Form 10QSB
period 1997-06-30
INDEPENDENT COMMUNITY BANKSHARES INC
filed 1997-08-14
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                 [ ] Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the transition period from ____________ to _____________

                        Commission file number: 333-24523

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


                         Virginia                            54-1696103
             (State or Other Jurisdiction of              (I.R.S. Employer
              Incorporation or Organization)            Identification No.)

                           111 West Washington Street
                           Middleburg, Virginia 22117
                    (Address of Principle Executive Offices)

                                 (540) 687-6377
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  __X__    No  _____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           837,149 shares of common stock, par value $5.00 per share, outstanding as of June 30, 1997

                     INDEPENDENT COMMUNITY BANKSHARES, INC.


                                      INDEX


Part I.   Financial Information                                        Page No.

          Item 1.  Financial Statements

                   Consolidated Balance Sheets                             3

                   Consolidated Statements of Income                       4

                   Consolidated Statements of Changes
                   in Shareholder's Equity                                 5

                   Consolidated Statements of Cash Flows                   6

                   Notes to Consolidated Financial Statements              7

          Item 2.  Management's Discussion and Analysis of
                   Results of Operation and Financial Condition            10



Part II.  Other Information                                                12

          Item 1.    Legal Proceedings
          Item 2.    Changes in Securities
          Item 3.    Defaults Upon Senior Securities
          Item 4.    Submission of Matters to a Vote of Security Holders
          Item 5.    Other Information
          Item 6.    Exhibits and Reports on Form 8-K

Signature                                                                  13

                     Independent Community Bankshares, Inc.
                           Consolidated Balance Sheets
                                  (000 omitted)



                                                                             (Unaudited)
                                                                              June 30,               December 31,
                                                                                1997                     1996
   Cash and due from banks                                                 $         7,561         $         6,519
   Securities (fair value:  June 30, 1997,
     $ 65,120, December 31, 1996,
     $ 52,376 )                                                                     65,100                  52,402
   Federal funds sold                                                                    -                   3,400
   Loans, net                                                                       95,972                  93,711
   Bank premises and equipment, net                                                  5,522                   4,699
   Other assets                                                                      2,332                   2,235
                                                                       ------------------------ -----------------------

         Total assets                                                      $       176,487         $       162,966
                                                                       ======================== =======================

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing                                                 $         24,674        $        23,242
      Interest bearing                                                              127,024                115,548
                                                                       ------------------------ -----------------------
           Total deposits                                                  $        151,698        $       138,790

  Securities sold under agreements to
    repurchase                                                             $          2,759        $         1,445
  Federal Home Loan Bank advances                                                     3,000                  4,000
  Other liabilities                                                                     567                    723
                                                                       ------------------------ -----------------------
          Total liabilities                                                $        158,024        $       144,958

Shareholders' Equity
  Common stock par value $5.00 per
   share, authorized 10,000,000 shares;
   issued and outstanding at June 30, 1997 - 837,149
   issued and outstanding at December 31, 1996 - 859,838                   $          4,185        $         4,299
  Capital surplus                                                                       889                  1,411
  Retained earnings                                                                  13,832                 12,817
  Unrealized gain (loss) on securities
    available for sale, net                                                            (443)                  (519)
                                                                       ------------------------ -----------------------
           Total shareholders' equity                                      $         18,463        $        18,008

Total liabilities and shareholders' equity                                 $        176,487        $       162,966
                                                                       ======================== =======================

See Accompanying Notes to Consolidated Financial Statements

                     Independent Community Bankshares, Inc.
                        Consolidated Statements of Income
                                  (000 omitted)


                                                                Unaudited                      Unaudited
                                                    ---------------------------------------------------------------
                                                             For the Six Months             For the Quarter
                                                                Ended June 30,              Ended June 30,
                                                         1997             1996           1997            1996
  Interest and fees on loans                               $  4,333       $   3,817      $   2,195       $   1,960
  Interest on investment securities
     Taxable                                                     67              94             31              43
     Exempt from federal income taxes                           335             279            174             143
  Interest on securities available for sale
     Taxable                                                  1,090             872            592             444
     Dividends                                                  140             132             71              77
  Interest on federal funds sold                                 97              86             40              50
                                                    ---------------- --------------- -------------- ---------------
      Total interest income                                $  6,062       $   5,280      $   3,103       $   2,717

Interest expense
  Interest on deposits                                     $  2,374       $   2,209      $   1,221       $   1,118
  Interest on FHLB advances                                      95              75             45              30
  Interest on short-term borrowings                              55               -             31               -
                                                    ---------------- --------------- -------------- ---------------
      Total interest expense                               $  2,524       $   2,284      $   1,297       $   1,148

      Net interest income                                  $  3,538       $   2,996      $   1,806       $   1,569

Provision for loan losses                                       116               -             61               -
                                                    ---------------- --------------- -------------- ---------------

      Net interest income after provision
       for loan losses                                     $  3,422       $   2,996      $   1,745       $   1,569

Other Income
  Commissions and fees from fiduciary
    activities                                            $      42       $       9      $      19       $       5
  Service charges on deposit accounts                           482             375            277             200
  Net gains (losses) on securities
     available for sale                                         (7)              14           (10)               -
  Other operating income                                          -               5              -               5
                                                    ---------------- --------------- -------------- ---------------
Other Expense
  Advertising                                             $      84       $      85      $      55       $      31
  Salaries and employee benefits                              1,263           1,182            620             572
  Net occupancy expense of premises                             270             272            138             154
  Other operating expenses                                      687             604            414             335
                                                    ---------------- --------------- -------------- ---------------
       Total other expense                                 $  2,304       $   2,143      $   1,227       $   1,092

       Income before income taxes                          $  1,635       $   1,256      $     804       $     687

       Income taxes                                             446             341            223             201

       Net income                                          $  1,189       $     915      $     581       $     486
                                                    ================ =============== ============== ===============

Earnings per average share:
  (1997 - 847,014 shares
    1996 - 859,838 shares)
Net income per share                                      $    1.40       $    1.06      $    0.69       $    0.56
Dividends per share                                       $    0.21       $    0.40      $    0.21       $    0.22


See Accompanying Notes to Consolidated Financial Statements

                     Independent Community Bankshares, Inc.
            Consolidated Statement of Changes in Shareholders' Equity
                 For the Six Months Ended June 30, 1997 and 1996
                                  (000 omitted)
                                   (unaudited)


                                                                                        Unrealized
                                                                                       Gain (Loss)
                                                                                      on Securities
                                           Common        Capital        Retained       Available for
                                            Stock        Surplus        Earnings        Sale, Net         Total
January 1, 1996                            $   4,299      $   1,411       $ 11,508       $     (265)       $ 16,953

  Net income                                                                   915                              915
  Cash dividends                                                              (334)                            (334)
  Change in net unrealized (losses)
   on securities available for sale                                                            (610)           (610)
                                         ------------  -------------   ------------   ---------------  -------------
Balances:
June 30, 1996                              $   4,299      $   1,411       $ 12,089       $     (875)       $ 16,924
                                         ============  =============   ============   ===============  =============

Balances:
January 1, 1997                            $   4,299      $   1,411       $ 12,817       $     (519)       $ 18,008

  Net income                                                                 1,189                            1,189
  Cash dividends                                                              (174)                            (174)
  Acquisition of common stock                  (114)           (522)                                           (636)
  Change in net unrealized (losses)
     on securities available for sale                                                             76             76
                                         ------------  -------------   ------------   ---------------  -------------
Balances:
June 30, 1997                              $   4,185      $     889       $ 13,832        $     (443)      $ 18,463
                                         ============  =============   ============   ===============  =============



See Accompanying Notes to Consolidated Financial Statements

                     Independent Community Bankshares, Inc.
                      Consolidated Statement of Cash Flows
                                  (000 omitted)
                                   (unaudited)


                                                                                 For the Six Months Ended
                                                                             --------------------------------
                                                                               June 30,          June 30,
                                                                                 1997              1996
                                                                             -------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $ 1,189           $    915
  Adjustments  to  reconcile  net  income  to net
   cash  provided  by  operating activities:
     Provision for loan losses                                                      116                 -
     Depreciation and amortization                                                  187                139
     Net (gains) losses on securities available for sale                              7                (14)
     Discount accretion and premium amortization
       on securities, net                                                            97                 90
     Net (gains) losses on sale of assets                                            15                 -
     Deferred taxes                                                                   -                 25
    (Increase) decrease in accrued interest receivable                              (74)                 1
    Decrease in prepaid income taxes                                                 78                  -
    (Increase) in other assets                                                     (175)               (27)
    Increase in accrued interest payable                                             64                 11
    Increase in other liabilities                                                  (220)              (120)
                                                                             -------------    ---------------
      Net cash provided by operating activities                                $  1,284           $  1,020


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and
     calls of investment securities                                            $    698           $  1,563
  Proceeds from maturity, principal paydowns and
     calls of securities available for sale                                       2,279              1,244
  Proceeds from sale of securities available
    for sale                                                                      2,075             10,219
  Proceeds from sale of assets                                                       37                  -
  Purchase of investment securities                                              (1,889)            (1,967)
  Purchase of securities available for sale                                     (15,815)           (12,284)
  Net (increase) in loans                                                        (2,377)            (6,724)
  Purchases of bank premises and equipment                                       (1,062)              (627)
                                                                             -------------    ---------------
     Net cash (used in) investing activities                                   $(16,054)         $  (8,576)


CASH FLOWS FROM FINANCING ACTIVTIES
  Net increase in demand deposits, NOW accounts,
     and savings accounts                                                      $  4,421          $   3,660
  Net increase in certificates of deposits                                        8,487              2,997
  Dividends paid                                                                   (174)              (334)
  Acquisition of common stock                                                      (636)                 -
  Payment on Federal Home Loan Bank advances                                     (1,000)            (1,000)
  Increase in securities sold under agreement to
     repurchase                                                                   1,314                  -
                                                                              -------------   ---------------
     Net cash provided by financing activities                                $  12,412          $   5,323

    Decrease in cash and cash equivalents                                     $  (2,358)         $  (2,233)

CASH AND CASH EQUIVALENTS
  Beginning                                                                   $   9,919          $   8,386
                                                                             =============    ===============
  Ending                                                                      $   7,561          $   6,153
                                                                             =============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                                   2,460              2,273
    Income taxes                                                                    414                434

SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain (loss) on securities available
      for sale                                                                     (672)            (1,330)

See Accompanying Note to Consolidated Financial Statements

                   INDEPENDENT COMMUNITY BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                 For the Six Months Ended June 30, 1997 and 1996


Note 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations and changes in cash flows for the six months ended June 30, 1997 and 1996. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1996. The results of operations for the six month periods ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.


Note 2.  Securities

         Securities being held to maturity as of June 30, 1997 are summarized as follows:

                                                        (000 omitted)

                                                                        Gross            Gross
                                                  Amortized          Unrealized        Unrealized         Fair
                                                     Cost               Gains           (Losses)          Value
                                              -------------------  ----------------  ---------------  --------------
          U.S. Treasury securities and
            obligations of U.S. government
            corporations and agencies            $         3,265    $           9     $        (48)    $      3,226

          Obligations of states and
            political subdivisions                        14,626               116             (57)          14,685
                                              -------------------  ----------------  ---------------  --------------
                                                  $       17,891    $          125   $        (105)    $     17,911
                                              ===================  ================  ===============  ==============




         Securities available for sale as of June 30, 1997 are summarized below:

                                  (000 omitted)

                                                                        Gross            Gross
                                                  Amortized          Unrealized       Unrealized          Fair
                                                     Cost               Gains          (Losses)          Value
                                              -------------------  ---------------- ---------------- ---------------
          U.S. Treasury securities and
             obligations of U.S. government
             corporations and agencies          $          5,411       $         4     $       (87)    $      5,328


          Corporate securities                             3,039                14             (83)           2,970


          Mortgaged backed securities                     38,723                54            (574)          38,203

          Other                                              708                 -                -             708
                                              -------------------  ---------------- ---------------- ---------------
                                                $         47,881       $        72     $      (744)    $     47,209
                                              ===================  ================ ================ ===============



Note 3. The consolidated loan portfolio is composed of the following:

                                                            June 30,        December 31,
                                                              1997              1996
                                                        -----------------  ---------------
                                                                  (000 omitted)

           Commercial, financial and agricultural           $     13,698     $     11,648

           Real estate construction                                4,498            4,182

           Real estate mortgage                                   70,881           70,739

           Installment loans to individuals                        7,882            8,061
                                                        -----------------  ---------------
           Total loans                                            96,959           94,630

          Less: Unearned income                                      (22)             (35)

                     Allowance for loan losses                      (965)            (884)
                                                        -----------------  ---------------
          Loans, net                                        $     95,972     $     93,711
                                                        =================  ===============




Note 4. The following is a summary of transactions in the reserve for loan losses:

                                                           June 30,        December 31,
                                                             1997              1996
                                                       ------------------ ----------------
                                                                  (000 omitted)

          Balance at January 1                             $         884     $        866

          Provision charged to operating expense                     116               65

          Recoveries added to the reserve                             26               78

          Loan losses charged to the reserve                        (61)             (125)
                                                       ------------------ ----------------
          Balance at the end of the period                 $         965     $        884
                                                       ================== ================

         The  Company had no impaired  loans at June 30, 1997 and  December  31,
1996.

         Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $43,531 at June 30, 1997 and $ 76,227 at December 31, 1996. If interest on these loans had been accrued, such income would have approximated $379 for the first half of 1997 and $1,993 in 1996.


Note 5.  New Accounting Pronouncements

         FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in June 1996 and establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Statement 125 also establishes new accounting requirements for pledged collateral. As issued, Statement 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 1996.

         FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", defers for one year the effective date (a) of paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, or similar transactions, of paragraph 9-12 and 237(b) of Statement 125.

         FASB Statement No. 128, "Earnings per Share", was issued in February 1997 and establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

         FASB Statement No. 129, "Disclosure of Information About Capital Structure", was issued in February 1997 and establishes standards for disclosing information about an entity's capital structure. It applies to all entities. This Statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinion No. 10, "Omnibus Opinion - 1966, and No. 15, Earnings per Share", and FASB Statement No. 47, "Disclosure of Long-Term Obligations", for entities that were subject to the requirements of those standards. This Statement is effective for financial statements for periods ending after December 15, 1997.

         FASB Statement No. 130, "Reporting Comprehensive Income", was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997.

         The effects of these Statements on the Company's financial statements are not expected to be material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Financial Summary

         Net income for the six months ended June 30, 1997, increased 29.9% to $1,189,000 or $1.40 per share compared to $915,000 or $1.06 for the first six months of 1996. Annualized returns on average assets and average equity for the period ended June 30, 1997, were 1.42% and 13.12% , respectively, compared to 1.27% and 10.73% for the same period in 1996.

         The total assets of the Bank increased to $176,487,000 at June 30, 1997, compared to $162,966,000 at December 31, 1996, representing an increase of $13,521,000 or 8.3%. Loan demand improved slightly to $95,972,000 at June 30, 1997, from 93,711,000 at December 31, 1996. The largest percentage increase in assets was in investments which includes $10 million in new purchases related to a CD promotion held late in the second quarter.

         Shareholders' equity at June 30, 1997, totaled $18,463,000 compared to $18,008,000 at December 31, 1996. Book value per share of common stock on June 30, 1997, was $22.05 per share compared to $20.94 at December 31, 1996.

         Net Interest Income

         Net interest income is the Bank's primary source of earnings and represents the difference between interest and fees earned on earnings assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $3,538,000 for the first six months of 1997 compared to $2,996,000 for the same period in 1996. The improvement in net interest income was attributable to a higher volume of earning assets and an improving net interest margin.

         Noninterest Income

         Service charges on deposit accounts for the six months of 1997 totaled $482,000 compared to $375,000 for the same period in 1996, an increase of 28.5%. The Bank currently derives most of its other noninterest income from fees on deposit related products.

         Noninterest Expenses

         In support of the Bank's continued growth, total noninterest expenses consisting of employee related costs, occupancy and other overhead totaled $2,304,000 for the first six months of 1997, compared to $2,143,000 for the same period in 1996, representing an increase of $161,000 or 7.5%. The increase in expense is attributable to the increase in salary and occupancy expense associated with a new branch building in Leesburg.

         Allowance for Loan Losses

         The allowance for loan losses as of June 30, 1997 was $965,000. This is a $81,000 increase from December 31, 1996. The current ratio of the allowance for loan losses to gross loans is 1.0%. The provision taken during the first six months of 1997 has been an attempt to keep the growth of the allowance in accordance with loan growth. Management believes that the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at June 30, 1997. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

         Capital Resources

         Shareholders' equity on June 30, 1997, was $18,463,000 compared to $18,008,000 on December 31, 1996. Factors contributing to the change in shareholders' equity were the retention of net income as well as the increase in the unrealized loss on securities available for sale. During the first quarter, the company did purchase and retire 22,689 shares at a cost of $635,292.

         At June 30, 1997, the Company's tier 1 and total risk-based capital ratios were 18.63% and 19.58%, respectively, compared to 19.3% and 20.2% at December 31, 1996. The Bank's leverage ratio was 11.63% at June 30, 1997, compared to a ratio of 11.7% at December 31, 1996. The Company's capital structure places it above the regulatory guidelines, as the Company maintains a strong capital base to take advantage of business opportunities while ensuring that it has the resources to protect against the risks inherent in its business.

         Part II.  Other information

         Item 1.  Legal proceedings

                  None

         Item 2.  Change in securities.

                  None

         Item 3.  Defaults upon senior securities

                  None

         Item 4.  Submission of matters to a vote of security holders.

                  Independent Community Bankshares, Inc. Annual Meeting of Shareholders was held Wednesday, April 9, 1997 in Middleburg, Virginia. The election of the directors of the company was the only item voted upon.

                  The votes cast for, against or withheld for the election were as follows:

   Name                      For               Against          Abstentions
   ----                      ---               -------          -----------
Howard M. Armfield           606,740              0                  0
Joseph L. Boling             606,740              0                  0
J. Lynn Cornwell, Jr.        606,740              0                  0
William F.Curtis             606,740              0                  0
Gordon Grayson               606,740              0                  0
George A. Horkan, Jr.        606,740              0                  0
C. Oliver Iselin, III        606,740              0                  0
William S. Leach             606,740              0                  0
John C. Palmer               606,740              0                  0
Millicent W. West            606,740              0                  0
Edward T. Wright             606,740              0                  0


         Item 5.  Other Information.

                  None

         Item 6.  Exhibits and Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Independent Community Bankshares, Inc.
                                        (Registrant)



         Date: August 14, 1997          /s/ Joseph L. Boling
                                        ------------------------------------
                                        Joseph L. Boling,
                                        Chairman of the Board & CEO



         Date: August 14, 1997          /s/ Alice P. Frazier
                                        ------------------------------------
                                        Alice P. Frazier,
                                        Senior Vice President & CFO