Form 10-Q
period 1997-09-30
INDEPENDENT COMMUNITY BANKSHARES INC
filed 1997-11-14
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

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

           906,297 shares of common stock, par value $5.00 per share, outstanding as of November 10, 1997

     * This Form 10-QSB also covers 276,600 Contractual Rights to Contingent Merger Consideration, which are registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on June 27, 1997.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.


                                      INDEX



Part I.    Financial Information                                                             Page No.

              Item 1.      Financial Statements

                   Consolidated Balance Sheets                                                   3

                   Consolidated Statements of Income                                             4

                   Consolidated Statements of Changes in Shareholder's Equity                    5

                   Consolidated Statements of Cash Flows                                         6

                   Notes to Consolidated Financial Statements                                    8

              Item 2.  Management's Discussion and Analysis of Results of Operation
                        and Financial Condition                                                 11


Part II.     Other Information

              Item 1.   Legal proceedings                                                       13

              Item 2.   Change in securities                                                    13

              Item 3.   Defaults upon senior securities                                         13

              Item 4.   Submission of matters to a vote of security holders                     13

              Item 5.   Other information                                                       13

              Item 6.   Exhibits and Reports on Form 8-K                                        13

              Signature                                                                         14

                     Independent Community Bankshares, Inc.

                          Consolidated Balance Sheets

                                 (000 omitted)


                                                              (Unaudited)
                                                             September 30  December 31,
                                                                 1997         1996
                                                             ------------  ------------
Assets:
   Cash and due from banks                                    $   5,681    $   6,519
   Securities (fair value:  September 30, 1997,
     $ 65,602, December 31, 1996,
     $ 52,376 )                                                  65,422       52,402
   Federal funds sold                                             1,700        3,400
   Loans, net                                                    96,167       93,711
   Bank premises and equipment, net                               5,506        4,699
   Other assets                                                   3,417        2,235
                                                              ---------    ---------

         Total assets                                         $ 177,893    $ 162,966
                                                              =========    =========

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing                                    $  25,046    $  23,242
      Interest bearing                                          124,124      115,548
                                                              ---------    ---------
           Total deposits                                     $ 149,170    $ 138,790

  Securities sold under agreements to
    repurchase                                                $   3,043    $   1,445
  Federal Home Loan Bank advances                                 3,900        4,000
  Other liabilities                                                 657          723
                                                              ---------    ---------
          Total liabilities                                   $ 156,770    $ 144,958

Shareholders' Equity
  Common stock par value $5.00 per
   share, authorized 10,000,000 shares;
   issued and outstanding at September 30, 1997 - 906,297
   issued and outstanding at December 31, 1996 - 859,838      $   4,531    $   4,299
  Capital surplus                                                 2,480        1,411
  Retained earnings                                              14,356       12,817
  Unrealized gain (loss) on securities
    available for sale, net                                        (244)        (519)
                                                              ---------    ---------
           Total shareholders' equity                         $  21,123    $  18,008

Total liabilities and shareholders' equity                    $ 177,893    $ 162,966
                                                              =========    =========

See Accompanying Notes to Consolidated Financial Statements

                     Independent Community Bankshares, Inc.
                        Consolidated Statements of Income
                                  (000 omitted)

                                                               Unaudited                           Unaudited
                                                      -------------------------------------------------------------------
                                                             For the Nine Months                  For the Quarter
                                                             Ended September 30,                Ended September 30,
                                                           1997               1996             1997             1996
                                                      ---------------    ---------------   --------------   -------------
Interest Income
  Interest and fees on loans                              $    6,544         $    5,974        $   2,211       $   2,157
  Interest on investment securities
     Taxable                                                      98                145               31              51

     Exempt from federal income taxes                            513                431              178             152
  Interest on securities available for sale
     Taxable                                                   1,788              1,313              698             441
     Exempt from federal income taxes
                                                                   5                  -                -               -
     Dividends                                                   220                198               80              66

  Interest on federal funds sold                                 124                 96               27              10
                                                      ---------------    ---------------   --------------   -------------
      Total interest income                               $    9,292         $    8,157        $   3,225       $   2,877

Interest expense
  Interest on deposits                                    $    3,646         $    3,319        $   1,272       $   1,110
  Interest on FHLB advances                                      132                131               37              56
  Interest on short-term borrowings                               89                  -               34               -
                                                      ---------------    ---------------   --------------   -------------
      Total interest expense                              $    3,867         $    3,450        $   1,343       $   1,166

      Net interest income                                 $    5,425         $    4,707        $   1,882       $   1,711

Provision for loan losses                                        178                  -               62               -
                                                      ---------------    ---------------   --------------   -------------
      Net interest income after provision
       for loan losses                                    $    5,247         $    4,707        $   1,820       $   1,711

Other Income
  Commissions and fees from fiduciary
    activities                                           $       172       $         14        $     130       $       5
  Service charges on deposit accounts                            762                549              280             174
  Net gains (losses) on securities
     available for sale                                         (29)                 14             (22)               -
  Other operating income                                           9                  9                9               4
                                                      ---------------    ---------------   --------------   -------------
       Total other income                                $       914        $       586        $     397       $     183

Other Expense
  Advertising                                            $       106        $       117       $       22      $       32
  Salaries and employee benefits                               2,023              1,769              760             587
  Net occupancy expense of premises                              407                377              137             105
  Other operating expenses                                     1,013                878              326             275
                                                      ---------------    ---------------   --------------   -------------
       Total other expense                                $    3,549         $    3,141        $   1,245       $     999

       Income before income taxes                         $    2,612         $    2,152        $     972       $     895
       Income taxes                                              706                617              260             276
                                                      ---------------    ---------------   --------------   -------------
       Net income                                         $    1,906         $    1,535        $     712       $     619
                                                      ===============    ===============   ==============   =============
Earnings per average share:
  (1997 - 882,994 average shares
       1996 - 859,838  average shares)
Net income per share                                     $      2.22        $      1.78        $    0.85       $    0.72
Dividends per share                                      $      0.44        $      0.62        $    0.23       $    0.22

See Accompanying Notes to Consolidated Financial Statements

                     Independent Community Bankshares, Inc.
            Consolidated Statement of Changes in Shareholders' Equity
              For the Nine Months Ended September 30, 1997 and 1996
                                  (000 omitted)
                                   (unaudited)

                                                                           Unrealized
                                                                           Gain (Loss)
                                                                          on Securities
                                        Common      Capital     Retained  Available for
                                         Stock      Surplus     Earnings    Sale, Net    Total
                                       ----------  ---------   ---------  ------------- --------

Balances:
January 1, 1996                         $  4,299    $  1,411    $ 11,508    $   (265)   $ 16,953
  Net income                                                       1,534                   1,534
  Cash dividends                                                    (520)                   (520)
  Change in net unrealized (losses)
    on securities available for sale                                            (479)       (479)
                                        --------    --------    --------    --------    --------
Balances:
September 30, 1996                      $  4,299    $  1,411    $ 12,522    $   (744)   $ 17,488
                                        ========    ========    ========    ========    ========

Balances:
January 1, 1997                         $  4,299    $  1,411    $ 12,817    $   (519)   $ 18,008
  Net income                                                       1,906                   1,906
  Cash dividends                                                    (367)                   (367)
  Acquisition of common stock               (114)       (522)                               (636)
  Issuance of common stock                   346       1,590                               1,936
  Change in net unrealized (losses)
     on securities available for sale                                            275         275
                                        --------    --------    --------    --------    --------
Balances:
September 30, 1997                      $  4,531    $  2,479    $ 14,356    $   (244)   $ 21,122
                                        ========    ========    ========    ========    ========


See Accompanying Notes to Consolidated Financial Statements

                     Independent Community Bankshares, Inc.
                      Consolidated Statement of Cash Flows
                                  (000 omitted)
                                   (unaudited)

                                                           For The Nine Months Ended
                                                         ----------------------------
                                                          September 30, September 30,
                                                               1997        1996
                                                          ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $  1,906    $  1,535
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for loan losses                                   134          24
     Depreciation and amortization                               299         220
     Net (gains) losses on securities available for sale          29         (14)
     Discount accretion and premium amortization
       on securities, net                                        152         116
     Net (gains) losses on sale of assets                         15         -
    Deferred taxes                                               -            12
    (Increase) decrease in accrued interest receivable          (111)          9
    Decrease in prepaid income taxes                              78         -
    (Increase) decrease in other assets                       (1,298)         21
    Increase in accrued interest payable                          68          45
    Increase (decrease) in other liabilities                    (135)       (121)
                                                            --------    --------
      Net cash provided by operating activities             $  1,137    $  1,847

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and
     calls of investment securities                         $  1,387    $  1,805
  Proceeds from maturity, principal paydowns and
     calls of securities available for sale                    3,381       1,617
  Proceeds from sale of securities available
    for sale                                                  15,313      10,914
  Proceeds from sale of assets                                    37         -
  Purchase of investment securities                           (1,889)     (2,082)
  Purchase of securities available for sale                  (30,977)    (15,409)
  Net (increase) in loans                                     (2,590)    (11,197)
  Purchases of bank premises and equipment                    (1,148)     (1,067)
                                                            --------    --------
     Net cash (used in) investing activities                $(16,486)   $(15,419)

CASH FLOWS FROM FINANCING ACTIVTIES
  Net increase in demand deposits, NOW accounts,
     and savings accounts                                   $  2,969    $  7,649
  Net increase in certificates of deposits                     7,411       4,311
  Dividends paid                                                (367)       (520)
  Acquisition of common stock                                   (636)        -
  Issuance of common stock for acquisition                     1,936


  Payment on Federal Home Loan Bank advances                  (2,000)     (1,000)
  New borrowings on Federal Home Loan Bank line of credit      1,900       2,000
  Increase in securities sold under agreement to
     repurchase                                                1,598         -
                                                            --------    --------
     Net cash provided by financing activities              $ 12,811    $ 12,440

    Increase in cash and cash equivalents                   $ (2,538)   $ (1,132)
CASH AND CASH EQUIVALENTS
  Beginning                                                 $  9,919    $  8,386
                                                            ========    ========

  Ending                                                    $  7,381    $  7,254
                                                            ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                3,577       3,274
    Income taxes                                                 684         592


SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain (loss) on securities available
      for sale                                                  (416)        581




See Accompanying Note to Consolidated Financial Statements

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
              For the Nine Months Ended September 30, 1997 and 1996


Note 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations and changes in cash flows for the nine months ended September 30, 1997 and 1996. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1996. The results of operations for the nine month periods ended September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.


Note 2.  Securities

        Securities being held to maturity as of September 30, 1997 are summarized as follows:

                                  (000 omitted)

                                                        Gross        Gross
                            Amortized   Unrealized    Unrealized      Fair
                              Cost        Gains        (Losses)       Value
                            ---------   ----------    ----------     --------

U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies              $  3,827     $      6      $    (32)     $  3,801

Obligations of states and
  political subdivisions      14,005          227           (21)       14,211

                            --------     --------      --------      --------
                            $ 17,832     $    233      $    (53)     $ 18,012
                            ========     ========      ========      ========


       Securities available for sale as of September 30, 1997 are summarized below:

                                  (000 omitted)

                                                           Gross        Gross
                               Amortized   Unrealized    Unrealized      Fair
                                 Cost        Gains        (Losses)       Value
                               ---------   ----------    ----------     --------

U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                  $  1,657    $      8     $     (6)     $  1,659

Corporate securities               2,512          19          (56)        2,475


Obligations of states and
   political subdivisions          5,068         -            (40)        5,028

Mortgaged backed securities       38,022          86         (388)       37,720
Other                                708         -            -             708
                                --------    --------     --------      --------
                                $ 47,967         113     $   (490)     $ 47,590
                                ========    ========     ========      ========


Note 3. The consolidated loan portfolio is composed of the following:


                                              September 30,            December 31,
                                                   1997                    1996
                                           ---------------------    --------------------
                                                          (000 omitted)


 Commercial, financial and agricultural        $         12,935        $         11,648
 Real estate construction                                 3,475                   4,182
 Real estate mortgage                                    73,033                  70,739
 Installment loans to individuals                         7,761                   8,061
                                           ---------------------    --------------------
Total loans                                              97,204                  94,630

Less: Unearned income                                      (19)                    (35)
           Allowance for loan losses                    (1,018)                   (884)
                                           ---------------------    --------------------

 Loans, net                                    $         96,167        $         93,711
                                           =====================    ====================





Note 4. The following is a summary of transactions in the reserve for loan losses:

                                                     September 30,  December 31,
                                                         1997          1996
                                                     -------------  ------------
                                                             (000 omitted)

Balance at January 1                                     $   884        $   866
Provision charged to operating expense                       178             65
Recoveries added to the reserve                               32             78
Loan losses charged to the reserve                           (76)          (125)
                                                         -------        -------
Balance at the end of the period                         $ 1,018            884
                                                         =======        =======

         The Company had no impaired loans at September 30, 1997 and December 31, 1996.

         Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $262,189 at September 30, 1997 and $ 76,227 at December 31, 1996. If interest on these loans had been accrued, such income would have approximated $ 9,216 for the first nine months of 1997 and $1,993 in 1996.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Financial Summary

         Net income for the nine months ended September 30, 1997, increased 24.2% to $1,906,000 or $2.22 per share compared to $1,535,000 or $1.78 per share for the first nine months of 1996. Annualized returns on average assets and equity for the period ended September 30, 1997, were 1.47% and 13.52%, respectively, compared to 1.39% and 11.89% for the same period in 1996.

         The total assets of the Company increased to $177,893,000 at September 30, 1997, compared to $162,966,000 at December 31, 1996, representing an increase of $14,927,000 or 9.2%. Loan demand has been sluggish with $96,167,000 at September 30. 1997, up slightly from $93,711,000 at
         December 31, 1996. The investment portfolio has grown 24.8% to $65,422,000 at September 30, 1997 compared to $52,402,000 at December 31, 1996.

         Shareholders' equity at September 30, 1997, totaled $21,123,000, compared to $18,008,000 at December 31, 1996. Book value per share of common stock on September 30, 1997 was $23.21 per share compared to $20.94 at December 31, 1996.

         On August 1, 1997 the Company finalized its acquisition of The Tredegar Trust Company (TTTC). TTTC became a wholly owned subsidiary of Independent Community Bankshares, Inc. and was accounted for under the purchase method. TTTC is an independent trust company located in Richmond, Virginia. TTTC had $2.1 million in assets at September 30, 1997 of which $1.2 million was goodwill associated with the transaction.

         Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $5,425,000 for the first nine months of 1997 compared to $4,707,000 for the same period in 1996. The improvement in net interest income was attributable to a higher volume of earning assets as well as management's conscientious effort to improve the margin through asset/liability management.

         Noninterest Income

         Service  charges on deposit  accounts for the first nine months of 1997 totaled $762,000 compared $549,000 for the same period in 1996, an increase of 38.8%. Commission and fees from fiduciary activities was $172,000 at September 30, 1997 compared to $14,000 at September 30, 1996. The acquisition of The Tredegar Trust Company on August 1, 1997 has solely contributed to this increase. Otherwise the Company currently derives most of its other noninterest income from fees on deposit related products.

         Noninterest Expense

         In support of the Company's continued growth, total noninterest expenses consisting of employee related costs, occupancy and other overhead totaled $3,549,000 for the first nine months of 1997, compared to $3,141,000 for the same period in 1996, representing an increase of $406,000 or 12.1%. The increase in expenses are attributable to the acquisition of The Tredegar Trust Company as well as the opening of a new branch building in Leesburg, Virginia opened in April 1997.

         Allowance for Loan Losses

         The allowance for loan losses at September 30, 1997 was $1,018,000. This is a $134,000 increase from December 31, 1996. The current ratio of the allowance for loan losses to gross loans is 1.05%. The provision taken during the first nine months of 1997 has been an attempt to keep the growth of the allowance in accordance with loan growth. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at September 30, 1997. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

         Capital Resources

         Shareholders' equity at September 30, 1997 was $21,123,000 compared to $18,008,000 on December 31, 1996. Factors contributing to the change in shareholders' equity include the acquisition of The Tredegar Trust Company on August 1, 1997 which resulted in issuance of 69,148 shares on common stock for a total increase in capital of $1,936,144. The retention of net income as well as the decrease in allowance for unrealized loss on securities available for sale have also been contributing factors to growth in shareholders' equity. During the first quarter, the Company did purchase and retire 22,689 shares at a cost of $635,292.

         At September 30, 1997, the Company's tier 1 and total risk-based capital ratios were 20.5% and 21.5%, respectively, compared to 19.3% and 20.2% at December 31, 1996. The Company's leverage ratio was 12.4% at September 30, 1997, compared to a ratio of 11.7% at December 31, 1996. The Company's capital structure places it above the regulatory guidelines, as the Company maintains a strong capital base to take advantage of business opportunities while ensuring that it has the resources to protect against the risks inherent in its business.

         Part II.  Other information

         Item 1.  Legal proceedings

                  None

         Item 2.  Change in securities.

                  None

         Item 3.  Defaults upon senior securities

                  None

         Item 4.  Submission of matters to a vote of security holders.

                  None

         Item 5.  Other Information.

                  None

         Item 6.  Exhibits and Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Independent Community Bankshares, Inc.
                                     -----------------------------------------
                                                            (Registrant)



         Date: 11/14/97              /s/ Joseph L. Boling
              ----------------       -----------------------------------------
                                     Joseph L. Boling,
                                     Chairman of the Board & CEO



         Date: 11/14/97              /s/ Alice P. Frazier
              ----------------       -----------------------------------------
                                     Alice P. Frazier,
                                     Senior Vice President & CFO