Form 10KSB
period 1997-12-31
INDEPENDENT COMMUNITY BANKSHARES INC
filed 1998-03-31
CIK 914138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                        Commission file number 033-70920

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                 (Name of Small Business Issuer in its Charter)

                Virginia                                  54-1696103
      (State or Other Jurisdiction                     (I.R.S. Employer
           of Incorporation)                         Identification No.)

       111 West Washington Street                           20117
          Middleburg, Virginia                            (Zip Code)
(Address of Principal Executive Offices)

                                 (540) 687-6377
                (Issuer's Telephone Number, Including Area Code)

             Securities registered under Section 12(b) of the Act:

                                               Name of Each Exchange
             Title of Each Class                on Which Registered
             -------------------               ---------------------

                    None                                n/a

              Securities registered under Section 12(g) of the Act:

                                      None
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                              Yes  _X_   No ___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's gross income for its most recent fiscal year was $138,341.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as of March 30, 1998 was approximately $28,822,535. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of outstanding shares of Common Stock as of March 30, 1998 was 1,812,594.

                                TABLE OF CONTENTS

                                     PART I

                                                                          Page

ITEM 1.  DESCRIPTION OF BUSINESS........................................... 3

ITEM 2.  DESCRIPTION OF PROPERTY........................................... 4

ITEM 3.  LEGAL PROCEEDINGS................................................. 5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS.................................. 5

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS.................................. 5

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION................... 6

ITEM 7.  FINANCIAL STATEMENTS............................................. 25

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE.............. 26

                                    PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH SECTION
                      16(a) OF THE EXCHANGE ACT........................... 26

ITEM 10. EXECUTIVE COMPENSATION........................................... 27

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT............................... 30

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 31

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K........................... 31

                                     Part I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Independent Community Bankshares, Inc. ("ICBI" or the "Company") is a bank holding company that was incorporated under the laws of the Commonwealth of Virginia in 1993. The Company owns all of the stock of its subsidiaries, The Middleburg Bank (the "Bank"), an independent commercial bank, and The Tredegar Trust Company ("Tredegar"), an independent trust company, both of which are chartered under the laws of Commonwealth of Virginia.

         The Bank has three branches. The Bank has its main office at 111 West Washington Street, Middleburg, Virginia 20117, and has branch offices in Purcellville and Leesburg, Virginia. The Bank opened for business on July 1, 1924.

         Tredegar has its main office at Riverfront Plaza, 901 E. Byrd Street, Suite 190, Richmond, Virginia 23219, and a branch office in Middleburg, Virginia. Tredegar opened for business in January 1994.

         The local community that is served by the Bank is defined as Western Loudoun County. Loudoun County is in Northwestern Virginia and included in the Washington-Baltimore Metropolitan statistical area, the fourth largest market in the United States. Loudoun County's population is approximately 120,000 with slightly over one-third of the population located in the markets served by the Bank and Tredegar. The local economy is driven by service industries requiring a higher skill level, self-employed individuals, the equine industry and the independently wealthy. Tredegar serves primarily the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan as well as Loudoun County. However, Tredegar does have customers outside of its primary market. Richmond is the state capital of Virginia and is home to over 20 Fortune 500 Companies. The greater Richmond area has a population in excess of 750,000 people.

         The Company, through its subsidiaries, offers a wide range of banking, fiduciary and investment management services available to both individuals and small businesses. The banking services include various types of checking and savings deposit accounts, and the making of business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans. Also, the Bank offers ATM's at all locations, travelers' checks, money orders, safe deposit rentals, collections, notary public, wire services and other traditional bank services to its customers. Tredegar provides a variety of investment management and fiduciary services including trust and estate settlement. Tredegar can also serve as escrow agent, attorney-in-fact, guardian of property or trustee of an IRA.

         The Bank has one wholly owned subsidiary, Middleburg Bank Service Corporation, which is incorporated under the laws of the Commonwealth of Virginia. Middleburg Bank Service Corporation is a partner in a limited liability company, Bankers Title Shenandoah, LLC, which sells title insurance to its members.

         As of December 31, 1997, ICBI had a total of 62 full time equivalent employees. The Company considers relations with its employees to be excellent. The Company's employees are not represented by a collective bargaining unit.

Competition

         ICBI faces significant competition both in making loans and in attracting deposits. Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders. Its most direct competition for deposits has historically come from savings and loan associations and savings banks, commercial banks, credit unions and other financial institutions. Based upon total assets at June 30, 1996, ICBI is the second largest banking organization operating in Loudoun County, Virginia. ICBI may face an increase in competition, as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. ICBI also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

         Tredegar competes for customers and accounts with banks and other financial institutions. Even though many of these institutions have been engaged in the trust or investment management business for a considerably longer period of time than Tredegar and have significantly greater resources, Tredegar has grown through its commitment to quality trust services and a local community approach to business.

         The Company and its subsidiaries are subject to regulation and examination by the Federal Reserve Bank and the State Corporation Commission. The Company is also under the jurisdiction of the Securities and Exchange Commission and certain state securities commissions with respect to matters relating to the offer and sale of its securities. In addition, the Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation.


ITEM 2.  DESCRIPTION OF PROPERTY

         The headquarters building of the Company and the Bank, which also serves as a branch office for Tredegar was completed in 1981 and is a two-story building of brick construction, with approximately 18,000 square feet of floor space located at 111 West Washington Street, Middleburg, Virginia 20117. The office operates nine teller windows, including three drive-up facilities and one stand-alone automatic teller machine. The Bank owns the headquarters building.

         The Purcellville Bank branch was purchased in 1994 and is a one-story building with a basement of brick construction, with approximately 3,000 square feet of floor space located at 431 East Main Street, Purcellville, Virginia 20132. The office operates four teller windows, including one drive-up facility and one stand-alone automatic teller machine. The Bank owns this branch building.

         The Leesburg Bank branch was completed in 1997 and is a two-story building with a basement of brick construction, with approximately 6,000 square feet of floor space located at 102 Catoctin Circle, S.E., Leesburg, Virginia
20175. The office operates five teller windows, including three drive-up facilities and one drive-up automatic teller machine. The Bank also owns this branch building.

         Tredegar has leased its main office in Richmond, Virginia. Rental expense for this location totaled $20,000 for the five months included in the fiscal year ending December 31, 1997.

         All of the Company's properties are in good operating condition and are adequate for the Company's present and anticipated future needs.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the company is a party or of which the property of the Company subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.


                                     Part II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since October 1997, the Company's Common Stock has traded on the OTC Bulletin Board under the symbol "ICBX". Prior to October 1997, the Common Stock was neither listed on any stock exchange nor quoted on the Nasdaq Stock Market and trades infrequently. During that time, the Common Stock had periodically been sold in a limited number of privately negotiated transactions. The prices set forth below do not necessarily reflect the price that would be paid in an active and liquid market.

                           Market Price and Dividends

                                             Sales Price           Dividends
                                         High           Low
1996:
     1st quarter.................        14.00         14.00          .09
     2nd quarter.................        14.00         14.00          .11
     3rd quarter.................        14.50         14.00          .11
     4th quarter.................        14.00         14.00          .11

1997:
     1st quarter.................        14.00         14.00          .09
     2nd quarter.................        14.50         14.00          .11
     3rd quarter.................        16.00         15.50          .12
     4th quarter.................        22.00         16.75          .12

________________
(1) All prices and dividends are adjusted for a two-for-one stock split as of November 24, 1997.
(2) Beginning with the first quarter of 1997, ICBI began paying dividends for the respective quarter immediately following the end of that quarter.


         ICBI historically has paid cash dividends on a quarterly basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of ICBI's Board of Directors and will depend upon the earnings of ICBI and its subsidiaries, principally, its subsidiary bank, the financial condition of ICBI and other factors, including general economic conditions and applicable governmental regulations and policies. ICBI or the Bank has paid regular cash dividends for over 200 consecutive quarters.

         As of December 31, 1997, ICBI had 483 shareholders of record.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of ICBI. This discussion and analysis should be read in conjunction with the "Selected Financial Information" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

         On August 1, 1997, ICBI completed its acquisition of The Tredegar Trust Company ("Tredegar"), an independent trust company headquartered in Richmond, Virginia. Management believes that the acquisition of Tredegar will enhance among other things, ICBI's noninterest income. Noninterest income for the year ended December 31, 1996. Trust fees increased $310,000 from the 1996 balance. This is a result of the acquisition of Tredegar, which provided $292,000 of such fees. The acquisition of Tredegar is a key part of ICBI's strategy to increase noninterest income. The acquisition was accounted for using the purchase method of accounting.

Overview

         ICBI's performance for 1997 showed improvement over the previous year. Continued high quality asset growth, an improved net interest margin and management efficiencies contributed to net income of $2,631,305 for 1997, compared to $2,030,946 in 1996 and $1,706,494 in 1995. Return on average assets continued to increase during 1997 to 1.52% compared to 1.35% and 1.26% for 1996 and 1995, respectively. Return on average equity also increased during 1997 to 13.54%, up from 11.83% for 1996 and 9.72% for 1995.

         Net interest margin increased during 1997 to 4.98% on a tax-equivalent basis. Net interest margin for 1996 and 1995 was 4.90% and 4.84%, respectively. Net interest margin and net interest income are influenced by fluctuations in market rates and changes in both the volume and mix of average earning assets and the liabilities that fund those assets. Loan demand was relatively strong during each of the three years (1995 - 1997). The average cost of funds remained somewhat flat during the same three year period beginning with 4.06% in 1995, rising to 4.16% in 1996 and declining in 1997 to 4.05%. The average yield on earning assets increased from 8.11% in 1995 to 8.23% in 1996 but experienced a slight decline of 2 basis points to 8.21% in 1997.

         Loans, net of unearned income, were $104.2 million at December 31, 1997. This is a 10.15% growth over the 1996 balance of $94.6 million. Loans, net of unearned income increased 16.93% in 1996 to $94.6 million from $80.9 million in 1995. ICBI's investment portfolio continues to grow as excess deposits over loans are placed in high-quality securities. At December 31, 1997, ICBI's securities portfolio represented 37.90% of average earning assets and had increased by 22.40% over the level at December 31, 1996. Total securities were $63.7 million in 1997, $52.4 million in 1996 and $48.2 million in 1995.

         ICBI's efficiency ratio, a measure of its performance based upon the relationship between non-interest expense and income less securities gains, compares favorably to other Virginia financial institutions. ICBI's efficiency ratio for 1997, 1996 and 1995 was 53.70%, 59.50% and 59.00%, respectively. A
lower  percentage  of  the  efficiency  ratio  represents   greater  control  of
non-interest related costs. A fluctuation in the efficiency ratio can be attributed to relative changes in both non-interest income and net interest income.

         ICBI is not aware of any current recommendations by any regulatory authorities which, if they were implemented, would have a material effect on the registrant's liquidity, capital resources, or results of operations.

Net Interest Income

         Net interest income represents the principal source of earnings for ICBI. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of interest earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

         Net interest income was $7.5 million in 1997, up 15.40% over the $6.5 million reported for the same period in 1996 and up 12.07% over the $5.8 million reported for 1995. Net interest income in 1997 was affected primarily by growth in both the securities and loan portfolios and secondarily affected by a strategy to restructure a portion of the securities portfolio out of government agencies to municipals to maximize yield without increasing risk. Loans grew
$9.6 million in 1997, providing $843,000 in additional interest income. Investment securities grew $11.3 million to $63.7 million at December 31, 1997. The growth in securities from 1996 to 1997 provided $820,000 in additional net interest income. In 1997, interest bearing deposits provided a majority of the source of funds by increasing to $129.9 million, up $14.4 million (12.50%) from $115.5 million in 1996. Interest bearing deposits increased $11.9 million in 1996 from $103.6 million in 1995 to $115.5 million in 1996. The growth in deposits was a result of the recent addition of two de nova branches as well as offering attractive market rates coupled with customers' desire to place their deposits in a locally managed, high performing and well capitalized financial corporation. Management anticipates growth in net interest income, loans and deposits to remain strong in 1998.

         Net interest income for 1996 was $6.5 million, compared to $5.8 million in 1995. Like 1997, net interest income was affected by growth in the loan and securities portfolios. Loans grew $13.7 million to $94.6 million in 1996, providing $872,000 in additional interest income. Investment securities grew $4.1 million to $52.4 million at December 31, 1996, providing $452,000 of additional interest income. While deposits grew $11.9 million in 1996 to $115.5 million, the interest expense grew by only $400,000.

         The Average Balances, Income and Expenses, Yields and Rates table depicts interest income on earning assets and related average yields as well as interest expense on interest bearing liabilities and related average rates paid for the periods indicated. Loans placed on nonaccrual status are included in the balances and were included in the computations of yields, upon which they had no material effect. The average balances used for the purposes of this table and other statistical calculation disclosures are calculated using daily average balances.

             Average Balances, Income and Expenses, Yields and Rates

                                                                             Years Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                         1997                          1996                        1995
                                             ---------------------------  ----------------------------- --------- --------- --------
                                              Average   Income/   Yield/    Average   Income/   Yield/   Average   Income/   Yield/
                                              Balance   Expense    Rate     Balance   Expense    Rate    Balance   Expense    Rate
                                             --------- --------- --------  --------- --------- -------- --------- --------- --------
                                                                          (Dollars in thousands)
Assets :
Securities:
   Taxable                                     $41,242   $2,469   5.99%    $34,550    $2,023    5.86%    $30,953     $1,832    5.92%
   Tax-exempt (1) (2)                           19,721    1,574   7.98%     15,238     1,200    7.87%     12,452        939    7.54%
                                             --------- --------           --------   -------            --------   --------
       Total Securities                         60,963    4,043   6.63%     49,788     3,223    6.47%     43,405      2,771    6.38%
Loans
   Taxable                                      96,179    8,956   9.31%     87,358     8,137    9.31%     79,639      7,265    9.12%
   Tax-exempt                                      376       24   6.38%          -         -                   -          -
                                             --------- --------           --------   -------            --------   --------
       Total Loans                              96,555    8,980   9.30%     87,358     8,137    9.31%     79,639      7,265    9.12%
Federal Funds Sold                               2,928      160   5.46%      2,431       130    5.35%      2,470        138    5.59%
Interest on Money Market investments               365       13   3.56%        125         5    4.00%          -          -       -
Interest Bearing Deposits in
   other financial institutions                     84        8   9.52%         15         1    6.67%          -          -       -
                                             --------- --------           --------   -------            --------   --------
       Total earning assets                    160,895   13,204   8.21%    139,717    11,496    8.23%    125,514     10,174    8.11%

Less: allowances for credit
   Losses                                        (952)                       (894)                         (931)
Total nonearning assets                         12,730                      10,340                         9,345
                                             ---------                    --------                      --------

Total assets                                  $172,673                    $149,163                      $133,928
                                             =========                    ========                      ========


Liabilities (1):
Interest-bearing deposits:
   Checking                                    $19,886      360   1.81%    $18,348      $390    2.13%    $17,919       $436    2.43%
   Regular savings                              15,631      577   3.69%     14,562       561    3.85%     14,003        534    3.81%
   Money market savings                         30,071      883   2.94%     28,735       869    3.02%     26,980        834    3.09%
   Time deposits:
      $100,000 and over                         16,480      936   5.68%     12,013       738    6.14%     12,523        689    5.50%
      Under $100,000                            40,100    2,130   5.31%     34,760     1,898    5.46%     28,775      1,563    5.43%
                                             --------- --------           --------   -------            --------   --------

      Total interest-bearing
      Deposits                                 122,168    4,886   4.00%    108,418     4,456    4.11%    100,200      4,056    4.05%

Federal Home Loan Bank
   Advances                                      2,999      172   5.74%      3,188       187    5.87%        514         31    6.03%
Securities sold under agreements
   To repurchase                                 2,662      119   4.47%          8
                                                                                                              -          -
Federal Funds Purchased                            272       15   5.51%         73         4    5.48%        145          9    6.21%
                                             --------- --------           --------   -------            --------   --------
       Total interest-bearing
         Liabilities                           128,101    5,192   4.05%    111,687     4,647    4.16%    100,859      4,096    4.06%
Non-interest bearing liabilities
   Demand Deposits                              24,025                      19,211                        15,691
   Other liabilities                             1,112                         923                           751

Total liabilities                              153,238                     131,821                       117,301
Shareholders' equity                            19,435                      17,342                        16,627

Total liabilities and shareholders'
   Equity                                     $172,673                    $149,163                      $133,928
                                             =========                    ========                      ========

Net interest income                                      $8,012                       $6,849                         $6,078
                                                       ========                      =======                       ========

Interest rate spread                                              4.16%                         4.07%                          4.05%
Interest expense as a percent of
   Average earning assets                                         3.23%                         3.33%                          3.26%
Net interest margin                                               4.98%                         4.90%                          4.84%

--------------------------
(1) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%
(2) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

         The following table analyzes changes in net interest income attributable to changes in volume of interest-bearing assets and liabilities compared to changes in interest rates. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccruing loans are included in average loans outstanding:

                                                            Volume and Rate Analysis
                                                            (Tax equivalent basis)
                                                            Years Ended December 31,
                                       ---------------------------------------------------------------
                                                1997 vs 1996                     1996 vs 1995
                                          Increase (Decrease) Due          Increase (Decrease) Due
                                                to Changes in:                  to Changes in:
                                       -------------------------------  ------------------------------
                                        Volume     Rate       Total        Volume      Rate      Total
Earning Assets:
Securities:
  Taxable                              $   400    $    46    $   446      $   209    $  (18)   $    191
  Tax-exempt                               357         17        374          218         43        261
Loans:
  Taxable                                  819          -        819          718        154        872
  Tax-exempt                                24          -         24            -
                                                                               24          -          -
Federal funds sold                          28          2         30          (2)        (6)        (8)
Interest on money market
  investments                                8          -          8            5          -          5
Interest bearing deposits in other
  Financial institutions                     6          1          7            1          -          1
                                       -------    -------    -------      -------    -------    -------
     Total earning assets              $ 1,642    $    66    $ 1,708      $ 1,149    $   173    $ 1,322

Interest-Bearing Liabilities:
Interest checking                      $    38    $  (68)       (30)     $     11       (57)       (46)
Regular savings deposits                  (21)         16         21
                                                                               37          6         27
Money market deposits                     (19)         14         54         (19)
                                                                                          33         35
Time deposits
  $100,000 and over                      (103)         31       (72)         (26)         75         49
  Under $100,000                           541       (39)        502          326          9        335
                                       -------    -------    -------      -------    -------    -------
  Total interest bearing deposits      $   546    $ (116)   $    430      $   386    $    14    $   400
  Federal Home Loan Bank
      Advances                            (11)        (4)       (15)          157        (1)        156
  Securities sold under agree-
    ment to repurchase                     119          -        119            -          -          -
  Federal Funds Purchased                   11          -         11          (4)        (1)        (5)
                                       -------    -------    -------      -------    -------    -------
    Total interest bearing
       Liabilities                     $   665    $  (120)   $   545      $   539    $    12    $   551

Change in net interest income          $   977    $   186    $ 1,163      $   610    $   161    $   771
                                       =======    =======    =======      =======    =======    =======

         ICBI's Asset/Liability Committee (ALCO) is responsible for reviewing the Corporation's liquidity requirements and maximizing the Corporation's net interest income consistent with capital requirements, liquidity, interest rate and economic outlooks, competitive factors and customer needs. Liquidity requirements are also reviewed in detail at the banking subsidiary of ICBI and overall asset/liability management is performed at the banking subsidiary level with participation from management of the holding company as well as the non-banking subsidiary.

Interest Rate Risk

         Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the range of the Company's NII sensitivity analysis during the fiscal year 1997 as compared to the 10% Board approved policy limit.

                                                 Estimated
             Rate Change                       NII Sensitivity
             -----------                       ---------------

                                       High          Low         Average
                                       ----          ---         -------
               +200 bp                 1.32%         .22%         .80%
               -200 bp                (2.06%)       (.65%)        .27%


         Based on the averages presented in the table above, had the interest rates shifted upwards 200 basis points, then the effect to net interest income of the banking subsidiary could have been an increase of $60,000 for the fiscal year 1997. If interest rates had decreased 200 basis points during fiscal year 1997, then the effect to net interest income of the banking subsidiary could have been an increase of $20,000.

         The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

         Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Noninterest Income

         Noninterest income for the year ended December 31, 1997, increased $407,000, or 54.85% from the $742,000 balance at December 31, 1996. Trust fees increased $310,000 from the 1996 balance. This is a result of the acquisition of Tredegar, which provided $292,000 of such fees. Service charges, commissions and fees, the largest single item of noninterest income were $887,000 for 1997, up 31.48% over the comparable period a year ago. The increase in this category for 1997 results mostly from the increase in fees earned by the non-deposit investment sales. 1996 noninterest income increased $48,000, or 6.91% over the December 31, 1995 balance. Other operating income decreased $2,000 from the 1996 balance of $16,000. The 1995 balance of other income reflects the recognition of a $150,000 gain on other real estate sold. Net securities losses were approximately $91,000 in 1997, compared to the $20,000 of securities gains in 1996.

                                                                            Noninterest Income

                                                                      Years Ended December 31,
                                                           -------------------------------------------------------
                                                                 1997               1996               1995
                                                           -----------------   ----------------   ----------------
                                                                           (Dollars in thousands)
Service charges, commissions and fees                         $         887      $         677      $         651
Trust fee income                                                        339                 29                  -
Other operating income                                                   14                 16                166
                                                           -----------------   ----------------   ----------------
  Noninterest income                                           $      1,240      $         722      $         817
Profits (losses) on securities available for sale, net                 (93)                 22              (123)
Securities gains (losses), net                                            2                (2)                  -
                                                           -----------------   ----------------   ----------------
  Total noninterest income                                     $      1,149      $         742      $         694
                                                           =================   ================   ================


Noninterest Expense

            Total noninterest expense for the year ended December 31, 1997, increased $588,000, or 13.42% from the December 31, 1996, balance of $4,383,000. This increase was primarily due to a $331,000 or 13.07% increase in salaries and employee benefits resulting from the hiring of additional staff to support the lending efforts at the Company's Middleburg and Leesburg branches. In addition, salaries of Tredegar employees earned subsequent to the acquisition date are reflected in the December 31,1997, salary expense balance. Net occupancy expenses increased $31,000 or 5.52% over the 1996 $562,000 balance. This increase is primarily due to the depreciation expense related to the newly constructed and furnished Leesburg branch building as well as additional expenses for Tredegar's main office in Richmond. The $129,000 increase in occupancy expenses from 1995 to 1996 also relates to the addition of the Company's temporary Leesburg branch site. The advertising expenses decreased $18,000 or 10.98% from the December 31, 1996, balance of $164,000. The Company's December 31, 1997, FDIC insurance increased $15,000 from the $2,000 balance at December 31, 1996. The December 31, 1996, balance had decreased 98.52% or $133,000 form the December 31, 1995, balance. The Company's computer services expense had increased $48,000 or 53.33% during 1997. The increase results mostly from the Company's additional efforts to utilize technology to operate more efficiently. Computer services increased $12,000 during 1996.

                               Noninterest Expense

                                                          Years Ended December 31,
                                               ------------------------------------------
                                                    1997          1996           1995
                                               -------------  -------------  ------------
                                                           (Dollars in thousands)
Salaries and employee benefits                 $      2,864   $      2,533   $      2,163
Net occupancy expense of premises                       593            562            433
Advertising                                             146            164            106
FDIC insurance                                           17              2            135
Computer services                                       138             90             78
Other operating expenses                              1,213          1,032          1,152
                                               -------------  -------------  ------------
  Total                                        $      4,971   $      4,293   $      3,989
                                               =============  =============  ============

Income Taxes

         Reported income tax expense at December 31, 1997, was $862,000, up from $728,000 in 1996, and $625,000in 1995. The increase in income taxes is attributable to increased taxable earnings at the federal statutory rate of 34%.
Note 11 to the Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and the Company's actual income tax expense. Also included in Note 11 to the Consolidated Financial Statements is information regarding the principal items giving rise to deferred taxes for the three years ended December 31, 1997.

Loan Portfolio

         Loans, net of unearned income, were $104.2 million at December 31, 1997, up 10.15% from the $94.6 million at December 31, 1996. The Company has experienced continued loan growth from 1993. Loans had increased $13.7 million from 1995 to 1996, $1.2 million from 1994 to 1995, and $8.5 million from 1993 to 1994, an increase of 16.93%, 1.50%, and 11.93%, respectively.

         At December 31, 1997,  real estate  residential  (1 to 4 family)  loans comprised 43.40% of the total loan portfolio. Non-farm, non-residential loans provided 25.0% of total loans at December 31, 1997. Construction real estate loans comprised 3.64% of the total portfolio at that same date. Home equity lines and agricultural loans made up 3.04% and 2.05% of total loans, respectively, at December 31, 1997.

         The Company's commercial, financial and agricultural loan portfolio consists mostly of secured and unsecured loans extended to small businesses. At December 31, 1997, these loans comprised 14.50% of total loans. The consumer portion of the loan portfolio is comprised of mostly unsecured installment credit.

         Consistent with its focus on providing community-based financial services, the Company generally does not extend loans outside its principle market area, which encompasses Fauquier and Loudoun Counties, Virginia.

         The Company's unfunded loan commitments totaled $12.4 million at December 31, 1997, and $6.6 million at December 31, 1996. This increase is attributed to an increase in customer demand.

         At December 31, 1997, the Company had no concentration of loans in any one industry in excess of 10 percent of its total loan portfolio. However, because of the nature of the Company's market, loan collateral is predominantly real estate related.


                                 Loan Portfolio


                                                                                     December 31,
                                                 ----------------------------------------------------------------------
                                                     1997           1996           1995           1994          1993
                                                 ----------------------------------------------------------------------
                                                                                     (In thousands)
Commercial, financial and agricultural           $    15,111    $  11,648      $   10,215      $  9,064       $  10,928
Real estate construction                               3,798        4,182           1,791         2,432           1,488
Real estate mortgage:
  Residential (1-4 family)                            45,231       41,246          34,490        38,029          33,138
  Home equity lines                                    3,165        2,614           2,188         1,512           1,271
  Multifamily                                              -            -               -             3               6
  Non-farm, non-residential (1)                       26,054       24,774          21,697        18,271          17,093
  Agricultural                                         2,140        2,105           1,549         1,040           1,098
Consumer installment                                  8,738         8,061           9,170         9,837           6,773
                                                 -----------    ---------      ----------      --------       ---------

  Total loans                                        104,237       94,630          81,100        80,188          71,795
Less unearned income                                      10           35             186           481             597
                                                 -----------    ---------      ----------      --------       ---------
Loans-net of unearned income                     $   104,227    $  94,595      $   80,914      $ 79,707     $    71,198
                                                 ======================================================================

----------------------------
(1) This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

         The following table reflects the maturity distribution of selected loans:

                           Remaining Maturities of Selected Loans

                                             December 31, 1997
                                      -----------------------------
                                      Commercial,          Real
                                      Financial and       Estate
                                      Agricultural     Construction
                                              (in thousands)

         Within 1 year                $       6,225   $         642
                                      -------------   -------------

         Variable Rate:
           1 to 5 years                         234               -
           After 5 years                        764               -
                                      -------------   -------------

           Total                      $         998   $           -
                                      -------------   -------------

         Fixed Rate:
           1 to 5 years                       6,638            3156
           After 5 years                      1,250               -
                                      -------------   -------------

           Total                      $       7,888   $       3,156
                                      -------------   -------------

         Total Maturities             $      15,111   $       3,798
                                      =============   =============

Asset Quality

         The allowance for loan losses is an estimate of the amount that will be adequate to provide for potential losses in the Company's loan portfolio. General economic trends as well as any conditions affecting individual borrowers affect the level of loan losses. The allowance is subject to regulatory examinations and determinations as to its adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer financial institutions identified by the regulatory agencies.

         The Company's loans are subject to independent review by the Company's external auditors. The Company's Loan Committee and Board of Directors take an active role in the monthly review of the Company's problem credits and their affect on the allowance for loan losses.


                                                                                  Allowance for Loan Losses
                                                                                        (In thousands)

                                                                                         December 31,
                                                              --------------------------------------------------------------------
                                                                  1997          1996           1995          1994          1993
                                                              -----------    ----------     ----------    ----------    ----------

Balance, beginning of period                                  $       884    $      866     $      940    $      859    $      853
  Loans charged off:
    Commercial, financial, and agricultural                            42             6             13            38           119
    Real estate construction                                            -             -              -             -             -
    Real estate mortgage                                                -            79            115            36            99
    Consumer installment                                               86            40             83           142            77
                                                              -----------    ----------     ----------    ----------    ----------

      Total loans charged off                                 $       128    $      125     $      211    $      216    $      295
                                                              -----------    ----------     ----------    ----------    ----------

  Recoveries:
    Commercial, financial, and agricultural                   $        12    $        5     $       43    $      210    $       25
    Real estate construction                                            -             -              -             -             -
    Real estate mortgage                                                7            26              4             -             -
    Consumer installment                                               21            47             35            87            48
                                                              -----------    ----------     ----------    ----------    ----------

      Total recoveries                                        $        40    $       78     $       82    $      297    $       73
                                                              -----------    ----------     ----------    ----------    ----------

Net charge offs (recoveries)                                           88            47            129          (81)           222
Provision for loan losses                                             178            65             55             -           228
                                                              -----------    ----------     ----------    ----------    ----------

Balance, end of period                                        $       974    $      884     $      866    $      940    $      859
                                                              ===========    ==========     ==========    ==========    ==========

Ratio of allowance for loan lossess
   to loans outstanding at end of period                            0.93%         0.93%          1.07%         1.18%         1.21%

Ratio of net charge offs (recoveries)to
   Average loans outstanding during period                          0.09%         0.05%          0.16%        -0.11%         0.32%


         Loan classifications for regulatory purposes as loss, doubtful, substandard, or special mention, do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources or represent material credits about which management is aware of any information which causes management to have serious doubt as to the ability of such borrowers to comply with the loan repayment terms.

         The Company's charge offs had increased $41,000 from the previous year's net charge offs of $47,000. The increase experienced results mostly from the increase charge offs of consumer loans. Net charge offs to average loans were 0.09% and 0.05% for 1997 and 1996, respectively.

         The provision to the allowance for loan losses was $178,000 for 1997. A provision of $65,000 was made in 1996, and one of $55,000 was made for 1995. The ratio of the allowance for loan losses to total loans , net of unearned income, has decreased over the past four years. There was no change in the ratio from 1996 to 1997. The decreases experienced in the ratio in recent years were attributed to the significant loan growth experienced by the Company.

         The allowance for loan losses was $974,000 at December 31, 1997, an increase of $90,000 from the $884,000 balance at December 31, 1996. The allowance was $866,000 at December 31, 1995.

         The ratio of allowance for loan losses to nonperforming assets totaled 401% at December 31, 1997, 1163% at December 31, 1996, and 52% at December 31, 1995. Management evaluates nonperforming loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review. Management believes, based on its review, that the Company has adequate reserves to absorb any necessary future write-down on these loans.

         The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loan:

                                                        Allocation of Allowance for Loan Losses

                     Commercial, Financial,           Real Estate                 Real Estate
                        And Agricultural             Construction                   Mortgage                     Consumer
                    ------------------------  --------------------------  ----------------------------  -------------------------
                     Reserve     Percent of     Reserve     Percent of       Reserve     Percent of       Reserve     Percent of
                       For         Loan in        For         Loan in          for         Loan in          for         Loan in
                     Credit      Category to    Credit      Category to      Credit      Category to      Credit      Category to
                     Losses      Total Loans    Losses      Total Loans      Losses      Total Loans      Losses      Total Loans
                     ------      -----------    ------       -----------     ------      -----------      ------      -----------
                                                                    (In thousands)

December 31,
   1997               $362         14.50%        $107          3.64%          $159         73.49%         $346           8.37%
   1996                244         12.31%         101          4.42%           182         74.79%          357           8.48%
   1995                246         12.62%          23          2.21%           346         74.07%          251          11.10%

         The Company has allocated the allowance according to the amount deemed reasonably necessary to provide for the possibility of losses being incurred within each of the above categories of loans. The allocation of the allowance as shown in the table above should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Additionally, the portion allocated to each loan category is not the total amount that may be available for the future losses that could occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

Nonperforming Assets

         Total nonperfroming assets, which consist of nonaccrual and restructured loans and foreclosed property, were $243,000 at December 31, 1997, an increase of $167,000 from the December 31, 1996, balance. Nonperforming assets at December 31, 1995 decreased $963,000 from the $2.6 million balance at December 31, 1994. The increase in nonperforming assets in 1997 resulted from a real estate loan being placed on nonaccrual status during the year.


                                                                             Nonperforming Assets


                                                                                 December 31,
                                              ------------------------------------------------------------------------
                                                  1997          1996          1995            1994             1993
                                              -----------   ----------    -----------     ------------    ------------
                                                                        (In thousands)
Nonaccrual loans                               $      243   $       76    $     1,654     $      1,700    $      2,138
Restructured loans                                      -            -              -                -               -
Foreclosed property                                     -            -              -              917             960
                                              -----------   ----------    -----------     ------------    ------------
  Total nonperforming assets                   $      243   $       76    $     1,654     $      2,617    $      3,098
                                              ========================================================================


Allowance for loan losses
  to period end loans                               0.93%        0.93%          1.07%            1.18%           1.21%

Allowance for loan losses
  to nonperforming assets                            401%        1163%            52%              36%             28%

Nonperforming assets to
  Period end loans                                  0.23%        0.08%          2.04%            3.28%           4.35%

Net charge offs to
  Average loans                                     0.09%        0.05%          0.16%           -0.11%           0.32%

         Loans are placed on nonaccrual status when collection of principal and interest is doubtful, generally when loans become 90 days past due. There are three negative implications for earnings when a loan is placed on nonaccrual status. All interest accrued but unpaid at the date the loan is placed on nonaccrual status is either deducted from interest income or written off as a loss. Secondly, accruals of interests are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses which may require that additional provisions for loan losses charged against earnings.

         During 1997, approximately $15,000 in additional interest income would have been recorded if the Company's nonaccrual loans had been current and in accordance with their original terms. During 1996, approximately $2,000 of additional interest income would have been recorded if the Company's nonaccrual loans had been current and in accordance with their original terms.

         At December 31, 1997, potential problem loans were approximately $408,000. These loans are subject to regular management attention and their status is reviewed on a regular basis. Several of the potential problem loans identified at December 31, 1997, are unsecured consumer loans. However, the majority of the balance is secured by real estate.

         The Company expects loan growth to continue at rates similar to those experienced during 1997.

Securities

         The carrying value of the securities portfolio was $63.7 million at December 31, 1997, an increase of $11.3 million, or 21.56% from the carrying value of $52.4 million at December 31, 1996. The increase results primarily from the Company's intentional investing of surplus funds into securities. The majority of the investments purchased were in the form of municipal bonds. The Company holds bonds issued from the State of Virginia and its political subdivisions having an aggregate book value of $3.5 million and an aggregate market value of $3.5 million. These aggregate holdings exceed 10% of the Company's stockholders' equity at December 31, 1997. At December 31, 1996, the Company held bonds issued from the State of Virginia and its political subdivisions, which had an aggregate book value of $4.9 million and an aggregate market value of $4.1 million. These aggregate holdings exceeded 10% of the Company's stockholders' equity at December 31, 1996.

         The securities portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at fair market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors.

         Financial Accounting Standards Board Pronouncement No. 115, effective January 1, 1994, required the Company to show the effect of market changes in the value of securities available for sale (AFS). The market value of AFS securities at December 31, 1997, was $47.3 million. The unrealized loss on the AFS securities amounted to $199,000 and $519,000 for December 31, 1997, and December 31, 1996, respectively. This loss is reflected, net of income taxes, as a separate line item in shareholders' equity.

         It is the Company's policy not to engage in activities considered to be derivative in nature, such as futures, options, contracts, swaps, caps, floors, collars, or forward commitments. The Company does hold in its loan and security portfolios investments that adjust or float according to changes in "prime" lending rate. These holdings are not considered speculative but instead necessary for good asset/liability management.

             Investment Portfolio and Securities Available for Sale

The carrying value of investment securities at the dates indicated was:

                                                                                         December 31,
                                                                        --------------------------------------------------
                                                                                 (Dollars in thousands)
                                                                            1997               1996             1995
                                                                        ---------------  ---------------- ----------------


                  U.S. Government securities                              $      2,006    $        3,012     $      4,367

                  States and political subdivisions                             13,849            13,396           11,396

                  Mortgaged-backed securities                                      571               958            1,248
                                                                        ---------------  ---------------- ----------------

                                     Total                                 $    16,426     $      17,366      $    17,011
                                                                        ===============  ================ ================

The carrying value of securities available for sale at the dates indicated was:

                                                                                         December 31,
                                                                        --------------------------------------------------
                                                                                    (Dollars in thousands)
                                                                             1997               1996             1995
                                                                        ----------------  ----------------- --------------


                  U.S. Government securities                               $      2,464     $        4,950     $     3,874
                  States and political subdivisions                              12,136                  -               -
                  Mortgaged-backed securities                                    29,579             26,521          23,886
                  Other securities                                                3,091              3,565           3,519
                                                                        ----------------  ----------------- ---------------

                                     Total                                  $    47,270      $      35,036     $    31,279
                                                                        ================  ================= ===============

                 Maturity Distribution and Yields of Securities

                                December 31, 1997
                            Taxable-Equivalent Basis



                                    Due in 1 year   Due after 1 through  Due after 5 Through  Due after 10 years and
                                        Or Less           5 years             10 Years          Equity Securities         Total
                                   --------------- -------------------- --------------------  ---------------------- ---------------

                                   Amount    Yield    Amount    Yield    Amount    Yield         Amount   Yield       Amount   Yield

                                                                            (Dollars in thousands)
Securities held for investment:
  U.S. Government securities      $ 1,500    3.43%   $   506    5.28%   $     -       -         $     -       -      $ 2,006   3.90%
  Mortgage backed securities           86    7.73%         -       -         30    7.73%            455    7.04%         571   7.18%
  Other taxable securities              -       -          -       -          -       -               -       -            -       -
                                  -------            -------            -------                 -------              -------

  Total taxable                     1,586    3.66%       506    5.28%        30    7.73%            455    7.04%       2,577   4.63%

Tax-exempt securities (1)             574    7.61%     4,885    6.84%     6,277    7.33%          2,114    7.86%      13,850   7.25%
                                  -------            -------            -------                 -------              -------
  Total                           $ 2,160    4.71%   $ 5,391    6.69%   $ 6,307    7.34%        $ 2,569    7.72%     $16,427   6.84%


Securities available for sale:
  U.S. Government securities      $   639    4.99%   $ 1,580    5.85    $   244    7.45%        $     -       -      $ 2,463   5.78%
  Mortgage backed securities            -       -      2,137    5.19%     5,546    5.88%         21,896    6.45%      29,579   6.25%
  Corporate preferred                   -       -          -       -          -                   2,383   12.71%       2,383  12.71%
                                  -------            -------            -------                 -------              -------

  Total taxable                   $   639    4.99%   $ 3,717    5.47%   $ 5,790    5.95%        $24,279    7.07%     $34,425   6.65%

Tax-exempt securities (1)               -       -          -       -          -       -          12,136    7.82%      12,136   7.82%
                                  -------            -------            -------                 -------              -------

  Total                           $   639    4.99%   $ 3,717    5.47%   $ 5,790    5.95%        $36,415    7.32%     $46,561   6.96%
                                  -------            -------            -------                 -------              -------

Total securities                  $ 2,799    4.77%   $ 9,108    6.19%   $12,097    6.67%        $38,984    7.35%     $62,988   6.63%
                                  =======            =======            =======                 =======              =======

(1) Yields on tax- exempt securities have been computed on a tax - equivalent basis
(2) Excludes Federal Reserve Stock of $134,400 and Federal Home Loan Bank Stock of $573,600

Deposits

         The Company has made an effort in recent years to increase core deposits and control cost of funds. Deposits provide funding for the Company's investments in loans and securities. The interest paid for deposits must be managed carefully to control the level of interest expense.

         As shown below, average total deposits grew by 14.54% during 1997, 10.13% in 1996, and 5.70% during 1995. The growth of both non-interest bearing deposits and the certificate of deposits greater than $100,000 were large contributors of 1997's increased balance. During the Spring of 1997, the Company had held a certificate of deposit promotion. The promotion generated nearly $10 million in new deposit money for the Company.

         The Company will continue funding assets deposit liability accounts and focus on core deposit growth as the primary source for liquidity and stability. The Company offers individuals and small to medium sized businesses a variety of deposit accounts, including demand deposit, interest checking, money market, savings and time deposits accounts.

         The following table is a summary of average deposits and average rates paid.

                             Deposits and Rates Paid


                                                                                           December 31,
                                                  ----------------------------------------------------------------------------------
                                                             1997                        1996                        1995
                                                  -------------------------    -------------------------   -------------------------

                                                     Amount         Rate          Amount          Rate         Amount       Rate
                                                  -------------  ----------    -----------   -----------   ------------  -----------
                                                                             (Dollars in thousands)
Noninterest-bearing
  Deposits                                         $    24,025         -       $    19,211          -      $   15,691          -

Interest-bearing accounts:
  Interest checking                                     19,886     1.81%            18,348       2.13%         17,919       2.43%
  Regular savings                                       15,631     3.69%            14,562       3.85%         14,003       3.81%
  Money market accounts                                 30,071     2.94%            28,735       3.02%         26,980       3.09%
  Time deposits:
    $ 100,000 and over                                  16,480     5.46%            12,013       6.14%         12,523       5.50%
    Under $ 100,000                                     40,100     5.40%            34,760       5.46%         28,775       5.43%
                                                  -------------                -----------                -----------


Total interest-bearing deposits                        122,168     4.00%           108,418       4.11%        100,200       4.05%
                                                  -------------              -------------                -----------

    Total                                           $  146,193                  $  127,629                 $  115,891
                                                  =============              =============                ===========

         The Company neither purchases brokered deposits nor solicits deposits from sources outside its primary market area. In 1998, deposit levels are expected to continue to increase over those at the end of December 31, 1997.

         The following is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as December 31, 1997:


           Maturities of Certificates of Deposit of $100,000 and Over


                                       Within         Three to          Six to           Over                          Percent
                                        Three           Six             Twelve           One                          of Total
                                       Months          Months           Months           Year          Total          Deposits
                                   --------------  --------------  ---------------  --------------  -------------   ------------
                                                                   (In thousands)

At December 31, 1997                $      1,675    $      4,474     $      5,157    $      5,963    $    17,269        11.0%


Capital Resources

         The adequacy of the Company's capital is reviewed by management on an ongoing basis with reference to the size, composition and quality of the Company's asset and liability levels and is consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

         The Federal Reserve, along with the Federal Deposit Insurance Corporation, has adopted capital guidelines to supplement the definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier I capital, composed of common equity and retained earnings. The Company had a ratio of risk-weighted assets to total capital of 19.7% at December 31, 1997, and 20.2% at December 31, 1996. The ratio of risk-weighted assets to Tier I capital was 18.8% at December 31, 1997, and 19.3% at December 31, 1996. Both ratios exceed the minimum capital requirements adopted by the federal bank regulatory agencies.

                               Analysis of Capital

                                                      December 31,
                                             -----------------------------

                                                  1997            1996
                                             --------------   ------------


Tier 1 Capital:
  Common stock                               $        9,063   $      4,299
  Capital surplus                                     1,948          1,411
  Retained earnings                                  10,874         12,817
  Unrealized net loss on
     Equity securities                              (1,181)           (35)
                                             --------------   ------------
  Total Tier 1 capital                               20,704         18,492

Tier 2 Capital:
  Allowance for loan losses                             974            884
                                             --------------   ------------
  Total tier 2 capital                                  974            884

  Total risk-based capital                   $       21,678   $     19,376
                                             ==============   ============

Risk weighted assets                         $      110,041   $     95,921

CAPITAL RATIOS:
  Tier 1 risk-based capital ratio                     18.8%          19.3%
  Total risk-based capital ratio                      19.7%          20.2%
  Tier 1 capital to average total assets              11.8%          11.7%


Liquidity

         Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, securities classified as available for sale and loan and investments maturing within one year. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

         The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Company maintains federal fund lines with large regional and money-center banking institutions. These available lines total in excess of $8 million, of which none had been outstanding at December 31, 1997. Federal funds purchased during 1997 averaged $2,934,000. During 1996, average federal funds borrowed totaled $73,000. At December 31, 1997, the
Company  had $3.0  million of  outstanding  borrowings  pursuant  to  securities repurchase agreement transactions, with maturities of one day. Securities repurchase agreement transactions totaled $1.4 million at December 31, 1996. The Company has a credit line in the amount of $16 million at the Federal Home Loan Bank. This line may be utilized for short and/or long-term borrowing. The Company joined the Federal Home Loan Bank system in 1995 in order to enter a program of long term and short term borrowing which is restricted to be invested in Residential Housing Finance Assets (RHFA). RHFA are defined as (1) Loans secured by residential real property; (2) Mortgage-backed securities; (3) Participations in loans secured by residential real property; (4) Loans financed by Community Investment Program advances; (5) Loans secured by manufactured housing, regardless of whether such housing qualifies as residential real property; or (6) Any loans or investments which the Federal Housing Finance Board and the Company, in their discretion, otherwise determine to be residential housing finance assets. In 1997, short-term borrowings from the Federal Home Loan Bank system for RHFA investments were $2,800,000 maturing in 1998.

         At December 31, 1997, cash, interest bearing deposits with financial institutions, federal funds sold, securities available for sale, investments and loans maturing within one year were 26.41% of total deposits and other liabilities.

Year 2000

         ICBI has established a committee within the banking subsidiary to address and evaluate problems that may be encountered within all of the subsidiaries with respect to the Year 2000. The committee is charged with identifying potential problems and uncertainties that would cause financial reporting to be inaccurate, addressing the cost associated with resolving any Year 2000 problems, and compiling of documentation relating to testing of computer programs and equipment. The committee has prepared a written plan detailing the steps to be taken for Year 2000 readiness that is being reviewed by the Board of Directors.

         Each subsidiary utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include a mainframe processing system and various software packages, licensed to the subsidiaries by an outside vendor, which are run on in-house computer equipment. The subsidiaries' mainframe software vendor and the majority of the other vendors (including vendors for systems and equipment other than for data processing) which have been contacted have indicated that their hardware and/or software will be Year 2000 ready.

         Upgrading and replacing personal computers throughout the subsidiaries is expected to be a large part of the Year 2000 readiness plan. The cost of such expense is not expected to have a material effect on the Corporation's consolidated financial statements.

Forward-Looking Statements

         Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-
looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risks values, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Recent Accounting Pronouncements

         In 1997, the Corporation adopted FASB Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share, unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earning per share is very similar to the previously reported fully diluted earnings per share. This statement had no effect on the Corporation's earnings per share for any period presented.

         In June 1996, the FASB issued FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control of the affected asset or liability that it controls or surrenders. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

         In October 1996, the FASB issued FASB Statement No. 127, which deferred for one year paragraphs 9-12 (Accounting for Transfers and Servicing of Financial Assets) under FASB No. 125 for securities lending, repurchase agreements, dollar rolls, and other secured transactions. The FASB also agreed to defer for one year paragraph 15 (Secured Borrowings and Collateral) under FASB No. 125 for all transactions.

         During June 1997, the FASB issued FASB No. 130, "Reporting Comprehensive Income." This pronouncement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FASB No. 130 is effective for financial statements beginning after December 15, 1997.

         Additionally during June of 1997, the FASB issued FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information." FASB No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for financial statements for periods beginning after December 31, 1997.



ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are filed as a part of this report following Item 13 below:

         Independent Auditor's Report
         Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the Years Ended December 31,
              1997, 1996 and 1995
         Consolidated Statements of Changes in Shareholders'
              Equity for the Years Ended December 31, 1997, 1996 and 1995 Consolidated Statements of Cash Flows for the Years Ended December 31,
              1997, 1996 and 1995
         Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure during the last two fiscal years.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Directors

         Howard M. Armfield, 55, has been a director since 1984. Mr. Armfield is Executive Vice President and owner of Armfield, Harrison & Thomas, Inc., an independent insurance agency in Leesburg, Virginia.

         Joseph L. Boling, 53, has been a director since 1993. Mr. Boling has been the Chairman and Chief Executive Officer of the Company and The Middleburg Bank, a subsidiary of the Company (the "Bank"), since April 1997. From February 1993 to April 1997, he was President and Chief Executive Officer of the Company and the Bank. Prior to employment by the Company and the Bank, he was a Senior Vice President of Crestar Bank in Richmond, Virginia.

         Childs Frick Burden, 47, has been a director since 1997. Mr. Burden is a partner with Secor Group, an investment firm in Washington, D.C.

         J. Lynn Cornwell, Jr., 73, has been a director since 1984. Mr. Cornwell is President and owner of J. Lynn Cornwell, Inc., a real estate development company in Loudoun County.

         William F. Curtis, 69, has been a director since 1962. Mr. Curtis is currently retired. Until February 1993, he had served as President and Chief Executive Officer of the Bank for 25 years.

         F. E. Deacon, III, 42, has been a director since 1997. Mr. Deacon is President and Chief Executive Officer of The Tredegar Trust Company, a trust company in Richmond, Virginia and a subsidiary of the Company ("Tredegar").

         George A. Horkan, Jr., 75, has been a director since 1961. Mr. Horkan is President of George A. Horkan, Jr., P.C., a law firm in Upperville, Virginia.

         C. Oliver Iselin, III, 68, has been a director since 1975. Mr. Iselin is owner and operator of the Wolver Hill Farm.

         William S. Leach, 69, has been a director since 1970. Mr. Leach is a retired businessman with over 30 years experience. Most recently he served a three year term as Town Administrator for the Town of Middleburg.

         Thomas W. Nalls, 56, has been a director since 1997. Mr. Nalls is a partner with Hazel & Thomas, P.C., a law firm in Leesburg, Virginia.

         John C. Palmer, 62, has been a director since 1974. Mr. Palmer retired as Senior Vice President of the Bank in 1995 after 27 years of service.

         John Sherman, 57, has been a director since 1997. Mr. Sherman is owner and operator of The Ashley Inn in Paris, Virginia.

         Millicent W. West, 76, has been a director since 1975. Ms. West has served in many volunteer positions in the Garden Club of America and Garden Club of Virginia.

         Edward T. Wright,  61, has been a director  since 1972.  Mr.  Wright is
Senior  Vice   President  of  the  Bank  and  his   principal   duties   include
administration of the loan portfolio, marketing and branch management.

Executive Officers Who Are Not Directors

         Alice P. Frazier, 33, has served as Senior Vice President and Chief Financial Officer since April 1993. From May 1991 until April 1993, she served as the Bank's Loan Review Officer. From December 1988 until May 1991 she was employed by Yount, Hyde & Barbour, P.C., certified public accountants.

         Arch A. Moore, 46, has served as Senior Vice President and Senior Lender since February 1995. From March 1983 to February 1995, he served in various positions, the last of which was Manager of the Northern Virginia Business Banking Group, with First American/First Union.

         William E. Doyle, 45, has served as Senior Vice President, Mortgage and Retail Services, since November 1997. From 1996 to 1997, he was a private consultant in the banking industry, and, from 1982 to 1996, he was a Senior Vice President with Crestar Bank.


ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

         The following table shows, for the fiscal years ended December 31, 1997, 1996 and 1995, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the named executive officers in all capacities in which they served:

                           Summary Compensation Table

                                                                                                          Long Term
                                                                   Annual Compensation                   Compensation
                                                                                                Securities
            Name and                                                         Other Annual       Underlying        All Other
       Principal Position             Year      Salary ($)    Bonus ($)     Compensation ($)     Options      Compensation ($)(1)
       ------------------             ----      ----------    ---------     ----------------    ----------    -------------------

Joseph L. Boling                      1997        184,045       17,000              *             20,000            13,000
Chairman and Chief Executive          1996        186,980       20,000              *                  -            21,433
   Officer                            1995        178,820       15,000              *                  -            21,363

Edward T. Wright                      1997        122,873        5,105              *              2,000             8,638
Senior Vice President                 1996        119,294        8,350              *                  -             7,821
                                      1995        107,150        8,929              *                  -             7,748

Arch A. Moore, III                    1997        105,430        4,217              *             10,000            17,000
Senior Vice President                 1996        101,375        7,096              *                  -             8,967
                                      1995         91,711        7,500         21,712 (2)              -             8,943

F. E. Deacon, III (3)                 1997         52,333        3,900              *             10,000                 -
President and Chief Executive
   Officer of Tredegar

* All benefits that might be considered of a personal nature did not exceed the lesser of $50,000 or 10% of total annual salary and bonus for all the officers named in the table.

(1) Amounts presented represent gross value of payments made by the Bank during such fiscal year pursuant to split-dollar life insurance agreements between the Company and the named executive officers.
(2) Amount presented includes $12,500 paid by the Bank for Mr. Moore's initiation fees for the Middleburg Tennis Club and the Loudoun Golf and Country Club and $7,883 paid by the Bank for the increase in Mr. Moore's income tax associated with such benefits.
(3) The Company acquired Tredegar on August 1, 1997, and the amount presented reflects the amount earned by Mr. Deacon from August 1, 1997 to December 31, 1997. Mr. Deacon's annual salary is $130,000.


Director Compensation

         As compensation for their services, each member of the Board of Directors receives a fee of $300 for each meeting of the Board and $250 for each Committee meeting attended. Board members who are also officers do not receive any additional compensation above their regular salary for attending committee meetings. In 1997, directors received $84,050 in the aggregate as compensation for their services as directors.

Stock Options

         The following table sets forth for the year ended December 31, 1997, the grants of stock options to the named executive officers:

                        Option Grants In Last Fiscal Year

                                Percent of Total
                            Number of Securities    Options Granted to
                             Underlying Options    Employees in Fiscal      Exercise or Base
                              Granted (#) (1)          Year (%) (2)         Price ($/Share)       Expiration Date
                              ---------------          ------------         ---------------       ---------------

Joseph L. Boling                    20,000                 37.0                  17.00           November 12, 2007

Edward T. Wright                     2,000                  3.7                  17.00           November 12, 2007

Arch A. Moore, III                  10,000                 18.5                  17.00           November 12, 2007

F. E. Deacon, III                   10,000                 18.5                  17.00           November 12, 2007

--------------------
(1) Stock options were awarded at or above the fair market value of the shares of Common Stock at the date of award.
(2) Options to purchase 54,000 shares of Common Stock were granted to employees during the year ended December 31, 1997.


Employment Agreements

         Effective as of January 1, 1997, the Bank and Joseph L. Boling, who serves as Chairman of the Bank, entered into an employment contract. Mr. Boling's employment contract is for five years at a base annual salary of $194,086 and he is eligible for bonuses as determined by the executive committee, in the discretion of the Board of Directors. Mr. Boling's employment may be terminated by the Bank, with or without cause. If he is terminated without cause, however, he is entitled to payment for the greater of the remainder of his contract or three years. If there is a change in control of the Bank and Mr. Boling's employment terminates, he is entitled to severance pay equal to his salary and benefits for the longer of the remainder of his contract or three years, unless he is offered and accepts a position with the acquiror. Mr. Boling's contract contains a covenant not to compete if, for any reason, his employment terminates.

         A deferred compensation plan has been adopted for the Chairman and Chief Executive Officer. Benefits are to be paid in monthly installments for 15 years following retirement or death. The agreement provides that, if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits would be reduced. The deferred compensation expense for 1997, 1996 and 1995, based on the present value of the retirement benefits, was $16,627, $15,539 and $14,522, respectively. The plan is unfunded. However, life insurance has been acquired on the life of the employee in an amount sufficient to discharge the obligation.

         Effective as of March 27, 1997, Tredegar and F. E. Deacon, III, who serves as President and Chief Executive Officer of Tredegar, entered into an employment agreement that will expire on August 1, 2000. Under his employment agreement, Mr. Deacon's base annual salary is $119,000, and he will be entitled to a bonus, up to a maximum of $27,000 in any year, if Tredegar's cumulative net earnings equal or exceed certain levels as described in the agreement. This employment agreement does not provide for any additional compensation in the event of a change in control of the Company and does prohibit Mr. Deacon from competing with Tredegar for a period of one year following a termination of his employment by Tredegar for any reason.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security Ownership of Management

         The following table sets forth, as of March 11, 1998 certain information with respect to beneficial ownership of Common Stock by the members of the Board of Directors and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of a director living in such person's home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

                                 Amount and Nature of
Name                             Beneficial Ownership       Percent of Class (%)

Howard M. Armfield                      18,104                      1.00
Joseph L. Boling (1)                    26,526                      1.45
Childs Frick Burden                      5,760                         *
J. Lynn Cornwell, Jr.                    3,644                         *
William F. Curtis (2)                   88,844                      4.90
F. E. Deacon, III (1)                   15,250                         *
George A. Horkan, Jr.                   72,000                      3.97
C. Oliver Iselin, III                   42,400                      2.34
William S. Leach (2)                    46,784                      2.58
Thomas W. Nalls                            400                         *
John C. Palmer                          24,526                      1.35
John Sherman                                30                         *
Millicent W. West                      262,504                     14.48
Edward T. Wright (1)                    60,420                      3.33

Directors and executive officers
   as a group (17 persons) (1)         688,164                     36.91
_______________

* Percentage of ownership is less than one percent of the outstanding shares of Common Stock.

(1) Amounts disclosed include shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 11, 1998.
(2) Amounts disclosed include shares of Common Stock beneficially owned by a trust of which Messrs. Curtis and Leach serve as trustees.


Security Ownership of Certain Beneficial Owners

         Millicent W. West, P.O. Box 236, Upperville, Virginia, owns 262,504 shares, or 14.48% of the outstanding shares of Common Stock. To the Company's knowledge, no other person owns five percent of more of the outstanding shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Some of the directors and officers of the Company are at present, as in the past, customers of the Company, and the Company has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features. The balance of loans to directors, executive officers and their associates totaled $2,783,606 at December 31, 1997, or 12.8% of the Company's equity capital at that date.

         There were no transactions during 1997 between the Company's directors or officers and the Company's retirement or profit sharing plans, nor are there any proposed transactions. Additionally, there are no legal proceedings to which any director, officer, principal shareholder or associate is a party that would be material and adverse to the Company.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  3.1 Articles of Incorporation of Independent Community Bankshares, Inc. (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form S-4, Registration No. 333-24523, filed with the Commission on April 4, 1997 (the "Form S-4"), incorporated herein by reference.

                  3.2 Bylaws of Independent Community Bankshares, Inc., attached as Exhibit 3.2 to the Form S-4, incorporated herein by reference.

                  10.1 Revised Employment Agreement, dated January 1, 1997, between The Middleburg Bank and Joseph L. Boling, attached as Exhibit 10.1 to the Form S-4, incorporated herein by reference.

                  21       Subsidiaries of the Registrant.

                  27       Financial Data Schedule (filed electronically only).

         (b)      Reports on Form 8-K.

                           No  reports  on Form  8-K were  filed by the  Company
                  during the last quarter of the period covered by this report.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                              Middleburg, Virginia

                                FINANCIAL REPORT

                                DECEMBER 31, 1997

                                 C O N T E N T S


                                                                     Page


INDEPENDENT AUDITOR'S REPORT ON THE
  CONSOLIDATED FINANCIAL STATEMENTS                                     1

FINANCIAL STATEMENTS

  Consolidated balance sheets                                           2
  Consolidated statements of income                                     3
  Consolidated statements of changes in shareholders' equity            4
  Consolidated statements of cash flows                           5 and 6
  Notes to consolidated financial statements                         7-25

                          INDEPENDENT AUDITOR'S REPORT










To the Board of Directors
Independent Community Bankshares, Inc.
Middleburg, Virginia


               We have audited the accompanying consolidated balance sheets of Independent Community Bankshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Community Bankshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.




Winchester, Virginia
January 26, 1998

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                           Consolidated Balance Sheets
                           December 31, 1997 and 1996


             Assets                                                                       1997                  1996
                                                                                    ---------------       ---------------


Cash and due from banks                                                             $     6 128 036       $     6 348 208
Interest-bearing deposits in banks                                                          455 919                29 859
Temporary investments:
  Federal funds sold                                                                      1 300 000             3 400 000
  Other money market investments                                                            725 385               141 011
Securities (fair value:  1997, $63,957,868;
  1996, $52,375,995) (Notes 1 and 2)                                                     63 695 792            52 402 253
Loans, net (Notes 1, 3, 4 and 12)                                                       103 253 407            93 710 819
Bank premises and equipment, net (Notes 1 and 5)                                          5 527 103             4 698 586
Accrued interest receivable and other assets                                              3 774 064             2 235 220
                                                                                    ---------------       ---------------

         Total assets                                                               $   184 859 706       $   162 965 956
                                                                                    ===============       ===============


   Liabilities and Shareholders' Equity

Liabilities
  Deposits:
    Noninterest-bearing demand deposits                                             $    26 601 922       $    23 242 448
    Savings and interest-bearing demand deposits                                         72 702 285            64 434 102
    Time deposits (Note 6)                                                               57 249 943            51 113 590
                                                                                    ---------------       ---------------
         Total deposits                                                             $   156 554 150       $   138 790 140

  Securities sold under agreements to repurchase                                          3 048 481             1 444 697
  Federal Home Loan Bank advances (Note 7)                                                2 800 000             4 000 000
  Accrued interest and other liabilities                                                    770 947               723 252
  Commitments and contingent liabilities (Notes 13 and 15)                                      - -                   - -
                                                                                    ---------------       ---------------
         Total liabilities                                                          $   163 173 578       $   144 958 089
                                                                                    ---------------       ---------------

Shareholders' Equity
  Common stock, par value $5 per share, authorized
    10,000,000  shares;  issued 1997, 1,812,594 shares;
    issued 1996, 859,838 shares                                                     $     9 062 970       $     4 299 190
  Capital surplus                                                                         1 948 246             1 411 174
  Retained earnings (Notes 8 and 14)                                                     10 873 617            12 816 782
  Unrealized gain (loss) on securities
    available for sale, net                                                                (198 705)             (519 279)
                                                                                    ----------------      ----------------
         Total shareholders' equity                                                 $    21 686 128       $    18 007 867
                                                                                    ---------------       ---------------

         Total liabilities and shareholders' equity                                 $   184 859 706       $   162 965 956
                                                                                    ===============       ===============


See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                        Consolidated Statements of Income
                  Years Ended December 31, 1997, 1996 and 1995


                                                                        1997                1996                1995
                                                                   -------------       -------------       -------------
Interest Income
  Interest and fees on loans                                       $   8 972 418       $   8 137 263       $   7 264 647
  Interest and dividends on investment securities:
    Taxable interest income                                              121 314             194 506             314 910
    Interest income exempt from federal income taxes                     686 140             588 431             620 429
  Interest and dividends on securities available for sale:
    Taxable interest income                                            2 292 662           1 786 669           1 503 322
    Interest income exempt from federal income taxes                     151 183                 - -                 - -
    Dividends                                                            280 645             267 791              13 884
  Interest on deposits in banks                                            7 970                 804                 - -
  Interest income on federal funds sold and other money
    market investments                                                   172 568             135 765             137 514
                                                                   -------------       -------------       -------------
         Total interest income                                     $  12 684 900       $  11 111 229       $   9 854 706
                                                                   -------------       -------------       -------------

Interest Expense
  Interest on deposits                                             $   4 886 480       $   4 455 684       $   4 055 755
  Interest on short-term borrowings                                      134 457               4 580               9 016
  Interest on Federal Home Loan Bank advances                            171 509             186 513              31 185
                                                                   -------------       -------------       -------------
         Total interest expense                                    $   5 192 446       $   4 646 777       $   4 095 956
                                                                   -------------       -------------       -------------

         Net interest income                                       $   7 492 454       $   6 464 452       $   5 758 750

  Provision for loan losses (Note 4)                                     177 602              65 000              54 950
                                                                   -------------       -------------       -------------

         Net interest income after provision
            for loan losses                                        $   7 314 852       $   6 399 452        $  5 703 800
                                                                   -------------       -------------       -------------


Other Income
  Service charges, commissions and fees                            $     886 720       $     676 655       $     651 327
  Trust fee income                                                       338 613              29 316                 - -
  Investment securities gain (loss)                                        2 055              (1 875)                - -
  Profits (losses) on securities available for sale, net                 (92 602)             22 496            (122 698)
  Other                                                                   14 415              15 551             165 932
                                                                   -------------       -------------       -------------
         Total other income                                        $   1 149 201       $     742 143       $     694 561
                                                                   -------------       -------------       -------------


Other Expenses
  Salaries and employees' benefits (Notes 1, 9 and 10)             $   2 863 878       $   2 532 777       $   2 163 447
  Net occupancy and equipment expense                                    593 246             561 760             433 269
  Advertising                                                            146 009             164 189             105 590
  FDIC insurance                                                          16 999               2 000             134 787
  Computer services                                                      138 138              90 062              77 728
  Other operating expenses                                             1 212 256           1 031 782           1 152 317
                                                                   -------------       -------------       -------------
         Total other expenses                                      $   4 970 526       $   4 382 570       $   4 067 138
                                                                   -------------       -------------       -------------

         Income before income taxes                                $   3 493 527       $   2 759 025       $   2 331 223

  Income tax expense (Notes 1 and 11)                                    862 167             728 079             624 729
                                                                   -------------       -------------       -------------

         Net income                                                $   2 631 360       $   2 030 946       $   1 706 494
                                                                   =============       =============       =============

Earnings per Share, basic and diluted (Note 1)                     $        1.51       $        1.18       $         .96
                                                                   =============       =============       =============

See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

           Consolidated Statements of Changes in Shareholders' Equity
                  Years Ended December 31, 1997, 1996 and 1995



                                                                                                 Unrealized
                                                                                                 Gain (Loss)
                                                                                                on Securities
                                          Common          Capital            Retained           Available for
                                           Stock           Surplus            Earnings            Sale, Net        Total
                                           -----           -------            --------            ---------        -----


Balance, December 31, 1994             $ 4 468 415      $  2 180 971      $  10 509 004    $   (1 498 139)   $   15 660 251
  Net income - 1995                            - -               - -          1 706 494                - -        1 706 494
  Cash dividends - 1995
    ($0.40 per share)                          - -               - -          (707 398)                - -        (707 398)
  Purchase of common stock
    (36,162 shares)                      (180 810)         (831 726)                - -                - -      (1 012 536)
  Sale of common stock
    (2,317 shares)                          11 585            61 929                - -                - -           73 514
  Change in unrealized gain
    (loss) on securities available
    for sale, net of deferred
    income taxes of $669,740                   - -               - -                - -          1 232 296        1 232 296
                                      ------------     -------------      -------------       ------------    -------------
Balance, December 31, 1995            $  4 299 190     $   1 411 174      $  11 508 100    $     (265 843)    $  16 952 621
  Net income - 1996                            - -               - -          2 030 946                - -        2 030 946
  Cash dividends - 1996
    ($0.42 per share)                          - -               - -          (722 264)                - -        (722 264)
  Change in unrealized gain
    (loss) on securities available
    for sale, net of deferred
    income taxes of $130,558                   - -               - -                - -          (253 436)        (253 436)
                                      ------------     -------------      -------------       ------------    -------------
Balance, December 31, 1996            $  4 299 190     $   1 411 174     $   12 816 782    $     (519 279)  $    18 007 867
  Net income - 1997                            - -               - -          2 631 360                - -        2 631 360
  Cash dividends - 1997
    ($0.32 per share)                          - -               - -          (574 525)                - -        (574 525)
  Purchase of common stock
    (22,691 shares)                      (113 455)         (521 893)                - -                - -        (635 348)
  Issuance of common stock -
    stock split effected in the
    form of 100% stock dividend
    (906,297 shares)                     4 531 485       (4 531 485)                - -                - -              - -
  Issuance of common stock in
    acquisition of subsidiary
    (69,150 shares) (Note 8)               345 750         1 590 450                - -                - -        1 936 200
  Discretionary transfer from
    retained earnings                          - -         4 000 000        (4 000 000)                - -              - -
  Change in unrealized gain
    (loss) on securities available
    for sale, net of deferred
    income taxes of $165,144                   - -               - -                - -            320 574          320 574
                                      ------------     -------------      -------------    ---------------    -------------
Balance, December 31, 1997            $  9 062 970     $   1 948 246      $  10 873 617    $     (198 705)    $   1 686 128
                                      ============     =============      =============    ==============     =============

See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995




                                                                         1997              1996                 1995
                                                                  ---------------     --------------       --------------
Cash Flows from Operating Activities
  Net income                                                      $    2 631 360      $    2 030 946       $    1 706 494
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                       396 833             301 497              251 390
      Amortization                                                        41 617              16 487               16 487
      Provision for loan losses                                          177 602              65 000               54 950
      Net (gain) loss on investment securities                           (2 055)               1 875                  - -
      Net (gain) loss on securities available for sale                    92 602            (22 496)              122 698
      Net (gain) loss on sale of assets                                    7 343                 - -              (6 437)
      Net (gain) on sale of other real estate                                - -                 - -             (97 624)
      Discount accretion and premium amortization
        on securities, net                                               180 181             157 657               69 601
      Deferred income taxes                                             (19 508)              68 349               82 137
      Changes in assets and liabilities:
        (Increase) in other assets                                     (669 146)           (289 041)            (138 836)
        Increase in other liabilities                                     57 100             195 847              226 173
              Net cash provided by operating activities           $    2 893 929      $    2 526 121       $    2 287 033
                                                                  --------------      --------------       --------------

Cash Flows from Investing Activities
  Proceeds from maturity, principal paydowns
    and calls of investment securities                            $    2 750 431      $    2 455 501       $    1 015 276
  Proceeds from maturity, principal paydowns
    and calls of securities available for sale                         2 742 602           2 149 662            1 216 149
  Proceeds from sale of securities
    available for sale                                                26 500 686          24 282 770           15 539 612
  Purchase of investment securities                                  (1 848 566)         (2 846 520)          (3 442 091)
  Purchase of securities available for sale                         (40 572 390)        (30 673 806)         (19 499 409)
  Proceeds on sale of other real estate                                      - -                 - -            1 015 000
  Proceeds from sale of equipment                                         36 335                 - -               15 000
  Purchases of bank premises and equipment                           (1 221 354)         (1 623 530)          (1 142 864)
  Net (increase) in loans                                            (9 720 190)        (13 727 421)          (1 336 510)
  Cash acquired in acquisition                                           170 858                 - -                  - -
                                                                  --------------      --------------       --------------
          Net cash (used in) investing activities                 $ (21 161 588)     $  (19 983 344)      $   (6 619 837)
                                                                  --------------      --------------       --------------


See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)
                  Years Ended December 31, 1997, 1996 and 1995



                                                                        1997              1996                  1995
                                                                  --------------      --------------       ---------------
Cash Flows from Financing Activities
  Net increase (decrease) in noninterest-bearing
    and interest-bearing demand deposits and
    savings accounts                                              $   11 627 657      $    9 896 598       $   (3 681 539)
  Net increase in certificates of deposit                              6 136 353           7 371 472            7 119 273
  Increase in securities sold under agreements
    to repurchase                                                      1 603 784           1 444 697                  - -
  Proceeds from Federal Home Loan Bank advances                        2 800 000           3 000 000            3 000 000
  Repayment of Federal Home Loan Bank advances                        (4 000 000)         (2 000 000)                 - -
  Purchase of common stock                                              (635 348)                - -           (1 012 536)
  Proceeds from sale of common stock                                         - -                 - -               73 514
  Cash dividends paid                                                   (574 525)           (722 264)            (707 398)
                                                                  --------------      --------------       --------------
          Net cash provided by financing activities               $   16 957 921      $   18 990 503       $    4 791 314
                                                                  --------------      --------------       --------------

          Increase (decrease) in cash and cash equivalents        $   (1 309 738)     $    1 533 280        $      458 510

Cash and Cash Equivalents
  Beginning                                                            9 919 078           8 385 798            7 927 288
                                                                  --------------      --------------       --------------

  Ending                                                          $    8 609 340      $    9 919 078       $    8 385 798
                                                                  ==============      ==============       ==============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest paid to depositors                                   $    4 822 840      $    4 425 048       $    3 964 454
    Interest paid on short-term obligations                              131 500               4 580                9 016
    Interest paid on Federal Home Loan
      Bank advances                                                      176 242             153 894               31 185
                                                                  --------------      --------------       --------------
                                                                  $    5 130 582      $    4 583 522       $    4 004 655
                                                                  ==============      ==============       ==============

      Income taxes                                                $      849 000      $      863 723       $      272 447
                                                                  ==============      ==============       ==============

Supplemental Disclosure of Noncash Transactions
  Issuance of common stock - stock split effected in the
    form of 100% stock dividend                                   $    4 531 485      $          - -       $          - -
                                                                  ==============      ==============       ==============

  Issuance of common stock in acquisition of subsidiary           $    1 936 200      $          - -       $          - -
                                                                  ==============      ==============       ==============

  Unrealized gain (loss) on securities available for sale         $      485 718      $      (383 994)     $    1 902 036
                                                                  ==============      ===============      ==============


See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                   Notes to Consolidated Financial Statements



Note 1.        Nature of Banking Activities and Significant Accounting Policies

               Independent Community Bankshares' banking subsidiary grants commercial, financial, agricultural, residential and consumer loans to customers principally in Loudoun County and Fauquier County, Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The non-banking subsidiary offers a comprehensive range of fiduciary and investment management services to individuals and businesses.

               The accounting and reporting policies of the Company conform to generally accepted accounting principles and to accepted practice within the banking industry.

                  Principles of Consolidation

                      The consolidated financial statements of Independent Community Bankshares, Inc. and its wholly-owned subsidiaries, The Middleburg Bank, The Tredegar Trust Company and Middleburg Bank Service Corporation, include the accounts of all four companies. All material intercompany balances and transactions have been eliminated in consolidation.

                  Securities

                      The Company adopted FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are classified in three categories and accounted for as follows:

                      a.   Securities Held to Maturity

                           Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

                      b.   Securities Available for Sale

                           Securities classified as available for sale are those debt and equity securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in shareholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

                   Notes to Consolidated Financial Statements


                      c.   Trading Securities

                           Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Company had no trading securities at December 31, 1997 and 1996.

                  Loans

                      Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses. Interest is computed by methods which result in level rates of return on principal. Loans are charged off when in the opinion of management they are deemed to be uncollectible after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantee.

                      Interest is computed on the loan balance outstanding for all loans.

                      On January 1, 1995, the Company adopted FASB No. 114, "Accounting by Creditors for Impairment of a Loan." This statement has been amended by FASB No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Statement 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral. Statement 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for credit losses and interest income recognized on loans.

                      The Company considers all consumer installment loans and residential mortgage loans to be homogeneous loans. These loans are not subject to impairment under FASB 114. A loan is considered impaired when it is probable that the Company will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and current economic conditions. A performing loan may be considered impaired, if the factors above indicate a need for impairment. A loan on nonaccrual status may not be impaired if in the process of collection or there is an insignificant shortfall in payment. An insignificant delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payment generally does not indicate an impairment situation, if in management's judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as impaired loans under FASB 114. Charge-offs for impaired loans occur when the loan, or portion of the loan is determined to be uncollectible, as is the case for all loans. The Company had no loans subject to FASB 114 at December 31, 1997 and 1996.

                   Notes to Consolidated Financial Statements



                      Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

                  Allowance for Loan Losses

                      The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowances relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

                  Bank Premises and Equipment

                      Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed principally on the straight-line method over the following estimated useful lives:

                                                              Years
                                                              -----

                           Buildings and improvements        31.5-39
                           Furniture and equipment              3-10

                      Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

                  Other Real Estate

                      Real estate acquired by foreclosure is carried at the lower of cost or fair market value less an allowance for estimated selling expenses on the future disposition of the property.

                  Goodwill

                     Goodwill is amortized using the straight-line method over 20 years.

                   Notes to Consolidated Financial Statements


                  Income Taxes

                      Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                  Earnings Per Share

                      In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company had no potential common stock as of December 31, 1997, 1996 and 1995. Computations are based on the weighted average number of shares outstanding during each year after giving retroactive effect to the 100% stock dividend declared in 1997. Weighted average shares were 1,740,966, 1,719,676 and 1,778,000 for the years ended
                      1997, 1996 and 1995, respectively.

                  Pension Plan

                      The Company has a trusteed, noncontributory, defined benefit pension plan covering substantially all full-time employees. The Company computes the net periodic pension cost of the plan in accordance with FASB No. 87, "Employers' Accounting For Pensions."

                  Cash and Cash Equivalents

                      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, other temporary investments and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                  Use of Estimates

                      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Advertising Costs

                     The Company follows the policy of charging the costs of advertising to expense as incurred.

                   Notes to Consolidated Financial Statements


Note 2.        Securities

               Amortized costs and fair values of securities being held to maturity as of December 31, 1997 and 1996 are summarized as follows:

                                                                      Gross             Gross
                                                  Amortized         Unrealized        Unrealized            Fair
                                                    Cost               Gains           (Losses)             Value
                                                ---------------   ----------------   --------------    ----------------
                                                                                 1997
                                                -----------------------------------------------------------------------
               U.S. Treasury securities
                 and obligations of U.S.
                 government corporations
                 and agencies                   $     2 005 491   $            - -   $      (20 626)   $      1 984 865

               Obligations of states and
                 political subdivisions              13 849 322            282 000           (1 207)         14 130 115

               Mortgage-backed securities               571 149              1 909             - -              573 058
                                                ---------------   ----------------   -------------     ----------------
                                                $    16 425 962   $        283 909   $      (21 833)   $     16 688 038
                                                ===============   ================   ==============    ================

                                                                                  1996
                                                -----------------------------------------------------------------------

               U.S. Treasury securities
                 and obligations of U.S.
                 government corporations
                 and agencies                   $     3 012 050   $            - -   $      (67 845)   $      2 944 205

               Obligations of states and
                 political subdivisions              13 396 166            106 404          (69 500)         13 433 070

               Mortgage-backed securities               957 809              9 265           (4 582)            962 492
                                                ---------------   ----------------   --------------    ----------------
                                                $    17 366 025   $        115 669   $     (141 927)   $     17 339 767
                                                ===============   ================   ==============    ================


               The amortized cost and fair value of securities being held to maturity as of December 31, 1997 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.


                                                                                        Amortized          Fair
                                                                                           Cost            Value
                                                                                     ---------------   ----------------

                      Due in one year or less                                        $     2 073 579   $      2 059 753
                      Due after one year through five years                                5 390 472          5 430 722
                      Due after five years through 10 years                                6 276 836          6 417 758
                      Due after 10 years                                                   2 113 926          2 206 747
                      Mortgage-backed securities                                             571 149            573 058
                                                                                     ---------------   ----------------
                                                                                     $    16 425 962   $     16 688 038
                                                                                     ===============   ================


                   Notes to Consolidated Financial Statements




               Amortized costs and fair values of securities available for sale as of December 31, 1997 and 1996, are summarized as follows:

                                                                      Gross             Gross
                                                  Amortized         Unrealized        Unrealized            Fair
                                                    Cost               Gains           (Losses)             Value
                                                ---------------   ----------------   --------------    ----------------
                                                                                 1997
                                                -----------------------------------------------------------------------

               U.S. Treasury securities
                  and obligations of U.S.
                  government corporations
                  and agencies                  $     2 458 729   $          7 531   $       (2 930)   $      2 463 330

               Obligations of states and
                  political subdivisions             12 081 525             54 937             - -           12 136 462

               Mortgage-backed securities            29 945 864             33 893         (400 919)         29 578 838

               Corporate preferred                    2 376 980             31 766          (25 346)          2 383 400

               Other                                    707 800                - -              - -             707 800
                                                ---------------   ----------------   --------------    ----------------
                                                $    47 570 898   $        128 127   $     (429 195)   $     47 269 830
                                                ===============   ================   ==============    ================


                                                                                 1996
                                                -----------------------------------------------------------------------


               U.S. Treasury securities
                  and obligations of U.S.
                  government corporations
                  and agencies                  $     4 987 626   $            745   $      (38 408)   $      4 949 963

               Mortgage-backed securities            27 216 393             17 851         (713 390)         26 520 854

               Corporate preferred                    3 033 996              6 876          (60 461)          2 980 411

               Other                                    585 000                - -              - -             585 000
                                                ---------------   ----------------   --------------    ----------------
                                                $    35 823 015   $         25 472   $     (812 259)   $     35 036 228
                                                ===============   ================   ==============    ================


               The amortized cost and fair value of securities available for sale as of December 31, 1997, by contractual maturity are shown below. Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                   Notes to Consolidated Financial Statements




                                                                                        Amortized           Fair
                                                                                           Cost             Value
                                                                                     ---------------   ----------------

                      Due in one year or less                                        $       639 120   $        639 120
                      Due after one year through five years                                1 575 428          1 580 305
                      Due after five years through 10 years                                  244 181            243 905
                      Due after 10 years                                                  12 081 525         12 136 462
                      Mortgage-backed securities                                          29 945 864         29 578 838
                      Corporate preferred                                                  2 376 980          2 383 400
                      Other                                                                  707 800            707 800
                                                                                     ---------------   ----------------
                                                                                     $    47 570 898   $     47 269 830
                                                                                     ===============   ================

               Proceeds from sales of securities available for sale during 1997, 1996 and 1995 were $26,500,686, $24,282,770 and $15,539,612, respectively. Gross gains of $53,384, $42,269 and $125,906 and gross losses of $145,986, $19,773 and $248,604 were realized on those sales, respectively.

               The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies as required by law and for other purposes amounted to $5,945,089 and $1,430,421 at December 31, 1997 and 1996, respectively.


Note 3.        Loans, Net

               The composition of the net loans is as follows:

                                                                                                December 31,
                                                                                     ----------------------------------
                                                                                          1997               1996
                                                                                     ---------------   ----------------
                                                                                                (in thousands)
                  Real estate loans:
                      Construction and land development                              $         3 798   $          4 182
                      Secured by farmland                                                      2 140              2 105
                      Secured by 1-4 family residential                                       48 396             43 860
                      Other real estate loans                                                 26 054             24 774
                  Loans to farmers (except secured by real estate)                               961                891
                  Commercial and industrial loans (except those
                      secured by real estate)                                                 14 062             10 681
                  Loans to individuals for personal expenditures                               8 738              8 061
                  All other loans                                                                 88                 76
                                                                                     ---------------   ----------------
                                    Total loans                                      $       104 237   $         94 630
                  Less:    Unearned income                                                        10                 35
                           Allowance for loan losses                                             974                884
                                                                                     ---------------   ----------------
                                    Net loans                                        $       103 253   $         93 711
                                                                                     ===============   ================

                   Notes to Consolidated Financial Statements





Note 4.        Allowance for Loan Losses

               Transactions in the allowance for loan losses are as follows:

                                                                        1997              1996               1995
                                                                  --------------     -------------     --------------

                  Balance, beginning                              $      883 536     $     866 173     $      940 081
                  Provision charged to operating expense                 177 602            65 000             54 950
                  Recoveries                                              40 235            77 523             82 860
                  Loan losses charged to the allowance                  (127 013)         (125 160)          (211 718)
                                                                  --------------     -------------     --------------
                                                                  $      974 360     $     883 536     $      866 173
                                                                  ==============     =============     ==============

               Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $242,583 and $76,227 at December 31, 1997 and 1996, respectively. If interest on these loans had been accrued, such income would have approximated $14,898 and $1,993 for 1997 and 1996, respectively.


Note 5.        Bank Premises and Equipment, Net

               Bank premises and equipment consists of the following:

                                                                        1997               1996
                                                                  ----------------   ---------------

                  Land                                            $      1 516 423   $       989 520
                  Banking facilities                                     3 057 340         1 989 570
                  Furniture, fixtures and equipment                      3 141 736         2 706 998
                  Construction in progress and deposits
                    on equipment                                           119 261         1 028 027
                                                                  ----------------   ---------------
                                                                  $      7 834 760   $     6 714 115
                  Less accumulated depreciation                          2 307 657         2 015 529
                                                                  ----------------   ---------------
                                                                  $      5 527 103   $     4 698 586
                                                                  ================   ===============

               Depreciation expense was $396,833, $301,497 and $251,390 for the years ended December 31, 1997, 1996 and 1995, respectively.

                   Notes to Consolidated Financial Statements




Note 6.        Deposits

                The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $17,268,984 and $14,012,755 in 1997 and 1996, respectively.

                At December 31, 1997, the scheduled maturities of time deposits are as follows:

                           1998                         $     39 137 574
                           1999                                7 210 439
                           2000                               10 186 691
                           2001                                  266 688
                           2002 and thereafter                   448 551
                                                        ----------------
                                                        $     57 249 943
                                                        ================


Note 7.        Federal Home Loan Bank Advances

               As of December 31, 1997 and 1996, the Company had borrowed $2,800,000 and $4,000,000, respectively, on a short-term basis from its $16,000,000 line of credit with the Federal Home Loan Bank of Atlanta. The Company has pledged real estate loans and Federal Home Loan Bank stock as collateral on these borrowings.


Note 8.        Business Combination

                On August 1, 1997, the Company acquired The Tredegar Trust Company. The Company issued 69,150 shares of common stock for all of the outstanding shares of common stock of Tredegar. The excess of the total acquisition cost over the fair value of the net assets acquired is being amortized over 20 years by the straight-line method. The acquisition has been accounted for as a purchase and results of operations of Tredegar since the date of acquisition are included in the consolidated financial statements.


Note 9.        Stock Option Plan

                In 1997, the Board of Directors approved the 1997 Stock Option Plan for employees subject to approval by the Company's shareholders at the 1998 Annual Meeting of Shareholders. The plan allows for incentive stock options and nonqualified stock options. 300,000 shares of the Company's common stock have been reserved for the issuance of stock options under the Employee Plan. The Board granted 54,000 options (subject to shareholders' approval of the plan) to key employees of the Bank at $17.00 per share. Of the 54,000 options, a total of 26,544 were vested November 13, 1997 with the remaining options vesting 12,548 per year for 1998 and 1999 and 2,360 vesting in 2000.

                   Notes to Consolidated Financial Statements



Note 10.       Employee Benefits

               The amount charged to expense for the Company's pension plan totaled $113,433, $85,739 and $86,294 for the years ended December 31, 1997, 1996 and 1995, respectively. The components of the pension cost charged to expense for 1997, 1996 and 1995 consisted of the following:

                                                                       1997              1996               1995
                                                                  --------------     -------------     --------------

                  Service cost                                    $      120 165     $     103 203     $       86 803
                  Interest cost on projected benefit
                     obligation                                          121 209           133 703            121 361
                  Actual return on plan assets                          (140 632)         (163 858)          (134 561)
                  Net amortization and deferral                           12 691            12 691             12 691
                                                                  --------------     -------------     --------------
                                                                  $      113 433     $      85 739     $       86 294
                                                                  ==============     =============     ==============

               The following table sets forth the plan's funded status as of September 30, 1997 and 1996, and the amount recognized in the accompanying balance sheets as of December 31, 1997 and 1996:

                                                                       1997              1996
                                                                  ---------------    -------------
                  Actuarial present value of
                    benefit obligations:
                        Vested benefits                           $    1 065 024     $     908 635
                                                                  ==============     =============
                        Accumulated benefits                      $    1 146 766     $     998 018
                                                                  ==============     =============

                        Projected benefits                        $   (1 746 565)   $   (1 425 983)
                        Plan assets at fair value                      1 840 995         1 480 340
                                                                  --------------     -------------
                        Funded status                             $       94 430     $      54 357
                        Unrecognized net loss                            125 410            88 368
                        Unrecognized net transition (asset)              (43 771)          (47 751)
                        Unrecognized prior service cost                  200 049           216 720
                                                                  --------------     -------------
                        Asset on balance sheet as of
                          September 30                            $      376 118     $     311 694
                        Fourth quarter entries, employer
                          contributions                                  177 947           181 472
                                                                  --------------     -------------
                        Asset on balance sheet as of
                          December 31                             $      554 065     $     493 166
                                                                  ==============     =============

               The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the benefit obligations were 8.5% and 6.0%, respectively. The expected long-term rate of return on plan assets was 9.5%.

                   Notes to Consolidated Financial Statements




               Plan assets consist of diversified bond and common stock mutual funds. Bond funds account for approximately 40% of plan assets and equity funds approximate 60% of plan assets.

               A deferred compensation plan was adopted for the President and Chief Executive Officer. Benefits are to be paid in monthly installments for 15 years following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits would be reduced. The deferred compensation expense for 1997 and 1996, based on the present value of the retirement benefits, was $15,809 and $15,539. The plan is unfunded. However, life insurance has been acquired on the life of the employee in an amount sufficient to discharge the obligation.


Note 11.       Income Taxes

               Net deferred tax assets (liabilities) consist of the following components as of December 31, 1997 and 1996:


                                                                    1997               1996
                                                                -------------     ---------------

                  Deferred tax assets:
                      Allowance for loan losses                 $     216 313     $        185 432
                      Deferred compensation                            24 655               19 280
                      Unearned loan fees                                2 159                4 607
                      Interest on nonaccrual loans                      4 819                  678
                      Loss on capital assets                           28 391                  - -
                      Securities available for sale                   102 363              267 508
                                                                -------------     ----------------
                                                                $     378 700     $        477 505
                                                                -------------     ----------------

                  Deferred tax liabilities:
                      Property and equipment                    $     287 409     $        259 774
                      Prepaid pension costs                           185 644              166 447
                                                                -------------     ----------------
                                                                $     473 053     $        426 221
                                                                -------------     ----------------

                                                                $    (94 353)     $         51 284
                                                                =============     ================

               The provision for income taxes charged to operations for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                                            1997              1996             1995
                                                        ------------     --------------   --------------

                  Current tax expense                   $    881 675     $      659 730   $      542 592
                  Deferred tax expense (benefit)             (19 508)            68 349           82 137
                                                        -------------    --------------   --------------
                                                        $    862 167     $      728 079   $      624 729
                                                        ============     ==============   ==============

                   Notes to Consolidated Financial Statements




               The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 1997, 1996 and 1995, due to the following:

                                                                           1997             1996              1995
                                                                       ------------     ------------     ------------

                  Computed "expected" tax expense                      $  1 187 799     $    938 069     $    792 614
                  Increase (decrease) in income taxes
                    resulting from:
                      Tax exempt interest income                           (284 689)        (175 099)        (185 166)
                      Other, net                                            (40 943)         (34 891)          17 281
                                                                       ------------     ------------     ------------
                                                                       $    862 167     $    728 079     $    624 729
                                                                       ============     ============     ============


Note 12.       Related Party Transactions

               The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors,  principal  officers,  their  immediate  families  and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Company for loans totaling $2,783,606 and $845,656 at December 31, 1997 and 1996,
               respectively. During 1997, total principal additions were $2,386,733 and total principal payments were $448,783.


Note 13.       Contingent Liabilities and Commitments

               In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Company does not anticipate any material loss as a result of these transactions.

               See  Note  15  with   respect  to  financial   instruments   with
               off-balance-sheet risk.

               The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 1997 and 1996, the aggregate amounts of daily average required reserves were approximately $1,239,000 and $1,073,000, respectively.

                   Notes to Consolidated Financial Statements



Note 14.       Retained Earnings

               Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 1997, there were no unrestricted funds which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval.


Note 15.       Financial Instruments With Off-Balance-Sheet Risk and Credit Risk

               The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

               The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

               A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 1997 and 1996, is as follows:

                                                                              1997            1996
                                                                         --------------  ----------------

               Financial  instruments  whose contract
                 amounts  represent credit risk:
                   Commitments to extend credit                          $   12 396 000   $     6 617 119
                   Standby letters of credit                             $    1 185 514   $       606 364


               Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

                   Notes to Consolidated Financial Statements



               Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1997, varies from 0 percent to 100 percent; the average amount collateralized is 30 percent.

               The Company has approximately $3,712,065 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 1997.


Note 16.       Disclosures About Fair Value of Financial Instruments

               The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                  Cash and Short-Term Investments

                  For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

                  Securities

                  For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.

                  Loans

                  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered.

                  Deposit Liabilities

                  The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

                  Short-Term Liabilities

                  For securities sold under agreements to repurchase and Federal Home Loan Bank advances, the carrying amount is a reasonable estimate of fair value.

                   Notes to Consolidated Financial Statements



                  Off-Balance-Sheet Financial Instruments

                  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

                  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

                  At December 31, 1997 and 1996, the carrying amounts and fair values of loan commitments and standby letters of credit were immaterial.

                  The  estimated   fair  values  of  the   Company's   financial
                  instruments are as follows:

                                                                       1997                                1996
                                                         --------------------------------   -------------------------------
                                                              Carrying         Fair             Carrying          Fair
                                                                Amount         Value             Amount           Value
                                                                ------         -----             ------           -----
                                                                    (in thousands)                    (in thousands)
               Financial assets:
                  Cash and short-term investments         $      8 609     $        8 609   $       9 919     $       9 919
                  Securities                                    63 696             63 958          52 402            52 376
                  Loans                                        104 227            104 562          94 595            94 878
                  Less:  allowance for loan losses                (974)               - -            (884)              - -
                                                          -------------    --------------   --------------    -------------
                      Total financial assets              $    175 558     $      177 129   $     156 032     $     157 173
                                                          ============     ==============   =============     =============

               Financial liabilities:
                  Deposits                                $    156 554     $      156 846   $     138 790     $     139 149
                  Securities sold under agreements
                  to repurchase                                  3 048              3 048           1 445             1 445
                  Federal Home Loan Bank advances                2 800              2 800           4 000             4 000
                                                          ------------     --------------   -------------     -------------
                      Total financial liabilities         $    162 402     $      162 694   $     144 235     $     144 594
                                                          ============     ==============   =============     =============


Note 17.       Capital Requirements

               The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                   Notes to Consolidated Financial Statements




               Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

               As of June 30, 1997, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

               The  Company's   actual  capital  amounts  and  ratios  are  also
               presented in the table.

                                                                                                          To Be Well
                                                                                                       Capitalized Under
                                                                          For Capital                  Prompt Corrective
                                           Actual                      Adequacy Purposes               Action Provisions
                                           ------                      -----------------               -----------------
                                    Amount        Ratio               Amount        Ratio             Amount        Ratio
                                    ------        -----               ------        -----             ------        -----
                                                                        (in thousands)
As of December 31, 1997:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated              $    21 678          19.7%      $      8 803    $     8.0%                   N/A
      The Middleburg Bank       $    17 558          16.2%      $      8 694    $     8.0%      $     10 867    $    10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated              $    20 704          18.8%      $      4 401    $     4.0%                   N/A
      The Middleburg Bank       $    16 584          15.3%      $      4 347    $     4.0%      $      6 520    $     6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated              $    20 704          11.8%      $      6 994    $     4.0%                   N/A
      The Middleburg Bank       $    16 584           9.8%      $      6 781    $     4.0%      $      8 477    $     5.0%

As of December 31, 1996:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated              $    19 376          20.2%      $      7 680    $     8.0%                   N/A
      The Middleburg Bank       $    16 187          17.0%      $      7 627    $     8.0%      $      9 534    $    10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated              $    18 492          19.3%      $      3 840    $     4.0%                   N/A
      The Middleburg Bank       $    15 303          16.1%      $      3 813    $     4.0%      $      5 720    $     6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated              $    18 492          11.7%      $      6 307    $     4.0%                   N/A
      The Middleburg Bank       $    15 303           9.9%      $      6 187    $     4.0%      $      7 733    $     5.0%



                   Notes to Consolidated Financial Statements



Note 18.       Condensed Financial Information - Parent Company Only

                   Notes to Consolidated Financial Statements

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                            (Parent Corporation Only)

                                 Balance Sheets
                           December 31, 1997 and 1996


                                                                                1997                1996
             Assets                                                             ----                ----

Cash on deposit with subsidiary bank                                         $        1 255        $         7 387
Money market fund                                                                   713 403                141 011
Securities available for sale                                                     2 383 400              2 980 411
Investment in subsidiaries, at cost, plus
  equity in undistributed net income                                             17 343 024             14 818 885
Organizational expenses, net                                                         19 236                 35 723
Goodwill                                                                          1 181 110                    - -
Other assets                                                                         44 700                 24 450
                                                                             --------------        ---------------

               Total assets                                                  $   21 686 128        $    18 007 867
                                                                             ==============        ===============


   Liabilities and Shareholders' Equity

Liabilities                                                                  $          - -        $           - -
                                                                             --------------        ---------------


Shareholders' Equity
  Common stock                                                               $    9 062 970         $    4 299 190
  Capital surplus                                                                 1 948 246              1 411 174
  Retained earnings                                                              10 873 617             12 816 782
  Unrealized (loss) on securities available
     for sale, net                                                                 (198 705)              (519 279)
                                                                             --------------        ---------------


               Total shareholders' equity                                    $   21 686 128        $    18 007 867
                                                                             --------------        ---------------

               Total liabilities and shareholders' equity                    $   21 686 128        $    18 007 867
                                                                             ==============        ===============


                   Notes to Consolidated Financial Statements


                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                            (Parent Corporation Only)

                              Statements of Income
                  Years Ended December 31, 1997, 1996 and 1995



                                                                  1997              1996              1995
                                                             -------------     --------------     -------------

Income
  Dividends from subsidiary                                  $   1 201 074     $      704 000     $   4 621 374
  Dividends from investments                                       224 804            226 896               - -
  Interest                                                          13 110              5 351               - -
  Profits (losses) on securities
    available for sale, net                                        (83 503)               - -               - -
                                                             --------------    --------------     -------------
        Total income                                         $   1 355 485     $      936 247     $   4 621 374
                                                             -------------     --------------     -------------

Expenses
  Amortization                                               $      41 617     $       16 487     $      16 487
  Legal and professional fees                                       21 132             18 620             8 856
  Printing and supplies                                             17 270              8 818             8 601
  Other                                                                889              1 124             1 174
                                                             -------------     --------------     -------------
        Total expenses                                       $      80 908     $       45 049     $      35 118
                                                             -------------     --------------     -------------

        Income before allocated tax benefits and
          undistributed income of subsidiaries               $   1 274 577     $      891 198     $   4 586 256

Income tax expense (benefit)                                       (18 659)            10 770           (11 940)
                                                             -------------     --------------     --------------

        Income before equity (deficit) in
          undistributed income of subsidiaries               $   1 293 236     $      880 428     $   4 598 196

Equity (deficit) in undistributed
  income of subsidiaries                                         1 338 124          1 150 518        (2 891 702)
                                                             -------------     --------------     --------------

        Net income                                           $   2 631 360     $    2 030 946     $   1 706 494
                                                             =============     ==============     =============



                   Notes to Consolidated Financial Statements


                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                            (Parent Corporation Only)

                            Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995



                                                                    1997                1996                1995
                                                              ----------------      -------------       -------------
Cash Flows from Operating Activities
  Net income                                                  $      2 631 360      $   2 030 946       $  1 706 494
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization                                                      41 617             16 487             16 487
      Undistributed (earnings) deficit of subsidiary               (1 338 124)        (1 150 518)          2 891 702
      Loss on sale of securities available for sale                     83 503                - -                - -
      (Increase) decrease in other assets                             (40 554)              5 709              5 009
                                                              ----------------      -------------       ------------
            Net cash provided by
              operating activities                            $      1 377 802      $     902 624       $  4 619 692
                                                              ----------------      -------------       ------------

Cash Flow from Investing Activities
  Purchase of securities available for sale                   $    (1 334 984)    $     (100 000)      $ (2 933 996)
  Proceeds from sale of securities available
    for sale                                                         1 908 497                - -                - -
  Purchase of intangibles                                            (175 182)                - -                - -
                                                              ----------------      -------------       ------------
            Net cash provided by (used in)
              investing activities                            $        398 331     $    (100 000)      $ (2 933 996)
                                                              ----------------      -------------       ------------

Cash Flows from Financing Activities
  Purchase of common stock                                    $      (635 348)    $           - -       $(1 012 536)
  Net proceeds from sale of common stock                                   - -                - -             73 514
  Cash dividends paid                                                (574 525)          (722 264)          (707 398)
                                                              ----------------     --------------      -------------
            Net cash (used in)
              financing activities                            $    (1 209 873)    $     (722 264)     $  (1 646 420)


            Increase in cash and
              cash equivalents                                $        566 260     $       80 360      $      39 276

Cash and Cash Equivalents
  Beginning                                                            148 398             68 038             28 762
                                                              ----------------      -------------       ------------

  Ending                                                      $        714 658     $      148 398      $      68 038
                                                              ================      =============       ============

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INDEPENDENT COMMUNITY
                                BANKSHARES, INC.



Date:  March 31, 1998             By:  /s/ Joseph L. Boling
             --                        --------------------------------------
                                       Joseph L. Boling
                                       President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                       Title                              Date


           /s/ Joseph L. Boling                      President and Chief Executive              March 31, 1998
-------------------------------------------               Officer and Director
              Joseph L. Boling                         (Principal Executive Officer)


            /s/ Alice P. Frazier              Senior Vice President and Chief Financial         March 31, 1998
-------------------------------------------       Officer (Principal Financial and
              Alice P. Frazier                             Accounting Officer)


-------------------------------------------                     Director                        March __, 1998
             Howard M. Armfield

           /s/ Childs Frick Burden
-------------------------------------------                     Director                        March 31, 1998
             Childs Frick Burden


-------------------------------------------                     Director                        March __, 1998
            J. Lynn Cornwell, Jr.

            /s/ William F. Curtis
-------------------------------------------                     Director                        March 31, 1998
              William F. Curtis

             /s/ F.E. Deacon III
-------------------------------------------                     Director                        March 31, 1998
               F.E. Deacon III

         /s/ George A. Horkan, Jr.
-------------------------------------------                     Director                        March 31, 1998
            George A. Horkan, Jr.

         /s/ C. Oliver Iselin, III
-------------------------------------------                     Director                        March 31, 1998
            C. Oliver Iselin, III

            /s/ William S. Leach
-------------------------------------------                     Director                        March 31, 1998
              William S. Leach


-------------------------------------------                     Director                        March __, 1998
               Thomas W. Nalls


-------------------------------------------                     Director                        March __, 1998
               John C. Palmer


-------------------------------------------                     Director                        March __, 1998
                John Sherman


-------------------------------------------                     Director                        March __, 1998
              Millicent W. West

            /s/ Edward T. Wright
-------------------------------------------                     Director                        March 31, 1998
              Edward T. Wright


                               INDEX TO EXHIBITS


        3.1 Articles of Incorporation of Independent Community Bankshares, Inc. (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form S-4, Registration No. 333-24523, filed with the Commission on April 4, 1997 (the "Form S-4"), incorporated herein by reference.

        3.2 Bylaws of Independent Community Bankshares, Inc., attached as Exhibit 3.2 to the Form S-4, incorporated herein by reference.

        10.1 Revised Employment Agreement, dated January 1, 1997, between The Middleburg Bank and Joseph L. Boling, attached as Exhibit 10.1 to the Form S-4, incorporated herein by reference.

        21       Subsidiaries of the Registrant.

        27       Financial Data Schedule (filed electronically only).