Form 10QSB
period 1998-03-31
INDEPENDENT COMMUNITY BANKSHARES INC
filed 1998-05-15
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                 [ ] Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the transition period from ____________ to _____________

                        Commission file number: 0-24159

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

          1,812,594 shares of common stock, par value $5.00 per share, outstanding as of May 12, 1998

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


                     Independent Community Bankshares, Inc.
                           Consolidated Balance Sheets
                                 (000's omitted)

                                                                     (Unaudited)
                                                                      March 31,      December 31,
                                                                        1998             1997
                                                                    ------------    -------------
Assets:
   Cash and due from banks                                          $      6,642    $      6,584
   Securities (fair value:  March 31, 1998,
     $63,061,  December 31, 1997 , $63,958)                               62,795          64,422
   Federal funds sold                                                          -           1,300
   Loans, net                                                            107,010         103,253
   Bank premises and equipment, net                                        5,564           5,527
   Other assets                                                            3,897           3,774
                                                                    ------------    ------------

         Total assets                                               $    185,908    $    184,860
                                                                    ============    ============

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing                                          $     26,757    $     26,602
      Interest bearing                                                   130,243         129,952
                                                                    ------------    ------------
           Total deposits                                           $    157,000    $    156,554

  Securities sold under agreements to
    Repurchase                                                      $      1,812    $      3,048
  Federal Home Loan Bank advances                                          4,000           2,800
  Other liabilities                                                          822             773
                                                                    ------------    ------------
          Total liabilities                                         $    163,634    $    163,175

Shareholders' Equity
  Common stock par value $5.00 per
   share, authorized 10,000,000 shares;
   issued and outstanding at March 31, 1998 - 1,812,594
   issued and outstanding at December 31, 1997 - 1,812,594          $      9,063    $      9,063
  Capital surplus                                                          1,948           1,948
  Retained earnings                                                       11,312          10,873
  Unrealized gain (loss) on securities
    available for sale, net                                                 (49)           (199)
                                                                    ------------    ------------
           Total shareholders' equity                               $     22,274    $     21,685

Total liabilities and shareholders' equity                          $    185,908    $    184,860
                                                                    ============    ============

                     Independent Community Bankshares, Inc.
                        Consolidated Statements of Income
                                 (000's omitted)

                                                                        Unaudited
                                                               --------------------------
                                                                   For the Three Months
                                                                      Ended March 31
                                                                   1998           1997
                                                               -----------     ----------
Interest Income
  Interest and fees on loans                                   $    2,422      $    2,138
  Interest on investment securities
     Taxable                                                           27              36
     Exempt from federal income taxes                                 163             161
  Interest on securities available for sale
     Taxable                                                          484             498
     Exempt from federal income taxes                                 156               -
     Dividends                                                         46              68
  Interest on federal funds sold                                       17              57
                                                               ----------      ----------
      Total interest income                                    $    3,315      $    2,958

Interest expense
  Interest on deposits                                         $    1,244      $    1,153
  Interest on FHLB advances                                            38              50
  Interest on short-term borrowings                                     5              24
                                                               ----------      ----------
      Total interest expense                                   $    1,287      $    1,227

      Net interest income                                      $    2,028      $    1,731

Provision for loan losses                                              45              55
                                                               ----------      ----------

      Net interest income after provision
       for loan losses                                         $    1,983      $    1,676

Other Income
  Commissions and fees from fiduciary
    Activities                                                 $      220      $       23
  Service charges on deposit accounts                                 214             205
  Net gains (losses) on securities
     available for sale                                              (12)               3
  Other operating income                                               38               -
                                                               ----------      ----------
       Total other income                                      $      460      $      231

Other Expense
  Advertising                                                  $       32      $       29
  Salaries and employee benefits                                      871             643
  Net occupancy expense of premises                                   164             132
  Other operating expenses                                            428             273
                                                               ----------      ----------
       Total other expense                                     $    1,495      $    1,077

       Income before income taxes                              $      948      $      830
       Income taxes                                                   236             223
                                                               ----------      ----------
       Net income                                              $      712      $      607
                                                               ==========      ==========
Earnings per average share:
  (1998 - 1,812,594 shares, 1997 - 1,709,436 shares)
Net income per share                                           $     0.39      $     0.35
Dividends per share                                            $     0.15      $        -

                     Independent Community Bankshares, Inc.
            Consolidated Statement of Changes in Shareholders' Equity
               For the Three Months Ended March 31, 1998 and 1997
                                  (000 omitted)
                                   (unaudited)

                                                                               Accumulated
                                                                                  Other
                                                       Common      Capital    Comprehensive    Retained    Comprehensive
                                                        Stock      Surplus        Income       Earnings       Income        Total
                                                      ---------   ---------   -------------   ----------   -------------  ----------

Balances - December 31, 1996                          $   4,299   $   1,411   $    (519)      $   12,817   $        -     $   18,008

Comprehensive Income
  Net income                                                                                         607          607            607
  Other comprehensive income,
        net of tax
  Unrealized loss on available for
     sale securities                                                                                            (134)
  Less: Reclassification adjustment for
     gains realized in net income                                                                                   2

                                                                                                            ---------
  Other comprehensive income, net of tax                                           (132)                        (132)          (132)
                                                                                                            ---------

  Total comprehensive income                                                                                $     475
                                                                                                            =========
  Cash dividends
  Acquisition of common stock                             (114)       (522)                                                        -
                                                                                                                               (636)
                                                      ---------   ---------   ----------       ---------                  ----------

Balances - March 31, 1997                             $   4,185   $     889   $    (651)       $  13,424                  $   17,847
                                                      =========   =========   ==========       =========                  ==========


Balances-  December 31, 1997                          $   9,063   $   1,948   $    (199)       $  10,873   $        -     $   21,685

Comprehensive Income
  Net income                                                                                         712          712     $      712
  Other comprehensive income,
        net of tax
  Unrealized loss on available for
     sale securities                                                                                             150
  Less: Reclassification adjustment for
     gains realized in net income                                                                                  -

                                                                                                            ---------
  Other comprehensive income, net of tax                                             150                          150            150
                                                                                                            ---------

  Total comprehensive income                                                                                $     862
                                                                                                            =========
  Cash dividends                                                                                   (273)                       (273)

                                                      ---------   ---------   ----------       ---------                  ----------

Balances - March 31, 1998                             $   9,063   $   1,948   $     (49)       $  11,312                  $   22,274
                                                      =========   =========   ==========       =========                  ==========

                     Independent Community Bankshares, Inc.
                      Consolidated Statement of Cash Flows
                                  (000 omitted)
                                   (unaudited)

                                                                                  For The Three Months Ended
                                                                                ------------------------------
                                                                                  March 31,          March 31,
                                                                                    1998               1997
                                                                                -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $         712     $        607
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for loan losses                                                             45               56
     Depreciation and amortization                                                        134              103
     Net (gains) losses on securities available for sale                                    -              (3)
     Discount accretion and premium amortization
       on securities, net                                                                  39               47
    Deferred taxes                                                                          -                -
    (Increase) decrease in accrued interest receivable                                   (64)               15
    (Increase) decrease in prepaid income taxes                                            99              (2)
    (Increase) decrease in other assets                                                  (95)             (95)
    Increase (decrease)  in accrued interest payable                                     (10)              (4)
    Increase (decrease) in other liabilities                                            (102)              (3)
                                                                                -------------     ------------
      Net cash provided by operating activities                                 $         758     $        721

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and
     calls of investment securities                                             $         249     $        954
  Proceeds from maturity, principal paydowns and
     calls of securities available for sale                                             1,553              932
  Proceeds from sale of securities available
    for sale                                                                              354            1,077
  Purchase of investment securities                                                         -            (207)
  Purchase of securities available for sale                                           (1,068)          (2,656)
  Net (increase) in loans                                                             (3,800)               29
  Purchases of bank premises and equipment                                              (156)            (580)
                                                                                -------------     ------------
     Net cash (used in) investing activities                                    $     (2,868)     $      (451)

CASH FLOWS FROM FINANCING ACTIVTIES
  Net increase in demand deposits, NOW accounts,
     and savings accounts                                                       $         133     $        640
  Net increase in certificates of deposits                                                319            2,599
  Dividends paid                                                                        (273)                -
  Acquisition of common stock                                                               -            (636)
  Payment on Federal Home Loan Bank advances                                                -          (1,000)
  New borrowings on Federal Home Loan Bank line of credit                               1,200
  Increase (decrease) in securities sold under agreement to
     repurchase                                                                       (1,236)              672
                                                                                -------------     ------------
     Net cash provided by financing activities                                  $         143     $      2,275

    Increase in cash and cash equivalents                                       $     (1,967)     $      2,545
CASH AND CASH EQUIVALENTS
  Beginning                                                                     $       8,609     $      9,919
                                                                                =============     ============

  Ending                                                                        $       6,642     $     12,464
                                                                                =============     ============
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                                         1,225            1,145
    Income taxes                                                                          135                -




SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain (loss) on securities available
      for sale                                                                           (74)            (200)
See Accompanying Note to Consolidated Financial Statements


                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
               For the Three Months Ended March 31, 1998 and 1997


Note 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of operations and changes in cash flows for the three months ended March 31, 1998 and 1997. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1997. The results of operations for the three month periods ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.


Note 2.    Securities

           Securities being held to maturity as of March 31, 1998 are summarized as follows:

                                   ------------------------------------------------------
                                                      Gross         Gross
                                      Amortized     Unrealized    Unrealized      Market
                                        Cost          Gains        (Losses)       Value
                                   ------------------------------------------------------
                                                     (000's omitted)
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                     $      2,005   $         -   $      (10)   $     1,995

Obligations of states and
  political subdivisions                 13,644           279             -        13,923

Mortgaged backed securities                 373             3             -           376
                                   ============   ===========   ===========   ===========
                                   $     16,022   $       282   $      (10)   $    16,294
                                   ============   ===========   ===========   ===========


           Securities available for sale as of March 31, 1998 are summarized below:

                                   -------------------------------------------------------
                                                      Gross         Gross
                                     Amortized     Unrealized     Unrealized      Market
                                        Cost          Gains        (Losses)       Value
                                   -------------------------------------------------------
                                                       (000's omitted)
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                     $      2,141   $         9   $         -   $     2,150

Corporate securities                      2,840             7             -         2,847

Obligations of states and
  political subdivisions                 12,082           111             -        12,193

Mortgaged backed securities              28,925            29         (230)        28,724

Other                                       770             -             -           770
                                   ------------   -----------   -----------   ------------
                                   $     46,758   $       156   $     (230)   $    46,684
                                   ============   ===========   ===========   ============


Note 3.   The consolidated loan portfolio is composed of the following:

                                                               -----------------------------
                                                                  March 31,     December 31,
                                                                    1998           1997
                                                               -----------------------------
                                                                       (000's omitted)

   Commercial, financial and agricultural                      $      14,610   $      15,111

   Real estate construction                                            4,753           3,798
   Real estate mortgage                                               80,724          76,590

   Installment loans to individuals                                    7,947           8,738
                                                               -------------   -------------

Total loans                                                          108,034         104,237

Less: Unearned income                                                    (5)            (10)

           Allowance for loan losses                                 (1,019)           (974)
                                                               -------------  --------------

Loans, net                                                     $     107,010  $      103,253
                                                               =============  ==============

           ICBI had $238,000 in non-performing assets at March 31, 1998.

Note 4. The following is a summary of transactions in the reserve for loan losses:

                                               ---------------------------------
                                                  March 31,         December 31,
                                                    1998               1997
                                               ---------------------------------
                                                           (000's omitted)

Balance at January 1                           $           974   $           884
Provision charged to operating expense                      45               178
Recoveries added to the reserve                             12                40
Loan losses charged to the reserve                        (12)             (128)
                                               ---------------   ---------------
Balance at the end of the period               $         1,019   $           974
                                               ===============   ===============

          The Company had no impaired loans at March 31, 1998 and December 31, 1997.

          Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $238,000 at March 31, 1998 and $243,000 at December 31, 1997. If interest on these loans had been accrued, such income would have approximated $ 19,000 for the first three months of 1998 and $2,000 in 1997.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Financial Summary

          Net income for the three months ended March 31, 1998, increased 17.3% to $712,000 or .39 per share compared to $607,000 or .35 per share for the first three months of 1997. Annualized returns on average assets and equity for the period ended March 3, 1998, were 1.54% and 13.66%, respectively, compared to 1.49% and 13.71% for the same period in 1997.

          The total assets of the Company increased to $185,908,000 at March 31, 1998, compared to $184,860,000 at December 31, 1997, representing an increase of $1,048,000 or .6%. Loan demand has increased the balance to $107,010,000 at March 31, 1998, up from $103,253,000 at December
          31, 1997. The investment portfolio has decreased 2.5% to $62,795,000 at March 31, 1998 compared to $64,422,000 at December 31, 1997.

          Shareholders' equity at March 31, 1998, totaled $22,274,000, compared to $21,685,000 at December 31, 1997. Book value per share of common stock on March 31, 1998 was $12.29 per share compared to $12.02 at December 31, 1997.

          Net Interest Income

          Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $2,028,000 for the first three months of 1998 compared to $1,731,000 for the same period in 1997. The improvement in net interest income was attributable to a higher volume of earning assets as well as management's conscientious effort to improve the margin through asset/liability management.

          Noninterest Income

          Service charges on deposit accounts for the first three months of 1998 totaled $214,000 compared $205,000 for the same period in 1997, an increase of 4.4%. Commission and fees from fiduciary activities was $220,000 at March 31, 1998 compared to $23,000 at March 31, 1997. The acquisition of The Tredegar Trust Company on August 1, 1997 has solely contributed to this increase. Otherwise the Company currently derives most of its other noninterest income from fees on deposit related products and sales of non deposit investment products.

          Noninterest Expense

          In support of the Company's continued growth, total noninterest expenses consisting of employee related costs, occupancy and other overhead totaled $1,495,000 for the first three months of 1998, compared to $1,077,000 for the same period in 1997, representing an increase of $418,000 or 38.8%. A portion of the increase in expenses is attributable to the same types of overhead cost of the operation of The Tredegar Trust Company.

          Allowance for Loan Losses

          The allowance for loan losses at March 31, 1998 was $1,019,000. This is a $45,000 increase from December 31, 1997. The current ratio of the allowance for loan losses to gross loans is .94%. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 1998. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

          Capital Resources

          Shareholders' equity at March 31, 1998 was $22,274,000 compared to $21,685,000 on December 31, 1997. The retention of net income as well as the decrease in allowance for unrealized loss on securities available for sale have been contributing factors to growth in shareholders' equity. During the first quarter of 1997, the Company did purchase and retire 22,689 shares at a cost of $635,292.

          At March 31, 1998, the Company's tier 1 and total risk-based capital ratios were 18.9% and 19.9%, respectively, compared to 18.8% and 19.7% at December 31, 1997. The Company's leverage ratio was 11.4% at March 31, 1998, compared to a ratio of 11.8% at December 31, 1997. The Company's capital structure places it above the regulatory guidelines, as the Company maintains a strong capital base to take advantage of business opportunities while ensuring that it has the resources to protect against the risks inherent in its business.

          Year 2000

          There have not been any material changes in the disclosures provided in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 with respect to Year 2000. The Company's Year 2000 Committee continues to meet on a regular basis to address and evaluate the potential problems that may be encountered within all of the Company's subsidiaries with respect to Year 2000 issues.

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                    27       Financial Data Schedule (filed electronically only)


          (b)    Reports on Form 8-K -- none.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INDEPENDENT COMMUNITY BANKSHARES, INC.
                                                        (Registrant)



Date: May 15, 1998                        /s/ Joseph L. Boling
      -------------------                 --------------------------------------
                                          Joseph L. Boling,
                                          Chairman of the Board & CEO



Date: May 15, 1998                        /s/ Alice P. Frazier
      -------------------                 --------------------------------------
                                          Alice P. Frazier,
                                          Senior Vice President & CFO