Form 10QSB
period 1998-06-30
INDEPENDENT COMMUNITY BANKSHARES INC
filed 1998-08-14
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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

          1,812,594 shares of common stock, par value $5.00 per share, outstanding as of August 10, 1998

         * This Form 10-QSB also covers 276,600 Contractual Rights to Contingent Merger Consideration, which are registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on June 27, 1997.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.


                                      INDEX

Part I.    Financial Information                                                              Page No.
           Item 1.    Financial Statements

              Consolidated Balance Sheets                                                        3

              Consolidated Statements of Income                                                  4

              Consolidated Statements of Changes in Shareholders' Equity                         5

              Consolidated Statements of Cash Flows                                              6

              Notes to Consolidated Financial Statements                                         7

           Item 2.    Management's Discussion and Analysis of Results of Operation
                      and Financial Condition                                                    10

Part II.  Other Information:

          Item 1.  Legal Proceedings                                                             13
          Item 2.  Changes in Securities                                                         13
          Item 3.  Defaults Upon Senior Securities                                               13
          Item 4.  Submission of Matters to a Vote of Security Holders                           13
          Item 5.  Other Information                                                             13
          Item 6.  Exhibits and Reports on Form 8-K                                              13


          Signatures                                                                             14


                     Independent Community Bankshares, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                           (Unaudited)
                                                                             June 30,     December 31,
                                                                               1998           1997
                                                                           ------------   ------------
Assets:
   Cash and due from banks                                                 $      7,276   $      6,129
   Interest-bearing balances in banks                                               123            456
   Temporary investments:
       Federal funds sold                                                             -          1,300
       Other money market investments                                             2,879            725
   Securities (fair value:  June 30, 1998,
     $ 60,970, December 31, 1997,
     $ 52,376 )                                                                  60,685         63,696
   Loans, net                                                                   112,042        103,253
   Bank premises and equipment, net                                               5,572          5,527
   Other assets                                                                   3,910          3,774
                                                                           ------------   ------------
         Total assets                                                      $    192,487   $    184,860
                                                                           ============   ============

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing                                                 $     27,783   $     26,603
      Interest bearing                                                          130,269        129,952
                                                                           ------------   ------------
           Total deposits                                                  $    158,052   $    156,555

  Federal funds purchased                                                  $      1,000   $          -
  Securities sold under agreements to
    Repurchase                                                                    2,818          3,048
  Federal Home Loan Bank advances                                                 7,000          2,800
  Other liabilities                                                               1,190            771
                                                                           ------------   ------------
          Total liabilities                                                $    170,060   $    163,174


Shareholders' Equity
  Common stock par value $5.00 per
   share, authorized 10,000,000 shares;
   issued and outstanding at June 30, 1998 - 1,812,594
   issued and outstanding at December 31, 1997 - 1,812,594                 $      9,063   $      9,063
  Capital surplus                                                                 1,948          1,948
  Retained earnings                                                              11,422         10,874
  Unrealized gain (loss) on securities
    available for sale, net                                                         (6)          (199)
                                                                           ------------   ------------
           Total shareholders' equity                                      $     22,427   $     21,686

Total liabilities and shareholders' equity                                 $    192,487   $    184,860
                                                                           ============   ============

                     Independent Community Bankshares, Inc.
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                     Unaudited                  Unaudited
                                               -------------------------------------------------
                                                 For the Six Months          For the Quarter
                                                   Ended June 30,             Ended June 30,
                                                  1998        1997           1998        1997
                                               ----------  ----------     ----------  ----------
Interest Income
  Interest and fees on loans                   $    4,952  $    4,333     $    2,530  $    2,195
  Interest on investment securities
     Taxable                                           49          67             22          31
     Exempt from federal income taxes                 320         335            157         174
  Interest on securities available for sale
     Taxable                                          889       1,090            405         592
     Exempt from federal income taxes                 328           -            172           -
     Dividends                                        107         140             61          71
  Interest on federal funds sold and other             85          97             68          40
                                               ----------  ----------     ----------  ----------
      Total interest income                    $    6,730  $    6,062     $    3,415  $    3,103

Interest expense
  Interest on deposits                         $    2,505  $    2,374     $    1,261  $    1,221
  Interest on FHLB advances                           133          95             95          45
  Interest on short-term borrowings                     9          55              4          31
                                               ----------  ----------     ----------  ----------
      Total interest expense                   $    2,647  $    2,524     $    1,360  $    1,297

      Net interest income                      $    4,083  $    3,538     $    2,055  $    1,806

Provision for loan losses                              90         116             45          61
                                               ----------  ----------     ----------  ----------

      Net interest income after
       provision for loan losses               $    3,993  $    3,422     $    2,010  $    1,745

Other Income
  Commissions and fees from fiduciary
    Activities                                 $      424  $       42     $      204  $       19
  Service charges on deposit accounts                 463         482            249         277
  Net gains (losses) on securities
     available for sale                              (52)         (7)           (40)        (10)
  Other operating income                              165           -            127           -
                                               ----------  ----------     ----------  ----------
       Total other income                      $    1,000  $      517     $      540  $      286

Other Expense
  Advertising                                  $       97     $    84     $       65  $       55
  Salaries and employee benefits                    1,757       1,263            886         620
  Net occupancy expense of premises                   381         270            217         138
  Other operating expenses                            924         687            496         414
                                               ----------  ----------     ----------  ----------
       Total other expense                     $    3,159  $    2,304     $    1,664  $    1,227

       Income before income taxes              $    1,834  $    1,635     $      886  $      804

       Income taxes                                   468         446            232         223

       Net income                              $    1,366  $    1,189     $      654  $       58
                                               ==========  ==========     ==========  ==========

Earnings per weighted average share:
  (1998 - 1,812,594
    1997 - 1,694,028 shares)
Net income per share                           $     0.75  $     0.70     $     0.32  $     0.34

Dividends per share                            $     0.30  $     0.20     $     0.15  $     0.11


See Accompanying Notes to Consolidated Financial Statements

                     Independent Community Bankshares, Inc.
            Consolidated Statement of Changes in Shareholders' Equity
                 For the Six Months Ended June 30, 1998 and 1997
                                 (In Thousands)
                                   (Unaudited)

                                                                           Accumulated
                                                                              Other
                                                   Common       Capital   Comprehensive  Retained    Comprehensive
                                                   Stock        Surplus      Income      Earnings       Income         Total
                                                 ----------   ----------   ----------   ----------    ----------    ----------
Balances - December 31, 1996                     $    4,299   $    1,411   $    (519)   $   12,817    $        -    $    8,008

Comprehensive Income
  Net income                                                                                 1,189         1,189         1,189
  Other comprehensive income
     net of tax                                                                                                -
  Unrealized loss on available for
     sale securities                                                                                          74
  Less:  Reclassification adjustment for
     gains realized in net income                                                                              2
                                                                                                      ----------

  Other comprehensive income, net of tax                                           76                         76            76
                                                                                                      ----------
  Total comprehensive income                                                                          $    1,265
                                                                                                      ==========
  Cash dividends                                                                             (174)                       (174)
  Acquisition of common stock                         (114)        (522)                                                 (636)
                                                 ----------   ----------   ----------   ----------                  ----------

Balances - June 30, 1997                         $    4,185   $      889   $    (443)   $   13,832                  $   18,463
                                                 ==========   ==========   ==========   ==========                  ==========


Balances - December 31, 1997                     $    9,063   $    1,948   $    (199)   $   10,874    $        -    $   21,686

Comprehensive Income
  Net income                                                                                 1,366         1,366         1,366
  Other comprehensive income
     net of tax                                                                                              193
  Unrealized loss on available for
     sale securities
  Less:  Reclassification adjustment for
     gains realized in net income
                                                                                                      ----------

  Other comprehensive income, net of tax                                          193                        193           193
                                                                                                      ----------
  Total comprehensive income                                                                          $    1,559
                                                                                                      ==========
  Cash dividends declared                                                                    (818)                       (818)
                                                 ----------   ----------   ----------   ----------                  ----------

Balances - June 30, 1998                         $    9,063   $    1,948   $      (6)   $   11,422                  $   22,427
                                                 ==========   ==========   ==========   ==========                  ==========

                     Independent Community Bankshares, Inc.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                           For the Six Months Ended
                                                                     ---------------------------------
                                                                       June 30,             June 30,
                                                                         1998                 1997
                                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $      1,366         $      1,189
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for loan losses                                                 90                  116
     Depreciation and amortization                                            282                  187
     Net (gains) losses on securities available for sale                       52                    7
     Discount accretion and premium amortization
       on securities, net                                                      99                   97
     Deferred taxes                                                          (23)                    -
     Net (gains) losses on sale of assets                                       -                   15
    (Increase) decrease in accrued interest receivable                       (27)                 (74)
    Decrease in prepaid income taxes                                          101                   78
    (Increase) in other assets                                              (199)                (175)
    Increase in accrued interest payable                                       71                   64
    Increase in other liabilities                                             230                (220)
                                                                     ------------         ------------
      Net cash provided by operating activities                      $      2,042         $      1,284

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and
     calls of investment securities                                  $      2,637         $        698
  Proceeds from maturity, principal paydowns and
     calls of securities available for sale                                 4,146                2,279
  Proceeds from sale of securities available
    for sale                                                                2,024                2,075
  Proceeds from sale of assets                                                  -                   37
  Purchase of investment securities                                             -              (1,889)
  Purchase of securities available for sale                               (5,655)             (15,815)
  Net (increase) in loans                                                 (8,878)              (2,377)
  Purchases of bank premises and equipment                                  (297)              (1,062)
                                                                     ------------         ------------
     Net cash (used in) investing activities                         $    (6,023)         $   (16,054)

CASH FLOWS FROM FINANCING ACTIVTIES
  Net increase in demand deposits, NOW accounts,
     and savings accounts                                            $        530         $      4,421
  Net increase in certificates of deposits                                    968                8,487
  Proceeds from Federal Home Loan Bank advances                             5,000                    -
  Increase in Federal Funds sold                                            1,000                    -
  Dividends declared                                                        (818)                (174)
  Acquisition of common stock                                                   -                (636)
  Payment on Federal Home Loan Bank advances                                (800)              (1,000)
  Increase (decrease) in securities sold under agreement to
     Repurchase                                                             (230)                1,314
                                                                     ------------         ------------
     Net cash provided by financing activities                       $      5,650         $     12,412

    Increase in cash and cash equivalents                            $      1,669         $    (2,358)
CASH AND CASH EQUIVALENTS
  Beginning                                                          $      8,609         $      9,919
                                                                     ============         ============

  Ending                                                             $     10,278         $      7,561
                                                                     ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                             2,434                2,460
    Income taxes                                                              505                  414

SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain (loss) on securities available
      for sale                                                                (9)                (672)

See Accompanying Note to Consolidated Financial Statements

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                 For the Six Months Ended June 30, 1998 and 1997


Note 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations and changes in cash flows for the three months ended June 30, 1998 and 1997. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1997. The results of operations for the six month periods ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

Note 2.    Securities

           Securities being held to maturity as of June 30, 1998 are summarized as follows:

                                    ------------------------------------------------------
                                                       Gross        Gross
                                     Amortized      Unrealized    Unrealized     Market
                                        Cost           Gains       (Losses)      Value
                                    ------------------------------------------------------
                                                      (in thousands)
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                      $     1,131    $         -   $       (1)   $     1,130

Obligations of states and
  Political subdivisions                 12,915            283             -        13,198

Mortgaged backed securities                 298              2             -           300
                                    ============   ===========   ===========   ===========
                                    $    14,344    $       285   $       (1)   $    14,628
                                    ============   ===========   ===========   ===========

       Securities available for sale as of June 30, 1998 are summarized below:

                                     ----------------------------------------------------------
                                                         Gross          Gross
                                       Amortized      Unrealized      Unrealized      Market
                                          Cost           Gains         (Losses)       Value
                                     ----------------------------------------------------------
                                                           (000's omitted)
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                       $       2,290    $         5   $        (7)   $      2,288

Corporate securities                         3,027             25              -          3,052

Obligations of states and
  Political subdivisions                    14,571            139              -         14,710

Mortgaged backed securities                 25,692             15          (185)         25,522

Other                                          770              -              -            770
                                     -------------   ------------   ------------   ------------
                                     $      46,350   $        184   $      (192)   $     46,342
                                     =============   ============   ============   ============

Note 3. The consolidated loan portfolio is composed of the following:

                                                    -------------------------------
                                                       June 30,        December 31,
                                                         1998              1997
                                                    -------------------------------
                                                         (000's omitted)
  Commercial, financial and agricultural             $   17,562        $   15,111


  Real estate construction                                4,363             3,798

  Real estate mortgage                                   82,875            76,590

  Installment loans to individuals                        8,308             8,738
                                                    -----------        -----------

Total loans                                             113,108           104,237

Less: Unearned income                                       (3)              (10)

           Allowance for loan losses                    (1,062)             (974)
                                                    -----------        -----------

Loans, net                                          $   112,043        $  103,253
                                                    ===========        ===========

ICBI had $252,000 in non-performing assets at June 30, 1998.

Note 4. The following is a summary of transactions in the reserve for loan losses:

                                                   -----------------------------
                                                     June 30,       December 31,
                                                       1998             1997
                                                   -----------------------------
                                                            (000's omitted)

Balance at January 1                               $       974     $      884

Provision charged to operating expense                      90            178
Recoveries added to the reserve                             22             40
Loan losses charged to the reserve                        (24)          (128)
                                                   -----------     ----------
Balance at the end of the period                   $     1,062     $      974
                                                   ===========     ==========

           The Company had no impaired loans at June 30, 1998 and December 31, 1997.

           Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $252,000 at June 30, 1998 and $243,000 at December 31, 1997. If
interest on these loans had been accrued, such income would have approximated $24,000 for the first six months of 1998 and $2,000 in 1997.

Note 5.    New Accounting Pronouncements

           In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This statement is effective for the Company's financial statement for the year ended December 31, 1998.

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivative on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivative would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.

           In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal use software costs once certain criteria are met. This SOP is not expected to have a material impact on the Company's financial statements.

           In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires the costs of start-up activities and organization costs to be expensed as incurred. This SOP is not expected to have a material impact on the Company's financial statements.

           Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Financial statements for prior periods have been restated as required.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Financial Summary

           Net income for the six months ended June 30, 1998, increased 14.9% to $1.4 million or $.75 per share compared to $1.2 million or $.70 per share for the first six months of 1997. Annualized returns on average assets and equity for the period ended June 30, 1998, were 1.45% and 12.32%, respectively, compared to 1.42% and 13.11% for the same period in 1997.

           The total assets of the Company increased to $192.5 million at June 30, 1998, compared to $184.9 million at December 31, 1997, representing an increase of $7.6 million or 4.1%. Total loans at June 30, 1998 was $112.0 million, an increase of $8.8 million from the December 31, 1997 balance of $103.3 million. The investment portfolio has decreased 4.9% to $60.7 million at June 30, 1998 compared to $63.7 million at December 31, 1997.

           Shareholders' equity at June 30, 1998, totaled $22.4 million, compared to $21.7 million at December 31, 1997. Book value per share of common stock on June 30, 1998 was $12.37 per share compared to $12.02 at December 31, 1997.

           Net Interest Income

           Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $4.0 million for the first six months of 1998 compared to $3.5 million for the same period in 1997. Net interest income was positively affected by a 28 basis point increase in the net interest margin from 4.85% at June 30, 1997 to 5.13% at June 30, 1998 and the increase in earning assets.

           Noninterest Income

           Service charges on deposit accounts for the first six months of 1998 totaled $463 thousand compared to $444 thousand for the same period in 1997, an increase of 4.3%. Commission and fees from fiduciary activities was $471 thousand at June 30, 1998 compared to $42 thousand at June 30, 1997. On August 1, 1997, the Company completed its acquisition of its second wholly owned subsidiary, The Tredegar Trust Company (Tredegar). Tredegar is an independent trust and investment management company which contributed 100% of the increase in commission and fees from fiduciary activities. This acquisition was accounted for using the purchase method of accounting. The Company's banking subsidiary opened a mortgage department in April 1998 which contributed $25 thousand to noninterest income in the second quarter of 1998. Otherwise the Company currently derives most of its other noninterest income from fees on deposit related products and sales of non deposit investment products.

           Noninterest Expense

           In support of the Company's continued growth, total noninterest expenses consisting of employee related costs, occupancy and other overhead totaled $3.2 million for the first six months of 1998, compared to $2.3 million for the same period in 1997, representing an increase of $900 thousand or 37.1%. Tredegar's operating expenses represent 54.1% of the increase in noninterest expense. Other increases in noninterest expense are attributable to the start up of the mortgage department and an increased branching network.

           Allowance for Loan Losses

           The allowance for loan losses at June 30, 1998 was $1.1 million. This is a $89 thousand increase from December 31, 1997. The current ratio of the allowance for loan losses to gross loans is .94%. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at June 30, 1998. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

           Capital Resources

           Shareholders' equity at June 30, 1998 was $22.4 million compared to $21.7 million on December 31, 1997. The retention of net income as well as the decrease in allowance for unrealized loss on securities available for sale have been contributing factors to growth in shareholders' equity. During the first quarter of 1997, the Company did purchase and retire 22,689 shares at a cost of $635,292.

           At June 30, 1998, the Company's tier 1 and total risk-based capital ratios were 18.6% and 19.6%, respectively, compared to 18.8% and 19.7% at December 31, 1997. The Company's leverage ratio was 11.3% at June 30, 1998, compared to a ratio of 11.8% at December 31, 1997. The Company's capital structure places it above the regulatory guidelines, as the Company maintains a strong capital base to take advantage of business opportunities while ensuring that it has the resources to protect against the risks inherent in its business.

           Year 2000

           The Company utilizes and is dependent upon data processing systems and hardware to conduct its business. The data processing systems include various software packages licensed to the Company by outside vendors and a mainframe processing system, which are run on in-house computer networks. All of these systems are vulnerable to the Year 2000 issue.

           In 1997 the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. Based on this assessment, the Company's mainframe, banking software and networks are currently Year 2000 compliant or currently in the process of being modified. Testing is scheduled for the third and fourth quarter of 1998 to confirm this compliance. For certain other systems, the Company has replaced or modified certain pieces of hardware and/or software so that the systems will properly function in the year 2000. The Company anticipates replacing and/or modifying other systems specifically identified which are deemed not to be year 2000 compliant. For systems that the Company relies on third party vendors, these vendors have been contacted and have indicated that the hardware and/or software will be Year 2000 compliant.

           The Company has also initiated formal communications with all significant loan customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue. Based on these initial communications, the Company believes that exposure to significant loan customers not being Year 2000 compliant is minimal. The Company has also developed a plan to formally communicate on a regular basis to its deposit customers about its Year 2000 readiness. The depositor notification plan begins in the third quarter of 1998 and continues through 1999. The Company plans to complete the majority of the Year 2000 project by December 31, 1998. To date, the Company has expensed approximately $75,000 related to the assessment of, and efforts in connection with the Year 2000 issue. Remaining expenditures are not expected to have a material effect on the Company's consolidated financial statements.

           The cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third party vendors to correct their software and hardware, the ability of significant customers to remedy their Year 2000 issues, and similar uncertainties.

           Forward-looking Statements

           Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, changing trends in customer profiles and changes in laws and regulations applicable to the
           Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Part II.   Other Information

           Item 1.    Legal proceedings

                      None

           Item 2.    Change in securities.

                      None

           Item 3.    Defaults upon senior securities

                      None

           Item 4.    Submission of matters to a vote of security holders.

                      The Company's Annual Meeting of Shareholders was held Wednesday, April 22, 1998 in Middleburg, Virginia. The shareholders were asked to elect 14 directors to serve for terms of one year each, to approve the Company's 1997 Stock Option Plan and to ratify the appointment of the firm of Yount, Hyde & Barbour, PC as independent auditors for the Company for the fiscal year ending December 31, 1998.

                      The votes cast for, against or withheld for the election of directors were as follows:

                                Name                      For          Against       Withheld
                      Howard M. Armfield               1,381,489          0             0
                      Joseph L. Boling                 1,381,089         400            0
                      Childs Frick Burden              1,381,489          0             0
                      J. Lynn Cornwell, Jr.            1,381,489          0             0
                      William F. Curtis                1,381,489          0             0
                      F. E. Deacon, III                1,377,339        4,150           0
                      George A. Horkan, Jr.            1,381,489          0             0
                      C. Oliver Iselin, III            1,381,489          0             0
                      William S. Leach                 1,381,489          0             0
                      Thomas W. Nalls                  1,381,489          0             0
                      John C. Palmer                   1,381,489          0             0
                      John Sherman                     1,381,489          0             0
                      Millicent W. West                1,381,489          0             0
                      Edward T. Wright                 1,381,489          0             0

                      The votes cast for, against or withheld for the remaining items were as follows:

                                   Item                        For           Against       Abstentions
                      1997 Stock Option Plan                1,343,387        21,390          20,862

                      Independent Auditors -                1,382,989             0           2,650
                      Yount, Hyde, & Barbour, P.C.

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


                                          INDEPENDENT COMMUNITY BANKSHARES, INC.
                                                  (Registrant)



       Date: August 14, 1998              /s/ Joseph L. Boling
            --------------------          -------------------------------------
                                          Joseph L. Boling,
                                          Chairman of the Board & CEO



       Date: August 14, 1998              /s/ Alice P. Frazier
            --------------------          -------------------------------------
                                          Alice P. Frazier,
                                          Senior Vice President & CFO