Form 10QSB
period 1998-09-30
INDEPENDENT COMMUNITY BANKSHARES INC
filed 1998-11-17
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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

          1,778,994 shares of common stock, par value $5.00 per share, outstanding as of November 13, 1998

         * This Form 10-QSB also covers 276,600 Contractual Rights to Contingent Merger Consideration, which are registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on June 27, 1997.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.


                                      INDEX

Part I.    Financial Information                                                                      Page No.
           Item 1.    Financial Statements

                           Consolidated Balance Sheets                                                    3

                           Consolidated Statements of Income                                              4

                           Consolidated Statements of Changes in Shareholders' Equity                     5

                           Consolidated Statements of Cash Flows                                          6

                           Notes to Consolidated Financial Statements                                     7

           Item 2.    Management's Discussion and Analysis of Results of
                      Operation and Financial Condition                                                  11


Part II.   Other Information

           Item 1.    Legal Proceedings                                                                  15
           Item 2.    Change in securities                                                               15
           Item 3.    Defaults upon senior securities                                                    15
           Item 4.    Submission of Matters to a Vote of Security Holders                                15
           Item 5.    Other information                                                                  15
           Item 6.    Exhibits and Reports on Form 8-K                                                   15

           Signatures                                                                                    16

                         Part I. Financial Information

Item 1.      FINANCIAL STATEMENTS

                     Independent Community Bankshares, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                               (Unaudited)
                                                                               September 30          December 31,
                                                                                   1998                  1997
                                                                            -----------------    ------------------
Assets:
   Cash and due from banks                                                          $   7,191            $    6,129
   Interest-bearing balances in banks                                                      73                   456
   Temporary investments:
       Federal funds sold                                                               6,000                 1,300

       Other money market investments                                                   2,821                   725

   Securities (fair value:  September 30, 1998,
     $58,700, December 31, 1997, $52,376)                                              58,304                63,696
   Loans, net                                                                         116,048               103,253

   Bank premises and equipment, net                                                     5,560                 5,527

   Other assets                                                                         3,799                 3,774
                                                                            -----------------    ------------------

         Total assets                                                               $ 199,796            $  184,860
                                                                            =================    ==================

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing                                                          $  33,640            $   26,603
      Interest bearing                                                                133,866               129,952
                                                                            -----------------    ------------------
           Total deposits                                                           $ 167,506            $  156,555

  Federal funds purchased                                                           $       -            $        -
  Securities sold under agreements to
    repurchase                                                                          3,497                 3,048

  Federal Home Loan Bank advances                                                       5,000                 2,800

  Other liabilities                                                                     1,359                   771
                                                                             -----------------    ------------------
          Total liabilities                                                         $ 177,362            $  163,174

Shareholders' Equity
  Common stock par value $5.00 per
   share, authorized 10,000,000 shares;
   issued and outstanding at September 30, 1998 - 1,778,994
   issued and outstanding at December 31, 1997 - 1,812,594                          $   8,895            $    9,063
  Capital surplus                                                                       1,293                 1,948

  Retained earnings                                                                    11,910                10,874

  Unrealized gain (loss) on securities
    available for sale, net                                                               336                 (199)
                                                                            -----------------    ------------------
           Total shareholders' equity                                               $  22,434            $   21,686

Total liabilities and shareholders' equity                                          $ 199,796            $  184,860
                                                                            =================    ==================



See Accompanying Notes to Consolidated Financial Statements.

                     Independent Community Bankshares, Inc.
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                      Unaudited                             Unaudited
                                                           --------------------------------    ---------------------------------
                                                                 For the Nine Months                     For the Quarter
                                                                 Ended September 30,                   Ended September 30,
                                                               1998             1997                1998               1997
                                                           --------------   ---------------    --------------     --------------
Interest Income
  Interest and fees on loans                               $     7,505      $     6,544        $     2,553        $     2,211
  Interest on investment securities
     Taxable                                                        61               98                 12                 31
     Exempt from federal income taxes                              470              513                150                178
  Interest on securities available for sale
     Taxable                                                     1,266            1,788                377                698
     Exempt from federal income taxes                              513                5                185                  -
     Dividends                                                     189              220                 82                 80
  Interest on federal funds sold and other                         190              124                105                 27
                                                           ---------------  ---------------    --------------     --------------
      Total interest income                                $    10,194      $     9,292        $     3,464        $     3,225

Interest expense
  Interest on deposits                                     $     3,780      $     3,646        $     1,275        $     1,272
  Interest on FHLB advances                                        207              132                 74                 37
  Interest on short-term borrowings                                  9               89                  -                 34
                                                           ---------------  ---------------    --------------     --------------
      Total interest expense                               $     3,996      $     3,867        $     1,349        $     1,343

      Net interest income                                  $     6,198      $     5,425        $     2,115        $     1,882

Provision for loan losses                                          135              178                 45                 62
                                                           ---------------  ---------------    --------------     --------------

      Net interest income after provision for loan
       losses                                              $     6,063      $     5,247        $     2,070        $     1,820

Other Income
  Commissions and fees from fiduciary
    Activities                                             $       615      $       172        $       191        $       130
  Service charges on deposit accounts                              685              658                222                214
  Net gains (losses) on securities available for sale             (64)             (29)               (12)               (22)
  Other operating income                                           274              113                110                 75
                                                           ---------------  ---------------    --------------     --------------
       Total other income                                  $     1,511      $       914        $       511        $       397

Other Expense
  Advertising                                              $       153      $       106        $        56        $        22
  Salaries and employee benefits                                 2,738            2,023                981                760
  Net occupancy expense of premises                                614              407                233                137
  Other operating expenses                                       1,320            1,013                396                326
                                                           ---------------  ---------------    --------------     --------------
       Total other expense                                 $     4,825      $     3,549        $     1,666        $     1,245

       Income before income taxes                          $     2,749      $     2,612        $       915        $       972

       Income taxes                                                627              706                159                260

       Net income                                          $     2,122      $     1,906        $       756        $       712
                                                           ===============  ================   ==============     ==============

Earnings per weighted average share:
  (1998 - 1,810,748; 1997 - 1,694,028 average shares)
Net income per share                                       $      1.17      $      1.13        $      0.42        $      0.42
Dividends per share                                        $      0.45      $      0.20        $      0.15        $      0.23


See Accompanying Notes to Consolidated Financial Statements.

                     Independent Community Bankshares, Inc.
            Consolidated Statement of Changes in Shareholders' Equity
              For the Nine Months Ended September 30, 1998 and 1997
                                 (In Thousands)
                                   (Unaudited)

                                                                      Accumulated
                                                                         Other
                                            Common        Capital     Comprehensive   Retained     Comprehensive
                                            Stock         Surplus        Income       Earnings         Income       Total
                                          ----------    -----------  --------------  -----------   --------------  --------
Balances - December 31, 1996                 $ 4,299        $ 1,411        $  (519)     $ 12,817         $      -  $ 18,008

Comprehensive Income
  Net income                                                                               1,906            1,906     1,906

  Other comprehensive income net of tax                                                                       275
  Unrealized loss on available for
     sale securities                                                                                            -

  Less:  Reclassification adjustment
     for gains realized in net income                                                                           -
                                                                                                   --------------

  Other comprehensive income, net of tax                                        275                           275       275
                                                                                                   --------------
  Total comprehensive income                                                                             $  2,181
                                                                                                   ==============
  Cash dividends                                                                           (367)                      (367)
  Acquisition of common stock                  (114)          (522)                                                   (636)
  Issuance of common stock                       346          1,590                                                   1,936
                                          ----------    -----------  --------------  -----------                   --------

Balances - September 30, 1997                $ 4,531        $ 2,479        $  (244)     $ 14,356                   $ 21,122
                                          ==========    ===========  ==============  ===========                   ========


Balances - December 31, 1997                 $ 9,063        $ 1,948        $  (199)     $ 10,874         $      -  $ 21,686


Comprehensive Income
  Net income                                                                               2,122            2,122     2,122

  Other comprehensive income net of tax                                                                       535
  Unrealized loss on available for
     sale securities                                                                                            -
  Less:  Reclassification adjustment for
     gains realized in net income                                                                               -
                                                                                                   --------------

  Other comprehensive income, net of tax                                        535                           535       535
                                                                                                   --------------
  Total comprehensive income                                                                             $  2,657
                                                                                                   ==============
  Cash dividends declared                                                                (1,086)                    (1,086)
  Acquisition of common stock                  (168)          (655)                                                   (823)
                                          ----------    -----------  --------------  -----------                   --------

Balances - September 30, 1998                $ 8,895        $ 1,293        $    336     $ 11,910                   $ 22,434
                                          ==========    ===========  ==============  ===========                   ========

See Accompanying Notes to Consolidated Financial Statements.

                     Independent Community Bankshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                                     For the Nine Months Ended
                                                                                  --------------------------------
                                                                                  September 30,    September 30,
                                                                                       1998             1997
                                                                                  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                           $   2,122        $   1,906
  Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                               128              134
     Depreciation and amortization                                                           174              299
     Net losses on securities available for sale                                              64               29
     Discount accretion and premium amortization on securities, net                          159              152
     Deferred taxes                                                                         (15)                -
     Net losses on sale of assets                                                              -               15
    (Increase) in accrued interest receivable                                               (12)            (111)
    Decrease in prepaid income taxes                                                          62               78
    (Increase) in other assets                                                              (83)          (1,298)
    Increase in accrued interest payable                                                      32               68
    Increase (decrease) in other liabilities                                                 258            (135)
                                                                                  --------------   --------------
      Net cash provided by operating activities                                        $   2,889        $   1,137

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and calls of investment securities        $   3,024        $   1,387
  Proceeds from maturity, principal paydowns and calls of securities available             6,639            3,381
    for sale
  Proceeds from sale of securities available for sale                                      2,311           15,313
  Proceeds from sale of assets                                                                 -               37
  Purchase of investment securities                                                            -          (1,889)
  Purchase of securities available for sale                                              (5,995)         (30,977)
  Net (increase) in loans                                                               (12,922)          (2,590)
  Purchases of bank premises and equipment                                                 (162)          (1,148)
                                                                                  --------------   --------------
     Net cash (used in) investing activities                                           $ (7,105)        $(16,486)

CASH FLOWS FROM FINANCING ACTIVTIES
  Net increase in demand deposits, NOW accounts, and savings accounts                  $  12,888        $   2,969
  Net (decrease) increase in certificates of deposits                                    (1,936)            7,411
  Proceeds from Federal Home Loan Bank advances                                            5,000            1,900
  Increase in Federal Funds sold                                                               -                -
  Dividends declared                                                                     (1,086)            (367)
  Acquisition of common stock                                                              (823)            (636)
  Issuance of common stock                                                                     -            1,936
  Payment on Federal Home Loan Bank advances                                             (2,800)          (2,000)
  Increase in securities sold under agreement to repurchase                                  449            1,598
                                                                                  --------------   --------------
     Net cash provided by financing activities                                         $  11,692        $  12,811

    Increase in cash and cash equivalents                                              $   7,476        $ (2,538)

CASH AND CASH EQUIVALENTS
  Beginning                                                                            $   8,609        $   9,919
                                                                                  ==============   ==============
  Ending                                                                               $  16,085        $   7,381
                                                                                  ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                                            2,434            3,577
    Income taxes                                                                             505              684

SUPPLEMENTAL DISCLOSURES FOR NON-CASH INVESTING AND
   FINANCING ACTIVITIES
   Unrealized gain (loss) on securities available for sale                                   (9)            (416)

See Accompanying Note to Consolidated Financial Statements

                     Independent Community Bankshares, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
              For the Nine Months Ended September 30, 1998 and 1997


Note 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations and changes in cash flows for the three months ended September 30, 1998 and 1997. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1997. The results of operations for the nine month periods ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

Note 2.    Securities

           Securities being held to maturity as of September 30, 1998 are summarized as follows:

                                      --------------------------------------------------------------------
                                                           Gross             Gross
                                        Amortized       Unrealized        Unrealized          Market
                                           Cost            Gains           (Losses)            Value
                                      --------------------------------------------------------------------
                                                                (in thousands)
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                            $   503         $     3           $     -          $     506

Obligations of states and
  political subdivisions                   12,582             395                 -             12,977

Mortgaged backed securities                   232             (1)                 -                231
                                      =============== ================ ================== ================
                                          $13,317         $   397           $     -           $ 13,714
                                      =============== ================ ================== ================

           Securities available for sale as of September 30, 1998 are summarized below:

                                      --------------------------------------------------------------------
                                                           Gross             Gross
                                        Amortized       Unrealized        Unrealized          Market
                                           Cost            Gains           (Losses)            Value
                                      --------------------------------------------------------------------
                                                                (in thousands)
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                           $   2,740          $    17           $     -       $   2,757

Corporate securities                         2,840               18                 -           2,858

Obligations of states and
  Political subdivisions                    14,572              521                 -          15,093

Mortgaged backed securities                 23,555               28              (75)          23,508

Other                                          770                -                 -             770
                                      --------------- ---------------- ------------------ ---------------
                                         $  44,477          $   584           $  (75)        $ 44,986
                                      =============== ================ ================== ================

Note 3.    The consolidated loan portfolio is composed of the following:

                                                       -----------------------------------
                                                         September 30,      December 31,
                                                             1998               1997
                                                       -----------------------------------
                                                                (in thousands)
Commercial, financial and agricultural                   $   16,896         $  15,111

Real estate construction                                      4,116             3,798

Real estate mortgage                                         87,818            76,590

Installment loans to individuals                              8,321             8,738
                                                       ----------------  -----------------

Total loans                                                 117,151           104,237

Less: Unearned income                                           (1)              (10)

           Allowance for loan losses                        (1,102)             (974)
                                                       ----------------  -----------------

Loans, net                                               $  116,048         $ 103,253
                                                       ================  =================

           The Company had $265,103 in non-performing assets at September 30, 1998.

Note 4. The following is a summary of transactions in the reserve for loan losses:

                                                    --------------------------------------
                                                       September 30,        December 31,
                                                           1998                 1997
                                                    --------------------------------------
                                                                (in thousands)

Balance at January 1                                          $    974           $     884
Provision charged to operating expense                             135                 178
Recoveries added to the reserve                                     30                  40
Loan losses charged to the reserve                                (37)               (128)
                                                    ------------------   -----------------
Balance at the end of the period                              $  1,102           $     974
                                                    ==================   =================

           Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $265,000 at September 30, 1998 and $243,000 at December 31, 1997. If interest on these loans had been accrued, such income would have approximated $29,000 for the first nine months of 1998 and $2,000 in 1997.


Note 5.    New Accounting Pronouncements

           In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This statement is effective for the Company's financial statements for the year ended December 31, 1998.

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.

           In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal use software costs once certain criteria are met. This SOP is not expected to have a material impact on the Company's financial statements.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Financial Summary

           Net income for the nine months ended September 30, 1998 increased 11.3% to $2.1 million or $1.16 per diluted share compared to $1.9 million or $1.11 per diluted share for the first nine months of 1997. Annualized returns on average assets and equity for the period ended September 30, 1998 were 1.48% and 12.67%, respectively, compared to 1.47% and 13.52% for the same period in 1997.

           The total assets of Independent Community Bankshares, Inc. (the "Company") increased to $199.8 million at September 30, 1998 compared to $184.9 million at December 31, 1997, representing an increase of $14.9 million or 8%. Total loans at September 30, 1998 were $116 million, an increase of $12.7 million from the December 31, 1997 balance of $103.3 million. Strong loan demand and an expanded branch network have been contributing factors to the loan growth in the first nine months of 1998. The loan portfolio has decreased 8.5% to $58.3 million at September 30, 1998 compared to $63.7 million at December 31, 1998. Funds from matured investments were either used to reduce outstanding Federal Home Loan Bank advances or placed in money market investments for future investments. Deposits increased to $167.5 million at September 30, 1998 compared to $156.6 million at December 31, 1997, representing an increase of $10.9 million or 7%.

           Shareholders' equity at September 30, 1998 totaled $22.4 million compared to $21.7 million at December 31, 1997. During the third quarter, the Company retired 33,600 shares of outstanding stock resulting in a decrease in common stock par value of $168 thousand and capital surplus of $655 thousand. Book value per common share on September 30, 1998 was $12.61 per share compared to $12.02 at December 31, 1997.

           Net Interest Income

           Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $6.2 million for the first nine months of 1998 compared to $5.4 million for the same period in 1997. Net interest income has been positively affected by a 25 basis point increase in the net interest margin from 4.86% at September 30, 1997 to 5.11% at September 30, 1998 as well as an 11.35% increase in interest bearing assets.

           Noninterest Income

           Service charges on deposit accounts for the first nine months of 1998 totaled $685 thousand compared to $658 thousand for the same period in 1997, an increase of 4%. Commission and fees from fiduciary activities were $615 thousand at September 30, 1998 compared to $172 thousand at September 30, 1997. Non-deposit investment sales and mortgage originations within The Middleburg Bank, the Company's banking subsidiary (the "Bank"), account for a majority of the increase in other operating income.

           Noninterest Expense

           In support of the Company's continued growth, total noninterest expense consisting of employee related costs, occupancy and other overhead totaled $4.8 million for the first nine months of 1998 compared to $3.5 million for the same period of 1997, representing an increase of $1.3 million or 37%. On August 1, 1997, the Company acquired The Tredegar Trust Company, its trust and investment management subsidiary ("Tredegar"). On an adjusted basis, which excludes Tredegar for the first seven months in 1998, noninterest expense increased $700 thousand or 19.8% for the first nine months of 1998. Other increases are attributable to the start up of the mortgage origination department in the Bank.

           Allowance for Loan Losses

           The allowance for loan losses at September 30, 1998 was $1.1 million, representing an increase of $128 thousand or 13% from December 31, 1997. The current ratio of the allowance for loan losses to gross loans is .94%. Management believes that the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at September 30, 1998. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have material impact beyond what has been reserved.

           Capital Resources

           Shareholders' equity at September 30, 1998 was $22.4 million compared to $21.7 million at December 31, 1997. The retention of net income as well as an increase in the allowance for unrealized gains on securities available for sale have been contributing factors to the growth in shareholders' equity. During the third quarter, the Company retired 33,600 shares of outstanding stock, resulting in a decrease in common stock par value of $168 thousand and capital surplus of $655 thousand.

           At September 30, 1998 the Company's tier 1 and total risk-based capital ratios were 17.6% and 18.5%, respectively, compared to 18.8% and 19.7% at December 31, 1997. The Company's leverage ratio was 11.0% at September 30, 1998 compared to a ratio of 11.8% at December 31, 1997. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has resources to protect against the risks inherent in its business.

           Year 2000

           In recent months, there has been increasing public awareness and attention paid to the year 2000 problem, which stems from the inability of certain computerized devices (hardware, software and equipment) to process year-dates properly after 1999. Leap years and other dates may be included as related to the year 2000 problems. Affected devices may fail or malfunction unless repaired or replaced. Although the actual magnitude and effect of the issue cannot be reasonably determined in advance, the Company has given it high priority.

           The Company began its analysis of the possible implications to the Company of the year 2000 problem and the development of a plan to prevent the problem from adversely affecting its operations in 1997. The Company's year 2000 plans are subject to guidelines promulgated by the Federal Financial Institutions Examination Council ("FFIEC"). The Federal Reserve Bank of Richmond periodically measures the status of the Company's plans and progress, as outlined in the FFIEC guidelines.

           The plan as adopted and refined by the Company to handle year 2000 issues can be divided into two principal areas:

           (1) Resolution of the internal aspects of the year 2000 problem. The focus of this area includes the effects of the year 2000 problem on the Company's technology, including computer hardware and software systems. The Company's internal technology plan includes (a) locating, listing and prioritizing the specific technology that is potentially subject to the year 2000 problem (referred to as the "inventory" phase), (b) assessing the actual exposure of such technology to the year 2000 problem by inquiry, research, testing and other means (the "assessment" phase), (c) selecting the method necessary to resolve the year 2000 problems that were identified, including replacement, upgrade, repair or abandonment and implementing the selected resolution method (the "remediation" phase), and (d) testing the remediated or converted technology to determine the efficacy of the resolutions (the "testing" phase).

           (2) Determination and control of the external aspects of the year 2000 problem. The focus of this area includes (a) assessing the potential for credit and liquidity problems within the Company as a result of the investments of, loans to and deposits from our important customers as well as the risk of possible business interruption by relying on vendors of goods and services due to year 2000 problems affecting their technology or business, and (b) developing contingency plans to address failures by external parties to remediate fully any year 2000 problems that are material to the Company. Assessment of external parties is accomplished by written and verbal inquiry, and by research to the extent that reliable information is available.

           The Company expects to have substantially completed both the internal and external plans by December 31, 1998 and to further test its computer systems during 1999 to confirm compliance with year 2000 data processing standards. The Company considers its current state of readiness in addressing the year 2000 problem to be adequate and fully expects to meet the timetable. The total cost of remediation and testing is estimated to be between $250 thousand and $350 thousand, with a majority of the costs being incurred during 1998. This estimate includes some costs, such as the purchase of computer hardware and software that qualifies as a depreciable or amortizable assets for accounting purposes, with the related depreciation or amortization recognized over the estimated lives of the related assets. However, the majority of the costs will be expensed as incurred. Through September 30, 1998, the Company had incurred approximately $105 thousand in noninterest expense associated with the year 2000 problem.

           The Company is in the process of developing its contingency plans for areas deemed "mission critical" for continual operation. The contingency plan considers the likelihood of problem occurrences based on test results. The Company's contingency plan addresses operational issues, including communication links with other entities and the utility and availability of alternative sources among key vendor relationships. The Company anticipates completing its contingency plan throughout 1998 and 1999 with constant monitoring of the status of each item.

           At this time, the Company believes that the most likely worst case year 2000 scenario would not have a material effect on the Company's results of operations, liquidity and financial condition for the year ending December 31, 2000. The Company does not foresee a material loss of revenue due to the year 2000 problem. The Company's contingency plan, however, is based on assessments of the likelihood of a problematic occurrence; the Company believes that no entity can address the virtually unlimited possible circumstances relating to year 2000 issues, including risks outside of the Company's primary marketplace of Loudoun County, Virginia. While unlikely, it is acknowledged that the failure of the Company to successfully implement its year 2000 plan, including modifications and conversions, or to adequately assess the likelihood of various events relating to the year 2000 issue, could have a material adverse effect on the Company's results of operations and financial condition.

           The cost of the project and the date on which the Company plans to complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third party vendors to correct their software and hardware, the ability of significant customers to remedy their year 2000 issues and similar uncertainties.

           Forward-Looking Statements

           Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

                           Part II. Other Information

Item 1.    Legal proceedings

           None

Item 2.    Change in securities.

           None

Item 3.    Defaults upon senior securities

           None

Item 4.    Submission of matters to a vote of security holders.

           None

Item 5.    Other Information.

           None

Item 6.    Exhibits and Reports on Form 8-K

           a)     Exhibits

                  27       Financial Data Schedule (filed electronically only)

           b)     Reports on Form 8-K -- None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INDEPENDENT COMMUNITY BANKSHARES, INC.
                                                  (Registrant)


Date: November 13, 1998                   /s/ Joseph L. Boling
                                          --------------------------------------
                                          Joseph L. Boling
                                          Chairman of the Board & CEO


Date: November 13, 1998                   /s/ Alice P. Frazier
                                          --------------------------------------
                                          Alice P. Frazier
                                          Senior Vice President & CFO