Form 10KSB
period 1998-12-31
INDEPENDENT COMMUNITY BANKSHARES INC
filed 1999-03-30
CIK 914138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission file number 0-24159

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
      Title of Each Class                              on Which Registered

              None                                             n/a

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $5.00 per share
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                             Yes   X    No
                                                                 -----     -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's gross income for its most recent fiscal year was $15,953,000.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the closing bid and asked prices of such stock as of March 22, 1999 was approximately $24,946,808. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of outstanding shares of Common Stock as of March 22, 1999 was 1,778,994.

         (This report also covers 276,600 Contractual Rights to Contingent Merger Consideration, which are registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on June 27, 1997.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 1999 Annual Meeting of Shareholders - Part III

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

ITEM 1.  DESCRIPTION OF BUSINESS............................................ 4

ITEM 2.  DESCRIPTION OF PROPERTY............................................ 9

ITEM 3.  LEGAL PROCEEDINGS.................................................. 10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS.............................................. 10

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.............................................. 10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION............................... 11

ITEM 7.  FINANCIAL STATEMENTS............................................... 33

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE........................... 33

                                    PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION
           16(a) OF THE EXCHANGE ACT........................................ 33

ITEM 10. EXECUTIVE COMPENSATION............................................. 34

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT............................................ 34

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 34

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K............................. 34

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

         The local community that is served by the Bank is defined as Western Loudoun County. Loudoun County is in Northwestern Virginia and included in the Washington-Baltimore Metropolitan statistical area, the fourth largest market in the United States. Loudoun County's population is approximately 150,000 with slightly over one-third of the population located in the markets served by the Bank and Tredegar. The local economy is driven by service industries requiring a higher skill level, self-employed individuals, the equine industry and the independently wealthy. Tredegar serves primarily the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan as well as Loudoun County. However, Tredegar does have customers outside of its primary market. Richmond is the state capital of Virginia and is home to over 20 Fortune 500 Companies. The greater Richmond area has a population in excess of 800,000 people.

         The Company, through its subsidiaries, offers a wide range of banking, fiduciary and investment management services available to both individuals and small businesses. The banking services include various types of checking and savings deposit accounts, and the making of business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans. Also, the Bank offers ATM's at all locations, internet banking, travelers' checks, money orders, safe deposit rentals, collections, notary public, wire services and other traditional bank services to its customers. Tredegar provides a variety of investment management and fiduciary services including trust and estate settlement. Tredegar can also serve as escrow agent, attorney-in-fact, guardian of property or trustee of an IRA.

         The Bank has one wholly owned subsidiary, Middleburg Bank Service Corporation, which is incorporated under the laws of the Commonwealth of Virginia. Middleburg Bank Service Corporation is a partner in a limited liability company, Bankers Title Shenandoah, LLC, which sells title insurance to its members.

         As of December 31, 1998, ICBI had a total of 76 full time equivalent employees. The Company considers relations with its employees to be excellent. The Company's employees are not represented by a collective bargaining unit.

Competition

         ICBI faces significant competition both in making loans and in attracting deposits. Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders. Its most direct competition for deposits has historically come from savings and loan associations and savings banks, commercial banks, credit unions and other financial institutions. Based upon total assets at June 30, 1998, ICBI is the second largest banking organization operating in Loudoun County, Virginia. ICBI may face an increase in competition, as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. ICBI also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

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

Supervision and Regulation

         Banks and their holding companies are extensively regulated. ICBI is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Virginia State Corporation Commission (the "SCC"). ICBI's sole bank subsidiary is the Bank, a Virginia chartered bank that is subject to supervision and regulation by the Federal Reserve and the SCC. Tredegar is a Virginia chartered trust company regulated by the SCC and the Federal Reserve.

         The regulatory discussion is divided into two major subject areas, each of which has three subsections. First, the discussion addresses the general regulatory considerations governing holding companies and focuses on the primary regulatory considerations applicable to ICBI as a bank holding company. Second, the discussion addresses the general regulatory provisions governing financial institutions and focuses on the regulatory considerations of the Bank and Tredegar.

         The discussion below is only a summary of the principal laws and regulations that comprise the regulatory framework. The descriptions of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations.

Bank Holding Companies

         General. The Federal Reserve has jurisdiction under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHC Act generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

         Formerly the BHC Act prohibited the Federal Reserve from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted, unless such an acquisition was authorized by statute of the state where the bank whose shares were to be acquired was located. However, under federal legislation enacted in 1994, the restriction on interstate acquisitions was abolished, effective September 1995. A bank holding company from any state now may acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Effective June 1, 1997, banks were able to branch across state lines by acquisition, merger or de novo (unless state law would permit such interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such interstate branching.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries that are designed to reduce potential loss exposure to the depositors of the depository institutions and to the Federal Deposit Insurance Corporation ("FDIC") insurance fund. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Bank Insurance Fund ("BIF"). The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         Banking laws also provide that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of any bank subsidiaries.

         Regulatory Capital Requirements. All financial institutions are required to maintain minimum levels of regulatory capital. The federal bank regulatory agencies have established substantially similar risked based and leverage capital standards for financial institutions they regulate. These regulatory agencies also may impose capital requirements in excess of these standards on a case-by-case basis for various reasons, including financial condition or actual or anticipated growth. Under the risk-based capital requirements of these regulatory agencies, ICBI is required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital" which consists principally of common and certain qualifying preferred stockholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt
(including  certain  hybrid  capital  instruments)  and a limited  amount of the general loan loss allowance. Based upon the applicable Federal Reserve regulations, at December 31, 1998, ICBI would be considered "well capitalized."

         In addition, the federal regulatory agencies have established a minimum leverage capital ratio (Tier 1 capital to tangible assets). These guidelines provide for a minimum leverage capital ratio of 3% for banks and their respective holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above that minimum. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         Each federal regulatory agency is required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Federal Reserve and the FDIC have jointly solicited comments on a proposed framework for implementing the interest rate risk component of the risk-based capital guidelines. Under the proposal, an institution's assets, liabilities, and off-balance sheet positions would be weighed by risk factors that approximate the instruments' price sensitivity to a 100 basis point change in interest rates. Institutions with interest rate risk exposure in excess of a threshold level would be required to hold additional capital proportional to that risk. In 1994, the federal bank regulatory agencies solicited comments on a proposed revision to the risk-based capital guidelines to take account of concentration of credit risk and the risk of nontraditional activities. The revision proposed to amend each agency's risk-based capital standards by explicitly identifying concentration of credit risk and the risk arising from nontraditional activities, as well as an institution's ability to manage those risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The proposal was adopted as a final rule by the federal bank regulatory agencies and subsequently became effective on January 17, 1995. ICBI does not expect the final rule to have a material impact on its capital requirements; however, the federal regulatory agencies may, as an integral part of their examination process, require ICBI to provide additional capital based on such agency's judgments of information available at the time of examination.

         Limits on Dividends and Other Payments. Certain state law restrictions are imposed on distributions of dividends to shareholders of ICBI. ICBI shareholders are entitled to receive dividends as declared by the ICBI Board of Directors. However, no such distribution may be made if, after giving effect to the distribution, it would not be able to pay its debts as they became due in the usual course of business or its total assets would be less than its total liabilities. There are similar restrictions with respect to stock repurchases and redemptions.

         The Bank is subject to legal limitations on capital distributions including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the statute). For all state member banks of the Federal Reserve seeking to pay dividends, the prior approval of the applicable Federal Reserve Bank is required if the total of all dividends declared in any calendar year will exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years.

         Federal law also generally prohibits a depository institution from making any capital distribution (including payment of a dividend or payment of a management fee to its holding company) if the depository institution would thereafter fail to maintain capital above regulatory minimums. Federal Reserve Banks are also authorized to limit the payment of dividends by any state member bank if such payment may be deemed to constitute an unsafe or unsound practice. In addition, under Virginia law no dividend may be declared or paid that would impair a Virginia chartered bank's paid-in capital. The SCC has general authority to prohibit payment of dividends by a Virginia chartered bank if it determines that the limitation is in the public interest and is necessary to ensure the bank's financial soundness.

The Bank

         General. In addition to the regulatory provisions regarding holding companies addressed above, the Bank is subject to extensive regulation as well. The following discussion addresses certain primary regulatory considerations affecting the Bank.

         The Bank is regulated extensively under both federal and state law. The Bank is organized as a Virginia chartered banking corporation and is regulated and supervised by the Bureau of Financial Institutions of the SCC. As a member of the Federal Reserve System as well, the Bank is regulated and supervised by the Federal Reserve Bank of Richmond. The SCC and the Federal Reserve Bank of Richmond conduct regular examinations of the Bank, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of their operations. In addition to these regular examinations, the Bank must furnish the SCC and the Federal Reserve with periodic reports containing a full and accurate statement of its affairs. Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors rather than shareholders.

         Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank's deposits are insured up to $100,000 per insured depositor (as defined by law and regulation) through the BIF. The BIF is administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by BIF-insured institutions. The actual assessment to be paid by each BIF member is based on the institution's assessment risk classification and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

         The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution, including the Bank, if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank's deposit insurance.

         Other Safety and Soundness Regulations. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

         In addition, FDIC regulations require that management report on the institution's responsibility to prepare financial statements, and to establish and to maintain an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness; and that independent auditors attest to and report separately on assertions in management's reports concerning compliance with such laws and regulations, using FDIC-approved audit procedures.

         Each of the federal banking agencies also must develop regulations addressing certain safety and soundness standards for insured depository institutions and depository institution holding companies, including compensation standards, operational and managerial standards, asset quality, earnings and stock valuation. The federal banking agencies have issued a joint notice of proposed rulemaking, which requested comment on the implementation of these standards. The proposed rule sets forth general operational and managerial standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The proposal contemplates that each federal agency would determine compliance with these standards through the examination process, and if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan. ICBI has not yet determined the effect that the proposed rule would have on its operations and the operations of its depository institution subsidiary if it is enacted substantially as proposed.

         Community Reinvestment. The requirements of the Community Reinvestment Act ("CRA") affect the Bank. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank is meeting its obligations under the CRA.

         Tredegar operates as a subsidiary trust company pursuant to the Virginia Banking Act. As such, it is subject to supervision and regulation by the Federal Reserve and by the SCC and its Bureau of Financial Institutions, which have authority over Virginia banks and savings institutions and other financial institutions, including independent trust companies. As a subsidiary trust company, it is subject to periodic investigations and examinations by the SCC and the Federal Reserve.


ITEM 2.     DESCRIPTION OF PROPERTY

         The headquarters building of the Company and the Bank, which also serves as a branch office for Tredegar, was completed in 1981 and is a two-story building of brick construction, with approximately 18,000 square feet of floor space located at 111 West Washington Street, Middleburg, Virginia 20117. The office operates nine teller windows, including three drive-up facilities and one stand-alone automatic teller machine. The Bank owns the headquarters building.

         The Purcellville bank branch was purchased in 1994 and is a one-story building with a basement of brick construction, with approximately 3,000 square feet of floor space located at 431 East Main Street, Purcellville, Virginia 20132. The office operates four teller windows, including three drive-up facilities and one stand-alone automatic teller machine. The Bank owns this branch building.

         The Leesburg bank branch was completed in 1997 and is a two-story building of brick construction, with approximately 6,000 square feet of floor space located at 102 Catoctin Circle, S.E., Leesburg, Virginia 20175. The office operates five teller windows, including three drive-up facilities and one drive-up automatic teller machine. The Bank also owns this branch building.

         Tredegar has leased its main office in Richmond, Virginia. Rental expense for this location totaled $44,000 in the fiscal year ending December 31, 1998.

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


                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since October 1997, the Company's Common Stock has traded on the OTC Bulletin Board under the symbol "ICBX." Prior to October 1997, the Common Stock was neither listed on any stock exchange nor quoted on the Nasdaq Stock Market and traded infrequently. During that time, the Common Stock had periodically been sold in a limited number of privately negotiated transactions. The prices set forth below do not necessarily reflect the price that would be paid in an active and liquid market.

                           Market Price and Dividends

                                                                  Sales Price ($) (1)              Dividends ($) (1)
                                                                  -------------------              -----------------
                                                               High                  Low
                                                               ----                  ---
1997:
     1st quarter...................................            14.00                14.00                 .09
     2nd quarter...................................            14.50                14.00                 .11
     3rd quarter...................................            16.00                15.50                 .12
     4th quarter...................................            22.00                16.75                 .12

1998:
     1st quarter...................................            28.50                21.00                 .15
     2nd quarter...................................            29.00                27.75                 .15
     3rd quarter...................................            29.50                25.50                 .15
     4th quarter...................................            25.50                22.00                 .15

__________________
(1) All prices and dividends are adjusted for a two-for-one stock split as of November 24, 1997.

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

         As of March 3, 1999, ICBI had 950 shareholders of record.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of ICBI. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto.

Overview

         ICBI is headquartered in Middleburg, Virginia and has two wholly owned subsidiaries, The Middleburg Bank (TMB) and The Tredegar Trust Company (Tredegar). The Middleburg Bank is a community bank serving Western Loudoun County, Virginia with three branches. The Tredegar Trust Company is a trust company subsidiary headquartered in Richmond, Virginia with a branch office in Middleburg, Virginia. Tredegar was acquired by ICBI in August 1997 and accounted for using the purchase method of accounting.

         ICBI's performance for 1998 marked another year of growth in earnings and assets. Results were favorably affected by the growing momentum in revenues from the newer branch offices and the addition of the mortgage origination department in April 1998. By December 31, 1998 total assets were $205.4 million an increase of 11.1% over the $184.9 million at December 31, 1997. In September 1998 ICBI repurchased and retired 33,600 shares at $24.50 per share. This reduced capital by $823 thousand and marginally improved returns on equity and earnings per share. ICBI remains well capitalized with risk-adjusted core capital and total capital ratios well above regulatory minimums. Asset quality measures also remained strong throughout the year.

             Average Balances, Income and Expenses, Yields and Rates

                                                                             Years Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                         1998                          1997                        1996
                                             ---------------------------  ----------------------------- --------- --------- --------
                                              Average   Income/   Yield/    Average   Income/   Yield/   Average   Income/   Yield/
                                              Balance   Expense    Rate     Balance   Expense    Rate    Balance   Expense    Rate
                                             --------- --------- --------  --------- --------- -------- --------- --------- --------
                                                                              (Dollars in thousands)
Assets :
Securities:
   Taxable                                   $  31,657  $  1,804    5.70%  $  41,242 $   2,469    5.99% $  34,550 $  2,023     5.86%
   Tax-exempt (1) (2)                           28,931     2,204    7.62%     19,721     1,574    7.98%    15,238    1,200     7.87%
                                             ---------  --------           --------- ---------          --------- --------
       Total Securities                         60,588     4,008    6.62%     60,963     4,043    6.63%    49,788    3,223     6.47%
Loans
   Taxable                                     112,281    10,181    9.07%     96,179     8,956    9.31%    87,358    8,137     9.31%
   Tax-exempt                                      416        36    8.74%        376        24    6.38%         -        -
                                             ---------  --------           --------- ---------          --------- --------
       Total Loans                             112,697    10,217    9.07%     96,555     8,980    9.30%    87,358    8,137     9.31%
Federal Funds Sold                               3,842       211    5.49%      2,928       160    5.46%     2,431      130     5.35%
Money Market investments                         1,817        90    4.95%        365        13    3.56%       125        5     4.00%
Interest Bearing Deposits in
      other financial institutions                 134         7    5.22%         84         8    9.52%        15        1     6.67%
                                             ---------  --------           --------- ---------          --------- --------
       Total earning assets                    179,078    14,533    8.12%    160,895    13,204    8.21%   139,717   11,496     8.23%

Less: allowances for credit
   Losses                                       (1,044)                         (952)                        (894)
Total nonearning assets                         15,084                        12,730                       10,340
                                             ---------                     ---------                    ---------

Total assets                                 $ 193,118                     $ 172,673                    $ 149,163
                                             =========                     =========                    =========


Liabilities (1):
Interest-bearing deposits:
    Checking                                 $  23,853  $    306    1.28%  $  19,886 $     360    1.81% $  18,348 $    390     2.13%
    Regular savings                             17,075       602    3.53%     15,631       577    3.69%    14,562      561     3.85%
    Money market savings                        34,195     1,002    2.93%     30,071       883    2.94%    28,735      869     3.02%
    Time deposits:
       $100,000 and over                        18,151       949    5.23%     16,480       936    5.68%    12,013      738     6.14%
       Under $100,000                           38,557     2,044    5.30%     40,100     2,130    5.31%    34,760    1,898     5.46%
                                             ---------  --------           --------- ---------          --------- --------

       Total interest-bearing
       Deposits                                131,831     4,903    3.72%    122,168     4,886    4.00%   108,418    4,456     4.11%

Federal Home Loan Bank
    Advances                                     1,319        70    5.31%      2,999       172    5.74%     3,188      187     5.87%
Securities sold under agreements
    to repurchase                                2,833       125    4.41%      2,662       119    4.47%         8        -         -
Long-term debt                                   3,740       206    5.51%          -         -       -          -        -         -
Federal Funds Purchased                            146         9    6.16%        272        15    5.51%        73        4     5.48%
                                             ---------  --------           --------- ---------          --------- --------
       Total interest-bearing
          Liabilities                          139,869     5,313    3.80%    128,101     5,192    4.05%   111,687    4,647     4.16%
Non-interest bearing liabilities
    Demand Deposits                             29,782                        24,025                       19,211
    Other liabilities                              997                         1,112                          923

Total liabilities                              170,648                       153,238                      131,821
Shareholders' equity                            22,470                        19,435                       17,342

Total liabilities and shareholders'
   Equity                                    $ 193,118                     $ 172,673                    $ 149,163
                                             =========                     =========                    =========

Net interest income                                     $  9,220                     $   8,012                    $  6,849
                                                        ========                     =========                    ========

Interest rate spread                                                4.32%                         4.16%                        4.07%
Interest expense as a percent of
    average earning assets                                          2.97%                         3.23%                        3.33%
Net interest margin                                                 5.15%                         4.98%                        4.90%

____________________________
(1) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Results of Operations

         Net income for 1998 was $3.0 million, an increase of 13.0% over 1997's net income of $2.6 million and a 29.6% increase in 1997 over 1996's net income of $2.0 million. For 1998 earnings per diluted share were $1.63 compared to $1.51 per diluted share for 1997 and $1.18 per diluted share for 1996. The September 1998 stock repurchase increased earnings per diluted share by $.01 for 1998.

         Return on average assets (ROA) measures how effectively ICBI employs its assets to produce net income. ICBI's ROA increased slightly during 1998 to 1.54% compared to 1.52% and 1.35% for 1997 and 1996, respectively. Return on average equity (ROE) is another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested. ICBI's ROE was 13.24% for 1998, a decrease compared to 13.54% for 1997 and an increase compared to 11.83% for 1996.

         Net interest margin increased during 1998 to 5.15% on a tax-equivalent basis. Net interest margin for 1997 and 1996 was 4.98% and 4.90%, respectively. Net interest margin and net interest income are influenced by fluctuations in market rates and changes in both volume and mix of average earning assets and the liabilities that fund those assets. Loan growth was particularly strong with an increase of 21.0%. The average yield on earning assets declined 9 basis points to 8.12% for 1998 compared to 8.21% and 8.23% for 1997 and 1996, respectively. The average cost of funds continued to decrease in 1998 to 3.80% compared to 4.05% in 1997 and 4.16% in 1996.

         ICBI's efficiency ratio, a measure of its performance based upon the relationship between non-interest expense and income excluding securities gains and losses, compares favorably to other Virginia institutions. ICBI's efficiency ratio for 1998, 1997 and 1996 was 58.49%, 53.70% and 59.50%, respectively. A
lower  percentage  of  the  efficiency  ratio  represents   greater  control  of
non-interest related costs. A fluctuation in the efficiency ratio can be attributed to relative changes in both non-interest income and net interest income.

         Loans, net of unearned income, were $124.9 million at December 31, 1998, a 21.0% growth over the 1997 balance of $104.2 million. Loans, net of unearned income increased 10.15% in 1997 to $104.2 million from $94.6 million at December 31, 1996. ICBI's investment portfolio declined during 1998 as it used funds from matured investments to fund loan growth. At December 31, 1998, ICBI's securities portfolio represented 28.13% of earning assets as compared to 34.46% at December 31, 1997. Total securities were $57.8 million in 1998, $63.7 million in 1997 and $52.4 million in 1996.

         ICBI is not aware of any current recommendations by any regulatory authorities which, if they were implemented, would have a material effect on the registrant's liquidity, capital resources, or results of operations.

Income Statement Analysis

Net Interest Income

         Net interest income represents the principal source of earnings for ICBI. Net interest income equals the amount by which interest generated from earning assets exceeds the expense associated with funding those assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

         Net interest income on a fully tax-equivalent basis was $9.2 million in 1998, up 15.08% over the $8.0 million reported in 1997. Net interest income in 1997 increased 16.98% over the $6.8 million reported for 1996. When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by the amount of equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory federal tax rate of 34%.

         The increase in net interest income in 1998 resulted primarily from a 11.30% increase volume of average earning assets from 1997 to 1998 and secondarily by the reduction of funding costs in a declining interest rate environment. The 16.72% increase in average loans outstanding during 1998 provided $1.5 million in additional interest income while a decrease of 23 basis points in yield from 9.30% in 1997 to 9.07% in 1998 decreased interest income on average loans by $214 thousand. The yield on the investment securities portfolio decreased 1 basis point to 6.62% in 1998 from 6.63% in 1997, on a tax-equivalent basis and the average securities portfolio decreased $375 thousand, decreasing tax equivalent interest income $35 thousand from 1997 to 1998. During 1998 excess funds were temporarily invested in federal funds sold or money market accounts. The $2.4 million increase in average balances in those temporary investments provided $128 thousand in additional interest income.

         Average interest bearing deposits increased 7.91% during 1998, while the average rate paid on these deposits decreased 28 basis points to 3.72% in 1998 from 4.0% in 1997. The increase in interest expense on interest bearing deposits in 1998 was $17 thousand. The control of interest expense on deposits in 1998 resulted from a pricing strategy to grow core deposit relationships rather than those affected by interest rate alone. During 1998 ICBI's reliance on other fundings sources on average increased 35.48%, increasing the expense associated with those sources by $104 thousand.

         In 1997, the increase in fully tax-equivalent interest income was the result of both the growth in the average balances in the investment portfolio and the loan portfolio as well as the increase in average yield on the investment portfolio. The 22.45% increase in average securities from 1996 to 1997 provided $757 thousand in additional tax equivalent interest income while the 16 basis point increase in yield provided another $63 thousand in tax equivalent interest income. The 10.53% increase in average loan outstandings for 1997 increased tax equivalent interest income in 1997 by $843 thousand compared to 1996. During 1997, the average balances in interest bearing deposits increased by 12.68% which would have caused ICBI to pay $546 thousand in additional interest expense had the average rate paid on those deposit not decreased by 11 basis points saving ICBI $116 thousand in interest expense. In 1997, ICBI introduced the securities sold under a agreement to repurchase product for its larger business customers which increased the average of other interest bearing liabilities by $2.7 million causing $119 thousand in additional interest expense. Tax equivalent net interest income increased $1.2 million in 1997 compared to 1996. A stable interest rate environment during 1997 allowed for the growth in average earning assets to provide additional interest income which exceeded the cost of additional interest bearing liabilities.

         The following table analyzes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccruing loans are included in the averages outstandings.

                            Volume and Rate Analysis
                             (Tax equivalent basis)

                                                                              Years Ended December 31,
                                               -------------------------------------------------------------------------------------
                                                    1998  vs  1997                                  1997  vs  1996
                                               Increase (Decrease) Due                         Increase (Decrease) Due
                                                    to Changes in:                                  to Changes in:
                                               ------------------------------------------      -------------------------------------
                                                 Volume           Rate          Total          Volume           Rate          Total
                                                 ------           ----          -----          ------           ----          -----
Earning Assets:
Securities:
    Taxable                                     $   (550)       $  (115)      $   (665)      $     400       $     46      $     446
    Tax-exempt                                        697           (67)            630            357             17            374
Loans:
    Taxable                                         1,448          (223)          1,225            819              -            819
    Tax-exempt                                          3              9             12             24              -             24
Federal funds sold                                     49              2             51             28              2             30
Interest on money market investments
                                                       79            (2)             77              8              -              8
Interest bearing deposits in other
    financial institutions                            (4)              3            (1)              6              1              7
                                                ---------       --------      ---------      ---------       --------      ---------
     Total earning assets                       $   1,722       $  (393)      $   1,329      $   1,642       $     66      $   1,708

Interest-Bearing Liabilities:
Interest checking                               $     115       $  (169)           (54)      $      38       $   (68)           (30)
Regular savings deposits                               47           (22)             25             37           (21)             16
Money market deposits                                 122            (3)            119             33           (19)             14
Time deposits
    $100,000 and over                                  17            (4)             13          (103)             31           (72)
    Under $100,000                                   (58)           (28)           (86)            541           (39)            502
                                                ---------       --------      ---------      ---------       --------      ---------
    Total interest bearing deposits             $    243        $  (226)      $      17      $     546       $  (116)      $     430
    Federal Home Loan Bank
        Advances                                     (90)           (12)          (102)           (11)            (4)           (15)
    Securities sold under agree-
      ment to repurchase                                8            (2)              6            119              -            119
    Long-term debt                                    206              -            206              -              -              -
    Federal Funds Purchased                           (8)              2            (6)             11              -             11
                                                ---------       --------      ---------      ---------       --------      ---------
      Total interest bearing
         Liabilities                            $     359       $  (238)      $     121      $     665       $  (120)      $     545

Change in net interest income                   $   1,363       $  (155)      $   1,208      $     977       $    186      $   1,163
                                                =========       ========      =========      =========       ========      =========

Non-interest Income

         Non-interest income has been and will continue to be an important factor for increasing profitability. Management recognizes this and continues to review and consider areas where non-interest income can be increased. One initiative towards the goal of increasing non-interest income was achieved by TMB which opened its mortgage department in April 1998. Total non-interest income increased by $1.0 million or 88.77% in 1998 compared to 1997, which follows a $407 thousand increase in 1997 over 1996. The increase is due primarily to the increase in trust fees, fees on loans held for sale and service charges on deposit accounts. In 1998, trust fees increased to $855 thousand, an increase of $517 thousand over 1997. The increase resulted from the acquisition of Tredegar in August 1997. In its first nine months of operation the mortgage banking department generated $241 thousand of fees accounting for 23.63% of the increase in non-interest income. Service charges, commissions and fees on deposit accounts were $916 thousand for 1998, an increase of $135 thousand over 1997, due primarily to growth in transaction based deposit accounts. Other operating income increased $55 thousand in 1998 to $175 thousand, primarily due to the increase in sales of alternative investment products. Net securities losses were $18 thousand in 1998 compared to $91 thousand in 1997. These securities were sold as a part of a plan to reinvest the proceeds into higher yielding investments. In 1997 non-interest income increased 54.85% or $407 thousand to $1.1 million from $742 thousand. Trust fees increased $310 thousand from the 1996 balance accounting for 76.17% of the increase.

                               Noninterest Income

                                                              Years Ended December 31,
                                              ---------------------------------------------------------
                                                    1998                1997               1996
                                              -----------------   -----------------  ------------------
Service charges, commissions and fees                  $    916             $   781             $   677
Trust fee income                                            855                 339                  29
Fees on loans held for sale                                 241                  -                   -

Other operating income                                      175                120                   16
                                              -----------------   -----------------  ------------------
     Noninterest income                               $   2,187            $  1,240             $   722

Profits (losses) on securities available
      for sale, net                                         (18)                (93)                 22

Securities gains (losses), net                                -                   2                  (2)
                                              =================   =================  ==================
      Total noninterest income                        $   2,169            $  1,149             $   742
                                              =================   =================  ==================

Non-Interest Expense

         Improving operating efficiency is as important to management as enhancing non-interest income. Total non-interest expense increased 34.27% or $1.7 million to $6.7 million in 1998. This increase resulted primarily from a full year of Tredegar's expenses, the new mortgage banking department and expansion of staffing within the bank branches. Salaries and employee benefits were $3.8 million for 1998, an increase of $887 thousand. An increase in Tredegar's salaries and benefit expense for a full calendar year of $453 thousand accounted for 51.07% of the increase. The new mortgage department within TMB accounted for another $254 thousand of the overall increase from 1997 to 1998. Net occupancy and equipment expense increased $179 thousand or 30.19% to $772 thousand in 1998 compared to $593 thousand in 1997. During 1998, TMB upgraded its computer network and at the same time, adopted a shorter time period in which to depreciate those assets, causing $95 thousand in additional depreciation expense. The remaining increase in net occupancy and equipment expense is related to branch expansion and the Tredegar acquisition. Advertising expense increased 60.27% in 1998 to $234 thousand. TMB implemented a new image advertising campaign in Loudoun County to raise awareness throughout the County, anticipating future branch expansion. Computer operations expense increased 78.99% during 1998 to $247 thousand compared to $138 thousand in 1997. This increase is related to the remediation process for the Year 2000 issue and upgrading of the computer network at TMB. Other operating expenses were $1.7 million in 1998, an increase of 35.77% compared to $1.2 million for 1997. Tredegar accounted for $187 thousand or 42.50% of the $440 thousand increase from 1997 to 1998. Non-interest expense increased 13.42% to $5.0 million in 1997 compared to $4.4 million in 1996. The increase in 1997 was related primarily to a $331 thousand increase in salaries and benefit as the result of hiring additional support staff for TMB's branching efforts, as well as the acquisition of Tredegar.

                               Noninterest Expense

                                                            Years Ended  December 31,
                                                ----------------------------------------------
                                                    1998            1997             1996
                                                -------------   --------------   -------------
Salaries and employee benefits                       $  3,751         $  2,864        $  2,533
Net occupancy and equipment expense                       772              593             562
Advertising                                               234              146             164
Computer operations                                       247              138              90
Other operating expenses                                1,670            1,230           1,034
                                                =============   ==============   =============
                                                     $  6,674         $  4,971        $  4,383
                                                =============   ==============   =============

Income Taxes

         Reported income tax expense was $857 thousand for 1998, an decrease of $5 thousand compared to $862 thousand in 1997 and an increase of $129 thousand compared to $728 thousand for 1996. While pretax income increased 9.67% in 1998, the decrease in income taxes is the result of an increased emphasis on investing in tax exempt securities. The effective tax rate for 1998 was 22.36% compared to 24.68% in 1997 and 26.39% in 1996. Note 12 of the Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and ICBI's actual income tax expense. Also included in Note 12 to the Consolidated Financial Statements is information regarding the principal items giving rise to deferred taxes for the three years ended December 31, 1998.


Market and Interest Rate Risk

         Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. ICBI's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of ICBI's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO) of TMB. In this capacity ALCO develops guidelines and strategies that govern ICBI's asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

         Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with ICBI's financial instruments also change, affecting net interest income (NII), the primary component of ICBI's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on ICBI's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the range of ICBI's NII sensitivity analysis during the fiscal years of 1998 and 1997 as compared to the 10% Board approved policy limit.

                                                     1998
             Rate Change                    Estimated NII Sensitivity
             -----------                    -------------------------

                                    High              Low               Average
                                    ----              ---               -------
              +200 bp               (.91%)            .02%               (.27%)
              - 200 bp              1.55%            (.01%)               .52%


                                                     1997
             Rate Change                    Estimated NII Sensitivity
             -----------                    -------------------------

                                    High              Low               Average
                                    ----              ---               -------
              +200 bp               1.32%             .22%                .80%
              - 200 bp             (2.06%)           (.65%)               .27%


         Based on the averages presented in the tables above, had interest rates increased 200 basis points (bp) in each year independently, then the effect to net interest income of ICBI could have been a decrease of $23 thousand in 1998 and for 1997 an increase of $60 thousand. If interest rates had decreased 200 basis points during fiscal years 1998 and 1997, then the effect to net interest income of the banking subsidiary could have been an increase of $44 thousand and $20 thousand, respectively.

         The preceding sensitivity analysis does not represent an ICBI forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, ICBI cannot make any assurances about predictive nature of these assumptions, including how customer preferences or competitor influences might change.

         Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change, caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in response to or anticipation of changes in interest rates.

Loan Portfolio

         ICBI's loan portfolio is its largest and most profitable component of average earning assets, totalling 62.93% of average earning assets in 1998. ICBI continues to emphasize loan portfolio growth as a means of increasing earnings. Loans, net of unearned income, were $126.0 million at December 31, 1998, up 20.89% from the $104.2 million at December 31, 1997. The increase in total loans in 1998 is largely related to the maturation of TMB's bank branches in its newest markets and the new mortgage banking department. Loans increased $9.6 million from 1996 to 1997, $13.7 million from 1995 to 1996 and $1.2 million from 1994 to 1995, increases of 10.18%, 16.91%, 1.51%, respectively. The loan to deposit ratio has maintained its upward trend in 1998, ending the year at 72.96%. This ratio compares to 66.58% at December 31, 1997 and 68.16% at December 31, 1996.

         At December 31, 1998, residential real estate (1 to 4 family) loans constituted 44.1% of the total loan portfolio with an increase of $10.4 million or 22.91% over 1997. This increase is the result of the TMB's niche in funding jumbo real estate loans within its market. Non- farm, non-residential real estate loans provided 22.73% of total loans at December 31, 1998 with a 9.94% increase over 1997. ICBI has continued to broaden its focus on the small business financing market with additional commercial lending staff and several new products. Construction real estate loans comprised 4.31% of the total portfolio at that same date. Loans held for sale, home equity lines and agricultural real estate loans made up 3.70%, 2.87% and 0.84% of total loans, respectively, at December 31, 1998.

         ICBI's commercial, financial and agricultural loan portfolio consists mostly of secured and unsecured loans extended to small businesses. At December 31, 1998, these loans comprised 15.0% of the loan portfolio. This portfolio increased 24.94% in 1998 to $18.9 million. The consumer portion of the loan portfolio consists of mostly unsecured installment credit and accounts for 6.42% of the loan portfolio.

         Consistent with its focus on providing community-based financial services, ICBI generally does not extend loans outside its principal market area. ICBI's market area encompasses Fauquier and Loudoun Counties, Virginia.

         ICBI's unfunded loan commitments totaled $17.1 million at December 31, 1998, and $12.4 million at December 31, 1997. The increase in the amount of the unfunded commitments is attributed to an increase in customer demand.

         At December 31, 1998, ICBI had no concentration of loans in any one industry in excess of 10% of its total loan portfolio. However, because of the nature of the ICBI's market, loan collateral is predominantly real estate related.

                                 Loan Portfolio

                                                                          December 31,
                                                     ----------------------------------------------------
                                                        1998        1997      1996      1995       1994
                                                     ----------------------------------------------------
                                                                                   (In thousands)
Commercial, financial and agricultural                $ 18,880   $  15,111  $ 11,648  $ 10,215   $  9,064
Real estate construction                                 5,436       3,798     4,182     1,791      2,432
Real estate mortgage:
  Residential (1-4 family)                              55,595      45,231    41,246    34,490     38,029
  Loans held for resale                                  4,672           -         -         -          -
  Home equity lines                                      3,617       3,165     2,614     2,188      1,512
  Multifamily                                                -           -         -         -          3
  Non-farm, non-residential (1)                         28,643      26,054    24,774    21,697     18,271
  Agricultural                                           1,057       2,140     2,105     1,549      1,040
Consumer installment                                     8,095       8,738     8,061     9,170      9,837
                                                     ---------   ---------  --------  --------   --------
    Total loans                                        125,995     104,237    94,630    81,100     80,188
Less unearned income                                         -          10        35       186        481
                                                     ---------   ---------  --------  --------   --------

Loans-net of unearned income                         $ 125,995   $ 104,227  $ 94,595  $ 80,914   $ 79,707
                                                     =========   =========  ========  ========   ========


         The following table reflects the maturity distribution of selected loans:

           Remaining Maturities of Selected Loans

                                    December 31, 1998
                           ----------------------------------
                              Commercial,          Real
                            Financial and         Estate
                             Agricultural      Construction
                           ----------------- ----------------
                                (Dollars in thousands)

Within 1 year                     $   8,671        $   3,586
                           ----------------- ----------------

Variable Rate:
  1 to 5 years                          608               76
  After 5 years                         800                -
                           ----------------- ----------------

  Total                           $   1,408         $     76
                           ----------------- ----------------

Fixed Rate:
  1 to 5 years                        7,294            1,774
  After 5 years                       1,507                -
                           ----------------- ----------------

  Total                           $   8,801        $   1,774
                           ----------------- ----------------

Total Maturities                  $  18,880        $   5,436
                           ================= ================

Asset Quality

         Overall asset quality for the year was sound. Total nonperforming assets, which consist of nonaccrual and restructured loans and foreclosed property, were $609 thousand at December 31, 1998, an increase of $366 thousand from the December 31, 1997 balance. Total nonperforming assets as a ratio to total loans was .48% at December 31, 1998. The increase in nonperforming assets for 1998 results from a slight increase in ICBI's nonaccrual loans and the foreclosure on one real estate loan previously in nonaccrual status during 1997. However, net charge-offs to average loans decreased 5 basis points from .09% in 1997 to .04% in 1998.

                              Nonperforming Assets

                                                           December 31,
                                 ------------------------------------------------------------------
                                     1998         1997          1996          1995         1994
                                 ------------ ------------ -------------- ------------ ------------
                                                           (In thousands)
Nonaccrual loans                     $   409      $   243       $     76     $  1,654     $  1,700
Restructured loans                         -            -              -            -            -
Foreclosed property                      200            -              -            -          917
                                 ------------ ------------ -------------- ------------ ------------

  Total nonperforming assets         $   609      $   243       $     76     $  1,654     $  2,617
                                 ============ ============ ============== ============ ============


Allowance for loan losses
  to period end loans                  0.84%        0.93%          0.93%        1.07%        1.18%

Allowance for loan losses
  to nonperforming assets               175%         401%          1163%          52%          36%

Nonperforming assets to
  Period end loans                     0.48%        0.23%          0.08%        2.04%        3.28%

Net charge offs to
  Average loans                        0.04%        0.09%          0.05%        0.16%       -0.11%


         Loans are placed on nonaccrual status when collection of principal and interest is doubtful, generally when loans become 90 days past due. There are three negative implications for earnings when a loan is placed on nonaccrual status. All interest accrued but unpaid at the date the loan is placed on nonaccrual status is either deducted from interest income or written off as a loss. Secondly, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses that may require that additional provisions for loan losses be charged against earnings. For real estate loans, upon foreclosure, the balance of the loan is transferred to "Other Real Estate Owned" (OREO) and carried at the lower of the outstanding loan balance or the fair market value of the property based on current appraisals and other current market trends. If a writedown of the OREO property is necessary at the time of foreclosure, the amount is charged off against the allowance for loan losses. A review of recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value, additional writedowns of the property value are charged directly to operations.

         During 1998, approximately $4 thousand in additional interest income would have been recorded if the Company's nonaccrual loans had been current and in accordance with their original terms. During 1997, approximately $15 thousand of additional interest income would have been recorded if ICBI's nonaccrual loans had been current and in accordance with their original terms.

         At December 31, 1998, potential problem loans totaled $409 thousand. These loans are subject to regular management attention and their status is reviewed on a regular basis. Several of the potential problem loans identified at December 31, 1998 are unsecured consumer loans. However, real estate and other collateral secure most of the balance of problem loans.

         The allowance for loan losses is an estimate of the amount that will be adequate to provide for potential losses in ICBI's loan portfolio. General economic trends as well as any conditions affecting individual borrowers affect the level of loan losses. The allowance is subject to regulatory examinations as to its adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer financial institutions identified by the regulatory agencies.

         ICBI's loans are subject to independent review by its external auditors. ICBI's Loan Committee and Board of Directors take an active role in the monthly review of any problem credits and their affect on the allowance for loan losses. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio. ICBI's management continually evaluates the adequacy of the allowance for loan losses and changes in the annual provision are based on the analyzed inherent risk of the loan portfolio. While ICBI experienced considerable loan growth during 1998, 1997 and 1996, the credit quality of the portfolio has improved over the years prior to 1996, as evidenced by a low level of nonperforming assets and the low level of net charges-offs during those years.

                            Allowance for Loan Losses


                                                                       December 31,
                                             ----------------------------------------------------------------
                                                 1998         1997         1996         1995         1994
                                             ------------ ------------ ------------ ------------ ------------
                                                                      (In thousands)
Balance, beginning of period                     $   974      $   884      $   866      $   940      $   859
  Loans charged off:
    Commercial, financial, and agricultural            8           42            6           13           38
    Real estate construction                           -            -            -            -            -
    Real estate mortgage                               -            -           79          115           36
    Consumer installment                              78           86           40           83          142
                                             ------------ ------------ ------------ ------------ ------------
      Total loans charged off                    $    86      $   128      $   125      $   211      $   216
                                             ------------ ------------ ------------ ------------ ------------
  Recoveries:
    Commercial, financial, and agricultural      $     1      $    12      $     5      $    43      $   210
    Real estate construction                           -            -            -            -            -
    Real estate mortgage                               6            7           26            4            -
    Consumer installment                              33           21           47           35           87
                                             ------------ ------------ ------------ ------------ ------------
      Total recoveries                           $    40      $    40      $    78      $    82      $   297
                                             ------------ ------------ ------------ ------------ ------------
Net charge offs (recoveries)                          46           88           47          129         (81)
Provision for loan losses                            135          178           65           55            -
                                             ------------ ------------ ------------ ------------ ------------
Balance, end of period                          $  1,063      $   974      $   884      $   866      $   940
                                             ============ ============ ============ ============ ============

Ratio of allowance for loan losses
   to loans outstanding at end of period           0.84%        0.93%        0.93%        1.07%        1.18%

Ratio of net charge offs (recoveries)to
   average loans outstanding during period         0.04%        0.09%        0.05%        0.16%       -0.11%

         The allowance for loan losses was $1.1 million at December 31, 1998, an increase of $89 thousand from the $974 thousand at December 31, 1997. The allowance was $884 thousand at December 31, 1996. In 1998, ICBI's net loan charge offs had decreased $42 thousand from the previous year's net charge offs of $88 thousand. The decrease was primarily experienced in the commercial, financial, and agricultural loan category. Net loan charge offs to average loans were 0.04% and 0.09% for 1998 and 1997, respectively. The provision to the allowance for loan losses was $135 thousand for 1998. A provision of $178 thousand was made in 1997.

         The ratio of allowance for loan losses to nonperforming assets totaled 175% at December 31, 1998, 401% at December 31, 1997, and 1163% at December 31, 1996. Management evaluates nonperforming loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review. Management believes, based on its review, that ICBI's allowance for loan losses is adequate.

         The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loan:

                   Allocation of Allowance for Loan Losses

                  Commercial, Financial,             Real Estate                  Real Estate
                     and Agricultural                Construction                   Mortgage                       Consumer
               ---------------------------   ---------------------------   ---------------------------   ---------------------------
                  Reserve     Percent of        Reserve     Percent of        Reserve     Percent of        Reserve     Percent of
                    for         Loan in           for         Loan in           for         Loan in           for         Loan in
                  Credit      Category to       Credit      Category to       Credit      Category to       Credit      Category to
                  Losses      Total Loans       Losses      Total Loans       Losses      Total Loans       Losses      Total Loans
               ------------- -------------   ------------- -------------   ------------- -------------   ------------- -------------
                                                           (In thousands)
December 31,
   1998                $442        14.98%            $100         4.31%            $144        74.28%            $378         6.43%
   1997                 362        14.50%             107         3.64%             159        73.49%             346         8.37%
   1996                 244        12.31%             101         4.42%             182        74.79%             357         8.48%
   1995                 246        12.62%              23         2.21%             346        74.07%             251        11.10%
   1994                 363        11.37%              17         3.05%             342        73.84%             218        11.74%

         ICBI has allocated the allowance according to the amount deemed reasonably necessary to provide for the possibility of losses being incurred within each of the above categories of loans. The allocation of the allowance as shown in the table above should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Additionally, the proportion allocated to each loan category is not the total amount that may be available for the future losses that could occur within such categories since the total allowance is a general allowance applicable to the total portfolio.

Securities Portfolio and Other Earning Assets

         The carrying value of the securities portfolio was $57.8 million at December 31, 1998, a decrease of $5.9 million, or 9.0% from the carrying value of $63.7 million at December 31, 1997. The decrease results from both accelerated paydowns experienced on the mortgage backed securities held in the portfolio and ICBI's intentional use of those funds from paydowns and maturities to help fund the loan growth during 1998. The majority of investments purchased during the year were in the form of municipal bonds. ICBI holds bonds issued from the State of Virginia and its political subdivisions with an aggregate book value of $3.3 million and an aggregate market value of $3.4 million. These aggregate holdings exceed 10% of ICBI's stockholder's equity at December 31, 1998. At December 31, 1997, ICBI held bonds issued from the State of Virginia and its political subdivisions, which had an aggregate book value of $3.5 million and an aggregate market value of $3.5 million. These aggregate holdings exceeded 10% of ICBI's stockholder's equity at December 31, 1997.

         The securities portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity when management had the intent and ICBI has the ability at the time of purchase to hold the securities to maturity. Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at fair market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increase in loan demand, general liquidity needs and other similar factors.

         Financial Accounting Standards Board Pronouncement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994, requires ICBI to show the effect of market changes in the value of securities designated as available for sale (AFS). The market value of AFS securities at December 31, 1998, was $44.9 million. The unrealized gain on the AFS securities totaled $180 thousand at December 31,1998. At December 31, 1997, the unrealized loss on the AFS securities was $199 thousand. The unrealized gain or loss is reflected, net of income taxes, as a separate line item in shareholder's equity. All other securities are classified as held to maturity or investment securities. As of December 31, 1998, 77.77% of the securities portfolio was classified as AFS. ICBI's approach in recent years has been to classify new purchases as AFS to increase the potential liquidity of the securities portfolio. ICBI does not have any securities classified as trading and it has no plans to establish such classification at the present time.

         During 1997 and 1998, ICBI has increased its holdings of tax-exempt securities by $12.6 million and $4.4 million, respectively. The lower interest rate environment has made tax-exempt securities a more attractive investment in spite of the unfavorable laws relating to investments in tax-exempt assets and corporate minimum tax. Future investments in tax-exempt securities will generally depend upon comparisons to taxable yields and the liquidity needs of ICBI.

             Investment Portfolio and Securities Available for Sale

         The carrying value of investment securities at the dates indicated was:

                                                                  December 31,
                                                     -----------------------------------------
                                                             (Dollars in thousands)
                                                         1998          1997          1996
                                                     ------------- ------------- -------------
              U.S. Government securities                  $   502      $  2,006      $  3,012
              States and political subdivisions            12,183        13,849        13,396
              Mortgaged-backed securities                     162           571           958
                                                     ------------- ------------- -------------
                            Total                        $ 12,847     $  16,426      $ 17,366
                                                     ============= ============= =============

         The carrying value of securities available for sale at the dates indicated was:

                                                                  December 31,
                                                     -----------------------------------------
                                                             (Dollars in thousands)
                                                         1998          1997          1996
                                                     ------------- ------------- -------------


              U.S. Government securities                 $  2,678      $  2,464      $  4,950
              States and political subdivisions            18,189        12,136             -
              Mortgaged-backed securities                  20,878        29,579        26,521
              Other securities                              3,196         3,091         3,565
                                                     ------------- ------------- -------------

                            Total                        $ 44,941     $  47,270      $ 35,036
                                                     ============= ============= =============

         The following table indicates the increased favorable return experienced by ICBI with the lengthening of the maturity of the portfolio. Securities with maturities greater than 5 years total $32.7 million or 57.29% of the portfolio. The securities portfolio is managed first for investment performance and secondly for proper matching with interest rate risk guidelines.

                 Maturity Distribution and Yields of Securities

                                December 31, 1998
                            Taxable-Equivalent Basis

                                      Due in 1 year     Due after 1 year   Due after 5 years   Due after 10 years
                                         or less        through 5 years    through 10 years       and Equities            Total
                                    -----------------  -----------------   -----------------   -------------------   ---------------

                                     Amount    Yield   Amount    Yield    Amount    Yield      Amount    Yield       Amount    Yield
                                     ------    -----   ------    -----    ------    -----      ------    -----       ------    -----
                                                                          (Dollars in thousands)

Securities held for investment:
  U.S. Government securities        $   502    5.34%  $     -    0.00%   $     -        -     $     -        -      $   502    5.34%
  Mortgage backed securities             78    2.43%       13    4.56%        10    7.25%          60    7.25%          161    4.70%
  Other taxable securities                -        -        -       -          -        -           -        -            -       -
                                    -------           -------            -------              -------               -------

  Total taxable                         580    4.96%       13    4.57%        10    7.25%          60    7.25%          663    5.18%

Tax-exempt securities (1)             1,150    7.20%    5,456    6.84%     4,922    7.58%         655    7.77%       12,183    7.22%
                                    -------           -------            -------              -------               -------

  Total                             $ 1,730    6.45%  $ 5,469    6.83%   $ 4,932    7.58%     $   715    7.73%      $12,846    7.12%
                                    -------           -------            -------              -------               -------

Securities available for sale:
  U.S. Government securities        $   469    7.66%  $ 1,709    6.28%   $     -       -      $   500    6.52%      $ 2,678    6.57%
  Mortgage backed securities          4,057    5.55%   10,522    5.99%     2,642    6.23%       3,656    6.19%       20,877    5.97%
  Corporate preferred                     -        -        -       -          -       -        2,426    8.20%        2,426    8.20%
                                    -------           -------            -------              -------               -------

  Total taxable                     $ 4,526    5.75%  $12,231    6.19%   $ 2,642    6.01%     $ 6,582    7.29%      $25,981    6.24%

Tax-exempt securities (1)                 -        -      398    7.62%     1,746    6.91%      16,045    7.41%       18,189    7.37%
                                    -------           -------            -------              -------               -------

  Total                             $ 4,526    5.75%  $12,629    6.24%   $ 4,388    6.37%     $22,627    7.38%      $44,170    6.71%
                                    -------           -------            -------              -------               -------

Total securities                    $ 6,256    5.94%  $18,098    6.42%   $ 9,320    7.01%     $23,342    7.15%      $57,016    6.62%
                                    =======           =======            =======              =======               =======

(1) Yields on tax- exempt securities have been computed on a tax - equivalent basis
(2) Excludes Federal Reserve Stock of $134,400 and Federal Home Loan Bank Stock of $635,300

         It is ICBI's policy not to engage in activities considered to be derivative in nature, such as futures, options, contracts, swaps, caps, floors, collars, or forward commitments. ICBI holds in its loan and security portfolios investments that adjust or float according to changes in "prime" lending rate. These holdings are not considered speculative but instead necessary for good asset/liability management.

         ICBI's average investments in federal funds sold and money market investments during 1998 were $3.8 million and $1.8 million, an increase of $914 thousand and $1.5 million, respectively. Average investments in federal funds sold and money market investments in 1997 were $2.9 million and $365 thousand. Fluctuations in federal funds sold and money market investments reflect management's goal to maximize asset yields while maintaining proper asset/liability structure.

Deposits

         Deposits provide funding for ICBI's investments in loans and securities. ICBI's strategy has been to continue to increase its core deposits at the same time controlling its cost of funds. The maturation of the two branches added in 1994 and 1996 have provided a majority of the growth in the years 1996 through 1998. By monitoring interest rates within the local market and then pricing the deposits within the range of the local market, TMB has developed a core base of deposits in each branch.

         Average total deposits increased 10.5% during 1998, 14.5% during 1997, and 10.1% during 1996. During 1998, the average balance of non-interest bearing checking accounts grew 23.96%. The average balance in interest bearing checking and money market accounts grew 19.95 and 13.71% during 1998. The growth in 1997 and 1998 can be attributed to branch expansion, increased market awareness of TMB as well as continued market turmoil as the result of bank mergers.

         The following table is a summary of average deposits and average rates paid.

                         Average Deposits and Rates Paid

                                                                                December 31,
                                        --------------------------------------------------------------------------------------------
                                                    1998                            1997                            1996
                                        ----------------------------    ----------------------------    ----------------------------
                                           Amount           Rate           Amount           Rate           Amount           Rate
                                        ------------    ------------    ------------    ------------    ------------    ------------
                                                                            (Dollars in thousands)
Noninterest-bearing
  Deposits                                $  29,782                -       $  24,025              -        $  19,211              -
Interest-bearing accounts:
  Interest checking                          23,853            1.28%          19,886           1.81%          18,348           2.13%
  Regular savings                            17,075            3.53%          15,631           3.69%          14,562           3.85%
  Money market accounts                      34,195            2.93%          30,071           2.94%          28,735           3.02%
  Time deposits:
    $ 100,000 and over                       18,151            5.23%          16,480           5.68%          12,013           6.14%
    Under $ 100,000                          38,557            5.30%          40,100           5.31%          34,760           5.46%
                                        -----------                     ------------                    ------------

Total interest-bearing deposits             131,831            3.72%         122,168           4.00%         108,418           4.11%
                                        -----------                     ------------                    ------------

    Total                                 $ 161,613                        $ 146,193                       $ 127,629
                                        ===========                     ============                    ============

         ICBI will continue funding assets primarily with deposits and will focus on core deposit growth as the primary source for liquidity and stability. ICBI offers individuals and small to medium sized businesses a variety of deposit accounts, including demand deposits, interest checking, money market, savings and time deposit accounts.

         ICBI neither purchases brokered deposits nor solicits deposits from sources outside its primary market area.

         The following is a summary of the maturity distribution of certificates of deposit equal to or greater than $100 thousand as December 31, 1998:

           Maturities of Certificates of Deposit of $100,000 and Over

                             Within       Three to       Six to         Over                       Percent
                              Three         Six          Twelve         One                        of Total
                             Months        Months        Months         Year          Total        Deposits
                          ------------  -------------  ------------  ------------  ------------  ------------
                                                              (In thousands)
At December 31, 1998         $  2,847       $  3,517      $  5,278      $  6,515      $ 18,157         10.5%

Capital Resources

         The adequacy of ICBI's capital is reviewed by management on an ongoing basis with reference to the amount, composition and quality of ICBI's asset and liability levels, as well for consistency with regulatory requirements and industry standards. Management seeks to maintain an adequate level of capital to support anticipated asset growth and absorb potential losses.

         The Federal Reserve, along with the Federal Deposit Insurance Corporation, has established minimum regulatory capital standards. The regulatory capital guidelines categorize assets and off-balance sheet items into categories which weight balance sheet assets according to risk, and requiring more capital for holding higher risk assets. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings. ICBI had a ratio of risk-weighted assets to total capital of 17.90% at December 31, 1998 compared to 19.70% at December 31, 1997. The ratio of risk-weighted assets to Tier 1 capital was 17.06% and 18.80% at December 31, 1998 and 1997, respectively. Both ratios exceed the minimum capital requirements adopted by the federal bank regulatory agencies.

         The primary source of funds for dividends paid by ICBI to its shareholders is the dividends received from its subsidiary banks. Federal regulatory agencies impose certain restrictions on the payment of dividends and the transfer of assets from the banking subsidiaries to the holding company. Historically, these restrictions have not had an adverse impact on ICBI's dividend policy, and it is not anticipated that they will in the future.

                               Analysis of Capital

                                                               December 31,
                                               -------------------------------------------

                                                   1998            1997            1996
                                               -----------     -----------     -----------

Tier 1 Capital:
  Common stock                                  $    8,895      $    9,063        $  4,299
  Capital surplus                                    1,293           1,948           1,411
  Retained earnings                                 12,496          10,874          12,817
  Goodwill                                         (1,121)         (1,181)               -
                                               -----------     -----------     -----------
  Total Tier 1 capital                          $   21,563      $   20,704       $  18,527

Tier 2 Capital:
  Allowance for loan losses                          1,063             974             884
                                               -----------     -----------     -----------
  Total tier 2 capital                               1,063             974             884
                                               -----------     -----------     -----------

  Total risk-based capital                      $   22,626      $   21,678       $  19,411
                                               ===========     ===========     ===========

Risk weighted assets                            $  126,398      $  110,041       $  95,921

CAPITAL RATIOS:
  Tier 1 risk-based capital ratio                    17.1%           18.8%           19.3%
  Total risk-based capital ratio                     17.9%           19.7%           20.2%
  Tier 1 capital to average total assets             11.2%           11.8%           11.7%

         ICBI's equity to assets ratio decreased to 11.13% at December 31, 1998 compared to 11.73% at December 31, 1997. The equity to assets ratio for December 31, 1996 was 11.05%. The increase in 1997 was the result of the issuance of new capital in the acquisition of Tredegar. The growth in assets as well as a stock repurchase of 33,600 shares reduced this ratio in 1998.

Liquidity

         Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, short-term investments, securities classified as available for sale as well as loan and securities maturing within one year. As a result of ICBI's management of liquid assets and the ability to generate liquidity through liability funding, management believes ICBI maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

         ICBI also maintains additional sources of liquidity through a variety of borrowing arrangements. TMB maintains federal funds lines with large regional and money-center banking institutions. These available lines total in excess of $8 million, of which none was outstanding at December 31, 1998. Federal funds purchased during 1998 averaged $146 thousand compared to an average of $272 thousand during 1997. At December 31, 1998 and 1997, ICBI had $2.5 million and $3.0 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions, with maturities of one day. ICBI has a credit line in the amount of $27 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Company joined the Federal Home Loan Bank system in 1995 in order to enter a program of long term and short term borrowing which is restricted to be invested in support of residential real estate loans. In 1998, long-term borrowings from the Federal Home Loan Bank system were $5.0 million maturing in 2003 with a call feature in 2000.

         At December 31, 1998, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, securities available for sale, loans and securities maturing within one year were 55.82% of total deposits and liabilities.

Year 2000

         In recent months, there has been increasing public awareness and attention paid to the year 2000 problem, which stems from the inability of certain computerized devices (hardware, software and equipment) to process year-dates properly after 1999. Leap years and other dates may be included as related to the year 2000 problem. Affected devices may fail or malfunction unless repaired or replaced. Although the actual magnitude and effect of the issue cannot be reasonably determined in advance, ICBI has given it high priority by appointing a Year 2000 team.

         In 1997 the Year 2000 team began its analysis of the possible implications to ICBI of the year 2000 problem and the development of a plan to prevent the problem from adversely affecting its operations. ICBI's year 2000 plans are subject to guidelines promulgated by the Federal Financial Institutions Examination Council ("FFIEC"). The Federal Reserve Bank of Richmond periodically measures the status of the Company's plans and progress, as outlined in the FFIEC guidelines.

         The plan as adopted and refined by ICBI to handle year 2000 issues can be divided into two principal areas:

         (1) Resolution of the internal aspects of the year 2000 problem. The focus of this area includes the effects of the year 2000 problem on ICBI's technology, including computer hardware and software systems. ICBI's internal technology plan includes (a) locating, listing and prioritizing the specific technology that is potentially subject to the year 2000 problem (referred to as the "inventory" phase), (b) assessing the actual exposure of such technology to the year 2000 problem by inquiry, research, testing and other means (the "assessment" phase), (c) selecting the method necessary to resolve the year 2000 problems that were identified, including replacement, upgrade, repair or abandonment and implementing the selected resolution method (the "remediation" phase), and (d) testing the remediated or converted technology to determine the efficacy of the resolutions (the "testing" phase).

         (2) Determination and control of the external aspects of the year 2000 problem. The focus of this area includes (a) assessing the potential for credit and liquidity problems within ICBI as a result of the investments in, loans to and deposits from our significant customers as well as the risk of possible business interruption by relying on vendors of goods and services due to year 2000 problems affecting their technology or business, and (b) developing contingency plans to address failures by external parties to remediate fully any year 2000 problems that are material to ICBI. Assessment of external parties is accomplished by written and verbal inquiry, and by research to the extent that reliable information is available.

         ICBI had substantially completed both the internal and external testing by December 31, 1998 and plans to further test its computer systems during 1999 to confirm compliance with year 2000 data processing standards. ICBI considers its current state of readiness in addressing the year 2000 problem to be adequate and expects to meet the timetable. The total cost of remediation and testing is estimated to be between $250 thousand and $350 thousand, with a majority of the costs being incurred during 1998. This estimate includes some costs, such as the purchase of computer hardware and software that qualifies as a depreciable or amortizable assets for accounting purposes, with the related depreciation or amortization recognized over the estimated lives of the related assets. However, the majority of the costs will be expensed as incurred. Through December 31, 1998, the Company had incurred approximately $175 thousand in noninterest expense associated with the year 2000 problem.

         ICBI has concluded that customer awareness about year 2000 and banking is the key factor in minimizing customer concerns about ICBI's progress in planning for the year 2000. During 1999, ICBI plans to inform its customers about its progress through question and answer brochures, seminars and direct mailings.

         The Year 2000 team of has developed a preliminary contingency plan for areas deemed "mission critical" for continual operation. The preliminary contingency plan considers the likelihood of problem occurrences based on test results. ICBI's preliminary and final contingency plan addresses operational issues, including communication links with other entities and the utility and availability of alternative sources among key vendor relationships. The Year 2000 team anticipates presenting its preliminary contingency plan to the Board of Directors early in 1999 with final contingency plan tested and complete by mid 1999. The Year 2000 team will monitor the status of each item as well .

         At this time, ICBI believes that the most likely worst case year 2000 scenario would not have a material effect on ICBI's results of operations, liquidity and financial condition for the year ending December 31, 2000. ICBI does not foresee a material loss of revenue due to the year 2000 problem. ICBI's contingency plan, however, is based on assessments of the likelihood of a problematic occurrence; ICBI believes that no entity can address the virtually unlimited possible circumstances relating to year 2000 issues, including risks outside of the ICBI's primary marketplace of Loudoun County, Virginia. While considered unlikely, the failure of ICBI to successfully implement its year 2000 plan, including modifications and conversions, or to adequately assess the likelihood of various events relating to the year 2000 issue, could have a material adverse effect on ICBI's results of operations and financial condition.

         Additionally, there can be no assurances that the federal regulators will not issue new regulatory requirements that require additional work by ICBI and, if issued, that new regulatory requirements will not increase the cost or delay the completion of ICBI's year 2000 plan.

         The cost of the project and the date on which ICBI plans to complete the year 2000 modifications are based on management's best estimates, which are based on numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from our plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third party vendors to correct their software and hardware, the ability of significant customers to remedy their year 2000 issues and similar uncertainties.

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

Recent Accounting Pronouncements

         In October 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." FASB Statement No. 65, as amended, requires that, after securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This Statement further amends Statement No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after securitization of other types of assets by a non-mortgage banking enterprise. This Statement is effective beginning in 1999.

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


ITEM 7.     FINANCIAL STATEMENTS

         The following financial statements are filed as a part of this report following Item 13 below:

         Independent Auditor's Report
         Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the Years Ended December 31,
              1998, 1997 and 1996
         Consolidated Statements of Changes in Shareholders'
             Equity for the Years Ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the Years Ended December 31,
             1998, 1997 and 1996
         Notes to Consolidated Financial Statements


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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Election of Directors," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3 through 5 of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Director Compensation," "Executive Compensation," "Stock Options," and "Employment Agreements" on pages 6 through 9 of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" on pages 4 and 5 of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the heading "Transactions with Management" on page 9 of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.


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

             3.2 Bylaws of Independent Community Bankshares, Inc., attached as Exhibit 3.2 to the Form S-4, incorporated herein by reference.

             10.1 Employment Agreement, dated as of January 1, 1998, between Independent Community Bankshares, Inc. and Joseph L. Boling.

             10.2   Independent  Community  Bankshares,  Inc.  1997 Stock Option
                    Plan.

             21     Subsidiaries of the Registrant.

             27     Financial Data Schedule (filed electronically only).

      (b)    Reports on Form 8-K.

                    No reports on Form 8-K were filed by the Company  during the last quarter of the period covered by this report.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                              Middleburg, Virginia

                                FINANCIAL REPORT

                                DECEMBER 31, 1998

                                 C O N T E N T S


                                                                            Page


INDEPENDENT AUDITOR'S REPORT ON THE
  CONSOLIDATED FINANCIAL STATEMENTS                                           1

FINANCIAL STATEMENTS

  Consolidated balance sheets                                                 2
  Consolidated statements of income                                           3
  Consolidated statements of changes in shareholders' equity            4 and 5
  Consolidated statements of cash flows                                 6 and 7
  Notes to consolidated financial statements                               8-29

                          INDEPENDENT AUDITOR'S REPORT







To the Board of Directors
Independent Community Bankshares, Inc.
Middleburg, Virginia


         We have audited the accompanying consolidated balance sheets of Independent Community Bankshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Community Bankshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.


/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
January 22, 1999

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

             Assets                                                         1998                1997
                                                                       --------------     --------------
Cash and due from banks                                                 $  8,161,096         $  6,128,036
Interest-bearing deposits in banks                                           108,765              455,919
Temporary investments:
  Federal funds sold                                                       1,421,000            1,300,000
  Other money market investments                                           3,122,109              725,385
Securities (fair value:  1998, $58,158,915;
  1997, $63,957,868)                                                      57,786,149           63,695,792
Loans, net                                                               120,259,410          103,253,407
Loans held for sale                                                        4,672,327                   --
Bank premises and equipment, net                                           5,852,827            5,527,103
Accrued interest receivable and other assets                               3,819,424            3,774,064
Other real estate                                                            200,000                   --
                                                                        ------------         ------------

         Total assets                                                   $205,403,107         $184,859,706
                                                                        ============         ============

   Liabilities and Shareholders' Equity

Liabilities
  Deposits:
    Noninterest-bearing demand deposits                                 $ 36,882,791         $ 26,601,922
    Savings and interest-bearing demand deposits                          80,426,910           72,702,285
    Time deposits                                                         55,370,288           57,249,943
                                                                        ------------         ------------
         Total deposits                                                 $172,679,989         $156,554,150

  Securities sold under agreements to repurchase                           2,530,057            3,048,481
  Federal Home Loan Bank advances                                          1,000,000            2,800,000
  Long-term debt                                                           5,000,000                   --
  Accrued interest and other liabilities                                   1,329,987              770,947
  Commitments and contingent liabilities                                          --                   --
                                                                        ------------         ------------
         Total liabilities                                              $182,540,033         $163,173,578
                                                                        ------------         ------------

Shareholders' Equity
  Common stock, par value $5 per share, authorized
    10,000,000 shares; issued 1998, 1,778,994 shares;
    issued 1997, 1,812,594 shares                                       $  8,894,970         $  9,062,970
  Capital surplus                                                          1,293,046            1,948,246
  Retained earnings                                                       12,495,550           10,873,617
  Accumulated other comprehensive income (loss)                              179,508             (198,705)
                                                                        ------------         ------------
         Total shareholders' equity                                     $ 22,863,074         $ 21,686,128
                                                                        ------------         ------------

         Total liabilities and shareholders' equity                     $205,403,107         $184,859,706
                                                                        ============         ============


See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                        Consolidated Statements of Income
                  Years Ended December 31, 1998, 1997 and 1996

                                                                                    1998               1997               1996
                                                                                ------------       ------------       ------------
Interest Income
  Interest and fees on loans                                                    $ 10,204,989       $  8,972,418       $  8,137,263
  Interest on investment securities:
    Taxable interest income                                                           69,645            121,314            194,506
    Interest income exempt from federal income taxes                                 617,865            686,140            588,431
  Interest and dividends on securities available for sale:
    Taxable interest income                                                        1,615,719          2,292,662          1,786,669
    Interest income exempt from federal income taxes                                 717,419            151,183                 --
    Dividends                                                                        251,577            280,645            267,791
  Interest on deposits in banks                                                        6,975              7,970                804
  Interest on federal funds sold                                                     211,021            159,458            134,765
  Interest on other money market investments                                          89,838             13,110              1,000
                                                                                ------------       ------------       ------------
         Total interest income                                                  $ 13,785,048       $ 12,684,900       $ 11,111,229
                                                                                ------------       ------------       ------------

Interest Expense
  Interest on deposits                                                          $  4,903,216       $  4,886,480       $  4,455,684
  Interest on securities sold under
    agreement to repurchase                                                          134,164            134,457              4,580
  Interest on Federal Home Loan Bank advances                                         69,607            171,509            186,513
  Interest on long-term debt                                                         206,432                 --                 --
                                                                                ------------       ------------       ------------
         Total interest expense                                                 $  5,313,420       $  5,192,446       $  4,646,777
                                                                                ------------       ------------       ------------

         Net interest income                                                    $  8,471,628       $  7,492,454       $  6,464,452

  Provision for loan losses                                                          135,000            177,602             65,000
                                                                                ------------       ------------       ------------

         Net interest income after provision
            for loan losses                                                     $  8,336,628       $  7,314,852       $  6,399,452
                                                                                ------------       ------------       ------------

Other Income
  Service charges, commissions and fees                                         $    916,012       $    780,998       $    676,655
  Trust fee income                                                                   855,483            338,613             29,316
  Fees on loans held for sale                                                        240,541                 --                 --
  Investment securities gain (loss)                                                       --              2,055             (1,875)
  Profits (losses) on securities available for sale, net                             (18,288)           (92,602)            22,496
  Other                                                                              175,055            120,137             15,551
                                                                                ------------       ------------       ------------
         Total other income                                                     $  2,168,803       $  1,149,201       $    742,143
                                                                                ------------       ------------       ------------

Other Expenses
  Salaries and employees' benefits                                              $  3,751,366       $  2,863,878       $  2,532,777
  Net occupancy and equipment expense                                                771,696            593,246            561,760
  Advertising                                                                        234,146            146,009            164,189
  Computer operations                                                                246,726            138,138             90,062
  Other operating expenses                                                         1,670,042          1,229,255          1,033,782
                                                                                ------------       ------------       ------------
         Total other expenses                                                   $  6,673,976       $  4,970,526       $  4,382,570
                                                                                ------------       ------------       ------------

         Income before income taxes                                             $  3,831,455       $  3,493,527       $  2,759,025

  Income tax expense                                                                 856,801            862,167            728,079
                                                                                ------------       ------------       ------------

         Net income                                                             $  2,974,654       $  2,631,360       $  2,030,946
                                                                                ============       ============       ============
Earnings per Share, basic                                                       $       1.65       $       1.51       $       1.18
                                                                                ============       ============       ============
Earnings per Share, diluted                                                     $       1.63       $       1.51       $       1.18
                                                                                ============       ============       ============

See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

           Consolidated Statements of Changes in Shareholders' Equity
                  Years Ended December 31, 1998, 1997 and 1996

                                                                                   Common             Capital            Retained
                                                                                   Stock              Surplus            Earnings
                                                                                -----------         -----------         -----------
Balance, December 31, 1995                                                      $ 4,299,190         $ 1,411,174         $11,508,100
    Comprehensive income:
        Net income - 1996                                                                --                  --           2,030,946
        Other comprehensive income net of tax:
           Unrealized holding (losses) arising during the
             period (net of tax, $122,908)                                               --                  --                  --
           Reclassification adjustment (net of tax, $7,649)                              --                  --                  --
        Other comprehensive income (net of tax, $130,557)                                --                  --                  --
        Total comprehensive income                                                       --                  --                  --
    Cash dividends - 1996 ($0.42 per share)                                              --                  --            (722,264)
                                                                                -----------         -----------         -----------
Balance, December 31, 1996                                                      $ 4,299,190         $ 1,411,174         $12,816,782
    Comprehensive income:
        Net income - 1997                                                                --                  --           2,631,360
        Other comprehensive income net of tax:
           Unrealized holding gains arising during the
              period (net of tax, $133,660)                                              --                  --                  --
           Reclassification adjustment (net of tax, $31,484)                             --                  --                  --
        Other comprehensive income (net of tax, $165,144)                                --                  --                  --
        Total comprehensive income                                                       --                  --                  --
    Cash dividends - 1997 ($0.32 per share)                                              --                  --            (574,525)
    Purchase of common stock (22,691 shares)                                       (113,455)           (521,893)                 --
    Issuance of common stock - stock split effected in the
      form of a 100% stock dividend (906,297 shares)                              4,531,485          (4,531,485)                 --
    Issuance of common stock in acquisition of subsidiary
      (69,150 shares)                                                               345,750           1,590,450                  --
    Discretionary transfer from retained earnings                                        --           4,000,000          (4,000,000)
                                                                                -----------         -----------         -----------
Balance, December 31, 1997                                                      $ 9,062,970         $ 1,948,246         $10,873,617
    Comprehensive income:
        Net income - 1998                                                                --                  --           2,974,654
        Other comprehensive income net of tax:
           Unrealized holding gains arising during the
              period (net of tax, $188,619)                                              --                  --                  --
           Reclassification adjustment (net of tax, $6,218)                              --                  --                  --
        Other comprehensive income (net of tax, $194,776)                                --                  --                  --
        Total comprehensive income                                                       --                  --                  --
    Cash dividends - 1998 ($0.75 per share)                                              --                  --          (1,352,721)
    Purchase of common stock (33,600 shares)                                       (168,000)           (655,200)                 --
                                                                                -----------         -----------         -----------
Balance, December 31, 1998                                                      $ 8,894,970         $ 1,293,046         $12,495,550
                                                                                ===========         ===========         ===========


See Notes to Consolidated Financial Statements.


                                                                             Accumulated
                                                                                Other
                                                                             Comprehensive        Comprehensive
                                                                             Income (Loss)            Income              Total
                                                                             -------------        -------------       -------------
Balance, December 31, 1995                                                   $    (265,843)                           $  16,952,621
    Comprehensive income:
        Net income - 1996                                                               --        $   2,030,946           2,030,946
        Other comprehensive income net of tax:
           Unrealized holding (losses) arising during the
             period (net of tax, $122,908)                                              --             (238,589)                 --
           Reclassification adjustment (net of tax, $7,649)                             --              (14,847)                 --
                                                                                                  -------------
        Other comprehensive income (net of tax, $130,557)                         (253,436)       $    (253,436)           (253,436)
                                                                                                  -------------
        Total comprehensive income                                                      --        $   1,777,510                  --
                                                                                                  =============
    Cash dividends - 1996 ($0.42 per share)                                             --                                 (722,264)
                                                                             -------------                            -------------
Balance, December 31, 1996                                                   $    (519,279)                           $  18,007,867
    Comprehensive income:
        Net income - 1997                                                               --        $   2,631,360           2,631,360
        Other comprehensive income net of tax:
           Unrealized holding gains arising during the
              period (net of tax, $133,660)                                             --              259,457                  --
           Reclassification adjustment (net of tax, $31,484                             --               61,117                  --
                                                                                                  -------------
        Other comprehensive income (net of tax, $165,144)                          320,574        $     320,574             320,574
                                                                                                  -------------
        Total comprehensive income                                                      --        $   2,951,934                  --
                                                                                                  =============
    Cash dividends - 1997 ($0.32 per share)                                             --                                 (574,525)
    Purchase of common stock (22,691 shares)                                            --                                 (635,348)
    Issuance of common stock - stock split effected in the
      form of a 100% stock dividend (906,297 shares)                                    --                                       --
    Issuance of common stock in acquisition of subsidiary
      (69,150 shares)                                                                   --                                1,936,200
    Discretionary transfer from retained earnings                                       --                                       --
                                                                             -------------                            -------------
Balance, December 31, 1997                                                   $    (198,705)                           $  21,686,128
    Comprehensive income:
        Net income - 1998                                                               --        $   2,974,654           2,974,654
        Other comprehensive income net of tax:
           Unrealized holding gains arising during the
              period (net of tax, $188,619)                                             --              366,143                  --
           Reclassification adjustment (net of tax, $6,218)                             --               12,070                  --
                                                                                                  -------------
        Other comprehensive income (net of tax, $194,776)                          378,213        $     378,213             378,213
                                                                                                  -------------
        Total comprehensive income                                                      --        $   3,352,867                  --
                                                                                                  =============
    Cash dividends - 1998 ($0.75 per share)                                             --                               (1,352,721)
    Purchase of common stock (33,600 shares)                                            --                                 (823,200)
                                                                             -------------                            -------------
Balance, December 31, 1998                                                   $     179,508                            $  22,863,074
                                                                             =============                            =============


See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996


                                                                        1998             1997              1996
                                                                    ------------     ------------     ------------
Cash Flows from Operating Activities
  Net income                                                        $  2,974,654     $  2,631,360     $  2,030,946
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                       513,769          396,833          301,497
      Amortization                                                        79,548           41,617           16,487
      Provision for loan losses                                          135,000          177,602           65,000
      Net (gain) loss on investment securities                                --           (2,055)           1,875
      Net (gain) loss on securities available for sale                    18,288           92,602          (22,496)
      Net loss on sale of assets                                              --            7,343               --
      Discount accretion and premium amortization
        on securities, net                                               193,609          180,181           157,657
      Deferred income taxes (benefit)                                    (15,998)         (19,508)           68,349
      Origination of loans held for sale                             (11,947,922)              --                --
      Proceeds from sales of loans held for sale                       7,275,595               --                --
      Changes in assets and liabilities:
        (Increase) in other assets                                      (124,908)        (669,146)         (289,041)
        Increase in other liabilities                                    113,414           57,100           195,847
                                                                    ------------     ------------     -------------
              Net cash provided by (used in)
                operating activities                                $   (784,951)    $  2,893,929     $   2,526,121
                                                                    ------------     ------------     -------------

Cash Flows from Investing Activities
  Proceeds from maturity, principal paydowns
    and calls of investment securities                              $  3,495,979     $  2,750,431     $   2,455,501
  Proceeds from maturity, principal paydowns
    and calls of securities available for sale                         9,164,066        2,742,602         2,149,662
  Proceeds from sale of securities
    available for sale                                                 9,886,732       26,500,686        24,282,770
  Purchase of investment securities                                           --       (1,848,566)       (2,846,520)
  Purchase of securities available for sale                          (16,276,043)     (40,572,390)      (30,673,806)
  Proceeds from sale of equipment                                             --           36,335                --
  Purchases of bank premises and equipment                              (839,493)      (1,221,354)       (1,623,530)
  Net (increase) in loans                                            (17,341,003)      (9,720,190)      (13,727,421)
  Cash acquired in acquisition                                                --          170,858                --
                                                                    ------------     ------------     -------------
          Net cash (used in)
            investing activities                                    $(11,909,762)    $(21,161,588)    $ (19,983,344)
                                                                    ------------     ------------     -------------


See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)
                  Years Ended December 31, 1998, 1997 and 1996

                                                                        1998             1997              1996
                                                                    ------------     ------------     ------------
Cash Flows from Financing Activities
  Net increase in noninterest-bearing and interest-
    bearing demand deposits and savings accounts                    $ 18,005,494     $ 11,627,657     $  9,896,598
  Net increase (decrease) in certificates of deposit                  (1,879,655)       6,136,353        7,371,472
  Increase (decrease) in securities sold under agreements
    to repurchase                                                       (518,424)       1,603,784        1,444,697
  Proceeds from long-term debt                                         5,000,000               --               --
  Decrease in short-term borrowings                                   (1,800,000)      (1,200,000)      (1,000,000)
  Purchase of common stock                                              (823,200)        (635,348)              --
  Cash dividends paid                                                 (1,085,872)        (574,525)        (722,264)
                                                                   -------------     ------------     ------------
          Net cash provided by
            financing activities                                   $  16,898,343     $ 16,957,921     $ 18,990,503
                                                                   -------------     ------------     ------------

          Increase (decrease) in cash and
            cash equivalents                                       $   4,203,630     $ (1,309,738)    $  1,533,280

Cash and Cash Equivalents
  Beginning                                                            8,609,340        9,919,078        8,385,798
                                                                   -------------     ------------     ------------

  Ending                                                           $  12,812,970     $  8,609,340     $  9,919,078
                                                                   =============     ============     ============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest paid to depositors                                    $   5,039,942     $  4,822,840     $  4,425,048
    Interest paid on short-term obligations                                9,077          131,500            4,580
    Interest paid on Federal Home Loan
      Bank advances                                                       97,493          176,242          153,894
    Interest paid on long-term debt                                      137,432               --               --
                                                                   -------------     ------------     ------------
                                                                   $   5,283,944     $  5,130,582     $  4,583,522
                                                                   =============     ============     ============

    Income taxes                                                   $     835,000     $    849,000     $    863,723
                                                                   =============     ============     ============

Supplemental Disclosure of Noncash Transactions
  Issuance of common stock - stock split effected in
    the form of 100% stock dividend                                $          --     $  4,531,485     $         --
                                                                   =============     ============     ============

  Issuance of common stock in acquisition of subsidiary            $          --     $  1,936,200     $         --
                                                                   =============     ============     ============

  Unrealized gain (loss) on securities available for sale          $     572,989     $    485,718     $   383,994)
                                                                   =============     ============     ============

  Loan balances transferred to foreclosed properties               $     200,000     $         --     $         --
                                                                   =============     ============     ============


See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                   Notes to Consolidated Financial Statements



Note 1.    Nature of Banking Activities and Significant Accounting Policies

           The Middleburg Bank, the banking subsidiary of Independent Community Bankshares, grants commercial, financial, agricultural, residential and consumer loans to customers principally in Loudoun County and Fauquier County, Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The Tredegar Trust Company, a non-banking subsidiary, offers a comprehensive range of fiduciary and investment management services to individuals and businesses.

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

                   b.    Securities Available for Sale

                         Securities classified as available for sale are those debt and equity securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as a separate component of other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

                   Notes to Consolidated Financial Statements



                   c.    Trading Securities

                         Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Company had no trading securities at December 31, 1998 and 1997.

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

                   The Company has adopted FASB No. 114, "Accounting by Creditors for Impairment of a Loan." This statement has been amended by FASB No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Statement 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral. Statement 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

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

               Loans Held for Sale

                   Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.

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

                   Notes to Consolidated Financial Statements


               Goodwill

                   Goodwill is amortized using the straight-line method over 20 years.

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

               Pension Plan

                   In 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This pronouncement does not change the measurement or recognition of amounts recognized in the Company's financial statements applicable to its defined benefit plan. Statement No. 132 revises the existing disclosure requirements by standardizing the disclosure requirements for pensions requiring certain additional information on changes in the benefit obligations and fair values of plan assets, and eliminating certain disclosures.

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

                   Notes to Consolidated Financial Statements


               Advertising Costs

                   The Company follows the policy of charging the costs of advertising to expense as incurred.

               Comprehensive Income

                   As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. The Statement requires that other comprehensive income include unrealized gains and losses on securities available for sale, which prior to adoption were reported separately in shareholders' equity. The financial statements have been reclassified to conform to the requirements of SFAS No. 130.


Note 2.    Securities

           Amortized costs and fair values of securities being held to maturity as of December 31, 1998 and 1997 are summarized as follows:

                                                               Gross          Gross
                                             Amortized       Unrealized     Unrealized         Fair
                                               Cost            Gains         (Losses)          Value
                                           -------------   -------------   -------------   -------------
                                                                1998
                                           ---------------------------------------------
           U.S. Treasury securities
             and obligations of U.S.
             government corporations
             and agencies                  $     502,454   $       2,703   $          --   $     505,157

           Obligations of states and
             political subdivisions           12,182,506         371,630            (383)     12,553,753

           Mortgage-backed securities            161,513             288          (1,472)        160,329
                                           -------------   -------------   -------------   -------------
                                           $  12,846,473   $     374,621   $      (1,855)  $  13,219,239
                                           =============   =============   =============   =============

                                                                1997
                                           ---------------------------------------------
           U.S. Treasury securities
             and obligations of U.S.
             government corporations
             and agencies                  $   2,005,491   $          --   $     (20,626)  $   1,984,865

           Obligations of states and
             political subdivisions           13,849,322         282,000          (1,207)     14,130,115

           Mortgage-backed securities            571,149           1,909              --         573,058
                                           -------------   -------------   -------------   -------------
                                           $  16,425,962   $     283,909   $     (21,833)  $  16,688,038
                                           =============   =============   =============   =============

                   Notes to Consolidated Financial Statements



           The amortized cost and fair value of securities being held to maturity as of December 31, 1998 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                      Amortized             Fair
                                                                        Cost                Value
                                                                   -------------       -------------
                Due in one year or less                            $   1,652,054       $   1,659,705
                Due after one year through five years                  5,455,911           5,575,746
                Due after five years through 10 years                  4,922,098           5,135,290
                Due after 10 years                                       654,897             688,169
                Mortgage-backed securities                               161,513             160,329
                                                                   -------------       -------------
                                                                   $  12,846,473       $  13,219,239
                                                                   =============       =============

           Amortized costs and fair values of securities available for sale as of December 31, 1998 and 1997, are summarized as follows:

                                                                   Gross          Gross
                                                 Amortized       Unrealized     Unrealized         Fair
                                                   Cost            Gains         (Losses)          Value
                                               -------------   -------------   -------------   -------------
                                                                   1998
                                               ---------------------------------------------
           U.S. Treasury securities
                 and obligations of U.S.
                 government corporations
                 and agencies                  $   2,667,960   $      9,750    $          --   $   2,677,710

           Obligations of states and
                 political subdivisions           17,897,337        370,432          (78,869)     18,188,900

           Mortgage-backed securities             20,927,905         55,078         (105,397)     20,877,586

           Corporate preferred                     2,404,854         33,438          (12,512)      2,425,780

           Other                                     769,700             --               --         769,700
                                               -------------   -------------   -------------   -------------
                                               $  44,667,756   $     468,698   $    (196,778)  $  44,939,676
                                               =============   =============   =============   =============


                   Notes to Consolidated Financial Statements


                                                                   Gross          Gross
                                                 Amortized       Unrealized     Unrealized         Fair
                                                   Cost            Gains         (Losses)          Value
                                               -------------   -------------   -------------   -------------
                                                                   1997
                                               ---------------------------------------------
           U.S. Treasury securities
                 and obligations of U.S.
                 government corporations
                 and agencies                  $   2,458,729   $       7,531   $      (2,930)  $   2,463,330

           Obligations of states and
                 political subdivisions           12,081,525          54,937              --      12,136,462

           Mortgage-backed securities             29,945,864          33,893        (400,919)     29,578,838

           Corporate preferred                     2,376,980          31,766         (25,346)      2,383,400

           Other                                     707,800              --              --         707,800
                                               -------------   -------------   -------------   -------------
                                               $  47,570,898   $     128,127   $    (429,195)  $   7,269,830
                                               =============   =============   =============   =============

           The amortized cost and fair value of securities available for sale as of December 31, 1998, by contractual maturity are shown below.
           Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                     Amortized              Fair
                                                                       Cost                 Value
               Due in one year or less                            $      469,150       $      469,150
               Due after one year through five years                   2,088,161            2,102,993
               Due after five years through 10 years                   1,737,088            1,746,526
               Due after 10 years                                     16,270,898           16,547,941
               Mortgage-backed securities                             20,927,905           20,877,586
               Corporate preferred                                     2,404,854            2,425,780
               Other                                                     769,700              769,700
                                                                  --------------       --------------
                                                                  $   44,667,756       $   44,939,676
                                                                  ==============       ==============

           Proceeds from sales of securities available for sale during 1998, 1997 and 1996 were $9,886,732, $26,500,686 and $24,282,770, respectively. Gross gains of $101,567, $53,384 and $42,269 and gross losses of $119,855, $145,986 and $19,773 were realized on those sales, respectively.

           The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies as required by law and for other purposes amounted to $8,250,945 and $5,945,089 at December 31, 1998 and 1997, respectively.

                   Notes to Consolidated Financial Statements



Note 3.    Loans, Net

           The composition of the net loans is as follows:

                                                                                 December 31,
                                                                       -------------------------------
                                                                           1998                1997
                                                                       ------------       ------------
                                                                               (in thousands)
           Real estate loans:
              Construction and land development                        $      5,436       $      3,798
              Secured by farmland                                             1,057              2,140
              Secured by 1-4 family residential                              59,212             48,396
              Other real estate loans                                        28,643             26,054
           Loans to farmers (except secured by real estate)                   1,489                961
           Commercial and industrial loans (except those
              secured by real estate)                                        17,391             14,062
           Loans to individuals for personal expenditures                     8,043              8,738
           All other loans                                                       52                 88
                                                                       ------------       ------------
                           Total loans                                 $    121,323       $    104,237
           Less:  Unearned income                                                --                 10
                  Allowance for loan losses                                   1,064                974
                                                                       ------------       ------------
                           Net loans                                   $    120,259       $    103,253
                                                                       ============       ============


Note 4.    Allowance for Loan Losses

           Transactions in the allowance for loan losses are as follows:

                                                                          1998            1997            1996
                                                                     -------------   -------------   -------------
               Balance, beginning                                    $     974,360   $     883,536   $     866,173
               Provision charged to operating expense                      135,000         177,602          65,000
               Recoveries                                                   40,417          40,235          77,523
               Loan losses charged to the allowance                        (86,219)       (127,013)       (125,160)
                                                                     -------------   -------------   -------------
                                                                     $   1,063,558   $     974,360   $     883,536
                                                                     =============   =============   =============

           Impairment of loans having recorded investments of $186,362 at December 31, 1998, has been recognized in conformity with FASB Statement No. 114. The average recorded investment in impaired loans during 1998 was $46,591. The total allowance for loan losses related to these loans was $66,085 on December 31, 1998. No interest income on impaired loans was recognized in 1998. There were no impaired loans under FASB 114 at December 31, 1997.

           Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $223,050 and $242,583 at December 31, 1998 and 1997,
           respectively. If interest on these loans had been accrued, such income would have approximated $3,564 and $14,898 for 1998 and 1997, respectively.

                   Notes to Consolidated Financial Statements



Note 5.    Bank Premises and Equipment, Net

           Bank premises and equipment consists of the following:

                                                                              1998             1997
                                                                          ------------     ------------
             Land                                                         $  1,516,423     $  1,516,423
             Banking facilities                                              3,057,340        3,057,340
             Furniture, fixtures and equipment                               3,623,595        3,141,736
             Construction in progress and deposits
               on equipment                                                    471,727          119,261
                                                                          ------------     ------------
                                                                          $  8,669,085     $  7,834,760
             Less accumulated depreciation                                   2,816,258        2,307,657
                                                                          ------------     ------------
                                                                          $  5,852,827     $  5,527,103
                                                                          ============     ============

           Depreciation expense was $513,769, $396,833 and $301,497 for the years ended December 31, 1998, 1997 and 1996, respectively.


Note 6.    Deposits

           The  aggregate  amount of jumbo  time  deposits,  each with a minimum
           denomination   of  $100,000,   was   approximately   $18,157,296  and
           $17,268,984 in 1998 and 1997, respectively.

           At December 31, 1998, the scheduled maturities of time deposits are as follows:

                   1999                               $ 35,004,445
                   2000                                 14,720,685
                   2001                                  4,016,350
                   2002                                    660,157
                   2003 and thereafter                     968,651
                                                      ------------
                                                      $ 55,370,288
                                                      ============


Note 7.    Short-Term Borrowings

           As of December 31, 1998 and 1997, the Company had borrowed $1,000,000 and $2,800,000, respectively, on a short-term basis from its $27,000,000 line of credit with the Federal Home Loan Bank of Atlanta. The Company has pledged real estate loans and Federal Home Loan Bank stock as collateral on these borrowings.

                   Notes to Consolidated Financial Statements



Note 8.    Long-Term Debt

           At December 31, 1998, the Company had borrowings from the Federal Home Loan Bank system totaling $5,000,000 at an interest rate of 5.52%, maturing April 2, 2003. The FHLB has a blanket lien on real estate loans as collateral on these borrowings. Interest only is payable until maturity. The loan is callable after 2 years.


Note 9.    Business Combination

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


Note 10.   Stock Option Plan

           In 1998, the Company adopted a stock option plan, which provides for granting of both incentive and nonqualified stock options. 300,000 shares of the Company's common stock have been reserved for the issuance of stock options under the Plan. Options become exercisable one-third annually beginning one year after the grant and expire ten years after grant. As permitted under generally accepted accounting principles, grants under the plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants in 1998: dividend rate of .13%; risk-free interest rates of 4.50%; expected lives of 10 years; and expected price volatility of 17.37%. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                             1998
                                                        -------------

                 Net Income:    As Reported             $   2,974,654
                                Pro Forma                   2,887,125

                 Basic EPS:     As Reported                      1.65
                                Pro Forma                        1.60

                 Diluted EPS:   As Reported                      1.63
                                Pro Forma                        1.59

                   Notes to Consolidated Financial Statements


           No options have been exercised to date and all options granted are outstanding at December 31, 1998. The following summarizes the number of grants and their respective exercise prices and grant date fair values per option, and the number outstanding and exercisable:

                                          Exercise               Fair
                      Shares              Price Per            Value Per
                      Granted               Share               Option
                    -----------           ---------            ---------

                       54,000             $   17.00            $    6.77
                        1,000                 27.00                10.76
                       31,000                 23.50                 9.39

           Options outstanding, exercisable options and average exercise prices were:

                                                                Average
                      Options              Options              Exercise
                    Outstanding          Exercisable             Price
                    -----------          -----------           ----------
                       86,000                 19,000           $    19.46

           Options outstanding at December 31, 1998 are further summarized as follows:

                                       Options Outstanding and Exercisable
                                  --------------------------------------------
                                                      Weighted        Weighted
                  Range of                            Remaining        Average
                  Exercise            Number         Contractual      Exercise
                   Prices          Outstanding          Life            Price
                -------------     ------------       -----------      --------

                   $17.00               54,000         8.9 years      $  17.00
                    27.00                1,000         9.3               27.00
                    23.50               31,000        10.0               23.50
                                  ------------
                $17.00-$27.00           86,000         9.3               19.46
                                  ============

                   Notes to Consolidated Financial Statements


Note 11.   Employee Benefit Plans

           The Company has a trusteed noncontributory, defined benefit pension plan covering substantially all full-time employees. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. Information about the plan follows:

                                                                                       1998                 1997
                                                                                   ------------         ------------
           Change in Benefit Obligation
               Benefit obligation, beginning of year                               $  1,746,565         $  1,425,983
               Service cost                                                             126,063              120,165
               Interest cost                                                            148,458              121,209
               Actuarial loss                                                           507,683              241,754
               Benefits paid                                                           (762,612)            (162,546)
                                                                                   ------------         ------------
               Benefit obligation, end of year                                     $  1,766,157         $  1,746,565
                                                                                   ============         ============

           Change in Plan Assets
               Fair value of plan assets, beginning of year                        $  1,840,995         $  1,480,340
               Actual return on plan assets                                             (17,220)             345,344
               Employer contributions                                                   324,100              177,857
               Benefits paid                                                           (762,612)            (162,546)
                                                                                   ------------         ------------
               Fair value of plan assets, ending                                   $  1,385,263         $  1,840,995
                                                                                   ============         ============

               Funded status                                                       $   (380,894)        $     94,430
               Unrecognized net actual loss                                             825,208              125,410
               Unrecognized net obligation at transition                                (39,791)             (43,771)
               Unrecognized prior service cost                                          183,378              200,049
                                                                                   ------------         ------------
               Accrued benefit cost included in other liabilities                  $    587,901         $    376,118
                                                                                   ============         ============

                                                                  1998                 1997                 1996
                                                              ------------         ------------         ------------
           Components of Net Periodic
             Benefit Cost
                  Service cost                                $    126,063         $    120,165         $    103,203
                  Interest cost                                    148,458              121,209              133,703
                  Expected return on plan assets                  (174,895)            (140,632)            (163,858)
                  Amortization of prior service cost                16,671               16,671               16,671
                  Amortization of net obligation
                    at transition                                   (3,980)              (3,980)              (3,980)
                                                              ------------        -------------         ------------
                  Net periodic benefit cost                   $    112,317        $     113,433         $     85,739
                                                              ============        =============         ============

           Weighted-Average Assumptions
             as of December 31
                  Discount rate                                       7.50%                8.50%                8.50%
                  Expected return on plan assets                      9.00%                9.50%                9.50%
                  Rate of compensation increase                       5.00%                5.00%                6.00%


                   Notes to Consolidated Financial Statements



           A deferred compensation plan was adopted for the President and Chief Executive Officer. Benefits are to be paid in monthly installments for 15 years following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits would be reduced. The deferred compensation expense for 1998 and 1997, based on the present value of the retirement benefits, was $17,143 and $15,809. The plan is unfunded. However, life insurance has been acquired on the life of the employee in an amount sufficient to discharge the obligation.


Note 12.   Income Taxes

           Net deferred tax (liabilities) consist of the following components as of December 31, 1998 and 1997:

                                                                        1998              1997
                                                                    ------------      ------------
             Deferred tax assets:
                Allowance for loan losses                           $    246,589      $    216,313
                Deferred compensation                                     29,992            24,655
                Unearned loan fees                                            --             2,159
                Interest on nonaccrual loans                               1,040             4,819
                Loss on capital assets                                    38,213            28,391
                Securities available for sale                                 --           102,363
                                                                    ------------      ------------
                                                                    $    315,834      $    378,700
                                                                    ------------      ------------
             Deferred tax liabilities:
                Property and equipment                              $    296,686      $    287,409
                Prepaid pension costs                                    199,866           185,644
                Securities available for sale                             92,413                --
                                                                    ------------      ------------
                                                                    $    588,965      $    473,053
                                                                    ------------      ------------

                                                                    $   (273,131)     $    (94,353)
                                                                    ============      ============

           The provision for income taxes charged to operations for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                                                      1998              1997              1996
                                                  ------------      ------------      ------------
             Current tax expense                  $    872,799      $    881,675      $    659,730
             Deferred tax expense (benefit)            (15,998)          (19,508)           68,349
                                                  ------------      ------------      ------------
                                                  $    856,801      $    862,167      $    728,079
                                                  ============      ============      ============


                   Notes to Consolidated Financial Statements



           The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 1998, 1997 and 1996, due to the following:

                                                          1998              1997              1996
                                                      ------------      ------------      ------------
             Computed "expected" tax expense          $  1,302,695      $  1,187,799      $    938,069
             Increase (decrease) in income taxes
               resulting from:
                     Tax-exempt interest income           (409,916)         (284,689)         (175,099)
                     Other, net                            (35,978)          (40,943)          (34,891)
                                                      ------------      ------------      ------------
                                                      $    856,801      $    862,167      $    728,079
                                                      ============      ============      ============


Note 13.   Related Party Transactions

           The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Company for loans totaling $3,246,556 and $2,783,606 at December 31, 1998 and 1997, respectively. During 1998, total principal additions were $2,587,147 and total principal payments were $2,124,197.


Note 14.   Contingent Liabilities and Commitments

           In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Company does not anticipate any material loss as a result of these transactions.

           See   Note  17   with   respect   to   financial   instruments   with
           off-balance-sheet risk.

           The  Company  must  maintain  a  reserve   against  its  deposits  in
           accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 1998 and 1997, the aggregate amounts of daily average required reserves were approximately $1,207,000 and $1,239,000, respectively.

           The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue, and is developing a remediation plan to resolve the Issue. The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is heavily dependent on computer processing in the conduct of its business activities. Failure of these systems could have a significant impact on the Company's operations.

                   Notes to Consolidated Financial Statements



Note 15.   Earnings Per Share

           The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common stockholders. Earnings per share amounts for prior periods have been restated to give effect to the application of Statement 128 which was adopted by the Company in 1997.

                                             1998                         1997                         1996
                                   -------------------------    -------------------------    -------------------------
                                                      Per                          Per                          Per
                                                     Share                        Share                        Share
                                     Shares         Amount        Shares         Amount        Shares         Amount
                                   -----------   -----------    -----------   -----------    -----------   -----------
           Basic EPS                 1,802,744   $      1.65      1,740,966   $      1.51      1,719,676   $      1.18
                                                 ===========                  ===========                  ===========

           Effect of dilutive
               securities:
                  Stock options         18,511                           --                           --
                                   -----------                  -----------                  -----------
                  Diluted EPS        1,821,255   $      1.63      1,740,966   $      1.51      1,719,676   $      1.18
                                   ===========   ===========    ===========   ===========    ===========   ===========


Note 16.   Retained Earnings

           Transfers of funds from the banking subsidiary to the Parent Corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 1998, the aggregate amount of unrestricted funds which could be transferred from the Company's subsidiaries to the Parent Corporation, without prior regulatory approval, totaled $2,868,092, 12.5% of the total consolidated net assets.


Note 17.   Financial Instruments With Off-Balance-Sheet Risk and Credit Risk

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

                   Notes to Consolidated Financial Statements



           A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 1998 and 1997, is as follows:

                                                                   1998             1997
                                                               ------------     ------------
           Financial instruments whose contract
             amounts represent credit risk:
                  Commitments to extend credit                 $ 17,060,000     $ 12,396,000
                  Standby letters of credit                    $  1,162,184     $  1,185,514

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

           Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1998, varies from 0 percent to 100 percent; the average amount collateralized is 16 percent.

           The Company has approximately $5,319,841 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 1998.


Note 18.   Disclosures About Fair Value of Financial Instruments

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

               Deposits and Borrowings

                   The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. For all other deposits and borrowings, the fair value is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

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

                   At December 31, 1998 and 1997, the difference between the carrying amounts and fair values of loan commitments and standby letters of credit were immaterial.

                   Notes to Consolidated Financial Statements


                   The  estimated   fair  values  of  the  Company's   financial
                   instruments are as follows:

                                                                    1998                          1998
                                                         -------------------------     -------------------------
                                                          Carrying        Fair          Carrying        Fair
                                                           Amount         Value          Amount         Value
                                                         -----------   -----------     -----------   -----------
                                                               (in thousands)                (in thousands)
           Financial assets:
              Cash and short-term investments            $    12,813   $    12,813     $     8,609   $     8,609
              Securities                                      57,786        58,159          63,696        63,958
              Loans                                          120,259       122,342         103,253       104,562
              Loans held for sale                              4,672         4,672              --            --
                                                         -----------   -----------     -----------   -----------
                         Total financial assets          $   195,530   $   197,986     $   175,558   $   177,129
                                                         ===========   ===========     ===========   ===========

           Financial liabilities:
              Deposits                                   $   172,680   $   173,008     $   156,554   $   156,846
              Securities sold under agreements
                 to repurchase                                 2,530         2,530           3,048         3,048
              Federal Home Loan Bank advances                  1,000         1,008           2,800         2,800
              Long-term debt                                   5,000         5,000              --            --
                                                         -----------   -----------     -----------   -----------
                         Total financial liabilities     $   181,210   $   181,546     $   162,402   $   162,694
                                                         ===========   ===========     ===========   ===========

Note 19.   Capital Requirements

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

           Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

           As of December 31, 1998, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                   Notes to Consolidated Financial Statements



           The Company's actual capital amounts and ratios are also presented in the table.


                                                                                                        To Be Well
                                                                                                    Capitalized Under
                                                                         For Capital                Prompt Corrective
                                           Actual                     Adequacy Purposes             Action Provisions
                                --------------------------      --------------------------     --------------------------
                                   Amount         Ratio            Amount         Ratio           Amount         Ratio
                                -----------    -----------      -----------    -----------     -----------    -----------
                                                                      (in thousands)
As of December 31, 1998:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated              $    22,626          17.9%      =>$  10,112     =>    8.0%                N/A
      The Middleburg Bank       $    18,012          14.4%      =>$   9,977     =>    8.0%     =>$  12,471    =>   10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated              $    21,563          17.1%      =>$   5,056     =>    4.0%                N/A
      The Middleburg Bank       $    16,949          13.6%      =>$   4,988     =>    4.0%     =>$   7,482    =>    6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated              $    21,563          11.2%      =>$   7,723     =>    4.0%                N/A
      The Middleburg Bank       $    16,949           9.0%      =>$   7,499     =>    4.0%     =>$   9,374    =>    5.0%

As of December 31, 1997:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated              $    21,678          19.7%      =>$   8,803     =>    8.0%                N/A
      The Middleburg Bank       $    17,558          16.2%      =>$   8,694     =>    8.0%     =>$  10,867    =>   10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated              $    20,704          18.8%      =>$   4,401     =>    4.0%                N/A
      The Middleburg Bank       $    16,584          15.3%      =>$   4,347     =>    4.0%     =>$   6,520    =>    6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated              $    20,704          11.8%      =>$   6,994     =>    4.0%                N/A
      The Middleburg Bank       $    16,584           9.8%      =>$   6,781     =>    4.0%     =>$   8,477    =>    5.0%


                   Notes to Consolidated Financial Statements



Note 20.   Condensed Financial Information - Parent Corporation Only

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                            (Parent Corporation Only)

                                 Balance Sheets
                           December 31, 1998 and 1997



             Assets                                                     1998                  1997
                                                                  ----------------      ---------------

Cash on deposit with subsidiary bank                              $          1,161      $         1,255
Money market fund                                                        1,393,787              713,403
Securities available for sale                                            2,425,780            2,383,400
Investment in subsidiaries, at cost, plus
  equity in undistributed net income                                    18,088,219           17,343,024
Organizational expenses, net                                                   - -               19,236
Goodwill                                                                 1,120,798            1,181,110
Other assets                                                                65,044               44,700
                                                                  ----------------      ---------------

               Total assets                                       $     23,094,789      $    21,686,128
                                                                  ================      ===============

   Liabilities and Shareholders' Equity

Liabilities
  Other liabilities                                               $        231,715      $            --
                                                                  ----------------      ---------------

Shareholders' Equity
  Common stock                                                    $      8,894,970      $     9,062,970
  Capital surplus                                                        1,293,046            1,948,246
  Retained earnings                                                     12,495,550           10,873,617
  Accumulated other comprehensive income (loss)                            179,508             (198,705)
                                                                  ----------------      ---------------
               Total shareholders' equity                         $     22,863,074      $    21,686,128
                                                                  ----------------      ---------------

               Total liabilities and shareholders' equity         $     23,094,789      $    21,686,128
                                                                  ================      ===============

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                            (Parent Corporation Only)

                              Statements of Income
                  Years Ended December 31, 1998, 1997 and 1996


                                                                   1998               1997              1996
                                                             -------------     --------------     -------------
Income
  Dividends from subsidiary                                  $   2,586,000     $    1,201,074     $     704,000
  Dividends from investments                                       197,150            224,804           226,896
  Interest                                                          33,198             13,110             5,351
  (Losses) on securities available
    for sale, net                                                  (28,889)           (83,503)               --
                                                             -------------     --------------     -------------
        Total income                                         $   2,787,459     $    1,355,485     $     936,247
                                                             -------------     --------------     -------------

Expenses
  Amortization                                               $      79,548     $       41,617     $      16,487
  Legal and professional fees                                       32,385             21,132            18,620
  Printing and supplies                                             22,605             17,270             8,818
  Other                                                             73,310                889             1,124
                                                             -------------     --------------     -------------
        Total expenses                                       $     207,848     $       80,908     $      45,049
                                                             -------------     --------------     -------------

        Income before allocated tax benefits and
          undistributed income of subsidiaries               $   2,579,611     $    1,274,577     $     891,198

Income tax expense (benefit)                                       (15,593)           (18,659)           10,770
                                                             -------------     --------------     -------------

        Income before equity in undistributed
          income of subsidiaries                             $   2,595,204     $    1,293,236     $     880,428

Equity in undistributed income of subsidiaries                     379,450          1,338,124         1,150,518
                                                             -------------     --------------     -------------

        Net income                                           $   2,974,654     $    2,631,360     $   2,030,946
                                                             =============     ==============     =============

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                            (Parent Corporation Only)

                            Statements of Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996


                                                                      1998                 1997               1996
                                                              ----------------      -------------       -------------
Cash Flows from Operating Activities
  Net income                                                  $      2,974,654      $   2,631,360       $   2,030,946
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization                                                      79,548             41,617              16,487
      Undistributed earnings of subsidiaries                          (379,450)        (1,338,124)         (1,150,518)
      Loss on sale of securities available for sale                     28,889             83,503                  --
      (Increase) decrease in other assets                              (20,345)           (40,554)              5,709
      Decrease in other liabilities                                    (37,170)                --                  --
                                                              ----------------      -------------       -------------
            Net cash provided by
              operating activities                            $      2,646,126      $   1,377,802       $     902,624
                                                              ----------------      -------------       -------------

Cash Flows from Investing Activities
  Purchase of securities available for sale                   $     (1,275,000)     $  (1,334,984)      $    (100,000)
  Proceeds from sale of securities available
    for sale                                                         1,218,236          1,908,497                  --
  Purchase of intangibles                                                  - -           (175,182)                 --
                                                              ----------------      -------------       -------------
            Net cash provided by (used in)
              investing activities                            $        (56,764)     $     398,331       $    (100,000)
                                                              ----------------      -------------       -------------

Cash Flows from Financing Activities
  Purchase of common stock                                    $       (823,200)     $    (635,348)      $          --
  Cash dividends paid                                               (1,085,872)          (574,525)           (722,264)
                                                              ----------------      -------------       -------------
            Net cash (used in)
              financing activities                            $     (1,909,072)     $  (1,209,873)      $    (722,264)
                                                              ----------------      -------------       -------------

            Increase in cash and
              cash equivalents                                $        680,290      $     566,260       $      80,360

Cash and Cash Equivalents
  Beginning                                                            714,658            148,398              68,038
                                                              ----------------      -------------       -------------
  Ending                                                      $      1,394,948      $     714,658       $     148,398
                                                              ================      =============       =============

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INDEPENDENT COMMUNITY
                                          BANKSHARES, INC.



Date:  March 29, 1999                  By:      /s/ Joseph L. Boling
                                           -------------------------------------
                                           Joseph L. Boling
                                           President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                       Title                              Date

           /s/ Joseph L. Boling                       President and Chief Executive             March 23, 1999
-------------------------------------------               Officer and Director
              Joseph L. Boling                        (Principal Executive Officer)


           /s/ Alice P. Frazier                 Senior Vice President and Chief Financial       March 23, 1999
-------------------------------------------         Officer (Principal Financial and
              Alice P. Frazier                             Accounting Officer)


                                                                Director
-------------------------------------------                                                     March __, 1999
             Howard M. Armfield


          /s/ Childs Frick Burden                               Director                        March 26, 1999
-------------------------------------------
             Childs Frick Burden


           /s/ J. Lynn Cornwell, Jr.                            Director                        March 26, 1999
-------------------------------------------
            J. Lynn Cornwell, Jr.


           /s/ William F. Curtis                                Director                        March 29, 1999
-------------------------------------------
              William F. Curtis


                                                                Director                        March __, 1999
-------------------------------------------
               F.E. Deacon III


         /s/ George A. Horkan, Jr.                              Director                        March 26, 1999
-------------------------------------------
           George A. Horkan, Jr.


                                                                Director                        March __, 1999
-------------------------------------------
           C. Oliver Iselin, III


           /s/ William S. Leach                                 Director                        March 26, 1999
-------------------------------------------
              William S. Leach


                                                                Director                        March __, 1999
-------------------------------------------
              Thomas W. Nalls


            /s/ John C. Palmer                                  Director                        March 29, 1999
-------------------------------------------
              John C. Palmer


                                                                Director                        March __, 1999
-------------------------------------------
                John Sherman


            /s/ Millicent W. West                               Director                        March 29, 1999
-------------------------------------------
              Millicent W. West


           /s/ Edward T. Wright                                 Director                        March 25, 1999
-------------------------------------------
             Edward T. Wright


                                INDEX TO EXHIBITS

Number                              Document

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

  3.2         Bylaws of  Independent  Community  Bankshares,  Inc.,  attached as
              Exhibit 3.2 to the Form S-4, incorporated herein by reference.

  10.1 Employment Agreement, dated as of January 1, 1998, between Independent Community Bankshares, Inc. and Joseph L. Boling.

  10.2        Independent Community Bankshares, Inc. 1997 Stock Option Plan.

  21          Subsidiaries of the Registrant.

  27          Financial Data Schedule (filed electronically only).