Form 10QSB
period 1999-03-31
INDEPENDENT COMMUNITY BANKSHARES INC
filed 1999-05-14
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

          1,778,994 shares of common stock, par value $5.00 per share, outstanding as of May 10, 1999

         * This Form 10-QSB also covers 276,600 Contractual Rights to Contingent Merger Consideration, which are registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on June 27, 1997.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.


                                      INDEX

Part I.    Financial Information                                                                        Page No.

           Item 1.    Financial Statements

                           Consolidated Balance Sheets                                                       3

                           Consolidated Statements of Income                                                 4

                           Consolidated Statements of Changes in Shareholders' Equity                        5

                           Consolidated Statements of Cash Flows                                             6

                           Notes to Consolidated Financial Statements                                        7

           Item 2.    Management's Discussion and Analysis of Results of
                      Operation and Financial Condition                                                     10


Part II.   Other Information

           Item 1.    Legal Proceedings                                                                     14
           Item 2.    Change in securities                                                                  14
           Item 3.    Defaults upon senior securities                                                       14
           Item 4.    Submission of Matters to a Vote of Security Holders                                   14
           Item 5.    Other information                                                                     14
           Item 6.    Exhibits and Reports on Form 8-K                                                      14

           Signatures                                                                                       15

                          Part 1. Financial Information

Item 1.      FINANCIAL STATEMENTS

                     Independent Community Bankshares, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                                 (Unaudited)
                                                                                  March 31,           December 31,
                                                                                     1999                 1998
                                                                              -------------------  -------------------
Assets:
   Cash and due from banks                                                             $   6,577           $    8,161
   Interest-bearing balances in banks
                                                                                               4                  109
   Temporary investments:
       Federal funds sold                                                                  6,286                1,421

       Other money market investments                                                      1,947                3,122

   Securities (fair value:  March 31, 1999,
     $ 60,989, December 31, 1998, $ 58,159)                                               60,637               57,786

   Loans, net                                                                            126,817              124,932

   Bank premises and equipment, net                                                        6,023                5,852

   Other assets                                                                            4,161                4,020
                                                                              -------------------  -------------------

         Total assets                                                                  $ 212,452           $  205,403
                                                                              ===================  ===================

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing                                                             $  35,893           $   36,883
      Interest bearing                                                                   141,999              135,797
                                                                              -------------------  -------------------
           Total deposits                                                              $ 177,892           $  172,680

  Federal funds purchased                                                                 $    -              $     -
  Securities sold under agreements to
    Repurchase                                                                             4,943                2,530

  Federal Home Loan Bank advances                                                          5,000                6,000

  Other liabilities                                                                        1,534                1,330
                                                                              -------------------  -------------------
          Total liabilities                                                            $ 189,369           $  182,540

Shareholders' Equity
  Common stock par value $5.00 per
   share, authorized 10,000,000 shares;
   issued and outstanding at March 31, 1999 - 1,778,994
   issued and outstanding at December 31, 1998 - 1,778,994                             $   8,895           $    8,895
  Capital surplus                                                                          1,293                1,293

  Retained earnings                                                                       12,916               12,495

  Unrealized gain (loss) on securities
    available for sale, net                                                                 (21)                  180
                                                                              -------------------  -------------------
           Total shareholders' equity                                                  $  23,083           $   22,863

Total liabilities and shareholders' equity                                             $ 212,452           $  205,403
                                                                              ===================  ===================

See Accompanying Notes to Consolidated Financial Statements.

                     Independent Community Bankshares, Inc.
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                             Unaudited                          Unaudited
                                                ----------------------------------------------------------------------
                                                        For the Three Months                 For the Quarter
                                                          Ended March 31,                    Ended March 31,
                                                     1999              1998               1999              1998
                                                ---------------   ---------------    ----------------  ---------------
Interest Income
  Interest and fees on loans                         $   2,672          $  2,422           $   2,672         $  2,422
  Interest on investment securities
     Taxable                                                 8                27                   8               27
     Exempt from federal income taxes                      145               163                 145              163
  Interest on securities available for sale
     Taxable                                               352               484                 352              484
     Exempt from federal income taxes                      216               156                 216              156
     Dividends                                              42                46                  42               46
  Interest on federal funds sold and other                  76                17                  76               17
                                                ---------------   ---------------    ----------------  ---------------
      Total interest income                          $   3,511          $  3,315           $   3,511         $  3,315

Interest expense
  Interest on deposits                               $   1,181          $  1,244           $   1,181         $  1,244
  Interest on FHLB advances                                 71                38                  71               38
  Interest on short-term borrowings                         32                 5                  32                5
                                                ---------------   ---------------    ----------------  ---------------
      Total interest expense                         $   1,284          $  1,287           $   1,284         $  1,287

      Net interest income                            $   2,227          $  2,028           $   2,227         $  2,028

Provision for loan losses                                   81                45                  81               45
                                                ---------------   ---------------    ----------------  ---------------

      Net interest income after provision
       for loan losses                               $   2,146          $  1,983           $   2,146         $  1,983

Other Income
  Commissions and fees from fiduciary
    Activities                                       $     248          $    220           $     248         $    220
  Service charges on deposit accounts                      246               214                 246              214
  Net gains (losses) on securities
     available for sale                                    (8)              (12)                 (8)             (12)
  Other operating income                                   177                38                 177               38
                                                ---------------   ---------------    ----------------  ---------------
      Total other income                             $     663          $    460           $     663         $    460

Other Expense
  Advertising                                        $      82          $     32           $      82         $     32
  Salaries and employee benefits                         1,072               871               1,072              871
  Net occupancy expense of premises                        203               164                 203              164
  Other operating expenses                                 535               428                 535              428
                                                ---------------   ---------------    ----------------  ---------------
       Total other expense                           $   1,892          $  1,495           $   1,892         $  1,495
                                                ---------------   ---------------    ----------------  ---------------
       Income before income taxes                    $     917          $    948           $     917         $    948

       Income taxes                                        195               236                 195              236

                                                ---------------   ---------------    ----------------  ---------------
       Net income                                    $     722          $    712           $     722         $    712
                                                ===============   ===============    ================  ===============

Earnings per weighted average share:
  (1999 - 1,778,994
    1998 - 1,812,594 shares)                         $    0.40          $   0.39           $    0.40         $   0.39
Net income per diluted share                         $    0.17          $   0.15           $    0.17         $   0.15
Dividends per share

See Accompanying Notes to Consolidated Financial Statements.

                     Independent Community Bankshares, Inc.
            Consolidated Statement of Changes in Shareholders' Equity
               For the Three Months Ended March 31, 1999 and 1998
                                 (In Thousands)
                                  (Unaudited)

                                                                   Accumulated
                                                                      Other
                                          Common     Capital       Comprehensive    Retained     Comprehensive
                                          Stock      Surplus          Income        Earnings        Income         Total
                                        ----------- -----------  ----------------- ------------ ---------------- -----------
Balances - December 31, 1997               $ 9,063     $ 1,948        $     (199)     $ 10,873        $       -    $ 21,685

Comprehensive Income
  Net income                                                                               712              712         712
  Other comprehensive income
     net of tax                                                                                               -
  Unrealized loss on available for
     sale securities                                                                                        150
  Less:  Reclassification adjustment for
     gains realized in net income                                                                             -
                                                                                                ----------------

  Other comprehensive income, net of tax                                     150                            150         150
                                                                                                ----------------
  Total comprehensive income                                                                          $     862
                                                                                                ================
  Cash dividends                                                                          (273)                        (273)

                                        ----------- -----------  ----------------- ------------                  -----------

Balances - March 31, 1998                  $ 9,063     $ 1,948        $      (49)     $ 11,312                     $ 22,274
                                        =========== ===========  ================= ============                  ===========


Balances - December 31, 1998               $ 8,895     $ 1,293        $      180      $ 12,495        $       -    $ 22,863

Comprehensive Income
  Net income                                                                               722              722         722
  Other comprehensive income
     net of tax                                                                                            (201)
  Unrealized loss on available for
     sale securities
  Less:  Reclassification adjustment for
     gains realized in net income
                                                                                                ----------------
  Other comprehensive income, net of tax                                    (201)                          (201)       (201)
                                                                                                ----------------
  Total comprehensive income                                                                          $     521
                                                                                                ================
  Cash dividends declared                                                                 (301)                        (301)
                                        ----------- -----------  ----------------- ------------                  -----------

Balances - March 31, 1999                  $ 8,895     $ 1,293        $      (21)     $ 12,916                     $ 23,083
                                        =========== ===========  ================= ============                  ===========


See Accompanying Notes to Consolidated Financial Statements.

                     Independent Community Bankshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                         For the Three Months Ended
                                                                  ----------------------------------------
                                                                     March 31,              March 31,
                                                                       1999                    1998
                                                                  ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $    722             $    712
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for loan losses                                                  81                   45
     Depreciation and amortization                                             151                  134
     Net (gains) losses on securities available for sale                         7                    -
     Discount accretion and premium amortization
       on securities, net                                                       29                   39
     Deferred taxes                                                              -                    -
     Net (gains) losses on sale of assets                                       (7)                   -
    Net loss on sale of other real estate                                        5
    (Increase) decrease in accrued interest receivable                        (357)                 (64)
    Decrease in prepaid income taxes                                             -                   99
    (Increase) in other assets                                                   -                  (95)
    Increase in accrued interest payable                                       307                  (10)
    Increase in other liabilities                                                -                 (102)
                                                                  -----------------    -----------------
      Net cash provided by operating activities                           $    938             $    758

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and
     calls of investment securities                                       $      -             $    249
  Proceeds from maturity, principal paydowns and
     calls of securities available for sale                                  1,528                1,553
  Proceeds from sale of securities available
    for sale                                                                 1,735                  354
  Proceeds from sale of bank premises and equipment                             75                    -
  Purchase of investment securities                                              -                    -
  Purchase of securities available for sale                                 (6,453)              (1,068)
  Net (increase) in loans                                                   (1,966)              (3,800)
  Proceeds from sale of other real estate                                      195                    -
  Purchases of bank premises and equipment                                    (375)                (156)
                                                                  -----------------    -----------------
     Net cash (used in) investing activities                              $ (5,261)            $ (2,868)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
     and savings accounts                                                 $  4,809             $    133
  Net (decrease) increase in certificates of deposits                          403                  319
  Proceeds from Federal Home Loan Bank advances                                  -                    -
  Dividends declared                                                          (301)                (273)
  Acquisition of common stock                                                    -                    -
  Issuance of common stock                                                       -                    -
  Payment on Federal Home Loan Bank advances                                (1,000)                   -
  New borrowings for Federal Home Loan Bank Advances                             -                1,200
  Increase (decrease) in securities sold under agreement to
     Repurchase                                                              2,413               (1,236)
                                                                  -----------------    -----------------
     Net cash provided by financing activities                            $  6,324             $    143

    Increase in cash and cash equivalents                                 $  2,001             $ (1,967)
CASH AND CASH EQUIVALENTS
  Beginning                                                               $ 12,813             $  8,609
                                                                  =================    =================

  Ending                                                                 $  14,814             $  6,642
                                                                  =================    =================

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                              1,188                1,225
    Income taxes                                                                 -                  135

SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain (loss) on securities available for sale                    (303)                 (74)

See Accompanying Notes to Consolidated Financial Statements.

                     Independent Community Bankshares, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998


Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and changes in cash flows for the three months ended March 31, 1999 and 1998. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1998. The results of operations for the three month periods ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

Note 2.      Securities

         Securities being held to maturity as of March 31, 1999 are summarized as follows:

                                 ---------------------------------------------------------
                                                      Gross         Gross
                                    Amortized      Unrealized    Unrealized     Market
                                      Cost            Gains       (Losses)       Value
                                 ---------------------------------------------------------
                                                       (In Thousands)
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                        $      502       $      1      $     -      $   503

Obligations of states and
  Political subdivisions                  11,911            352           (1)      12,262


Mortgaged backed securities                  149              -            -          149
                                 ================ ============== ============ ============
                                      $   12,562       $    353      $    (1)    $ 12,914
                                 ================ ============== ============ ============

         Securities available for sale as of March 31, 1999 are summarized below:

                                 -----------------------------------------------------------
                                                      Gross          Gross
                                    Amortized       Unrealized     Unrealized      Market
                                      Cost             Gains        (Losses)       Value
                                 -----------------------------------------------------------
                                                         (In Thousands)
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                        $    3,767        $     1       $   (28)     $  3,740

Corporate securities                       2,500             22           (29)        2,493

Obligations of states and
  Political subdivisions                  18,583            310          (180)       18,713

Mortgaged backed securities               22,336             54          (176)       22,214

Other                                        915              -              -          915
                                 ---------------- -------------- -------------- -----------
                                      $   48,101       $    387       $  (413)     $ 48,075
                                 ================ ============== ============== ===========


Note 3.      The consolidated loan portfolio is composed of the following:

                                                    ------------------------------------
                                                       March 31,         December 31,
                                                         1999                1998
                                                    ------------------------------------
                                                              (In Thousands)
  Commercial, financial and agricultural                 $   19,821         $    18,880

  Real estate construction                                    6,553               5,436

  Real estate mortgage                                       93,792              93,584

  Installment loans to individuals                            7,803               8,095
                                                    ----------------    ---------------

Total loans                                                 127,969             125,995


            Allowance for loan losses                        (1,152)             (1,063)
                                                    ----------------    ----------------

                                                         $  126,817         $   124,932
Loans, net                                          ================    ================


         The Company had $462,000 in non-performing assets at March 31, 1999.

Note 4. The following is a summary of transactions in the reserve for loan losses:

                                             -----------------------------------
                                                March 31,        December 31,
                                                   1999              1998
                                             -----------------------------------
                                                       (In Thousands)

Balance at January 1                                 $  1,063         $     974
Provision charged to operating expense                     81               135
Recoveries added to the reserve                             9                40
Loan losses charged to the reserve                         (1)              (86)
                                             -----------------  ----------------
Balance at the end of the period                     $  1,152        $    1,063
                                             =================  ================


Note 5.      Earnings Per Share

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders. Earnings per share amounts for prior periods have been restated to give effect to the application of Statement 128 that was adopted by the Company in 1997.

                               March 31, 1999            March 31, 1998
                                        Per share                 Per share
                             Shares       Amount       Shares       Amount
                          ------------ ------------ ------------ ------------

Basic EPS                   1,778,994      $  0.41    1,812,594      $  0.39
                                       ============              ============

Effect of dilutive
  securities:
    stock options (1)          13,825                         -
                          ------------              ------------

Diluted EPS                 1,792,819      $  0.40    1,812,594      $  0.39
                          ============ ============ ============ ============


(1) The anti-dilutive effects of 32,000 options were not included in the calculation.


Note 6.      New Accounting Pronouncements

         FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary

         Net income for the three months ended March 31, 1999 increased 1.4% to $722 thousand or $.40 per diluted share for the first quarter of 1999 compared to $712 thousand or $.39 per diluted share for the first three months of 1998. Annualized returns on average assets and equity for the period ended March 31, 1999 were 1.40% and 12.75%, respectively, compared to 1.54% and 13.66% for the same period in 1998.

         The total assets of Independent Community Bankshares, Inc. (the "Company") increased to $212.5 million at March 31, 1999 compared to $205.4 million at December 31, 1998 representing an increase of $7.1 million or 3%. Total loans at March 31, 1999, were $126.8 million, an increase of $1.9 million from the December 31, 1998 balance of $124.9 million. Continued loan demand fueled the loan growth experienced for the first three months of 1999. The investment portfolio increased 4.8% to $60.6 million at March 31, 1999 compared to the $57.8 million balance at December 31, 1998. Funds from deposit growth were used to purchase both obligations of U.S. Government Agencies and obligations of States and Political Subdivisions. Deposits increased to $177.9 million at March 31, 1999, from the $172.3 million balance at December 31, 1998, representing an increase of $5.6 million or 3.4%.

         Shareholders' equity at March 31, 1999 totaled $23.1 million compared to $22.9 million at December 31, 1998. The book value per common share on March 31,1999 was $12.98 per share compared to $12.85 at December 31, 1998.

Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $2.2 million for the first three months of 1999 compared to $2.0 million for the same period in 1998. Net interest income has been positively affected by a 5.58% increase in average earning assets during the first quarter of 1999.

Noninterest Income

         Service charges on deposit accounts for the first three months of 1999 totaled $246 thousand compared to $214 thousand for the same period in 1998, an increase of 15%. Commission and fees from fiduciary activities were $248 thousand at March 31, 1999 compared to $220 thousand at March 31, 1998. Other Operating Income increased to $177 thousand at March 31, 1999 from the $38 thousand balance at March 31, 1998. Non-deposit investment sales commissions and loan fees from the mortgage banking department within The Middleburg Bank, the Company's banking subsidiary, account for a majority of the increase in other operating income. The Middleburg Bank opened its mortgage banking department in April 1998.

Noninterest Expense

         In support of the Company's continued growth, total noninterest expense consisting of employee related costs, occupancy and other overhead totaled $1.9 million for the first three months of 1999 compared to $1.5 million for the same period of 1998. This represents a 26.6% increase or $397 thousand. Branch expansion and mortgage banking has increased salary and benefit expense by 20.32% from $871 thousand in the first quarter of 1998 to $1.0 million for the same period in 1999. Increased marketing and Year 2000 expenses further added to the increase in non-interest expense.

Allowance for Loan Losses

         The allowance for loan losses at March 31, 1999 was $1.2 million. This is an increase of $100 thousand or 8.4% from December 31, 1998. The ratio of the allowance for loan losses to gross loans is .90%. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 1999. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholder's equity at March 31, 1999 was $23.1 million compared to $22.9 million at December 31, 1998. The retention of net income is the major contributing factor to the growth in shareholders' equity.

         At March 31, 1999 the Company's tier 1 and total risked-based capital ratios were 15.34% and 16.15%, respectively, compared to 17.1% and 17.9% at December 31, 1998. The Company's leverage ratio was 10.69% at March 31, 1999 compared to a ratio of 11.17% at December 31, 1998. The Company's capital structure places it above the regulatory guidelines which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has resources to protect against the risks inherent in its business.

Year 2000

         In recent months, there has been increasing public awareness and attention paid to the year 2000 problem, which stems from the inability of certain computerized devices (hardware, software and equipment) to process year-dates properly after 1999. Leap years and other dates may be included as related to the year 2000 problem. Affected devices may fail or malfunction unless repaired or replaced. Although the actual magnitude and effect of the issue cannot be reasonably determined in advance, the Company has given it high priority by appointing a Year 2000 team.

         In 1997 the Year 2000 team began its analysis of the possible implications to the Company of the year 2000 problem and the development of a plan to prevent the problem from adversely affecting its operations. The Company's year 2000 plans are subject to guidelines promulgated by the Federal Financial Institutions Examination Council ("FFIEC"). The Federal Reserve Bank of Richmond periodically measures the status of the Company's plans and progress, as outlined in the FFIEC guidelines.

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

         (2) Determination and control of the external aspects of the year 2000 problem. The focus of this area includes (a) assessing the potential for credit and liquidity problems within the Company as a result of the investments in, loans to and deposits from our significant customers as well as the risk of possible business interruption by relying on vendors of goods and services due to year 2000 problems affecting their technology or business, and (b) developing contingency plans to address failures by external parties to remediate fully any year 2000 problems that are material to the Company. Assessment of external parties is accomplished by written and verbal inquiry, and by research to the extent that reliable information is available.

         The Company had substantially completed both the internal and external testing by December 31, 1998 and plans to further test its computer systems during 1999 to confirm compliance with year 2000 data processing standards. The Company considers its current state of readiness in addressing the year 2000 problem to be adequate and expects to meet the timetable. The total cost of remediation and testing is estimated to be between $250 thousand and $350 thousand, with a majority of the costs being incurred during 1998. This estimate includes some costs, such as the purchase of computer hardware and software that qualifies as a depreciable or amortizable assets for accounting purposes, with the related depreciation or amortization recognized over the estimated lives of the related assets. However, the majority of the costs will be expensed as incurred. Through December 31, 1998, the Company had incurred approximately $175 thousand in noninterest expense associated with the year 2000 problem.

         The Company has concluded that customer awareness about year 2000 and banking is the key factor in minimizing customer concerns about the Company's progress in planning for the year 2000. During 1999, the Company plans to inform its customers about its progress through question and answer brochures, seminars and direct mailings.

         The Year 2000 team of has developed a preliminary contingency plan for areas deemed "mission critical" for continual operation. The preliminary contingency plan considers the likelihood of problem occurrences based on test results. The Company's preliminary and final contingency plan addresses operational issues, including communication links with other entities and the utility and availability of alternative sources among key vendor relationships. The Year 2000 team anticipates presenting its preliminary contingency plan to the Board of Directors early in 1999 with final contingency plan tested and complete by mid 1999. The Year 2000 team will monitor the status of each item as well.

         At this time, the Company believes that the most likely worst case year 2000 scenario would not have a material effect on the Company's results of operations, liquidity and financial condition for the year ending December 31, 2000. The Company does not foresee a material loss of revenue due to the year 2000 problem. The Company's contingency plan, however, is based on assessments of the likelihood of a problematic occurrence; the Company believes that no entity can address the virtually unlimited possible circumstances relating to year 2000 issues, including risks outside of the Company's primary marketplace of Loudoun County, Virginia. While considered unlikely, the failure of the Company to successfully implement its year 2000 plan, including modifications and conversions, or to adequately assess the likelihood of various events relating to the year 2000 issue, could have a material adverse effect on the Company's results of operations and financial condition.

         Additionally, there can be no assurances that the federal regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost or delay the completion of the Company's year 2000 plan.

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

Forward-Looking Statements

         Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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


                                          INDEPENDENT COMMUNITY BANKSHARES, INC.
                                                (Registrant)


Date:    May 10, 1999                     /s/ Joseph L. Boling
                                          --------------------------------------
                                          Joseph L. Boling
                                          Chairman of the Board & CEO


Date:    May 10, 1999                     /s/ Alice P. Frazier
                                          --------------------------------------
                                          Alice P. Frazier
                                          Senior Vice President & CFO