Form 10QSB
period 1999-06-30
INDEPENDENT COMMUNITY BANKSHARES INC
filed 1999-08-13
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

                                 (540) 777-6327
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes _X_ No ___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          1,778,994 shares of common stock, par value $5.00 per share, outstanding as of August 5, 1999

          o   This  Form  10-QSB  also  covers  276,600  Contractual  Rights  to
              Contingent Merger Consideration, which are registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on June 27, 1997.

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


                          Part 1. Financial Information

Item 1.  FINANCIAL STATEMENTS

                     Independent Community Bankshares, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                 (Unaudited)
                                                                   June 30,           December 31,
                                                                     1999                1998
                                                             ------------------   ------------------
Assets:
    Cash and due from banks                                  $            9,988   $            8,161
    Interest-bearing balances in banks                                       76                  109
    Temporary investments:
        Federal funds sold                                               12,925                1,421
        Other money market investments                                    1,847                3,122
    Securities (fair value:  June 30, 1999,
        $60,279, December 31, 1998, $58,159)                             60,137               57,786
    Loans, net                                                          136,256              124,932
    Bank premises and equipment, net                                      6,323                5,852
    Other assets                                                          4,303                4,020
                                                             ------------------   ------------------

           Total assets                                      $          231,855   $          205,403
                                                             ==================   ==================

Liabilities and Shareholders' Equity
Liabilities:
    Deposits:
        Non-interest bearing                                 $           44,294   $           36,883
        Interest bearing                                                152,387              135,797
                                                             ------------------   ------------------
           Total deposits                                    $          196,681   $          172,680

    Federal funds purchased                                  $                -   $                -
    Securities sold under agreements to
        Repurchase                                                        6,270                2,530
    Federal Home Loan Bank advances                                       5,000                6,000
    Other liabilities                                                     1,039                1,330
                                                             ------------------   ------------------
           Total liabilities                                 $          208,990   $          182,540
                                                             ------------------   ------------------

Shareholders' Equity
    Common stock par value $5.00 per
        share, authorized 10,000,000 shares;
        issued and outstanding at June 30, 1999 and
        December 31, 1998 - 1,778,994 shares                 $            8,895   $            8,895
    Capital surplus                                                       1,293                1,293
    Retained earnings                                                    13,525               12,495
    Unrealized gain (loss) on securities
        available for sale, net                                            (848)                 180
                                                             ------------------   ------------------
           Total shareholders' equity                        $           22,865   $           22,863

Total liabilities and shareholders' equity                   $          231,855   $          205,403
                                                             ==================   ==================

See Accompanying Notes to Consolidated Financial Statements

                      Independent Community Bankshares, Inc
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                        Unaudited                           Unaudited
                                                          -----------------------------------------------------------------------
                                                                   For the Six Months                    For the Quarter
                                                                     Ended June 30,                       Ended June 30,
                                                               1999               1998               1999               1998
                                                          --------------     --------------     --------------     --------------
Interest Income
    Interest and fees on loans                            $        5,597     $        4,952     $        2,925     $        2,530
    Interest on investment securities
        Taxable                                                       21                 49                 13                 22
        Exempt from federal income taxes                             283                320                138                157
    Interest on securities available for sale
        Taxable                                                      761                889                409                405
        Exempt from federal income taxes                             438                328                222                172
        Dividends                                                    127                107                 85                 61
    Interest on federal funds sold and other                         174                 85                 98                 68
                                                          --------------     --------------     --------------     --------------
        Total interest income                             $        7,401     $        6,730     $        3,890     $        3,415

Interest expense
    Interest on deposits                                  $        2,361     $        2,505     $        1,180     $        1,261
    Interest on FHLB advances                                        142                133                 71                 95
    Interest on short-term borrowings                                 92                  9                 60                  4
                                                          --------------     --------------     --------------     --------------
        Total interest expense                            $        2,595     $        2,647     $        1,311     $        1,360

        Net interest income                               $        4,806     $        4,083     $        2,579     $        2,055

Provision for loan losses                                            204                 90                123                 45
                                                          --------------     --------------     --------------     --------------

        Net interest income after provision
        for loan losses                                   $        4,602     $        3,993     $        2,456     $        2,010

Other Income
    Commissions and fees from fiduciary
        activities                                        $          512     $          424     $          264     $          204
    Service charges on deposit accounts                              553                463                307                249
    Net gains (losses) on securities
        available for sale                                           (11)               (52)                (3)               (40)
    Other operating income                                           310                165                133                127
                                                          --------------     --------------     --------------     --------------
        Total other income                                $        1,364     $        1,000     $          701     $          540

Other Expense
    Advertising                                           $          161     $           97     $           79     $           65
    Salaries and employee benefits                                 2,127              1,757              1,055                886
    Net occupancy expense of premises                                463                381                260                217
    Other operating expenses                                       1,120                924                585                496
                                                          --------------     --------------     --------------     --------------
        Total other expense                               $        3,871     $        3,159     $        1,979     $        1,664
                                                          --------------     --------------     --------------     --------------

        Income before income taxes                        $        2,095     $        1,834     $        1,178     $          886

        Income taxes                                                 461                468                266                232

                                                          ==============     ==============     ==============     ==============
        Net income                                        $        1,634     $        1,366     $          912     $          654
                                                          ==============     ==============     ==============     ==============
Earnings per diluted share:
    (1999 - 1,792,722, 1998 - 1,832,075 shares)
Net income per diluted share                                    $   0.91           $   0.75           $   0.51           $   0.36
Dividends per share                                             $   0.34           $   0.30           $   0.34           $   0.15

See Accompanying Notes to Consolidated Financial Statements

                     Independent Community Bankshares, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                 For the Six Months Ended June 30, 1999 and 1998
                                 (In Thousands)
                                   (Unaudited)

                                                                             Accumulated
                                                                                Other
                                                      Common      Capital    Comprehensive    Retained   Comprehensive
                                                       Stock      Surplus       Income        Earnings       Income         Total
                                                    -----------  ----------  -------------  -----------  -------------  -----------
Balances - December 31, 1997                        $     9,063  $    1,948  $        (199) $    10,874  $           -  $    21,686

Comprehensive Income
  Net income                                                                                      1,366          1,366        1,366
  Other comprehensive income
    net of tax                                                                                                     193
  Unrealized loss on available for
    sale securities                                                                                                  -
  Less:  Reclassification adjustment for
    gains realized in net income                                                                                     -
                                                                                                         -------------

  Other comprehensive income, net of tax                                              193                          193          193
                                                                                                         -------------
  Total comprehensive income                                                                             $       1,559
                                                                                                         =============
  Cash dividends                                                                                   (818)                       (818)
                                                    -----------  ----------  -------------  -----------                 -----------

Balances - June 30, 1998                            $     9,063  $    1,948  $          (6) $    11,422                 $    22,427
                                                    ===========  ==========  =============  ===========                 ===========


Balances - December 31, 1998                        $     8,895  $    1,293  $         180  $    12,495  $           -  $    22,863

Comprehensive Income
  Net income                                                                                      1,634          1,634        1,634
  Other comprehensive income
    net of tax                                                                                                  (1,028)
  Unrealized loss on available for
    sale securities
  Less:  Reclassification adjustment for
    gains realized in net income
                                                                                                         -------------

  Other comprehensive income, net of tax                                            (1,028)                     (1,028)      (1,028)
                                                                                                         -------------
  Total comprehensive income                                                                             $         606
                                                                                                         =============
  Cash dividends declared                                                                          (604)                       (604)
                                                    -----------  ----------  -------------  -----------                 -----------

Balances - June 30, 1999                            $     8,895  $    1,293  $        (848) $    13,525                 $    22,865
                                                    ===========  ==========  =============  ===========                 ===========

See Accompanying Notes to Consolidated Financial Statements

                     Independent Community Bankshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                                           For the Six Months Ended
                                                                                       -------------------------------
                                                                                          June 30,         June 30,
                                                                                            1999             1998
                                                                                       --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                           $        1,634   $        1,366
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                                                     204               90
    Depreciation and amortization                                                                 311              282
    Net (gains) losses on securities available for sale                                            12               52
    Discount accretion and premium amortization on securities, net                                 50               99
    Deferred taxes                                                                                  -              (23)
    Net (gains) losses on sale of assets                                                           (6)               -
    Net loss on sale of other real estate                                                           5                -
    Originations of loans held for sale                                                       (13,453)               -
    Proceeds from sales of loans held for sale                                                 15,529                -
    (Increase) decrease in prepaid income taxes                                                   (77)             101
    (Increase) decrease in other assets                                                          (153)            (226)
    Increase (decrease)  in other liabilities                                                     (45)             301
                                                                                       --------------   --------------
        Net cash provided by operating activities                                      $        4,011   $        2,042

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and calls on investment securities        $          526   $        2,637
  Proceeds from maturity, principal paydowns and
    calls of securities available for sale                                                      3,368            4,146
  Proceeds from sale of securities available for sale                                           1,835            2,024
  Proceeds from sale of bank premises and equipment                                               117                -
  Purchase of investment securities                                                              (250)               -
  Purchase of securities available for sale                                                    (9,449)          (5,655)
  Net (increase) in loans                                                                     (13,604)          (8,878)
  Proceeds from sale of other real estate                                                         195                -
  Purchases of bank premises and equipment                                                       (863)            (297)
                                                                                       --------------   --------------
        Net cash (used in) investing activities                                        $      (18,125)  $       (6,023)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts, and savings accounts                  $       20,849   $          530
  Net (decrease) increase in certificates of deposits                                           3,152              968
  Proceeds from Federal Home Loan Bank advances                                                     -            5,000
  Increase in Federal Funds sold                                                                    -            1,000
  Dividends declared                                                                             (604)            (818)
  Acquisition of common stock                                                                       -                -
  Issuance of common stock                                                                          -                -
  Payment on Federal Home Loan Bank advances                                                   (7,000)            (800)
  New borrowings for Federal Home Loan Bank Advances                                            6,000                -
  Increase (decrease) in securities sold under agreement to repurchase                          3,740             (230)
                                                                                       --------------   --------------
        Net cash provided by financing activities                                      $       26,137   $        5,650

    Increase in cash and cash equivalents                                              $       12,023   $        1,669
CASH AND CASH EQUIVALENTS
  Beginning                                                                            $       12,813   $        8,609
                                                                                       ==============   ==============

  Ending                                                                               $       24,836   $       10,278
                                                                                       ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                                        $        2,377   $        2,434
    Income taxes                                                                       $          559   $          505

SUPPLEMENTAL DISCLOSURES FOR NON-CASH
    INVESTING AND FINANCING ACTIVITIES
    Unrealized gain (loss) on securities available for sale                            $       (1,557)  $           (9)

See Accompanying Notes to Consolidated Financial Statements

                     Independent Community Bankshares, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                 For the Six Months Ended June 30, 1999 and 1998


Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the six months ended June 30, 1999 and 1998. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1998. The results of operations for the six month periods ended June 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

Note 2.  Securities

         Securities being held to maturity as of June 30, 1999 are summarized as follows:

                                    ------------------------------------------------------
                                                      Gross        Gross
                                      Amortized    Unrealized    Unrealized      Market
                                        Cost          Gains       (Losses)       Value
                                    ------------------------------------------------------
                                                         (In Thousands)
U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies                    $        751  $          1  $          -  $        752

Obligations of states and
    political subdivisions                11,406           143            (2)       11,547

Mortgaged backed securities                  125             -             -           125
                                    ------------  ------------  ------------  ------------
                                    $     12,282  $        144  $         (2) $     12,424
                                    ============  ============  ============  ============

         Securities available for sale as of June 30, 1999 are summarized below:

                                    ------------------------------------------------------
                                                      Gross        Gross
                                      Amortized    Unrealized    Unrealized      Market
                                        Cost          Gains       (Losses)       Value
                                    ------------------------------------------------------
                                                       (In Thousands)
U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies                    $      3,781  $          -   $       (94)  $     3,687

Corporate securities                       2,447            29           (60)        2,416

Obligations of states and
    political subdivisions                18,584            14          (585)       18,013

Mortgaged backed securities               23,411             5          (592)       22,824

Other                                        915             -             -           915
                                    ------------  ------------  ------------  ------------
                                    $     49,138  $         48  $     (1,331) $     47,855
                                    ============  ============  ============  ============

Note 3.  Loans

         The consolidated loan portfolio is composed of the following:

                                              ----------------------------------
                                                  June 30,        December 31,
                                                   1999              1998
                                              ----------------------------------
                                                         (In Thousands)

  Commercial, financial and agricultural      $        18,206   $        18,880

  Real estate construction                             10,287             5,436

  Real estate mortgage                                100,055            93,584

  Installment loans to individuals                      8,939             8,095
                                              ---------------   ---------------

Total loans                                           137,487           125,995

Less: Unearned income                                       -                 -

           Allowance for loan losses                   (1,231)           (1,063)
                                              ---------------   ---------------

Loans, net                                    $       136,256   $       124,932
                                              ===============   ===============

         The Company had $425,000 in non-performing assets at June 30, 1999.

Note 4.  Reserve for Loan Losses

         The following is a summary of transactions in the reserve for loan losses:

                                                   ----------------------------
                                                      June 30,     December 31,
                                                       1999           1998
                                                   ----------------------------
                                                           (In Thousands)

Balance at January 1                               $      1,063    $        974
Provision charged to operating expense                      163             135
Recoveries added to the reserve                              17              40
Loan losses charged to the reserve                          (54)            (86)
                                                   ------------    ------------
Balance at the end of the period                   $      1,189    $      1,063
                                                   ============    ============


Note 5.  Earnings Per Share

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders. Earnings per share amounts for prior periods have been restated to give effect to the application of FASB Statement No. 128 that was adopted by the Company in 1997.

                                 June 30, 1999               June 30, 1998
                                         Per share                    Per share
                             Shares        Amount        Shares        Amount
                          ------------  ------------  ------------  ------------

Basic EPS                    1,778,994  $       0.92     1,812,594  $       0.75
                                        ============                ============

Effect of dilutive
  securities:
    stock options(1)            13,728                      19,481
                          ------------                ------------
Diluted EPS                  1,792,722  $       0.91     1,832,075  $       0.75
                          ============  ============  ============  ============

(1) The anti-dilutive effects of 32,000 options were not included in the calculation.


Note 6.  New Accounting Pronouncements

         FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary

         Net income for the six months ended June 30, 1999 increased 19.62% to $1.6 million or $.92 per diluted share compared to $1.4 million or $.75 per diluted share for the first six months of 1998. Annualized returns on average assets and equity for the six months ended June 30, 1999 were 1.54% and 14.25%, respectively, compared to 1.45% and 12.32% for the same period in 1998.

         Total assets for Independent Community Bankshares, Inc. (the "Company") increased to $231.9 million at June 30, 1999 compared to $205.4 million at December 31, 1998, representing an increase of $26.5 million or 12.90%. Total loans at June 30, 1999 were $137.5 million, an increase of $12.6 million from the December 31, 1998 balance of $124.9 million. The driving forces behind the loan growth are the desire of the Company's customers to seek a local financial institution that has the ability to make decisions locally regarding credit as well as a good local economy. The investment portfolio increased 4.07% to $60.1 million at June 30, 1999 compared to $57.8 million at December 31, 1998. Funds from deposit growth not used for loans were used to purchase obligations of both the U.S. government and municipalities. Deposits increased $24.0 million to $196.7 million from $172.7 million at December 31, 1998. Growth in the transactional accounts account for $12.3 million of the increase during the first six months of 1998. Branch expansion and increased advertising have promoted awareness of the Company and resulted in additional business.

         Shareholders' equity totaled $22.9 million at June 30, 1998 and December 31, 1998. The book value per common share was $12.85 at June 30, 1998 and December 31, 1999.

         The Company opened two branches within Loudoun County and introduced internet banking during the second quarter of 1999.

Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $4.8 million for the first six months of 1999 compared to $4.1 million for the same period in 1998. The increase is largely due to growth in the average earning assets and a strong net interest margin.

Noninterest Income

         Noninterest income consisting of fees from deposit accounts, fiduciary activities as well as mortgage banking was $1.4 million for the first six months of 1999 compared to $1.0 million for the same period in 1998. Service charges on deposit accounts for the first six months of 1999 totaled $553 thousand compared to $463 thousand for the same period in 1998, an increase of 19.44%. Commissions and fees from fiduciary activities were $512 thousand for the six month period ending June 30, 1999 compared to $424 thousand for the same period in 1998. Other operating income increased to $310 thousand for the six months ending June 30, 1999 compared to $165 for the same period in 1998. Commissions from the Company's mortgage banking department account for a majority of the increase in other operating income. The mortgage banking department opened for business in April 1998.

Noninterest Expense

         Total noninterest expenses include employee related costs, occupancy and equipment expense and other overhead. Total noninterest expense was $3.9 million for the first six months of 1999 compared to $3.2 million for the same period in 1998. This is a 22.5% increase from 1998 to 1999. Salary and benefit expense increased 16.7% from $1.8 million for the six months ending June 30, 1998 to $2.1 million for the six months ending June 30, 1999. Net occupancy expense of premises increased 21.5% from $381 thousand for the six months ending June 30, 1998 to $463 thousand for the six months ending June 30, 1999. Two new branches, continued branch growth on pre-existing branches and mortgage banking continue to drive the increase in salary and employee benefit and occupancy expenses. During 1998, the Company implemented a new marketing strategy that continues throughout 1999. This new approach has increased advertising expenses by 66.0% from $97 thousand for the first six months of 1998 to $161 thousand for the same period in 1999.

Allowance for Loan Losses

         The allowance for loan losses at June 30, 1999 was $1.2 million compared to $1.1 million at June 30, 1998. The provision for loan losses for the first six months of 1999 was $204 thousand compared to $90 thousand for the same period of 1998. The growth in the loan portfolio has caused the ratio of the allowance for loan losses to total loans to decrease from .95% at June 30, 1998 to .90% at June 30, 1999. This decrease has caused the increase in the provision for loan losses in 1999. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at June 30, 1999. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholders' equity at June 30, 1999 and June 30, 1998 was $22.9 million. The payment of dividends to shareholders as well as the decrease in the market value of the investment portfolio are the contributing factors to lack of growth in shareholders' equity.

         At June 30, 1999 the Company's tier 1 and total risk-based capital ratios were 14.9% and 15.7%, respectively, compared to 17.1% and 17.9% at December 31, 1998. The Company's leverage ratio was 10.7% at June 30, 1999 compared to 11.2% at December 31, 1998. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has resources to protect against risk inherent in its business.

Year 2000

         The year 2000 issue is defined as the inability of certain computerized devices (hardware, software and equipment) to process the century date properly after 1999. Although the actual magnitude and effect of the issue cannot be reasonably determined in advance, the Company has given the issue high priority by appointing a Year 2000 team. The Year 2000 team includes eight members representing all areas and subsidiaries of the Company.

         In 1997 the Year 2000 team began its analysis of the possible application to the Company of the year 2000 issue and the development of a plan to prevent the problem from adversely affecting its operations. The Company's year 2000 plans are subject to guidelines promulgated by the Federal Financial Institutions Examination Council ("FFIEC"). The Federal Reserve Bank of Richmond regularly measures the status of the Company's plans and progress with site visits and teleconferences.

         The plan as adopted and refined by the Company to handle year 2000 issues can be divided into two principal areas:

         1.  Resolution  of the  internal  aspects of the year 2000  issue.  The focus of this area includes the effects of the year 2000 issue on the Company's technology, including computer hardware and software systems. The Company's internal technology plan includes (a) locating, listing and prioritizing the specific technology that is potentially subject to the year 2000 issue (referred to as the
             "inventory" phase), (b) assessing the actual exposure of such technology to the year 2000 issue by inquiry, research, testing and other means (the "assessment" phase), (c) selecting the method necessary to resolve the year 2000 issues that were identified, including replacement, upgrade, repair or abandonment and implementing the selected resolution method (the "remediation" phase), and (d) testing the remediated or converted technology to determine the efficacy of the resolutions (the "testing" phase).

         2. Determination and control of the external aspects of the year 2000 issue. The focus of this area includes (a) assessing the potential for credit and liquidity risks within the Company as a result of the investments in, loans to and deposits from our significant customers as well as the risk of possible business interruption by relying on vendors of goods and services whose technology or business is affected by the year 2000 issue, and (b) developing contingency plans to address failures by external parties to remediate fully any year 2000 issues that are material to the Company. Assessment of external parties is accomplished by written and verbal inquiry, and by research to the extent that reliable information is available.

         The Year  2000  team  has  spend  considerable  time  testing  both the internal  and  external  applications  deemed  as  "mission  critical"  to daily business operations. These applications affect the Company's customer information files. The testing was finalized by March 31, 1999 to confirm compliance with year 2000 data processing standards. In March 1999, the Company converted to a new automated teller machine service processor to complete the last conversion of a "mission critical" link. The processor has been tested and determined to be year 2000 compliant. The total cost of remediation and testing is estimated to be between $250 thousand and $350 thousand, with a majority of the costs being incurred during 1998 and early 1999. This estimate includes some costs, such as the purchase of computer hardware and software that qualifies as a depreciable or amortizable assets for accounting purposes, with the related depreciation or amortization recognized over the estimated lives of the related assets. However, the majority of the costs will be expensed as incurred. Through December 31, 1998, the Company had incurred approximately $175 thousand in noninterest expense associated with the year 2000 problem. Included in noninterest expense for the first six months of 1999 is $75 thousand of expense associated with the year 2000 problem.

         The Company has developed a program to continually assess the year 2000 risk amongst its large loan customers. The loan officers have been trained to complete a precredit year 2000 analysis for all new large loans and renewing large loans. The program tracks the progress towards year 2000 compliance of the identified customers. Loan documents contain convenants regarding the customer's responsibility towards bringing their company within compliance.

         The Company and its Year 2000 team feel strongly that customer education and awareness are crucial to the success of the year 2000 plan. The Company has hosted a public forum in March 1999 with a representative from the Federal Reserve Bank of Richmond and its own Year 2000 team. The Year 2000 team is currently establishing a toll free information hotline. The customers received a Year 2000 Readiness Question and Answer Disclosure about the Company's status. The same information has been posted on the Company's website. The Year 2000 team continues to provide employee training about the status of the Company's year 2000 plan.

         The Year 2000 team has developed a contingency plan for areas deemed "mission critical" for continual operation. The contingency plan considers the likelihood of problem occurrences based on test results. The Company's contingency plan addresses operational issues, including communication links with other entities and the utility and availability of alternative sources among key vendor relationships. The contingency plan has been approved by the Company's Board of Directors early in 1999 with testing of the contingency plan to begin early in the third quarter of 1999. The Year 2000 team will monitor the status of each item as well.

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

         The cost of the project and the date on which the Company plans to complete the year 2000 modifications are based on management's best estimates, which are based on numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from the Company's plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third party vendors to correct their software and hardware, the ability of significant customers to remedy their year 2000 issues and similar uncertainties.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Shareholders was held Wednesday, April 21, 1999 in Middleburg, Virginia. The shareholders were asked to elect 14 directors to serve for terms of one year each and to ratify the appointment of the firm Yount, Hyde & Barbour, PC as independent auditors for the fiscal year ending December 31, 1999.

         The votes cast for, against or withheld for the election of directors were as follows:

         -----------------------------------------------------------------------
                    Name                           For              Withheld
         -----------------------------------------------------------------------
             Howard M. Armfield                 1,158,925           1,250
         -----------------------------------------------------------------------
             Joseph L. Boling                   1,158,525           1,650
         -----------------------------------------------------------------------
             Childs Frick Burden                1,158,925           1,250
         -----------------------------------------------------------------------
             J. Lynn Cornwell, Jr.              1,158,825           1,350
         -----------------------------------------------------------------------
             William F. Curtis                  1,158,925           1,250
         -----------------------------------------------------------------------
             F. E. Deacon, III                  1,142,405          17,770
         -----------------------------------------------------------------------
             George A. Horkan, Jr.              1,158,825           1,350
         -----------------------------------------------------------------------
             C. Oliver Iselin, III              1,158,925           1,250
         -----------------------------------------------------------------------
             William S. Leach                   1,158,077           2,098
         -----------------------------------------------------------------------
             Thomas W. Nalls                    1,158,925           1,250
        ------------------------------------------------------------------------
             John C. Palmer                     1,158,925           1,250
         -----------------------------------------------------------------------
             John Sherman                       1,158,925           1,250
          ----------------------------------------------------------------------
             Millicent W. West                  1,158,925           1,250
         -----------------------------------------------------------------------
             Edward T. Wright                   1,158,925           1,250
         -----------------------------------------------------------------------

         The votes cast for, against or withheld for the remaining item were as follows:

----------------------------------- --------------- ------------- --------------
               Item                       For          Against       Abstain
----------------------------------- --------------- ------------- --------------
Independent Auditors - Yount,          1,158,693         200          1,282
Hyde & Barbour, P.C.
----------------------------------- --------------- ------------- --------------

Item 5.  Other Information.

         On August 9, 1999, the Company purchased 100 shares (the "Shares") of the capital stock of Gilkison Patterson Investment Advisers, Inc., an investment advisory firm based in Alexandria, Virginia ("GPIA"). The shares represent one percent of the issued and outstanding capital stock of GPIA. In connection with this purchase, the Company acquired the right (the "Merger Option") to purchase all of the remaining authorized, issued and outstanding shares of GPIA capital stock on or after July 1, 2001 and thereafter cause the merger of GPIA into the Company's wholly-owned subsidiary, The Tredegar Trust Company ("TTC"), both pursuant to a Stock Purchase and Redemption Agreement dated August 9, 1999 between the Company and GPIA, an Agreement and Plan of Reorganization dated August 9, 1999 by and among the Company, GPIA, and TTC, and certain related agreements. The consideration for the Shares and the Merger Option consisted of $2.26 million in cash and other non-stock consideration. Upon exercise of the Merger Option, the Company will purchase all of the remaining issued and outstanding shares of GPIA capital stock for an additional $3.8 million in cash and shares of the Company's common stock, and GPIA will be merged into TTC, with TTC remaining as the surviving corporation.

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             27  Financial Data Schedule (filed electronically only)

         b)  Reports on Form 8-K - None

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INDEPENDENT COMMUNITY BANKSHARES, INC.
                                          --------------------------------------
                                             (Registrant)


         Date: 8/9/99                     /s/ Joseph L. Boling
              -----------------           --------------------------------------
                                          Joseph L. Boling
                                          Chairman of the Board & CEO


         Date: 8/9/99                     /s/ Alice P. Frazier
              -----------------           --------------------------------------
                                          Alice P. Frazier
                                          Senior Vice President & CFO