Form 10QSB
period 1999-09-30
INDEPENDENT COMMUNITY BANKSHARES INC
filed 1999-11-15
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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

                           111 West Washington Street
                           Middleburg, Virginia 22117
                    (Address of Principal Executive Offices)

                                 (703) 777-6327
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes  X    No
                                                              -----    -----
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          1,778,994 shares of common stock, par value $5.00 per share, outstanding as of November 10, 1999

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

                          Part I. Financial Information

Item 1.  Financial Statements

                     Independent Community Bankshares, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                               (Unaudited)
                                                                               September 30,        December 31,
                                                                                   1999                 1998
                                                                            ------------------  -------------------
Assets:
   Cash and due from banks                                                       $      7,226        $       8,161
   Interest-bearing balances in banks
                                                                                           33                  109
   Temporary investments:
       Federal funds sold
                                                                                        4,405                1,421
       Other money market investments
                                                                                          791                3,122
   Securities (fair value:  September 30, 1999,
     $ 63,273, December 31, 1998, $58,159)
                                                                                       63,200               57,786
   Loans, net
                                                                                      143,170              124,932
   Bank premises and equipment, net
                                                                                        6,436                5,852
   Other assets
                                                                                        6,877                4,020
                                                                            ------------------  -------------------

         Total assets                                                            $    232,138         $    205,403
                                                                            ==================  ===================

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing                                                       $     43,575         $     36,883
      Interest bearing
                                                                                      152,402              135,797
                                                                            ------------------  -------------------
           Total deposits                                                        $    195,977         $    172,680

  Federal funds purchased                                                        $          -         $          -
  Securities sold under agreements to
    repurchase
                                                                                        7,068                2,530
  Federal Home Loan Bank advances
                                                                                        5,000                6,000
  Other liabilities
                                                                                        1,064                1,330
                                                                            ------------------  -------------------
          Total liabilities                                                      $    209,109         $    182,540
                                                                            ------------------  -------------------

Shareholders' Equity
  Common stock par value $5.00 per
   share, authorized 10,000,000 shares;
   issued and outstanding at September 30, 1999 - 1,778,994
   issued and outstanding at December 31, 1998 - 1,778,994                       $      8,895         $      8,895
  Capital surplus
                                                                                        1,293                1,293
  Retained earnings
                                                                                       14,219               12,495
  Accumulated other comprehensive income (loss)
                                                                                      (1,378)                  180
                                                                            ------------------  -------------------
           Total shareholders' equity                                            $     23,029         $     22,863

Total liabilities and shareholders' equity                                       $    232,138         $    205,403
                                                                            ==================  ===================

See Accompanying Notes to Consolidated Financial Statements.

                     Independent Community Bankshares, Inc.
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                     Unaudited                   Unaudited
                                             -----------------------------------------------------
                                                 For the Nine Months          For the Quarter
                                                 Ended September 30,        Ended September 30,
                                                 1999          1998         1999          1998
                                             -----------   -----------  ------------  ------------
Interest Income
  Interest and fees on loans                  $   8,625     $   7,505    $    3,028    $    2,553
  Interest on investment securities
     Taxable                                         29            61             8            12
     Exempt from federal income taxes               417           470           134           150
  Interest on securities available for sale
     Taxable                                      1,182         1,266           421           377
     Exempt from federal income taxes               677           513           239           185
     Dividends                                      201           189            74            82
  Interest on federal funds sold and other          323           190           149           105
                                             -----------   -----------  ------------  ------------
      Total interest income                   $  11,454     $  10,194    $    4,053    $    3,464


Interest expense
  Interest on deposits                        $   3,566     $   3,780    $    1,205    $    1,275
  Interest on FHLB advances                         212           207            70            74
  Interest on short-term borrowings                 172             9            80             -
                                             -----------   -----------  ------------  ------------
      Total interest expense                  $   3,950     $   3,996    $    1,355    $    1,349

      Net interest income                     $   7,504     $   6,198    $    2,698    $    2,115

Provision for loan losses                           328           135           124            45
                                             -----------   -----------  ------------  ------------


      Net interest income after provision
       for loan losses                        $   7,176     $   6,063    $    2,574    $    2,070


Other Income
  Commissions and fees from fiduciary
    activities                                $     805     $     615    $      293    $      191
  Service charges on deposit accounts               820           685           268           222

  Net gains (losses) on securities
     available for sale                             (11)          (64)            -           (12)
  Other operating income                            516           274           206           110
                                             -----------   -----------  ------------  ------------
       Total other income                     $   2,130     $   1,511    $      767    $      511

Other Expense                                 $     242     $     153    $       81    $       56
  Advertising
  Salaries and employee benefits                  3,259         2,738         1,132           981
  Net occupancy expense of premises                 716           614           253           233
  Other operating expenses                        1,633         1,320           514           396
                                             -----------   -----------  ------------  ------------
       Total other expense                    $   5,850     $   4,825    $    1,980    $    1,666
                                             -----------   -----------  ------------  ------------

       Income before income taxes             $   3,456     $   2,749    $    1,361    $      915

       Income taxes                                 823           627           362           159

                                             ===========   ===========  ============  ============
       Net income                             $   2,633     $   2,122    $      999    $      756
                                             ===========   ===========  ============  ============


Earnings per weighted average share:
  (1999 - 1,778,994, 1998-1,810,748 shares)
Net income per share, basic                   $    1.48     $    1.17    $     0.56    $     0.42
Net income per share, diluted                 $    1.47     $    1.16    $     0.55    $     0.41
Dividends per share                           $    0.51     $    0.45    $     0.17    $     0.15


See Accompanying Notes to Consolidated Financial Statements.

                     Independent Community Bankshares, Inc.
            Consolidated Statement of Changes in Shareholders' Equity
              For the Nine Months Ended September 30, 1999 and 1998
                                 (In Thousands)
                                   (Unaudited)

                                                                  Accumulated
                                                                     Other
                                         Common     Capital      Comprehensive      Retained    Comprehensive
                                         Stock      Surplus      Income (Loss)      Earnings        Income         Total
                                       ----------- ----------- ------------------  ----------- ----------------- ----------
Balances - December 31, 1997              $ 9,063     $ 1,948       $       (199)    $ 10,874         $       -   $ 21,686

Comprehensive Income
  Net income                                                                            2,122             2,122      2,122
  Other comprehensive income
     net of tax:                                                                                              -
  Unrealized gain on available for
     sale securities                                                                                        493
 Reclassification adjustment for                                                                             42
     losses realized in net income                                                             -----------------


  Other comprehensive income, net of tax                                     535                            535        535
                                                                                               -----------------
  Total comprehensive income                                                                        $     2,657
                                                                                               =================
  Cash dividends                                                                       (1,086)                      (1,086)

  Acquisition of common stock                (168)       (655)                                                        (823)
                                       ----------- ----------- ------------------  -----------                   ----------

Balances - September 30, 1998             $ 8,895     $ 1,293         $      336     $ 11,910                     $ 22,434
                                       =========== =========== ==================  ===========                   ==========


Balances - December 31, 1998              $ 8,895     $ 1,293         $      180     $ 12,495         $       -   $ 22,863


Comprehensive Income
  Net income                                                                            2,633             2,633      2,633
  Other comprehensive income
     net of tax                                                                                          (1,565)
  Unrealized loss on available for
     sale securities
 Reclassification adjustment for
     gains realized in net income                                                                             7
                                                                                               -----------------

  Other comprehensive income, net of tax                                  (1,558)                        (1,558)    (1,558)
                                                                                               -----------------
  Total comprehensive income                                                                        $     1,075
                                                                                               =================
  Cash dividends declared                                                                (909)                        (909)
                                       ----------- ----------- ------------------  -----------                   ----------

Balances - September 30, 1999             $ 8,895     $ 1,293      $      (1,378)     $ 14,219                    $ 23,029
                                       =========== =========== ==================  ===========                   ==========

See Accompanying Notes to Consolidated Financial Statements.

                     Independent Community Bankshares, Inc.
                      Consolidated Statement of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                              For the Nine  Months Ended
                                                                           ---------------------------------
                                                                            September 30,     September 30,
                                                                                1999              1998
                                                                           ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $  2,633          $  2,122
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for loan losses                                                     328               135
     Depreciation and amortization                                                 490               174
     Net (gains) losses on securities available for sale                            11                64
     Discount accretion and premium amortization on securities, net                 63               159
     Deferred taxes                                                               --                 (15)
     Net (gains) losses on sale of assets                                           (6)             --
    Net loss on sale of other real estate                                            5              --
    Originations of loans held for sale                                        (22,136)           (5,069)
    Proceeds from sales of loans held for sale                                  22,903             3,716
    (Increase) decrease in prepaid income taxes                                    (56)               62
    (Increase) decrease in other assets                                         (2,492)            1,251
    Increase (decrease)  in other liabilities                                      (19)              290
                                                                              --------          --------
      Net cash provided by operating activities                               $  1,724          $  2,889
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and calls on
     investment securities                                                    $    388          $  3,024
  Proceeds from maturity, principal paydowns and
     calls of securities available for sale                                      4,693             6,639
  Proceeds from sale of investment securities                                      501
  Proceeds from sale of securities available for sale                            1,988             2,311
  Proceeds from sale of bank premises and equipment                                117              --
  Purchase of investment securities                                               (250)             --
  Purchase of securities available for sale                                    (15,168)           (5,995)
  Net (increase) in loans                                                      (19,333)          (12,922)
  Proceeds from sale of other real estate                                          195              --
  Purchases of bank premises and equipment                                      (1,139)             (162)
                                                                              --------          --------
     Net cash (used in) investing activities                                  $(28,008)         $ (7,105)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
      and savings accounts                                                    $ 18,884          $ 12,888
  Net (decrease) increase in certificates of deposits                            4,413            (1,936)
  Proceeds from Federal Home Loan Bank advances                                   --               5,000
  Dividends declared                                                              (909)           (1,086)
  Acquisition of common stock                                                     --                (823)
  Payment on Federal Home Loan Bank advances                                    (7,000)           (2,800)
  New borrowings for Federal Home Loan Bank Advances                             6,000              --
  Increase (decrease) in securities sold under agreement to
     repurchase                                                                  4,538               449
                                                                              --------          --------
     Net cash provided by financing activities                                $ 25,926          $ 11,692

    Increase in cash and cash equivalents                                     $   (358)         $  7,476
CASH AND CASH EQUIVALENTS
  Beginning                                                                   $ 12,813          $  8,609
                                                                              ========          ========

  Ending                                                                      $ 12,455          $ 16,085
                                                                              ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                               $  3,740          $  2,434
    Income taxes                                                              $    879          $    505
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain (loss) on securities available for sale                    $ (2,359)         $     (9)

See Accompanying Notes to Consolidated Financial Statements.

                     Independent Community Bankshares, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
              For the Nine Months Ended September 30, 1999 and 1998

Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and changes in cash flows for the nine months ended September 30, 1999 and 1998. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1998. The results of operations for the nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2.     Securities

                                                                 -------------------------------------------------------------
                                                                                    Gross            Gross
                                                                    Amortized     Unrealized       Unrealized      Market
                                                                       Cost         Gains           (Losses)       Value
                                                                 -------------------------------------------------------------
                                                                                                (In Thousands)
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                                                       $     250      $      -      $     (19)      $     231
Obligations of states and
  political subdivisions                                                11,050            99             (6)         11,143

Mortgaged backed securities                                                114             -             (1)            113
                                                                 ==============  ============  ==============  ==============
                                                                    $   11,414      $     99      $     (26)      $  11,487
                                                                 ==============  ============  ==============  ==============

         Securities available for sale as of September 30, 1999 are summarized below:

                                                                 -------------------------------------------------------------
                                                                                    Gross            Gross
                                                                    Amortized     Unrealized       Unrealized      Market
                                                                       Cost         Gains           (Losses)       Value
                                                                 -------------------------------------------------------------
                                                                                                (In Thousands)
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                                                       $    4,027     $      -      $      (101)      $    3,926

Corporate securities                                                      2,447           30             (207)           2,270

Obligations of states and
  political subdivisions                                                 19,172            4           (1,128)          18,048

Mortgaged backed securities                                              26,790            3             (692)          26,101

Other                                                                     1,441            -                -            1,441
                                                                  --------------  -----------  ----------------  --------------
                                                                     $   53,877     $     37      $    (2,128)      $   51,786
                                                                  ==============  ===========  ================  ==============

Note 3.

         The consolidated loan portfolio is composed of the following:

                                                     ---------------------------------------
                                                       September 30,          December 31,
                                                           1999                   1998
                                                     ---------------------------------------
                                                                 (In Thousands)
  Commercial, financial and agricultural               $    17,819            $    18,880

  Real estate construction                                  11,357                  5,436

  Real estate mortgage                                     105,698                 93,584

  Installment loans to individuals                           9,609                  8,095
                                                     --------------        ----------------

Total loans                                                144,483                125,995

Less: Unearned income                                            -                      -

           Allowance for loan losses                        (1,313)                (1,063)
                                                     --------------        ----------------

Loans, net                                             $   143,170            $   124,932
                                                     ==============        ================

         The Company had $454,000 in non-performing assets at September 30, 1999.


Note 4.  Reserve for Loan Losses

         The following is a summary of transactions in the reserve for loan losses:

                                             -----------------------------------
                                                September 30,       December 31,
                                                   1999                1998
                                             -----------------------------------
                                                         (In Thousands)

Balance at January 1                              $    1,063         $      974
Provision charged to operating expense                   328                135
Recoveries added to the reserve                           26                 40
Loan losses charged to the reserve                      (104)               (86)
                                             ----------------   ----------------
Balance at the end of the period                  $    1,313         $    1,063
                                             ================   ================

Note 5.  Earnings Per Share

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

                                     September 30, 1999                         September 30, 1998
                                                 Per share                          Per share
                                   Shares          Amount           Shares            Amount
                              --------------- ----------------  ---------------  ---------------
Basic EPS                          1,778,994       $     1.48        1,810,748       $     1.17
                                              ================                   ===============

Effect of dilutive
   securities:
    Stock options(1)                  16,262                           19,558
                              ---------------                  ---------------
Diluted EPS                        1,795,256       $     1.47        1,830,325       $     1.16
                              =============== ================  ===============  ===============

         The anti-dilutive effects of 32,000 options were not included in the calculation.


Note 6.   New Accounting Pronouncements

         FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary

         Net income for the nine months ended September 30, 1999 increased 24.08% to $2.6 million or $1.47 per diluted share compared to $2.1 million or $1.16 per diluted share for the first nine months of 1998. Annualized returns on average assets and equity for the nine months ended September 30, 1999 were 1.61% and 15.27%, respectively, compared to 1.48% and 12.67% for the same period in 1998.

         Total assets for Independent Community Bankshares, Inc. (the "Company") increased to $232.1 million at September 30, 1999 compared to $205.4 million at December 31, 1998, representing an increase of $26.7 million or 13.00%. Total loans at September 30, 1999 were $143.2 million, an increase of $18.3 million from the December 31, 1998 balance of $124.9 million. The driving forces behind the loan growth include a good local economy as well as the customers' desire to seek a local financial institution that has the ability to make decisions locally regarding credit. The investment portfolio increased 9.34% to $63.2 million at September 30, 1999 compared to $57.8 million at December 31, 1998.
Funds from deposit growth not used for loans were used to purchase both obligations of U.S. government and municipalities. Deposits increased $23.3 million to $196.0 million from $172.7 million at December 31, 1998. Growth in the transactional accounts account for $10.3 million of the increase during the first nine months of 1998. Branch expansion and increased advertising have promoted awareness of the Company resulting in additional business.

         Shareholders' equity was $23.0 million at September 30, 1999. This represents an increase of .44% from the December 31, 1998 balance of $22.9 million. The book value per common share was $12.95 at September 30, 1999 and $12.85 at December 31, 1998.

         The Company opened two branches within Loudoun County and introduced internet banking during the second quarter of 1999.

Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $7.5 million for the first nine months of 1999 compared to $6.2 million for the same period in 1998. The increase is largely due to growth in the average earning assets and a strong net interest margin.

Noninterest Income

         Noninterest income consisting of fees from deposit accounts, fiduciary activities as well as mortgage banking was $2.1 million for the first nine months of 1999 compared to $1.5 million for the same period in 1998. Service charges on deposit accounts for the first nine months of 1999 totaled $820 thousand compared to $685 thousand for the same period in 1998, an increase of 19.71%. Commissions and fees from fiduciary activities were $805 thousand for the nine month period ending September 30, 1999 compared to $685 thousand for the same period in 1998. Other operating income increased to $516 thousand for the nine months ending September 30, 1999 compared to $275 for the same period in 1998. Commissions from the mortgage banking department account for a majority of the increase in other operating income. The mortgage banking department opened for business in April 1998.

Noninterest Expense

         Total noninterest expenses include employee related costs, occupancy and equipment expense and other overhead. Total noninterest expense was $5.9 million for the first nine months of 1999 compared to $4.8 million for the same period in 1998. This is a 20.8% increase from 1998 to 1999. Salary and benefit expense increased 16.0% from $2.7 million for the nine months ending September 30, 1998 to $3.3 million for the nine months ending September 30, 1999. Net occupancy expense of premises increased 16.6% from $614 thousand for the nine months ending September 30, 1998 to $716 thousand for the nine months ending September 30, 1999. Two new branches, continued branch growth on existing branches and mortgage banking continue to drive the increase in salary and employee benefit and occupancy expenses. During 1998, the Company implemented a new marketing strategy that continues throughout 1999. This new approach has increased advertising expenses by 58.8% from $153 thousand for the first nine months of 1998 to $242 thousand for the same period in 1999.

Allowance for Loan Losses

         The allowance for loan losses at September 30, 1999 was $1.3 million compared to $1.1 million at September 30, 1998. The provision for loan losses for the first nine months of 1999 was $328 thousand compared to $135 thousand for the same period of 1998. The growth in the loan portfolio has caused the ratio of the allowance for loan losses to total loans to decrease from .95% at September 30, 1998 to .91% at September 30, 1999. The decrease of the ratio of allowance for loan losses to total loans has fueled the increase in the provision for loan losses in 1999. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at September 30, 1999. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholders' equity at September 30, 1999 and September 30, 1998 was $23.0 million and $22.9 million, respectively. The payment of dividends to shareholders as well as the decrease in the market value of the investment portfolio are the contributing factors to lack of growth in shareholders' equity.

         At September 30, 1999 the Company's tier 1 and total risk-based capital ratios were 14.7% and 15.5%, respectively, compared to 17.1% and 17.9% at December 31, 1998. The Company's leverage ratio was 10.7% at September 30, 1999 compared to 11.2% at December 31, 1998. The Company's capital structure places it above the regulatory guidelines which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has resources to protect against risk inherent in its business.

Year 2000

         The year 2000 issue is defined as the inability of certain computerized devices (hardware, software and equipment) to process the century date properly after 1999. Although the actual magnitude and effect of the issue cannot be reasonably determined in advance, the Company has given the issue a high priority by appointing a Year 2000 team. The Year 2000 team includes eight members representing all areas and subsidiaries of the Company.

         In 1997 the Year 2000 team began its analysis of the possible implication to the Company of the year 2000 issue and the development of a plan to prevent the problem from adversely affecting its operations. The Company's year 2000 plans are subject to guidelines promulgated by the Federal Financial Institutions Examination Council ("FFIEC"). The Federal Reserve Bank of Richmond regularly measures the status of the Company's plans and progress with site visits and teleconferences.

         The plan as adopted and refined by the Company to handle year 2000 issues can be divided into two principal areas:

         (1) Resolution of the internal aspects of the year 2000 issue. The focus of this area includes the effects of the year 2000 issue on the Company's technology, including computer hardware and software systems. The Company's internal technology plan includes
               (a) locating, listing and prioritizing the specific technology that is potentially subject to the year 2000 issue (referred to as the "inventory" phase), (b) assessing the actual exposure of such technology to the year 2000 issue by inquiry, research, testing and other means (the "assessment" phase), (c) selecting the method necessary to resolve the year 2000 issues that were identified, including replacement, upgrade, repair or abandonment
               and   implementing   the   selected
               resolution method (the "remediation" phase), and (d) testing the remediated or converted technology to determine the efficacy of the resolutions (the "testing" phase).

         (2) Determination and control of the external aspects of the year 2000 issue. The focus of this area includes (a) assessing the potential for credit and liquidity risks within the Company as a result of the investments in, loans to and deposits from our significant customers, as well as the risk of possible business interruption by relying on vendors of goods and services due to year 2000 issues affecting their technology or business, and (b) developing contingency plans to address failures by external parties to remediate fully any year 2000 issues that are material to the Company. Assessment of external parties is accomplished by written and verbal inquiry and by research to the extent that reliable information is available.

         The Year  2000  team  has  spent  considerable  time  testing  both the internal  and  external  applications  deemed  as  "mission  critical"  to daily business operations. These applications affect the Company's customer information files. The testing was finalized by March 31, 1999 to confirm compliance with year 2000 data processing standards. In March 1999, the Company converted to a new automated teller machine service processor to complete the last conversion of a "mission critical" link. The processor has been tested and determined to be year 2000 compliant. The total cost of remediation and testing is estimated to be between $250 thousand and $350 thousand, with a majority of the costs being incurred during 1998 and early 1999. This estimate includes some costs, such as the purchase of computer hardware and software that qualifies as a depreciable or amortizable assets for accounting purposes, with the related depreciation or amortization recognized over the estimated lives of the related assets. However, the majority of the costs will be expensed as incurred. Through December 31, 1998, the Company had incurred approximately $200 thousand in noninterest expense associated with the year 2000 problem. Included in noninterest expense for the first nine months of 1999 is $100 thousand of expense associated with the year 2000 problem.

         The Company has developed a program to continually assess the year 2000 risk amongst its large loan customers. The loan officers have been trained to complete a precredit year 2000 analysis for all new large loans and renewing large loans. The program tracks the progress towards year 2000 compliancy of the identified customers. Loan documents contain convenants regarding the customer's responsibility towards bringing their company within compliance. Additionally, letters have been sent to the Company's large commercial customers to inquire of their year 2000 status. Responses to the letters will be analyzed and any concerns will be discussed with the Senior Loan Officer.

         The Company and its Year 2000 team feel strongly that customer education and awareness are crucial to the success of year 2000 plan. The Company hosted a public forum in March 1999 with a representative from the Federal Reserve Bank of Richmond and the Year 2000 Team. Customers received a Year 2000 Readiness Question and Answer Disclosure about the Company's status. In addition, a Year 2000 newsletter was sent out with customers' October 1999 deposit statements. The Year 2000 newsletter discusses the Company's position on Year 2000 and also fraudulent activity for its customers to look out for related to year 2000. Updated year 2000 information has been posted on the Company's website. The Year 2000 team continues to provide employee training about the status of the Company's year 2000 plan.

         The Year 2000 team has developed a contingency plan for areas deemed "mission critical" for continual operation. The contingency plan considers the likelihood of problem occurrences based on test results. The Company's contingency plan addresses operational issues, including communication links with other entities and the utility and availability of alternative sources among key vendor relationships. The Company's Board of Directors approved the contingency plan early in 1999. Testing of the contingency plan began in late third quarter and will continue through the fourth quarter of 1999. The Year 2000 team will monitor the status of the plan's testing progress.

         Maintaining adequate cash reserves and liquidity during the fourth quarter of 1999 is another priority to management. During the third quarter, management implemented a plan to build cash reserves based on subjective assumptions about the potential of unusual cash withdrawals by its customers. In light of the increased cash reserves, management has provided for increased security during the fourth quarter. At this time management feels confident that it has adequately provided for cash needs at year end.

         At this time, the Company believes that the most likely worst case year 2000 scenario would not have a material effect on the Company's results of operations, liquidity and financial condition for the year ending December 31, 2000. The Company does not foresee a material loss of revenue due to the year 2000 problem. However, the Company's contingency plan is based on assessments of the likelihood of a problematic occurrence. The Company believes that no entity can address the virtually unlimited possible circumstances relating to year 2000 issues, including risks outside of the Company's primary marketplace of Loudoun County, Virginia. While considered unlikely, the failure of the Company to successfully implement its year 2000 plan, including modifications and conversions, or to adequately assess the likelihood of various events relating to the year 2000 issue, could have a material adverse effect on the Company's results of operations and financial condition.

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


Forward-Looking Statements

         Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, problems with technology utilized by the Company as described above, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

                           Part II. Other information


Item 1.  Legal proceedings.

         None

Item 2.  Change in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         On August 9, 1999, the Company purchased 100 shares (the "Shares") of the capital stock of Gilkison Patterson Investment Advisers, Inc., an investment advisory firm based in Alexandria, Virginia ("GPIA.") The Shares represent one percent of the issued and outstanding capital stock of GPIA. In connection with this purchase, the Company acquired the right (the "Merger Option") to purchase all the remaining authorized, issued and outstanding shares of GPIA capital stock on or after July 1, 2001 and thereafter cause the merger of GPIA into the Company's wholly-owned subsidiary, The Tredegar Trust Company ("TTC"), both pursuant to a Stock Purchase and Redemption Agreement dated August 9, 1999 between the Company and GPIA, an Agreement and Plan of Reorganization dated August 9, 1999 by and among the Company, GPIA, and TTC, and certain related agreements. The consideration for the Shares and the Merger Option consisted of $2.26 million in cash and other non-stock consideration. Upon exercise of the Merger Option, the Company will purchase all of the remaining issued and outstanding shares of GPIA capital stock for an additional $3.8 million in cash and shares of the Company's common stock, and GPIA will be merged into TTC, with TTC remaining as the surviving corporation.

Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

         10.1 Agreement and Plan of Reorganization dated as of August 9, 1999, between Gilkison & Patterson Investment Advisors, Inc. and the Company and The Tredegar Trust Company.

         10.2   Shareholder Agreement dated as of August 9, 1999, between Robert
                C. Gilkison, James H. Patterson, the Company and Gilkison & Patterson Investment Advisors, Inc.

         10.3 Stock Purchase Agreement dated as of August 9, 1999, between Robert C. Gilkison, James H. Patterson and the Company.

         27     Financial Data Schedule (filed electronically only).

     b)  Reports on Form 8-K - None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INDEPENDENT COMMUNITY BANKSHARES, INC.
      (Registrant)


      Date: 11/15/99                      /s/ Joseph L. Boling
           -----------------              --------------------------------------
                                          Joseph L. Boling
                                          Chairman of the Board & CEO




      Date: 11/15/99                      /s/ Alice P. Frazier
           -----------------              --------------------------------------
                                          Alice P. Frazier
                                          Senior Vice President & CFO

                               INDEX TO EXHIBITS


Exhibit No.                       Description
-----------                       -----------

   10.1 Agreement and Plan of Reorganization dated as of August 9, 1999, between Gilkison & Patterson Investment Advisors, Inc. and the Company and The Tredegar Trust Company.

   10.2         Shareholder Agreement dated as of August 9, 1999, between Robert
                C. Gilkison, James H. Patterson, the Company and Gilkison & Patterson Investment Advisors, Inc.

   10.3 Stock Purchase Agreement dated as of August 9, 1999, between Robert C. Gilkison, James H. Patterson and the Company.

   27           Financial Data Schedule (filed electronically only).