Form 10KSB
period 1999-12-31
INDEPENDENT COMMUNITY BANKSHARES INC
filed 2000-03-21
CIK 914138

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
           Title of Each Class                    on Which Registered
           -------------------                    -------------------

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's gross income for its most recent fiscal year was $18,468,000.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the closing bid and asked prices of such stock as of February 17, 2000 was approximately $28,103,826. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of outstanding shares of Common Stock as of February 17, 2000 was 1,778,994.

         (This report also covers 276,600 Contractual Rights to Contingent Merger Consideration, which are registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on June 27, 1997.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 2000 Annual Meeting of Shareholders - Part III

                                TABLE OF CONTENTS

                                     PART I

                                                                          Page

ITEM 1.  DESCRIPTION OF BUSINESS........................................... 4

ITEM 2.  DESCRIPTION OF PROPERTY........................................... 9

ITEM 3.  LEGAL PROCEEDINGS................................................ 10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS................................. 10

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS................................ 10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION.................. 11

ITEM 7.  FINANCIAL STATEMENTS............................................. 30

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE.............. 30

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH SECTION
                      16(a) OF THE EXCHANGE ACT........................... 30

ITEM 10. EXECUTIVE COMPENSATION........................................... 30

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT............................... 30

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 31

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K............................31

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Independent Community Bankshares, Inc. ("ICBI" or the "Company") is a bank holding company that was incorporated under Virginia law in 1993. The Company owns all of the stock of its subsidiaries, The Middleburg Bank (the "Bank") and The Tredegar Trust Company ("Tredegar"), both of which are chartered under Virginia law.

         The Bank has four full service branches and one limited service facility. The Bank has its main office at 111 West Washington Street, Middleburg, Virginia 20117, and has offices in Purcellville, Leesburg and Ashburn, Virginia. The Bank opened for business on July 1, 1924.

         Tredegar has its main office at Riverfront Plaza, 901 E. Byrd Street, Suite 190, Richmond, Virginia 23219, and a branch office in Middleburg, Virginia. Tredegar opened for business in January 1994.

         The Bank's market is western Loudoun County. Loudoun County is in northwestern Virginia and included in the Washington-Baltimore Metropolitan statistical area. Loudoun County's population is approximately 150,000 with slightly over one-third of the population located in the markets served by the Bank and Tredegar. The local economy is driven by service industries requiring a higher skill level, self-employed individuals, the equine industry and the independently wealthy. Tredegar serves primarily the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan as well as Loudoun County. However, Tredegar does have customers outside of its primary market. Richmond is the capital of Virginia, and the greater Richmond area has a population in excess of 800,000 people.

         The Company, through its subsidiaries, offers a wide range of banking, fiduciary and investment management services to individuals and small businesses. The banking services include various types of checking and savings accounts, and business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans. The Bank also offers ATMs at all locations, internet banking, travelers' checks, money orders, safe deposit rentals, collections, notary public, wire services and other traditional bank services to its customers. Tredegar provides a variety of investment management and fiduciary services including trust and estate settlement. Tredegar can also serve as escrow agent, attorney-in-fact, guardian of property or trustee of an IRA.

         The Bank has one wholly owned subsidiary, Middleburg Bank Service Corporation. Middleburg Bank Service Corporation is a partner in a limited liability company, Bankers Title Shenandoah, LLC, which sells title insurance to its members. It has also invested in another limited liability company, Virginia Bankers Insurance Center, LLC, which acts as a broker for insurance sales for its member banks.

         At December 31, 1999, ICBI had a total of 95 full time equivalent employees. The Company considers relations with its employees to be excellent. The Company's employees are not represented by a collective bargaining unit.

Competition

         ICBI faces significant competition for both loans and deposits. Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiariesof national mortgage bankers, insurance companies, and other institutional lenders. Its most direct competition for deposits has historically come from savings and loan associations and savings banks, commercial banks, credit unions and other financial institutions. Based upon total assets at June 30, 1999, the Company is the largest banking organization in terms of deposits operating in Loudoun County, Virginia. The Company faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

         Tredegar competes for customers and accounts with banks, other financial institutions and money managers. Even though many of these institutions have been engaged in the trust or investment management business for a considerably longer period of time than Tredegar and have significantly greater resources, Tredegar has grown through its commitment to quality trust services and a local community approach to business.

Supervision and Regulation

         Banks and their holding companies are extensively regulated. ICBI is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Virginia State Corporation Commission (the "SCC"). ICBI's sole banking subsidiary is the Bank, a Virginia chartered bank that is subject to supervision and regulation by the Federal Reserve and the SCC. Tredegar is a Virginia chartered trust company also regulated by the SCC and the Federal Reserve.

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

         The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act, which the President signed on November 12, 1999. Gramm-Leach-Bliley repeals the anti-affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies. Under Gramm-Leach-Bliley, a bank holding company can elect to be treated as a financial holding company. A financial holding company may engage in any activity and acquire and retain any company that the Federal Reserve determines to be financial in nature. A financial holding company also may engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Federal Reserve must consult with the Secretary of the Treasury in determining whether an activity is financial in nature or incidental to a financial activity.

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

         Regulatory Capital Requirements. All financial institutions are required to maintain minimum levels of regulatory capital. The federal bank regulatory agencies have established substantially similar risked based and leverage capital standards for financial institutions they regulate. These regulatory agencies also may impose capital requirements in excess of these standards on a case-by-case basis for various reasons, including financial condition or actual or anticipated growth. Under the risk-based capital requirements of these regulatory agencies, ICBI is required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital" which consists principally of common and certain qualifying preferred stockholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt
(including  certain  hybrid  capital  instruments)  and a limited  amount of the general loan loss allowance. Based upon the applicable Federal Reserve regulations, at December 31, 1999, ICBI would be considered "well capitalized."

         In addition, the federal regulatory agencies have established a minimum leverage capital ratio (Tier 1 capital to tangible assets). These guidelines provide for a minimum leverage capital ratio of 4% for banks and their respective holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above that minimum. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

         The Purcellville bank branch was purchased in 1994 and is a one-story building with a basement of brick construction, with approximately 3,000 square feet of floor space located at 431 East Main Street, Purcellville, Virginia 20132. The office operates four teller windows, including three drive-up facilities and one drive-up automatic teller machine. The Bank owns this branch building.

         The Leesburg bank branch was completed in 1997 and is a two-story building of brick construction, with approximately 6,000 square feet of floor space located at 102 Catoctin Circle, S.E., Leesburg, Virginia 20175. The office operates five teller windows, including three drive-up facilities and one drive-up automatic teller machine. The Bank also owns this branch building.

         The Leesburg limited service facility, located at 200 North King Street, was leased beginning April 1999. The leased space consists of 200 square feet with one teller window and a stand-alone automated teller machine. Transactions in this branch are limited to paying and receiving teller functions. The initial term of this lease is five years with two additional renewal periods of five years each. The annual lease expense associated with this location is $5,400.

         The Ashburn bank branch was leased beginning January 1999 and consists of 24,969 rentable square feet at 20955 Professional Plaza, Suite 100, Ashburn, Virginia 20147. The office is a full service branch with five teller windows, three drive-up facilities and a drive-up automated teller machine. The initial term of the lease is 15 years with two five-year renewal options. The annual lease expense associated with this location is $68,000.

         The mortgage banking department of The Middleburg Bank leased office space in June 1999. The space includes 1,822 rentable square feet used primarily for mortgage banking operations and loan originator office space. The initial term of the lease is for five years with no renewal options. The annual lease expense associated with this location is $35,000.

         Tredegar has leased its main office in Richmond, Virginia. Rental expense for this location totaled $44,000 in the fiscal year ended December 31, 1999.

         All of the Company's properties are in good operating condition and are adequate for the Company's present and anticipated future needs.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the company is a party or of which the property of the Company is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since October 1997, the Company's common stock has traded on the OTC Bulletin Board under the symbol "ICBX." The following table sets forth, for the quarters indicated, the high and low sales prices for the common stock and per share dividends for the periods indicated.

                           Market Price and Dividends

                                             Sales Price ($)       Dividends ($)
                                             ---------------       -------------
                                            High           Low
                                            ----           ---
1998:

     1st quarter........................    28.50         21.00           .15
     2nd quarter........................    29.00         27.75           .15
     3rd quarter........................    29.50         25.50           .15
     4th quarter........................    25.50         22.00           .15

1999:

     1st quarter........................    23.88         20.00           .17
     2nd quarter........................    24.00         23.25           .17
     3rd quarter........................    29.25         22.00           .17
     4th quarter........................    26.25         21.75           .17


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

         As of March 1, 2000, ICBI had 950 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of ICBI. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Overview

         ICBI is headquartered in Middleburg, Virginia and has two wholly owned subsidiaries, the Bank and Tredegar. The Bank is a community bank serving Western Loudoun County, Virginia with four full service branches and one limited service facility. Tredegar is a trust company subsidiary headquartered in Richmond, Virginia with a branch office in Middleburg, Virginia. Tredegar was acquired by ICBI in August 1997 and accounted for using the purchase method of accounting.

         In 1999, ICBI realized growth in assets and net earnings exceeding that of the previous two years. Results for 1999 were favorably affected by the growth in revenues from Tredegar and the Bank's mortgage banking operation, as well as significant branch banking growth. By December 31, 1999, total assets were $243.9 million, an increase of 18.7% over total assets at December 31, 1998, which were $205.4 million. Net loans grew 17.9% from $120.3 million at December 31, 1998 to $141.8 million at December 31, 1999. Total deposits experienced the same growth rate as assets and loans with a $31.2 million increase from $172.7 million at December 31, 1998 to $203.8 million at December 31, 1999. In light of the growth experienced in 1999, ICBI remains well capitalized with risk-adjusted core capital and total capital ratios well above the regulatory minimums. Asset quality measures also remained strong throughout the year.

         On August 9, 1999, ICBI purchased one percent of the issued and outstanding capital stock of Gilkison Patterson Investment Advisors, Inc. ("GPIA"), an investment advisory firm based in Alexandria, Virginia. In connection with this purchase, ICBI acquired the right to purchase all of the remaining authorized, issued and outstanding shares of GPIA capital stock on or after July 1, 2001. The consideration for these shares and the merger option consisted of $1.2 million in cash. Upon exercise of the merger option, ICBI will purchase all the remaining issued and outstanding shares of GPIA capital stock for an additional $4.8 million in cash and shares of the Company's common stock.

         ICBI is not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on the registrant's liquidity, capital resources or results of operations.

Results of Operations

Net Income

         Net income for 1999 was $3.6 million, an increase of 19.9% over 1998's net income of $3.0 million. Net income for 1998 increased 13.0% over 1997's net income of $2.6 million. For 1999 earnings per diluted share were $1.99 compared to $1.63 and $1.51 for 1998 and 1997, respectively.

         Return on average assets ("ROA") measures how effectively ICBI employs its assets to produce net income. ICBI increased its ROA to 1.60% for the year ended December 31, 1999 from 1.54% for the same period in 1998. An increased net interest margin, growth in earning assets as well as a 35.8% increase in non-interest income contributed to the growth in the ROA. The ROA for 1997 was 1.52%. Return on average equity ("ROE"), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested. ROE increased to 15.48% for the year ended December 31, 1999. ROE was 13.24% and 13.54% for the years ended December 31, 1998 and 1997, respectively.

             Average Balances, Income and Expenses, Yields and Rates

                               ----------------------------------------------------------------------------------------
                                                              Years Ended December 31,

                               ----------------------------------------------------------------------------------------
                                            1999                          1998                        1997
                                  Average    Income/  Yield/    Average    Income/ Yield/    Average   Income/ Yield/
                                  Balance    Expense   Rate     Balance    Expense  Rate     Balance   Expense  Rate
                               ----------------------------------------------------------------------------------------
                                                                   (In thousands)
Assets:
Securities:

   Taxable                         $ 30,368   $ 1,937   6.38%    $ 31,657   $ 1,804  5.70%   $ 41,242    $2,469  5.99%
   Tax-exempt (1) (2)                30,291     2,264   7.47%      28,931     2,204  7.62%     19,721     1,574  7.98%
                               -----------------------        ----------------------       ---------------------
       Total securities              60,659     4,201   6.93%      60,588     4,008  6.62%     60,963     4,043  6.63%
Loans
   Taxable                          135,735    11,677   8.60%     112,281    10,181  9.07%     96,179     8,956  9.31%
   Tax-exempt                           371        26   7.01%         416        36  8.74%        376        24  6.38%
                               -----------------------        ----------------------       ---------------------
       Total loans                  136,106    11,703   8.60%     112,697    10,217  9.07%     96,555     8,980  9.30%
Federal funds sold                    6,030       290   4.81%       3,842       211  5.49%      2,928       160  5.46%
Interest on money market investments  1,884        98   5.20%       1,817        90  4.95%        365        13  3.56%
Interest-bearing deposits in
      other financial institutions       24         1   4.17%         134         7  5.22%         84         8  9.52%
                               -----------------------        ----------------------       ---------------------
       Total earning assets         204,703    16,293   7.96%     179,078    14,533  8.12%    160,895    13,204  8.21%

Less:  Allowance for credit losses  (1,223)                       (1,044)                       (952)
       Total nonearning assets       18,979                        15,084                      12,730
                               -------------                  ------------                 -----------

                                                                                            $
Total assets                      $ 222,459                      $193,118                     172,673
                               =============                  ============                 ===========

Liabilities (1):
Interest-bearing deposits:
    Checking                       $ 29,583       292   0.99%    $ 23,853       306  1.28%   $ 19,886       360  1.81%
    Savings and IRA's                19,000       570   3.00%      17,075       602  3.53%     15,631       577  3.69%
    Money market savings             41,701     1,139   2.73%      34,195     1,002  2.93%     30,071       883  2.94%
    Time deposits:
       $100,000 and over             21,965     1,094   4.98%      18,151       949  5.23%     16,480       936  5.68%
       Under $100,000                35,707     1,703   4.77%      38,557     2,044  5.30%     40,100     2,130  5.31%
                               -----------------------        ----------------------       ---------------------

       Total interest-bearing
          deposits                  147,956     4,798   3.24%     131,831     4,903  3.72%    122,168     4,886  4.00%

Federal Home Loan Bank advances          56         3   5.36%       1,319        70  5.31%      2,999       172  5.74%
Securities sold under agreements
    to repurchase                     5,863       253   4.32%       2,833       125  4.41%      2,662       119  4.47%
Long-term debt                        5,000       281   5.62%       3,740       206  5.51%          -         -      -
Federal funds purchased                 179        10   5.59%         146         9  6.16%        272        15  5.51%
                               -----------------------        ----------------------       ---------------------
       Total interest-bearing
          liabilities               159,054     5,345   3.36%     139,869     5,313  3.80%    128,101     5,192  4.05%
Non-interest bearing liabilities
    Demand deposits                  39,154                        29,782                      24,025
    Other liabilities                 1,213                           997                       1,112

Total liabilities                   199,421                       170,648                     153,238
Shareholders' equity                 23,038                        22,470                      19,435

Total liabilities and
shareholders' equity              $ 222,459                      $193,118                    $172,673
                               =============                  ============                 ===========

Net interest income                          $ 10,948                       $ 9,220                      $8,012
                                           ===========                    ==========                  ==========

Interest rate spread                                    4.60%                        4.32%                       4.16%
Interest expense as a percent
of average earning assets                               2.61%                        2.97%                       3.23%
Net interest margin                                     5.35%                        5.15%                       4.98%


--------------------------------
(1) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%

(2) Income and yields include dividends on preferred bonds, which are 70% excludable for tax purposes.

Net Interest Income

         Net interest income represents the principal source of earnings of ICBI. Net interest income equals the amount by which interest generated from earning assets exceeds the expense associated with funding those assets. Changes in volume and mix of interest earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

         Net interest income on a fully tax-equivalent basis was $10.9 million for the year ended December 31, 1999. This represents an increase of 18.7% over the $9.2 million reported for the same period in 1998. Net interest income for 1998 increased 15.1% over the $8.0 million reported for 1997. When net interest income is presented on a fully tax-equivalent basis, interest income from tax-exempt earning assets is increased by an amount equivalent to the federal income taxes that would have been paid if this income were taxable at the statutory federal tax rate of 34%.

         The increase in net interest income in 1999 resulted primarily from continued growth in average earning assets and reduction of funding costs. The combination of these two factors contributed to the strengthening of the net interest margin, which increased 20 basis points to 5.35% for 1999. The average balance in the portfolio of securities did not increase. The tax-equivalent yield; however, increased 31 basis points to 6.93%. The asset/liability strategies employed by management increased the investment portfolio yield. The average loan portfolio increased 20.8% during 1999, potentially providing $2.0 million in interest income. Average yield on the loan portfolio, however, decreased 47 basis points. The net effect to interest income provided by the loan portfolio was an increase of $1.5 million in 1999. Excess deposit growth over loan growth was placed in temporary investments including federal funds sold and money market investments. The average balances in those accounts increased $2.1 million during 1999 and provided $81,000 in additional interest income.

         ICBI enjoyed significant growth in 1999 in core deposits, which contributed to the 48 basis point decrease in cost of funds. Management's strategy to continue attracting core deposits resulted in a 20.2% increase in checking, savings and money market deposit accounts and only a $91,000 increase in interest expense. The average balances in certificates of deposits increased $964,000 while the interest expense associated with these deposits decreased $196,000. ICBI's reliance on other funding sources increased on average by $3.1 million with a related increase in interest expense of $137,000. Total interest expense for 1999 was $5.3 million, an increase of $32,000 compared to 1998.

         The increase in net interest income in 1998 resulted primarily from an 11.3% increase in the volume of average earning assets from 1997 to 1998 and secondarily by the reduction of funding costs in a declining interest rate environment. The 16.7% increase in average loans outstanding during 1998 provided $1.5 million in additional interest income while a decrease of 23 basis points in yield from 9.30% in 1997 to 9.07% in 1998 decreased interest income on average loans by $214,000. The yield on the investment securities portfolio decreased one basis point to 6.62% in 1998 from 6.63% in 1997, on a tax-equivalent basis. The average investment securities portfolio decreased $375,000, decreasing tax-equivalent interest income by $35,000 from 1997 to 1998. During 1998 excess funds were temporarily invested in federal funds sold or money market accounts. The $2.4 million increase in average balances in those temporary investments provided $128,000 in additional interest income.

         Average interest bearing deposits increased 7.91% during 1998, while the average rate paid on those deposits decreased 28 basis points to 3.72% in 1998 from 4.0% in 1997. The increase in interest expense on interest bearing deposits in 1998 was $17,000. The control of interest expense on deposits in 1998 resulted from a pricing strategy to grow core deposit relationships rather than those affected by interest rate alone. During 1998 ICBI's reliance on other funding sources on average increased 35.48%, increasing expense associated with those sources by $104,000.

         The following table analyzes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccruing loans are included in the average outstanding loans.

                            Volume and Rate Analysis
                             (Tax Equivalent Basis)
                            Years Ended December 31,

                                    ----------------------------------------------------------------------------------
                                           1999 vs 1998                             1998 vs 1997
                                      Increase (Decrease) Due                  Increase (Decrease) Due
                                          to Changes in:                           to Changes in:
                                    ----------------------------------------------------------------------------------
                                       Volume         Rate            Total      Volume        Rate         Total
                                       ------         ----            -----      ------        ----         -----
                                                                     (In thousands)
Earning Assets:
Securities:
    Taxable                          $       (69) $        202  $       133    $      (550)  $    (115)  $       (665)
    Tax-exempt                               103           (43)          60            697         (67)           630
Loans:
    Taxable                                1,990          (494)       1,496          1,448        (223)         1,225
    Tax-exempt                                (4)           (6)         (10)             3           9             12
Federal funds sold                           101           (22)          79             49           2             51
Interest on money market investments           3             5            8             79          (2)            77
Interest bearing deposits in other
    financial institutions                    (5)           (1)          (6)            (4)          3             (1)
                                     ------------ ------------- ------------  ------------- -----------  -------------
    Total earning assets             $     2,119  $       (359) $     1,760   $      1,722  $     (393)  $      1,329

Interest-Bearing Liabilities:

Interest checking                    $      (246) $        232  $       (14)  $        115  $     (169)  $        (54)
Regular savings deposits                      96          (128)         (32)            47         (22)            25
Money market deposits                        199           (62)         137            122          (3)           119
Time deposits
    $100,000 and over                        188           (43)         145             17          (4)            13
    Under $100,000                          (145)         (196)        (341)           (58)        (28)           (86)
                                     ------------ ------------- ------------  ------------- -----------  -------------
     Total interest bearing deposits $        92  $       (197) $      (105)  $        243  $     (226)  $         17


    Federal Home Loan Bank
        Advances                             (68)            1          (67)           (90)        (12)          (102)
    Securities sold under agreement
      to repurchase                          130            (2)         128              8          (2)             6
    Long-term debt                            71             4           75            206           -            206
    Federal Funds Purchased                    2            (1)           1             (8)          2             (6)
                                     ------------ ------------- ------------  ------------- -----------  -------------
      Total interest bearing
         liabilities                 $       227  $       (195) $       (32)  $        359  $     (238)  $        121

Change in net interest income        $     1,892  $       (164) $     1,728   $      1,363  $     (155)  $      1,208
                                     ============ ============= ============  ============= ===========  =============


Provision for Loan Losses

         ICBI's loan loss provision during 1999 was $420,000, an increase of $285,000 from 1998. The increase is reflective of the growth of ICBI's loan portfolio. ICBI is committed to making loan loss provisions which maintain an allowance that adequately reflects the risk inherent in the loan portfolio. See "-- Asset Quality" below.

Other Income

         Other income has been and will continue to be an important factor for increasing profitability. Management recognizes this and continues to review and consider areas where non-interest income can be increased. Other income includes fees generated by the mortgage banking department of the Bank as well as Tredegar. Trust fee income increased 34.3% during 1999 to $1.1 million. Strong business development efforts at Tredegar during 1999 resulted in a 24.0% increase in assets under management and accountability. Typically, trust fees are generated based upon a percentage of the assets; thus, any increases in assets under management and accountability result in a similar increase in fees. The mortgage banking department contributed an additional $320,000 of fees on loans held for sale during 1999, an increase of 132.8% over the contribution for 1998. The growth in transaction deposit accounts also provided additional service charge and fee income. The service charges and fees associated with deposit accounts increased 17.5% during 1999. Other operating income for 1999 includes $20,000 of fees received from GPIA for accounting and business services. Total other income for 1999 was $2.9 million compared to $2.2 million for 1998.

         Other income for 1998 increased 88.7% to $2.2 million from $1.1 million in 1997. The increase is due primarily to the increase in trust fee income, fees on loans held for sale and service charges on deposit accounts. In 1998, trust fee income increased to $855,000, an increase of $517,000 over 1997. The increase resulted from the acquisition of Tredegar in August 1997. The Bank's mortgage banking department opened in April 1998 and contributed $241,000 to other income by generating fees on loans held for sale. Service charges, commission and fees on deposit accounts were $916,000 for 1998, an increase of $135,000 over 1997. The increase in these fees was due primarily to deposit growth.

                                  Other Income

                                                   -------------------------------------------------------------
                                                                     Years Ended December 31,
                                                   -------------------------------------------------------------
                                                          1999                  1998                1997
                                                                          (In thousands)
      Services, commission and fees                 $     1.076           $       916          $       781
      Trust fee income                                    1,148                   855                  339
      Fees on loans held for sale                           561                   241                    -
      Other operating income                                174                   175                  122
                                                   --------------------  -------------------  ------------------
            Noninterest income                      $     2,959           $     2,187          $     1,242
      (Losses) on securities available for sale, net        (13)                  (18)                 (93)
                                                   --------------------  -------------------  ------------------
         Total noninterest income                   $     2,946           $     2,169          $     1,149
                                                   ====================  ===================  ==================


Other Expenses

         Improving operating efficiency is as important to management as enhancing other income. Total other expenses increased 20.4% or $1.4 million to $8.0 million in 1999. Salaries and employee benefits increased $708,000 or 18.4% due to additions of management and staff related to expanding the branch network, increased trust operations and enhancing the internal infrastructure to facilitate this larger network. In Loudoun County, Virginia, the unemployment rates hover around 1.5%, causing increased pressures to provide competitive salary and benefit programs. This situation also factors into the increased salary and benefit cost for 1999. Occupancy and equipment expense increased $241,000 or

31% to $1.0 million. During 1999, the Bank opened one full service branch and a limited service facility and moved its mortgage banking operation to its own offices. The Bank entered into lease contracts for these endeavors. The Purcellville branch was remodeled during 1999 to include interior enhancements and expanded drive-through capabilities. These investments have positioned the Bank for future growth and productivity. Advertising expenses increased $91,000 to $325,000 for 1999. During the latter part of 1998, the Bank began a new marketing program to promote the awareness of the bank. The campaign was very successful, and management believes that it contributed to the significant deposit growth the Bank experienced during 1999. Computer operations expense increased 25.5% to $310,000 during 1999. The increase in this expense was related to the remediation process for Year 2000, as well as customer awareness campaigns about the progress of the Company. Other operating expenses increased $263,000 to $1.8 million for 1999, compared to $1.6 million for 1998.

         Other expenses increased 34.27% or $1.7 million to $6.7 million in 1998. This increase resulted primarily from a full year of Tredegar's expenses, the new mortgage banking department and expansion of staff within the bank branches.

                                 Other Expenses

                                                                 Years Ended December 31,
                                       ------------------------------------------------------------------------------
                                               1999                      1998                        1997
                                       ----------------------  -------------------------   --------------------------
                                                                      (In thousands)
Salaries and employee benefits           $      4,547               $      3,839                 $      2,864
Net occupancy and equipment expense             1,013                        772                          593
Advertising                                       325                        234                          146
Computer operations                               310                        247                          138
Other operating expenses                        1,845                      1,582                        1,230
                                       ----------------------  -------------------------   --------------------------
  Total                                  $      8,040               $      6,674                 $      4,971
                                       ======================  =========================   ==========================


Income Taxes

         Reported income tax expense was $1.1 million for 1999, an increase of $240,000 compared to $857,000 for 1998. The effective tax rate for 1999 was 23.5% compared to 22.4% in 1998 and 24.7% in 1997. The increase in the effective tax rate for 1999 was influenced by the change in the mix of the investment securities portfolio as well as the increased provision for allowance for loan losses. Note 12 of the Company's Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and ICBI's actual income tax expense. Also included in
Note 12 to the Consolidated Financial Statements is information regarding the principal items giving rise to deferred taxes for the three years ended December 31, 1999.

Market and Interest Rate Risk

         Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. ICBI's primary market risk exposure is interest rate risk, while the assets under management by Tredegar are affected by equity price risk. The ongoing monitoring and management of this risk is an important component of ICBI's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee ("ALCO") of the Bank. In this capacity, ALCO develops guidelines and strategies that govern ICBI's asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

         Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with ICBI's financial instruments also change, affecting net interest income ("NII"), the primary component of ICBI's earnings. ALCO uses a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on ICBI's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the range of ICBI's NII sensitivity analysis during the fiscal years of 1999 and 1998 as compared to the 10% policy limit approved by the Board of Directors.

                                                     1999
         Rate Change                       Estimated NII Sensitivity
         -----------                       -------------------------

                                   High               Low               Average
                                   ----               ---               -------
           +200 bp               (-1.07%)             .15%                .09%
           - 200 bp                1.66%            (-.08%)               .64%


                                                     1998
         Rate Change                       Estimated NII Sensitivity
         -----------                       -------------------------

                                   High               Low               Average
                                   ----               ---               -------
           +200 bp                 (.91%)             .02%               (.27%)
           - 200 bp                1.55%             (.01%)               .52%


         Based on the averages presented in the tables above, had interest rates increased 200 basis points (bp) in each year independently, then the effect to net interest income of ICBI could have been a increase of $4,000 in 1999 and an decrease of $23,000 in 1998. If interest rates had decreased 200 basis points during fiscal years 1998 and 1998, then the effect to net interest income of the banking subsidiary could have been an increase of $34,000 and $44,000, respectively.

         The preceding sensitivity analysis does not represent an ICBI forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions such as the nature and timing of interest rate levels, including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, ICBI cannot make any assurances about predictive nature of these assumptions, including how customer preferences or competitor influences might change.

         Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change, caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in response to or anticipation of changes in interest rates.

Financial Condition

         ICBI's total assets were $243.9 million as of December 31, 1999, up $38.5 million or 18.7% from the $205.4 million level at December 31, 1998. Investment securities increased $9.9 million or 17.2% from 1998 to 1999. Loans increased by $18.5 million or 14.7% from 1998 to 1999, while deposits increased $31.2 million or 18.0% during the same period. Total shareholders' equity at year end 1999 and 1998 was $23.1 and $22.9 million, respectively.

Loans

         ICBI's loan portfolio is its largest and most profitable component of average earning assets, totaling 66.5% of average earning assets in 1999. ICBI continues to emphasize loan portfolio growth and diversification as a means of increasing earnings while minimizing credit risk. Loans, net of unearned income, were $144.5 million at December 31, 1999, an increase of 14.7% from the total of $126.0 million at December 31, 1998. Proactive sales efforts, competitive pricing and the branch network supported the increase in loans during 1999. Loans increased 20.9% from $104.2 million at December 31, 1997 to $126.0 million at December 31, 1998. The loan to deposit ratio decreased to 70.9% at December 31, 1999 compared to 73.0% at December 31, 1998 and 66.6% at December 31, 1997. The strong growth in deposits during 1999 affected this ratio.

                                 Loan Portfolio

                                                                          December 31,
                                              ---------------------------------------------------------------------
                                                  1999          1998         1997          1996          1995
                                              ---------------------------------------------------------------------
                                                                         (In thousands)

Commercial, financial and agricultural           $ 19,055      $ 18,880      $ 15,111      $ 11,648      $ 10,215
Real estate construction                           12,151         5,436         3,798         4,182         1,791
Real estate mortgage:
  Residential (1-4 family)                         61,062        55,595        45,231        41,246        34,490
  Loans held for sale                               1,232         4,672             -             -             -
  Home equity lines                                 4,382         3,617         3,165         2,614         2,188
  Non-farm, non-residential (1)                    36,361        28,643        26,054        24,774        21,697
  Agricultural                                        379         1,057         2,140         2,105         1,549
Consumer installment                                9,845         8,095         8,738         8,061         9,170
                                              ------------- -------------------------------------------------------
    Total loans                                   144,467       125,995       104,237        94,630        81,100
Less unearned income                                    -             -            10            35           186
                                              ------------- -------------------------------------------------------

Loans-net of unearned income                     $144,467     $ 125,995     $ 104,227      $ 94,595      $ 80,914
                                              ============= =======================================================

--------------------------------------------
(1) This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

         At December 31, 1999, residential real estate (1-4 family) portfolio loans constituted 42.3% of the total portfolio and increased $5.5 million during the year. Real estate construction loans consists primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction. Real estate construction increased to $12.2 million at December 31, 1999 and is 8.4% of the total loan portfolio. ICBI's construction product competes successfully in a high growth market like Loudoun County because ICBI is local and can respond quickly to inspections and construction draw requests. Non-farm, non-residential loans are typically owner-occupied commercial buildings. Non-farm, non-residential loans were 25.2% of the total loan portfolio at December 31, 1999. The branch network has helped to support the loan portfolio diversification, such as increased commercial real estate loans. Loans held for sale, home equity lines and agricultural real estate loans were 0.9%, 3.0% and 0.3% of total loans, respectively, at December 31, 1999.

         ICBI's commercial, financial and agricultural loan portfolio consists of secured and unsecured loans extended to small businesses. At December 31, 1999, these loans comprised 13.2% of the loan portfolio. This portfolio increased 0.9% in 1999 to $19.1 million. Consumer installment loans primarily consists of unsecured installment credit and accounts for 6.8% of the loan portfolio.

         Consistent with its focus on providing community-based financial services, ICBI generally does not extend loans outside its principal market area. ICBI's market area for its lending services encompasses Fauquier and Loudoun Counties, Virginia, where it operates full service branches.

         ICBI's unfunded loan commitments totaled $26.7 million at December 31, 1999 and $17.1 million at December 31, 1998. The increase in the amount of unfunded commitments is attributed in part to the increase in real estate construction financing as well as customer demand for line of credit type of products (i.e., home equity lines).

         At December 31, 1999, ICBI had no concentration of loans in any one industry in excess of 10% of its total loan portfolio. However, because of the nature of ICBI's market, loan collateral is predominantly real estate related.

         The following table reflects the maturity distribution of selected loan categories:

                Remaining Maturities of Selected Loan Categories

                                                   December 31, 1999
                                      ----------------------------------------
                                          Commercial,              Real
                                         Financial and            Estate
                                         Agricultural          Construction

                                      ----------------------------------------
                                               (Dollars in thousands)

                   Within 1 year        $       8,324       $          8,869
                                      ----------------------------------------
                   Variable Rate:

                     1 to 5 years                 664                     73
                     After 5 years              1,073                      -
                                      ----------------------------------------
                     Total              $       1,737       $             73
                                      ----------------------------------------
                   Fixed Rate:

                     1 to 5 years               8,482                  2,511
                     After 5 years                512                    698
                                      ----------------------------------------
                     Total              $       8,994        $         3,209
                                      ----------------------------------------

                   Total Maturities     $      19,055        $        12,151
                                      ========================================

Asset Quality

         ICBI has policy and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These policy and procedures include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of reserve for loan losses. Total nonperforming assets, which consist of nonaccrual, restructured loans and foreclosed property, were $531,000 at December 31, 1999. This amount represents a decrease of 13.0% from the December 31, 1998 balance of $609,000. Nonperforming assets at December 31, 1998 increased $366,000 from $243,000 at December 31, 1997. Total nonperforming assets as a percentage of total loans were .4% at December 31, 1999. The decrease in nonperforming assets for 1999 was the result of the sale of 1998 foreclosures in 1999.

Nonperforming Assets

         Loans are placed on nonaccrual status when collection of principal and interest is doubtful, generally when a loan becomes 90 days past due. There are three negative implications for earnings when a loan is placed on nonaccrual status. All interest accrued but unpaid at the date that the loan is placed on nonaccrual status is either deducted from interest income or written off as a loss. Secondly, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses that may require that additional provisions for loan losses be charged against earnings. For real estate loans, upon foreclosure, the balance of the loan is transferred to "Other Real Estate Owned" ("OREO") and carried at the lower of the outstanding loan balance or the fair market value of the property based on current appraisals and other current market trends. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off against the allowance for loan losses. A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value, additional write downs of the property value are charged directly to operations.

                              Nonperforming Assets

                                                                     December 31,
                                          --------------------------------------------------------------------
                                             1999          1998          1997          1996          1995
                                          --------------------------------------------------------------------
                                                                    (In thousands)

          Nonaccrual loans                  $   530       $   409       $   243       $    76      $  1,654
          Restructured loans                      -             -             -             -             -
          Foreclosed property                     -           200             -             -             -
                                          ------------ ------------- ------------- ------------- -------------

            Total nonperforming assets      $   530       $   609       $   243       $    76      $  1,654
                                          ============ ============= ============= ============= =============


          Allowance for loan losses
            to period end loans               1.01%         0.84%         0.93%         0.93%         1.07%

          Allowance for loan losses
            to nonperforming assets            274%          175%          401%         1163%           52%

          Nonperforming assets to
            period end loans                  0.37%         0.48%         0.23%         0.08%         2.04%


         During 1999 and 1998, approximately $12,000 and $4,000, respectively, in additional interest income would have been recorded if ICBI's nonaccrual loans had been current and in accordance with their original terms.

         At December 31, 1999, potential problem loans totaled $531,000. These loans are subject to regular management attention and their status is reviewed on a regular basis. Several of the potential problem loans at December 31, 1999 are unsecured consumer loans. However, real estate and other collateral secure most of the balance of the problem loans.

         The allowance for loan losses was 274% of nonperforming loans at December 31, 1999. At December 31, 1998 and 1997, the allowance for loan losses was 175% and 401% of nonperforming loans. Management evaluates nonperforming loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

Allowance For Loan Losses

         The allowance for loan losses is an estimate of the amount that will be adequate to provide for potential future losses in ICBI's loan portfolio. Management's methodology in evaluating the adequacy of the allowance for loan losses considers potential specific losses, past loan loss experience, and the volume, growth and composition of the current portfolio. General economic trends as well as any conditions affecting individual borrowers may also affect the level of loan losses. The allowance is subject to regulatory examinations as to its adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer financial institutions identified by the regulatory agencies.

         ICBI's Loan Committee and Board of Directors take an active role in the monthly review of any problem loans and their effect on the allowance for loan losses. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio. ICBI's management continually evaluates the adequacy of the allowance for loan losses and changes in the annual provision are based on the analyzed inherent risk of the loan portfolio. While ICBI has experienced considerable loan growth in 1999, 1998 and 1997, the credit quality of the portfolio has improved since 1995, as evidenced by a low level of nonperforming assets and net charge-offs during those years.

         The following table depicts the transactions, in summary form, which occurred to the allowance for loan losses in each year presented:

                            Allowance for Loan Losses

                                                                       December 31,
                                             ------------------------------------------------------------------
                                                1999          1998         1997          1996         1995
                                             ------------------------------------------------------------------
                                                                      (In thousands)

    Balance, beginning of period               $  1,064       $   974      $   884       $   866      $   940
      Loans charged off:
        Commercial, financial, and
          agricultural                               26             8           42             6           13
        Real estate construction                      -             -            -             -            -
        Real estate mortgage                         29             -            -            79          115
        Consumer installment                         96            77           86            40           83
                                             ------------ -------------------------- --------------------------
          Total loans charged off              $    151       $    85      $   128       $   125      $   211
                                             ------------ -------------------------- --------------------------
      Recoveries:
        Commercial, financial, and
          agricultural                         $      7       $     1      $    12       $     5      $    43
        Real estate construction                      -             -            -             -            -
        Real estate mortgage                         79             6            7            26            4
        Consumer installment                         34            33           21            47           35
                                             ------------ -------------------------- --------------------------
          Total recoveries                     $    120       $    40      $    40       $    78      $    82
                                             ------------ -------------------------- --------------------------
    Net charge offs (recoveries)                     31            45           88            47          129
    Provision for loan losses                       420           135          178            65           55
                                             ------------ -------------------------- --------------------------
    Balance, end of period                     $  1,453      $  1,064      $   974       $   884      $   866
                                             ============ ========================== ==========================

    Ratio of allowance for loan losses
       to loans outstanding at end of period      1.01%         0.84%        0.93%         0.93%        1.07%

    Ratio of net charge offs (recoveries)to
       average loans outstanding during
    period                                        0.02%         0.04%        0.09%         0.05%        0.16%


         The allowance for loan losses was $1.5 million at December 31, 1999, an increase of $389,000 from $1.1 million at December 31, 1998. The allowance was $974,000 at December 31, 1997. In 1999, ICBI's net charge-offs decreased $14,000 from the previous year's net charge-offs of $45,000. ICBI experienced higher consumer loan charge-offs during 1999, which were offset by a large recovery in real estate mortgages. Net charge-offs as a percentage of average loans were 0.02% and 0.04% for 1999 and 1998, respectively. The provision for loan losses was $420,000 for 1999 and $135,000 for 1998.

         The following table shows the balance and percentage of the ICBI's allowance for loan losses allocated to each major category of loan:

                     Allocation of Allowance for Loan Losses

               Commercial, Financial,         Real Estate              Real Estate
                    Agricultural              Construction               Mortgage                 Consumer
              ------------------------------------------------------------------------------------------------------
                Reserve    Percent of    Reserve    Percent of     Reserve   Percent of     Reserve    Percent of
                  for        Loan in       for        Loan in        for       Loan in        For        Loan in
                 Credit    Category to    Credit    Category to     Credit   Category to     Credit    Category to
                 Losses    Total Loans   Losses     Total Loans    Losses    Total Loans     Losses    Total Loans
              ------------------------------------------------------------------------------------------------------
                                 (In thousands)

 December 31,
     1999        $ 580       13.19%       $ 350        8.41%        $ 178      71.58%        $ 345        6.82%
     1998        $ 442       14.98%       $ 100        4.31%        $ 144      74.28%        $ 378        6.43%
     1997        $ 362       14.50%       $ 107        3.64%        $ 159      73.49%        $ 346        8.37%
     1996        $ 244       12.31%       $ 101        4.42%        $ 182      74.79%        $ 357        8.48%
     1995        $ 246       12.62%        $ 23        2.21%        $ 346      74.07%        $ 251       11.10%


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

Securities

         ICBI manages its investment securities portfolio consistent with established policies, which include guidelines for earnings, rate sensitivity, liquidity and pledging needs. ICBI holds bonds issued from the Commonwealth of Virginia and its political subdivisions with an aggregate book value of $3.9 million and an aggregate market value of $3.8 million at December 31, 1999. At December 31, 1998, ICBI held the bonds issued by the Commonwealth of Virginia and its political subdivision, which had an aggregate book value of $3.3 million and market value of $3.4 million. In both years the aggregate holdings of these bonds exceeded 10% of ICBI's shareholders' equity.

         ICBI accounts for securities under Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires classification of investments into three categories, "held to maturity" ("HTM"), "available for sale" ("AFS"), or "trading," as further defined in Note 1 to the Company's Consolidated Financial Statements. ICBI does not maintain a trading account and has classified no securities in this category. HTM securities are required to be carried on the financial statements at amortized cost. AFS securities are carried on the financial statements at fair value. The unrealized gains or losses, net of deferred income taxes, are reflected in shareholders' equity. The HTM classification places restrictions on ICBI's ability to sell securities or to transfer securities into the AFS classification. Since ICBI want the flexibility to respond to changing balance sheet needs through investment portfolio management, it has chosen to classify only a small portion of its portfolio in this category. At December 31, 1999, 11.5% of the portfolio was classified as HTM.

         FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. However this statement also allowed, upon adoption, a one time re-allocation of securities from HTM to AFS without penalty to the company. In December 1999, ICBI adopted FASB Statement No. 133 and elected to transfer certain municipal securities with a book value and market value of $3.1 million from the HTM classification to the AFS classification.

         It is ICBI's policy not to engage in activities considered to be derivative in nature, such as futures, options, contracts, swaps, caps, floors, collars or forward commitments. ICBI holds in its loan and securities portfolios investments that adjust or float according to changes in "prime" lending rate. These holdings are not considered speculative but instead necessary for good asset/liability management.

         The carrying value of the securities portfolio was $67.7 million at December 31, 1999, an increase of $9.9 million or 17.1% from the carrying value of $57.8 million at December 31, 1998. During 1999, excess deposit growth over loan growth was invested within the securities portfolio to maximize interest income. The market value of the AFS securities at December 31, 1999 was $59.9 million. The unrealized loss on the AFS securities was $3.0 million and offset slightly by an unrealized gain of $14,000 at December 31, 1999. The net market value loss at December 31, 1999 is reflective of the increase in interest rates in comparison to the rates on the securities held within the portfolio. The unrealized gain on the AFS securities was $272,000 at December 31, 1998.

                         Investment Securities Portfolio

The carrying value of securities held to maturity at the dates indicated were:

                                                            -------------------------------------------
                                                                           December 31,
                                                                 1999          1998           1997
                                                            -------------------------------------------
                                                                          (In thousands)

              U.S. Government securities                         $     250      $    502      $  2,006
              State and political subdivision obligations            7,433        12,182        13,849
              Mortgage-backed securities                               112           162           571
                                                            ----------------------------- -------------
                                                                 $   7,795      $ 12,846      $ 16,426
                                                            ============================= =============

The carrying value of securities available for sale at the dates indicated were:

                                                            -------------------------------------------
                                                                           December 31,
                                                                 1999           1998          1997
                                                            -------------------------------------------
                                                                          (In thousands)

              U.S. Government securities                          $   4,824      $  2,678     $  2,464
              State and political subdivision obligations            22,261        18,189       12,136
              Mortgage-backed securities                             26,789        20,878       29,579
              Other securities                                        6,070         3,195        3,091
                                                            -------------------------------------------
                                                                  $  59,944      $ 44,940     $ 47,270
                                                            ===========================================

         The following table indicates the increased favorable return experienced by ICBI with the lengthening of the maturity of the investment securities portfolio. Securities with maturities greater than five years total $40.4 million and have an average yield greater than 7.0%. The securities portfolio is managed first for proper matching with interest rate risk guidelines and secondarily for investment performance.

            Maturity Distribution and Yields of Investment Securities
                                December 31, 1999
                            Taxable-Equivalent Basis

                              Due in 1 year      Due after 1      Due after 5     Due after 10 years
                                                    year             years
                                 or less       through 5 years  through 10 years     and Equities          Total
                            -------------------------------------------------------------------------------------------
                             Amount    Yield    Amount  Yield    Amount   Yield     Amount    Yield   Amount    Yield
                            -------------------------------------------------------------------------------------------
                                                               (In thousands)
Securities held for investment:
  U.S. Government securities  $     -       -   $     -      -   $      -      -    $    250   7.00%  $    250   7.00%
  Mortgage backed securities        5   6.83%        14  7.43%         15  7.53%          78   7.52%       112   7.48%
                            ----------         ---------        ----------        -----------        ----------
  Total taxable               $     5   6.83%   $    14  7.43%   $     15  7.53%    $    328   7.52%  $    362   7.15%
Tax-exempt securities (1)         822   7.10%     3,358  7.45%      3,153  7.77%         100   7.20%     7,433   7.54%
                            ----------         ---------        ----------        -----------        ----------
  Total                       $   827   7.10%   $ 3,372  7.45%   $  3,168  7.77%    $    428   7.45%  $  7,795   7.53%
                            ----------         ---------        ----------        -----------        ----------

Securities available for sale (2):

  U.S. Government securities  $   192   5.61%   $ 2,579  6.52%   $  1,413  7.09%    $    640   6.66%  $  4,824   6.67%
  Mortgage backed securities    3,101   6.28%    10,578  6.60%      6,111  6.56%       6,999   5.45%    26,789   6.25%
  Other                             -       -     2,893  7.44%        434  7.01%         460   6.77%     3,787   7.31%
  Corporate preferred               -       -         -      -          -      -       2,603   8.66%     2,603   8.66%
                            ----------         ---------        ----------        -----------        ----------
  Total taxable               $ 3,293   5.75%   $16,050  6.19%   $  7,958  6.01%    $ 10,702   7.29%  $ 38,003   6.58%
Tax-exempt securities (1)           -       -     2,875  6.70%      5,448  7.18%      12,703   7.39%    21,026   7.24%
                            ----------         ---------        ----------        -----------        ----------
  Total                       $ 3,293   5.75%   $18,925  6.27%   $ 13,406  6.49%    $ 23,405   7.34%  $ 59,029   6.81%
                            ----------         ---------        ----------        -----------        ----------

Total securities              $ 4,120   5.94%   $22,297  6.42%   $ 16,574  7.01%    $ 23,833   7.15%  $ 66,824   6.90%
                            ==========         =========        ==========        ===========        ==========

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis
(2) Excludes Federal Reserve Stock of $134,400 and Federal Home Loan Bank Stock of $780,500

Other Earning Assets

         ICBI's average investments in federal funds sold and money market investments in 1999 were $6.0 million and $1.9 million, an increase of $2.2 million and $67,000, respectively. Average investments in federal funds sold and money market investments in 1998 were $3.8 million and $1.8 million, respectively. Fluctuations in federal funds sold and money market investments reflect excess deposit growth over loan growth as well as management's goal to maximize asset yields while maintaining proper asset/liability structure.

Deposits

         Deposits continue to be an important funding source and primary supply of ICBI's growth. ICBI's strategy has been to increase its core deposits at the same time controlling its cost of funds. The continued maturation of the branch network as well as the increased advertising campaigns have contributed to the significant growth in deposits over the last several years. By monitoring interest rates within the local market and then pricing the deposits within the range of the local market, ICBI has developed a core base of deposits in each branch.

         The following table is a summary of average deposits and average rates paid on those deposits:

                         Average Deposits and Rates Paid

                                                                   December 31,
                                       ---------------------------------------------------------------------
                                               1999                    1998                   1997
                                          Amount     Rate        Amount      Rate       Amount       Rate
                                       ---------------------  ----------------------------------------------
                                                                  (In thousands)
       Non-interest bearing deposits       $ 39,154       -       $ 29,782         -     $ 24,025         -
       Interest-bearing accounts:
           Interest checking                 29,583   0.99%         23,853     1.28%       19,886     1.81%
           Regular savings                   19,000   3.00%         17,075     3.53%       15,631     3.69%
           Money market accounts             41,701   2.73%         34,195     2.93%       30,071     2.94%
           Time deposits:
               $ 100,000 and over            21,965   4.98%         18,151     5.23%       16,480     5.68%
               Under $ 100,000               35,707   4.77%         38,557     5.30%       40,100     5.31%
                                       -------------          -------------          -------------
       Total interest-bearing deposits      147,956   3.24%        131,831     3.72%      122,168     4.00%
                                       -------------          -------------          -------------

           Total                           $187,110               $161,613               $146,193
                                       =============          =============          =============


         Average total deposits increased 15.8% during 1999, 10.5% during 1998 and 14.5% during 1997. During 1999, the average balance of non-interest bearing deposits grew 31.5%. The average balance in interest checking and money market accounts grew 24.0% and 21.9% during 1999.

         ICBI will continue to fund assets primarily with deposits and will focus on core deposit growth as the primary source of liquidity and stability. ICBI offers individuals and small to medium-sized businesses a variety of deposit accounts, including demand and interest checking, money market, savings and time deposit accounts. ICBI neither purchases brokered deposits nor solicits deposits from sources outside its primary market area.

         The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 1999:

          Maturities of Certificates of Deposit of $100,000 and Greater

                               Within      Three to       Six to        Over                     Percent
                               Three         Six          Twelve        One                      of Total
                               Months       Months        Months        Year         Total       Deposits
                               -------------------------- -------------------------- ---------------------
                                                               (In thousands)

       At December 31, 1999    $9,347       $8,012        $6,613       $2,682        $26,654      13.1%



Capital Resources and Dividends

         ICBI has an ongoing strategic objective of maintaining a capital base, which supports the pursuit of profitable business opportunities, provides resources to absorb risks inherent in its activities and meets or exceeds all regulatory requirements.

         The Federal Reserve, along with the FDIC, has established minimum regulatory capital standards. The regulatory capital guidelines categorize assets and off-balance sheet items into four categories, which weight balance sheet assets according to risk, requiring more capital for holding higher risk assets. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings. ICBI had a ratio of risk-weighted assets to total capital of 14.8% at December 31, 1999 compared to 17.9% at December 31, 1998. The ratio of risk-weighted assets to Tier 1 capital was 14.0% and 17.1% at December 31, 1999 and 1998, respectively. Both ratios exceed the minimum capital requirements adopted by the federal bank regulatory agencies.

                               Analysis of Capital

                                                                        December 31,
                                                            -------------------------------------
                                                                 1999                 1998
                                                            ----------------    -----------------
                   Tier 1 Capital:
                     Common stock                                 $   8,895            $   8,895
                     Capital surplus                                  1,293                1,293
                     Retained earnings                               14,852               12,496
                     Goodwill                                       (1,060)              (1,121)
                                                            ----------------    -----------------
                     Total Tier 1 capital                         $  23,980            $  21,563
                   Tier 2 Capital:
                     Allowance for loan losses                        1,453                1,063
                                                            ----------------    -----------------
                     Total Tier 2 capital                             1,453                1,063
                     Total risk-based capital                     $  25,433            $  22,626
                                                            ================    =================

                   Risk weighted assets                           $ 171,324            $ 126,398

                   CAPITAL RATIOS:
                     Tier 1 risk-based capital ratio                  14.0%                17.1%
                     Total risk-based capital ratio                   14.8%                17.9%
                     Tier 1 capital to average total assets           10.8%                11.2%


         ICBI's equity to asset ratio decreased to 9.5% at December 31, 1999 compared to 11.1% at December 31, 1998. The equity to asset ratio for December 31, 1997 was 11.7%. The growth that ICBI experienced, as well as the market value decline of the investment securities portfolio, reduced this ratio in 1999.

         The primary source of funds for dividends paid by ICBI to its shareholders is the dividends received from its subsidiaries. Federal regulatory agencies impose certain restrictions on the payment of dividends and the transfer of assets from the banking subsidiaries to the holding company. Historically, these restrictions have not had an adverse impact on ICBI's dividend policy, and it is not anticipated that they will in the future.

Liquidity

         Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, short-term investments, securities classified as available for sale, as well as loans and securities maturing within one year. As a result of ICBI's management of liquid assets and the ability to generate liquidity through liability funding, management believes that ICBI maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

         ICBI also maintains additional sources of liquidity through a variety of borrowing arrangements. The Bank maintains federal funds lines with large regional and money-center banking institutions. These available lines total in excess of $8 million, none of which were outstanding at December 31, 1999. Federal funds purchased during 1999 averaged $179,000 compared to an average of $146,000 during 1998. At December 31, 1999 and 1998, the Bank had $10.8 million and $2.5 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions, with maturities of one day. The Bank has a credit line in the amount of $38 million at the Federal Home Loan
Bank of Atlanta. This line may be utilized for both short- and long-term borrowing.

         The Bank joined the Federal Home Loan Bank system in 1995 in order to enter a program of long-term and short-term borrowing, which is restricted to be invested in support of residential real estate loans. In 1999, long-term borrowings from the Federal Home Loan Bank system were $5.0 million maturing in 2003 with a call feature in 2000.

         At December 31, 1999, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, securities available for sale, loans and securities maturing within one year were 58.0 % of total deposits and liabilities.

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

Recent Accounting Pronouncements

         There are no recent accounting pronouncements that will have an effect on ICBI.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are filed as a part of this report following Item 13 below:

         Independent Auditor's Report
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the Years Ended December 31,
              1999, 1998 and 1997
         Consolidated  Statements  of  Changes in  Shareholders'  Equity for the
              Years Ended December 31, 1999, 1998 and 1997
         Consolidated  Statements of Cash Flows for the Years Ended December 31,
              1999, 1998 and 1997
         Notes to Consolidated Financial Statements


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

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Election of Directors," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Director Compensation," "Executive Compensation," "Stock Options," and "Employment Agreements" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the heading "Transactions with Management" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  3.1 Articles of Incorporation of the Company (restated in electronic format), attached as Exhibit 3.1 to the Registration Statement on Form S-4, Registration No. 333-24523, filed with the Commission on April 4, 1997 (the "Form S-4"), incorporated herein by reference.

                  3.2 Bylaws of the Company, attached as Exhibit 3.2 to the Form S-4, incorporated herein by reference.

                  10.1 Employment Agreement, dated as of January 1, 1998, between the Company and Joseph L. Boling, attached as
                           Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.

                  10.2 Independent Community Bankshares, Inc. 1997 Stock Option Plan, as amended, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-93447, filed with the Commission on December 22, 1999, incorporated herein by reference.

                  10.3 Agreement and Plan of Reorganization dated as of August 9, 1999, between GPIA, the Company and Tredegar, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999 (the "Form 10-QSB"), incorporated herein by reference.

                  10.4 Shareholder Agreement dated as of August 9, 1999, between Robert C. Gilkison, James H. Patterson, the Company and GPIA, attached as Exhibit 10.2 to the Form 10-QSB, incorporated herein by reference.

                  10.5 Stock Purchase Agreement dated as of August 9, 1999, between Robert C. Gilkison, James H. Patterson and the Company, attached as Exhibit 10.3 to the Form 10-QSB, incorporated herein by reference.

                  21       Subsidiaries of the Registrant.

                  27       Financial Data Schedule (filed electronically only).

         (b)      Reports on Form 8-K.

                           No  reports  on Form  8-K were  filed by the  Company
                  during the last quarter of the period covered by this report.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                              Middleburg, Virginia

                                FINANCIAL REPORT

                                DECEMBER 31, 1999

                                 C O N T E N T S

                                                                       Page

INDEPENDENT AUDITOR'S REPORT ON THE
  CONSOLIDATED FINANCIAL STATEMENTS                                       1

FINANCIAL STATEMENTS

  Consolidated balance sheets                                             2
  Consolidated statements of income                                       3
  Consolidated statements of changes in shareholders' equity              4
  Consolidated statements of cash flows                             5 and 6
  Notes to consolidated financial statements                           7-30

                          INDEPENDENT AUDITOR'S REPORT






To the Board of Directors
Independent Community Bankshares, Inc.
Middleburg, Virginia

               We have audited the accompanying consolidated balance sheets of Independent Community Bankshares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Community Bankshares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
January 21, 2000

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                      (In Thousands, Except for Share Data)


              Assets                                           1999         1998

Cash and due from banks                                     $   8,037    $   8,161
Interest-bearing deposits in banks                                 87          109
Temporary investments:
  Federal funds sold                                           12,139        1,421
  Other money market investments                                  293        3,122
Securities (fair value:  1999, $ 67,745;
  1998, $58,159)                                               67,739       57,786
Loans, net of allowance for loan losses of $1,453 in 1999
   and $1,064 in 1998                                         141,782      120,259
Loans held for sale                                             1,232        4,672
Bank premises and equipment, net                                6,285        5,853
Accrued interest receivable and other assets                    6,331        3,820
Other real estate                                                --            200

         Total assets                                       $ 243,925    $ 205,403

   Liabilities and Shareholders' Equity

Liabilities
  Deposits:
    Noninterest-bearing demand deposits                     $  44,900    $  36,883
    Savings and interest-bearing demand deposits               97,208       80,427
    Time deposits                                              61,729       55,370
         Total deposits                                     $ 203,837    $ 172,680

  Securities sold under agreements to repurchase               10,811        2,530
  Federal Home Loan Bank advances                                --          1,000
  Long-term debt                                                5,000        5,000
  Accrued interest and other liabilities                        1,202        1,330
  Commitments and contingent liabilities                         --           --
         Total liabilities                                  $ 220,850    $ 182,540

Shareholders' Equity
  Common stock, par value $5 per share, authorized
    10,000,000 shares; issued 1999, 1,778,994 shares;
    issued 1998, 1,778,994 shares;                          $   8,895    $   8,895
  Capital surplus                                               1,293        1,293
  Retained earnings                                            14,852       12,496
  Accumulated other comprehensive income (loss)                (1,965)         179
         Total shareholders' equity                         $  23,075    $  22,863

         Total liabilities and shareholders' equity         $ 243,925    $ 205,403

 See Notes to Consolidated Financial Statements.

                INDEPENDENT COMMUNITY BANKSHARES, INC.



                   Consolidated Statements of Income
             Years Ended December 31, 1999, 1998 and 1997
               (In Thousands, Except for Per Share Data)

                                                              1999       1998      1997
                                                              ----       ----      ----
                                                                (in thousands)

Interest Income
  Interest and fees on loans                                 $11,694    $10,205    $ 8,973
  Interest and dividends on investment securities:
    Taxable interest income                                       36         70        121
    Interest income exempt from federal income taxes             536        618        686
  Interest and dividends on securities available for sale:
    Taxable interest income                                    1,731      1,616      2,293
    Interest income exempt from federal income taxes             893        717        151
    Dividends                                                    243        252        281
  Interest on deposits in banks                                    1          7          8
  Interest on federal funds sold                                 290        211        159
  Interest on other money market investments                      98         89         13
                                                             -------    -------    -------
         Total interest income                               $15,522    $13,785    $12,685
                                                             -------    -------    -------

Interest Expense
  Interest on deposits                                       $ 4,798    $  4,903   $ 4,886
  Interest on short-term borrowings                              263        134        134
  Interest on Federal Home Loan Bank advances                      3         70        172
  Interest on long-term debt                                     281        206       --
                                                             -------    -------    -------
         Total interest expense                              $ 5,345    $ 5,313    $ 5,192
                                                             -------    -------    -------

         Net interest income                                 $10,177    $ 8,472    $ 7,493

  Provision for loan losses                                      420        135        178
                                                             -------    -------    -------

         Net interest income after provision
            for loan losses                                  $ 9,757    $ 8,337    $ 7,315
                                                             -------    -------    -------

Other Income
  Service charges, commissions and fees                      $ 1,076    $    91    $   781
  Trust fee income                                             1,148        855        339
  Fees on loans held for sale                                    561        241       --
  (Losses) on securities available for sale, net                 (13)       (18)       (93)
  Other                                                          174        175        122
                                                             -------    -------    -------
         Total other income                                  $ 2,946    $ 2,169    $ 1,149
                                                             -------    -------    -------

Other Expenses
  Salaries and employees' benefits                           $ 4,547    $ 3,839    $ 2,864
  Net occupancy and equipment expense                          1,013        772        593
  Advertising                                                    325        234        146
  Computer operations                                            310        247        138
  Other operating expenses                                     1,845      1,582      1,230
                                                             -------    -------    -------
         Total other expenses                                $ 8,040    $ 6,674    $ 4,971
                                                             -------    -------    -------
         Income before income taxes                          $ 4,663    $ 3,832    $ 3,493


  Income tax expense                                         $ 1,097    $   857    $   862
                                                             -------    -------    -------

         Net income                                          $ 3,566    $ 2,975    $ 2,631
                                                             -------    -------    -------

Earnings per Share, basic                                    $   2.0    $   1.6    $  1.51
                                                             =======    =======    =======

Earnings per Share, diluted                                  $   1.9    $   1.6    $  1.51
                                                             =======    =======    =======

 See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

           Consolidated Statements of Changes in Shareholders' Equity
                  Years Ended December 31, 1999, 1998 and 1997
                        (In Thousands, Except Share Data)


                                                                                     Accumulated
                                                                                         Other
                                                                                        Compre-      Compre-
                                                        Common   Capital    Retained    hensive      hensive
                                                        Stock    Surplus    Earnings  Income (Loss)  Income    Total
                                                        -----    -------    --------  -------------  ------    -----

Balance, December 31, 1996                            $ 4,299    $ 1,411    $ 12,817    $  (519)             $ 18,008
  Comprehensive income:
    Net income - 1997                                    --         --         2,631       --      $  2,631     2,631
    Other comprehensive income net of tax:
     Unrealized holding gains arising during the
       period (net of tax, $134)                         --         --          --         --           259      --
     Reclassification adjustment (net of tax, $31)       --         --          --         --            61      --
                                                                                                   --------
     Other comprehensive income (net of tax, $165)       --         --          --          320    $    320      320
                                                                                                   --------
  Total comprehensive income                             --         --          --         --      $  2,951      --
                                                                                                   ========
  Cash dividends - 1997 ($0.32 per share)                --         --          (574)      --                   (574)
  Purchase of common stock (22,600 shares)               (113)      (522)       --         --                   (635)
  Issuance of common stock - stock split effected
    in the form of 100% stock dividend (906,200 shares) 4,531     (4,531)       --         --                    --
  Issuance of common stock in acquisition of
    subsidiary (69,200 shares)                            346      1,590        --         --                   1,936
  Discretionary transfer from retained earnings          --        4,000      (4,000)      --                    --
                                                      -------    -------    --------    -------              --------
Balance, December 31, 1997                            $ 9,063    $ 1,948    $ 10,874    $  (199)             $ 21,686
  Comprehensive income:
    Net income - 1998                                    --         --         2,975       --      $  2,975     2,975
     Other comprehensive income net of tax:
      Unrealized holding gains arising during the
       period (net of tax, $189)                         --         --          --         --           366      --
     Reclassification adjustment (net of tax, $6)        --         --          --         --            12      --
                                                                                                   --------
     Other comprehensive income (net of tax, $195)       --         --          --          378    $    378       378
                                                                                                   --------
  Total comprehensive income                             --         --          --         --      $  3,353      --
                                                                                                   ========
  Cash dividends - 1998 ($0.75 per share)                --         --        (1,353)      --                  (1,353)
  Purchase of common stock (33,600 shares)               (168)      (655)       --         --                    (823)
                                                      -------    -------    --------    -------              --------
Balance, December 31, 1998                            $ 8,895    $ 1,293    $ 12,496    $   179              $ 22,863

  Comprehensive income:
    Net income - 1999                                    --         --         3,566       --      $  3,566     3,566
     Other comprehensive income net of tax:
      Unrealized holding losses arising during the
       period (net of tax, $1,100)                       --         --          --         --        (2,153)     --
      Reclassification adjustment (net of tax, $4)       --         --          --         --             9      --
                                                                                                   --------
      Other comprehensive income (net of tax, $1,104)    --         --          --       (2,144)   $ (2,144)   (2,144)
                                                                                                   --------
  Total comprehensive income                             --         --          --         --      $  1,422      --
                                                                                                   ========
  Cash dividends - 1999 ($0.68 per share)                --         --        (1,210)      --                  (1,210)
                                                      -------    -------    --------    -------              --------
Balance, December 31, 1999                            $ 8,895    $ 1,293    $ 14,852    $(1,965)             $ 23,075
                                                      =======    =======    ========    =======              ========

 See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1999, 1998 and 1997
                                 (In Thousands)



                                                      1999        1998       1997
                                                      ----        ----       ----
 Cash Flows from Operating Activities
  Net income                                        $  3,566    $  2,975    $  2,631
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                       605         514         397
      Amortization                                        60          79          42
      Provision for loan losses                          420         135         178
      Net loss on securities available for sale           13          18          93
      Net (gain) loss on sale of assets                   (5)       --             7
      Net loss on the sale of other real estate            5        --          --
      Discount accretion and premium amortization
        on securities, net                                64         194         180
      Deferred income taxes (benefit)                   (186)        (16)        (20)
      Origination of loans held for sale               0,744)    (11,948)       --
      Proceeds from sales of loans held for sale       4,184       7,276        --
      Changes in assets and liabilities:
        (Increase) in other assets                    (1,372)       (125)       (669)
        Increase (decrease) in other liabilities         (71)        113          57
                                                    --------    --------    --------
              Net cash provided by (used in)
                operating activities                $  6,539    $   (785)   $  2,896
                                                    --------    --------    --------

Cash Flows from Investing Activities
  Proceeds from maturity, principal paydowns
    and calls of investment securities              $  1,905    $  3,496    $  2,748
  Proceeds from maturity, principal paydowns
    and calls of securities available for sale         5,300       9,164       2,743
  Proceeds from sale of investment securities            850        --          --
  Proceeds from sale of securities
    available for sale                                 1,988       9,887      26,501
  Purchase of investment securities                     --          --        (1,849)
  Purchase of securities available for sale          (22,473)    (16,276)    (40,572)
  Proceeds from sale of equipment                        131        --            36
  Purchases of bank premises and equipment            (1,164)       (839)     (1,221)
  Net (increase) in loans                            (21,942)    (17,341)     (9,720)
  Proceeds from the sale of other real estate            195        --          --
  Cash acquired in acquisition                          --          --           171
                                                    --------    --------    --------
          Net cash (used in)
            investing activities                    $(36,060)   $(11,909)   $(21,163)
                                                    --------    --------    --------


 See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)
                  Years Ended December 31, 1999, 1998 and 1997


                                                            1999        1998        1997
                                                            ----        ----        ----
Cash Flows from Financing Activities
Net increase in noninterest-bearing and interest-
  bearing demand deposits and savings accounts            $ 24,798    $ 18,005    $ 11,628
Net increase (decrease) in certificates of deposit           6,359      (1,880)      6,136
Increase (decrease) in securities sold under agreements
  to repurchase                                              8,282        (518)      1,604
Proceeds from long-term debt                                  --         5,000        --
Decrease in short-term borrowings                           (1,000)     (1,800)     (1,200)
Purchase of common stock                                      --          (823)       (635)
Cash dividends paid                                         (1,175)     (1,086)       (575)
                                                          --------    --------    --------
Net cash provided by
  financing activities                                    $ 37,264    $ 16,898    $ 16,958
                                                          --------    --------    --------
Increase (decrease) in cash and
  cash equivalents                                        $  7,743    $  4,204    $ (1,310)

Cash and Cash Equivalents
Beginning                                                   12,813       8,609       9,919
                                                          --------    --------    --------
Ending                                                    $ 20,556    $ 12,813    $  8,609
                                                          ========    ========    ========

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest paid to depositors                               $  5,073    $  5,040    $  4,823
Interest paid on short-term obligations                         10           9         132
Interest paid on Federal Home Loan
Bank advances                                                  276         235         176
                                                          --------    --------    --------
                                                          $  5,359    $  5,284    $  5,131
                                                          --------    --------    --------
Income taxes                                              $  1,287    $    835    $    849
                                                          ========    ========    ========

Supplemental Disclosure of Noncash Transactions
Issuance of common stock - stock split effected in
  the form of 100% stock dividend                            $ - -       $ - -    $  4,531
                                                          ========    ========    ========
Issuance of common stock in acquisition of subsidiary        $ - -       $ - -    $  1,936
                                                          ========    ========    ========
Unrealized gain (loss) on securities available for sale   $ (3,248)   $    573    $    486
                                                          ========    ========    ========
Loan balances transferred to foreclosed properties           $ - -    $    200       $ - -
                                                          ========    ========    ========

 See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

Note 1.        Nature of Banking Activities and Significant Accounting Policies

               Independent Community Bankshares' banking subsidiary, The Middleburg Bank, grants commercial, financial, agricultural, residential and consumer loans to customers principally in Loudoun County and Fauquier County, Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The Tredegar Trust Company, a non-banking subsidiary, offers a comprehensive range of fiduciary and investment management services to individuals and businesses.

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

                  Securities

                      Investments are accounted for as follows:

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

                  Loans

                      The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Loudoun County and Fauquier County, Virginia. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

                      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses. Interest income is accrued on the unpaid principal balance.

                      The accrual of interest on mortgage and commercial loans is discontinued at the time loan is 90 days delinquent unless the credit is well-secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

                      All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

                  Allowance for Loan Losses

                      The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

                      The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

                      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest

                   Notes to Consolidated Financial Statements


                      owed Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

                      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

                  Loan Fees and Costs

                      Loan origination and commitment fees and direct loan costs are being recognized as collected and incurred. The use of this method of recognition does not product results that are materially different from results which would have been produced if such costs and fees were deferred and amortized as an adjustment of the loan yield over the life of the related loan.

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

                  Earnings Per Share

                      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

                  Cash and Cash Equivalents

                      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, other temporary investments and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                  Use of Estimates

                      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred taxes.

                  Advertising Costs

                      The Company follows the policy of charging the costs of advertising to expense as incurred.

                  Comprehensive Income

                      The Company adopted SFAS 130, Reporting Comprehensive Income, as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income. The adoption of SFAS 130 had no effect on the Company's net income or shareholders' equity.

                   Notes to Consolidated Financial Statements

                Derivative Financial Instruments

               As of October 1, 1999, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 establishes accounting and reporting standards for derivative financial instruments and other financial instruments and for hedging activities. As permitted under SFAS No. 133, the Company transferred securities held to maturity with a book value of $3,114,000 and a market value of $3,117,000 to securities available for sale as of October 1, 1999. The Corporation does not have any derivative instruments and hedging activities as defined under this statement.

Note 2.        Securities

               Amortized costs and fair values of securities being held to maturity as of December 31, 1999 and 1998 are summarized as follows:

                   Notes to Consolidated Financial Statements

                                                               Gross        Gross
                                                 Amortized  Unrealized   Unrealized     Fair
                                                   Cost        Gains      (Losses)     Value
                                                   ----        -----      --------     -----
                                                                     1999
                                                   -----------------------------------------
                                                                  (In Thousands)
             U.S. Treasury securities
               and obligations of U.S.
               government corporations
               and agencies                       $    250    $  --      $    (25)    $   225

             Obligations of states and
               political subdivisions                7,433         40          (8)      7,465

             Mortgage-backed securities                112       --            (1)        111
                                                   -------    -------     -------     -------
                                                   $ 7,795    $    40     $   (34)    $ 7,801
                                                   =======    =======     =======     =======


                                                               Gross        Gross
                                                 Amortized  Unrealized   Unrealized     Fair
                                                   Cost        Gains      (Losses)     Value
                                                   ----        -----      --------     -----
                                                                     1998
                                                   -----------------------------------------
                                                                  (In Thousands)
             U.S. Treasury securities
               and obligations of U.S.
               government corporations
               and agencies                       $    502    $     3    $     --     $   505

             Obligations of states and
               political subdivisions               12,182        372          --      12,554

             Mortgage-backed securities                162       --            (2)        160
                                                   -------    -------     -------     -------
                                                   $12,846    $   375     $    (2)    $13,219
                                                   =======    =======     =======     =======


                   Notes to Consolidated Financial Statements


               The amortized cost and fair value of securities being held to maturity as of December 31, 1999 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.


                                                        Amortized       Fair
                                                          Cost         Value
                                                          ----         -----

                                                            (In Thousands)
             Due in one year or less                    $   822       $   823
             Due after one year through five years        3,358         3,370
             Due after five years through 10 years        3,153         3,171
             Due after 10 years                             350           325
             Mortgage-backed securities                     112           112
                                                        -------       -------
                                                        $ 7,795       $ 7,801
                                                        =======       =======

               Amortized costs and fair values of securities available for sale as of December 31, 1999 and 1998, are summarized as follows:

                                                             Gross        Gross
                                                 Amortized  Unrealized   Unrealized     Fair
                                                   Cost        Gains      (Losses)     Value
                                                   ----        -----      --------     -----
                                                                     1999
                                                   -----------------------------------------
                                                                  (In Thousands)
             U.S. Treasury securities
               and obligations of U.S.
               government corporations
               and agencies                       $  4,958   $      2    $   (136)   $  4,824

             Obligations of states and
               political subdivisions               23,721          3      (1,463)     22,261

             Mortgage-backed securities             27,730       --          (941)     26,789

             Corporate preferred                     2,989          9        (395)      2,603

             Other                                   3,514       --           (47)      3,467
                                                  --------   --------    --------    --------
                                                  $ 62,912   $     14    $ (2,982)   $ 59,944
                                                  ========   ========    ========    ========


                   Notes to Consolidated Financial Statements

                                                               Gross        Gross
                                                 Amortized  Unrealized   Unrealized     Fair
                                                   Cost        Gains      (Losses)     Value
                                                   ----        -----      --------     -----
                                                                     1998
                                                   -----------------------------------------
                                                                  (In Thousands)
             U.S. Treasury securities
               and obligations of U.S.
               government corporations
               and agencies                       $  2,668   $      1       $ - -    $  2,678

             Obligations of states and
               political subdivisions             $ 17,897   $    371    $    (79)   $ 18,189

             Mortgage-backed securities             20,928         55        (105)     20,878

             Corporate preferred                     2,405         33         (13)      2,425

             Other                                     770       --          --           770
                                                  --------   --------    --------    --------
                                                  $ 44,668   $    469    $   (197)   $ 44,940
                                                  ========   ========    ========    ========



               The amortized cost and fair value of securities available for sale as of December 31, 1999, by contractual maturity are shown below. Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.



                                                        Amortized       Fair
                                                          Cost          Value
                                                          ----          -----

                                                          (In Thousands)
             Due in one year or less                    $    200      $    192
             Due after one year through five years         5,867         5,800
             Due after five years through 10 years         7,628         7,294
             Due after 10 years                           14,984        13,799
             Mortgage-backed securities                   27,730        26,789
             Corporate preferred                           2,989         2,603
             Other                                         3,514         3,467
                                                        --------      --------
                                                        $ 62,912      $ 59,944
                                                        ========      ========


               Proceeds from sales of securities available for sale during 1999, 1998 and 1997 were $1,988,000, $9,887,000 and $26,501,000, respectively. Gross gains of $0, $101,567 and $53,384 and gross losses of $13,000, $119,855 and $145,986 were realized on those sales, respectively.

               The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies as required by law and for other purposes amounted to $14,814,000 and $8,251,000 at December 31, 1999 and 1998, respectively.

                   Notes to Consolidated Financial Statements

Note 3.        Loans, Net


                                                                             December 31,
                                                                    -----------------------------
                                                                    1999                     1998
                                                                    ----                     ----
                                                                            (In Thousands)
               Real estate loans:
                  Construction and land development                $  12,151               $    5,436
                  Secured by farmland                                    379                    1,057
                  Secured by 1-4 family residential                   65,444                   59,212
                  Other real estate loans                             36,361                   28,643
               Loans to farmers (except secured by real estate)        1,438                    1,489
               Commercial and industrial loans (except those
                    secured by real estate)                           17,617                   17,391
               Loans to individuals for personal expenditures          9,694                    8,043
               All other loans                                           151                       52
                                                                   ---------                ---------
                                 Total loans                       $ 143,235                $ 121,323
               Less:   Allowance for loan losses                       1,453                    1,064
                                                                   ---------                ---------
                                 Net loans                         $ 141,782                $ 120,259
                                                                   =========                =========

 Note 4.       Allowance for Loan Losses

                                                               1999             1998            1997
                                                               ----             ----            ----
                                                                              (In Thousands)

                  Balance, beginning                         $  1,064         $     974      $      884
                  Provision charged to operating expense          420               135             177
                  Recoveries                                      120                40              40
                  Loan losses charged to the allowance           (151)              (85)           (127)
                                                             --------         ---------      ----------
                                                             $  1,453         $   1,064      $      974
                                                             ========         =========      ==========


               Impairment of loans having recorded investments of $67,000 and $186,000 at December 31, 1999 and 1998 has been recognized in conformity with FASB Statement No. 114. The average recorded investment in impaired loans during 1999 and 1998 was $75,000 and $47,000. The total allowance for loan losses related to these loans was $67,000 and $66,000 on December 31, 1999 and 1998. No interest income on impaired loans was recognized in 1999 or 1998.

               Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $464,000 and $223,000 at December 31, 1999 and 1998, respectively. If interest on these loans had been accrued, such income would have approximated $12,000 and $4,000 for 1999 and 1998, respectively.

                   Notes to Consolidated Financial Statements

 Note 5.       Bank Premises and Equipment, Net


                                                            1999           1998
                                                            ----           ----
                                                               (In Thousands)

               Land                                     $       1,516  $       1,516
               Banking facilities                               3,894          3,057
               Furniture, fixtures and equipment                4,169          3,624
               Construction in progress and deposits
                 on equipment                                      66            472
                                                       --------------  -------------
                                                        $       9,645  $       8,669
               Less accumulated depreciation                    3,360          2,816
                                                       --------------  -------------
                                                        $       6,285  $       5,853
                                                        =============  =============


                Depreciation expense was $605,000, $514,000 and $397,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Note 6.         Deposits

                The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $26,654,000 and $18,157,296 in 1999 and 1998, respectively.

                At December 31, 1999, the scheduled maturities of time deposits are as follows:



                           2000                              $ 52,385
                           2001                                 6,007
                           2002                                 1,953
                           2003                                 1,041
                           2003 and thereafter                    343
                                                             --------
                                                             $ 61,729
                                                             ========


Note 7.         Short-Term Borrowings

               As of December 31, 1998, the Company had borrowed $1,000,000 on a short-term basis from its $38,018,000 line of credit with the Federal Home Loan Bank of Atlanta. No borrowings were outstanding at December 31, 1999. The Company has pledged real estate loans and Federal Home Loan Bank stock as collateral on these borrowings.

                   Notes to Consolidated Financial Statements

Note 8.         Long-Term Debt

                At December 31, 1999 and 1998, the Company had borrowings from the Federal Home Loan Bank system totaling $5,000,000 at an interest rate of 5.52%, maturing April 2, 2003. The FHLB has a blanket lien on real estate loans as collateral on these borrowings. Interest only is payable until maturity. The loan is callable after 2 years.

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

Note 10.        Stock Option Plan

                The Company sponsors a stock option plan, which provides for granting of both incentive and nonqualified stock options. As permitted under generally accepted accounting principles, grants under the plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. All options were granted at fair value at date of grant. Accordingly, no compensation cost has been recognized for grants made to date. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants in 1999 and 1998: dividend rate of .22% and .13%; risk-free interest rates of 6.50% and 4.50%; expected lives of 10 years; and expected price volatility of 15.97% and 17.40%. Options granted in 1997 are included 1998 calculations to correspond with shareholder approval of the plan in 1998. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                                  1999           1998
                                                  ----           ----

            Net Income:      As Reported         $ 3,566        $ 2,975
                             Pro Forma           $ 3,189        $ 2,664

            Basic EPS:       As Reported         $  2.00        $  1.65
                             Pro Forma           $  1.79        $  1.48

            Diluted EPS:     As Reported         $  1.99        $  1.63
                             Pro Forma           $  1.78        $  1.46

                   Notes to Consolidated Financial Statements


                Options outstanding at December 31, 1999 and 1998 are summarized as follows:


                                         1999                           1998
                                 -----------------------        ------------------------
                                                Weighted                        Weighted
                                                Average                        Average
                                                Exercise                       Exercise
                                 Shares           Price         Shares           Price
                                 ------           -----         ------           -----

            Outstanding at
              beginning of year   86,000         $ 19.46            - -         $   - -
            Granted               37,825         $ 24.70         86,000         $ 19.46
            Exercised                - -             - -            - -             - -
            Forfeited             (2,000)        $ 17.00            - -             - -
                                 -------                         ------
            Outstanding at end
              of year            121,825         $ 21.13         86,000         $ 19.46
                                 =======                         ======
            Weighted average
              fair value of options
              granted during the
              year                               $ 11.53                        $  7.76

                As of December 31, 1999, options outstanding and exercisable are summarized as follows:



                                        Options Outstanding                     Options Exercisable
                                -----------------------------------------      -------------------------
                                                 Weighted        Weighted                      Weighted
                   Range of                      Remaining      Average                        Average
                   Exercise      Shares         Contractual    Exercise         Shares         Exercise
                    Prices      Outstanding       Life           Price         Exercisable      Price
                    ------      -----------       ----           -----         -----------      -----
                    $ 17.00       52,000             7.9        $ 17.00          46,100        $ 17.00
                    $ 27.00        1,000             8.3        $ 27.00           1,000        $ 27.00
                    $ 23.50       31,000             9.0        $ 23.50          18,228        $ 23.50
                    $ 24.50        6,825             9.7        $ 24.50           6,825        $ 24.50
                    $ 24.75       31,000            10.0        $ 24.75          10,528        $ 24.75

                              ----------                                     ----------
                                 121,825             8.8        $ 21.13          82,681        $ 19.69
                              ==========                                     ==========


                   Notes to Consolidated Financial Statements


Note 11.       Employee Benefit Plans

               The Company has a trustee noncontributory, defined benefit pension plan covering substantially all full-time employees. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. Information about the plan follows:


                                                 1999         1998        1997
                                                 ----         ----        ----
                                                         (In Thousands)
Change in Benefit Obligation

Benefit obligation, beginning of year           $ 1,766     $ 1,747     $ 1,426
Service cost                                        180         126         120
Interest cost                                       132         148         121
Actuarial loss                                      (62)        508         242
Benefits paid                                       (14)       (763)       (162)
                                                -------     -------     -------
Benefit obligation, end of year                 $ 2,002     $ 1,766     $ 1,747
                                                =======     =======     =======


Change in Plan Assets

Fair value of plan assets, beginning of year    $ 1,382     $ 1,841     $ 1,480
Actual return on plan assets                        194         (17)        345
Employer contributions                              189         324         178
Benefits paid                                       (14)       (763)       (162)
                                                -------     -------     -------
Fair value of plan assets, ending               $ 1,751     $ 1,385     $ 1,841
                                                =======     =======     =======

Funded status                                   $  (251)    $  (384)    $    94
Unrecognized net actual loss                        648         825         125
Unrecognized net obligation at transition           (36)        (40)        (43)
Unrecognized prior service cost                     167         183         200
                                                -------     -------     -------
Prepaid benefit cost included in other assets   $   528     $   584     $   376
                                                =======     =======     =======


Components of Net Periodic
  Benefit Cost

Service cost                                    $   180     $   126     $   103
Interest cost                                       132         148         134
Expected return on plan assets                     (111)       (175)       (164)
Amortization of prior service cost                   17          17          17
Amortization of net obligation
  at transition                                      (4)         (4)         (4)
Recognized net actuarial loss                        32        --          --
                                                -------     -------     -------
Net periodic benefit cost                       $   246     $   112     $    86
                                                =======     =======     =======

Weighted-Average Assumptions
  as of December 31

Discount rate                                      7.50%       7.50%       8.50%
Expected return on plan assets                     9.00%       9.00%       9.50%
Rate of compensation increase                      5.00%       5.00%       6.00%

                 Notes to Consolidated Financial Statements


               A deferred compensation plan was adopted for the President and Chief Executive Officer. Benefits are to be paid in monthly installments for 15 years following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits would be reduced. The deferred compensation expense for 1999, 1998 and 1997, based on the present value of the retirement benefits, was $19,036, $17,143 and $15,809. The plan is unfunded. However, life insurance has been acquired on the life of the employee in an amount sufficient to discharge the obligation.

Note 12.       Income Taxes

               Net deferred tax assets (liabilities) consist of the following components as of December 31, 1999 and 1998:

               The provision for income taxes charged to operations for the years ended December 31, 1999, 1998 and 1997 consists of the following:



                                                        1999           1998
                                                        ----           ----
                                                           (In Thousands)
                 Deferred tax assets:
                   Allowance for loan losses        $         379  $        247
                   Deferred compensation                       36            30
                   Interest on nonaccrual loans                 5             1
                   Loss on capital assets                      40            38
                   Other                                       17           - -
                   Securities available for sale            1,012           - -
                                                   ----------------------------
                                                    $       1,489  $        316
                                                  -----------------------------
                 Deferred tax liabilities:
                   Property and equipment           $         294  $        297
                   Prepaid pension costs                      177           200
                   Securities available for sale              - -            92
                                                  -----------------------------
                                                    $         471  $        589
                                                  -----------------------------

                                                    $       1,018  $       (273)


                                                   1999           1998           1997
                                                   ----           ----           ----
                                                             (In Thousands)

                 Current tax expense           $       1,283  $       873     $      882
                 Deferred tax expense (benefit)         (186)         (16)           (20)
                                               -------------  -----------     ----------
                                               $       1,097  $       857     $      862
                                               =============  ===========     ==========

                   Notes to Consolidated Financial Statements



               The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 1999, 1998 and 1997, due to the following:


                                                         1999           1998           1997
                                                         ----           ----           ----
                                                                    (In Thousands)

                 Computed "expected" tax expense     $       1,585  $       1,303  $       1,188
                 Increase (decrease) in income taxes
                   resulting from:
                 Tax-exempt interest income                   (486)          (410)          (285)
                 Other, net                                     (2)           (36)           (41)
                                                     -------------  -------------  -------------
                                                     $       1,097  $         857  $         862
                                                     =============  =============  =============


Note 13.       Related Party Transactions

               The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors,  principal  officers,  their  immediate  families  and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Company for loans totaling $3,233,000 and $3,247,000 at December 31, 1999 and 1998,
               respectively. During 1999, total principal additions were $707,000 and total principal payments were $721,000.

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

               The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 1999 and 1998, the aggregate amounts of daily average required reserves were approximately $25,000 and $1,207,000, respectively.

                   Notes to Consolidated Financial Statements


Note 15.       Earnings Per Share

               The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common stockholders.


                                                      1999                     1998                    1997
                                                      ----                     ----                    ----
                                                             Per                       Per                    Per
                                                            Share                     Share                  Share
                                               Shares       Amount      Shares        Amount     Shares      Amount
                                               ------       ------      ------        ------     ------      ------

                 Basic EPS                  1,779,000     $    2.00   1,803,000     $    1.65   1,741,000    $    1.51

                 Effect of dilutive
                 securities:

                 Stock options                 16,000                    18,000                       - -
                                            ---------                 ---------                 ---------
                 Diluted EPS                1,795,000     $    1.99   1,821,000     $    1.63   1,741,000    $    1.51
                                            =========     =========   =========     =========   =========    =========




               In 1999,  stock  options   representing  37,825  shares  were not
               included in the calculation of earnings per share because they would have been antidilutive.

Note 16.       Retained Earnings

               Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of
               December 31, 1999, the aggregate amount of unrestricted funds which could be transferred from the Company's subsidiaries to the Parent Company, without prior regulatory approval, totaled $3,460,000 or 15.0% of the total consolidated net assets.

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

                   Notes to Consolidated Financial Statements


               A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 1999 and 1998, is as follows:

                                                       1999             1998
                                                       ----             ----

               Financial instruments whose contract
                 amounts represent credit risk:

                   Commitments to extend credit    $  26,725,000   $  17,060,000
                   Standby letters of credit           1,328,000       1,162,000


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

               Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not be drawn upon to the total extent to which the Company is committed.

               Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1999, varies from 0 percent to 100 percent; the average amount collateralized is 12.3 percent.

               The Company has approximately $3,713,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 1999.

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

                   Notes to Consolidated Financial Statements


                  Loans Held for Sale

                  Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices.

                  Loans

                  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered.

                  Accrued Interest

                  The carrying amounts of accrued interest approximate fair values.

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

                  At December 31, 1999 and 1998, the carrying amounts and fair values of loan commitments and standby letters of credit were immaterial

                  The  estimated   fair  values  of  the   Company's   financial
                  instruments are as follows:



                                               1999                   1998
                                               ----                   ----
                                       Carrying     Fair     Carrying     Fair
                                        Amount      Value     Amount      Value
                                        ------      -----     ------      -----

                                                     (In Thousands)
Financial assets:
   Cash and short-term investments      $ 20,556   $ 20,556   $ 12,813   $ 12,813
   Securities                             67,739     67,745     57,786     58,159
   Loans held for sale                     1,232      1,230      4,672      4,672
   Loans                                 141,782    141,436    120,259    122,342
   Accrued interest receivable             1,310      1,310      1,155      1,155

Financial liabilities:
   Deposits                             $203,837   $204,009   $172,680   $173,008
   Securities sold under agreements
      to repurchase                       10,811     10,811      2,530      2,530
   Federal Home Loan Bank advances          --         --        1,000      1,008
   Long-term debt                          5,000      4,805      5,000      5,000
   Accrued interest payable                  500        500        519        519


Note 19.       Capital Requirements

               The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

               Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

               As of December 31 1999, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

               The Company's and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                                                        Minimum
                                                                                                       To Be Well
                                                                          Minimum                    Capitalized Under
                                                                          Capital                   Prompt Corrective
                                            Actual                       Requirement                 Action Provisions
                                 Amount              Ratio          Amount         Ratio            Amount         Ratio
                                --------------------------     ----------------------------     ----------------------------
                                                                      (in thousands)
As of December 31, 1999:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated              $    25,433          14.8%      =>$    13,706   =>     8.0%                        N/A
      The Middleburg Bank       $    18,531          11.9%      =>$    13,393   =>     8.0%     =>$     16,741    =>   10.0%

  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated              $    23,980          14.0%      =>$     6,853   =>     4.0%                        N/A
      The Middleburg Bank       $    18,531          11.1%      =>$     6,696   =>     4.0%     =>$     10,044    =>    6.0%

  Tier 1 Capital (to
    Average Assets):
      Consolidated              $    23,980          10.8%      =>$     8,907   =>     4.0%                       N/A
      The Middleburg Bank       $    18,531           8.6%      =>$     8,645   =>     4.0%     =>$     10,807    =>    5.0%


As of December 31, 1998:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated              $    22,626          17.9%      =>$    10,112    =>    8.0%                       N/A
      The Middleburg Bank       $    18,012          14.4%      =>$     9,977    =>    8.0%      =>$    12,471    =>   10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated              $    21,563          17.1%      =>$     5,056    =>    4.0%                       N/A
      The Middleburg Bank       $    16,949          13.6%      =>$     4,988    =>    4.0%      =>$     7,482    =>    6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated              $    21,563          11.2%      =>$     7,723    =>    4.0%                       N/A
      The Middleburg Bank       $    16,949           9.0%      =>$     7,499    =>    4.0%      =>$     9,374    =>    5.0%


Note 20.        Proposed Acquisition

                On August 9, 1999, the Company purchased one percent of the issued and outstanding capital stock of Gilkison Patterson Investment Advisors, Inc. ("GPIA"), an investment advisory firm based in Alexandria, Virginia. In addition, the Company acquired the right to purchase all of the remaining authorized, issued and outstanding shares of GPIA capital stock on or after July 1, 2001. The consideration for the shares and the merger option consisted of $2.26 million in cash and other non-stock consideration. Upon exercise of the merger option, the Company will purchase all the remaining issued and outstanding shares of GPIA capital stock for an additional $3.8 million in cash and shares of the Company's common stock, and GPIA will be merged into the Company's wholly-owned subsidiary, the Tredegar Trust Company.

                   Notes to Consolidated Financial Statements


Note 21.       Condensed Financial Information - Parent Corporation Only

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                            (Parent Corporation Only)

                                 Balance Sheets
                           December 31, 1999 and 1998




               Assets                                                  1999        1998
                                                                       (In Thousands)

Cash on deposit with subsidiary bank                                 $      2    $      1
Money market fund                                                          24       1,394
Securities available for sale                                           2,205       2,426
Investment in subsidiaries, at cost, plus
  equity in undistributed net income                                   17,962      18,088
Note receivable                                                         1,000        --
Goodwill                                                                1,060       1,121
Other assets                                                            1,602          65
                                                                     --------    --------

                        Total assets                                 $ 23,855    $ 23,095
                                                                     ========    ========


              Liabilities and Shareholders' Equity

Liabilities

  Other liabilities                                                  $    780    $    232
                                                                     --------    --------
Shareholders' Equity

  Common stock                                                       $  8,895    $  8,895
  Capital surplus                                                       1,293       1,293
  Retained earnings                                                    14,852      12,496
  Accumulated other comprehensive income (loss)                        (1,965)        179
                                                                     --------    --------
                        Total shareholders' equity                   $ 23,075    $ 22,863
                                                                     --------    --------

                        Total liabilities and shareholders' equity   $ 23,855    $ 23,095
                                                                     ========    ========

                   Notes to Consolidated Financial Statements



                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                            (Parent Corporation Only)

                              Statements of Income
                  Years Ended December 31, 1999, 1998 and 1997



                                                      1999         1998        1997
                                                      ----         ----        ----
                                                             (In Thousands)
 Income

  Dividends from subsidiary                        $   1,865    $    2,586  $     1,201
  Dividends from investments                             178           197          225
  Interest on money market                                48            33           13
  Interest from note receivable                           32            --           --
  Management fees                                         40            --           --
  (Losses) on securities available
    for sale, net                                         (5)          (29) $       (84)
                                                   ---------    ----------  -----------
          Total income                             $   2,158    $    2,787  $     1,355
                                                     -------    ----------  -----------

Expenses

  Salaries and employee benefits                     $   132    $        -  $        --
  Amortization                                            60            80           42
  Legal and professional fees                             42            32           21
  Printing and supplies                                   42            23           17
  Directors fees                                          34            --           --
  Interest expense on loan from subsidiary                17            --           --
  Other                                                   27            73            1
                                                     -------    ----------  -----------
          Total expenses                             $   354    $      208  $        81
                                                     -------    ----------  -----------

          Income before allocated tax benefits and
             undistributed income of subsidiaries    $ 1,804    $    2,579  $     1,274

Income tax expense (benefit)                             (20)          (16)         (19)
                                                     -------    ----------  -----------

          Income before equity in undistributed
            income of subsidiaries                   $ 1,824    $    2,595  $     1,293

Equity in undistributed income of subsidiaries         1,742           380        1,338
                                                     -------    ----------  -----------

          Net income                                 $ 3,566    $    2,975  $     2,631
                                                     =======    ==========  ===========

                   Notes to Consolidated Financial Statements



                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                            (Parent Corporation Only)

                            Statements of Cash Flows
                  Years Ended December 31, 1999, 1998 and 1997



                                                      1999        1998       1997
                                                      ----        ----       ----
                                                            (In Thousands)
 Cash Flows from Operating Activities

  Net income                                          $ 3,566    $ 2,975    $ 2,631
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization                                         60         79         42
      Undistributed earnings of subsidiaries           (1,742)      (380)    (1,338)
      Loss on sale of securities available for sale         5         29         83
      (Increase) decrease in other assets              (1,433)       (20)       (40)
      Decrease in other liabilities                        48        (37)      --
                                                      -------    -------    -------
Net cash provided by
  operating activities                                $   504    $ 2,646    $ 1,378
                                                      -------    -------    -------

Cash Flows from Investing Activities

  Purchase of securities available for sale           $  (399)   $(1,275)   $(1,335)
  Proceeds from sale of securities available
    for sale                                              201      1,218      1,908
  Increase in note receivable                          (1,000)
  Purchase of intangibles                                --         --         (175)
                                                      -------    -------    -------
Net cash provided by (used in)
  investing activities                                $(1,198)   $   (57)   $   398
                                                      -------    -------    -------

Cash Flows from Financing Activities

  Purchase of common stock                            $    --    $  (823)   $  (635)
  Net proceeds from sale of common stock                  500       --         --
  Cash dividends paid                                  (1,175)    (1,086)      (574)
                                                      -------    -------    -------
Net cash (used in)
  financing activities                                $  (675)   $(1,909)   $(1,209)
                                                      -------    -------    -------

Increase in cash and
  cash equivalents                                    $(1,369)   $   680    $   567

Cash and Cash Equivalents

  Beginning                                             1,395        715        148
                                                      -------    -------    -------

  Ending                                              $    26    $ 1,395    $   715
                                                      =======    =======    =======

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INDEPENDENT COMMUNITY
                                          BANKSHARES, INC.



Date:  March 15, 2000                  By:      /s/ Joseph L. Boling
                                           -------------------------------------
                                           Joseph L. Boling
                                           President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                       Title                              Date

           /s/ Joseph L. Boling                       President and Chief Executive             March 15, 2000
-------------------------------------------               Officer and Director
              Joseph L. Boling                        (Principal Executive Officer)


           /s/ Alice P. Frazier                 Senior Vice President and Chief Financial       March 15, 2000
-------------------------------------------         Officer (Principal Financial and
              Alice P. Frazier                             Accounting Officer)


          /s/ Howard M. Armfield                                Director
-------------------------------------------                                                     March 15, 2000
             Howard M. Armfield


          /s/ Childs Frick Burden                               Director                        March 15, 2000
-------------------------------------------
             Childs Frick Burden


           /s/ J. Lynn Cornwell, Jr.                            Director                        March 15, 2000
-------------------------------------------
            J. Lynn Cornwell, Jr.


           /s/ William F. Curtis                                Director                        March 15, 2000
-------------------------------------------
              William F. Curtis


            /s/ F.E. Deacon III                                 Director                        March 15, 2000
-------------------------------------------
               F.E. Deacon III


         /s/ Robert C. Gilkison                                 Director                        March 15, 2000
-------------------------------------------
           Robert C. Gilkison


         /s/ C. Oliver Iselin, III                              Director                        March 15, 2000
-------------------------------------------
           C. Oliver Iselin, III


           /s/ William S. Leach                                 Director                        March 15, 2000
-------------------------------------------
              William S. Leach


           /s/ Thomas W. Nalls                                  Director                        March 15, 2000
-------------------------------------------
              Thomas W. Nalls


                                                                Director                        March 15, 2000
-------------------------------------------
              John C. Palmer


                                                                Director                        March 15, 2000
-------------------------------------------
                John Sherman


            /s/ Millicent W. West                               Director                        March 15, 2000
-------------------------------------------
              Millicent W. West


           /s/ Edward T. Wright                                 Director                        March 15, 2000
-------------------------------------------
             Edward T. Wright


                                INDEX TO EXHIBITS

Number                              Document


3.1        Articles of Incorporation of Independent Community  Bankshares,  Inc.
          (the  "Company")(restated  in electronic format),  attached as Exhibit
          3.1 to the  Registration  Statement  on  Form  S-4,  Registration  No.
          333-24523, filed with the Commission on April 4, 1997 (the "Form S-4"), incorporated herein by reference.

3.2 Bylaws of the Company, attached as Exhibit 3.2 to the Form S-4, incorporated herein by reference.

10.1 Employment Agreement, dated as of January 1, 1998, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.

10.2 Independent Community Bankshares, Inc. 1997 Stock Option Plan, as amended, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-93447, filed with the Commission on December 22, 1999, incorporated herein by reference.

10.3 Agreement and Plan of Reorganization dated as of August 9, 1999, between Gilkison Patterson Investment Advisors, Inc. ("GPIA"), the Company and The Tredegar Trust Company, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999 (the "Form 10-QSB"), incorporated herein by reference.

10.4 Shareholder Agreement dated as of August 9, 1999, between Robert C. Gilkison, James H. Patterson, the Company and GPIA, attached as
          Exhibit 10.2 to the Form 10-QSB, incorporated herein by reference.

10.5 Stock Purchase Agreement dated as of August 9, 1999, between Robert C. Gilkison, James H. Patterson and the Company, attached as Exhibit 10.3 to the Form 10-QSB, incorporated herein by reference.

21        Subsidiaries of the Registrant.

27        Financial Data Schedule (filed electronically only).