Form 10QSB
period 2000-03-31
INDEPENDENT COMMUNITY BANKSHARES INC
filed 2000-05-15
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(D)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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

                           111 West Washington Street
                           Middleburg, Virginia 20117
                    (Address of Principle Executive Offices)

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

          1,721,209 shares of common stock, par value $5.00 per share, outstanding as of May 11, 2000

         o This Form 10-QSB also covers 276,600 Contractual Rights to Contingent Merger Consideration, which are registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on June 27, 1997.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.


                                      INDEX

Part I.    Financial Information                                                        Page No.

           Item 1.  Financial Statements

                    Consolidated Balance Sheets                                              3

                    Consolidated Statements of Income                                        4

                    Consolidated Statements of Changes in Shareholder's Equity               5

                    Consolidated Statements of Cash Flows                                    6

                    Notes to Consolidated Financial Statements                               7

           Item 2.  Management's Discussion and Analysis of Results of Operation
                    and Financial Condition                                                 10


Part II.   Other Information

           Item 1.  Legal Proceedings                                                       12

           Item 2.  Change in Securities                                                    12

           Item 3.  Defaults upon Senior Securities                                         12

           Item 4.  Submission of Matters to a Vote of Security Holders                     12

           Item 5.  Other Information                                                       12

           Item 6.  Exhibits and Reports on Form 8-K                                        12


           Signatures                                                                       13


                         PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                            (Unaudited)
                                                                              March 30         December 31,
                                                                                2000               1999
                                                                          ----------------   ----------------
Assets:
   Cash and due from banks                                                 $        5,418     $       8,037
   Interest-bearing balances in banks                                                  87                87
   Temporary investments:
       Federal funds sold                                                           4,090            12,139
       Other money market investments                                                 365               293
   Securities (fair value:  March 31, 2000,
     $ 81,690, December 31, 1999, $ 67,745)                                        81,687            67,739
   Loans held for sale                                                              1,359             1,232
   Loans, net                                                                     146,094           141,782
   Bank premises and equipment, net                                                 6,236             6,285
   Other assets                                                                     7,634             6,331
                                                                          ----------------   ----------------

         Total assets                                                      $      252,970     $     243,925
                                                                          ================   ================

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing                                                 $       45,941     $      44,900
      Savings and interest-bearing demand deposits                                101,959            97,208
      Time deposits                                                                56,878            61,729
                                                                          ----------------   ----------------
           Total deposits                                                  $      204,778     $     203,837

  Federal funds purchased                                                  $            -     $           -
  Securities sold under agreements to
    Repurchase                                                                     10,739            10,811
  Federal Home Loan Bank advances                                                  12,000             5,000
  Other liabilities                                                                 2,889             1,202
                                                                          ----------------   ----------------
          Total liabilities                                                $      230,406     $     220,850

Shareholders' Equity
  Common stock par value $5.00 per
   share, authorized 10,000,000 shares;
   issued and outstanding at March 31, 2000 - 1,721,209
   issued and outstanding at December 31, 1999 - 1,778,994                 $        8,606     $       8,895
  Capital surplus                                                                     255             1,293
  Retained earnings                                                                15,567            14,852
  Unrealized gain (loss) on securities
    available for sale, net                                                        (1,864)           (1,965)
                                                                          ----------------   ----------------
           Total shareholders' equity                                      $       22,564     $      23,075

Total liabilities and shareholders' equity                                 $      252,970     $     243,925
                                                                          ================   ================


See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                        Consolidated Statements of Income
                        (In Thousands, Except Per Share)

                                                                                Unaudited
                                                                -----------------------------------------
                                                                           For the Three Months
                                                                             Ended March 31,
                                                                       2000                    1999
                                                                -----------------       -----------------
Interest Income
  Interest and fees on loans                                     $         3,148         $        2,672
  Interest on investment securities
     Taxable                                                                   6                      8
     Exempt from federal income taxes                                         93                    145
  Interest on securities available for sale
     Taxable                                                                 488                    352
     Exempt from federal income taxes                                        367                    216
     Dividends                                                                73                     42
  Interest on federal funds sold and other                                   151                     76
                                                                -----------------       -----------------
      Total interest income                                      $         4,326         $        3,511
Interest expense
  Interest on deposits                                           $         1,234         $        1,181
  Interest on FHLB advances                                                   70                     71
  Interest on short-term borrowings                                          130                     32
                                                                -----------------       -----------------
      Total interest expense                                     $         1,434         $        1,284
      Net interest income                                        $         2,892         $        2,227
Provision for loan losses                                                     75                     81
                                                                -----------------       -----------------
      Net interest income after provision
       for loan losses                                           $         2,817         $        2,146
Other Income
  Commissions and fees from fiduciary activities                 $           366         $          248
  Service charges on deposit accounts                                        321                    246
  Net gains (losses) on securities
     available for sale                                                        -                     (8)
  Other operating income                                                     167                    177
                                                                -----------------       -----------------
       Total other income                                        $           854         $          663
Other Expense
  Advertising                                                    $            73         $           82
  Salaries and employee benefits                                           1,314                  1,072
  Net occupancy expense of premises                                          285                    203
  Other operating expenses                                                   530                    535
                                                                -----------------       -----------------
       Total other expense                                       $         2,202         $        1,892
                                                                -----------------       -----------------

       Income before income taxes                                $         1,469         $          917
       Income taxes                                                          381                    195
                                                                -----------------       -----------------
       Net income                                                $         1,088         $          722
                                                                =================       =================
Earnings per weighted average share:
  (2000 - 1,777,972,  1999 - 1,778,994)
Net income per share                                             $          0.61         $         0.41
Dividends per share                                              $          0.21         $         0.17


See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
            Consolidated Statement of Changes in Shareholders' Equity
               For the Three Months Ended March 31, 2000 and 1999
                                 (In Thousands)
                                   (Unaudited)

                                                                            Accumulated
                                                                              Other
                                                  Common       Capital     Comprehensive     Retained    Comprehensive
                                                  Stock        Surplus        Income         Earnings        Income          Total
Balances - December 31, 1998                    $    8,895   $    1,293   $        179    $    12,496     $       -     $    22,863

Comprehensive Income
  Net income                                                                                      722           722             722
  Other comprehensive income
     net of tax                                                                                                   -
  Unrealized loss on available for
     sale securities                                                                                           (201)
  Less:  Reclassification adjustment for
     gains realized in net income                                                                                 -
  Other comprehensive income, net of tax                                          (201)                        (201)           (201)
  Total comprehensive income                                                                              $     521
                                                                                                         ===========
  Cash dividends                                                                                 (301)                         (301)
                                               ------------ ------------  -------------  -------------                  ------------
Balances - March 31, 1999                       $    8,895   $    1,293    $       (22)   $    12,917                    $   23,083
                                               ============ ============  =============  =============                  ============


Balances - December 31, 1999                    $    8,895   $    1,293    $    (1,965)   $    14,852     $        -     $   23,075

Comprehensive Income
  Net income                                                                                    1,088          1,088          1,088
  Other comprehensive income
     net of tax
  Unrealized loss on available for
     sale securities                                                                                             101
  Less:  Reclassification adjustment for
     gains realized in net income                                                                                 --
                                                                                                         ------------
  Other comprehensive income, net of tax                                           101                           101            101
                                                                                                         ------------
  Total comprehensive income                                                                              $    1,189
                                                                                                         ============
  Cash dividends declared                                                                         (373)                        (373)
  Purchase of common stock (57,785 shares)            (289)      (1,038)                                                     (1,327)
                                               ------------ ------------  -------------  --------------                  -----------
Balances - March 31, 2000                       $    8,606   $      255    $    (1,864)   $     15,567                    $  22,564
                                               ============ ============  =============  ==============                  ===========

See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                      Consolidated Statements of Cash Flows
                            (In Thousands, Unaudited)

                                                                                                     For the Three Months Ended
                                                                                                ------------------------------------
                                                                                                    March 31,         March 31,
                                                                                                      2000              1999
                                                                                                ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                     $         1,088   $            722
  Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                                                75                 81
     Depreciation and amortization                                                                           178                151
     Net (gains) losses on securities available for sale                                                       -                  7
     Discount accretion and premium amortization on securities, net                                            -                 29
     Net (gains) losses on sale of assets                                                                      -                 (7)
    Net loss on sale of other real estate                                                                      -                  5
    Originations of loans held for sale                                                                   (7,794)            (7,608)
    Proceeds from sales of loans held for sale                                                             7,667              8,388
    Decrease in prepaid income taxes                                                                           6                  -
    (Increase) in other assets                                                                            (1,371)              (357)
    Increase in other liabilities                                                                          1,682                307
                                                                                                ----------------- ------------------
      Net cash provided by operating activities                                                  $         1,531   $          1,718
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and calls on investment securities                  $            14   $              -
  Proceeds from maturity, principal paydowns and
     calls of securities available for sale                                                                  838              1,528
  Proceeds from sale of securities available for sale                                                        490              1,735
  Proceeds from sale of bank premises and equipment                                                            -                 75
  Purchase of securities available for sale                                                              (15,137)            (6,453)
  Net (increase) in loans                                                                                 (4,387)            (2,746)
  Proceeds from sale of other real estate                                                                      -                195
  Purchases of bank premises and equipment                                                                  (114)              (375)
                                                                                                ----------------- ------------------
     Net cash (used in) investing activities                                                     $       (18,296)  $         (6,041)
CASH FLOWS FROM FINANCING ACTIVTIES
  Net increase in demand deposits, NOW accounts, and savings accounts                            $         5,792   $          4,809
  Net (decrease) increase in certificates of deposits                                                     (4,851)               403
  Proceeds from Federal Home Loan Bank advances                                                            9,000                  -
  Payment on Federal Home Loan Bank advances                                                              (2,000)            (1,000)
  Dividends declared                                                                                        (373)              (301)
  Acquisition of common stock                                                                             (1,327)                 -
  Increase (decrease) in securities sold under agreement to repurchase                                       (72)             2,413
                                                                                                ----------------- ------------------
     Net cash provided by financing activities                                                   $         6,169   $          6,324
     Increase in cash and cash equivalents                                                       $       (10,596)  $          2,001
CASH AND CASH EQUIVALENTS
  Beginning                                                                                      $        20,556   $         12,813
                                                                                                ================= ==================
  Ending                                                                                         $         9,960   $         14,814
                                                                                                ================= ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                                                            1,381              1,188
    Income taxes                                                                                               2                  4
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain (loss) on securities available for sale                                                   153               (303)

See Accompanying Note to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
               For the Three Months Ended March 31, 2000 and 1999


Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and changes in cash flows for the three months ended March 31, 2000 and 1999. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1999. The results of operations for the three month periods ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

Note 2.  Securities

       Securities being held to maturity as of March 31, 2000 are summarized as follows:

                                      ----------------------------------------------------------------------
                                                             Gross               Gross
                                          Amortized        Unrealized         Unrealized           Market
                                            Cost             Gains             (Losses)            Value
                                      ----------------------------------------------------------------------
                                                        (In Thousands)
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                         $         250     $           -      $         (17)     $        233
Obligations of states and
  political subdivisions                       7,432                33                (12)            7,453

Mortgaged backed securities                       53                 -                 (1)               52
                                      ---------------   ---------------   ----------------    --------------
                                       $       7,735     $          33     $          (30)     $      7,738
                                      ===============   ===============   ================    ==============

        Securities available for sale as of March 31, 2000 are summarized below:

                                         ------------------------------------------------------------------
                                                               Gross            Gross
                                             Amortized       Unrealized       Unrealized          Market
                                               Cost            Gains           (Losses)           Value
                                         ------------------------------------------------------------------
                                                                   (In Thousands)
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                            $       5,818     $         2      $        (145)     $    5,675
Corporate securities                              2,989               2               (368)          2,623
Obligations of states and
  political subdivisions                         25,170              14             (1,254)         23,930
Mortgaged backed securities                      36,478               5             (1,033)         35,450
Other                                             6,322               4                (52)          6,274
                                         ---------------   -------------    ---------------    ------------
                                          $      76,777     $        27      $      (2,852)     $   73,952
                                         ===============   =============    ===============    ============

Note 3. The consolidated loan portfolio is composed of the following:

                                                             ----------------------------------------
                                                                   March 31,         December 31,
                                                                    2000                1999
                                                             ------------------  --------------------
                                                                          (In Thousands)
  Commercial, financial and agricultural                      $         19,544     $         19,055
  Real estate construction                                              11,330               12,151
  Real estate mortgage                                                 107,018              102,184
  Installment loans to individuals                                       9,694                9,845
                                                             ------------------   -------------------
Total loans                                                            147,586              143,235
Less: Unearned income                                                        -                    -
           Allowance for loan losses                                    (1,492)              (1,453)
                                                             ------------------   -------------------
Loans, net                                                    $        146,094     $        141,782
                                                             ==================   ===================

ICBI had $391,940 in non-performing assets at March 31, 2000.


Note 4. The following is a summary of transactions in the reserve for loan losses:

                                              ------------------------------
                                                 March 31,      December 31,
                                                   2000            1999
                                              ------------------------------
                                                      (In Thousands)
Balance at January 1                           $     1,453     $     1,064
Provision charged to operating expense                  75             420
Recoveries added to the reserve                         28             120
Loan losses charged to the reserve                     (64)           (151)
                                              -------------   --------------
Balance at the end of the period               $     1,492     $     1,453
                                              =============   ==============

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

                                            March 31, 2000                March 31, 1999
                                                      Per share                     Per share
                                       Shares           Amount         Shares         Amount
                                    ------------    -------------   ------------   -------------
Basic EPS                             1,777,972      $      0.61      1,778,994     $      0.41
                                                    =============                  =============

Effect of dilutive
   securities:
    stock options(1)                     15,048                          13,825
                                    ------------                    ------------
Diluted EPS                           1,793,020      $      0.61      1,792,819     $      0.41
                                    ============    =============   ============   =============

(1) The anit-dilutive effects of 31,000 options were not included in the calculation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary

         Net income for the three months ended March 31, 2000 increased 50.7% to $1.1 million or $.61 per diluted share compared to $722 thousand or $.41 per diluted share for the first three months of 1999. Annualized returns on average assets and equity for the period ended March 31, 2000 were 1.81% and 18.98%, respectively, compared to 1.40% and 12.75% for the same period in 1999.

         The total assets of the Independent Community Bankshares, Inc. ("ICBI") increased to $253.0 million at March 31, 2000 compared to $243.9 million at December 31, 1999 representing an increase of $9.1 million or 3.7%. Net loans at March 31, 2000, were $146.1 million, an increase of $4.3 million from the December 31, 1999 balance of $141.8 million. Continued loan demand fueled the loan growth experienced for the first three months of 2000. The investment portfolio increased 20.6% to $81.7 million at March 31, 2000 compared to the $67.7 million balance at December 31, 1999. Federal funds sold decreased $8.0 million to $4.1 million at March 31, 2000 compared to $12.1 million at December 31, 1999. Deposits increased to $204.8 million at March 31, 2000, from the $203.8 million balance at December 31, 1999.

         Shareholders' equity at March 31, 2000 totaled $22.6 million compared to $23.1 million at December 31, 1999. The book value per common share on March 31, 2000 was $13.11 per share compared to $12.97 at December 31, 1999.

Net Interest Income

         Net interest income is ICBI's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $2.9 million for the first three months of 2000 compared to $2.2 million for the same period in 1999. Net interest income has been positively affected by a 17.2% increase in average earning assets from March 31, 1999 to March 31, 2000.

Noninterest Income

         Service charges on deposit accounts for the first three months of 2000 totaled $321,000 compared to $246,000 for the same period in 1999, a increase of 30.5%. Commission and fees from fiduciary activities were $366,000 at March 31, 2000 compared to $248,000 at March 31, 1999. Other Operating Income decreased to $167,000 at March 31, 2000 from the $177,000 at March 31, 1999. Non-deposit investment sales commissions and loan fees from the mortgage banking department within The Middleburg Bank, ICBI's banking subsidiary, account for a majority of other operating income.

Noninterest Expense

         Enhancing ICBI's continued growth, total noninterest expense consisting of employee related costs, occupancy and other overhead totaled $2.2 million for the first three months of 2000 compared to $1.9 million for the same period of 1999. This represents a 16.4% increase or $310,000. Branch expansion and mortgage banking has increased salary and benefit expense by 22.6% from $1.1 million in the first quarter of 1999 to $1.3 million for the same period in 2000.

Allowance for Loan Losses

         The allowance for loan losses at March 31, 2000 was $1.5 million. This is an increase of $39,000 from December 31, 1999. The ratio of the allowance for loan losses to gross loans is 1.01%. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 2000. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.


Capital Resources

         Shareholder's equity at March 31, 2000 was $22.6 million compared to $23.1 million at December 31, 1999. During March 2000, ICBI repurchased 57,785 shares of common stock at an average price of $22.43. This reduced the number of shares outstanding to 1,721,209 at March 31, 2000. Common stock decreased by $289,000 to $8.6 million and capital surplus decreased by $1.0 million to $255,000. ICBI's board of directors has authorized a share repurchase program which allows management to repurchase up to 100,000 shares as deemed appropriate.

         At March 31, 2000 ICBI's tier 1 and total risked-based capital ratios were 13.16% and 114.00%, respectively, compared to 14.0% and 14.8% at December 31, 1999. ICBI's leverage ratio was 9.73% at March 31, 2000 compared to a ratio of 10.8% at December 31, 1999. ICBI's capital structure places it above applicable regulatory guidelines which affords ICBI the opportunity to take advantage of business opportunities while ensuring that it has resources to protect against the risks inherent in its business.


Forward-looking Statement

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

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

         27     Financial Data Schedule (filed electronically only).

     b)  Reports on Form 8-K - None

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INDEPENDENT COMMUNITY BANKSHARES, INC.
                                          --------------------------------------
                                                      (Registrant)



         Date: May 15, 2000                     /s/ Joseph L. Boling
               ------------                  -----------------------------------
                                                Joseph L. Boling,
                                                Chairman of the Board & CEO



         Date: May 15, 2000                     /s/ Alice P. Frazier
               ------------                  -----------------------------------
                                                Alice P. Frazier,
                                                Senior Vice President & CFO