Form 10QSB
period 2000-06-30
INDEPENDENT COMMUNITY BANKSHARES INC
filed 2000-08-14
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

                           111 West Washington Street
                           Middleburg, Virginia 20117
                    (Address of Principal Executive Offices)

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

          1,778,994 shares of common stock, par value $5.00 per share, outstanding as of July 19, 2000

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


                         PART I. FINANCIAL INFORMATION
Item 1.      FINANCIAL STATEMENTS

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                         (Unaudited)
                                                                            June 30,         December 31,
                                                                              2000              1999
                                                                        ---------------    ---------------
Assets:
   Cash and due from banks                                              $        10,647    $         8,037
   Interest-bearing balances in banks                                               131                 87
   Temporary investments:
       Federal funds sold                                                           525             12,139
       Other money market investments                                               158                293
   Securities (fair value: June 30, 2000,
       $80,710, December 31, 1999, $67,745)                                      80,705             67,739
   Loans held for sale                                                            3,488              1,232
   Loans, net                                                                   157,600            141,782
   Bank premises and equipment, net                                               6,185              6,285
   Other assets                                                                   6,779              6,331
                                                                        ---------------    ---------------

         Total assets                                                   $       266,218    $       243,925
                                                                        ===============    ===============

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing                                              $        50,139    $        44,900
      Savings and interest-bearing demand deposits                               91,993             97,208
      Time deposits                                                              62,300             61,729
                                                                        ---------------    ---------------
           Total deposits                                               $       204,432    $       203,837

  Federal funds purchased                                               $             -    $             -
  Securities sold under agreements to
    repurchase                                                                   12,375             10,811
  Federal Home Loan Bank advances                                                23,375              5,000
  Other liabilities                                                               2,608              1,202
                                                                        ---------------    ---------------
          Total liabilities                                             $       242,790    $       220,850
                                                                        ---------------    ---------------

Shareholders' Equity
  Common stock par value $5.00 per
   share, authorized 10,000,000 shares;
   issued and outstanding at June 30, 2000 - 1,723,209
   issued and outstanding at December 31, 1999 - 1,778,994              $         8,616    $         8,895
  Capital surplus                                                                 2,279              1,293
  Retained earnings                                                              14,282             14,852
  Unrealized gain (loss) on securities
    available for sale, net                                                      (1,749)            (1,965)
                                                                        ---------------    ---------------
           Total shareholders' equity                                   $        23,428    $        23,075

Total liabilities and shareholders' equity                              $       266,218    $       243,925
                                                                        ===============    ===============

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                              Unaudited                   Unaudited
                                                                       -----------------------------------------------------
                                                                          For the Six Months           For the Quarter
                                                                             Ended June 30,             Ended June 30,
                                                                          2000          1999          2000          1999
                                                                       ----------    ----------    ----------    ----------
Interest Income
  Interest and fees on loans                                           $    6,552    $    5,597    $    3,404    $    2,925
  Interest on investment securities
     Taxable                                                                   12            21             6            13
     Exempt from federal income taxes                                         182           283            89           138
  Interest on securities available for sale
     Taxable                                                                1,478           761           834           409
     Exempt from federal income taxes                                         563           438           288           222
     Dividends                                                                140           127            67            85
  Interest on federal funds sold and other                                    109           174            22            98
                                                                       ----------    ----------    ----------    ----------
      Total interest income                                            $    9,036    $    7,401    $    4,710    $    3,890

Interest Expense
  Interest on deposits                                                 $    2,470    $    2,361    $    1,236    $    1,180
  Interest on FHLB advances                                                   353           142           283            71
  Interest on short-term borrowings                                           284            92           154            60
                                                                       ----------    ----------    ----------    ----------
      Total interest expense                                           $    3,107    $    2,595    $    1,673    $    1,311

      Net interest income                                              $    5,929    $    4,806    $    3,037    $    2,579

Provision for loan losses                                                     200           204           125           123
                                                                       ----------    ----------    ----------    ----------

      Net interest income after provision
       for loan losses                                                 $    5,729    $    4,602    $    2,912    $    2,456

Other Income
  Commissions and fees from fiduciary
    activities                                                         $      755    $      512    $      389    $      264
  Service charges on deposit accounts                                         612           553           291           307
  Net gains (losses) on securities
     available for sale                                                        (1)          (11)           (1)           (3)
  Other operating income                                                      385           310           218           133
                                                                       ----------    ----------    ----------    ----------
       Total other income                                              $    1,751    $    1,364    $      897    $      701

Other Expense
  Advertising                                                          $      222    $      161    $      149    $       79
  Salaries and employee benefits                                            2,606         2,127         1,292         1,055
  Net occupancy expense of premises                                           601           463           316           260
  Other operating expenses                                                  1,155         1,120           625           585
                                                                       ----------    ----------    ----------    ----------
       Total other expense                                             $    4,584    $    3,871    $    2,382    $    1,979
                                                                       ----------    ----------    ----------    ----------

       Income before income taxes                                      $    2,896    $    2,095    $    1,427    $    1,178
       Income taxes                                                           731           461           350           266
                                                                       ----------    ----------    ----------    ----------
       Net income                                                      $    2,165    $    1,634    $    1,077    $      912
                                                                       ==========    ==========    ==========    ==========
Earnings per weighted average share:
  Basic Shares  (2000 - 1,750,261,  1999 - 1,778,994)
  Basic Earnings Per Share                                             $     1.24    $     0.92    $     0.63    $     0.51
  Diluted Shares (2000 - 1,749,721, 1999  - 1,792,722)
  Diluted Earnings Per Share                                           $     1.23    $     0.91    $     0.62    $     0.50
Dividends per share                                                    $     0.42    $     0.34    $     0.21    $     0.17

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
           Consolidated Statement of Changes in Shareholders' Equity
                For the six months ended June 30, 2000 and 1999
                                 (In Thousands)
                                   (Unaudited)

                                                                           Accumulated
                                                                              Other
                                                  Common       Capital     Comprehensive   Retained    Comprehensive
                                                  Stock        Surplus        Income       Earnings        Income         Total
                                               ------------  ------------  ------------  ------------   ------------   ------------
Balances - December 31, 1998                   $      8,895  $      1,293  $        180  $     12,495   $          -   $     22,863

Comprehensive Income
  Net income                                                                                    1,634          1,634          1,634
  Other comprehensive income
     net of tax                                                                                               (1,028)
  Unrealized loss on available for
     sale securities
  Less:  Reclassification adjustment for
     gains realized in net income
                                                                                                        ------------

  Other comprehensive income, net of tax                                         (1,028)                      (1,028)        (1,028)
                                                                                                        ------------
  Total comprehensive income                                                                            $        606
                                                                                                        ============
  Cash dividends declared                                                                        (604)                         (604)
                                               ------------  ------------  ------------  ------------                  ------------

Balances - June 30, 1999                       $      8,895  $      1,293  $       (848) $     13,525                  $     22,865
                                               ============  ============  ============  ============                  ============

Balances - December 31, 1999                   $      8,895  $      1,293  $     (1,965) $     14,852   $          -   $     23,075

Comprehensive Income
  Net income                                                                                    2,165          2,165          2,165
  Other comprehensive income
     net of tax                                                                                                  216
  Unrealized loss on available for
     sale securities
  Less:  Reclassification adjustment for
     gains realized in net income
                                                                                                        ------------
  Purchase of common shares (57,785 shares)            (289)      (1,038)                                                    (1,327)
  Issuance of common shares in stock
        option plan (2,000 shares)                       10           24                                                         34
  Discretionary transfer from retained earnings                    2,000                       (2,000)                            -
  Other comprehensive income, net of tax                                            216                          216            216
                                                                                                        ------------
  Total comprehensive income                                                                            $      2,381
                                                                                                        ============
  Cash dividends declared                                                                        (735)                         (735)
                                               ------------  ------------  ------------  ------------                  ------------

Balances - June 30, 2000                       $      8,616  $      2,279  $     (1,749) $     14,282                  $     23,428
                                               ============  ============  ============  ============                  ============

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                      Consolidated Statements of Cash Flows
                            (In Thousands, Unaudited)

                                                                                                     For the Six Months Ended
                                                                                               -----------------------------------
                                                                                                 June 30,               June 30,
                                                                                                   2000                   1999
                                                                                               ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                   $      2,165           $      1,634
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                          200                    204
     Depreciation and amortization                                                                      353                    311
     Net (gains) losses on securities available for sale                                                 (1)                    12
     Discount accretion and premium amortization on securities, net                                      (7)                    50
     Net (gains) losses on sale of assets                                                                 -                     (6)
     Net loss on sale of other real estate                                                                -                      5
     Originations of loans held for sale                                                            (17,501)               (13,453)
     Proceeds from sales of loans held for sale                                                      15,245                 15,529
     (Increase) decrease in prepaid income taxes                                                        (80)                   (77)
     (Increase) decrease in other assets                                                               (513)                  (153)
     Increase (decrease)  in other liabilities                                                        1,406                    (45)
                                                                                               ------------           ------------
      Net cash provided by operating activities                                                $      1,267           $      4,011
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and calls on investment securities                $        369           $        526
  Proceeds from maturity, principal paydowns and
     calls of securities available for sale                                                           2,018                  3,368
  Proceeds from sale of securities available for sale                                                   490                  1,835
  Proceeds from sale of bank premises and equipment                                                       -                    117
  Purchase of investment securities                                                                       -                   (250)
  Purchase of securities available for sale                                                         (15,505)                (9,449)
  Net (increase) in loans                                                                           (16,018)               (13,604)
  Proceeds from sale of other real estate                                                                 -                    195
  Purchases of bank premises and equipment                                                             (223)                  (863)
                                                                                               ------------           ------------
     Net cash (used in) investing activities                                                   $    (28,869)          $    (18,125)
                                                                                               ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts, and savings accounts                          $         24           $     20,849
  Net (decrease) increase in certificates of deposits                                                   571                  3,152
  Proceeds from Federal Home Loan Bank advances                                                      29,100                  6,000
  Dividends declared                                                                                   (735)                  (604)
  Acquisition of common stock                                                                        (1,327)                     -
  Issuance of common stock                                                                               34                      -
  Payment on Federal Home Loan Bank advances                                                        (10,725)                (7,000)
  Increase (decrease) in securities sold under agreement to repurchase                                1,564                  3,740
                                                                                               ------------           ------------
     Net cash provided by financing activities                                                 $     18,506           $     26,137
                                                                                               ------------           ------------
    Increase in cash and cash equivalents                                                      $     (9,096)          $     12,023
CASH AND CASH EQUIVALENTS
  Beginning                                                                                    $     20,557           $     12,813
                                                                                               ============           ============
  Ending                                                                                       $     11,461           $     24,836
                                                                                               ============           ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                                                $      2,425           $      2,377
    Income taxes                                                                               $        820           $        559
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain (loss) on securities available for sale                                     $        337           $     (1,557)

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                 For the Six Months Ended June 30, 2000 and 1999

Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations and changes in cash flows for the six months ended June 30, 2000 and 1999. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1999. The results of operations for the six month periods ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

Note 2.  Securities

         Securities being held to maturity as of June 30, 2000 are summarized as follows:

                                           -------------------------------------------------------
                                                             Gross          Gross
                                            Amortized     Unrealized      Unrealized       Market
                                               Cost          Gains         (Losses)        Value
                                           -------------------------------------------------------
                                                              (In thousands)
         U.S. Treasury securities
           and obligations of U.S.
           government corporations
           and agencies                    $      250     $        -     $      (19)    $      231
         Obligations of states and
           political subdivisions               7,040             37            (12)         7,065

         Mortgaged backed securities               96              -             (1)            95
                                           ----------     ----------     ----------     ----------
                                           $    7,386     $       37     $      (32)    $    7,391
                                           ==========     ==========     ==========     ==========

         Securities available for sale as of June 30, 2000 are summarized below:

                                           -------------------------------------------------------
                                                            Gross          Gross
                                           Amortized      Unrealized     Unrealized       Market
                                             Cost           Gains         (Losses)        Value
                                           -------------------------------------------------------
                                                              (In thousands)
         U.S. Treasury securities
           and obligations of U.S.
           government corporations
           and agencies                    $    5,822     $        7     $     (177)    $    5,652
         Corporate securities                   2,989             36           (314)         2,711
         Obligations of states and
           political subdivisions              25,171             30         (1,094)        24,107
         Mortgaged backed securities           35,343              4         (1,069)        34,278
         Other                                  6,648              3            (80)         6,571
                                           ----------     ----------     ----------     ----------
                                           $   75,973     $       80     $   (2,734)    $   73,319
                                           ==========     ==========     ==========     ==========

Note 3.  The consolidated loan portfolio is composed of the following:

                                                      -------------------------
                                                       June 30,    December 31,
                                                         2000          1999
                                                      -------------------------
                                                            (in thousands)

           Commercial, financial and agricultural     $   22,429     $   19,055
           Real estate construction                       17,277         12,151
           Real estate mortgage                          109,128        102,184
           Installment loans to individuals               10,389          9,845
                                                      ----------     ----------
         Total loans                                     159,223        143,235
         Less: Unearned income                                 -              -
                    Allowance for loan losses             (1,623)        (1,453)
                                                      ----------     ----------
         Loans, net                                   $  157,600     $  141,782
                                                      ==========     ==========


         The Company had $246,054 in non-performing assets at June 30, 2000.

Note 4. The following is a summary of transactions in the reserve for loan losses:

                                                      -------------------------
                                                       June 30,    December 31,
                                                         2000          1999
                                                      -------------------------
                                                            (in thousands)
         Balance at January 1                         $    1,453     $    1,064
         Provision charged to operating expense              200            420
         Recoveries added to the reserve                      35            120
         Loan losses charged to the reserve                  (65)          (151)
                                                      ----------     ----------
         Balance at the end of the period             $    1,623     $    1,453
                                                      ==========     ==========


Note 5. Earnings Per Share

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

                                                          June 30, 2000                    June 30, 1999
                                                                    Per share                         Per share
                                                     Shares           Amount           Shares           Amount
                                                ---------------  ---------------  ---------------  ---------------
         Basic EPS                                   1,749,721   $          1.24        1,778,994  $          0.92
                                                                 ===============                   ===============
         Effect of dilutive securities
             stock options(1)                           13,643                            13,728
                                                ---------------                   ---------------
         Diluted EPS                                 1,763,364   $          1.23        1,792,722  $          0.91
                                                ===============  ===============  ===============  ===============

         (1) The anti-dilutive effects of 69,825 options were not included in the calculation.

Note 6.  Derivative Financial Instruments

         Interest rate swap agreements:

         During May 2000, the Company entered into two agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments (interest rate swaps). The notional principal amount of interest rate swaps outstanding was $8,525,000 at June 30, 2000. The original term to maturity was 24 months. The weighted-average fixed payment rate was 7.0% at June 30, 2000. Variable interest payments received are based on three-month LIBOR. At June 30, 2000, the weighted average rate of variable market-indexed interest payment obligations to the Company was 6.34%. The effect of these agreements was to transform fixed rate liabilities to variable rate liabilities. The net cost of these agreements was ($6,164) for the six month period ended June 30, 2000, which is charged to income as it accrues.

         The Company's current credit exposure on swaps is limited to the value of interest rate swaps that have become assets to the Company. At June 30, 2000, the fair value of interest rate swaps in an asset position was $37,081.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Financial Summary

         Net income for the six months  ended June 30, 2000  increased  32.5% to
2.2 million or $1.23 per diluted share compared to $1.6 million or $.91 per diluted share for the first six months of 1999. Annualized returns on average assets and equity for the six months ended June 30, 2000 were 1.73% and 18.93%, respectively, compared to 1.54% and 14.25% for the same period in 1999.

         Total assets for Independent Community Bankshares, Inc. (the "Company") were $266.2 million at June 30, 2000 compared to $243.9 million at December 31, 1999 representing an increase of $22.3 million or 9.14%. Total loans at June 30, 2000 were $159.2 million, an increase of $16.0 million from the December 31, 1999 balance of $143.2 million. Significant factors contributing to loan growth include additional loan officers as well as favorable local market conditions. The investment portfolio increased 19.14% to $80.7 million at June 30, 2000 compared to $67.7 million at December 31, 1999. Deposits increased $595,000 to $204.4 million at June 30, 2000 from $203.8 million at December 31, 1999. Securities sold under agreements to repurchase increased 14.47% to $12.4 million at June 30, 2000 compared to $10.8 million at December 31, 1999. Federal Home Loan Bank (FHLB) Advances increased $18.4 million to $23.4 million at June 30, 2000. Funds from the increase in FHLB advances were used to fund loan and investment portfolio growth.

         Shareholders' equity totaled $23.4 million at June 30, 2000 compared $23.1 million at December 31, 1999. The book value per common share was $13.60 at June 30, 2000 and $12.97 at December 31, 1999.

Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $5.9 million for the first six months of 2000 compared to $4.8 million for the same period in 1999. The growth in average earning assets has caused the increase in net interest income.

Noninterest Income

         Noninterest income consisting of fees from deposit accounts, fiduciary activities as well as mortgage banking was $1.8 million for six month period ended June 30, 2000 compared to $1.4 million for the same period in 1999. Service charges on deposit for accounts for the six month period ended June 30, 2000 totaled $612,000 compared to $553,000 for the same period in 1999, an increase of 10.67%. Commissions and fees from fiduciary activities were $755,000 for the six month period ended June 30, 2000 compared to $512,000 for the same period in 1999. Assets under management increased 28.95% to $451.7 million resulting in 47.46% increase in related fee income. Other operating income increased $75,000 to $385,000 for the six months ended June 30, 2000 compared to $310,000 for the same period in 1999. Commissions from mortgage banking account for a majority of the increase in other operating income.

Noninterest Expense

         Total noninterest expense includes employee related costs, occupancy and equipment expense and other overhead. Total noninterest expense was $4.6 million for the six month period ended June 30,

2000, an increase of 18.42% compared to $3.9 million for the same period in 1999. Salary and benefit expense increased 22.52% from $2.1 million for the six month period ended June 30, 1999 to $2.6 million for the six month period ended June 30, 2000. Net occupancy expense of premises increased 29.81% from $463,000 for the six month period ended June 30, 1999 to $601,000 for the same period in 2000. Rental expenses associated with two new branches and a mortgage banking office have contributed to the increase in occupancy expenses. A continued emphasis on marketing has increased advertising costs from $161,000 for the six month period ended June 30, 1999 to $222,000 for the same period in 2000.

Allowance for Loan Losses

         The allowance for loan losses was $1.6 million at June 30, 2000 compared to $1.2 million at June 30, 1999. The provision for loan losses was $200,000 for the six month period ended June 30, 2000 compared to $204,000 for the same period in 1999. The ratio of the allowance for loan losses to total loans was 1.03% at June 30, 2000 compared to 0.90% at June 30, 1999. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at June 30, 2000. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what is reserved.

Capital Resources

         Shareholders' equity was $23.4 million at June 30, 2000 compared to $23.1 million at June 30, 1999. During the first quarter of 2000 two privately negotiated stock repurchases were completed totaling 57,785 shares of common stock at a weighted average price of $22.46 per share. The stock repurchase was 3.25% of the total stock outstanding prior to the transaction. Total common shares outstanding at June 30, 2000 were 1,723,209.

         At June 30, 2000 the Company's tier 1 and total risk-based capital ratios were 12.73% and 13.58%, respectively, compared to 14.0% and 14.8% at December 31, 1999. The Company's leverage ratio was 9.66% at June 30, 2000 compared to 10.8% at December 31, 1999. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

                         PART II. FINANCIAL INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities.

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         Independent Community Bankshares, Inc. held its Annual Meeting of Shareholders on Wednesday, April 19, 2000 in Middleburg, Virginia. The shareholders were asked to vote on the election of the directors of the Company, to approve an amendment to the Company's 1997 Stock Incentive Plan and to ratify the appointment of the firm Yount, Hyde & Barbour, PC as the independent auditors for the fiscal year ending December 31, 2000.

         The votes cast for or withheld for the election of the directors were as follows:

         -------------------------------------  ---------------  ---------------
                      NAME                            FOR           WITHHELD
         -------------------------------------  ---------------  ---------------
         Howard M. Armfield                        1,438,294         34,792
         -------------------------------------  ---------------  ---------------
         Joseph L. Boling                          1,437,894         35,192
         -------------------------------------  ---------------  ---------------
         Childs Frick Burden                       1,469,886          3,200
         -------------------------------------  ---------------  ---------------
         J. Lynn Cornwell, Jr.                     1,438,294         34,792
         -------------------------------------  ---------------  ---------------
         William F. Curtis                         1,469,886          3,200
         -------------------------------------  ---------------  ---------------
         F.E. Deacon, III                          1,469,086          4,000
         -------------------------------------  ---------------  ---------------
         Robert C. Gilkison                        1,469,886          3,200
         -------------------------------------  ---------------  ---------------
         C. Oliver Iselin, III                     1,438,294         34,792
         -------------------------------------  ---------------  ---------------
         Thomas W. Nalls                           1,438,294         34,792
         -------------------------------------  ---------------  ---------------
         John C. Palmer                            1,469,886          3,200
         -------------------------------------  ---------------  ---------------
         John Sherman                              1,438,294         34,792
         -------------------------------------  ---------------  ---------------
         Millicent W. West                         1,438,294         34,792
         -------------------------------------  ---------------  ---------------
         Edward T. Wright                          1,469,886          3,200
         -------------------------------------  ---------------  ---------------

         The votes cast for, against, abstain or non-vote to approve the amendment to the Company's 1997 Stock Incentive Plan were as follows:

         -------------------------------- ------------- ----------- ----------- -------------
                                               FOR        AGAINST     ABSTAIN     NON-VOTE
         -------------------------------- ------------- ----------- ----------- -------------
             Amendment to 1997 Stock
                Incentive Plan              1,157,772      58,644      42,246       214,424
         -------------------------------- ------------- ----------- ----------- -------------

         The votes cast for, against or abstain to approve the ratification of Yount, Hyde & Barbour as independent auditors for the fiscal year ending December 31, 2000.

       ----------------------------- --------------- ------------- -------------
                                           FOR          AGAINST       ABSTAIN
       ----------------------------- --------------- ------------- -------------
       Independent Auditors -
       Yount, Hyde & Barbour, PC        1,384,642        4,450         6,234
       ----------------------------- --------------- ------------- -------------


Item 5.  Other Information.

         None.

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


                                          INDEPENDENT COMMUNITY BANKSHARES, INC.
                                          --------------------------------------
                                          (Registrant)


Date:     8/10/00                         /s/ Joseph L. Boling
      ---------------                     --------------------------------------
                                          Joseph L. Boling
                                          Chairman of the Board & CEO




Date:     8/10/00                         /s/ Alice P. Frazier
      ---------------                     --------------------------------------
                                          Alice P. Frazier
                                          Senior Vice President & CFO