Form 10QSB
period 2000-09-30
INDEPENDENT COMMUNITY BANKSHARES INC
filed 2000-11-14
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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
                                                                 Yes  X   No
                                                                     ---     ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          1,739,247 shares of common stock, par value $5.00 per share, outstanding as of October 31, 2000

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


                          PART I. FINANCIAL INFORMATION
Item 1.      FINANCIAL STATEMENTS

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                              (Unaudited)
                                                              September 30,        December 31,
                                                                  2000                 1999
                                                              ------------         ------------
Assets:
   Cash and due from banks                                    $      6,945         $      8,037
   Interest-bearing balances in banks                                  128                   87
   Temporary investments:
       Federal funds sold                                            7,250               12,139
       Other money market investments                                  697                  293
   Securities (fair value:  September 30, 2000,
     $80,514, December 31, 1999, $67,745)                           80,452               67,739
   Loans held for sale                                               1,244                1,232
   Loans, net                                                      164,060              141,782
   Bank premises and equipment, net                                  6,324                6,285
   Other assets                                                      7,107                6,331
                                                              ------------         ------------

         Total assets                                         $    274,207         $    243,925
                                                              ============         ============

Liabilities and Shareholders' Equity:
Liabilities:
   Deposits:
      Non-interest bearing                                    $     50,681         $     44,900
      Savings and interest-bearing demand deposits                  93,574               97,208
      Time deposits                                                 68,560               61,729
                                                              ------------         ------------
           Total deposits                                     $    212,815         $    203,837

  Securities sold under agreements to
    repurchase                                                $     13,185         $     10,811
  Federal Home Loan Bank advances                                   20,000                5,000
  Other liabilities                                                  3,035                1,202
                                                              ------------         ------------
          Total liabilities                                   $    249,035         $    220,850
                                                              ------------         ------------

Shareholders' Equity:
  Common stock par value $5.00 per
   share, authorized 10,000,000 shares;
   issued and outstanding at September 30, 2000 - 1,739,247
   issued and outstanding at December 31, 1999 - 1,778,994    $      8,696         $      8,895
  Capital surplus                                                    2,556                1,293
  Retained earnings                                                 14,961               14,852
  Accumulated other comprehensive (loss)                            (1,041)              (1,965)
                                                              ------------         ------------
           Total shareholders' equity                         $     25,172         $     23,075
                                                              ------------         ------------

Total liabilities and shareholders' equity                    $    274,207         $    243,925
                                                              ============         ============

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                        Unaudited                        Unaudited
                                                                -----------------------------------------------------------
                                                                    For the Nine Months               For the Quarter
                                                                    Ended September 30,             Ended September 30,
                                                                    2000            1999            2000           1999
                                                                ------------    ------------    ------------   ------------
Interest Income
  Interest and fees on loans                                    $     10,192    $      8,625    $      3,640   $      3,028
  Interest on investment securities
     Taxable                                                              18              29               6              8
     Exempt from federal income taxes                                    269             417              87            134
  Interest on securities available for sale
     Taxable                                                           2,294           1,182             816            421
     Exempt from federal income taxes                                    852             677             289            239
     Dividends                                                           165             201              25             74
  Interest on federal funds sold and other                               142             323              33            149
                                                                ------------    ------------    ------------   ------------
      Total interest income                                     $     13,932    $     11,454    $      4,896   $      4,053

Interest Expense
  Interest on deposits                                          $      3,838    $      3,566    $      1,368   $      1,205
  Interest on FHLB advances                                              671             212             318             70
  Interest on short-term borrowings                                      464             172             180             80
                                                                ------------    ------------    ------------   ------------
      Total interest expense                                    $      4,973    $      3,950    $      1,866   $      1,355

      Net interest income                                       $      8,959    $      7,504    $      3,030   $      2,698

Provision for loan losses                                                325             328             125            124
                                                                ------------    ------------    ------------   ------------

  Net interest income after provision for loan losses           $      8,634    $      7,176    $      2,905   $      2,574

Other Income
  Commissions and fees from fiduciary
    activities                                                  $      1,172    $        805    $        417   $        293
  Service charges on deposit accounts                                    886             820             274            268
  Net gains (losses) on securities
     available for sale                                                   (1)            (11)              -              -
  Other operating income                                                 612             516             227            206
                                                                ------------    ------------    ------------   ------------
       Total other income                                       $      2,669    $      2,130    $        918   $        767

Other Expense
  Advertising                                                   $        247    $        242    $         25   $         81
  Salaries and employee benefits                                       4,083           3,259           1,477          1,132
  Net occupancy expense of premises                                      874             716             273            253
  Other operating expenses                                             1,842           1,633             687            514
                                                                ------------    ------------    ------------   ------------
       Total other expense                                      $      7,046    $      5,850    $      2,462   $      1,980
                                                                ------------    ------------    ------------   ------------

       Income before income taxes                               $      4,257    $      3,456    $      1,361   $      1,361
       Income taxes                                                    1,052             823             321            362
                                                                ------------    ------------    ------------   ------------
       Net income                                               $      3,205    $      2,633    $      1,040   $        999
                                                                ============    ============    ============   ============
Earnings per weighted average share:
   Basic Shares (2000 - 1,741,353,  1999 - 1,778,994)
   Net income per share, basic                                  $       1.84    $       1.48    $       0.60   $       0.56
   Diluted Shares (2000 - 1,754,639,  1999 - 1,795,256)
   Net income per share, diluted                                $       1.83    $       1.47    $       0.60   $       0.55
Dividends per share                                             $       0.63    $       0.51    $       0.21   $       0.17

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
            Consolidated Statement of Changes in Shareholders' Equity
              For the Nine Months ended September 30, 2000 and 1999
                                 (In Thousands)
                                   (Unaudited)

                                                                              Accumulated
                                                                                 Other
                                                    Common       Capital     Comprehensive   Retained    Comprehensive
                                                    Stock        Surplus     Income (Loss)   Earnings       Income         Total
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Balances - December 31, 1998                     $      8,895  $      1,293  $        180  $     12,495  $          -  $     22,863

Comprehensive Income
  Net income                                                                                      2,633         2,633         2,633
  Other comprehensive income,
     net of tax:
    Unrealized loss on available for
       sale securities                                                                                         (1,565)
    Reclassification adjustment for
       gains realized in net income                                                                                 7
                                                                                                         ------------

  Other comprehensive income, net of tax                                           (1,558)                     (1,558)       (1,558)
                                                                                                         ------------
  Total comprehensive income                                                                             $      1,075
                                                                                                         ============
  Cash dividends declared                                                                          (909)                       (909)
                                                 ------------  ------------  ------------  ------------                ------------

Balances - September 30, 1999                    $      8,895  $      1,293  $     (1,378) $     14,219                $     23,029
                                                 ============  ============  ============  ============                ============

Balances - December 31, 1999                     $      8,895  $      1,293  $     (1,965) $     14,852  $          -  $     23,075

Comprehensive Income
  Net income                                                                                      3,205         3,205         3,205
  Other comprehensive income,
     net of tax:
    Unrealized loss on available for
       sale securities                                                                                            924
    Reclassification adjustment for
       gains realized in net income                                                                                 -
                                                                                                         ------------
  Purchase of common shares (57,785 shares)              (289)       (1,038)                                                 (1,327)
  Issuance of common shares in stock
     option plan (2,000)                                   10            24                                                      34
  Issuance of common shares (16,038 shares)                80           277                                                     357
  Discretionary transfer from retained earnings                       2,000                      (2,000)                          -
  Other comprehensive income, net of tax                                              924                         924           924
                                                                                                         ------------
  Total comprehensive income                                                                             $      4,129
                                                                                                         ============
  Cash dividends declared                                                                        (1,096)                     (1,096)
                                                 ------------  ------------  ------------  ------------                ------------

Balances - September 30, 2000                    $      8,696  $      2,556  $     (1,041) $     14,961                $     25,172
                                                 ============  ============  ============  ============                ============

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                      Consolidated Statements of Cash Flows
                            (In Thousands, Unaudited)

                                                                                                For the Nine  Months Ended
                                                                                              -------------------------------
                                                                                              September 30,      September 30,
                                                                                                  2000               1999
                                                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                  $      3,205       $      2,633
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                         325                328
     Depreciation and amortization                                                                     530                490
     Net losses on securities available for sale                                                         1                 11
     Discount accretion and premium amortization on securities, net                                     (9)                63
     Net (gains) on sale of assets                                                                       -                 (6)
     Net loss on sale of other real estate                                                               -                  5
     Originations of loans held for sale                                                           (25,935)           (22,136)
     Proceeds from sales of loans held for sale                                                     25,923             22,903
     (Increase) in other assets                                                                       (941)            (2,548)
     Increase (decrease)  in other liabilities                                                       1,833                (19)
                                                                                              ------------       ------------
       Net cash provided by operating activities                                              $      4,932       $      1,724

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and calls on investment securities               $        542       $        388
  Proceeds from maturity, principal paydowns and calls on securities available for sale              3,248              4,693
  Proceeds from sale of investment securities                                                            -                501
  Proceeds from sale of securities available for sale                                                  490              1,988
  Proceeds from sale of bank premises and equipment                                                      -                117
  Purchase of investment securities                                                                      -               (250)
  Purchase of securities available for sale                                                        (15,584)           (15,168)
  Net (increase) in loans                                                                          (22,603)           (19,333)
  Proceeds from sale of other real estate                                                                -                195
  Purchases of bank premises and equipment                                                            (524)            (1,139)
                                                                                              ------------       ------------
     Net cash (used in) investing activities                                                  $    (34,431)      $    (28,008)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts, and savings accounts                         $      2,147       $     18,884
  Net increase in certificates of deposits                                                           6,831              4,413
  Dividends declared                                                                                (1,096)              (909)
  Acquisition of common stock                                                                       (1,327)                 -
  Issuance of common stock in stock option plan                                                         34
  Payment on Federal Home Loan Bank advances                                                       (16,900)            (7,000)
  New borrowings for Federal Home Loan Bank advances                                                31,900              6,000
  Increase in securities sold under agreement to repurchase                                          2,374              4,538
                                                                                              ------------       ------------
     Net cash provided by financing activities                                                $     23,963       $     25,926

    Decrease in cash and cash equivalents                                                     $     (5,536)      $       (358)
CASH AND CASH EQUIVALENTS
  Beginning                                                                                   $     20,556       $     12,813
                                                                                              ------------       ------------
  Ending                                                                                      $     15,020       $     12,455
                                                                                              ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                                               $      3,745       $      3,740
    Income taxes                                                                              $      1,252       $        879

SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain (loss) on securities available for sale                                    $      1,400       $     (2,359)
   Stock issued under merger agreement (16,038 shares)                                        $        357       $          -

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                   Notes to Consolidated Financial Statements
              For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and changes in cash flows for the nine months ended September 30, 2000 and 1999. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2.      Securities

         Securities being held to maturity as of September 30, 2000 are summarized as follows:

                                               ------------------------------------------------------------
                                                                  Gross           Gross
                                                Amortized       Unrealized      Unrealized        Market
                                                   Cost           Gains          (Losses)         Value
                                               ------------------------------------------------------------
                                                                      (In Thousands)
         U.S. Treasury securities
           and obligations of U.S.
           government corporations
           and agencies                        $        250    $          -    $        (17)   $        233
         Obligations of states and
           political subdivisions                     6,888              80              (1)          6,967
         Mortgaged backed securities                     94               -               -              94
                                               ------------    ------------    ------------    ------------
                                               $      7,232    $         80    $        (18)   $      7,294
                                               ============    ============    ============    ============

         Securities available for sale as of September 30, 2000 are summarized below:

                                               ------------------------------------------------------------
                                                                  Gross           Gross
                                                Amortized       Unrealized      Unrealized        Market
                                                   Cost           Gains          (Losses)         Value
                                               ------------------------------------------------------------
                                                                      (In Thousands)
         U.S. Treasury securities
           and obligations of U.S.
           government corporations
           and agencies                        $      5,825    $         17    $       (127)   $      5,715
         Corporate securities                         3,067             113            (249)          2,931
         Obligations of states and
           political subdivisions                    25,171              65            (729)         24,507
         Mortgaged backed securities                 34,181              38            (692)         33,527
         Other                                        6,549              25             (34)          6,540
                                               ------------    ------------    ------------    ------------
                                               $     74,793    $        258    $     (1,831)   $     73,220
                                               ============    ============    ============    ============

Note 3.

         The consolidated loan portfolio is composed of the following:

                                                              ---------------------------------
                                                              September 30,       December 31,
                                                                   2000               1999
                                                              ---------------------------------
                                                                       (In Thousands)
           Commercial, financial and agricultural             $      22,645       $      19,055
           Real estate construction                                  19,137              12,151
           Real estate mortgage                                     113,059             102,184
           Installment loans to individuals                          10,944               9,845
                                                              -------------       -------------
         Total loans                                                165,785             143,235
         Less:
                    Allowance for loan losses                        (1,725)             (1,453)
                                                              -------------       -------------
         Loans, net                                           $     164,060       $     141,782
                                                              =============       =============

         The Company had $180,849 in non-performing assets at September 30, 2000.


Note 4.      Reserve for Loan Losses

         The following is a summary of transactions in the reserve for loan losses:

                                                              ---------------------------------
                                                              September 30,       December 31,
                                                                   2000               1999
                                                              ---------------------------------
                                                                       (In Thousands)
         Balance at January 1                                 $       1,453       $       1,064
         Provision charged to operating expense                         325                 420
         Recoveries added to the reserve                                 40                 120
         Loan losses charged to the reserve                             (93)               (151)
                                                              -------------       -------------
         Balance at the end of the period                     $       1,725       $       1,453
                                                              =============       =============

Note 5.      Earnings Per Share

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

                                       September 30, 2000          September 30 , 1999
                                                   Per share                   Per share
                                       Shares        Amount        Shares        Amount
                                    ------------  ------------  ------------  ------------
         Basic EPS                     1,741,000  $       1.84     1,778,994  $       1.48
                                                  ============                ============

         Effect of dilutive
            securities:
             stock options(1)             13,639                      16,262
                                    ------------                ------------
         Diluted EPS                   1,754,639  $       1.83     1,795,256  $       1.47
                                    ============  ============  ============  ============

         ______________
         (1) The anti-dilutive effects of options covering 69,825 shares of common stock were not included in the calculation for 2000.


Note 6.      Derivative Financial Instruments

         Interest rate swap agreements:

         During May 2000, the Company entered into two agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments (interest rate swaps). The notional principal amount of interest rate swaps outstanding was $8,525,000 at September 30, 2000. The original term to maturity was 24 months. The weighted-average fixed payment rate was 7.0% at September 30, 2000. Variable interest payments received are based on three-month LIBOR. At September 30, 2000, the weighted average rate of variable market-indexed interest payment obligations to the Company was 6.35%. The effect of these agreements was to transform fixed rate liabilities to variable rate liabilities. The net cost of these agreements was $18,327 for the nine month period ended September 30, 2000, which is charged to income as it accrues.

         The Company's current credit exposure on swaps is limited to the value of interest rate swaps that have become assets to the Company. At September 30, 2000, the fair value of interest rate swaps in an asset position was $95,066.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Financial Summary

         Net income for the nine months ended September 30, 2000 increased 21.7% to $3.2 million or $1.83 per diluted share compared to $2.6 million or $1.47 per diluted share for the first nine months of 1999. Annualized returns on average assets and equity for the nine months ended September 30, 2000 were 1.7% and 18.2%, respectively, compared to 1.6% and 15.3% for the same period in 1999.

         Total assets for Independent Community Bankshares, Inc. (the "Company") increased to $274.2 million at September 30, 2000 compared to $243.9 million at December 31, 1999, representing an increase of $30.3 million or 12.4%. Total loans at September 30, 2000 were $164.1 million, an increase of $22.3 million from the December 31, 1999 balance of $141.8 million. The driving forces behind the loan growth include a good local economy as well as customers' desire to seek a local financial institution that has the ability to make decisions locally regarding credit. The investment portfolio increased 18.9% to $80.5 million at September 30, 2000 compared to $67.7 million at December 31, 1999. Deposits increased $9.0 million to $212.8 million at September 30, 2000 from $203.8 million at December 31, 1999. Growth in the transactional accounts and time deposits account for $5.8 million and $6.9 million, respectively of the increase during the first nine months of 2000. During the third quarter of 2000 certificates of deposits grew $4.5 million as the result of competitive pricing to attract deposits to fund loan growth. Securities sold under agreements to repurchase with commercial checking accounts increased $2.4 million from $10.8 million at December 31, 1999 to $13.2 million at September 30, 2000. Branch expansion and increased advertising have promoted awareness of the Company are resulted in additional business.

         Shareholders' equity was $25.2 million at September 30, 2000. This represents an increase of 9.1% from the December 31, 1999 balance of $23.1 million. The book value per common share was $14.47 at September 30, 2000 and $12.97 at December 31, 1999.

Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $9.0 million for the first nine months of 2000 compared to $7.5 million for the same period in 1999. The increase is largely due to growth in the average earning assets.

Noninterest Income

         Noninterest income consisting of fees from deposit accounts, fiduciary activities as well as mortgage banking was $2.7 million for the first nine months of 2000 compared to $2.1 million for the same period in 1999. Service charges on deposit accounts for the first nine months of 2000 totaled $886,000 compared to $820,000 for the same period in 1999, an increase of 8.1%. Commissions and fees from fiduciary activities were $1.2 million for the nine-month period ending September 30, 2000 compared to $805,000 for the same period in 1999. The increase in commission and fees from fiduciary activities is directly related to the $109.1 million increase in assets under administration from September 30, 1999 to September 30, 2000. Other operating income increased $96,000 to $612,000 for the nine months ending September 30, 2000 compared to $516,000 for the same period in 1999.

Noninterest Expense

         Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total noninterest expense was $7.0 million for the first nine months of 2000 compared to $5.9 million for the same period in 1999. This is a 20.4% increase from 1999 to 2000. Salary and benefit expense increased 25.2% from $3.3 million for the nine months ending September 30, 1999 to $4.1 million for the nine months ending September 30, 2000. Net occupancy expense of premises increased 22.1% from $716,000 for the nine months ending September 30, 1999 to $874,000 for the nine months ending September 30, 2000. Two new branches, continued branch growth on existing branches and mortgage banking continue to drive the increase in salary and employee benefit and occupancy expenses.

Allowance for Loan Losses

         The allowance for loan losses at September 30, 2000 was $1.7 million compared to $1.3 million at September 30, 1999. The provision for loan losses for the first nine months of 2000 was $325,000 compared to $328,000 for the same period of 1999. The allowance for loan losses was 1.04% of total loans outstanding at September 30, 2000. Net charge-offs as a percentage of loans was
 .01% for the nine months ended September 30, 2000, and loans that were past due 90 days or more totaled $75,000 at September 30, 2000. Non-performing loans decreased to .11% of total loans outstanding at September 30, 2000 compared to
 .32% at September 30, 1999. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at September 30, 2000. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholders' equity at September 30, 2000 and September 30, 1999 was $25.2 million and $23.1 million, respectively. During the first quarter of 2000, the Company completed two privately negotiated stock repurchases totaling 57,785 shares of common stock at a weighted average price of $22.46 per share. The stock repurchase was 3.3% of the total stock outstanding prior to the transaction. During the third quarter of 2000 the Company issued 16,038 shares of common stock, a value of $358,000 to the original shareholders of The Tredegar Trust Company under the contingent merger consideration agreement within the terms of the acquisition. Total common shares outstanding at September 30, 2000 were 1,741,247.

         At September 30, 2000 the Company's tier 1 and total risk-based capital ratios were 12.7% and 13.6%, respectively, compared to 14.0% and 14.8% at December 31, 1999. The Company's leverage ratio was 9.7% at September 30, 2000 compared to 10.8% at December 31, 1999. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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


Date: 11/14/00                            /s/ Joseph L. Boling
     -----------------                    --------------------------------------
                                              Joseph L. Boling
                                              Chairman of the Board & CEO


Date: 11/14/00                            /s/ Alice P. Frazier
     -----------------                    --------------------------------------
                                              Alice P. Frazier
                                              Senior Vice President & CFO