Form 10KSB
period 2000-12-31
INDEPENDENT COMMUNITY BANKSHARES INC
filed 2001-03-22
CIK 914138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission file number 0-24159

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                 (Name of Small Business Issuer in its Charter)

             Virginia                                            54-1696103
   (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

       111 West Washington Street
          Middleburg, Virginia                                      20117
(Address of Principal Executive Offices)                         (Zip Code)

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

            Check if there is no disclosure of delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            The issuer's gross income for its most recent fiscal year was $22,878,000.

            The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sales price of such stock on February 2, 2001 was approximately $28,815,572. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

            The number of outstanding shares of Common Stock as of February 2, 2001 was 1,739,247.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 2001 Annual Meeting of Shareholders - Part III

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                            Page
                                                                            ----

ITEM 1.    DESCRIPTION OF BUSINESS........................................... 4

ITEM 2.    DESCRIPTION OF PROPERTY........................................... 8

ITEM 3.    LEGAL PROCEEDINGS................................................. 9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS............................................ 9

                                    PART II
                                    -------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS............................................ 9

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS........................... 10

ITEM 7.    FINANCIAL STATEMENTS............................................. 27

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE........................ 28

                                   PART III
                                   --------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION
              16(a) OF THE EXCHANGE ACT..................................... 28

ITEM 10.   EXECUTIVE COMPENSATION........................................... 28

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT......................................... 28

ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 28

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K........................... 28

                                     PART I
                                     ------

ITEM 1.     DESCRIPTION OF BUSINESS
            -----------------------

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

         Tredegar has its main office at Riverfront Plaza, 901 E. Byrd Street, Suite 190, Richmond, Virginia 23219, and branch offices in Middleburg and Williamsburg, Virginia. Tredegar opened for business in January 1994.

         The Bank serves western Loudoun County. Loudoun County is in northwestern Virginia and included in the Washington-Baltimore Metropolitan statistical area. Loudoun County's population is approximately 150,000 with slightly over one-third of the population located in the Company's markets. The local economy is driven by service industries requiring a higher skill level, self-employed individuals, the equine industry and the independently wealthy. Tredegar serves primarily the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan, as well as Loudoun County. However, Tredegar does have customers outside of its primary market. Richmond is the state capital of Virginia, and the greater Richmond area has a population in excess of 800,000 people.

         The Company, through its subsidiaries, offers a wide range of banking, fiduciary and investment management services available to both individuals and small businesses. The banking services include various types of checking and savings deposit accounts, and the making of business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans. Also, the Bank offers ATMs at all locations, internet banking, travelers' checks, money orders, safe deposit rentals, collections, notary public, wire services and other traditional bank services to its customers. Tredegar provides a variety of investment management and fiduciary services including trust and estate settlement. Tredegar can also serve as escrow agent, attorney-in-fact, guardian of property or trustee of an IRA.

         The Bank has one wholly owned subsidiary, Middleburg Bank Service Corporation. Middleburg Bank Service Corporation is a partner in a limited liability company, Bankers Title Shenandoah, LLC, which sells title insurance to its members. Middleburg Bank Service Corporation has also invested in another limited liability company, Virginia Bankers Insurance Center, LLC, which acts as a broker for insurance sales for its member banks.

         As of December 31, 2000, ICBI had a total of 111 full time equivalent employees. The Company considers relations with its employees to be excellent. The Company's employees are not represented by a collective bargaining unit.

Competition

         ICBI faces significant competition for both loans and deposits. Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders. Its most direct competition for deposits has historically come from savings and loan associations and savings banks, commercial banks, credit unions and other financial institutions. Based upon total deposits at June 30, 2000 as reported to the FDIC, ICBI has the largest share of deposits among the banking organizations operating in Loudoun County, Virginia. ICBI also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

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

Supervision and Regulation

         General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, the ("BHCA") and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

         As  a   state-chartered   commercial  bank,  the  Bank  is  subject  to
regulation, supervision and examination by the Virginia State Corporation Commission's Bureau of Financial Institutions. It also subject to regulation, supervision and examination by the Federal Reserve Board. State and Federal law also govern the activities in which the Bank engages, the investments it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank's operations.

         The earnings of the Company's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, changes in state and Federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant state and federal and state laws to which the Company, the Bank and Tredegar are subject. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

         Payment of Dividends. The Company is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Company's revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and its banking subsidiaries are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2000, the Bank declared $1.5 million in dividends payable to the Company.

         Capital. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital," which, together with Tier 1 capital, composes "total capital").

         In  addition,   each  of  the  federal  bank  regulatory  agencies  has
established minimum leverage capital requirements for banking organizations. Pursuant to these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization's overall safety and soundness.

         The risk-based capital or standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

         Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation ("FDIC") insurance funds in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC's claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

         The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2000, the Company and the Bank were classified as well capitalized.

         State banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

         Interstate Banking and Branching. Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1998, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law.

         Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law on November 12, 1999. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of the Act's provisions require the federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on the Company of the Act must await completion of that regulatory process.

         The Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

         The Act provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the federal bank regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

         The Act adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for financial holding companies, but financial holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the investment Advisers Act of 1940, as amended.

         The Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

         Tredegar. Tredegar operates as a trust subsidiary of the Company. It is subject to supervision and regulation by the Virginia State Corporation Commission's Bureau of Financial Institutions and the Federal Reserve Board.

         State and federal regulators have substantial discretion and latitude in the exercise of their supervisory and regulatory authority over Tredegar, including the statutory authority to promulgate regulations affecting the conduct of business and the operations of Tredegar. They also have the ability to exercise substantial remedial powers with respect to Tredegar in the event it determines that Tredegar is not in compliance with applicable laws, orders or regulations governing its operations, is operating in an unsafe or unsound manner, or is engaging in any irregular practices.


ITEM 2.     DESCRIPTION OF PROPERTY
            -----------------------

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

         The Ashburn bank branch, which is leased, opened in June 1999 and consists of 3,400 rentable square feet at 20955 Professional Plaza, Suite 100, Ashburn, Virginia 20147. The office is a full service branch with five teller windows, three drive-up facilities and a drive-up automated teller machine. The initial term of the lease is 15 years with two five year renewal options. The annual lease expense associated with this location is $68,000.

         The mortgage banking department of the Bank leases office space at 203 Harrison Street, Leesburg, Virginia 20175. The space includes 1,822 rentable square feet used primarily for mortgage banking operations and loan originator office space. The initial term of the lease is for five years with no renewal options. The annual lease expense associated with this location is $35,000.

         Tredegar leases its main office in Richmond, Virginia. Rental expense for this location totaled $44,000 in the fiscal year ended December 31, 2000. In June 2000, Tredegar leased additional office space in Williamsburg, Virginia. The space includes approximately 500 square feet used primarily for business development and sales. The annual lease expense associated with this location is $8,700.

         All of the Company's properties are in good operating condition and are adequate for the Company's present and anticipated future needs.


ITEM 3.     LEGAL PROCEEDINGS
            -----------------

         There are no material pending legal proceedings to which the company is a party or of which the property of the Company is subject.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.


                                     PART II
                                     -------

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            --------------------------------------------------------

         Since September 15, 2000, the Company's Common Stock has traded on the Nasdaq SmallCap Stock Market under the symbol "ICBX". The Common Stock traded on the OTC Bulletin Board from October 1997 to September 2000.

                           Market Price and Dividends

                                                           Sales Price ($)         Dividends ($)
                                                           ---------------         -------------
                                                        High            Low
                                                        ----            ---
1999:
      1st quarter............................           23.88          20.00            .17
      2nd quarter............................           24.00          23.25            .17
      3rd quarter............................           29.25          22.00            .17
      4th quarter............................           26.25          21.75            .17
2000:
      1st quarter............................           24.75          20.00            .21
      2nd quarter............................           24.50          18.00            .21
      3rd quarter............................           26.00          20.00            .21
      4th quarter............................           26.75          20.00            .21

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

         As of February 1, 2001, ICBI had 950 shareholders of record.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

         The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of ICBI. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Overview

         ICBI is headquartered in Middleburg, Virginia and has two wholly owned subsidiaries, the Bank and Tredegar. The Bank is a community bank serving western Loudoun County, Virginia with four full service branches and one limited service facility. Tredegar is a trust company headquartered in Richmond, Virginia with a branch office in Middleburg, Virginia.

         In 2000, ICBI continued to realize the benefit of high growth rates in both assets and net earnings. Results for 2000 were also favorably affected by the growth in revenues from Tredegar and the Bank's mortgage banking operation. By December 31, 2000 total assets were $289.5 million, an increase of 18.7%. Total assets at December 31, 1999 were $243.9 million. Loans, net of unearned income, grew 24.0% from $143.2 million at December 31, 1999 to $177.6 million at December 31, 2000. Total deposits increased $20.8 million from $203.8 million at December 31, 1999 to $224.6 million at December 31, 2000. ICBI remains well capitalized with risk-adjusted core capital and total capital ratios well above the regulatory minimums. Asset quality measures also remained strong throughout the year.

         ICBI is not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on the registrant's liquidity, capital resources or results of operations.

Results of Operations

Net Income

         Net income for 2000 was $4.2 million, an increase of 18.6% over 1999's net income of $3.6 million. Net income for 1999 was $3.6 million, an increase of 19.9% over 1998's net income of $3.0 million. For 2000, earnings per diluted share were $2.41 compared to $1.99 and $1.63 for 1999 and 1998, respectively. A repurchase of common stock in March 2000 effectively increased earnings per diluted share by $.05.

         Return on average assets (ROA) measures how effectively ICBI employs its assets to produce net income. ICBI increased its ROA to 1.62% for the year ended December 31, 2000 from 1.60 % for the same period in 1999. A stable net interest margin, a 24.0% increase non-interest income as well as a diminishing rate of increase in non-interest expenses contributed to the growth in the ROA. The ROA for 1998 was 1.54%. Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested. ROE increased to 17.5% for the year ended December 31, 2000. ROE was 15.5% and 13.2% for the years ended December 31, 1998 and 1997, respectively.

             Average Balances, Income and Expenses, Yields and Rates

                                                                            Years Ended December 31,
                                           -----------------------------------------------------------------------------------------
                                                        2000                          1999                          1998
                                           -----------------------------------------------------------------------------------------
                                            Average    Income/   Yield/   Average    Income/   Yield/   Average    Income/   Yield/
                                            Balance    Expense    Rate    Balance    Expense    Rate    Balance    Expense    Rate
                                           -----------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Assets :
Securities:
   Taxable                                 $  46,838  $   3,334   7.12%  $  30,368  $   1,937   6.38%  $  31,657  $   1,804   5.70%
   Tax-exempt (1) (2)                         30,963      2,392   7.73%     30,291      2,264   7.47%     28,931      2,204   7.62%
                                           ---------  ---------          ---------  ---------          ---------  ---------
       Total Securities                    $  77,801  $   5,726   7.36%  $  60,659  $   4,201   6.93%  $  60,588  $   4,008   6.62%
Loans
   Taxable                                 $ 160,658  $  14,049   8.74%  $ 135,735  $  11,677   8.60%  $ 112,281  $  10,181   9.07%
   Tax-exempt                                    437         41   9.38%        371         26   7.01%        416         36   8.74%
                                           ---------  ---------          ---------  ---------          ---------  ---------
       Total Loans                         $ 161,095  $  14,090   8.75%  $ 136,106  $  11,703   8.60%  $ 112,697  $  10,217   9.07%
Federal Funds Sold                             2,800        170   6.07%      6,030        290   4.81%      3,842        211   5.49%
Interest on Money Market investments             512         40   7.81%      1,884         98   5.20%      1,817         90   4.95%
Interest Bearing Deposits in
      other financial institutions               104          4   3.85%         24          1   4.17%        134          7   5.22%
                                           ---------  ---------          ---------  ---------          ---------  ---------
       Total earning assets                $ 242,312  $  20,030   8.27%  $ 204,703  $  16,293   7.96%  $ 179,078  $  14,533   8.12%
Less:  allowances for loan losses             (1,595)                       (1,223)                       (1,044)
Total nonearning assets                       20,875                        18,979                        15,084
                                           ---------                     ---------                     ---------
Total assets                               $ 261,592                     $ 222,459                     $ 193,118
                                           =========                     =========                     =========

Liabilities (1):
Interest-bearing deposits:
    Checking                               $  32,461  $     295   0.91%  $  29,583  $     292   0.99%  $  23,853  $     306   1.28%
    Regular savings                           20,214        578   2.86%     19,000        570   3.00%     17,075        602   3.53%
    Money market savings                      42,852      1,162   2.71%     41,701      1,139   2.73%     34,195      1,002   2.93%
    Time deposits:
       $100,000 and over                      25,997      1,453   5.59%     21,965      1,094   4.98%     18,151        949   5.23%
       Under $100,000                         37,323      1,836   4.92%     35,707      1,703   4.77%     38,557      2,044   5.30%
                                           ---------  ---------          ---------  ---------          ---------  ---------
Total interest-bearing deposits            $ 158,847  $   5,324   3.35%  $ 147,956  $   4,798   3.24%  $ 131,831  $   4,903   3.72%

Federal Home Loan Bank Advances                9,186        584   6.36%         56          3   5.36%      1,319         70   5.31%
Securities sold under agreements
    to repurchase                             12,279        616   5.02%      5,863        253   4.32%      2,833        125   4.41%
Long-term debt                                 8,090        500   6.18%      5,000        281   5.62%      3,740        206   5.51%
Federal Funds Purchased                          286         17   5.94%        179         10   5.59%        146          9   6.16%
                                           ---------  ---------          ---------  ---------          ---------  ---------
       Total interest-bearing liabilities  $ 188,688  $   7,041   3.73%  $ 159,054  $   5,345   3.36%  $ 139,869  $   5,313   3.80%
Non-interest bearing liabilities
    Demand Deposits                           47,355                        39,154                        29,782
    Other liabilities                          1,329                         1,213                           997
                                           ---------                     ---------                     ---------
Total liabilities                          $ 237,372                     $ 199,421                     $ 170,648
Shareholders' equity                          24,220                        23,038                        22,470
                                           ---------                     ---------                     ---------

Total liabilities and shareholders' equity $ 261,592                     $ 222,459                     $ 193,118
                                           =========                     =========                     =========
Net interest income                                   $  12,989                     $  10,948                     $   9,220
                                                      =========                     =========                     =========
Interest rate spread                                              4.54%                         4.60%                         4.32%
Interest expense as a percent of
    average earning assets                                        2.91%                         2.61%                         2.97%
Net interest margin                                               5.36%                         5.35%                         5.15%

    __________________
    (1) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
    (2) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Net Interest Income

         Net interest income represents the principal source of earnings of ICBI. Net interest income is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

         Net interest income on a fully tax-equivalent basis was $13.0 million for the year ended December 31, 2000. This is an increase of 18.6% over the $10.9 million reported for the same period in 1999. Net interest income for 1999 increased 18.7% over the $9.2 million reported for 1998.

         The increase in net interest income in 2000 resulted primarily from continued growth in average earning assets and secondarily from the increased yield on earning assets. The increased yield on earning assets was offset by a similar increase in the cost of funding therefore the net interest margin remained virtually the same for 2000. The average balance in the securities portfolio increased while the tax-equivalent yield increased 43 basis points to 7.36%, providing $1.5 million in additional interest income on a tax-equivalent basis. The asset/liability strategies employed by management influenced the increase in the investment portfolio yield. The average loan portfolio volume increased 18.4% during 2000 providing $2.2 million in interest income while the average yield on the loan portfolio increased 15 basis points causing the interest income provided by the loan portfolio to increase by another $200,000.

         In 2000, ICBI experienced marginal growth in its interest bearing checking, savings and money market accounts. The 5.8% average increase in balances resulted in just $34,000 additional interest expense. The average balances in certificates of deposit increased 9.8% while the interest expense associated with these deposits increased $492,000. The increase in the average rate paid on certificates of deposit as well as the volume of certificates of deposit contributed equally to the increase in expense. ICBI's reliance on other funding sources, such as the Federal Home Loan Bank advances, increased on average by $12.2 million with a related increase in interest expense of $800,000. Total interest expense for 2000 was $7.0 million, an increase of $1.7 million compared to 1999. During the first quarter of 2000, ICBI borrowed $1.3 million from a correspondent bank to repurchase 57,785 common shares. Interest expense related to this debt is included in long term debt interest expense and amounted to $76,000.

         The increase in net interest income in 1999 resulted primarily from continued growth in the average earning assets and reduction of funding costs. The combination of these two factors contributed to the strengthening of the net interest margin, which increased 20 basis points to 5.35% for 1999. The average balance in the securities portfolio did not increase. However, the tax-equivalent yield increased 31 basis points to 6.93%. The asset/liability strategies employed by management caused the increase in the securities portfolio yield. The average loan portfolio volume increased 20.8% during 1999, providing $2.0 million in interest income. However, average yield on the loan portfolio decreased 47 basis points, causing the interest income provided by the loan portfolio to decrease by $500,000. The net effect to interest income provided by the loan portfolio was an increase $1.5 million in 1999. Excess deposit growth over loan growth was placed in temporary investments including federal funds sold and money market investments. The average balances in those accounts increased $2.1 million during 1999 and provided $81,000 in additional interest income.

         In 1999, ICBI enjoyed significant growth in core funding deposits, contributing to the 48 basis point decrease in cost of funds. Management's strategy to continue attracting core deposits resulted in a 20.2% increase in checking, savings and money market deposit accounts and a $91,000 increase in interest expense. The average balances in certificates of deposit increased $964,000 while the interest expense associated with these deposits decreased $196,000. ICBI's reliance on other funding sources increased on average by $3.1 million with a related increase in interest expense of $137,000. Total interest expense for 1999 was $5.3 million, an increase of $32,000 compared to 1998.

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

                            Volume and Rate Analysis
                             (Tax Equivalent Basis)
                            Years Ended December 31,

                                                   --------------------------------------    ---------------------------------------
                                                                2000 vs. 1999                            1999 vs. 1998
                                                          Increase (Decrease) Due                    Increase (Decrease) Due
                                                                to Changes in:                            to Changes in:
                                                   --------------------------------------    ---------------------------------------
                                                     Volume         Rate          Total        Volume         Rate          Total
                                                     ------         ----          -----        ------         ----          -----
Earning Assets:
Securities:
    Taxable                                        $    1,151    $      246    $    1,397    $      (69)   $      202    $      133
    Tax-exempt                                             50            78           128           103           (43)           60
Loans:
    Taxable                                             2,179           193         2,372         1,990          (494)        1,496
    Tax-exempt                                              5            10            15            (4)           (6)          (10)
Federal funds sold                                       (235)          115          (120)          101           (22)           79
Interest on money market investments                     (187)          129           (58)            3             5             8
Interest bearing deposits in other
    financial institutions                                  3             -             3            (5)           (1)           (6)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
     Total earning assets                          $    2,966    $      771    $    3,737    $    2,119    $     (359)   $    1,760

Interest-Bearing Liabilities:
Interest checking                                  $       18    $      (15)            3    $     (246)   $      232           (14)
Regular savings deposits                                   30           (22)            8            96          (128)          (32)
Money market deposits                                      31            (8)           23           199           (62)          137
Time deposits
    $100,000 and over                                     215           144           359           188           (43)          145
    Under $100,000                                         78            55           133          (145)         (196)         (341)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
    Total interest bearing deposits                $      372    $      154    $      526    $       92    $     (197)   $     (105)
    Federal Home Loan Bank
        Advances                                          580             1           581           (68)            1           (67)
    Securities sold under agree-
      ment to repurchase                                  317            46           363           130            (2)          128
    Long-term debt                                        188            31           219            71             4            75
    Federal Funds Purchased                                 6             1             7             2            (1)            1
                                                   ----------    ----------    ----------    ----------    ----------    ----------
      Total interest bearing
         liabilities                               $    1,463    $      233    $    1,696    $      227    $     (195)   $       32

Change in net interest income                      $    1,503    $      538    $    2,041    $    1,892    $     (164)   $    1,728
                                                   ==========    ==========    ==========    ==========    ==========    ==========

Provision for Loan Losses

         ICBI's loan loss provision during 2000 was $400,000, an increase of $20,000 from 1999. ICBI is committed to making loan loss provisions which maintain an allowance that adequately reflects the risk inherent in the loan portfolio. This is more fully discussed in the "Asset Quality" section below.

Other Income

         Other income has been and will continue to be an important factor for increasing profitability. Management recognizes this and continues to review and consider areas where non-interest income can be increased. Other income includes fees generated by the mortgage banking department of the Bank as well as Tredegar. Trust fee income increased 38.9% during 2000 to $1.6 million. Strong business development efforts at Tredegar during 2000 resulted in a 39.7% increase in assets under management and accountability. Typically, trust fees are based upon a percentage of the assets so that any increases in assets under management and accountability result in a similar increase in fees. The mortgage banking department contributed an additional $82,000 of fees on loans held for sale during 2000. Growth in transaction deposit accounts also provided additional service charge and fee income. The service charges and fees associated with deposit accounts increased 9.7% during 2000. During 2000, ICBI took $204,000 in losses in an investment portfolio restructuring to increase the portfolio's yield. Total other income for 2000 was $3.5 million, compared to $2.9 million for 1998.

         Other income for 1999 increased 35.8% to $2.9 million from $2.2 million in 1998. The increase is due primarily to the increase in trust fee income, fees on loans held for sale and service charges on deposit accounts. In 1999, trust fee income increased to $1.1 million, an increase of $293,000 over 1998. The Bank's mortgage banking department was open for its first full year in 1999 and contributed $561,000 to other income by generating fees on loans held for sale. Service charges, commission and fees on deposit accounts were $1.0 million for 1999, an increase of $160,000 over 1998. The increase in these fees was due primarily to deposit growth.

                                  Other Income

                                                                           Year Ended December 31,
                                                                  --------------------------------------
                                                                     2000          1999          1998
                                                                  ----------    ----------    ----------
                                                                              (In thousands)
         Service charges, commissions and fees                    $    1,180    $    1,076    $      916
         Trust fee income                                              1,594         1,148           855
         Fees on loans held for sale                                     643           561           241
         Other operating income                                          252           174           175
                                                                  ----------    ----------    ----------
              Noninterest income                                  $    3,669    $    2,959    $    2,187

         Profits (losses) on securities available for sale, net         (204)          (13)          (18)

                                                                  ----------    ----------    ----------
           Total noninterest income                               $    3,465    $    2,946    $    2,169
                                                                  ==========    ==========    ==========

Other Expenses

         Improving operating efficiency is as important to management as enhancing other income. Total other expenses increased 18.8% or $1.5 million to $9.6 million in 2000. Salaries and employee benefits increased $1.1 million or 23.2% due to additions of management and staff related to expanding the branch network, increased trust operations and enhancing the internal infrastructure to support a growing organization. The current economy in Loudoun County, Virginia is such that unemployment rates hover around 1.0%, which increases the pressure to provide competitive salary and benefit programs. This also contributed to the increased salary and benefit cost for both 2000 and 1999. Occupancy and equipment expense increased $159,000 or 15.7% to $1.2 million. Occupancy and equipment expense for 2000 include a full year's expense of the leases on two new branch sites as well as an office for the mortgage banking department. The Purcellville branch was remodeled during 1999 to include interior enhancements and expanded drive-through capabilities, and the related depreciation expense also affected 2000 expenses. These investments have positioned the Bank for future growth and productivity. Advertising expenses increased marginally to $347,000 for 2000. Computer operations expense decreased 3.9% to $298,000 during 2000. Other operating expenses increased $293,000 to $2.1 million for 2000 compared to $1.8 million for 1999. Expenses associated with servicing an increased volume of accounts and transactions such as postage and printing have impacted other operating expenses in 2000.

         Other expenses increased 20.5% or $1.4 million to $8.0 million in 1999. This increase resulted primarily from a full year's expense of the new mortgage banking department and the associated expenses with opening two new branches in 1999.


                                 Other Expenses

                                                       Years Ended December 31,
                                               ------------------------------------
                                                  2000         1999         1998
                                               ----------   ----------   ----------
                                                          (In thousands)
         Salaries and employee benefits        $    5,600   $    4,547   $    3,839
         Net occupancy and equipment expense        1,172        1,013          772
         Advertising                                  347          325          234
         Computer operations                          298          310          247
         Other operating expenses                   2,138        1,845        1,582
                                               ----------   ----------   ----------
           Total                               $    9,555   $    8,040   $    6,674
                                               ==========   ==========   ==========

Income Taxes

         Reported income tax expense was $1.5 million for 2000, an increase of $353,000 compared to $1.1 million for 1999. The effective tax rate for 2000 was 25.5% compared to 23.5% in 1999 and 22.4% in 1998. The increase in the effective tax rate for 2000 was influenced by the change in the mix of the investment securities portfolio as well as the increase in non-interest income. Note 11 of the Company's Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and ICBI's actual income tax expense. Also included in Note 12 to the Consolidated Financial Statements is information regarding the principal items giving rise to deferred taxes for the three years ended December 31, 2000.

Market and Interest Rate Risk

         Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. ICBI's primary market risk exposure is interest rate risk, though it should be noted that the assets under management by Tredegar are affected by equity price risk. The ongoing monitoring and management of this risk is an important component of ICBI's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (ALCO) of the Bank. In this capacity, ALCO develops guidelines and strategies that govern ICBI's asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

         Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with ICBI's financial instruments also change, affecting net interest income, the primary component of ICBI's earnings. ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on ICBI's balance sheet. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the range of ICBI's net interest income sensitivity analysis during the fiscal years of 2000 and 1999 as compared to the 10% Board approved policy limit.

                                                       2000
         Rate Change                 Estimated Net Interest Income Sensitivity
         -----------                 -----------------------------------------

                                     High               Low             Average
                                     ----               ---             -------

          + 200 bp                  (2.04%)           (.19%)           (1.21%)
          - 200 bp                   2.47%             .99%             1.75%


                                                       1999
         Rate Change                 Estimated Net Interest Income Sensitivity
         -----------                 -----------------------------------------

                                     High               Low             Average
                                     ----               ---             -------

          + 200 bp                  (1.07%)            .15%              .09%
          - 200 bp                   1.66%            (.08%)             .64%


         Based on the averages presented in the tables above, had interest rates increased 200 basis points (bp) in each year independently, then the effect to net interest income of ICBI could have been on average a decrease of $147,000 in 2000 and an increase of $9,000 in 1999. If interest rates had decreased 200 basis points during fiscal years 2000 and 1999, then the effect to net interest income of the banking subsidiary could have been on average an increase of $213,000 and $65,000, respectively.

         During May 2000, ICBI entered into two interest rate swap agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments. The interest rate swap was used to offset the cost of offering a premium market rate on a promotional retail certificate of deposit. ICBI raised $8.5 million in new deposits during this three day promotion. The terms of the certificate of deposit and the fixed portion of the interest rate swap are identical. The notional principal amount of interest rate swaps outstanding was $8.5 million at December 31, 2000. The original term was 24 months. The weighted-average fixed payment rate was 7.0% at December 31, 2000. Variable interest payments received are based on three-month LIBOR. At December 31, 2000, the weighted average rate of variable market-indexed interest payment obligation to ICBI was 6.41%. The effect of these agreements was to transform the certificates of deposit (fixed rate liabilities) to variable rate certificates of deposit (liabilities). The net income from these agreements was $29,421 for the year ended December 31, 2000.

         The preceding sensitivity analysis does not represent an ICBI forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, ICBI cannot make any assurances about predictive nature of these assumptions, including how customer preferences or competitor influences might change.

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

Financial Condition

         ICBI's total assets were $289.5 million as of December 31, 2000, up $45.5 million or 18.7% from the $243.9 million level at December 31, 1999. Securities increased $13.8 million or 20.4% from 1999 to 2000. Loans increased by $34.0 million or 24.0% from 1999 to 2000, while deposits increased $20.8 million or 10.2% during the same period. Borrowings from the Federal Home Loan Bank increased $15 million during 2000 to fund excess loan growth over deposit growth. It is anticipated that the borrowings from the Federal Home Loan Bank will continue to rise should deposit growth not match loan growth. Total shareholders' equity at year end 2000 and 1999 was $27.3 and $23.1 million, respectively.

Loans

         ICBI's loan portfolio is its largest and most profitable component of earning assets, totaling 66.5% of average earning assets in 2000. ICBI continues to emphasize loan portfolio growth and diversification as a means of increasing earnings while minimizing credit risk. Loans, net of unearned income, were $177.6 million at December 31, 2000, an increase of 24.0% from December 31, 1999's total of $143.2 million. Proactive sales efforts, competitive pricing and the branch network supported the increase in loans during 2000. Loans increased 18.1% from $121.3 million at December 31, 1998 to $143.2 million at December 31, 1999. The loan to deposit ratio increased to 79.1% at December 31, 2000 compared to 70.9% at December 31, 1999 and 70.2% at December 31, 1998.

                                 Loan Portfolio

                                                                         December 31,
                                                --------------------------------------------------------------
                                                   2000         1999         1998         1997         1996
                                                ----------   ----------   ----------   ----------   ----------
                                                                        (In thousands)
Commercial, financial and agricultural          $   22,555   $   19,055   $   18,880   $   15,111   $   11,648
Real estate construction                            17,693       12,151        5,436        3,798        4,182
Real estate mortgage:
  Residential (1-4 family)                          81,545       61,062       55,595       45,231       41,246
  Home equity lines                                  5,973        4,382        3,617        3,165        2,614
  Non-farm, non-residential (1)                     38,812       36,361       28,643       26,054       24,774
  Agricultural                                         346          379        1,057        2,140        2,105
Consumer installment                                10,674        9,845        8,095        8,738        8,061
                                                ----------   ----------   ----------   ----------   ----------
    Total loans                                    177,598      143,235      121,323      104,237       94,630

Less unearned income                                     -            -            -           10           35
                                                ----------   ----------   ----------   ----------   ----------

Loans-net of unearned income                    $  177,598   $  143,235   $  121,323   $  104,227   $   94,595
                                                ==========   ==========   ==========   ==========   ==========

__________________

(1) This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

         At December 31, 2000, residential real estate (1-4 family) portfolio loans constituted 45.9% of the total portfolio and increased $20.5 million during the year. Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans. Real estate construction loans increased to $17.7 million at December 31, 2000 and represent 10.0% of the total loan portfolio. ICBI's one time closing construction/permanent loan product competes successfully in a high growth market like Loudoun County because ICBI is local and can respond quickly to inspections and construction draw requests. Non-farm, non-residential loans are typically owner-occupied commercial buildings. Non-farm, non-residential loans were 21.9% of the total loan portfolio at December 31, 2000. The branch network has helped to support the loan portfolio diversification, such as increased commercial real estate loans. Home equity lines and agricultural real estate loans were 3.4% and 0.2% of total loans, respectively, at December 31, 2000.

         ICBI's commercial, financial and agricultural loan portfolio consists of secured and unsecured loans to small businesses. At December 31, 2000, these loans comprised 12.7% of the loan portfolio. This portfolio increased 18.4% in 2000 to $22.6 million. Consumer installment loans primarily consist of unsecured installment credit and account for 6.0% of the loan portfolio.

         Consistent with its focus on providing community-based financial services, ICBI generally does not extend loans outside its principal market area. ICBI's market area for its lending services encompasses Fauquier and Loudoun Counties, where it operates full service branches.

         ICBI's unfunded loan commitments totaled $26.6 million at December 31, 2000 and $26.7 million at December 31, 1999. The increase in the amount of unfunded commitments is attributed in part to the increase in real estate construction financing as well as customer demand for credit line products, primarily home equity lines.

         At December 31, 2000 ICBI had no concentration of loans in any one industry in excess of 10% of its total loan portfolio. However, because of the nature of ICBI's market, loan collateral is predominantly real estate.

         The following table reflects the maturity distribution of selected loan categories:

                Remaining Maturities of Selected Loan Categories
                                December 31, 2000

                                        Commercial,        Real
                                       Financial and      Estate
                                        Agricultural   Construction
                                        ------------   ------------
                                          (Dollars in thousands)

            Within 1 year               $     10,439   $     14,744
                                        ------------   ------------
            Variable Rate:
              1 to 5 years                       216            420
              After 5 years                      987              -
                                        ------------   ------------
              Total                     $      1,203   $        420
                                        ------------   ------------
            Fixed Rate:
              1 to 5 years                     9,949          2,529
              After 5 years                      964              -
                                        ------------   ------------
              Total                     $     10,913   $      2,529
                                        ------------   ------------

            Total Maturities            $     22,555   $     17,693
                                        ============   ============

Asset Quality

         ICBI has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the reserve for loan losses. Total nonperforming assets, which consist of nonaccrual loans, restructured loans and foreclosed property, were $105,000 at December 31, 2000. This is a decrease of 80.2% from the December 31, 1999 balance of $530,000. Nonperforming assets at December 31, 1999 decreased $79,000 from $609,000 at December 31, 1998.

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

                              Nonperforming Assets

                                                                              December 31,
                                                   ------------------------------------------------------------------
                                                      2000          1999          1998          1997          1996
                                                   ----------    ----------    ----------    ----------    ----------
                                                                                             (In thousands)
         Nonaccrual loans                          $      105    $      530    $      409    $      243    $       76
         Restructured loans                                 -             -             -             -             -
         Foreclosed property                                -             -           200             -             -
                                                   ----------    ----------    ----------    ----------    ----------

           Total nonperforming assets              $      105    $      530    $      609    $      243    $       76
                                                   ==========    ==========    ==========    ==========    ==========


         Allowance for loan losses
           to period end loans                          1.02%         1.01%         0.88%         0.93%         0.93%

         Allowance for loan losses
           to nonperforming assets                      1718%          274%          175%          401%         1163%

         Nonperforming assets to
           period end loans                             0.06%         0.37%         0.50%         0.23%         0.08%

         Net charge offs to
           average loans                                0.03%         0.02%         0.04%         0.09%         0.05%

         During 2000 and 1999, approximately $14,000 and $12,000, respectively, in additional interest income would have been recorded if ICBI's nonaccrual loans had been current and in accordance with their original terms.

         At December 31, 2000, the Company had no potential problem loans.

         The allowance for loan losses was 1,718% of nonperforming loans at December 31, 2000. At December 31, 1999 and 1998 the allowance for loan losses was 274% and 175% of nonperforming loans. Management evaluates nonperforming loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

Allowance For Loan Losses

         The allowance for loan losses is an estimate of the amount that will be adequate to provide for potential future losses in ICBI's loan portfolio. Management's methodology in evaluating the adequacy of the allowance for loan losses considers potential specific losses, past loan loss experience, as well as the volume, growth and composition of the loan portfolio. General economic trends as well as any conditions affecting individual borrowers may also affect the level of loan losses. The allowance is periodically examined by bank regulators for adequacy. Examiners take into account factors such as the methodology used to calculate the allowance and the size of the allowance in comparison to peer financial institutions.

         ICBI's Loan Committee and Board of Directors review problem loans monthly, including their effect on the allowance for loan losses. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the loan portfolio. ICBI's management continually evaluates the adequacy of the allowance for loan losses and changes in the provision are based on the analyzed inherent risk of the loan portfolio.

         The following table depicts the transactions, in summary form, which occurred to the allowance for loan losses in each year presented:

                            Allowance for Loan Losses

                                                                       December 31,
                                              --------------------------------------------------------------
                                                 2000         1999         1998         1997         1996
                                              ----------   ----------   ----------   ----------   ----------
                                                                      (In thousands)
Balance, beginning of period                  $    1,453   $    1,064   $      974   $      884   $      866
  Loans charged off:
    Commercial, financial, and agricultural           61           26            8           42            6
    Real estate construction                           -            -            -            -            -
    Real estate mortgage                               -           29            -            -           79
    Consumer installment                              35           96           77           86           40
                                              ----------   ----------   ----------   ----------   ----------
      Total loans charged off                 $       96   $      151   $       85   $      128   $      125
                                              ----------   ----------   ----------   ----------   ----------
  Recoveries:
    Commercial, financial, and agricultural   $        6   $        7   $        1   $       12   $        5
    Real estate construction                           -            -            -            -            -
    Real estate mortgage                               -           79            6            7           26
    Consumer installment                              41           34           33           21           47
                                              ----------   ----------   ----------   ----------   ----------
      Total recoveries                        $       47   $      120   $       40   $       40   $       78
                                              ----------   ----------   ----------   ----------   ----------
Net charge offs (recoveries)                          49           31           45           88           47
Provision for loan losses                            400          420          135          178           65
                                              ----------   ----------   ----------   ----------   ----------
Balance, end of period                        $    1,804   $    1,453   $    1,064   $      974   $      884
                                              ==========   ==========   ==========   ==========   ==========

Ratio of allowance for loan losses
   to loans outstanding at end of period           1.02%        1.01%        0.88%        0.93%        0.93%

Ratio of net charge offs to average
   loans outstanding during period                 0.03%        0.02%        0.04%        0.09%        0.05%

         The allowance for loan losses was $1.8 million at December 31, 2000, an increase of $351,000 from $1.5 million at December 31, 1999. The allowance was $1.1 million at December 31, 1998. In 2000, ICBI's net charge-offs increased $18,000 from the previous year's net charge-offs of $31,000. Net charge-offs as a percentage of average loans were 0.03% and 0.02% for 2000 and 1999, respectively. The provision for loan losses was $400,000 for 2000 and $420,000 for 1999.

         The following table shows the balance and percentage of the ICBI's allowance for loan losses allocated to each major category of loan:

                     Allocation of Allowance for Loan Losses

                       Commercial, Financial,           Real Estate               Real Estate
                            Agricultural                Construction                Mortgage                   Consumer
                    ---------------------------  -------------------------  -------------------------  --------------------------
                     Allowance     Percent of     Allowance   Percent of     Allowance    Percent of     Allowance   Percent of
                        for          Loan in         for        Loan in         for        Loan in          For        Loan in
                        Loan       Category to       Loan     Category to      Loan      Category to       Loan      Category to
                       Losses      Total Loans      Losses    Total Loans     Losses     Total Loans      Losses     Total Loans
                    ---------------------------  -------------------------  -------------------------  --------------------------
                                                                            (In thousands)
December 31,
     2000              $ 645         12.55%         $ 500        9.84%         $ 310        71.33%         $ 349        5.94%
     1999              $ 580         13.19%         $ 350        8.41%         $ 178        71.34%         $ 345        6.82%
     1998              $ 442         14.98%         $ 100        4.31%         $ 144        73.28%         $ 378        6.43%
     1997              $ 362         14.50%         $ 107        3.64%         $ 159        73.49%         $ 346        8.37%
     1996              $ 244         12.31%         $ 101        4.42%         $ 182        74.79%         $ 357        8.48%

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

Securities

         ICBI manages its investment securities portfolio consistent with established policies which include guidelines for earnings, rate sensitivity, liquidity and pledging needs. ICBI holds bonds issued from the Commonwealth of Virginia and its political subdivisions with an aggregate book value and market value of $3.8 million at December 31, 2000. The aggregate holdings of these bonds exceeded 10% of ICBI's shareholders' equity.

         ICBI accounts for securities under Financial Accounting Standards Board
(FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This standard requires classification of investments into three categories, "held to maturity" (HTM), "available for sale" (AFS), or "trading", as further defined in Note 1 to the Company's Consolidated Financial Statements. ICBI does not maintain a trading account and has classified no securities in this category. HTM securities are required to be carried on the financial statements at amortized cost. AFS securities are carried on the financial statements at fair value. The unrealized gains or losses, net of deferred income taxes, are reflected in shareholders' equity. The HTM classification places restrictions on ICBI's ability to sell securities or to transfer securities into the AFS classification. Since ICBI desires the flexibility to respond to changing balance sheet needs through investment portfolio management, it has chosen to classify only a small portion of its portfolio in this category. At December 31, 2000, 8.6 % of the portfolio was classified as HTM.

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

         The carrying value of the securities portfolio was $81.6 million at December 31, 2000, an increase of $13.8 million or 20.4% from the carrying value of $67.7 million at December 31, 1999. The market value of the AFS securities at December 31, 2000 was $74.6 million. The unrealized gain on the AFS securities was $1.3 million and offset slightly by an unrealized loss of $652,000 at December 31, 2000. The net market value gain at December 31, 2000 is reflective of the decrease in market interest rates. The unrealized loss on the AFS securities was $3.0 million at December 31, 1999.

                         Investment Securities Portfolio

         The carrying value of securities held to maturity at the dates indicated were:

                                                                     December 31,
                                                         ------------------------------------
                                                            2000         1999         1998
                                                         ----------   ----------   ----------
                                                                    (In thousands)
         U.S. Government securities                      $      250   $      250   $      502
         State and political subdivision obligations          6,657        7,433       12,182
         Mortgage-backed securities                              93          112          162
                                                         ----------   ----------   ----------
                                                         $    7,000   $    7,795   $   12,846
                                                         ==========   ==========   ==========

            The carrying value of securities available for sale at the dates indicated were:

                                                                     December 31,
                                                         ------------------------------------
                                                            2000         1999         1998
                                                         ----------   ----------   ----------
                                                                    (In thousands)
           U.S. Government securities                    $    3,072    $   4,824   $    2,678
           State and political subdivision obligations       27,961       22,261       18,189
           Mortgage-backed securities                        34,043       26,789       20,878
           Other securities                                   9,501        6,070        3,195
                                                         ----------   ----------   ----------
                                                         $   74,577    $  59,944   $   44,940
                                                         ==========    =========   ==========

         The following table indicates the increased return experienced by ICBI by lengthening the maturity of the investment securities portfolio. Securities with maturities greater than five years total $57.3 million and have an average yield greater than 7.0%. The securities portfolio is managed first for proper matching with interest rate risk guidelines and secondarily for investment performance.

            Maturity Distribution and Yields of Investment Securities
                                December 31, 2000
                            Taxable-Equivalent Basis

                                      Due in 1 year    Due after 1 year  Due after 5 years  Due after 10 years
                                         or less       through 5 years   through 10 years      and Equities           Total
                                   ------------------ ------------------ ------------------ ------------------ -------------------
                                    Amount     Yield   Amount     Yield   Amount     Yield   Amount     Yield   Amount     Yield
                                   ------------------ ------------------ ------------------ ------------------ -------------------
                                                                          (In thousands)
Securities held for investment:
  U.S. Government securities       $       -      -   $       -      -   $       -      -   $     250   6.99%  $     250   6.99%
  Mortgage backed securities               4   7.61%         10   7.85%         13   8.04%         66   8.04%         93   8.00%
                                   ---------          ---------          ---------          ---------          ---------
  Total taxable                    $       4   7.61%  $      10   7.85%  $      13   8.04%  $     316   7.22%  $     343   7.26%
Tax-exempt securities (1)                820   7.41%      3,307   7.56%      2,530   7.77%          -   -          6,657   7.62%
                                   ---------          ---------          ---------          ---------          ---------
  Total                            $     824   7.41%  $   3,317   7.56%  $   2,543   7.78%  $     316   7.22%  $   7,000   7.61%
                                   ---------          ---------          ---------          ---------          ---------

Securities available for sale (2):
  U.S. Government securities       $      99   5.04%  $     799   7.08%  $   1,497   7.36%  $     677   6.66%  $   3,072   7.06%
  Mortgage backed securities           3,283   7.01%     10,110   6.97%      8,172   6.88%     12,478   6.82%     34,043   6.90%
  Other                                    -      -       3,525   7.43%      2,054   7.02%      1,364   7.64%      6,943   7.35%
  Corporate preferred                      -      -           -   -              -   -          2,452   7.64%      2,452   7.64%
                                   ---------          ---------          ---------          ---------          ---------
  Total taxable                    $   3,382   5.75%  $  14,434   6.19%  $  11,723   6.01%  $  16,971   7.29%  $  46,510   7.01%
Tax-exempt securities (1)                486   6.73%        392   7.62%      7,890   7.58%     17,896   7.67%     26,664   7.63%
                                   ---------          ---------          ---------          ---------          ---------
  Total                            $   3,868   5.75%  $  14,826   6.23%  $  19,613   6.64%  $  34,867   7.48%  $  73,174   7.24%
                                   ---------          ---------          ---------          ---------          ---------

Total securities                   $   4,692   5.94%  $  18,143   6.42%  $  22,156   7.01%  $  35,183   7.15%  $  80,174   7.27%

_________________
(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis
(2) Excludes Federal Reserve Stock of $134,400 and Federal Home Loan Bank Stock of $1,268,800


Other Earning Assets

         ICBI's average investment in federal funds sold and money market investments in 2000 were $2.8 million and $512,000, a decrease of $3.2 million and $1.4 million, respectively. Average investments in federal funds sold and money market investments in 1999 were $6.0 million and $1.9 million, respectively. Fluctuations in federal funds sold and money market investments reflect excess deposit growth over loan growth as well as management's goal to maximize asset yields while maintaining proper asset/liability structure.

Deposits

         Deposits continue to be an important funding source and primary supply of ICBI's growth. ICBI's strategy has been to increase its core deposits at the same time controlling its cost of funds. The maturation of the branch network, as well as the increased advertising campaigns have contributed to the significant growth in deposits over the last several years. By monitoring interest rates within the local market and then pricing the deposits within the range of the local market, ICBI has developed a core base of deposits in each branch.

         The following table is a summary of average deposits and average rates paid on those deposits:

                         Average Deposits and Rates Paid

                                                                                   December 31,
                                                 -------------------------------------------------------------------------------
                                                            2000                       1999                       1998
                                                 -------------------------  -------------------------  -------------------------
                                                     Amount        Rate         Amount        Rate          Amount       Rate
                                                 -------------------------  -------------------------  -------------------------
                                                                                          (In thousands)

     Noninterest-bearing deposits                $      47,355        -     $      39,154        -     $      29,782        -
     Interest-bearing accounts:
         Interest checking                              32,461      0.91%          29,583      0.99%          23,853      1.28%
         Regular savings                                20,214      2.86%          19,000      3.00%          17,075      3.53%
         Money market accounts                          42,852      2.71%          41,701      2.73%          34,195      2.93%
         Time deposits:
             $ 100,000 and over                         25,997      5.59%          21,965      4.98%          18,151      5.23%
             Under $ 100,000                            37,323      4.92%          35,707      4.77%          38,557      5.30%
                                                 -------------              -------------              -------------
     Total interest-bearing deposits                   158,847      3.35%         147,956      3.24%        131,831       3.72%
                                                 -------------              -------------              -------------

         Total                                   $     206,202              $     187,110              $     161,613
                                                 =============              =============              =============


         Average total deposits increased 10.28% during 2000, 15.8% during 1999 and 10.5% during 1998. During 2000, the average balance of non-interest bearing deposits grew 20.9%. The average balance in interest checking and money market accounts grew 9.7% and 2.8% during 2000.

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

         The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2000:

          Maturities of Certificates of Deposit of $100,000 and Greater

                                    Within        Three to        Six to          Over                        Percent
                                    Three           Six           Twelve          One                         of Total
                                    Months         Months         Months          Year           Total        Deposits
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                                                      (In thousands)

         At December 31, 2000     $    7,482     $    9,512     $   14,134     $    3,853     $   34,981       15.6%

Capital Resources and Dividends

         ICBI has an ongoing strategic objective of maintaining a capital base, which supports the pursuit of profitable business opportunities, provides resources to absorb risks inherent in its activities and meet or exceeds all regulatory requirements.

         The Federal Reserve has established minimum regulatory capital standards for bank holding companies and state member banks. The regulatory capital standards categorize assets and off-balance sheet items into four categories which weight balance sheet assets according to risk, requiring more capital for holding higher risk assets. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings. ICBI had a ratio of risk-weighted assets to total capital of 13.6% at December 31, 2000 compared to 14.8% at December 31, 1999. The ratio of risk-weighted assets to Tier 1 capital was 12.7% and 14.0% at December 31, 2000 and 1999, respectively. Both ratios exceed the minimum capital requirements adopted by the federal bank regulatory agencies.

                               Analysis of Capital

                                                           December 31,
                                                     -----------------------
                                                        2000         1999
                                                     ----------   ----------

        Tier 1 Capital:
          Common stock                               $    8,696   $    8,895
          Capital surplus                                   556        1,293
          Retained earnings                              17,616       14,852
          Goodwill                                       (1,353)      (1,060)
                                                     ----------   ----------
          Total Tier 1 capital                       $   25,515   $   23,980
        Tier 2 Capital:
          Allowance for loan losses                       1,804        1,453
                                                     ----------   ----------
          Total Tier 2 capital                            1,804        1,453
          Total risk-based capital                   $   27,319   $   25,433
                                                     ==========   ==========

        Risk weighted assets                         $  201,096   $  171,324

        CAPITAL RATIOS:
          Tier 1 risk-based capital ratio                 12.7%        14.0%
          Total risk-based capital ratio                  13.6%        14.8%
          Tier 1 capital to average total assets           9.7%        10.8%


         ICBI's equity to asset ratio decreased to 9.4% at December 31, 2000 compared to 9.5% at December 31, 1999. The equity to asset ratio for December 31, 1998 was 11.1%. ICBI's net income retained during 2000 offset the effects of continued high growth in assets and the March 2000 stock repurchase on the equity to asset ratio.

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

Liquidity

         Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, short-term investments, securities classified as available for sale as well as loans and securities maturing within one year. As a result of ICBI's management of liquid assets and the ability to generate liquidity through liability funding, management believes ICBI maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

         ICBI also maintains additional sources of liquidity through a variety of borrowing arrangements. The Bank maintains federal funds lines with large regional and money-center banking institutions. These available lines total in excess of $8 million, of which none were outstanding at December 31, 2000. Federal funds purchased during 2000 averaged $286,000 compared to an average of $179,000 during 1999. At December 31, 2000 and 1999, the Bank had $14.3 million and $10.8 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions, with maturities of one day. The Bank has a credit line in the amount of $43 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing.

         The Bank joined the Federal Home Loan Bank system in 1995 in order to enter a program of long-term and short-term borrowing, which is restricted to be invested in support of residential real estate loans. In 1999, long-term borrowings from the Federal Home Loan Bank system were $5.0 million maturing in 2003 with a call feature in 2000.

         At December 31, 2000, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, securities available for sale, loans and securities maturing within one year were 44.9% of total deposits and liabilities.

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


ITEM 7.     FINANCIAL STATEMENTS
            --------------------

         The following financial statements are filed as a part of this report following Item 13 below:

         Independent Auditor's Report
         Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the Years Ended December 31,
            2000, 1999, and 1998
         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999, and 1998 Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
            1999, and 1998
         Notes to Consolidated Financial Statements

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure during the last two fiscal years.


                                    PART III
                                    --------

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            -------------------------------------------------------------
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
            -------------------------------------------------

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Election of Directors," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 10.    EXECUTIVE COMPENSATION
            ----------------------

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Director Compensation," "Executive Compensation," "Stock Options," and "Employment Agreements" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the heading "Transactions with Management" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K
            --------------------------------------

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

            10.3 Agreement and Plan of Reorganization dated as of August 9, 1999, between Gilkison Patterson Investment Advisors, Inc. ("GPIA"), the Company and Tredegar, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999 (the "Form 10-QSB"),
                   incorporated   herein  by  reference.

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

            21     Subsidiaries of the Registrant.

            23     Consent of Yount, Hyde & Barbour, P.C.

      (b)   Reports on Form 8-K.

                  No reports on Form 8-K were  filed by the  Company  during the last quarter of the period covered by this report.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                              Middleburg, Virginia

                                FINANCIAL REPORT

                                DECEMBER 31, 2000

                                 C O N T E N T S


                                                                        Page


INDEPENDENT AUDITOR'S REPORT ON THE
  CONSOLIDATED FINANCIAL STATEMENTS                                         1

FINANCIAL STATEMENTS

  Consolidated balance sheets                                               2

  Consolidated statements of income                                         3

  Consolidated statements of changes in shareholders' equity                4

  Consolidated statements of cash flows                               5 and 6

  Notes to consolidated financial statements                             7-31

                  [LETTERHEAD OF YOUNT, HYDE & BARBOUR, P.C.]



                          INDEPENDENT AUDITOR'S REPORT










To the Board of Directors
Independent Community Bankshares, Inc.
Middleburg, Virginia


         We have audited the accompanying consolidated balance sheets of Independent Community Bankshares, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Community Bankshares, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.


                                             /s/ Yount, Hyde & Barbour, P.C.


Winchester, Virginia
January 24, 2001

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                      (In Thousands, Except for Share Data)

             Assets                                                     2000           1999
                                                                    ------------   ------------
Cash and due from banks                                             $      7,352   $      8,037
Interest-bearing deposits in banks                                            79             87
Temporary investments:
  Federal funds sold                                                       8,600         12,139
  Other money market investments                                           1,116            293
Securities (fair value:  2000, $81,718; 1999, $67,745)                    81,577         67,739
Loans held for sale                                                        2,131          1,232
Loans, net of allowance for loan losses of $1,804 in 2000
   and $1,453 in 1999                                                    175,794        141,782
Bank premises and equipment, net                                           6,349          6,285
Accrued interest receivable and other assets                               6,463          6,331
                                                                    ------------   ------------
         Total assets                                               $    289,461   $    243,925
                                                                    ============   ============

   Liabilities and Shareholders' Equity

Liabilities
  Deposits:
    Noninterest-bearing demand deposits                             $     56,980   $     44,900
    Savings and interest-bearing demand deposits                          96,275         97,208
    Time deposits                                                         71,385         61,729
                                                                    ------------   ------------
         Total deposits                                             $    224,640   $    203,837

  Securities sold under agreements to repurchase                          14,321         10,811
  Long-term debt                                                          21,300          5,000
  Accrued interest and other liabilities                                   1,929          1,202
  Commitments and contingent liabilities                                      --             --
                                                                    ------------   ------------
         Total liabilities                                          $    262,190   $    220,850
                                                                    ------------   ------------

Shareholders' Equity
  Common stock, par value $5 per share, authorized
    10,000,000 shares; issued 2000, 1,739,247 shares;
    issued  1999, 1,778,994 shares                                  $      8,696   $      8,895
  Capital surplus                                                            556          1,293
  Retained earnings                                                       17,616         14,852
  Accumulated other comprehensive income (loss)                              403         (1,965)
                                                                    ------------   ------------
         Total shareholders' equity                                 $     27,271   $     23,075
                                                                    ------------   ------------

         Total liabilities and shareholders' equity                 $    289,461   $    243,925
                                                                    ============   ============


See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                        Consolidated Statements of Income
                  Years Ended December 31, 2000, 1999 and 1998
                    (In Thousands, Except for Per Share Data)

                                                                            2000          1999          1998
                                                                         ----------    ----------    ----------
 Interest and Dividend Income
  Interest and fees on loans                                             $   14,076    $   11,694    $   10,205
  Interest on investment securities:
    Taxable interest income                                                      25            36            70
    Interest income exempt from federal income taxes                            354           536           618
  Interest and dividends on securities available for sale:
    Taxable interest income                                                   3,055         1,731         1,616
    Interest income exempt from federal income taxes                          1,167           893           717
    Dividends                                                                   318           243           252
  Interest on deposits in banks                                                   4             1             7
  Interest on federal funds sold                                                170           290           211
  Interest on other money market investments                                     40            98            89
                                                                         ----------    ----------    ----------
         Total interest and dividend income                              $   19,209    $   15,522    $   13,785
                                                                         ----------    ----------    ----------

Interest Expense
  Interest on deposits                                                   $    5,324    $    4,798    $    4,903
  Interest on securities sold under agreements to repurchase                    633           263           134
  Interest on FHLB borrowings                                                   584             3            70
  Interest on long-term debt                                                    500           281           206
                                                                         ----------    ----------    ----------
         Total interest expense                                          $    7,041    $    5,345    $    5,313
                                                                         ----------    ----------    ----------

         Net interest income                                             $   12,168    $   10,177    $    8,472

  Provision for loan losses                                                     400           420           135
                                                                         ----------    ----------    ----------

         Net interest income after provision
            for loan losses                                              $   11,768    $    9,757    $    8,337
                                                                         ----------    ----------    ----------

Noninterest Income
  Service charges, commissions and fees                                  $    1,180    $    1,076    $      916
  Trust fee income                                                            1,594         1,148           855
  Fees on loans held for sale                                                   643           561           241
  (Losses) on securities available for sale, net                               (204)          (13)          (18)
  Other                                                                         252           174           175
                                                                         ----------    ----------    ----------
         Total noninterest income                                        $    3,465    $    2,946    $    2,169
                                                                         ----------    ----------    ----------

Noninterest Expenses
  Salaries and employees' benefits                                       $    5,600    $    4,547    $    3,839
  Net occupancy and equipment expense                                         1,172         1,013           772
  Advertising                                                                   347           325           234
  Computer operations                                                           298           310           247
  Other operating expenses                                                    2,138         1,845         1,582
                                                                         ----------    ----------    ----------
         Total noninterest expenses                                      $    9,555    $    8,040    $    6,674
                                                                         ----------    ----------    ----------

         Income before income taxes                                      $    5,678    $    4,663    $    3,832

  Income tax expense                                                          1,450         1,097           857
                                                                         ----------    ----------    ----------

         Net income                                                      $    4,228    $    3,566    $    2,975
                                                                         ==========    ==========    ==========

Earnings per Share, basic                                                $     2.43    $     2.00    $     1.65
                                                                         ==========    ==========    ==========
Earnings per Share, diluted                                              $     2.41    $     1.99    $     1.63
                                                                         ==========    ==========    ==========

 See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
           Consolidated Statements of Changes in Shareholders' Equity
                  Years Ended December 31, 2000, 1999 and 1998
                        (In Thousands, Except Share Data)

                                                                                            Accumulated
                                                                                               Other
                                                                                               Compre-       Compre-
                                                         Common     Capital     Retained       hensive       hensive
                                                         Stock      Surplus     Earnings    Income (Loss)     Income       Total
                                                        --------    --------    --------    -------------    --------    --------
Balance, December 31, 1997                              $  9,063    $  1,948    $ 10,874    $        (199)               $ 21,686
  Comprehensive income:
    Net income - 1998                                         --          --       2,975               --    $  2,975       2,975
    Other comprehensive income net of tax:
      Unrealized holding gains arising during the
        period (net of tax, $189)                             --          --          --               --         366          --
      Reclassification adjustment (net of tax, $6)            --          --          --               --          12          --
                                                                                                             --------
      Other comprehensive income (net of tax, $195)           --          --          --              378    $    378         378
                                                                                                             --------
  Total comprehensive income                                  --          --          --               --    $  3,353          --
                                                                                                             ========
  Cash dividends - 1998 ($0.75 per share)                     --          --      (1,353)              --                  (1,353)
  Purchase of common stock (33,600 shares)                  (168)       (655)         --               --                    (823)
                                                        --------    --------    --------    -------------                --------
Balance, December 31, 1998                              $  8,895    $  1,293    $ 12,496    $         179                $ 22,863
  Comprehensive income:
    Net income - 1999                                         --          --       3,566               --       3,566       3,566
    Other comprehensive income net of tax:
      Unrealized holding losses arising during the
        period (net of tax, $1,100)                           --          --          --               --      (2,153)         --
      Reclassification adjustment (net of tax, $4)            --          --          --               --           9          --
                                                                                                             --------
      Other comprehensive income (net of tax, $1,104)         --          --          --           (2,144)     (2,144)     (2,144)
                                                                                                             --------
  Total comprehensive income                                  --          --          --               --       1,422          --
                                                                                                             ========
  Cash dividends - 1999 ($0.68 per share)                     --          --      (1,210)              --                  (1,210)
                                                        --------    --------    --------    -------------                --------
Balance, December 31, 1999                              $  8,895    $  1,293    $ 14,852    $      (1,965)               $ 23,075
  Comprehensive income:
    Net income - 2000                                         --          --       4,228               --    $  4,228       4,228
    Other comprehensive income net of tax:
      Unrealized holding gains arising during the
        period (net of tax, $1,150)                           --          --          --               --       2,233          --
      Reclassification adjustment (net of tax, $69)           --          --          --               --         135          --
                                                                                                             --------
      Other comprehensive income (net of tax, $1,219)         --          --          --            2,368    $  2,368       2,368
                                                                                                             --------
  Total comprehensive income                                  --          --          --               --    $  6,596          --
                                                                                                             ========
  Cash dividends - 2000 ($0.84 per share)                     --          --      (1,464)              --                  (1,464)
  Purchase of common stock (57,785 shares)                  (289)     (1,038)         --               --                  (1,327)
  Issuance of common stock (18,038 shares)                    90         301          --               --                     391
                                                        --------    --------    --------    -------------                --------
Balance, December 31, 2000                              $  8,696    $    556    $ 17,616    $         403                $ 27,271
                                                        ========    ========    ========    =============                ========


See Notes to Consolidated Financial Statements.

                   INDEPENDENT COMMUNITY BANKSHARES, INC.
                   Consolidated Statements of Cash Flows
                Years Ended December 31, 2000, 1999 and 1998
                               (In Thousands)

                                                                         2000               1999                1998
                                                                    ---------------    ---------------    ---------------
Cash Flows from Operating Activities
  Net income                                                        $         4,228    $         3,566    $         2,975
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                              645                605                514
      Amortization                                                               64                 60                 79
      Provision for loan losses                                                 400                420                135
      Net loss on securities available for sale                                 204                 13                 18
      Net (gain) on sale of assets                                               (7)                (5)                --
      Net loss on the sale of other real estate                                  --                  5                 --
      Discount accretion and premium amortization
        on securities, net                                                      (20)                64                194
      Deferred income tax (benefit)                                            (180)              (186)               (16)
      Origination of loans held for sale                                    (34,837)           (30,744)           (11,948)
      Proceeds from sales of loans held for sale                             33,938             34,184              7,276
      Changes in assets and liabilities:
        (Increase) in other assets                                           (1,058)            (1,372)              (125)
        Increase (decrease) in other liabilities                                846                (71)               113
                                                                    ---------------    ---------------    ---------------
          Net cash provided by (used in)
            operating activities                                    $         4,223    $         6,539    $          (785)
                                                                    ---------------    ---------------    ---------------

Cash Flows from Investing Activities
  Proceeds from maturity, principal paydowns
    and calls of investment securities                                          772              1,905              3,496
  Proceeds from maturity, principal paydowns
    and calls of securities available for sale                                4,527              5,300              9,164
  Proceeds from sale of securities
    available for sale                                                       16,581              1,988              9,887
  Purchase of securities available for sale                                 (32,316)           (22,473)           (16,276)
  Proceeds from sale of equipment                                                 7                131                 --
  Purchases of bank premises and equipment                                     (709)            (1,164)              (839)
  Net (increase) in loans                                                   (34,412)           (21,942)           (17,341)
  Proceeds from the sale of other real estate                                    --                195                 --
                                                                    ---------------    ---------------    ---------------
          Net cash used in
            investing activities                                    $       (45,550)   $       (36,060)   $       (11,909)
                                                                    ---------------    ---------------    ---------------


See Notes to Consolidated Financial Statements.

                   INDEPENDENT COMMUNITY BANKSHARES, INC.
                    Consolidated Statements of Cash Flows
                                 (Continued)
                Years Ended December 31, 2000, 1999 and 1998
                               (In Thousands)

                                                                        2000            1999            1998
                                                                    ------------    ------------    ------------
Cash Flows from Financing Activities
  Net increase in noninterest-bearing and interest-
    bearing demand deposits and savings accounts                    $     11,147    $     24,798    $     18,005
  Net increase (decrease) in certificates of deposit                       9,656           6,359          (1,880)
  Increase (decrease) in securities sold under agreements
    to repurchase                                                          3,510           8,282            (518)
  Proceeds from long-term debt                                            37,200              --           5,000
  Payments on long-term debt                                             (20,900)             --              --
  (Decrease) in short-term borrowings                                         --          (1,000)         (1,800)
  Purchase of common stock                                                (1,327)             --            (823)
  Net proceeds from issuance of common stock                                  34              --              --
  Cash dividends paid                                                     (1,402)         (1,175)         (1,086)
                                                                    ------------    ------------    ------------
    Net cash provided by
      financing activities                                          $     37,918    $     37,264    $     16,898
                                                                    ------------    ------------    ------------
    Increase (decrease) in cash and
      cash equivalents                                                    (3,409)          7,743    $      4,204

Cash and Cash Equivalents
  Beginning                                                               20,556          12,813           8,609
                                                                    ------------    ------------    ------------
  Ending                                                                  17,147          20,556    $     12,813
                                                                    ------------    ------------    ------------
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest paid to depositors                                     $      5,833    $      5,073    $      5,040
    Interest paid on short-term obligations                                  445              10               9
    Interest paid on long-term debt                                          500             276             235
                                                                    ------------    ------------    ------------
                                                                    $      6,778    $      5,359    $      5,284
                                                                    ============    ============    ============

    Income taxes                                                    $      1,557    $      1,287    $        835
                                                                    ============    ============    ============

Supplemental Disclosure of Noncash Transactions
  Issuance of common stock for contingent payment under
    terms of acquisition of subsidiary                              $        357    $         --    $         --
                                                                    ============    ============    ============
  Unrealized gain on securities available for sale                  $      3,587    $      3,248    $        573
                                                                    ============    ============    ============
  Loan balances transferred to foreclosed properties                $         --    $         --    $        200
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

                   Notes to Consolidated Financial Statements


                           Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

                      The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

                   Notes to Consolidated Financial Statements


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

                      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

                      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

                  Loan Fees and Costs

                      Loan origination and commitment fees and direct loan costs are being recognized as collected and incurred. The use of this method of recognition does not produce results that are materially different from results which would have been produced if such costs and fees were deferred and amortized as an adjustment of the loan yield over the life of the related loan.

                  Bank Premises and Equipment

                      Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed principally on the straight-line method over the following estimated useful lives:

                                                                  Years
                                                                 -------

                           Buildings and improvements            31.5-39
                           Furniture and equipment                  3-10

                   Notes to Consolidated Financial Statements


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

                  Income Taxes

                      Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

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

                  Comprehensive Income

                      Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

                  Derivative Financial Instruments

                      As part of the Company's asset/liability management, the Company uses interest rate swaps to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. Swaps are accounted for on the "accrual" method. Under that method, the interest component associated with the contract is recognized over the life of the contract in net interest income.

                   Notes to Consolidated Financial Statements


Note 2.        Securities

               Amortized costs and fair values of securities being held to maturity as of December 31, 2000 and 1999 are summarized as follows:

                                                                    Gross         Gross
                                                     Amortized    Unrealized    Unrealized       Fair
                                                        Cost        Gains        (Losses)        Value
                                                     ----------   ----------    ----------    ----------
                                                                            2000
                                                     ---------------------------------------------------
                                                                       (In Thousands)
               U.S. Treasury securities
                 and obligations of U.S.
                 Government corporations
                 and agencies                        $      250   $       --    $       (5)   $      245
               Obligations of states and
                 political subdivisions                   6,657          146            --         6,803
               Mortgage-backed securities                    93           --            --            93
                                                     ----------   ----------    ----------    ----------
                                                     $    7,000   $      146    $       (5)   $    7,141
                                                     ==========   ==========    ==========    ==========

                                                                            1999
                                                     ---------------------------------------------------
                                                                       (In Thousands)
               U.S. Treasury securities
                 and obligations of U.S.
                 Government corporations
                 and agencies                        $      250   $       --    $      (25)   $      225
               Obligations of states and
                 political subdivisions                   7,433           40            (8)        7,465
               Mortgage-backed securities                   112           --            (1)          111
                                                     ----------   ----------    ----------    ----------
                                                     $    7,795   $       40    $      (34)   $    7,801
                                                     ==========   ==========    ==========    ==========


               The amortized cost and fair value of securities being held to maturity as of December 31, 2000 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                                Amortized       Fair
                                                                                  Cost          Value
                                                                                ----------    ----------
                                                                                    (In Thousands)
               Due in one year or less                                          $      821    $      822
               Due after one year through five years                                 3,307         3,357
               Due after five years through 10 years                                 2,529         2,624
               Due after 10 years                                                      250           245
               Mortgage-backed securities                                               93            93
                                                                                ----------    ----------
                                                                                $    7,000    $    7,141
                                                                                ==========    ==========

                   Notes to Consolidated Financial Statements


               Amortized costs and fair values of securities available for sale as of December 31, 2000 and 1999, are summarized as follows:

                                                                         Gross        Gross
                                                          Amortized    Unrealized   Unrealized      Fair
                                                            Cost         Gains       (Losses)       Value
                                                          ----------   ----------   ----------    ----------
                                                                                 2000
                                                          --------------------------------------------------
                                                                            (In Thousands)
               U.S. Treasury securities and
                 obligations of U.S. Government
                 corporations and agencies                $    3,064   $       36   $      (28)   $    3,072
               Obligations of states and
                 political subdivisions                       27,699          550         (288)       27,961
               Mortgage-backed securities                     33,764          415         (136)       34,043
               Corporate preferred                             2,498          154         (200)        2,452
               Other                                           6,943          106           --         7,049
                                                          ----------   ----------   ----------    ----------
                                                          $   73,968   $    1,261   $     (652)   $   74,577
                                                          ==========   ==========   ==========    ==========

                                                                         Gross        Gross
                                                          Amortized    Unrealized   Unrealized      Fair
                                                            Cost         Gains       (Losses)       Value
                                                          ----------   ----------   ----------    ----------
                                                                                 1999
                                                          --------------------------------------------------
                                                                            (In Thousands)
               U.S. Treasury securities and
                 obligations of U.S. Government
                 corporations and agencies                $    4,958   $        2   $     (136)   $    4,824
               Obligations of states and
                 political subdivisions                       23,721            3       (1,463)       22,261
               Mortgage-backed securities                     27,730           --         (941)       26,789
               Corporate preferred                             2,989            9         (395)        2,603
               Other                                           3,514           --          (47)        3,467
                                                          ----------   ----------   ----------    ----------
                                                          $   62,912   $       14   $   (2,982)   $   59,944
                                                          ==========   ==========   ==========    ==========

                   Notes to Consolidated Financial Statements


               The amortized cost and fair value of securities available for sale as of December 31, 2000, by contractual maturity are shown below. Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                               Amortized       Fair
                                                                  Cost         Value
                                                              -----------    ----------
                                                                    (In Thousands)
               Due in one year or less                        $       585    $      585
               Due after one year through five years                1,768         1,797
               Due after five years through 10 years                9,447         9,587
               Due after 10 years                                  18,963        19,064
               Mortgage-backed securities                          33,764        34,043
               Corporate preferred                                  2,498         2,452
               Other                                                6,943         7,049
                                                              -----------    ----------
                                                              $    73,968    $   74,577
                                                              ===========    ==========

               Proceeds from sales of securities available for sale during 2000, 1999 and 1998 were $16,581,000, $1,988,000 and $9,887,000, respectively. Gross gains of $22,574, $0 and $101,567 and gross losses of $227,218, $13,000 and $119,855 were realized on those sales, respectively.

               The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies as required by law and for other purposes amounted to $24,491,000 and $14,814,000 at December 31, 2000 and 1999, respectively.

               As permitted under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company transferred securities held to maturity with a book value of $3,114,000 and a market value of $3,117,000 to securities available for sale as of October 1, 1999.

                   Notes to Consolidated Financial Statements


Note 3.        Loans, Net

                                                                                      December 31,
                                                                               -------------------------
                                                                                  2000            1999
                                                                               ----------     ----------
                                                                                     (In Thousands)
               Mortgage loans on real estate:
                  Construction and land development                            $   17,693     $   12,151
                  Secured by farmland                                                 346            379
                  Secured by 1-4 family residential                                87,518         65,444
                  Other real estate loans                                          38,812         36,361
               Loans to farmers (except secured by real estate)                     1,307          1,438
               Commercial loans                                                    21,248         17,617
               Loans to individuals for personal expenditures                      10,505          9,694
               All other loans                                                        169            151
                                                                               ----------     ----------
                                 Total loans                                   $  177,598     $  143,235
               Less:  Allowance for loan losses                                     1,804          1,453
                                                                               ----------     ----------
                                 Net loans                                     $  175,794     $  141,782
                                                                               ==========     ==========

Note 4.        Allowance for Loan Losses

                                                                  2000          1999          1998
                                                               ----------    ----------    ----------
                                                                           (In Thousands)
               Balance, beginning                              $    1,453    $    1,064    $      974
               Provision charged to operating expense                 400           420           135
               Recoveries                                              47           120            40
               Loan losses charged to the allowance                   (96)         (151)          (85)
                                                               ----------    ----------    ----------
                                                               $    1,804    $    1,453    $    1,064
                                                               ==========    ==========    ==========

               There  were  no  loans   recognized  for  impairment  under  FASB
               Statement No. 114 as of December 31, 2000.

               Impairment of loans having recorded investments of $67,000 at December 31, 1999 has been recognized in conformity with FASB Statement No. 114. The total allowance for loan losses related to these loans was $67,000 on December 31, 1999. No interest income on impaired loans was recognized in 2000, 1999 or 1998. The average recorded investment in impaired loans during 2000, 1999 and 1998 was $15,000, $75,000 and $47,000, respectively.

               Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $105,000 and $464,000 at December 31, 2000 and 1999, respectively. If interest on these loans had been accrued, such income would have approximated $14,000 and $12,000 for 2000 and 1999, respectively.

                   Notes to Consolidated Financial Statements


Note 5.        Bank Premises and Equipment, Net

               Bank premises and equipment consists of the following:

                                                                  2000         1999
                                                               ----------   ----------
                                                                    (In Thousands)
               Land                                            $    1,526   $    1,516
               Banking facilities                                   3,894        3,894
               Furniture, fixtures and equipment                    4,341        4,169
               Construction in progress and deposits
                 on equipment                                         576           66
                                                               ----------   ----------
                                                               $   10,337   $    9,645
               Less accumulated depreciation                        3,988        3,360
                                                               ----------   ----------
                                                               $    6,349   $    6,285
                                                               ==========   ==========

               Depreciation expense was $645,000, $605,000 and $514,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


Note 6.        Deposits

               The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $34,981,000 and $26,654,000 in 2000 and 1999, respectively.

               At December 31, 2000, the scheduled maturities of time deposits (in thousands) are as follows:

                     2001                                    $ 52,918
                     2002                                      13,899
                     2003                                       3,838
                     2004                                         453
                     2005 and thereafter                          277
                                                             --------
                                                             $ 71,385
                                                             ========

Note 7.        Borrowings

               The Company has a $43,000,000 line of credit with the Federal Home Loan Bank of Atlanta. The Company has pledged real estate loans and Federal Home Loan Bank stock as collateral on these borrowings. Borrowings from FHLB totaled $20,000,000 and $5,000,000 at December 31, 2000 and 1999, maturing through 2005. The interest rate on the outstanding principal ranges from 5.85% to 6.87% at December 31, 2000. Interest only is payable until maturity.

                   Notes to Consolidated Financial Statements


               The Company has an additional $8,000,000 in lines of credit available from other institutions at December 31, 2000.

               At December 31, 2000, the Company had floating rate long-term debt totaling $1,300,000 and maturing on March 31, 2003. The floating rate is based on the 30-day LIBOR plus 115 basis points. The interest rate ranged from 7.15% to 7.77% during 2000. The contractual maturities of long-term debt are as follows (dollars in thousands):

                           2001                       $        195
                           2002                                260
                           2003                                845
                                                      ------------
                                                      $      1,300
                                                      ============

Note 8.        Stock Option Plan

               The Company  sponsors a stock  option  plan,  which  provides for granting of both incentive and nonqualified stock options. As permitted under generally accepted accounting principles, grants under the plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. All options were granted at fair value at date of grant. Accordingly, no compensation cost has been recognized for grants made to date. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants in 2000 and 1999: dividend rate of .20% and .22%; risk-free interest rates of 5.35% and 6.50%; expected lives of 10 years; and expected price volatility of 17.96% and 15.97%. Options granted in 1998 are included with the 1999 calculations to correspond with shareholder approval of the plan in 1999. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                     2000             1999
                                                  ----------       ----------
                                           (In Thousands, Except Per Share Data)

               Net Income:     As Reported        $    4,228       $    3,566
                               Pro Forma          $    3,911       $    3,189

               Basic EPS:      As Reported        $     2.43       $     2.00
                               Pro Forma          $     2.25       $     1.79

               Diluted EPS:    As Reported        $     2.41       $     1.99
                               Pro Forma          $     2.23       $     1.78

                   Notes to Consolidated Financial Statements


                Options outstanding at December 31, 2000 and 1999 are summarized as follows:

                                                         2000                   1999
                                                 --------------------   ---------------------
                                                             Weighted               Weighted
                                                             Average                Average
                                                             Exercise               Exercise
                                                 Shares       Price      Shares       Price
                                                 -------   ----------   -------    ----------
               Outstanding at
                 beginning of year               121,825   $    21.13    86,000    $    19.46
               Granted                            31,000        21.66    37,825         24.70
               Exercised                              --           --        --            --
               Forfeited                              --           --    (2,000)        17.00
                                                 -------                -------
               Outstanding at end
                 of year                         152,825   $    21.15   121,825    $    21.13
               Options exercisable
                 at year end                     116,749   $    20.69    82,681    $    19.69
               Weighted average
                 fair value of options
                 granted during the
                 year                                      $     9.20              $    11.53

               As of December 31, 2000, options outstanding and exercisable are summarized as follows:

                                 Options Outstanding             Options Exercisable
                         ------------------------------------  -----------------------
                                       Weighted     Weighted                 Weighted
              Range of                 Remaining     Average                 Average
              Exercise      Shares    Contractual   Exercise      Shares     Exercise
              Prices     Outstanding     Life        Price     Exercisable    Price
             ---------   -----------  ----------- -----------  -----------   ---------
             $   17.00      52,000        6.9     $   17.00        52,000    $   17.00
                 27.00       1,000        7.3         27.00         1,000        27.00
                 23.50      31,000        8.0         23.50        27,342        23.50
                 24.50       6,825        9.0         24.50         6,825        24.50
                 24.75      31,000        9.7         24.75        19,054        24.75
                 21.25      31,000       10.0         21.25        10,528        21.25
                         ----------                            -----------
                           152,825                $   21.15       116,749    $   20.69
                         ==========                            ===========

                   Notes to Consolidated Financial Statements


Note 9.        Employee Benefit Plans

               The Company has a noncontributory, defined benefit pension plan covering substantially all full-time employees. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. Information about the plan follows:

                                                                      2000           1999           1998
                                                                   ----------     ----------     ----------
                                                                                (In Thousands)
               Change in Benefit Obligation
                 Benefit obligation, beginning of year             $    2,002     $    1,766     $    1,747
                 Service cost                                             215            180            126
                 Interest cost                                            150            132            148
                 Plan amendments                                         (350)             -              -
                 Actuarial loss (gain)                                    (33)           (62)           508
                 Benefits paid                                           (122)           (14)          (763)
                                                                   ----------     ----------     ----------
                 Benefit obligation, end of year                   $    1,862     $    2,002     $    1,766
                                                                   ==========     ==========     ==========

               Change in Plan Assets
                 Fair value of plan assets, beginning of year      $    1,751     $    1,385     $    1,841
                 Actual return on plan assets                             269            191            (17)
                 Employer contributions                                   151            189            324
                 Benefits paid                                           (122)           (14)          (763)
                                                                   ----------     ----------     ----------
                 Fair value of plan assets, ending                 $    2,049     $    1,751     $    1,385
                                                                   ==========     ==========     ==========

                 Funded status                                     $      183     $     (251)    $     (384)
                 Unrecognized net actuarial loss                          463            648            825
                 Unrecognized net obligation at transition                (32)           (36)           (40)
                 Unrecognized prior service cost                         (200)           167            183
                                                                   ----------     ----------     ----------
                 Prepaid benefit cost included in other assets     $      414     $      528     $      584
                                                                   ==========     ==========     ==========

               Components of Net Periodic
                 Benefit Cost
                   Service cost                                    $      215     $      180     $      126
                   Interest cost                                          150            132            148
                   Expected return on plan assets                        (140)          (111)          (175)
                   Amortization of prior service cost                      17             17             17
                   Amortization of net obligation
                     at transition                                         (4)            (4)            (4)
                   Recognized net actuarial loss                           22             32              -
                                                                   ----------     ----------     ----------
                     Net periodic benefit cost                     $      260     $      246     $      112
                                                                   ==========     ==========     ==========

               Weighted-Average Assumptions
                 as of December 31
                   Discount rate                                        7.50%          7.50%          7.50%
                   Expected return on plan assets                       9.00%          9.00%          9.00%
                   Rate of compensation increase                        5.00%          5.00%          5.00%

                   Notes to Consolidated Financial Statements


               A deferred compensation plan was adopted for the President and Chief Executive Officer. Benefits are to be paid in monthly installments for 15 years following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits would be reduced. The deferred compensation expense for 2000, 1999 and 1998, based on the present value of the retirement benefits, was $20,368, $19,036 and $17,143. The plan is unfunded. However, life insurance has been acquired on the life of the employee in an amount sufficient to discharge the obligation.


Note 10.       Income Taxes

               Net deferred tax assets (liabilities) consist of the following components as of December 31, 2000 and 1999:

                                                                       2000           1999
                                                                    ----------     ----------
                                                                         (In Thousands)
               Deferred tax assets:
                 Allowance for loan losses                          $      498     $      379
                 Deferred compensation                                      42             36
                 Loss on capital assets                                     42             40
                 Other                                                     - -             22
                 Securities available for sale                             - -          1,012
                                                                    ----------     ----------
                                                                    $      582     $    1,489
                                                                    ----------     ----------
               Deferred tax liabilities:
                 Property and equipment                             $      258     $      294
                 Prepaid pension costs                                     138            177
                 Securities available for sale                             207            - -
                                                                    ----------     ----------
                                                                    $      603     $      471
                                                                    ----------     ----------
                                                                    $      (21)    $    1,018

               The provision for income taxes charged to operations for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                                             2000          1999          1998
                                                          ----------    ----------    ----------
                                                                      (In Thousands)

               Current tax expense                        $    1,630    $    1,283    $      873
               Deferred tax (benefit)                           (180)         (186)          (16)
                                                          ----------    ----------    ----------
                                                          $    1,450    $    1,097    $      857
                                                          ==========    ==========    ==========

                   Notes to Consolidated Financial Statements


               The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2000, 1999 and 1998, due to the following:

                                                                2000          1999          1998
                                                             ----------    ----------    ----------
                                                                         (In Thousands)
               Computed "expected" tax expense               $    1,931    $    1,585    $    1,303
               (Decrease) in income taxes
                 resulting from:
                   Tax-exempt interest income                      (466)         (486)         (410)
                   Other, net                                       (15)           (2)          (36)
                                                             ----------    ----------    ----------
                                                             $    1,450    $    1,097    $      857
                                                             ==========    ==========    ==========

Note 11.       Related Party Transactions

               The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors,  principal  officers,  their  immediate  families  and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Company for loans totaling $3,027,000 and $3,233,000 at December 31, 2000 and 1999,
               respectively. During 2000, total principal additions were $421,000 and total principal payments were $627,000.


Note 12.       Contingent Liabilities and Commitments

               In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Company does not anticipate any material loss as a result of these transactions.

               See  Note  16  with   respect  to  financial   instruments   with
               off-balance-sheet risk.

               The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2000 and 1999, the aggregate amount of daily average required reserves was approximately $25,000.

                   Notes to Consolidated Financial Statements


Note 13.       Earnings Per Share

               The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common stockholders.

                                                       2000                        1999                       1998
                                             ------------------------    ------------------------   ------------------------
                                                              Per                         Per                        Per
                                                             Share                       Share                      Share
                                               Shares        Amount        Shares        Amount      Shares         Amount
                                             ---------     ----------    ---------     ----------   ---------     ----------
               Basic EPS                     1,741,000     $     2.43    1,779,000     $     2.00   1,803,000     $     1.65
                                                           ----------                  ----------                 ----------
               Effect of dilutive
                 securities:
                   Stock options                11,000                      16,000                     18,000
                                             ---------                   ---------                  ---------
                   Diluted EPS               1,752,000     $     2.41    1,795,000     $     1.99   1,821,000     $     1.63
                                             =========     ==========    =========     ==========   =========     ==========

               In 2000 and 1999, stock options representing 69,825 and 37,825 shares, respectively, were not included in the calculation of earnings per share because they would have been antidilutive.


Note 14.       Retained Earnings

               Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of
               December 31, 2000, the aggregate amount of unrestricted funds which could be transferred from the Company's subsidiaries to the Parent Company, without prior regulatory approval, totaled $5,001,000 or 18.3% of the total consolidated net assets.


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

                   Notes to Consolidated Financial Statements


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

               A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 2000 and 1999, is as follows:

                                                                 2000           1999
                                                              ----------     ----------
                                                                   (In Thousands)
               Financial instruments whose contract
                 amounts represent credit risk:
                   Commitments to extend credit               $   26,611     $   26,725
                   Standby letters of credit                       2,058          1,328

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

               Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2000, varies from 0 percent to 100 percent; the average amount collateralized is 73.5 percent.

               The Company has approximately $4,364,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2000.

               The Company has utilized derivative instruments in the form of interest rate swaps during the year 2000. Interest rate swaps are contracts in which a series of interest flows in a single currency are exchanged over a prescribed period. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are

                   Notes to Consolidated Financial Statements


               based. The notional amounts are not exchanged and do not represent direct credit exposure. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

               During May 2000, the Company entered into two interest rate swap agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments (interest rate swaps). The notional principal amount of interest rate swaps outstanding was $8,525,000 at December 31, 2000. The original term to maturity was 24 months. The weighted-average fixed payment rate was 7.0% at December 31, 2000. Variable interest payments received are based on three-month LIBOR. At December 31, 2000, the weighted average rate of variable market-indexed interest payment obligations to the Company was 6.41%. The effect of these agreements was to transform fixed rate liabilities to variable rate liabilities. The net income from these agreements was $29,941 for the twelve-month period ended December 31, 2000, which was charged to income as it accrues.

               At   December   31,   2000,   interest   rate   swaps   used  for
               other-than-trading purposes modify the interest rate exposure in the Company's interest-bearing deposits.


Note 16.       Fair Value of Financial Instruments and Interest Rate Risk

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

                   Notes to Consolidated Financial Statements


                  Deposits and Borrowings

                  The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. For all other deposits and borrowings, the fair value is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

                  Off-Balance-Sheet Financial Instruments

                  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2000 and 1999, the carrying amounts of loan commitments and standby letters of credit approximated fair values.

                  Fair  values  for   off-balance-sheet   derivative   financial
                  instruments, for other-than-trading purposes, are based upon quoted market prices.

                  The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

                                                                      2000                 1999
                                                              -------------------   -------------------
                                                              Carrying    Fair      Carrying    Fair
                                                               Amount     Value      Amount     Value
                                                              --------   --------   ---------  --------
                                                                           (In Thousands)
                  Financial assets:
                     Cash and short-term investments          $ 17,147   $ 17,147   $ 20,556   $ 20,556
                     Securities                                 81,577     81,718     67,739     67,745
                     Loans held for sale                         2,131      2,131      1,232      1,230
                     Loans                                     175,794    174,522    141,782    141,436
                     Accrued interest receivable                 1,736      1,736      1,310      1,310

                  Financial liabilities:
                     Deposits                                 $224,640   $224,938   $203,837   $204,009
                     Securities sold under agreements
                       to repurchase                            14,321     14,321     10,811     10,811
                     Long-term debt                             21,300     20,999      5,000      4,805
                     Accrued interest payable                      853        853        500        500

                  Off-balance-sheet derivative financial
                    instruments:
                      Other-than-trading assets:
                        Interest rate swaps                   $    --   $    174   $     --   $     --

                   Notes to Consolidated Financial Statements


               The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.


Note 17.       Capital Requirements

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

               Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

               As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                   Notes to Consolidated Financial Statements


               The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                           Minimum
                                                                                                         To Be Well
                                                                           Minimum                    Capitalized Under
                                                                           Capital                    Prompt Corrective
                                           Actual                        Requirement                   Action Provisions
                                ---------------------------     ---------------------------      ---------------------------
                                   Amount          Ratio           Amount          Ratio             Amount         Ratio
                                -----------     -----------     -----------     -----------      -----------     -----------
                                                                        (In Thousands)
As of December 31, 2000:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated              $    27,319          13.6%      >= $ 16,088      >=    8.0%                  N/A
      The Middleburg Bank       $    22,889          11.6%      >= $ 15,735      >=    8.0%      >= $ 19,669    >=   10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated              $    25,515          12.7%      >= $  8,044      >=    4.0%                  N/A
      The Middleburg Bank       $    21,085          10.7%      >= $  7,868      >=    4.0%      >= $ 11,802    >=    6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated              $    25,515           9.7%      >= $ 10,487      >=    4.0%                  N/A
      The Middleburg Bank       $    21,085           8.3%      >= $ 10,190      >=    4.0%      >= $ 12,738    >=    5.0%

As of December 31, 1999:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated              $    25,433          14.8%      >= $ 13,706      >=    8.0%                  N/A
      The Middleburg Bank       $    18,531          11.9%      >= $ 13,393      >=    8.0%      >= $ 16,741    >=   10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated              $    23,980          14.0%      >= $  6,853      >=    4.0%                  N/A
      The Middleburg Bank       $    18,531          11.1%      >= $  6,696      >=    4.0%      >= $ 10,044    >=    6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated              $    23,980          10.8%      >= $  8,907      >=    4.0%                  N/A
      The Middleburg Bank       $    18,531           8.6%      >= $  8,645      >=    4.0%      >= $ 10,807    >=    5.0%


                   Notes to Consolidated Financial Statements


Note 18.       Proposed Acquisition

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

                   Notes to Consolidated Financial Statements


 Note 19.      Condensed Financial Information - Parent Corporation Only

                         INDEPENDENT COMMUNITY BANKSHARES, INC.
                                (Parent Corporation Only)

                                     Balance Sheets
                               December 31, 2000 and 1999

         Assets                                                          2000           1999
                                                                     ------------   ------------
                                                                            (In Thousands)
Cash on deposit with subsidiary bank                                 $         53   $          2
Money market fund                                                             169             24
Securities available for sale                                               2,452          2,205
Investment in subsidiaries, at cost, plus
  equity in undistributed net income                                       22,978         17,962
Note receivable                                                             1,000          1,000
Goodwill                                                                    1,353          1,060
Other assets                                                                1,500          1,602
                                                                     ------------   ------------

               Total assets                                          $     29,505   $     23,855
                                                                     ============   ============

         Liabilities and Shareholders' Equity

Liabilities
  Note payable to subsidiary                                         $        500   $          -
  Long-term debt                                                            1,300              -
  Other liabilities                                                           434            780
                                                                     ------------   ------------
              Total liabilities                                      $      2,234   $        780
                                                                     ------------   ------------

Shareholders' Equity
  Common stock                                                       $      8,696   $      8,895
  Capital surplus                                                             556          1,293
  Retained earnings                                                        17,616         14,852
  Accumulated other comprehensive income (loss)                               403         (1,965)
                                                                     ------------   ------------
               Total shareholders' equity                            $     27,271   $     23,075
                                                                     ------------   ------------

               Total liabilities and shareholders' equity            $     29,505   $     23,855
                                                                     ============   ============

                   Notes to Consolidated Financial Statements


                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                            (Parent Corporation Only)

                              Statements of Income
                  Years Ended December 31, 2000, 1999 and 1998

                                                                  2000          1999          1998
                                                               ----------    ----------    ----------
                                                                           (In Thousands)
Income
  Dividends from subsidiaries                                  $    1,500    $    1,865    $    2,586
  Dividends from investments                                          224           178           197
  Interest on money market                                              6            48            33
  Interest from loan to GPIA                                           80            32            --
  Management fees from GPIA                                            77            40            --
  (Losses) on securities available
    for sale, net                                                      (5)           (5)          (29)
                                                               ----------    ----------    ----------
          Total income                                         $    1,882    $    2,158    $    2,787
                                                               ----------    ----------    ----------

Expenses
  Salaries and employee benefits                               $      123    $      132    $       --
  Amortization                                                         64            60            80
  Legal and professional fees                                          65            42            32
  Printing and supplies                                                 9            42            23
  Directors fees                                                       34            34            --
  Interest expense on loan from subsidiary                             40            17            --
  Interest expense other                                               76            --            --
  Other                                                               156            27            73
                                                               ----------    ----------    ----------
          Total expenses                                       $      567    $      354    $      208
                                                               ----------    ----------    ----------

          Income before allocated tax benefits and
             undistributed income of subsidiaries              $    1,315    $    1,804    $    2,579

Income tax (benefit)                                                  (34)          (20)          (16)
                                                               ----------    ----------    ----------

          Income before equity in undistributed
            income of subsidiaries                             $    1,349    $    1,824    $    2,595

Equity in undistributed income of subsidiaries                      2,879         1,742           380
                                                               ----------    ----------    ----------

          Net income                                           $    4,228    $    3,566    $    2,975
                                                               ==========    ==========    ==========

                   Notes to Consolidated Financial Statements


                   INDEPENDENT COMMUNITY BANKSHARES, INC.
                         (Parent Corporation Only)

                          Statements of Cash Flows
                Years Ended December 31, 2000, 1999 and 1998

                                                                  2000          1999          1998\
                                                               ----------    ----------    ----------
                                                                           (In Thousands)
Cash Flows from Operating Activities
  Net income                                                   $    4,228    $    3,566    $    2,975
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization                                                     64            60            80
      Undistributed earnings of subsidiaries                       (2,879)       (1,742)         (380)
      Loss on sale of securities available for sale                     5             5            29
      (Increase) in other assets                                      (19)       (1,433)          (21)
      Increase (decrease) in other liabilities                         92           548           (37)
                                                               ----------    ----------    ----------
          Net cash provided by
            operating activities                               $    1,491    $    1,004    $    2,646
                                                               ----------    ----------    ----------

Cash Flows from Investing Activities
  Purchase of securities available for sale                    $       --    $     (399)   $   (1,275)
  Proceeds from sale of securities available
    for sale                                                          100           201         1,218
  Increase in note receivable                                          --        (1,000)            -
                                                               ----------    ----------    ----------
          Net cash provided by (used in)
            investing activities                               $      100    $   (1,198)   $      (57)
                                                               ----------    ----------    ----------

Cash Flows from Financing Activities
  Proceeds from long-term debt                                 $    1,300    $       --    $       --
  Purchase of common stock                                         (1,327)           --          (823)
  Net proceeds from sale of common stock                               34            --            --
  Cash dividends paid                                              (1,402)       (1,175)       (1,086)
                                                               ----------    ----------    ----------
          Net cash (used in)
            financing activities                               $   (1,395)   $   (1,175)   $   (1,909)
                                                               ----------    ----------    ----------

          Increase (decrease) in cash and
            cash equivalents                                   $      196    $   (1,369)   $      680

Cash and Cash Equivalents
  Beginning                                                            26         1,395           715
                                                               ----------    ----------    ----------

  Ending                                                       $      222    $       26    $    1,395
                                                               ==========    ==========    ==========

Supplemental Disclosure of Noncash Transactions,
  issuance of common stsock for contingent payment under
  terms of acquisition of subsidiary                           $      357    $       --    $       --
                                                               ==========    ==========    ==========

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INDEPENDENT COMMUNITY
                                         BANKSHARES, INC.



Date:  March 15, 2001                  By:    /s/ Joseph L. Boling
                                           -------------------------------------
                                           Joseph L. Boling
                                           President and Chief Executive Officer


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                      Title                             Date
               ---------                                      -----                             ----

         /s/ Joseph L. Boling                    Chairman of the Board, President          March 15, 2001
---------------------------------------             and Chief Executive Officer
           Joseph L. Boling                                and Director
                                                   (Principal Executive Officer)

         /s/ Alice P. Frazier                    Senior Vice President and Chief           March 15, 2001
---------------------------------------      Financial Officer (Principal Financial
            Alice P. Frazier                         and Accounting Officer)


                                                             Director                      March 15, 2001
---------------------------------------
          Howard M. Armfield


                                                             Director                      March 15, 2001
---------------------------------------
         Childs Frick Burden


        /s/ J. Lynn Cornwell, Jr.                            Director                      March 15, 2001
---------------------------------------
         J. Lynn Cornwell, Jr.


        /s/ William F. Curtis                                Director                      March 15, 2001
---------------------------------------
          William F. Curtis


                                                             Director                      March 15, 2001
---------------------------------------
          Robert C. Gilkison


               Signature                                      Title                             Date
               ---------                                      -----                             ----


       /s/ C. Oliver Iselin, III                             Director                      March 15, 2001
---------------------------------------
         C. Oliver Iselin, III


          /s/ Thomas W. Nalls                                Director                      March 15, 2001
---------------------------------------
            Thomas W. Nalls


          /s/ John C. Palmer                                 Director                      March 15, 2001
---------------------------------------
            John C. Palmer


                                                             Director                      March 15, 2001
---------------------------------------
             John Sherman


         /s/ Millicent W. West                               Director                      March 15, 2001
---------------------------------------
           Millicent W. West


         /s/ Edward T. Wright                                Director                      March 15, 2001
---------------------------------------
           Edward T. Wright


                                INDEX TO EXHIBITS

Number                              Document
------                              --------

 3.1 Articles of Incorporation of Independent Community Bankshares, Inc. (the "Company") (restated in electronic format), attached as Exhibit
         3.1 to the Registration Statement on Form S-4, Registration No. 333-24523, filed with the Commission on April 4, 1997 (the "Form S-4"), incorporated herein by reference.

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

 21      Subsidiaries of the Registrant.

 23      Consent of Yount, Hyde & Barbour, P.C.