Form 10QSB
period 2001-03-31
INDEPENDENT COMMUNITY BANKSHARES INC
filed 2001-05-15
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

          1,739,247 shares of common stock, par value $5.00 per share, outstanding as of May 11, 2001

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

                          PART I. FINANCIAL INFORMATION
Item 1.      FINANCIAL STATEMENTS

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                   (Unaudited)
                                                                     March 31,         December 31,
                                                                       2001                2000
                                                                   ------------        ------------
Assets:
   Cash and due from banks                                         $     10,795        $      7,352
   Interest-bearing balances in banks                                       101                  79
   Temporary investments:
       Federal funds sold                                                 4,350               8,600
       Other money market investments                                     1,804               1,116
   Securities (fair value:  March 31, 2001,
     $81,479 , December 31, 2000, $ 81,718                               81,262              81,577
   Loans held for sale                                                    8,530               2,131
   Loans, net                                                           177,631             175,794
   Bank premises and equipment, net                                       6,542               6,349
   Other assets                                                           6,802               6,463
                                                                   ------------        ------------

          Total assets                                             $    297,817        $    289,461
                                                                   ============        ============

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing demand deposits                         $     60,338        $     56,980
      Savings and interest-bearing demand deposits                       98,126              96,275
      Time deposits                                                      74,185              71,385
                                                                   ------------        ------------
          Total deposits                                           $    232,649        $    224,640

   Securities sold under agreements to
    repurchase                                                     $     12,957        $     14,321
   Long-term debt                                                        21,000              21,300
   Other liabilities                                                      2,561               1,929
                                                                   ------------        ------------
          Total liabilities                                        $    269,167        $    262,190
                                                                   ------------        ------------

Shareholders' Equity:
   Common stock par value $5.00 per
    share, authorized 10,000,000 shares;
    issued and outstanding at March 31, 2001 - 1,739,247
    issued and outstanding at December 31, 2000 - 1,739,247        $      8,696        $      8,696
   Capital surplus                                                          556                 556
   Retained earnings                                                     18,473              17,616
   Accumulated other comprehensive income                                   925                 403
                                                                   ------------        ------------
          Total shareholders' equity                               $     28,650        $     27,271
                                                                   ------------        ------------

Total liabilities and shareholders' equity                         $    297,817        $    289,461
                                                                   ============        ============

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                              Unaudited
                                                                   --------------------------------
                                                                         For the Three Months
                                                                           Ended March 31,
                                                                       2001               2000
                                                                   --------------------------------
Interest Income
  Interest and fees on loans                                       $      3,976        $      3,148
  Interest on investment securities
     Taxable                                                                  6                   6
     Exempt from federal income taxes                                        80                  93
  Interest on securities available for sale
     Taxable                                                                688                 488
     Exempt from federal income taxes                                       381                 367
     Dividends                                                               71                  73
  Interest on federal funds sold and other                                   47                 151
                                                                   ------------        ------------
      Total interest income                                        $      5,249        $      4,326
Interest expense
  Interest on deposits                                             $      1,521        $      1,234
  Interest on long-term debt                                                244                  70
  Interest on short-term borrowings                                         364                 130
                                                                   ------------        ------------
      Total interest expense                                       $      2,129        $      1,434
      Net interest income                                          $      3,120        $      2,892
Provision for loan losses                                                    75                  75
                                                                   ------------        ------------
      Net interest income after provision
       for loan losses                                             $      3,045        $      2,817
Other Income
  Trust fee income                                                 $        358        $        366
  Service charges on deposit accounts                                       312                 321
  Net gains on securities
     available for sale                                                     252                   -
  Fees on loans held for resale                                             299                 142
  Other operating income                                                    199                  25
                                                                   ------------        ------------
       Total other income                                          $      1,420        $        854
Other Expense
  Advertising                                                      $         69        $         73
  Salaries and employee benefits                                          1,740               1,314
  Net occupancy expense of premises                                         273                 285
  Other operating expenses                                                  659                 530
                                                                   ------------        ------------
       Total other expense                                         $      2,741        $      2,202
                                                                   ------------        ------------

       Income before income taxes                                  $      1,724        $      1,469
       Income taxes                                                         432                 381
                                                                   ------------        ------------
       Net income                                                  $      1,292        $      1,088
                                                                   ============        ============
Earnings per weighted average share:
  (2001 - 1,739,247,  2000 - 1,777,972)
Net income per share, basic                                        $       0.74        $       0.61
Net income per share, diluted                                      $       0.73        $       0.61
Dividends per share                                                $       0.25        $       0.21

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
            Consolidated Statement of Changes in Shareholders' Equity
               For the Three Months ended March 31, 2001 and 2000
                                 (In Thousands)
                                   (Unaudited)

                                                                               Accumulated
                                                                                  Other
                                                         Common     Capital   Comprehensive    Retained    Comprehensive
                                                         Stock      Surplus   Income (Loss)    Earnings        Income       Total
                                                       ---------   ---------  -------------   ----------   -------------  ---------
Balances - December 31, 1999                           $   8,895   $   1,293  $      (1,965)  $   14,852   $           -  $  23,075

Comprehensive Income
  Net income                                                                                       1,088           1,088      1,088
  Other comprehensive income net of tax:
     Unrealized gain on available
       for sale securities (net of tax $52)                                                                          101
                                                                                                           -------------
     Other comprehensive income (net of tax $52)                                        101                          101        101
                                                                                                           -------------
  Total comprehensive income                                                                               $       1,189
                                                                                                           =============
  Cash dividends declared                                                                           (373)                      (373)
  Purchase of common stock (57,785 shares)                  (289)     (1,038)                                                (1,327)
                                                       ---------   ---------  -------------   ----------                  ---------
Balances - March 31, 2000                              $   8,606   $     255  $      (1,864)  $   15,567                  $  22,564
                                                       =========   =========  =============   ==========                  =========

Balances - December 31, 2000                           $   8,696   $     556  $         403   $   17,616   $           -  $  27,271

Comprehensive Income
  Net income                                                                                       1,292           1,292      1,292
  Other comprehensive income net of tax:
     Unrealized gain on available for
       sale securities (net of tax $356)                                                                             688
     Reclassification adjustment for
       gains realized in net income (net of tax $86)                                                                (166)
                                                                                                           -------------
  Other comprehensive income (net of tax $270)                                          522                          522        522
                                                                                                           -------------
  Total comprehensive income                                                                               $       1,814
                                                                                                           =============
  Cash dividends declared                                                                           (435)                      (435)
                                                       ---------   ---------  -------------   ----------                  ---------
Balances - March 31, 2001                              $   8,696   $     556  $         925   $   18,473                  $  28,650
                                                       =========   =========  =============   ==========                  =========


          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                                      Unaudited
                                                                                          ---------------------------------
                                                                                               For the Three Months
                                                                                                   Ended March 31,
                                                                                              2001                 2000
                                                                                          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                              $      1,292         $      1,088
  Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                                      75                   75
     Depreciation and amortization                                                                 183                  178
     Net (gains) losses on securities available for sale                                          (252)                   -
     Discount accretion and premium amortization on securities, net                                (30)                   -
     Originations of loans held for sale                                                       (16,343)              (7,794)
     Proceeds from sales of loans held for sale                                                  9,944                7,667
     (Increase) in other assets                                                                 (1,360)              (1,365)
     Increase in other liabilities                                                                 293                1,682
                                                                                          ------------         ------------
      Net cash provided by (used in) operating activities                                 $     (6,198)        $      1,531
                                                                                          ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and calls on investment securities           $        687         $         14
  Proceeds from maturity, principal paydowns and
     calls of securities available for sale                                                      2,297                  838
  Proceeds from sale of securities available for sale                                           12,654                  490
  Proceeds from sale of bank premises and equipment                                                 16                    -
  Purchase of securities available for sale                                                    (14,249)             (15,137)
  Net (increase) in loans                                                                         (912)              (4,387)
  Purchases of bank premises and equipment                                                        (372)                (114)
                                                                                          ------------         ------------
     Net cash provided by (used in) investing activities                                  $        121         $    (18,296)
                                                                                          ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts, and savings accounts                     $      5,209         $      5,792
  Net (decrease) increase in certificates of deposits                                            2,800               (4,851)
  Proceeds from Federal Home Loan Bank advances                                                 15,600                9,000
  Payment on Federal Home Loan Bank advances                                                   (15,600)              (2,000)
  Payments on long-term debt                                                                      (300)                   -
  Cash dividends paid                                                                             (365)                (373)
  Acquisition of common stock                                                                        -               (1,327)
  (Decrease) in securities sold under agreement to repurchase                                   (1,364)                 (72)
                                                                                          ------------         ------------
     Net cash provided by financing activities                                            $      5,980         $      6,169
                                                                                          ------------         ------------
    Increase in cash and cash equivalents                                                 $        (97)        $    (10,596)
CASH AND CASH EQUIVALENTS
  Beginning                                                                               $     17,147         $     20,556
                                                                                          ============         ============
  Ending                                                                                  $     17,050         $      9,960
                                                                                          ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                                                  1,652                1,381
    Income taxes                                                                                    85                    2
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain (loss) on securities available for sale                                         792                  153

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and changes in cash flows for the three months ended March 31, 2001 and 2000. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Securities

         Securities being held to maturity as of March 31, 2001 are summarized as follows:

                                          ---------------------------------------------------
                                                         Gross         Gross
                                          Amortized    Unrealized    Unrealized      Market
                                            Cost         Gains        (Losses)       Value
                                          ---------------------------------------------------
                                                           (In Thousands)
         U.S. Treasury securities
           and obligations of U.S.
           government corporations
           and agencies                   $      250   $        -    $       (1)   $      249
         Obligations of states and
           political subdivisions              5,971          218             -         6,189
         Mortgaged backed securities              91            -             -            91
                                          ----------   ----------    ----------    ----------
                                          $    6,312   $      218    $       (1)   $    6,529
                                          ==========   ==========    ==========    ==========

         Securities available for sale as of March 31, 2001 are summarized below:

                                          ---------------------------------------------------
                                                         Gross         Gross
                                          Amortized    Unrealized    Unrealized      Market
                                            Cost         Gains        (Losses)       Value
                                          ---------------------------------------------------
                                                           (In Thousands)
         U.S. Treasury securities
           and obligations of U.S.
           government corporations
           and agencies                   $    2,134   $       43    $      (10)   $    2,167
         Corporate securities                  2,246           38           (77)        2,207
         Obligations of states and
           political subdivisions             33,965          834          (141)       34,658
         Mortgaged backed securities          26,272          549           (26)       26,795
         Other                                 8,933          190             -         9,123
                                          ----------   ----------    ----------    ----------
                                          $   73,550   $    1,654    $     (254)   $   74,950
                                          ==========   ==========    ==========    ==========

Note 3.

         The consolidated loan portfolio is composed of the following:

                                                     ---------------------------
                                                       March 31,    December 31,
                                                         2001           2000
                                                     ---------------------------
                                                            (In Thousands)

           Commercial, financial and agricultural    $     20,968   $     22,555
           Real estate construction                        20,352         17,693
           Real estate mortgage                           127,702        126,676
           Installment loans to individuals                10,475         10,674
                                                     ------------   ------------
         Total loans                                      179,497        177,598
          Less: Allowance for loan losses                   1,866          1,804
                                                     ------------   ------------
         Loans, net                                  $    177,631   $    175,794
                                                     ============   ============

         The Company had $89,925 in non-performing assets at March 31, 2001.


Note 4.  Reserve for Loan Losses

         The following is a summary of transactions in the reserve for loan losses:

                                                    ---------------------------
                                                      March 31,    December 31,
                                                        2001           2000
                                                    ---------------------------
                                                           (In Thousands)
         Balance at January 1                       $      1,804   $      1,453
         Provision charged to operating expense               75            400
         Recoveries added to the reserve                       7             47
         Loan losses charged to the reserve                  (20)           (96)
                                                    ------------   ------------
         Balance at the end of the period           $      1,866   $      1,804
                                                    ============   ============

Note 5.  Earnings Per Share

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders. The anti-dilutive effects of options covering 1,000 and 31,000 shares of common stock were not included in the calculation for March 31, 2001 and March 31, 2000, respectively.

                                          March 31, 2001               March 31, 2000
                                                    Per share                   Per share
                                        Shares        Amount       Shares        Amount
                                     -----------   -----------   -----------   -----------

         Basic EPS                     1,739,247   $      0.74     1,777,972   $      0.61
                                                   ===========                 ===========

         Effect of dilutive
            securities:
             stock options                28,744                      15,048
                                     -----------                 -----------
         Diluted EPS                   1,767,991   $      0.73     1,793,020   $      0.61
                                     ===========   ===========   ===========   ===========

Note 6.  Derivative Financial Instruments

         Interest rate swap agreements:

         During May 2000, the Company entered into two agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments (interest rate swaps). The notional principal amount of interest rate swaps outstanding was $8,525,000 at March 31, 2001. The original term to maturity was 24 months. The weighted-average fixed payment rate was 7.0% at March 31, 2001. Variable interest payments received are based on three-month LIBOR. At March 31, 2001, the weighted average rate of variable market-indexed interest payment obligations to the Company was 5.39%. The effect of these agreements was to transform fixed rate liabilities to variable rate liabilities. The net income from these agreements was $21,361 for the three month period ended March 31, 2001, which is charged to income as it accrues.

         The Company's current credit exposure on swaps is limited to the value of interest rate swaps that have become assets to the Company. At March 31, 2001, the fair value of interest rate swaps in an asset position was $272,575.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Financial Summary

         Net income for the three months ended March 31, 2001 increased 18.8% to $1.3 million or $.73 per diluted share compared to $1.1 million or $.61 per diluted share for the first three months of 2000. Annualized returns on average assets and equity for the three months ended March 31, 2001 were 1.7% and 17.1%, respectively, compared to 1.8% and 19.0% for the same period in 2000.

         Total assets for Independent Community Bankshares, Inc. (the "Company") increased to $297.8 million at March 31, 2001 compared to $289.5 million at December 31, 2000, representing an increase of $8.4 million or 2.9%. Total loans at March 31, 2001 were $177.6 million, an increase of $1.8 million from the December 31, 2000 balance of $175.8 million. The driving forces behind the loan growth include a good local economy as well as customers' desire to seek a local financial institution that has the ability to make decisions locally regarding credit. The declining interest rate environment provided a strong market for mortgage refinancings and, as a result, loans held for sale increased $6.4 million to $8.5 million at March 31, 2001. The investment portfolio decreased 0.4% to $81.3 million at March 31, 2001 compared to $81.6 million at December 31, 2000. Deposits increased $8.0 million to $232.6 million at March 31, 2001 from $224.6 million at December 31, 2000. Growth in the transactional accounts and time deposits account for $3.4 million and $2.8 million, respectively, of the increase during the first three months of 2001. Securities sold under agreements to repurchase with commercial checking accounts decreased $1.3 million from $14.3 million at December 31, 2000 to $13.0 million at March 31, 2001. Branch expansion and increased advertising have promoted awareness of the Company and resulted in additional business.

         Shareholders' equity was $28.7 million at March 31, 2001. This amount represents an increase of 5.1% from the December 31, 2000 balance of $27.3 million. The book value per common share was $16.47 at March 31, 2001 and $15.68 at December 31, 2000.

Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $3.1 million for the first three months of 2001 compared to $2.9 million for the same period in 2000. The increase is largely due to growth in the average earning assets.

Noninterest Income

         Noninterest income consisting of fees from deposit accounts, fiduciary activities and mortgage banking increased 66.3% to $1.4 million for the first three months of 2001 compared to $854,000 for the same period in 2000. Service charges on deposit accounts for the first three months of 2001 totaled $312,000 compared to $321,000 for the same period in 2000, a decrease of 2.8%. The Company realized $252,000 in net gains on the investment portfolio for the three months ended March 31, 2001. Commissions and fees from fiduciary activities were $358,000 for the three month period ended March 31, 2001 compared to $366,000 for the same period in 2000. Fees on loans held for sale increased $157,000 or 110.6% to $299,000 at March 31, 2001 from the March 31, 2000 balance of $142,000. Other operating income increased $174,000 to $199,000 for the three months ended March 31, 2001 compared to $25,000 for the same period in 2000. The increase in other operating income is mostly attributed to commissions earned on sales of non-deposit investments.

Noninterest Expense

         Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total noninterest expense was $2.7 million for the first three months of 2001 compared to $2.2 million for the same period in 2000. This is a 24.5% increase from the three months ended March 31, 2000 to the three months ended March 31, 2001. Salary and benefit expense increased 32.4% from $1.3 million for the three months ended March 31, 2000 to $1.7 million for the three months ended March 31, 2001. Continued growth throughout the organization and in the investment sales department drives the increase in salary and employee benefit expenses. Net occupancy expense of premises decreased 4.2% from $285,000 for the three months ended March 31, 2000 to $273,000 for the three months ended March 31, 2001.

Allowance for Loan Losses

         The allowance for loan losses at March 31, 2001 was $1.9 million compared to $1.5 million at March 31, 2000. The provision for loan losses for the first three months of 2001 was $75,000, unchanged compared to the same period of 2000. The allowance for loan losses was 1.04% of total loans outstanding at March 31, 2001. Net charge-offs as a percentage of loans was .01% for the three months ended March 31, 2001, and loans that were past due 90 days or more totaled $4,300 at March 31, 2001. Non-performing loans decreased to .05% of total loans outstanding at March 31, 2001 compared to .27% at March 31, 2000. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 2001. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholders' equity at March 31, 2001 and March 31, 2000 was $28.7 million and $27.3 million, respectively. During the first quarter of 2000, the Company completed two privately negotiated stock repurchases totaling 57,785 shares of common stock at a weighted average price of $22.46 per share. The stock repurchase was 3.3% of the total stock outstanding prior to the transaction. During the third quarter of 2000 the Company issued 16,038 shares of common stock, a value of $358,000 to the original shareholders of The Tredegar Trust Company ("Tredegar") under the contingent merger consideration agreement within the terms of the acquisition of Tredegar in 1997. Total common shares outstanding at March 31, 2001 were 1,739,247.

         At March 31, 2001 the Company's tier 1 and total risk-based capital ratios were 12.6% and 13.5%, respectively, compared to 12.7% and 13.6% at December 31, 2000. The Company's leverage ratio was 9.1% at March 31, 2001 compared to 9.7% at December 31, 2000. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits - None

         b)   Reports on Form 8-K - None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INDEPENDENT COMMUNITY BANKSHARES, INC.
                                                       (Registrant)


Date:  May 15, 2001                         /s/ Joseph L. Boling
                                          --------------------------------------
                                                Joseph L. Boling
                                                Chairman of the Board & CEO


Date:  May 15, 2001                         /s/ Alice P. Frazier
                                          --------------------------------------
                                                Alice P. Frazier
                                                Senior Vice President & CFO