Form 10QSB
period 2001-06-30
INDEPENDENT COMMUNITY BANKSHARES INC
filed 2001-08-14
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

          1,752,258 shares of common stock, par value $5.00 per share, outstanding as of August 13, 2001

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


                          PART I. FINANCIAL INFORMATION
Item 1.      FINANCIAL STATEMENTS

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                                     (Unaudited)
                                                                       June 30,      December 31,
                                                                         2001            2000
                                                                     ------------    ------------
Assets:
   Cash and due from banks                                           $      7,303    $      7,352
   Interest-bearing balances in banks                                         212              79
   Temporary investments:
       Federal funds sold                                                       -           8,600
       Other money market investments                                         940           1,116
   Securities (fair value:  June 30, 2001,
     $90,186, December 31, 2000, $ 81,718)                                 89,987          81,577
   Loans held for sale                                                      8,668           2,131
   Loans, net                                                             186,230         175,794
   Bank premises and equipment, net                                         6,677           6,349
   Other assets                                                             7,667           6,463
                                                                     ------------    ------------

         Total assets                                                $    307,684    $    289,461
                                                                     ============    ============

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing demand deposits                           $     61,427    $     56,980
      Savings and interest-bearing demand deposits                        101,161          96,275
      Time deposits                                                        75,427          71,385
                                                                     ------------    ------------
           Total deposits                                            $    238,015    $    224,640

  Securities sold under agreements to
    repurchase                                                       $     13,120    $     14,321
 Long-term debt                                                            24,935          21,300
  Other liabilities                                                         2,568           1,929
                                                                     ------------    ------------
          Total liabilities                                          $    278,638    $    262,190
                                                                     ------------    ------------

Shareholders' Equity
  Common stock par value $5.00 per
   share, authorized 10,000,000 shares;
   issued and outstanding at June 30, 2001 - 1,752,258
   issued and outstanding at December 31, 2000 - 1,739,247           $      8,761    $      8,696
  Capital surplus                                                             741             556
  Retained earnings                                                        19,234          17,616
  Accumulated other comprehensive income                                      310             403
                                                                     ------------    ------------
           Total shareholders' equity                                $     29,046    $     27,271
                                                                     ------------    ------------

Total liabilities and shareholders' equity                           $    307,684    $    289,461
                                                                     ============    ============

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                   Unaudited                         Unaudited
                                                           --------------------------------------------------------------
                                                                For the Six Months                For the Quarter
                                                                  Ended June 30,                   Ended June 30,
                                                               2001            2000             2001             2000
                                                           ------------    ------------     ------------     ------------
Interest Income
  Interest and fees on loans                               $      8,048    $      6,552     $      4,072     $      3,404
  Interest on investment securities
     Taxable                                                         12              12                6                6
     Exempt from federal income taxes                               154             182               74               89
  Interest on securities available for sale
     Taxable                                                      1,373           1,478              685              834
     Exempt from federal income taxes                               792             563              411              288
     Dividends                                                      143             140               72               67
  Interest on federal funds sold and other                          132             109               85               22
                                                           ------------    ------------     ------------     ------------
      Total interest income                                $     10,654    $      9,036     $      5,405     $      4,710
Interest Expense
  Interest on deposits                                     $      3,040    $      2,470     $      1,519     $      1,236
  Interest on long-term debt                                        465             353              221              283
  Interest on short-term borrowings                                 606             284              242              154
                                                           ------------    ------------     ------------     ------------
      Total interest expense                               $      4,111    $      3,107     $      1,982     $      1,673
      Net interest income                                  $      6,543    $      5,929     $      3,423     $      3,037
Provision for loan losses                                           150             200               75              125
                                                           ------------    ------------     ------------     ------------
      Net interest income after provision
       for loan losses                                     $      6,393    $      5,729     $      3,348     $      2,912
Other Income
Trust fee income                                           $        657    $        755     $        299     $        389
  Service charges on deposit accounts                               711             612              399              291
  Net gains on securities
     available for sale                                             246              (1)              (6)              (1)
  Fees on loans held for resale                                     574             319              275              177
  Other operating income                                            322              66              123               41
                                                           ------------    ------------     ------------     ------------
       Total other income                                  $      2,510    $      1,751     $      1,090     $        897
Other Expense
  Advertising                                              $        170    $        222     $        101     $        149
  Salaries and employee benefits                                  3,428           2,606            1,688            1,292
  Net occupancy expense of premises                                 581             601              308              316
  Other operating expenses                                        1,392           1,155              733              625
                                                           ------------    ------------     ------------     ------------
       Total other expense                                 $      5,571    $      4,584     $      2,830     $      2,382
                                                           ------------    ------------     ------------     ------------

       Income before income taxes                          $      3,332    $      2,896     $      1,608     $      1,427
       Income taxes                                                 841             731              409              350
                                                           ------------    ------------     ------------     ------------
       Net income                                          $      2,491    $      2,165     $      1,199     $      1,077
                                                           ============    ============     ============     ============
Earnings per weighted average share:
Net income per share, basic                                $       1.43    $       1.24     $       0.69     $       0.63
Net income per share, diluted                              $       1.40    $       1.23     $       0.67     $       0.62
Dividends per share                                        $       0.50    $       0.42     $       0.25     $       0.21

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
            Consolidated Statement of Changes in Shareholders' Equity
                 For the Six Months ended June 30, 2001 and 2000
                                 (In Thousands)
                                   (Unaudited)

                                                                                Accumulated
                                                                                  Other
                                                      Common        Capital    Comprehensive   Retained   Comprehensive
                                                      Stock         Surplus    Income (Loss)   Earnings       Income        Total
Balances - December 31, 1999                        $    8,895    $    1,293    $   (1,965)   $   14,852   $        -    $   23,075

Comprehensive Income
  Net income                                                                                       2,165        2,165         2,165
  Purchase of common shares (57,785 shares)               (289)       (1,038)                                                (1,327)
  Issuance of common shares in stock
      option plan (2,000 shares)                            10            24                                                     34
  Discretionary transfer from retained earnings          2,000                                    (2,000)                         -
  Other comprehensive income
     net of tax:
  Unrealized gain on available for
     sale securities (net of tax $111)                                                 216                        216           216
                                                                                                           ----------
  Total comprehensive income                                                                               $    2,381
                                                                                                           ==========
  Cash dividends declared                                                                           (735)                      (735)
                                                    ----------    ----------    ----------    ----------                 ----------
Balances - June 30, 2000                            $    8,616    $    2,279    $   (1,749)   $   14,282                 $   23,428
                                                    ==========    ==========    ==========    ==========                 ==========
Balances - December 31, 2000                        $    8,696    $      556    $      403    $   17,616   $        -    $   27,271

Comprehensive Income
  Net income                                                                                       2,491        2,491         2,491
  Issuance of common shares in stock
      option plan (13,011 shares)                           65           185                                                    250
  Other comprehensive income net of tax:
  Unrealized gain on available for
     sale securities (net of tax $36)                                                                              69
  Reclassification adjustment for
     gains realized in net income (net of tax $84)                                                               (162)
                                                                                                           ----------
  Other comprehensive income (net of tax $48)                                          (93)                       (93)          (93)
                                                                                                           ----------
  Total comprehensive income                                                                               $    2,398
                                                                                                           ==========
  Cash dividends declared                                                                           (873)                      (873)
                                                    ----------    ----------    ----------    ----------                 ----------
Balances - June 30, 2001                            $    8,761    $      741    $      310    $   19,234                 $   29,046
                                                    ==========    ==========    ==========    ==========                 ==========

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                                         Unaudited
                                                                                                  For the Six Months Ended
                                                                                             ------------         ------------
                                                                                               June 30,             June 30,
                                                                                                 2001                 2000
                                                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                 $      2,491         $      2,165
  Adjustments to reconcile net income to net cash used in operating activities
     Provision for loan losses                                                                        150                  200
     Depreciation and amortization                                                                    368                  353
     Net (gains) losses on securities available for sale                                             (246)                   1
     Net losses on sales of equipment                                                                   3                    -
     Discount accretion and premium amortization on securities, net                                   (51)                  (7)
     Originations of loans held for sale                                                          (36,819)             (17,501)
     Proceeds from sales of loans held for sale                                                    30,282               15,245
     (Increase) in other assets                                                                    (1,216)                (593)
     Increase in other liabilities                                                                    586                1,404
                                                                                             ------------         ------------
     Net cash provided by (used in) operating activities                                     $     (4,452)        $      1,267
                                                                                             ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and calls on investment securities              $        797         $        369
  Proceeds from maturity, principal paydowns and
     calls of securities available for sale                                                         3,614                2,018
  Proceeds from sale of securities available for sale                                              16,383                  490
  Proceeds from sale of bank premises and equipment                                                    31                    -
  Purchase of securities available for sale                                                       (29,048)             (15,505)
  Net (increase) in loans                                                                         (10,586)             (16,018)
  Purchases of bank premises and equipment                                                           (690)                (223)
                                                                                             ------------         ------------
     Net cash (used in) investing activities                                                 $    (19,499)        $    (28,869)
                                                                                             ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts, and savings accounts                        $      9,333         $         24
  Net increase in certificates of deposits                                                          4,042                  571
  Proceeds from Federal Home Loan Bank advances                                                    26,600               29,100
  Payment on Federal Home Loan Bank advances                                                      (22,600)             (10,725)
  Payments on long-term debt                                                                         (365)                   -
  Cash dividends paid                                                                                (800)                (735)
  Acquisition of common stock                                                                           -               (1,327)
  Issuance of common stock                                                                            250                   34
  Increase (decrease) in securities sold under agreement to repurchase                             (1,201)               1,564
                                                                                             ------------         ------------
     Net cash provided by financing activities                                               $     15,259         $     18,506
                                                                                             ------------         ------------
    Decrease in cash and cash equivalents                                                    $     (8,692)        $     (9,096)
CASH AND CASH EQUIVALENTS
  Beginning                                                                                  $     17,147         $     20,557
                                                                                             ============         ============
  Ending                                                                                     $      8,455         $     11,461
                                                                                             ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                                                     3,073                2,425
    Income taxes                                                                                    1,069                  820
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain (loss) on securities available for sale                                           (141)                 327


          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                   Notes to Consolidated Financial Statements
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations and changes in cash flows for the six months ended June 30, 2001 and 2000. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Securities

         Securities being held to maturity as of June 30, 2001 are summarized as follows:

                                             --------------------------------------------------------------
                                                                Gross           Gross
                                              Amortized      Unrealized       Unrealized         Market
                                                Cost            Gains          (Losses)          Value
                                             --------------------------------------------------------------
                                                                   (In Thousands)
         U.S. Treasury securities
           and obligations of U.S.
           government corporations
           and agencies                      $          2    $          -     $         (2)    $        248
         Obligations of states and
           political subdivisions                   5,870             201                -            6,071

         Mortgaged backed securities                   81               -                -               81
                                             ------------    ------------     ------------     ------------
                                             $      6,201    $        201     $         (2)    $      6,400
                                             ============    ============     ============     ============

         Securities available for sale as of June 30, 2001 are summarized below:

                                             --------------------------------------------------------------
                                                                Gross           Gross
                                              Amortized      Unrealized       Unrealized         Market
                                                Cost            Gains          (Losses)          Value
                                             --------------------------------------------------------------
                                                                   (In Thousands)
         U.S. Treasury securities
           and obligations of U.S.
           government corporations
           and agencies                      $      2,135    $         40     $        (12)    $      2,163
         Corporate securities                       2,142              51              (59)           2,134
         Obligations of states and
           political subdivisions                  33,205             606             (275)          33,536
         Mortgaged backed securities               35,399             241             (345)          35,295
         Other                                     10,437             221                -           10,658
                                             ------------    ------------     ------------     ------------
                                             $     83,318    $      1,159     $       (691)    $     83,786
                                             ============    ============     ============     ============

Note 3.

         The consolidated loan portfolio is composed of the following:

                                                        ----------------------------
                                                          June 30,      December 31,
                                                            2001            2000
                                                        ----------------------------
                                                                (In Thousands)
           Commercial, financial and agricultural       $     22,680    $     22,555
           Real estate construction                           22,832          17,693
           Real estate mortgage                              131,071         126,676
           Installment loans to individuals                   11,593          10,674
                                                        ------------    ------------
         Total loans                                         188,176         177,598
          Less: Allowance for loan losses                      1,946           1,804
                                                        ------------    ------------
         Loans, net                                     $    186,230    $    175,794
                                                        ============    ============

         The Company had $148,836 in non-performing assets at June 30, 2001.


Note 4.  Reserve for Loan Losses

         The following is a summary of transactions in the reserve for loan losses:

                                                        -----------------------------
                                                          June 30,       December 31,
                                                           2001              2000
                                                        -----------------------------
                                                                (In Thousands)
         Balance at January 1                           $      1,804     $      1,453
         Provision charged to operating expense                  150              400
         Recoveries added to the reserve                          19               47
         Loan losses charged to the reserve                      (27)             (96)
                                                        ------------     ------------
         Balance at the end of the period               $      1,946     $      1,804
                                                        ============     ============

Note 5.  Earnings Per Share

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders. The anti-dilutive effects of options covering 69,825 shares of common stock were not included in the calculation for June 30, 2000. There were no anti-dilutive effects from options at June 30, 2001.

                                                June 30, 2001                   June 30, 2000
                                                          Per share                        Per share
                                            Shares          Amount          Shares          Amount
                                        --------------  --------------  --------------  --------------
         Basic EPS                           1,739,890  $         1.43       1,749,721  $         1.24
                                                        ==============                  ==============

         Effect of dilutive
           securities:
             stock options                      34,023                          13,643
                                        --------------                  --------------
         Diluted EPS                         1,773,914  $         1.40       1,763,364  $         1.23
                                        ==============  ==============  ==============  ==============


Note 6.  Derivative Financial Instruments

         Interest rate swap agreements:

         During May 2000, the Company entered into two agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments (interest rate swaps). The notional principal amount of interest rate swaps outstanding was $8,525,000 at June 30, 2001. The original term to maturity was 24 months. The weighted-average fixed payment rate was 7.0% at June 30, 2001. Variable interest payments received are based on three-month LIBOR. At June 30 , 2001, the weighted average rate of variable market-indexed interest payment obligations to the Company was 3.73%. The effect of these agreements was to transform fixed rate liabilities to variable rate liabilities. The net income from these agreements was $79,033 for the six month period ended June 30, 2001, which is charged to income as it accrues.

         The Company's current credit exposure on swaps is limited to the value of interest rate swaps that have become assets to the Company. At June 30, 2001, the fair value of interest rate swaps in an asset position was $269,728.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary

         Net income for the six months ended June 30, 2001 increased 15.1% to $2.5 million or $1.40 per diluted share compared to $2.2 million or $1.23 per diluted share for the first six months of 2000. Annualized returns on average assets and equity for the six months ended June 30, 2001 were 1.6% and 17.1%, respectively, compared to 1.7% and 18.9% for the same period in 2000.

         Total assets for Independent Community Bankshares, Inc. (the "Company") increased to $307.7 million at June 30, 2001 compared to $289.5 million at December 31, 2000, representing an increase of $18.2 million or 6.3%. Total loans at June 30, 2001 were $186.2 million, an increase of $10.4 million from the December 31, 2000 balance of $175.8 million. The Company has hired additional commercial loan officers to expand its business development efforts. The driving forces behind the loan growth include a good local economy as well as customers' desire to seek a local financial institution that has the ability to make decisions locally regarding credit. The declining interest rate environment provided a strong market for mortgage refinancings and, as a result, loans held for sale increased $6.6 million to $8.7 million at June 30, 2001. The investment portfolio increased 10.3% to $90.0 million at June 30, 2001 compared to $81.6 million at December 31, 2000. Deposits increased $13.3 million to $238.0 million at June 30, 2001 from $224.6 million at December 31, 2000. Growth in the transactional accounts and time deposits account for $4.4 million and $4.0 million, respectively, of the increase during the first six months of 2001. Securities sold under agreements to repurchase with commercial checking accounts decreased $1.2 million from $14.3 million at December 31, 2000 to $13.1 million at June 30, 2001. Branch expansion and increased advertising have promoted awareness of the Company and resulted in additional business.

         Shareholders' equity was $29.0 million at June 30, 2001. This amount represents an increase of 6.5% from the December 31, 2000 balance of $27.3 million. The book value per common share was $16.58 at June 30, 2001 and $15.68 at December 31, 2000.

Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $6.5 million for the first six months of 2001 compared to $5.9 million for the same period in 2000. The increase is largely due to growth in the average earning assets. Average earning assets increased $47.3 million from $229.8 million at June 30, 2000 to $277.0 million at June 30, 2001. During the latter half of 2000, the funding mix for the growth in the earning assets changed to more reliance on borrowed money rather than low cost deposits causing a decrease in the margin. The effect of this change in the funding mix was largely recognized over the last twelve months and deposit growth has largely funded asset growth during the first six months of 2001.

Noninterest Income

         Noninterest income consisting of fees from deposit accounts, fiduciary activities and mortgage banking increased 43.3% to $2.5 million for the first six months of 2001 compared to $1.8 million for the same period in 2000. Service charges on deposit accounts for the first six months of 2001 totaled $711,000 compared to $612,000 for the same period in 2000, an increase of 16.1%. The Company realized $246,000 in net gains on the investment portfolio for the six months ended June 30, 2001. Commissions and fees from fiduciary activities were $657,000 for the six month period ended June 30,

2001 compared to $755,000 for the same period in 2000. Fees on loans held for sale increased $255,000 or 79.9% to $574,000 at June 30, 2001 from the June 30, 2000 balance of $319,000. Other operating income increased $256,000 to $322,000 for the six months ended June 30, 2001 compared to $66,000 for the same period in 2000. The increase in other operating income is mostly attributed to commissions earned on sales of non-deposit investments.

Noninterest Expense

         Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total noninterest expense was $5.6 million for the first six months of 2001 compared to $4.6 million for the same period in 2000. This is a 21.5% increase from the six months ended June 30, 2000 to the six months ended June 30, 2001. Salary and benefit expense increased 31.5% from $2.6 million for the six months ended June 30, 2000 to $3.4 million for the six months ended June 30, 2001. The Company has increased its staffing in both the business development and operations areas to support the significant asset growth. Commissions paid to employees for fee related business, such as mortgage originations and investment sales have increased by $250,000 to $337,000 as a result in the increase in sales volume. Net occupancy expense of premises decreased 3.3% from $601,000 for the six months ended June 30, 2000 to $581,000 for the six months ended June 30, 2001.

Allowance for Loan Losses

         The allowance for loan losses at June 30, 2001 was $1.9 million compared to $1.6 million at June 30, 2000. The provision for loan losses decreased $50,000 from the June 30, 2000, $200,000 balance to $150,000 at June 30, 2001. The allowance for loan losses was 1.04% of total loans outstanding at June 30 , 2001. Net charge-offs as a percentage of loans was .01% for the six months ended June 30, 2001, and loans that were past due 90 days or more totaled $408 at June 30, 2001. Non-performing loans decreased to .08% of total loans outstanding at June 30, 2001 compared to .16% at June 30, 2000. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at June 30, 2001. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholders' equity at June 30, 2001 and June 30, 2000 was $29.0 million and $23.4 million, respectively. Total common shares outstanding at June 30, 2001 were 1,752,258.

         At June 30, 2001 the Company's tier 1 and total risk-based capital ratios were 12.3% and 13.2%, respectively, compared to 12.7% and 13.6% at December 31, 2000. The Company's leverage ratio was 8.9% at June 30, 2001 compared to 9.7% at December 31, 2000. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         Independent Community Bankshares, Inc. held its Annual Meeting of Shareholders on Wednesday, April 18, 2001 in Middleburg, Virginia. The shareholders were asked to vote on the election of the directors of the Company and to ratify the appointment of the firm Yount, Hyde & Barbour, PC as the independent auditors for the fiscal year ending December 31, 2001.

         The votes cast for or withheld for the election of the directors were as follows:

                    NAME                              FOR              WITHHELD
                    ----                              ---              --------

         Howard M. Armfield                        1,308,288            31,592
         Joseph L. Boling                          1,307,288             3,992
         Childs Frick Burden                       1,308,288            31,592
         J. Lynn Cornwell, Jr.                     1,308,188            31,692
         William F. Curtis                         1,339,180               700
         Robert C. Gilkison                        1,307,888            31,992
         C. Oliver Iselin, III                     1,333,332             6,548
         Thomas W. Nalls                           1,307,648            32,232
         John Sherman                              1,308,288            31,592
         Millicent W. West                         1,308,188            31,692
         Edward T. Wright                          1,339,880                 0


         The votes cast for, against or abstain to approve the ratification of Yount, Hyde & Barbour, PC as independent auditors for the fiscal year ending December 31, 2001 were as follows:

                                         FOR           AGAINST           ABSTAIN
                                         ---           -------           -------
    Independent Auditors -
    Yount, Hyde & Barbour, PC         1,339,180          700                0


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


                                          INDEPENDENT COMMUNITY BANKSHARES, INC.
                                                      (Registrant)


Date:  August 14, 2001                            /s/ Joseph L. Boling
                                          --------------------------------------
                                                  Joseph L. Boling
                                                  Chairman of the Board & CEO


Date:  August 14, 2001                            /s/ Alice P. Frazier
                                          --------------------------------------
                                                  Alice P. Frazier
                                                  Senior Vice President & CFO