Form 10QSB
period 2001-09-30
INDEPENDENT COMMUNITY BANKSHARES INC
filed 2001-11-14
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

          1,752,258 shares of common stock, par value $5.00 per share, outstanding as of October 31, 2001

                     INDEPENDENT COMMUNITY BANKSHARES, INC.


                                      INDEX

Part I.    Financial Information                                                                  Page No.

            Item 1.     Financial Statements

                        Consolidated Balance Sheets                                                   3

                        Consolidated Statements of Income                                             4

                        Consolidated Statements of Changes in Shareholders' Equity                    5

                        Consolidated Statements of Cash Flows                                         6

                        Notes to Consolidated Financial Statements                                    7

             Item 2.    Management's Discussion and Analysis of Results of Operations
                            and Financial Condition                                                  11

Part II.     Other Information

            Item 1.     Legal Proceedings                                                            14

            Item 2.     Change in Securities                                                         14

            Item 3.     Defaults upon Senior Securities                                              14

            Item 4.     Submission of Matters to a Vote of Security Holders                          14

            Item 5.     Other Information                                                            14

            Item 6.     Exhibits and Reports on Form 8-K                                             14

Signatures                                                                                           15


                          PART I. FINANCIAL INFORMATION
Item 1.      FINANCIAL STATEMENTS

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                                Unaudited)
                                                               September 30,    December 31,
                                                                   2001             2000
                                                               -------------    -------------
Assets:
   Cash and due from banks                                     $      10,565    $       7,352
   Interest-bearing balances in banks                                    184               79
   Temporary investments:
       Federal funds sold                                              2,675            8,600
       Other money market investments                                    722            1,116
   Securities (fair value:  September 30, 2001,
     $98,192, December 31, 2000, $81,718)                             97,944           81,577
   Loans held for sale                                                10,810            2,131
   Loans, net                                                        193,028          175,794
   Bank premises and equipment, net                                    7,361            6,349
   Other assets                                                        8,725            6,463
                                                               -------------    -------------

         Total assets                                          $     332,014    $     289,461
                                                               =============    =============

Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
      Non-interest bearing demand deposits                     $      65,816    $      56,980
      Savings and interest-bearing demand deposits                   106,945           96,275
      Time deposits                                                   85,179           71,385
                                                               -------------    -------------
           Total deposits                                      $     257,940    $     224,640

  Securities sold under agreements to
   repurchase                                                  $      13,764    $      14,321
  Long-term debt                                                      25,870           21,300
  Other liabilities                                                    3,683            1,929
                                                               -------------    -------------
          Total liabilities                                    $     301,257    $     262,190
                                                               -------------    -------------

Shareholders' Equity:
  Common stock par value $5.00 per
   share, authorized 10,000,000 shares;
   issued and outstanding at September 30, 2001 - 1,752,258
   issued and outstanding at December 31, 2000 - 1,739,247     $       8,761    $       8,696
  Capital surplus                                                        741              556
  Retained earnings                                                   20,185           17,616
  Accumulated other comprehensive income                               1,070              403
                                                               -------------    -------------
           Total shareholders' equity                          $      30,757    $      27,271
                                                               -------------    -------------

Total liabilities and shareholders' equity                     $     332,014    $     289,461
                                                               =============    =============

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                      Unaudited                   Unaudited
                                               -----------------------------------------------------
                                                  For the Nine Months          For the Quarter
                                                  Ended September 30,          Ended September 30,
                                                  2001          2000           2001          2000
                                               ----------    ----------     ----------    ----------
Interest Income
  Interest and fees on loans                   $   12,197    $   10,192     $    4,149    $    3,640
  Interest on investment securities
     Taxable                                           17            18              5             6
     Exempt from federal income taxes                 226           269             72            87
  Interest on securities available for sale
     Taxable                                        2,157         2,294            784           816
     Exempt from federal income taxes               1,199           852            407           289
     Dividends                                        208           165             65            25
  Interest on federal funds sold and other            169           142             37            33
                                               ----------    ----------     ----------    ----------
      Total interest income                    $   16,173    $   13,932     $    5,519    $    4,896
Interest Expense
  Interest on deposits                         $    4,519    $    3,838     $    1,479    $    1,368
  Interest on long-term debt                          759           671            294           318
  Interest on short-term borrowings                   798           464            192           180
                                               ----------    ----------     ----------    ----------
      Total interest expense                   $    6,076    $    4,973     $    1,965    $    1,866
      Net interest income                      $   10,097    $    8,959     $    3,554    $    3,030
Provision for loan losses                             225           325             75           125
                                               ----------    ----------     ----------    ----------
      Net interest income after provision
       for loan losses                         $    9,872    $    8,634     $    3,479    $    2,905
Other Income
  Trust fee income                             $      976    $    1,172     $      319    $      417
  Service charges on deposit accounts               1,063           886            352           274
  Net gains (losses) on securities
     available for sale                               312            (1)            66             -
  Fees on loans held for resale                     1,028           475            454           155
  Other operating income                              451           137            129            72
                                               ----------    ----------     ----------    ----------
       Total other income                      $    3,830    $    2,669     $    1,320    $      918
Other Expense
  Advertising                                  $      224    $      247     $       54    $       25
  Salaries and employee benefits                    5,189         4,083          1,761         1,477
  Net occupancy expense of premises                   872           874            291           273
  Other operating expenses                          2,215         1,842            823           687
                                               ----------    ----------     ----------    ----------
       Total other expense                     $    8,500    $    7,046     $    2,929    $    2,462
                                               ----------    ----------     ----------    ----------

       Income before income taxes              $    5,202    $    4,257     $    1,870    $    1,361
       Income taxes                                 1,322         1,052            481           321
                                               ----------    ----------     ----------    ----------
       Net income                              $    3,880    $    3,205     $    1,389    $    1,040
                                               ==========    ==========     ==========    ==========
Earnings per weighted average share:

Net income per share, basic                    $     2.22    $     1.84     $     0.79    $     0.60
Net income per share, diluted                  $     2.18    $     1.83     $     0.77    $     0.60
Dividends per share                            $     0.75    $     0.63     $     0.25    $     0.21


          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
            Consolidated Statement of Changes in Shareholders' Equity
              For the Nine Months ended September 30, 2001 and 2000
                                 (In Thousands)
                                   (Unaudited)

                                                                               Accumulated
                                                                                  Other
                                                          Common    Capital    Comprehensive    Retained   Comprehensive
                                                          Stock     Surplus    Income (Loss)    Earnings      Income        Total
                                                          ------    -------    -------------    --------   -------------   --------
Balances - December 31, 1999                              $8,895    $ 1,293    $      (1,965)   $ 14,852   $           -   $ 23,075

Comprehensive Income
  Net income                                                                                       3,205           3,205      3,205
  Purchase of common shares (57,785 shares)                 (289)    (1,038)                                                 (1,327)
  Issuance of common shares in stock
      option plan (2,000 shares)                              10         24                                                      34
  Issuance of common shares (16,038 shares)                   80        277                                                     357
  Other comprehensive income
     net of tax:
  Unrealized gain on available for
     sale securities (net of tax $476)                                                   924                         924        924
                                                                                                           -------------
  Total comprehensive income                                                                               $       4,129
                                                                                                           =============
  Cash dividends declared                                                                         (1,096)                    (1,096)

                                                          ------    -------    -------------    --------                   --------
Balances - September 30, 2000                             $8,696    $   556    $      (1,041)   $ 16,961                   $ 25,172
                                                          ======    =======    =============    ========                   ========

Balances - December 31, 2000                              $8,696    $   556    $         403    $ 17,616   $           -   $ 27,271

Comprehensive Income
  Net income                                                                                       3,880           3,880      3,880
  Issuance of common shares in stock
      option plan (13,011 shares)                             65        185                                                     250
  Other comprehensive income net of tax:
  Unrealized gain on available for
     sale securities (net of tax $452)                                                                               873
  Reclassification adjustment for
     gains realized in net income (net of tax $106)                                                                 (206)
                                                                                                           -------------
  Other comprehensive income (net of tax $346)                                           667                         667        667
                                                                                                           -------------
  Total comprehensive income                                                                                      $4,547
                                                                                                           =============
  Cash dividends declared                                                                         (1,311)                    (1,311)
                                                          ------    -------    -------------    --------                   --------
Balances - September 30, 2001                             $8,761    $   741    $       1,070    $ 20,185                   $ 30,757
                                                          ======    =======    =============    ========                   ========

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                                            Unaudited
                                                                                                    For the Nine  Months Ended
                                                                                                  -------------------------------
                                                                                                  September 30,      September 30,
                                                                                                      2001               2000
                                                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                      $      3,880       $      3,205
  Adjustments to reconcile net income to net cash provided by (used in) operating activities
     Provision for loan losses                                                                             225                325
     Depreciation and amortization                                                                         564                530
     Net (gains) losses on securities available for sale                                                  (312)                 1
     Net losses on sales of equipment                                                                        3                  -
     Discount accretion and premium amortization on securities, net                                       (105)                (9)
     Originations of loans held for sale                                                               (64,035)           (25,935)
     Proceeds from sales of loans held for sale                                                         55,356             25,923
     (Increase) in other assets                                                                         (2,136)              (941)
     Increase in other liabilities                                                                       1,149              1,832
                                                                                                  ------------       ------------
      Net cash provided by (used in) operating activities                                         $     (5,411)      $      4,931
                                                                                                  ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and calls on investment securities                   $        987       $        542
  Proceeds from maturity, principal paydowns and
     calls of securities available for sale                                                              5,984              3,248
  Proceeds from sale of securities available for sale                                                   20,426                490
  Purchase of securities available for sale                                                            (42,335)           (15,584)
  Net (increase) in loans                                                                              (17,459)           (22,603)
  Proceeds from sale of bank premises and equipment                                                         34                  -
  Purchases of bank premises and equipment                                                              (1,552)              (524)
                                                                                                  ------------       ------------
     Net cash (used in) investing activities                                                      $    (33,915)      $    (34,431)
                                                                                                  ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts, and savings accounts                             $     19,506       $      2,147
  Net increase in certificates of deposits                                                              13,794              6,831
  Proceeds from Federal Home Loan Bank advances                                                         49,100             31,900
  Payment on Federal Home Loan Bank advances                                                           (44,100)           (16,900)
  Payments on long-term debt                                                                              (430)                 -
  Cash dividends paid                                                                                   (1,238)            (1,096)
  Acquisition of common stock                                                                                -             (1,327)
  Issuance of common stock                                                                                 250                 34
  Increase (decrease) in securities sold under agreement to repurchase                                    (557)             2,374
                                                                                                  ------------       ------------
     Net cash provided by financing activities                                                    $     36,325       $     23,963
                                                                                                  ------------       ------------
    Decrease in cash and cash equivalents                                                         $     (3,001)      $     (5,537)
CASH AND CASH EQUIVALENTS
  Beginning                                                                                       $     17,147       $     20,557
                                                                                                  ============       ============
  Ending                                                                                          $     14,146       $     15,020
                                                                                                  ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                                                          4,596              3,745
    Income taxes                                                                                         1,567              1,252
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain on securities available for sale                                                      1,013              1,400
   Stock issued under merger agreement (16,038 shares)                                                       -                357

          See Accompanying Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                   Notes to Consolidated Financial Statements
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations and changes in cash flows for the nine months ended September 30, 2001 and 2000. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


Note 2.      Securities

         Securities being held to maturity as of September 30, 2001 are summarized as follows:

                                      -------------------------------------------------
                                                     Gross        Gross
                                      Amortized    Unrealized   Unrealized     Market
                                         Cost        Gains       (Losses)      Value
                                      -------------------------------------------------
                                                     (In Thousands)
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                        $      250   $        -   $        2   $      252
Obligations of states and
  political subdivisions                   5,695          246            -        5,941

Mortgaged backed securities                   66            -            -           66
                                      ----------   ----------   ----------   ----------
                                      $    6,011   $      246   $        2   $    6,259
                                      ==========   ==========   ==========   ==========

         Securities available for sale as of September 30, 2001 are summarized below:

                                      -----------------------------------------------------------
                                                        Gross          Gross
                                        Amortized     Unrealized     Unrealized        Market
                                          Cost          Gains         (Losses)          Value
                                      -----------------------------------------------------------
                                                           (In Thousands)
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                        $      1,099   $         25    $          -    $      1,124
Corporate securities                         2,094             39             (78)          2,055
Obligations of states and
  political subdivisions                    33,454            908             (83)         34,279
Mortgaged backed securities                 42,440            554             (30)         42,964
Other                                       11,225            286               -          11,511
                                      ------------   ------------    ------------    ------------
                                      $     90,312   $      1,812    $       (191)   $     91,933
                                      ============   ============    ============    ============


Note 3.

         The consolidated loan portfolio is composed of the following:

                                                   -----------------------------
                                                   September 30,    December 31,
                                                       2001             2000
                                                   -----------------------------
                                                          (In Thousands)

  Commercial, financial and agricultural           $      22,355   $      22,555
  Real estate construction                                24,816          17,693
  Real estate mortgage                                   136,030         126,676
  Installment loans to individuals                        11,857          10,674
                                                   -------------   -------------
Total loans                                              195,058         177,598
 Less: Allowance for loan losses                           2,030           1,804
                                                   -------------   -------------
Loans, net                                         $     193,028   $     175,794
                                                   =============   =============

         The Company had $105,727 in non-performing assets at September 30, 2001.

Note 4.      Reserve for Loan Losses

         The following is a summary of transactions in the reserve for loan losses:

                                             ------------------------------
                                             September 30,    December 31,
                                                 2001             2000
                                             ------------------------------
                                                     (In Thousands)
    Balance at January 1                     $       1,804    $       1,453
    Provision charged to operating expense             225              400
    Recoveries added to the reserve                     29               47
    Loan losses charged to the reserve                 (28)             (96)
                                             -------------    -------------
    Balance at the end of the period         $       2,030    $       1,804
                                             =============    =============


Note 5.      Earnings Per Share

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders. The anti-dilutive effects of options covering 69,825 shares of common stock were not included in the calculation for September 30, 2000. There were no anti-dilutive effects from options at September 30, 2001.

                                 September 30, 2001        September 30, 2000
                                            Per share                 Per share
                                 Shares      Amount       Shares       Amount
                               ----------  -----------  -----------  ----------

         Basic EPS              1,744,013  $      2.22    1,741,000  $     1.84
                                           ===========               ==========

         Effect of dilutive
            securities:
             stock options         36,075                    13,639
                               ----------               -----------
         Diluted EPS            1,780,088  $      2.18    1,754,639  $     1.83
                               ==========  ===========  ===========  ==========


Note 6.      Derivative Financial Instruments

         Interest rate swap agreements:

         During May 2000, the Company entered into two agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments (interest rate swaps). The notional principal amount of interest rate swaps outstanding was $8,525,000 at September 30, 2001. The original term to maturity was 24 months. The weighted-average fixed payment rate was 7.0% at September 30, 2001. Variable interest payments received are based on three-month LIBOR. At September 30, 2001, the weighted average rate of variable market-indexed interest payment obligations to the Company was 3.23%. The effect of these agreements was to transform fixed rate liabilities to variable rate liabilities. The net income from these agreements was $153,727 for the nine month period ended September 30, 2001, which is charged to income as it accrues.

         The Company's current credit exposure on swaps is limited to the value of interest rate swaps that have become assets to the Company. At September 30, 2001, the fair value of interest rate swaps in an asset position was $280,120.


Note 7.      Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board Issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

         Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

         The standards generally are required to be implemented by the Company in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.

Note 8.      Subsequent Event

         On October 19, 2001, the Board of Directors approved the issuance of $10 million in trust preferred debt through participation by the Company in a trust preferred pool. Under the terms of the pool, the trust preferred debt would mature in 30 years and be non-callable for the first five years. After five years, the trust preferred debt would be callable at each interest reset date. The stated interest rate, which would reset semi-annually, would be variable and tied to six month LIBOR plus approximately 3.75%. Interest payments on the trust preferred debt may be deferred for the first five years. The Company expects to issue the trust preferred debt in late November 2001.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Financial Summary

         Net income for the nine months ended September 30, 2001 increased 21.1% to $3.9 million or $2.18 per diluted share compared to $3.2 million or $1.83 per diluted share for the first nine months of 2000. Annualized returns on average assets and equity for the nine months ended September 30, 2001 were 1.7% and 17.5%, respectively, compared to 1.7% and 18.2% for the same period in 2000.

         Total assets for Independent Community Bankshares, Inc. (the "Company") increased to $332.0 million at September 30, 2001 compared to $289.5 million at December 31, 2000, representing an increase of $42.5 million or 14.7%. Total loans at September 30, 2001 were $193.0 million, an increase of $17.2 million from the December 31, 2000 balance of $175.8 million. The Company is located in one of the fastest growing counties and metropolitan areas in the United States. In addition, the Company has increased its customer base as a result of increased advertising and consolidation in the banking industry within its local market. These factors have contributed to the solid loan and deposit growth experienced over the past year. The declining interest rate environment continued to provide a strong market for mortgage refinancings and, as a result, loans held for sale increased $8.7 million to $10.8 million at September 30, 2001. The investment portfolio increased 20.1% to $97.9 million at September 30, 2001 compared to $81.6 million at December 31, 2000. Deposits increased $33.3 million to $257.9 million at September 30, 2001 from $224.6 million at December 31, 2000. Growth in the transactional accounts and time deposits account for $8.8 million and $13.8 million, respectively, of the increase during the first nine months of 2001. Securities sold under agreements to repurchase with commercial checking accounts decreased $557,000 from $14.3 million at December 31, 2000 to $13.8 million at September 30, 2001.

         Shareholders' equity was $30.8 million at September 30, 2001. This amount represents an increase of 12.8% from the December 31, 2000 balance of $27.3 million. The book value per common share was $17.55 at September 30, 2001 and $15.68 at December 31, 2000.

Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $10.1 million for the first nine months of 2001 compared to $9.0 million for the same period in 2000. The increase is largely due to growth in the average earning assets. Average earning assets increased $45.6 million from $237.0 million at September 30, 2000 to $282.7 million at September 30, 2001. During the latter half of 2000, the funding mix for the growth in the earning assets changed to more reliance on borrowed money rather than low cost deposits causing a decrease in the margin. The effect of this change in the funding mix was largely recognized in the latter half of 2000 and deposit growth has largely funded asset growth during the first nine months of 2001.

Noninterest Income

         Noninterest income consisting of fees from deposit accounts, fiduciary activities and mortgage banking increased 43.5% to $3.8 million for the first nine months of 2001 compared to $2.7 million for the same period in 2000. Current market conditions have spurred a refinance boom that has provided significant volume increases in mortgage fees on loans held for sale as well as enabled the Company to recognize gains in its investment portfolio. Service charges on deposit accounts for the first nine months of 2001 totaled $1.1 million compared to $886,000 for the same period in 2000, an increase of 20.0%. The Company realized $312,000 in net gains on the investment portfolio for the nine months ended September 30, 2001. Commissions and fees from fiduciary activities were $976,000 for the nine month period ended September 30, 2001 compared to $1.2 million for the same period in 2000. Fees on loans held for sale increased $553,000 or 116.4% to $1.0 million at September 30, 2001 from the September 30, 2000 balance of $475,000. Other operating income increased $314,000 to $451,000 for the nine months ended September 30, 2001 compared to $137,000 for the same period in 2000. Additional staff in the non-deposit investment sales area has contributed to the increase in other operating income.

Noninterest Expense

         Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total noninterest expense was $8.5 million for the first nine months of 2001 compared to $7.0 million for the same period in 2000. This is a 20.6% increase from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. Salary and benefit expense increased 27.1% from $4.1 million for the nine months ended September 30, 2000 to $5.2 million for the nine months ended September 30, 2001. The Company has increased its staffing in both the business development and operations areas to support the significant asset growth. Commissions paid to employees for fee related business, such as mortgage originations and investment sales have increased by $405,000 to $535,000 as a result in the increase in sales volume. Net occupancy expense of premises decreased $2,000 from $874,000 for the nine months ended September 30, 2000 to $872,000 for the nine months ended September 30, 2001.

Allowance for Loan Losses

         The allowance for loan losses at September 30, 2001 was $2.0 million compared to $1.7 million at September 30, 2000. The provision for loan losses decreased $100,000 from the September 30, 2000, $325,000 balance to $225,000 at September 30, 2001. The allowance for loan losses was 1.04% of total loans outstanding at both September 30, 2001 and September 30, 2000. At September 30, 2001, net loan recoveries were $1,000. There were no loans past due 90 days or more at September 30, 2001. Non-performing loans decreased to .05% of total loans outstanding at September 30, 2001 compared to .11% at September 30, 2000. Management believes the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at September 30, 2001. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholders' equity at September 30, 2001 and September 30, 2000 was $30.8 million and $25.2 million, respectively. Total common shares outstanding at September 30, 2001 were 1,752,258.

         At September 30, 2001 the Company's tier 1 and total risk-based capital ratios were 12.3% and 13.1%, respectively, compared to 12.7% and 13.6% at December 31, 2000. The Company's leverage ratio was 9.3% at September 30, 2001 compared to 9.7% at December 31, 2000. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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


                                          INDEPENDENT COMMUNITY BANKSHARES, INC.
                                                      (Registrant)


Date:  November 14, 2001                          /s/ Joseph L. Boling
                                          --------------------------------------
                                          Joseph L. Boling
                                          Chairman of the Board & CEO


Date:  November 14, 2001                          /s/ Alice P. Frazier
                                          --------------------------------------
                                          Alice P. Frazier
                                          Senior Vice President & CFO