Form 10KSB
period 2001-12-31
INDEPENDENT COMMUNITY BANKSHARES INC
filed 2002-03-29
CIK 914138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's gross income for its most recent fiscal year was $27,033,000.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sales price of such stock on February 21, 2002 was approximately $49,365,372. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The number of outstanding shares of Common Stock as of February 22, 2002 was 1,752,558.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 2002 Annual Meeting of Shareholders - Part III

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                            Page
                                                                            ----

ITEM 1.     DESCRIPTION OF BUSINESS......................................... 3

ITEM 2.     DESCRIPTION OF PROPERTY......................................... 7

ITEM 3.     LEGAL PROCEEDINGS............................................... 8

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS.......................................... 8

                                     PART II
                                     -------

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.......................................... 9

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.......................... 9

ITEM 7.     FINANCIAL STATEMENTS........................................... 28

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE...................... 28

                                    PART III
                                    --------

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION
               16(a) OF THE EXCHANGE ACT................................... 29

ITEM 10.    EXECUTIVE COMPENSATION......................................... 29

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT....................................... 29

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 29

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K..........................29

                                     PART I
                                     ------

ITEM 1.      DESCRIPTION OF BUSINESS
             -----------------------

General

         Independent Community Bankshares, Inc. ("ICBI" or the "Company") is a bank holding company that was incorporated under Virginia law in 1993. The Company conducts its primary operations through two wholly owned subsidiaries, The Middleburg Bank (the "Bank") and The Tredegar Trust Company ("Tredegar"), both of which are chartered under Virginia law.

         The Bank has four full service branches and one limited service facility. The Bank has its main office at 111 West Washington Street, Middleburg, Virginia 20117, and has offices in Purcellville, Leesburg and Ashburn, Virginia. The Bank opened for business on July 1, 1924.

         Tredegar has its main office at 821 East Main Street, Richmond, Virginia 23219, and a branch office in Middleburg, Virginia. Tredegar opened for business in January 1994.

         The Bank serves western Loudoun County. Loudoun County is in northwestern Virginia and included in the Washington-Baltimore Metropolitan statistical area. Loudoun County's population is approximately 170,000 with slightly over one-third of the population located in the Company's markets. The local economy is driven by service industries requiring a high skill level, self-employed individuals, the equine industry and the independently wealthy. Tredegar serves primarily the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan, as well as Loudoun County. However, Tredegar does have clients outside of its primary market. Richmond is the state capital of Virginia, and the greater Richmond area has a population in excess of 800,000 people.

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

         The Bank has one wholly owned subsidiary, Middleburg Bank Service Corporation. Middleburg Bank Service Corporation is a partner in a limited liability company, Bankers Title Shenandoah, LLC, which sells title insurance to its members. Middleburg Bank Service Corporation has also invested in another limited liability company, Virginia Bankers Insurance Center, LLC, which acts as a broker for insurance sales for its member banks. The Company has a third wholly owned subsidiary, ICBI Capital Trust I, which is a Delaware Business Trust that the Company formed in connection with the issuance of $10 million in trust preferred debt in November 2001.

         As of December 31, 2001, ICBI had a total of 123 full time equivalent employees. The Company considers relations with its employees to be excellent. The Company's employees are not represented by a collective bargaining unit.

Competition

         ICBI faces significant competition for both loans and deposits. Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders. Its most direct competition for deposits has historically come from savings and loan associations and savings banks, commercial banks, credit unions and other financial institutions. Based upon total deposits at June 30, 2001 as reported to the FDIC, ICBI has the largest share of deposits among the banking organizations operating in Loudoun County, Virginia. ICBI also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

         Tredegar competes for clients and accounts with banks, other financial institutions and money managers. Even though many of these institutions have been engaged in the trust or investment management business for a considerably longer period of time than Tredegar and have significantly greater resources, Tredegar has grown through its commitment to quality trust services and a local community approach to business.

Supervision and Regulation

         General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, the ("BHCA") and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

         As  a   state-chartered   commercial  bank,  the  Bank  is  subject  to
regulation, supervision and examination by the Virginia State Corporation Commission's Bureau of Financial Institutions. It is also subject to regulation, supervision and examination by the Federal Reserve Board. State and federal law also governs the activities in which the Bank engages, the investments that it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank's operations.

         The earnings of the Company's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant federal and state laws to which the Company, the Bank and Tredegar are subject. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

         Payment of Dividends. The Company is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Company's revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2001, the Bank declared $1.7 million in dividends payable to the Company.

         Capital. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital," which, together with Tier 1 capital, composes "total capital").

         In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Pursuant to these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal banking regulatory evaluation of an organization's overall safety and soundness.

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

         Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation ("FDIC") insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC's claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

         The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2001, the Company and the Bank were classified as well capitalized.

         State banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

         Interstate Banking and Branching. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

         Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law on November 12, 1999. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of the Act's provisions require the federal banking regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on the Company of the Act must await completion of that regulatory process.

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

         The Act provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the federal banking regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

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

         State and federal regulators have substantial discretion and latitude in the exercise of their supervisory and regulatory authority over Tredegar, including the statutory authority to promulgate regulations affecting the conduct of business and the operations of Tredegar. They also have the ability to exercise substantial remedial powers with respect to Tredegar in the event that it determines that Tredegar is not in compliance with applicable laws, orders or regulations governing its operations, is operating in an unsafe or unsound manner, or is engaging in any irregular practices.


ITEM 2.      DESCRIPTION OF PROPERTY
             -----------------------

         The headquarters building of the Company and the Bank, which also serves as a branch office for Tredegar, was completed in 1981 and is a two-story building of brick construction, with approximately 18,000 square feet of floor space, located at 111 West Washington Street, Middleburg, Virginia 20117. The office operates nine teller windows, including three drive-up facilities and one stand-alone automatic teller machine. The Bank owns the headquarters building.

         The Purcellville bank branch was purchased in 1994 and is a one-story building with a basement of brick construction, with approximately 3,000 square feet of floor space, located at 431 East Main Street, Purcellville, Virginia 20132. The office operates four teller windows, including three drive-up facilities and one drive-up automatic teller machine. The Bank owns this branch building.

         The Leesburg bank branch was completed in 1997 and is a two-story building of brick construction, with approximately 6,000 square feet of floor space, located at 102 Catoctin Circle, S.E., Leesburg, Virginia 20175. The office operates five teller windows, including three drive-up facilities and one drive-up automatic teller machine. The Bank also owns this branch building.

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

         The mortgage banking department of the Bank leases office space at 203 Harrison Street, Leesburg, Virginia 20175. The space includes 1,822 rentable square feet used primarily for mortgage banking operations and loan originator office space. The initial term of the lease is for five years with no renewal options. The annual lease expense associated with this location is $36,000.

         The Bank is currently building a 18,000 square-foot office on a 1.5 acre lot next to the Leesburg bank branch. The office will house the operations, information technology, human resources, mortgage banking and investment sales departments for the Bank. The Bank expects that construction will be complete in June 2002 and estimates that the total cost of construction will be approximately $2.5 million. This cost does not include the land, which the Bank currently owns.

         The Bank began construction on a 3,500 square-foot bank branch in Leesburg, Virginia in March 2002. The branch will be the second full service branch office in Leesburg. The total cost of the project will be approximately $2.1 million, including land. The Bank expects to open this branch in August 2002.

         Tredegar leases its main office at 821 East Main Street in Richmond, Virginia. The lease, which was entered into in August 2001 when Tredegar moved from its former location, is for a term of 15 years, with no renewal options. The annual lease expense for the new location will be $165,000. Total lease expense for 2001, including the new and previous office space, was $76,000. Tredegar closed its branch office in Williamsburg, Virginia in April 2001. The space included approximately 500 square feet used primarily for business development and sales. The annual lease expense associated with this location was $7,500.

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

                           Market Price and Dividends

                                                    Sales Price ($)             Dividends ($)
                                                    ---------------             -------------
                                                 High               Low
                                                 ----               ---
2000:
     1st quarter..........................       24.75             20.00             .21
     2nd quarter..........................       24.50             18.00             .21
     3rd quarter..........................       26.00             20.00             .21
     4th quarter..........................       26.75             20.00             .21
2001:
     1st quarter..........................       33.00             21.00             .25
     2nd quarter..........................       31.25             27.00             .25
     3rd quarter..........................       36.00             29.00             .25
     4th quarter..........................       35.90             32.50             .25

         ICBI historically has paid cash dividends on a quarterly basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of ICBI's Board of Directors and will depend upon the earnings of ICBI and its subsidiaries, principally its subsidiary bank, the financial condition of ICBI and other factors, including general economic conditions and applicable governmental regulations and policies. ICBI or the Bank has paid regular cash dividends for over 200 consecutive quarters.

         As of February 1, 2002, ICBI had approximately 950 shareholders of record.


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

Overview

         ICBI is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, the Bank and Tredegar. The Bank is a community bank serving western Loudoun County, Virginia with four full service branches and one limited service facility. Tredegar is a trust company headquartered in Richmond, Virginia with a branch office in Middleburg, Virginia.

         In 2001, ICBI continued to realize the benefit of high growth rates in both assets and net earnings. Results for 2001 were also favorably affected by the growth in revenues from the Bank's mortgage banking and investment sales operations. By December 31, 2001, total assets were $354.1 million, an increase of 22.3%. Total assets at December 31, 2000 were $289.5 million. Loans, net of unearned income, grew 10.6% from $177.6 million at December 31, 2000 to $196.4 million at December 31, 2001. Total deposits increased $47.1 million from $224.6 million at December 31, 2000 to $271.7 million at December 31, 2001. ICBI remains well capitalized with risk-adjusted core capital and total capital ratios well above the regulatory minimums. Asset quality measures also remained strong throughout the year.

         ICBI is not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on the registrant's liquidity, capital resources or results of operations.

Results of Operations

Net Income

         Net income for 2001 was $5.2 million, an increase of 23.4% over 2000's net income of $4.2 million. Net income for 2000 was $4.2 million, an increase of 18.6% over 1999's net income of $3.6 million. For 2001, earnings per diluted share were $2.93 compared to $2.41 and $1.99 for 2000 and 1999, respectively.

         Return on average assets (ROA) measures how effectively ICBI employs its assets to produce net income. ICBI increased its ROA to 1.67% for the year ended December 31, 2001 from 1.62% for the same period in 2000. A sound net interest margin and a 50.4% increase in non-interest income contributed to the growth in the ROA. The ROA for 1999 was 1.60%. Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested. ROE increased to 17.6% for the year ended December 31, 2001. ROE was 17.5% and 15.5% for the years ended December 31, 2000 and 1999, respectively.

             Average Balances, Income and Expenses, Yields and Rates

                                                                           Years Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                                     2001                           2000                           1999
                                       ---------------------------------------------------------------------------------------------
                                        Average     Income/   Yield/    Average    Income/   Yield/    Average    Income/   Yield/
                                        Balance     Expense    Rate     Balance    Expense    Rate     Balance    Expense    Rate
                                       ---------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Assets:
Securities:
   Taxable                              $  52,040  $   3,364   6.46%   $  46,838  $   3,334   7.12%   $  30,368  $   1,937   6.38%
   Tax-exempt (1) (2)                      38,748      2,933   7.57%      30,963      2,392   7.73%      30,291      2,264   7.47%
                                        ---------  ---------           ---------  ---------           ---------  ---------
       Total securities                 $  90,788  $   6,297   6.94%   $  77,801  $   5,726   7.36%   $  60,659  $   4,201   6.93%
Loans
   Taxable                              $ 194,835  $  16,297   8.36%   $ 160,658  $  14,049   8.74%   $ 135,735  $  11,677   8.60%
   Tax-exempt                                 520         46   8.85%         437         41   9.38%         371         26   7.01%
                                        ---------  ---------           ---------  ---------           ---------  ---------
       Total loans                      $ 195,355  $  16,343   8.37%   $ 161,095  $  14,090   8.75%   $ 136,106  $  11,703   8.60%
Federal funds sold                          3,046        117   3.84%       2,800        170   6.07%       6,030        290   4.81%
Interest on money market investments        1,742         63   3.62%         512         40   7.81%       1,884         98   5.20%
Interest bearing deposits in
      other financial institutions            250          9   3.60%         104          4   3.85%          24          1   4.17%
                                        ---------  ---------           ---------  ---------           ---------  ---------
       Total earning assets             $ 291,181  $  22,829   7.84%   $ 242,312  $  20,030   8.27%   $ 204,703  $  16,293   7.96%
Less: allowances for credit losses         (1,948)                        (1,595)                        (1,223)
Total nonearning assets                    23,508                         20,875                         18,979
                                        ---------                      ---------                      ---------
Total assets                            $ 312,741                      $ 261,592                      $ 222,459
                                        =========                      =========                      =========

Liabilities (1):
Interest-bearing deposits:
    Checking                            $  33,978  $     223   0.66%   $  32,461  $     295   0.91%   $  29,583  $     292   0.99%
    Regular savings                        15,183        278   1.83%      13,148        263   2.00%      11,495        232   2.02%
    Money market savings                   46,616      1,166   2.50%      42,852      1,162   2.71%      41,701      1,139   2.73%
    Time deposits:
       $100,000 and over                   39,154      2,086   5.33%      25,997      1,453   5.59%      21,965      1,094   4.98%
       Under $100,000                      46,409      2,088   4.50%      44,389      2,151   4.85%      43,212      2,041   4.72%
                                        ---------  ---------           ---------  ---------           ---------  ---------
       Total interest-bearing deposits  $ 181,340  $   5,841   3.22%   $ 158,847  $   5,324   3.35%   $ 147,956  $   4,798   3.24%

Federal Home Loan Bank advances             7,543        482   6.39%       9,186        584   6.36%          56          3   5.36%
Securities sold under agreements
    to repurchase                          13,292        399   3.00%      12,279        616   5.02%       5,863        253   4.32%
Long-term debt                             19,332      1,076   5.57%       8,090        500   6.18%       5,000        281   5.62%
Federal funds purchased                       371         16   4.31%         286         17   5.94%         179         10   5.59%
                                        ---------  ---------           ---------  ---------           ---------  ---------
    Total interest-bearing liabilities  $ 221,878  $   7,814   3.52%   $ 188,688  $   7,041   3.73%   $ 159,054  $   5,345   3.36%
Non-interest bearing liabilities
    Demand deposits                        59,289                         47,355                         39,154
    Other liabilities                       1,854                          1,329                          1,213
                                        ---------                      ---------                      ---------
Total liabilities                       $ 283,021                      $ 237,372                      $ 199,421
Shareholders' equity                       29,720                         24,220                         23,038
Total liabilities and shareholders'     ---------                      ---------                      ---------
   equity                               $ 312,741                      $ 261,592                      $ 222,459
                                        =========                      =========                      =========
                                                   ---------                      ---------                      ---------
Net interest income                                $  15,015                      $  12,989                      $  10,948
                                                   =========                      =========                      =========

Interest rate spread                                          4.32%                           4.54%                          4.60%
Interest expense as a percent of
    average earning assets                                    2.68%                           2.91%                          2.61%
Net interest margin                                           5.16%                           5.36%                          5.35%

_________________
(1) Income and yields are reported on tax equvalent basis assuming a federal tax rate of 34%.
(2) Income and yields include dividends on preferred bonds that are 70% excludable for tax purposes.

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

         Net interest income on a fully tax-equivalent basis was $15.0 million for the year ended December 31, 2001. This is an increase of 15.6% over the $13.0 million reported for the same period in 2000. Net interest income for 2000 increased 18.6% over the $10.9 million reported for 1999.

         The increase in net interest income in 2001 resulted mostly from the continued growth in average earning assets because the 2001 yield on earning assets had decreased marginally from that generated in 2000. The 43 basis point decrease in earning assets yield was offset by a 21 basis point decrease in the cost of funding, which allowed the net interest margin to remain sound throughout 2001. The average balance in the securities portfolio increased while the tax-equivalent yield decreased 42 basis points to 6.94%. Nevertheless, the increase in the average balance of the securities portfolio was able to provide $571,000 in additional interest income on a tax-equivalent basis. The average loan portfolio volume increased 21.3% during 2001. The increased volume of the loan portfolio provided an additional $2.8 million in interest income. Conversely, the average yield on the loan portfolio decreased 38 basis points, which resulted in a decrease of approximately $579,000 in interest income provided by the loan portfolio.

         In 2001, ICBI experienced respectable growth in its interest bearing checking, savings and money market accounts. Despite an 8.3% increase in the average balances of these accounts, the decline in deposit rates during 2001 allowed ICBI to experience a decrease in the respective interest expenses of $53,000. The average balances in certificates of deposit increased 21.6%, while the interest expense associated with these deposits increased 15.8% or $570,000. The decline in the average rate paid on certificates of deposit produced a decrease in interest expense of approximately $235,000, while the increased volume of certificates of deposit increased interest expense by approximately $805,000.

         ICBI's reliance on other funding sources, such as the Federal Home Loan Bank overnight advances, decreased on average by $1.6 million with a related decrease in interest expense of $102,000. During 2001, however, ICBI increased on average its long term borrowings from the Federal Home Loan Bank by $9.5 million. During the fourth quarter of 2001, ICBI issued $10 million in trust preferred securities, which added $1.7 million in average long term debt to the balance sheet. The interest expense related to the trust preferred securities is also included in long term debt interest expense and amounted to approximately $59,000. Total interest expense for 2001 was $7.8 million, an increase of $773,000 compared to the total interest expense for 2000.

         The increase in net interest income in 2000 resulted from both the continued growth in the average earning assets and the increased yield on earning assets. The similar increase experienced in the cost of funding during 2000 resulted in a virtually unchanged net interest margin. The average balance in the securities portfolio increased, while the tax-equivalent yield increased 43 basis points to 7.36%, providing $1.5 million in additional interest income on a tax-equivalent basis. The asset/liability strategies employed by management influenced the increase in the investment portfolio yield. The average loan portfolio volume increased 18.4% during 2000, providing $2.2 million in interest income, while the average yield on the loan portfolio increased 15 basis points, causing the interest income provided by the loan portfolio to increase by another $200,000.

         In 2000, ICBI experienced marginal growth in its interest bearing checking, savings and money market accounts. The 6.9% average increase in balances resulted in just $57,000 of additional interest expense. The average balances in certificates of deposit increased 8.0%, while the interest expense associated with these deposits increased $492,000. The increase in the average rate paid on certificates of deposit as well as the volume of certificates of deposit contributed equally to the increase in expense. ICBI's reliance on other funding sources, such as the Federal Home Loan Bank advances, increased on average by $12.2 million with a related increase in interest expense of $800,000. Total interest expense for 2000 was $7.0 million, an increase of $1.7 million compared to 1999. During the first quarter of 2000, ICBI borrowed $1.3 million from a correspondent bank to repurchase 57,785 common shares. Interest expense related to this debt is included in long term debt interest expense and amounted to $76,000.

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

                            Volume and Rate Analysis
                             (Tax Equivalent Basis)
                            Years Ended December 31,

                                                  2001 vs 2000                               2000 vs 1999
                                           -----------------------------            -----------------------------
                                              Increase (Decrease) Due                   Increase (Decrease) Due
                                                 to Changes in:                             to Changes in:
                                           --------------------------------------------------------------------------------
                                             Volume          Rate         Total        Volume         Rate          Total
                                             ------          ----         -----        ------         ----          -----
                                                                           (In thousands)
Earning Assets:
Securities:
    Taxable                                $      181    $     (151)   $       30    $    1,151    $      246    $    1,397
    Tax-exempt                                    590           (49)          541            50            78           128
Loans:
    Taxable                                     2,825          (577)        2,248         2,179           193         2,372
    Tax-exempt                                      7            (2)            5             5            10            15
Federal funds sold                                 17           (70)          (53)         (235)          115          (120)
Interest on money market investments               30            (7)           23          (187)          129           (58)
Interest bearing deposits in other
    financial institutions                          5             -             5             3             -             3
                                           ----------    ----------    ----------    ----------    ----------    ----------
     Total earning assets                  $    3,655    $     (856)   $    2,799    $    2,966    $      771    $    3,737

Interest-Bearing Liabilities:
Interest checking                          $       15    $      (87)   $      (72)   $       18    $      (15)            3
Regular savings deposits                           33           (18)           15            33            (2)           31
Money market deposits                              34           (30)            4            31            (8)           23
Time deposits
    $100,000 and over                             697           (64)          633           215           144           359
    Under $100,000                                108          (171)          (63)           10           100           110
                                           ----------    ----------    ----------    ----------    ----------    ----------
    Total interest bearing deposits        $      887    $     (370)   $      517    $      307    $      219    $      526
    Federal Home Loan Bank advances              (105)            3          (102)          580             1           581
    Securities sold under agree-
      ment to repurchase                           56          (273)         (217)          317            46           363
    Long-term debt                                620           (44)          576           188            31           219
    Federal funds purchased                       (13)           12            (1)            6             1             7
                                           ----------    ----------    ----------    ----------    ----------    ----------
      Total interest bearing liabilities   $    1,445    $     (672)   $      773    $    1,398    $      298    $    1,696

Change in net interest income              $    2,210    $     (184)   $    2,026    $    1,568    $      473    $    2,041
                                           ==========    ==========    ==========    ==========    ==========    ==========

_______________________
(1) The change in interest, due to both rate and volume, has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

         ICBI's loan loss provision during 2001 was $300,000, an decrease of $100,000 from 2000. ICBI is committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the "Asset Quality" section below.

Noninterest Income

         Noninterest income has been and will continue to be an important factor for increasing profitability. Management recognizes this and continues to review and consider areas where non-interest income can be increased. Noninterest income includes fees generated by the mortgage banking and investment sales departments of the Bank as well as by Tredegar. Trust fee income decreased 19.8% during 2001 to $1.3 million. A significant portion of trust fees are based upon a percentage of the market value of the assets under management, so any decreases in market value of the assets under management result in a similar decrease in fees. Due to lower mortgage rates and increased refinancings, the mortgage banking department contributed an additional $840,000 of fees on loans held for sale during 2001. Growth in transaction deposit accounts also provided additional service charge and fee income. The service charges and fees associated with deposit accounts increased 23.1% during 2001. During 2001, ICBI realized $384,000 in net gains as a result of restructuring the investment portfolio in response to the change in the interest rate environment in 2001. Total noninterest income for 2001 was $5.2 million, compared to $3.5 million for 2000.

         Noninterest income for 2000 increased 17.6% to $3.5 million from $2.9 million in 1999. The increase is due primarily to the increase in trust fee income, fees on loans held for sale and service charges on deposit accounts. In 2000, trust fee income increased to $1.6 million, an increase of $446,000 over 1999. The mortgage banking department contributed an additional $82,000 of fees on loans held for sale during 2000. The service charges and fees associated with deposit accounts increased 9.7% during 2000. The increase in these fees was due primarily to deposit growth.

                               Noninterest Income

                                                                     Years Ended December 31,
                                                              -------------------------------------
                                                                 2001         2000          1999
                                                              ----------   ----------    ----------
                                                                           (In thousands)
Service charges, commissions and fees                         $    1,452   $    1,180    $    1,076
Trust fee income                                                   1,279        1,594         1,148
Fees on loans held for sale                                        1,483          643           561
Other operating income                                               613          252           174
                                                              ----------   ----------    ----------
     Noninterest income                                       $    4,827   $    3,669    $    2,959
Gains (losses) on securities available for sale, net                 384         (204)          (13)
                                                              ----------   ----------    ----------
  Total noninterest income                                    $    5,211   $    3,465    $    2,946
                                                              ==========   ==========    ==========

Noninterest Expenses

         Improving operating efficiency is as important to management as enhancing noninterest income. Total noninterest expenses increased 25.0% or $2.4 million to $11.9 million in 2001. Salaries and employee benefits increased $1.6 million or 28.2% due to increased commission expense for fee-related business and enhancing the internal infrastructure to support a growing organization. Occupancy and equipment expense increased $74,000 or 6.3% to $1.2 million. Advertising expenses decreased slightly to $320,000 for 2001. Computer operations expense increased 36.9% to $408,000 during 2001. The majority of this increase relates to the cost associated with ICBI's internet banking products and services. Other operating expenses increased $655,000 to $2.8 million for 2001 compared to $2.1 million for 2000. Other operating expenses included $286,000 related to litigation that was settled in the fourth quarter of 2001. Expenses associated with servicing an increased volume of accounts and transactions such as postage and printing have also impacted other operating expenses in 2001.

         Noninterest expenses increased 18.8% or $1.5 million to $9.6 million in 2000. This increase resulted from both pressures to provide competitive salary and benefit programs and occupancy and equipment investments to position the Bank for future growth and productivity.

                              Noninterest Expenses

                                                 Years Ended December 31,
                                          --------------------------------------
                                             2001          2000          1999
                                          ----------    ----------    ----------
                                                      (In thousands)
Salaries and employee benefits            $    7,180    $    5,600    $    4,547
Net occupancy and equipment expense            1,246         1,172         1,013
Advertising                                      320           347           325
Computer operations                              408           298           310
Other operating expenses                       2,793         2,138         1,845
                                          ----------    ----------    ----------
  Total                                   $   11,947    $    9,555    $    8,040
                                          ==========    ==========    ==========


Income Taxes

         Reported income tax expense was $1.8 million for 2001, an increase of $305,000 compared to $1.5 million for 2000. The effective tax rate for 2001 was 25.2% compared to 25.5% in 2000 and 23.5% in 1999. The decrease in the effective tax rate for 2001 was influenced by the change in the mix of the investment securities portfolio as well as the increase in non-interest income. Note 10 of the Company's Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and ICBI's actual income tax expense. Also included in Note 10 to the Consolidated Financial Statements is information regarding the principal items giving rise to deferred taxes for the three years ended December 31, 2001.

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

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on ICBI's balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of ICBI's net interest income sensitivity analysis during the fiscal years of 2001 and 2000 as compared to the 10% Board-approved policy limit.

                                                         2001
          Rate Change                  Estimated Net Interest Income Sensitivity
          -----------                  -----------------------------------------

                                       High              Low            Average
                                       ----              ---            -------
           + 200 bp                   (2.21%)           (.32%)          (1.32%)
           - 200 bp                    3.24%            1.57%            2.44%


                                                         2000
          Rate Change                  Estimated Net Interest Income Sensitivity
          -----------                  -----------------------------------------

                                       High              Low            Average
                                       ----              ---            -------
           + 200 bp                   (2.04%)           (.19%)          (1.21%)
           - 200 bp                    2.47%             .99%            1.75%


         During 2001, ICBI was able to test the parameters and assumptions of its simulation model in light of the 4.75% decrease in short term rates over 11 months. The simulation model proved to be accurate in its presentation of a company that benefits from falling interest rates. As presented in the table above, ICBI has had minimal interest rate risks to either falling or rising interest rates over the past two years. ICBI could expect a negative impact to net interest income of $364,000 if rates rise 200 basis points over the next 12 months. If rates decline 200 basis points, ICBI could expect a positive impact to net interest income of $386,000 over the next 12 months.

         If interest rates had increased 200 basis points in 2000, then the effect to net interest income of ICBI could have been on average a decrease of $147,000. If interest rates had decreased 200 basis points during fiscal year 2000, the effect to net interest income of ICBI could have been on average an increase of $213,000.

         During May 2000, ICBI entered into two interest rate swap agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments. The interest rate swap was used to offset the cost of offering a premium market rate on a promotional retail certificate of deposit. ICBI raised $8.5 million in new deposits during this three-day promotion. The terms of the certificate of deposit and the fixed portion of the interest rate swap are identical. The notional principal amount of interest rate swaps outstanding was $8.5 million at December 31, 2001. The original term was 24 months. The weighted-average fixed payment rate was 7.0% at December 31, 2001. Variable interest payments received are based on three-month LIBOR. At December 31, 2001, the weighted average rate of variable market-indexed interest payment obligation to ICBI was 1.67%. The effect of these agreements was to transform the certificates of deposit (fixed rate liabilities) to variable rate certificates of deposit (liabilities). The net income from these agreements was $250,848 for the year ended December 31, 2001.

         The preceding sensitivity analysis does not represent an ICBI forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cashflows. While assumptions are developed based upon current economic and local market conditions, ICBI cannot make any assurances about the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

         Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to factors such as prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change, caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in response to or anticipation of changes in interest rates.

Financial Condition

         ICBI's total assets were $354.1 million as of December 31, 2001, up $64.6 million or 22.3% from the $289.5 million level at December 31, 2000. Securities increased $42.8 million or 52.4% from 2000 to 2001. Loans increased by $18.8 million or 10.6% from 2000 to 2001, while deposits increased $47.1 million or 21.0% during the same period. Borrowings from the Federal Home Loan Bank increased $6.5 million during 2001. It is anticipated that the borrowings from the Federal Home Loan Bank will continue to rise should deposit growth not match asset growth. Total shareholders' equity at year end 2001 and 2000 was $30.3 million and $27.3 million, respectively.

Loans

         ICBI's loan portfolio is its largest and most profitable component of earning assets, totaling 67.1% of average earning assets in 2001. ICBI continues to emphasize loan portfolio growth and diversification as a means of increasing earnings while minimizing credit risk. Loans, net of unearned income, were $196.4 million at December 31, 2001, an increase of 10.6% from December 31, 2000's total of $177.6 million. Proactive sales efforts, competitive pricing and the branch network supported the increase in loans during 2001. Loans increased 24.0% from $143.2 million at December 31, 1999 to $175.8 million at December 31, 2000. The loan to deposit ratio decreased to 72.3% at December 31, 2001 compared to 79.1% at December 31, 2000 and 70.9% at December 31, 1999.

                                 Loan Portfolio

                                                                            December 31,
                                                   --------------------------------------------------------------
                                                      2001         2000         1999         1998         1997
                                                   ----------   ----------   ----------   ----------   ----------
                                                                           (In thousands)
Commercial, financial and agricultural             $   22,993   $   22,555   $   19,055   $   18,880   $   15,111
Real estate construction                               24,174       17,693       12,151        5,436        3,798
Real estate mortgage:
  Residential (1-4 family)                             80,824       81,545       61,062       55,595       45,231
  Home equity lines                                     8,271        5,973        4,382        3,617        3,165
  Non-farm, non-residential (1)                        48,074       38,812       36,361       28,643       26,054
  Agricultural                                            163          346          379        1,057        2,140
Consumer installment                                   11,901       10,674        9,845        8,095        8,728
                                                   ----------   ----------   ----------   ----------   ----------
    Total loans                                    $  196,400   $  177,598   $  143,235   $  121,323   $  104,227
                                                   ==========   ==========   ==========   ==========   ==========

___________________
(1) This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.


         At December 31, 2001, residential real estate (1-4 family) portfolio loans constituted 41.2% of the total portfolio and decreased $721,000 during the year. Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans. Real estate construction loans increased to $24.2 million at December 31, 2001 and represent 12.3% of the total loan portfolio. ICBI's one time closing construction/permanent loan product competes successfully in a high growth market like Loudoun County because ICBI is local and can respond quickly to inspections and construction draw requests. Non-farm, non-residential loans are typically owner-occupied commercial buildings. Non-farm, non-residential loans were 24.5% of the total loan portfolio at December 31, 2001. The branch network has helped to support the loan portfolio diversification, such as increased commercial real estate loans. Home equity lines and agricultural real estate loans were 4.2% and 0.1% of total loans, respectively, at December 31, 2001.

         ICBI's commercial, financial and agricultural loan portfolio consists of secured and unsecured loans to small businesses. At December 31, 2001, these loans comprised 11.7% of the loan portfolio. This portfolio increased 1.9% in 2001 to $23.0 million. Consumer installment loans primarily consist of unsecured installment credit and account for 6.1% of the loan portfolio.

         Consistent with its focus on providing community-based financial services, ICBI generally does not extend loans outside its principal market area. ICBI's market area for its lending services encompasses Fauquier and Loudoun Counties, where it operates full service branches.

         ICBI's unfunded loan commitments totaled $34.2 million at December 31, 2001 and $26.6 million at December 31, 2000. The increase in the amount of unfunded commitments is attributed in part to the increase in real estate construction financing as well as customer demand for credit line products, primarily home equity lines.

         At December 31, 2001, ICBI had no concentration of loans in any one industry in excess of 10% of its total loan portfolio. However, because of the nature of ICBI's market, loan collateral is predominantly real estate.

         The following table reflects the maturity distribution of selected loan categories:

                Remaining Maturities of Selected Loan Categories
                                December 31, 2001

                                       Commercial,        Real
                                      Financial and      Estate
                                      Agricultural    Construction
                                      -------------   -------------
                                             (In thousands)

            Within one year           $      11,752   $      18,569
                                      -------------   -------------
            Variable Rate:
              One to five years                 219               -
              After five years                1,240               -
                                      -------------   -------------
              Total                   $       1,4$                -
                                      -------------   -------------
            Fixed Rate:
              One to five years               8,440           5,605
              After five years                1,342               -
                                      -------------   -------------
              Total                   $       9,782   $       5,605
                                      -------------   -------------

            Total Maturities          $      22,993   $      24,174
                                      =============   =============


Asset Quality

         ICBI has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the reserve for loan losses. Total nonperforming assets, which consist of nonaccrual loans, restructured loans and foreclosed property, were $79,000 at December 31, 2001. This is a decrease of 24.8% from the December 31, 2000 balance of $105,000. Nonperforming assets at December 31, 2000 decreased $425,000 from $530,000 at December 31, 1999.

Nonperforming Assets

         Loans are placed on nonaccrual status when collection of principal and interest is doubtful, generally when a loan becomes 90 days past due. There are three negative implications for earnings when a loan is placed on nonaccrual status. First, all interest accrued but unpaid at the date that the loan is placed on nonaccrual status is either deducted from interest income or written off as a loss. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses that may require that additional provisions for loan losses be charged against earnings. For real estate loans, upon foreclosure, the balance of the loan is transferred to "Other Real Estate Owned" (OREO) and carried at the lower of the outstanding loan balance or the fair market value of the property based on current appraisals and other current market trends. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off against the allowance for loan losses. A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value, additional write downs of the property value are charged directly to operations.

                              Nonperforming Assets

                                                          December 31,
                                 --------------------------------------------------------------
                                    2001         2000         1999         1998         1997
                                 ----------   ----------   ----------   ----------   ----------
                                                         (In thousands)
Nonaccrual loans                 $       79   $      105   $      530   $      409   $      243
Restructured loans                        -            -            -            -            -
Foreclosed property                       -            -            -          200            -
                                 ----------   ----------   ----------   ----------   ----------

  Total nonperforming assets     $       79   $      105   $      530   $      609   $      243
                                 ==========   ==========   ==========   ==========   ==========


Allowance for loan losses
  to period end loans                  1.05%        1.02%        1.01%        0.88%        0.93%

Allowance for loan losses
  to nonperforming assets              2608%        1718%         274%         175%         401%

Nonperforming assets to
  period end loans                     0.04%        0.06%        0.37%        0.50%        0.23%

Net charge offs to
  average loans                        0.02%        0.03%        0.02%        0.04%        0.09%

         During 2001 and 2000, approximately $700 and $14,000, respectively, in additional interest income would have been recorded if ICBI's nonaccrual loans had been current and in accordance with their original terms.

         At December 31, 2001, the Company had no potential problem loans.

         The allowance for loan losses was 2,608% of nonperforming loans at December 31, 2001. At December 31, 2000 and 1999 the allowance for loan losses was 1,718% and 274% of nonperforming loans. Management evaluates nonperforming loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

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

         ICBI's Loan Committee and Board of Directors review problem loans monthly, including their effect on the allowance for loan losses. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the loan portfolio. ICBI's management continually evaluates the adequacy of the allowance for loan losses, and changes in the provision are based on the analyzed inherent risk of the loan portfolio.

         The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

                            Allowance for Loan Losses

                                                                               December 31,
                                                --------------------------------------------------------------------------
                                                   2001            2000            1999            1998            1997
                                                ----------      ----------      ----------      ----------      ----------
                                                                              (In thousands)
Balance, beginning of period                    $    1,804      $    1,453      $    1,064      $      974      $      884
  Loans charged off:
    Commercial, financial, and agricultural              -              61              26               8              42
    Real estate construction                             -               -               -               -               -
    Real estate mortgage                                48               -              29               -               -
    Consumer installment                                35              35              96              77              86
                                                ----------      ----------      ----------      ----------      ----------
      Total loans charged off                   $       83      $       96      $      151      $       85      $      128
                                                ----------      ----------      ----------      ----------      ----------
  Recoveries:
    Commercial, financial, and agricultural          $   -      $        6      $        7      $        1      $       12
    Real estate construction                             -               -               -               -               -
    Real estate mortgage                                 -               -              79               6               7
    Consumer installment                                39              41              34              33              21
                                                ----------      ----------      ----------      ----------      ----------
      Total recoveries                          $       39      $       47      $      120      $       40      $       40
                                                ----------      ----------      ----------      ----------      ----------
Net charge offs                                         44              49              31              45              88
Provision for loan losses                              300             400             420             135             178
                                                ----------      ----------      ----------      ----------      ----------
Balance, end of period                          $    2,060      $    1,804      $    1,453      $    1,064      $      974
                                                ==========      ==========      ==========      ==========      ==========

Ratio of allowance for loan losses
   to loans outstanding at end of period              1.05%           1.02%           1.01%           0.88%           0.93%

Ratio of net charge offs to average
   loans outstanding during period                    0.02%           0.03%           0.02%           0.04%           0.09%

         The allowance for loan losses was $2.1 million at December 31, 2001, an increase of $256,000 from $1.8 million at December 31, 2000. The allowance was $1.5 million at December 31, 1999. In 2001, ICBI's net charge-offs decreased $5,000 from the previous year's net charge-offs of $49,000. Net charge-offs as a percentage of average loans were 0.02% and 0.03% for 2001 and 2000 respectively. The provision for loan losses was $300,000 for 2001 and $400,000 for 2000.

         The following table shows the balance and percentage of the ICBI's allowance for loan losses allocated to each major category of loan:

                     Allocation of Allowance for Loan Losses

                Commercial, Financial,          Real Estate                Real Estate
                     Agricultural               Construction                 Mortgage                   Consumer
               ------------------------   -------------------------  -------------------------  -------------------------
               Allowance    Percent of     Allowance    Percent of    Allowance    Percent of    Allowance     Percent of
                  for         Loan in         for        Loan in         for         Loan in        for         Loan in
                  Loan      Category to       Loan      Category to      Loan      Category to      Loan      Category to
                 Losses     Total Loans      Losses     Total Loans     Losses     Total Loans     Losses     Total Loans
               ------------------------   -------------------------  -------------------------  -------------------------
                                                         (Dollars in thousands)
December 31,
      2001      $    634      11.71%        $    750      12.31%       $    374      69.92%       $    302       6.06%
      2000      $    645      12.70%        $    500       9.96%       $    310      71.33%       $    349       6.01%
      1999      $    580      13.30%        $    350       8.48%       $    178      71.34%       $    345       6.82%
      1998      $    442      15.56%        $    100       4.48%       $    144      73.28%       $    378       6.43%
      1997      $    362      14.50%        $    107       3.64%       $    159      73.49%       $    346       8.37%

         ICBI has allocated the allowance according to the amount deemed reasonably necessary to provide for the possibility of losses being incurred within each of the above categories of loans. The allocation of the allowance as shown in the table above should not be interpreted as an indication that loan losses in future years will occur in the same proportions that they may have in prior years or that the allocation indicates future loan loss trends. Additionally, the proportion allocated to each loan category is not the total amount that may be available for the future losses that could occur within such categories since the total allowance is a general allowance applicable to the total portfolio.

Securities

         ICBI manages its investment securities portfolio consistent with established policies that include guidelines for earnings, rate sensitivity, liquidity and pledging needs. ICBI holds bonds issued from the Commonwealth of Virginia and its political subdivisions with an aggregate book value and market value of $2.4 million at December 31, 2001. The aggregate holdings of these bonds exceeds 8.0% of ICBI's shareholders' equity.

         ICBI accounts for securities under Financial Accounting Standards Board
(FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires classification of investments into three categories, "held to maturity" (HTM), "available for sale" (AFS), or "trading," as further defined in Note 1 to the Company's Consolidated Financial Statements. ICBI does not maintain a trading account and has classified no securities in this category. HTM securities are required to be carried on the financial statements at amortized cost. AFS securities are carried on the financial statements at fair value. The unrealized gains or losses, net of deferred income taxes, are reflected in shareholders' equity. The HTM classification places restrictions on ICBI's ability to sell securities or to transfer securities into the AFS classification. Since ICBI desires the flexibility to respond to changing balance sheet needs through investment portfolio management, it has chosen to classify only a small portion of its portfolio in this category. At December 31, 2001, 4.5% of the portfolio was classified as HTM.

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

However, this statement also allowed, upon adoption, a one-time re-allocation of securities from HTM to AFS without penalty to the company. In December 1999, ICBI adopted FASB Statement No. 133 and elected to transfer certain municipal securities with a book value and market value of $3.1 million from the HTM classification to the AFS classification.

         ICBI holds in its loan and securities portfolios investments that adjust or float according to changes in "prime" lending rate. These holdings are not considered speculative but instead necessary for good asset/liability management.

         The carrying value of the securities portfolio was $124.4 million at December 31, 2001, an increase of $42.8 million or 52.4% from the carrying value of $81.6 million at December 31, 2000. The market value of the AFS securities at December 31, 2001 was $118.8 million. The unrealized loss on the AFS securities was $1.3 million and offset slightly by an unrealized gain of $920,000 at December 31, 2001. The net market value loss at December 31, 2001 is reflective of the recent increase in market interest rates. The unrealized gain on the AFS securities was $609,000 at December 31, 2000.

                         Investment Securities Portfolio

         The carrying value of securities held to maturity at the dates indicated were as follows:

                                                         December 31,
                                              ----------------------------------
                                                 2001        2000        1999
                                              ----------  ----------  ----------
                                                        (In thousands)

U.S. Government securities                    $        -  $      250  $      250
State and political subdivision obligations        5,484       6,657       7,433
Mortgage-backed securities                            61          93         112
                                              ----------  ----------  ----------
                                              $    5,545  $    7,000  $    7,795
                                              ==========  ==========  ==========


         The carrying value of securities available for sale at the dates indicated were as follows:

                                                          December 31,
                                              ----------------------------------
                                                 2001        2000        1999
                                              ----------  ----------  ----------
                                                       (In thousands)

U.S. Government securities                    $      267  $    3,072  $    4,824
State and political subdivision obligations       33,220      27,961      22,261
Mortgage-backed securities                        63,746      34,043      26,789
Other securities                                  21,573       9,501       6,070
                                              ----------  ----------  ----------
                                              $  118,806  $   74,577  $   59,944
                                              ==========  ==========  ==========

         The following table indicates the increased return experienced by ICBI by lengthening the maturity of the investment securities portfolio. Securities with maturities greater than five years total $79.3 million and have an average yield greater than 7.0%. The securities portfolio represents approximately 31.2% of the earning assets of ICBI. For that reason, it is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk. Secondarily through the asset/liability process, ICBI considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time.

            Maturity Distribution and Yields of Investment Securities
                                December 31, 2001
                            Taxable-Equivalent Basis

                                       Due in 1 year    Due after 1 year   Due after 5 years  Due after 10 years
                                         or less        through 5 years    through 10 years      and Equities           Total
                                     ----------------   ----------------   ----------------   ------------------   ----------------
                                      Amount   Yield     Amount   Yield     Amount   Yield     Amount     Yield     Amount   Yield
                                     ----------------   ----------------   ----------------   ------------------   ----------------
                                               (Dollars in thousands)
Securities held for investment:
  Mortgage backed securities         $     16   5.75%   $     27   5.70%   $      8   6.01%   $     10     7.48%   $     61   6.04%
                                     --------           --------           --------           --------             --------
  Total taxable                      $     16   5.75%   $     27   5.70%   $      8   6.01%   $     10     7.48%   $     61   6.04%
Tax-exempt securities (1)                 590   7.49%      3,194   7.63%      1,700   7.81%          -        -       5,484   7.67%
                                     --------           --------           --------           --------             --------
  Total                              $    606   7.45%   $  3,221   7.62%   $  1,708   7.80%   $     10     7.48%   $  5,545   7.65%
                                     --------           --------           --------           --------             --------

Securities available for sale (2):
  U.S. Government securities         $      -      -    $      -      -    $    267   7.54%   $      -        -    $    267   7.54%
  Mortgage backed securities            6,991   6.19%     19,733   6.13%     23,131   5.87%     13,891     6.02%     63,746   6.02%
  Other                                   102   7.23%     11,666   5.56%        302   7.14%      6,482     7.64%     18,552   6.32%
  Corporate preferred                       -      -           -      -           -      -       2,185     7.12%      2,185   7.12%
                                     --------           --------           --------           --------             --------
  Total taxable                      $  7,093   5.75%   $ 31,399   6.19%   $ 23,700   6.01%   $ 22,558     7.29%   $ 84,750   6.12%
Tax-exempt securities (1)                   -      -         622   7.78%     10,317   7.65%     20,983     7.70%     31,922   7.69%
                                     --------           --------           --------           --------             --------
  Total                              $  7,093   5.75%   $ 32,021   6.22%   $ 34,017   6.51%   $ 43,541     7.49%   $116,672   6.55%
                                     --------           --------           --------           --------             --------

Total securities                     $  7,699   5.94%   $ 35,242   6.42%   $ 35,725   7.01%   $ 43,551     7.15%   $122,217   6.60%
                                     ========           ========           ========           ========             ========

________________
(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.
(2) Amounts exclude Federal Reserve Stock of $134,400 and Federal Home Loan Bank Stock of $2,000,000.


Other Earning Assets

         ICBI's average investment in federal funds sold and money market investments in 2001 were $3.0 million and $1.7 million, increases of $246,000 and $1.2 million, respectively, over the 2000 amounts. Average investments in federal funds sold and money market investments in 2000 were $2.8 million and $512,000, respectively. Fluctuations in federal funds sold and money market investments reflect excess deposit growth over loan growth as well as management's goal to maximize asset yields while maintaining proper asset/liability structure.

Deposits

         Deposits continue to be an important funding source and primary supply of ICBI's growth. ICBI's strategy has been to increase its core deposits at the same time that it is controlling its cost of funds. The maturation of the branch network, as well as increased advertising campaigns, have contributed to the significant growth in deposits over the last several years. By monitoring interest rates within the local market and that of alternative funding sources, ICBI is able to price the deposits effectively to develop a core base of deposits in each branch.

         The following table is a summary of average deposits and average rates paid on those deposits:

                         Average Deposits and Rates Paid

                                                                 December 31,
                                  ---------------------------------------------------------------------------
                                           2001                      2000                      1999
                                  -----------------------   -----------------------   -----------------------
                                     Amount         Rate       Amount         Rate       Amount         Rate
                                  -----------------------   -----------------------   -----------------------
                                                              (Dollars in thousands)
Noninterest-bearing deposits      $    59,289          -    $    47,355          -    $    39,154          -
Interest-bearing accounts:
    Interest checking                  33,978       0.66%        32,461       0.91%        29,583       0.99%
    Regular savings                    15,183       1.83%        13,148       2.00%        11,495       2.02%
    Money market accounts              46,616       2.50%        42,852       2.71%        41,701       2.73%
    Time deposits:
        $100,000 and over              39,154       5.33%        25,997       5.59%        21,965       4.98%
        Under $100,000                 46,409       4.50%        44,389       4.85%        43,212       4.72%
                                  -----------               -----------               -----------
Total interest-bearing deposits       181,340       3.22%       158,847       3.35%       147,956       3.24%
                                  -----------               -----------               -----------

    Total                         $   240,629               $   206,202               $   187,110
                                  ===========               ===========               ===========

         Average total deposits increased 16.7% during 2001, 10.3% during 2000 and 15.8% during 1999. During 2001, the average balance of non-interest bearing deposits grew 25.2%. The average balance in interest checking and money market accounts grew 4.7% and 8.8%, respectively, during 2001.

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

         The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2001:

          Maturities of Certificates of Deposit of $100,000 and Greater

                           Within       Three to        Six to          Over                     Percent
                           Three          Six           Twelve          One                      of Total
                           Months        Months         Months          Year          Total      Deposits
                          ---------     ---------      ---------     ----------     ---------    --------
                                                       (Dollars in thousands)
At December 31, 2001      $  14,949     $  12,828      $  11,659     $    6,243     $  45,679     16.8%


Capital Resources and Dividends

         ICBI has an ongoing strategic objective of maintaining a capital base that supports the pursuit of profitable business opportunities, provides resources to absorb risks inherent in its activities and meets or exceeds all regulatory requirements.

         The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks. The regulatory capital standards categorize assets and off-balance sheet items into four categories that weigh balance sheet assets according to risk, requiring more capital for holding higher risk assets. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings. ICBI had a ratio of risk-weighted assets to total capital of 17.3% at December 31, 2001, compared to 13.6% at December 31, 2000. The ratio of risk-weighted assets to Tier 1 capital was 16.4% and 12.7% at December 31, 2001 and 2000, respectively. Both ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

                               Analysis of Capital

                                                       December 31,
                                                -------------------------
                                                   2001           2000
                                                -------------------------
                                                      (In thousands)
     Tier 1 Capital:
       Common stock                             $    8,761     $    8,696
       Capital surplus                                 741            556
       Retained earnings                            21,084         17,616
       Trust preferred debt                          9,770              -
       Goodwill                                     (1,272)        (1,353)
                                                ----------     ----------
       Total Tier 1 capital                     $   39,084     $   25,515
     Tier 2 Capital:
       Trust preferred debt                     $      230     $        -
       Allowance for loan losses                     2,060          1,804
                                                ----------     ----------
       Total Tier 2 capital                     $    2,290     $    1,804
       Total risk-based capital                 $   41,374     $   27,319
                                                ==========     ==========

     Risk weighted assets                       $  238,605     $  201,096

     CAPITAL RATIOS:
       Tier 1 risk-based capital ratio                16.4%          12.7%
       Total risk-based capital ratio                 17.3%          13.6%
       Tier 1 capital to average total assets         12.5%           9.7%


         ICBI's core equity to asset ratio decreased to 8.6% at December 31, 2001, compared to 9.4% at December 31, 2000. The equity to asset ratio for December 31, 1999 was 9.5%. Several years of high asset growth rates have outpaced the earnings growth rate and caused the core equity to asset ratio to decline since 1999.

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

         ICBI also maintains additional sources of liquidity through a variety of borrowing arrangements. The Bank maintains federal funds lines with large regional and money-center banking institutions. These available lines total in excess of $5 million, of which none were outstanding at December 31, 2001. Federal funds purchased during 2001 averaged $371,000 compared to an average of $286,000 during 2000. At December 31, 2001 and 2000, the Bank had $12.0 million and $14.3 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (Repo Accounts), with maturities of one day. The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $500,000.

         The Bank has a credit line in the amount of $56.5 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Bank has utilized the credit line for overnight funding throughout 2001 with an average balance of $7.5 million.

         At December 31, 2001, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, securities available for sale, loans and securities maturing within one year were 49.4% of total deposits and liabilities.

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

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued two statements - SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets - that will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

         Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

         The standards generally are required to be implemented by the Company for its financial statements for its 2002 fiscal year. The adoption of these standards will not have a material impact on the Company's financial statements.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses
financial   accounting  and  reporting  for  obligations   associated  with  the
retirement of tangible long-lived assets and associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Statement is not expected to have a material effect on the Company's financial statements.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also establishes a single accounting model for long-lived assets to be disposed of by sale, which includes long-lived assets that are part of a discontinued operation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2001. The Statement is not expected to have a material effect on the Company's financial statements.


ITEM 7.      FINANCIAL STATEMENTS
             --------------------

         The following financial statements are filed as a part of this report following Item 13 below:

         Independent Auditor's Report
         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the Years Ended December 31,
            2001, 2000, and 1999
         Consolidated Statements of Changes in Shareholders' Equity for
            the Years Ended December 31, 2001, 2000, and 1999
         Consolidated Statements of Cash Flows for the Years Ended December 31,
            2001, 2000, and 1999
         Notes to Consolidated Financial Statements


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

                                    PART III
                                    --------

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             -------------------------------------------------------------
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
             -------------------------------------------------

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Election of Directors," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 10.     EXECUTIVE COMPENSATION
             ----------------------

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Director Compensation," "Executive Compensation," "Stock Options," and "Employment Agreements" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the heading "Transactions with Management" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.


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

             21     Subsidiaries of the Company.

             23     Consent of Yount, Hyde & Barbour, P.C.

      (b)    Reports on Form 8-K.

                    No reports on Form 8-K were filed by the  Company during the last quarter of the period covered by this report.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                              Middleburg, Virginia

                                FINANCIAL REPORT

                                DECEMBER 31, 2001

                                 C O N T E N T S


                                                                            Page


INDEPENDENT AUDITOR'S REPORT ON THE
     CONSOLIDATED FINANCIAL STATEMENTS                                         1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheets                                               2
     Consolidated statements of income                                         3
     Consolidated statements of changes in shareholders' equity                4
     Consolidated statements of cash flows                               5 and 6
     Notes to consolidated financial statements                             7-32

                  [LETTERHEAD OF YOUNT, HYDE & BARBOUR, P.C.]


                          INDEPENDENT AUDITOR'S REPORT







To the Board of Directors
Independent Community Bankshares, Inc.
Middleburg, Virginia


         We have audited the accompanying consolidated balance sheets of Independent Community Bankshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Community Bankshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ Yount, Hyde & Barbour, P.C.


Winchester, Virginia
January 15, 2002

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                      (In Thousands, Except for Share Data)

              Assets                                                          2001            2000
                                                                           ----------      ----------
Cash and due from banks                                                    $   10,053      $    7,352
Interest-bearing deposits in banks                                                200              79
Temporary investments:
  Federal funds sold                                                              925           8,600
  Other money market investments                                                1,797           1,116
Securities (fair value:  2001, $124,522 ; 2000, $81,718)                      124,351          81,577
Loans held for sale                                                             6,652           2,131
Loans, net of allowance for loan losses of $2,060 in 2001
   and $1,804 in 2000                                                         194,340         175,794
Bank premises and equipment, net                                                8,069           6,349
Accrued interest receivable and other assets                                    7,714           6,463
                                                                           ----------      ----------

         Total assets                                                      $  354,101      $  289,461
                                                                           ==========      ==========

   Liabilities and Shareholders' Equity

Liabilities
  Deposits:
    Noninterest-bearing demand deposits                                    $   68,771      $   56,980
    Savings and interest-bearing demand deposits                              111,148          89,425
    Time deposits                                                              91,812          78,235
                                                                           ----------      ----------
         Total deposits                                                    $  271,731      $  224,640

  Securities sold under agreements to repurchase                               12,011          14,321
  Federal Home Loan Bank advances                                               7,000             - -
  Long-term debt                                                               20,805          21,300
  Trust preferred capital notes                                                10,000             - -
  Accrued interest and other liabilities                                        2,216           1,929
  Commitments and contingent liabilities                                          - -             - -
                                                                           ----------      ----------
         Total liabilities                                                 $  323,763      $  262,190
                                                                           ----------      ----------

Shareholders' Equity
  Common stock, par value $5 per share,  authorized  10,000,000  shares;
    issued 2001, 1,752,258 shares;
    issued 2000, 1,739,247 shares                                          $    8,761      $    8,696
  Capital surplus                                                                 741             556
  Retained earnings                                                            21,084          17,616
  Accumulated other comprehensive income (loss)                                  (248)            403
                                                                           ----------      ----------
         Total shareholders' equity                                        $   30,338      $   27,271
                                                                           ----------      ----------

         Total liabilities and shareholders' equity                        $  354,101      $  289,461
                                                                           ==========      ==========

See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                        Consolidated Statements of Income
                  Years Ended December 31, 2001, 2000 and 1999
                    (In Thousands, Except for Per Share Data)

                                                                         2001           2000            1999
                                                                      ----------     ----------      ----------
Interest and Dividend Income
  Interest and fees on loans                                          $   16,327     $   14,076      $   11,694
  Interest on investment securities:
    Taxable interest income                                                   19             25              36
    Interest income exempt from federal income taxes                         297            354             536
  Interest and dividends on securities available for sale:
    Taxable interest income                                                3,102          3,055           1,731
    Interest income exempt from federal income taxes                       1,607          1,167             893
    Dividends                                                                281            318             243
  Interest on deposits in banks                                                9              4               1
  Interest on federal funds sold                                             117            170             290
  Interest on other money market investments                                  63             40              98
                                                                      ----------     ----------      ----------
         Total interest and dividend income                           $   21,822     $   19,209      $   15,522
                                                                      ----------     ----------      ----------

Interest Expense
  Interest on deposits                                                $    5,841     $    5,324      $    4,798
  Interest on securities sold under agreements to repurchase                 415            633             263
  Interest on Federal Home Loan Bank borrowings                              482            584               3
  Interest on long-term debt                                               1,076            500             281
                                                                      ----------     ----------      ----------
         Total interest expense                                       $    7,814     $    7,041      $    5,345
                                                                      ----------     ----------      ----------

         Net interest income                                          $   14,008     $   12,168      $   10,177

  Provision for loan losses                                                  300            400             420
                                                                      ----------     ----------      ----------

         Net interest income after provision
            for loan losses                                           $   13,708     $   11,768      $    9,757
                                                                      ----------     ----------      ----------

Noninterest Income
  Service charges, commissions and fees                               $    1,452     $    1,180      $    1,076
  Trust fee income                                                         1,279          1,594           1,148
  Fees on loans held for sale                                              1,483            643             561
  Gains (losses) on securities available for sale, net                       384           (204)            (13)
  Other                                                                      613            252             174
                                                                      ----------     ----------      ----------
         Total noninterest income                                     $    5,211     $    3,465      $    2,946
                                                                      ----------     ----------      ----------

Noninterest Expenses
  Salaries and employees' benefits                                    $    7,180     $    5,600      $    4,547
  Net occupancy and equipment expense                                      1,246          1,172           1,013
  Advertising                                                                320            347             325
  Computer operations                                                        408            298             310
  Other operating expenses                                                 2,793          2,138           1,845
                                                                      ----------     ----------      ----------
         Total noninterest expenses                                   $   11,947     $    9,555      $    8,040
                                                                      ----------     ----------      ----------

         Income before income taxes                                   $    6,972     $    5,678      $    4,663

  Income tax expense                                                       1,755          1,450           1,097
                                                                      ----------     ----------      ----------

         Net income                                                   $    5,217     $    4,228      $    3,566
                                                                      ==========     ==========      ==========

Earnings per Share, basic                                             $     2.99     $     2.43      $     2.00
                                                                      ==========     ==========      ==========
Earnings per Share, diluted                                           $     2.93     $     2.41      $     1.99
                                                                      ==========     ==========      ==========

See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

           Consolidated Statements of Changes in Shareholders' Equity
                  Years Ended December 31, 2001, 2000 and 1999
                        (In Thousands, Except Share Data)

                                                                                         Accumulated
                                                                                            Other
                                                                                           Compre-       Compre-
                                                   Common      Capital      Retained       hensive       hensive
                                                   Stock       Surplus      Earnings    Income (Loss)    Income       Total
                                                  --------    ---------    ----------   -------------   ---------    --------
Balance, December 31, 1998                        $  8,895    $   1,293    $   12,496    $       179                 $ 22,863
 Comprehensive income:
  Net income - 1999                                    - -          - -         3,566            - -    $   3,566       3,566
  Other comprehensive income net of tax:
   Unrealized holding losses arising during the
    period (net of tax, $1,100)                        - -          - -           - -            - -       (2,153)        - -
   Reclassification adjustment (net of tax, $4)        - -          - -           - -            - -            9         - -
                                                                                                        ---------    --------
   Other comprehensive income (net of tax, $1,104)     - -          - -           - -         (2,144)   $  (2,144)     (2,144)
                                                                                                        ---------
 Total comprehensive income                            - -          - -           - -            - -    $   1,422         - -
                                                                                                        =========
 Cash dividends - 1999 ($0.68 per share)               - -          - -        (1,210)           - -                   (1,210)
                                                  --------    ---------    ----------    -----------                 --------
Balance, December 31, 1999                        $  8,895    $   1,293    $   14,852    $    (1,965)                $ 23,075
 Comprehensive income:
  Net income - 2000                                    - -          - -         4,228            - -    $   4,228       4,228
  Other comprehensive income net of tax:
   Unrealized holding gains arising during the
    period (net of tax, $1,150)                        - -          - -           - -            - -        2,233         - -
   Reclassification adjustment (net of tax, $69)       - -          - -           - -            - -          135         - -
                                                                                                        ---------
   Other comprehensive income (net of tax, $1,219)     - -          - -           - -          2,368    $   2,368       2,368
                                                                                                        ---------
 Total comprehensive income                            - -          - -           - -            - -    $   6,596         - -
                                                                                                        =========
 Cash dividends - 2000 ($0.84 per share)               - -          - -        (1,464)           - -                   (1,464)
 Purchase of common stock (57,785 shares)             (289)      (1,038)          - -            - -                   (1,327)
 Issuance of common stock (18,038 shares)               90          301           - -            - -                      391
                                                  --------    ---------    ----------    -----------                 --------
Balance, December 31, 2000                        $  8,696    $     556    $   17,616    $       403                 $ 27,271
 Comprehensive income:
  Net income - 2001                                    - -          - -         5,217            - -    $   5,217       5,217
  Other comprehensive income net of tax:
   Unrealized holding losses arising during the
    period (net of tax, $204)                          - -          - -           - -            - -         (398)        - -
   Reclassification adjustment (net of tax, $131)      - -          - -           - -            - -         (253)        - -
                                                                                                        ---------
   Other comprehensive income (net of tax, $335)       - -          - -           - -           (651)   $    (651)       (651)
                                                                                                        ---------
 Total comprehensive income                            - -          - -           - -            - -    $   4,566         - -
                                                                                                        =========
 Cash dividends - 2001 ($1.00 per share)               - -          - -        (1,749)           - -                   (1,749)
 Purchase of common stock (7,131 shares)               (36)        (178)          - -            - -                     (214)
 Issuance of common stock (20,142 shares)              101          363           - -            - -                      464
                                                  --------    ---------    ----------    -----------                 --------
Balance, December 31, 2001                        $  8,761    $     741    $   21,084    $      (248)                $ 30,338
                                                  ========    =========    ==========    ===========                 ========

 See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2001, 2000 and 1999
                                 (In Thousands)

                                                                         2001           2000            1999
                                                                      ----------     ----------      ----------
Cash Flows from Operating Activities
  Net income                                                          $    5,217     $    4,228      $    3,566
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                           692            645             605
      Amortization                                                            96             64              60
      Provision for loan losses                                              300            400             420
      Net (gain) loss on securities available for sale                      (384)           204              13
      Net (gain) loss on sale of assets                                        2             (7)             (5)
      Net loss on the sale of other real estate                              - -            - -               5
      Discount accretion and premium amortization
        on securities, net                                                  (110)           (20)             64
      Deferred income tax (benefit)                                          (95)          (180)           (186)
      Origination of loans held for sale                                 (93,229)       (34,837)        (30,744)
      Proceeds from sales of loans held for sale                          88,708         33,938          34,184
      Changes in assets and liabilities:
        (Increase) in other assets                                          (917)        (1,058)         (1,372)
        Increase (decrease) in other liabilities                             211            846             (71)
                                                                      ----------     ----------      ----------
Net cash provided by operating activities                             $      491     $    4,223      $    6,539
                                                                      ----------     ----------      ----------

Cash Flows from Investing Activities
  Proceeds from maturity, principal paydowns
    and calls of investment securities                                $    2,032     $      772      $    1,905
  Proceeds from maturity, principal paydowns
    and calls of securities available for sale                             9,070          4,527           5,300
  Proceeds from sale of securities
    available for sale                                                    24,050         16,581           1,988
  Purchase of securities available for sale                              (78,415)       (32,316)        (22,473)
  Proceeds from sale of equipment                                             34              7             131
  Purchases of bank premises and equipment                                (2,448)          (709)         (1,164)
  Net (increase) in loans                                                (18,846)       (34,412)        (21,942)
  Proceeds from the sale of other real estate                                - -            - -             195
                                                                      ----------     ----------      ----------
Net cash (used in) investing activities                               $  (64,523)    $  (45,550)     $  (36,060)
                                                                      ----------     ----------      ----------

 See Notes to Consolidated Financial Statements.

                     INDEPENDENT COMMUNITY BANKSHARES, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)
                  Years Ended December 31, 2001, 2000 and 1999
                                 (In Thousands)

                                                                         2001           2000            1999
                                                                      ----------     ----------      ----------
Cash Flows from Financing Activities
 Net increase in noninterest-bearing and interest-
   bearing demand deposits and savings accounts                       $   33,514     $   11,147      $   24,798
 Net increase in certificates of deposit                                  13,577          9,656           6,359
 Increase (decrease) in securities sold under agreements
   to repurchase                                                          (2,310)         3,510           8,282
 Proceeds from Federal Home Loan Bank advances                            87,600         35,900             - -
 Proceeds from long-term debt                                                - -          1,300             - -
 Proceeds from trust preferred capital notes                              10,000            - -             - -
 Payments on Federal Home Loan Bank advances                             (80,600)           - -          (1,000)
 Payments on long-term debt                                                 (495)       (20,900)            - -
 Purchase of common stock                                                   (214)        (1,327)            - -
 Net proceeds from issuance of common stock                                  464             34             - -
 Cash dividends paid                                                      (1,676)        (1,402)         (1,175)
                                                                      ----------     ----------      ----------
     Net cash provided by financing activities                        $   59,860     $   37,918      $   37,264
                                                                      ----------     ----------      ----------

     Increase (decrease) in cash and and cash equivalents             $   (4,172)    $   (3,409)     $    7,743

Cash and Cash Equivalents
 Beginning                                                                17,147         20,556          12,813
                                                                      ----------     ----------      ----------

 Ending                                                               $   12,975     $   17,147      $   20,556
                                                                      ==========     ==========      ==========

Supplemental Disclosures of Cash Flow Information
 Cash payments for:
   Interest paid to depositors                                        $    6,294     $    5,833      $    5,073
   Interest paid on short-term obligations                                   479            445              10
   Interest paid on long-term debt                                         1,073            500             276
                                                                      ----------     ----------      ----------
                                                                      $    7,846     $    6,778      $    5,359
                                                                      ==========     ==========      ==========

   Income taxes                                                       $    2,375     $    1,557      $    1,287
                                                                      ==========     ==========      ==========

Supplemental Disclosure of Noncash Transactions
 Issuance of common stock for contingent payment under
   terms of acquisition of subsidiary                                 $      - -     $      357           $ - -
                                                                      ==========     ==========      ==========
 Unrealized (loss) gain on securities available for sale              $     (986)    $    3,587      $   (3,248)
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

           The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to accepted practice within the banking industry.

               Principles of Consolidation

                   The consolidated financial statements of Independent Community Bankshares, Inc. and its wholly-owned subsidiaries, The Middleburg Bank, The Tredegar Trust Company, Middleburg Bank Service Corporation and ICBI Capital Trust I, include the accounts of all companies. All material intercompany balances and transactions have been eliminated in consolidation.

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

               Loans

                   The Company's subsidiary bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Loudoun County and Fauquier County, Virginia. The ability of the debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

                   Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses. Interest income is accrued on the unpaid principal balance.

                   The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. Personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

                   A  loan  is  considered   impaired  when,  based  on  current
                   information and events, it is probable that the Company's subsidiary bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

                   Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company's subsidiary bank does not separately identify individual consumer and residential loans for impairment disclosures.

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

               Goodwill

                   Goodwill is amortized using the straight-line method over 20 years. Annual amortization of goodwill is approximately $96,000. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill will no longer be amortized but will be evaluated for impairment on an annual basis.

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

               Earnings Per Share

                   Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

               Cash and Cash Equivalents

                   For  purposes  of  reporting   cash  flows,   cash  and  cash
                   equivalents include cash on hand, amounts due from banks, other temporary investments and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                   Notes to Consolidated Financial Statements



               Use of Estimates

                   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred taxes.

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

                   Notes to Consolidated Financial Statements



Note 2.    Securities

           Amortized costs and fair values of securities being held to maturity as of December 31, 2001 and 2000 are summarized as follows:

                                                      Gross        Gross
                                       Amortized    Unrealized   Unrealized     Fair
                                          Cost        Gains       (Losses)      Value
                                       ----------   ----------   ----------   ----------
                                                             2001
                                       -------------------------------------------------
                                                        (In Thousands)
Obligations of states and
  political subdivisions               $    5,484   $      171   $       --   $    5,655
Mortgage-backed securities                     61           --           --           61
                                       ----------   ----------   ----------   ----------
                                       $    5,545   $      171   $       --   $    5,716
                                       ==========   ==========   ==========   ==========

                                                             2000
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
                                       ==========   ==========   ==========   ==========

                   Notes to Consolidated Financial Statements



           The amortized cost and fair value of securities being held to maturity as of December 31, 2001 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                         Amortized      Fair
                                                            Cost        Value
                                                         ----------   ----------
                                                              (In Thousands)

           Due in one year or less                       $      590   $      593
           Due after one year through five years              3,194        3,292
           Due after five years through 10 years              1,700        1,770
           Mortgage-backed securities                            61           61
                                                         ----------   ----------
                                                         $    5,545   $    5,716
                                                         ==========   ==========


           Amortized costs and fair values of securities available for sale as of December 31, 2001 and 2000, are summarized as follows:

                                                                     Gross         Gross
                                                      Amortized    Unrealized    Unrealized      Fair
                                                         Cost        Gains        (Losses)       Value
                                                      ----------   ----------    ----------    ----------
                                                                             2001
                                                                        (In Thousands)
           U.S. Treasury securities and
             obligations of U.S. Government
             corporations and agencies                $      249   $       18          $ --    $      267
           Obligations of states and
             political subdivisions                       33,338          381          (499)       33,220
           Mortgage-backed securities                     64,206          231          (691)       63,746
           Corporate preferred                             2,188           25           (28)        2,185
           Other                                          19,201          265           (78)       19,388
                                                      ----------   ----------    ----------    ----------
                                                      $  119,182   $      920    $   (1,296)   $  118,806
                                                      ==========   ==========    ==========    ==========

                   Notes to Consolidated Financial Statements


                                                                     Gross         Gross
                                                      Amortized    Unrealized    Unrealized      Fair
                                                         Cost        Gains        (Losses)       Value
                                                      ----------   ----------    ----------    ----------
                                                                             2000
                                                                        (In Thousands)
           U.S. Treasury securities and
             obligations of U.S. Government
             corporations and agencies                $    3,064   $       36    $      (28)   $    3,072
           Obligations of states and
             political subdivisions                       27,699          550          (288)       27,961
           Mortgage-backed securities                     33,764          415          (136)       34,043
           Corporate preferred                             2,498          154          (200)        2,452
           Other                                           6,943          106            --         7,049
                                                      ----------   ----------    ----------    ----------
                                                      $   73,968   $    1,261    $     (652)   $   74,577
                                                      ==========   ==========    ==========    ==========

           The amortized cost and fair value of securities available for sale as of December 31, 2001, by contractual maturity are shown below.
           Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                          Amortized     Fair
                                                            Cost        Value
                                                         ----------   ----------
                                                               (In Thousands)

           Due after one year through five years         $    1,165   $    1,203
           Due after five years through 10 years             10,726       10,791
           Due after 10 years                                21,696       21,493
           Mortgage-backed securities                        64,206       63,746
           Corporate preferred                                2,188        2,185
           Other                                             19,201       19,388
                                                         ----------   ----------
                                                         $  119,182   $  118,806
                                                         ==========   ==========


           Proceeds from sales of securities available for sale during 2001, 2000 and 1999 were $24,050,000, $16,581,000, and $1,988,000, respectively. Gross gains of $533,000, $23,000, and $0 and gross losses of $149,000, $227,000, and $13,000 were realized on those sales, respectively.

           The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies as required by law and for other purposes amounted to $27,701,000 and $24,491,000 at December 31, 2001 and 2000, respectively.

                   Notes to Consolidated Financial Statements



Note 3.    Loans, Net

                                                                             December 31,
                                                                       -----------------------
                                                                          2001         2000
                                                                       ----------   ----------
                                                                            (In Thousands)
           Mortgage loans on real estate:
              Construction                                             $   24,174   $   17,693
              Secured by farmland                                             163          346
              Secured by 1-4 family residential                            89,095       87,518
              Other real estate loans                                      48,074       38,812
           Loans to farmers (except secured by real estate)                   632        1,307
           Commercial loans                                                22,361       21,248
           Loans to individuals for personal expenditures                  11,735       10,505
           All other loans                                                    166          169
                                                                       ----------   ----------
                          Total loans                                  $  196,400   $  177,598
           Less: Allowance for loan losses                                  2,060        1,804
                                                                       ----------   ----------
                          Net loans                                    $  194,340   $  175,794
                                                                       ==========   ==========

Note 4.    Allowance for Loan Losses

                                                           2001          2000          1999
                                                        ----------    ----------    ----------
                                                                    (In Thousands)
           Balance, beginning                           $    1,804    $    1,453    $    1,064
           Provision charged to operating expense              300           400           420
           Recoveries                                           39            47           120
           Loan losses charged to the allowance                (83)          (96)         (151)
                                                        ----------    ----------    ----------
                                                        $    2,060    $    1,804    $    1,453
                                                        ==========    ==========    ==========

           There were no loans recognized for impairment under SFAS No. 114 as of December 31, 2001 and 2000. The average recorded investment in impaired loans during 2000 and 1999 was $15,000, and $75,000, respectively. No interest income on impaired loans was recognized in 2001, 2000 and 1999.

           Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $79,000 and $105,000 at December 31, 2001 and 2000, respectively. If interest on these loans had been accrued, such income would have approximated $700 and $14,000 for 2001 and 2000, respectively.

                   Notes to Consolidated Financial Statements



Note 5.    Bank Premises and Equipment, Net

           Bank premises and equipment consists of the following:

                                                            2001         2000
                                                         ----------   ----------
                                                               (In Thousands)

           Land                                          $    2,022   $    1,526
           Banking facilities                                 3,907        3,894
           Furniture, fixtures and equipment                  5,400        4,341
           Construction in progress and deposits
             on equipment                                     1,406          576
                                                         ----------   ----------
                                                         $   12,735   $   10,337
           Less accumulated depreciation                      4,666        3,988
                                                         ----------   ----------
                                                         $    8,069   $    6,349
                                                         ==========   ==========

           Depreciation expense was $692,000, $645,000, and $605,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 6.    Deposits

           The  aggregate  amount of jumbo  time  deposits,  each with a minimum
           denomination   of  $100,000,   was   approximately   $45,679,000  and
           $34,981,000 in 2001 and 2000, respectively.

           At December 31, 2001, the scheduled maturities of time deposits (in thousands) are as follows:

                  2002                                   $   75,883
                  2003                                        8,614
                  2004                                        4,074
                  2005                                          891
                  2006 and thereafter                         2,350
                                                         ----------
                                                         $   91,812
                                                         ----------

Note 7.    Borrowings

           The Company has a $56,500,000 line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by all of the Company's first lien loans on one-to-four unit single-family dwellings. As of December 31, 2001, the book value of these loans totaled approximately $80,724,000. The amount of the available credit is limited to seventy-five percent of qualifying collateral. Any borrowings in excess of the qualifying collateral require pledging of additional assets.

                   Notes to Consolidated Financial Statements



           The Company's fixed-rate long-term debt with the Federal Home Loan Bank of $20,000,000 at December 31, 2001 matures through 2005. At December 31, 2001 and 2000, the interest rates ranged from 4.73 percent to 6.16 percent and from 5.85 percent to 6.87 percent, respectively. At December 31, 2001 and 2000, the weighted average interest rates were 5.73 percent and 6.26 percent, respectively.

           At December 31, 2001, the Company had floating-rate long-term debt with other institutions totaling $805,000 and maturing on March 31, 2003. The floating rate is based on the 30-day LIBOR plus 115 basis points. The interest rate ranged from 3.19% to 6.72% during 2001.

           The contractual maturities of the Company's long-term debt are as follows:

                                                     2001
                                                --------------
                                                (In Thousands)

                 Due in 2002                    $          260
                 Due in 2003                               545
                 Due in 2004                             5,000
                 Due in 2005                            15,000
                                                --------------
                                                $       20,805
                                                ==============

           The Company's short-term borrowings with the Federal Home Loan Bank totaled $7,000,000 at December 31, 2001. The interest rate on the outstanding principal was 2.18% at December 31, 2001.

           The Company has an additional $5,300,000 in lines of credit available from other institutions at December 31, 2001.


Note 8.    Stock Option Plan

           The Company sponsors a stock option plan, which provides for granting of both incentive and nonqualified stock options. As permitted under generally accepted accounting principles, grants under the plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. All options were granted at fair value at date of grant. Accordingly, no compensation cost has been recognized for grants made to date. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants in 2000 and 1999: dividend rate of .20% and .22%; risk-free interest rates of 5.35% and 6.50%; expected lives of 10 years; and expected price volatility of 17.96% and 15.97%. Options granted in 1999 are included with the 2000 calculations to correspond with shareholder approval of the plan in 2000. Had compensation cost for the plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                   Notes to Consolidated Financial Statements



                                      2001        2000         1999
                                    --------    ---------    ---------
                                    (In Thousands, Except Per Share Data)

Net Income:         As Reported     $  5,217    $   4,228    $   3,566
                    Pro Forma       $  4,994    $   3,911    $   3,189

Basic EPS:          As Reported     $   2.99    $    2.43    $    2.00
                    Pro Forma       $   2.86    $    2.25    $    1.79

Diluted EPS:        As Reported     $   2.93    $    2.41    $    1.99
                    Pro Forma       $   2.80    $    2.23    $    1.78



           Options   outstanding  at  December  31,  2001,  2000  and  1999  are summarized as follows:

                                     2001                      2000                       1999
                            ----------------------     ---------------------     ----------------------
                                          Weighted                  Weighted                   Weighted
                                          Average                   Average                    Average
                                          Exercise                  Exercise                   Exercise
                             Shares        Price        Shares       Price        Shares        Price
                            --------      --------     --------     --------     --------      --------
Outstanding at
  beginning of year          152,825      $  21.15      121,825     $  21.13       86,000      $  19.46
Granted                           --            --       31,000        21.66       37,825         24.70
Exercised                    (20,142)        20.29           --           --           --            --
Forfeited                    (27,658)        23.28           --           --       (2,000)        17.00
                            --------                   --------                  --------
Outstanding at end
  of year                    105,025      $  20.76      152,825     $  21.15      121,825      $  21.13
                            ========                   ========                  ========
Options exercisable
  at year end                 94,425      $  20.62      116,749     $  20.69       82,681      $  19.69
Weighted average
  fair value of options
  granted during the
  year                                    $     --                  $   9.20                   $  11.53

                   Notes to Consolidated Financial Statements



           As of December 31, 2001, options outstanding and exercisable are summarized as follows:

                                          Weighted
                                          Remaining
            Exercise         Options     Contractual      Options
             Prices        Outstanding      Life        Exercisable
           -----------     -----------   -----------    -----------
           $     17.00          42,000        5.9            42,000
                 23.50          18,000        7.0            18,000
                 24.50           5,025        7.7             5,025
                 24.75          20,000        8.0            17,640
                 21.25          20,000        9.0            11,760
                           -----------                  -----------
                               105,025                       94,425
                           ===========                  ===========



Note 9.    Employee Benefit Plans

           The Company has a noncontributory, defined benefit pension plan covering substantially all full-time employees. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. Information about the plan follows:

                   Notes to Consolidated Financial Statements


                                                       2001         2000         1999
                                                    ----------   ----------   ----------
                                                               (In Thousands)
Change in Benefit Obligation
  Benefit obligation, beginning of year             $    1,862   $    2,002   $    1,766
  Service cost                                             274          215          180
  Interest cost                                            140          150          132
  Plan amendments                                           --         (350)          --
  Actuarial loss (gain)                                     42          (33)         (62)
  Benefits paid                                            (19)        (122)         (14)
                                                    ----------   ----------   ----------
  Benefit obligation, end of year                   $    2,299   $    1,862   $    2,002
                                                    ----------   ----------   ----------

Change in Plan Assets
  Fair value of plan assets, beginning of year      $    2,049   $    1,751   $    1,385
  Actual return on plan assets                            (289)         269          191
  Employer contributions                                   151          151          189
  Benefits paid                                            (19)        (122)         (14)
                                                    ----------   ----------   ----------
  Fair value of plan assets, ending                 $    1,892   $    2,049   $    1,751
                                                    ----------   ----------   ----------

  Funded status                                     $     (336)  $      183   $     (251)
  Unrecognized net actuarial loss                          956          463          648
  Unrecognized net obligation at transition                (28)         (32)         (36)
  Unrecognized prior service cost                         (199)        (200)         167
                                                    ----------   ----------   ----------
  Prepaid benefit cost included in other assets     $      393   $      414   $      528
                                                    ==========   ==========   ==========

Components of Net Periodic
 Benefit Cost
  Service cost                                      $      274   $      215   $      180
  Interest cost                                            140          150          132
  Expected return on plan assets                          (174)        (140)        (111)
  Amortization of prior service cost                        (1)          17           17
  Amortization of net obligation
   at transition                                            (4)          (4)          (4)
  Recognized net actuarial loss                             14           22           32
                                                    ----------   ----------   ----------
   Net periodic benefit cost                        $      249   $      260   $      246
                                                    ==========   ==========   ==========

Weighted-Average Assumptions
 as of December 31
  Discount rate                                           7.50%        7.50%        7.50%
  Expected return on plan assets                          9.00%        9.00%        9.00%
  Rate of compensation increase                           5.00%        5.00%        5.00%


                   Notes to Consolidated Financial Statements



           A deferred compensation plan was adopted for the President and Chief Executive Officer. Benefits are to be paid in monthly installments for 15 years following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits would be reduced. The deferred compensation expense for 2001, 2000 and 1999, based on the present value of the retirement benefits, was $21,794, $20,368 and $19,036. The plan is unfunded. However, life insurance has been acquired on the life of the employees in amounts sufficient to discharge the obligations.


Note 10.   Income Taxes

           Net deferred tax assets (liabilities) consist of the following components as of December 31, 2001 and 2000:

                                                          2001          2000
                                                       ----------    ----------
                                                            (In Thousands)
           Deferred tax assets:
             Allowance for loan losses                 $      585    $      498
             Deferred compensation                             52            42
             Loss on capital assets                           - -            42
             Other                                             13           - -
             Securities available for sale                    128           - -
                                                       ----------    ----------
                                                       $      778    $      582
                                                       ----------    ----------
           Deferred tax liabilities:
             Property and equipment                    $      243    $      258
             Prepaid pension costs                            126           138
             Securities available for sale                    - -           207
                                                       ----------    ----------
                                                       $      369    $      603
                                                       ----------    ----------

                                                       $      409    $      (21)
                                                       ==========    ==========


           The provision for income taxes charged to operations for the years ended December 31, 2001, 2000 and 1999 consists of the following:

                                            2001          2000          1999
                                         ----------    ----------    ----------
                                                     (In Thousands)

           Current tax expense           $    1,850    $    1,630    $    1,283
           Deferred tax (benefit)               (95)         (180)         (186)
                                         ----------    ----------    ----------
                                         $    1,755    $    1,450    $    1,097
                                         ==========    ==========    ==========

                   Notes to Consolidated Financial Statements



           The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2001, 2000 and 1999, due to the following:

                                                 2001        2000        1999
                                               --------    --------    --------
                                                        (In Thousands)
           Computed "expected" tax expense     $  2,370    $  1,931    $  1,585
           (Decrease) in income taxes
             resulting from:
               Tax-exempt interest income          (578)       (466)       (486)
               Other, net                           (37)        (15)         (2)
                                               --------    --------    --------
                                               $  1,755    $  1,450    $  1,097
                                               ========    ========    ========

Note 11.   Related Party Transactions

           The Company's subsidiary bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the subsidiary bank for loans totaling $2,550,000 and $3,027,000 at December 31, 2001 and 2000, respectively. During 2001, total principal additions were $784,000 and total principal payments were $1,261,000.


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

           The  Company  must  maintain  a  reserve   against  its  deposits  in
           accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2001 and 2000, the aggregate amount of daily average required reserves for each year was approximately $25,000.

                   Notes to Consolidated Financial Statements



Note 13.   Earnings Per Share

           The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

                                          2001                      2000                     1999
                                -----------------------   -----------------------   -----------------------
                                                Per                       Per                       Per
                                               Share                     Share                     Share
                                  Shares       Amount       Shares       Amount       Shares       Amount
                                ----------   ----------   ----------   ----------   ----------   ----------
           Basic EPS             1,746,000   $     2.99    1,741,000   $     2.43    1,779,000   $     2.00
                                             ----------                ----------                ----------

           Effect of dilutive
           securities:
           Stock options            37,000                    11,000                    16,000
                                ----------                ----------                ----------
           Diluted EPS           1,783,000   $     2.93    1,752,000   $     2.41    1,795,000   $     1.99
                                ==========   ==========   ==========   ==========   ==========   ==========

           In 2000, stock options representing 69,825 shares were not included in the calculation of earnings per share because they would have been antidilutive. No options were excluded from the computation of diluted earnings per share for the years ended December 31, 2001 and 1999.

Note 14.   Retained Earnings

           Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2001, the aggregate amount of unrestricted funds which could be transferred from the Company's subsidiaries to the Parent Company, without prior regulatory approval, totaled $8,203,000 or 27.0% of the total consolidated net assets.


Note 15.   Financial Instruments With Off-Balance-Sheet Risk and Credit Risk

           The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and interest rate swaps. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

           The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                   Notes to Consolidated Financial Statements



           A summary of the contract amount of the Company's exposure to off-balance-sheet risk as of December 31, 2001 and 2000, is as follows:

                                                              2001       2000
                                                           ---------   ---------
                                                               (In Thousands)
           Financial instruments whose contract amounts
             represent credit risk:
                Commitments to extend credit               $  34,244   $  26,611
                Standby letters of credit                      2,343       2,058

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

           Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2001 averages 62.5 percent.

           The Company has utilized derivative instruments in the form of interest rate swaps during the years 2001 and 2000. Interest rate swaps are contracts in which a series of interest flows in a single currency are exchanged over a prescribed period. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. The notional amounts are not exchanged and do not represent direct credit exposure. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

                   Notes to Consolidated Financial Statements



           During May 2000, the Company entered into two interest rate swap agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments (interest rate swaps). The notional principal amount of interest rate swaps outstanding was $8,525,000 at December 31, 2001 and 2000. The original term to maturity was 24 months. The weighted-average fixed payment rate was 7.00% at December 31, 2001 and 2000. Variable interest payments received are based on three-month LIBOR. At December 31, 2001 and 2000, the weighted average rate of variable market-indexed interest payment obligations to the Company was 1.67% and 6.41%, respectively. The effect of these agreements was to transform fixed rate liabilities to variable rate liabilities. The net income from these agreements was $250,848 and $29,941 for the twelve-month periods ended December 31, 2001 and 2000, which was charged to income as it accrued.

           At December 31, 2001 and 2000, interest rate swaps used for other-than-trading purposes modify the interest rate exposure in the Company's interest-bearing deposits.

           The Company has approximately $6,785,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2001.


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

               Off-Balance-Sheet Financial Instruments

               The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2001 and 2000, the carrying amounts of loan commitments and standby letters of credit approximated fair values.

               Fair   values   for   off-balance-sheet    derivative   financial
               instruments, for other-than-trading purposes, are based upon quoted market prices.

               The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

                                                                  2001                     2000
                                                        -----------------------   -----------------------
                                                         Carrying      Fair        Carrying      Fair
                                                          Amount       Value        Amount       Value
                                                        ----------   ----------   ----------   ----------
                                                                         (In Thousands)
               Financial assets:
                  Cash and short-term investments       $   12,975   $   12,975   $   17,147   $   17,147
                  Securities                               124,351      124,522       81,577       81,718
                  Loans held for sale                        6,652        6,668        2,131        2,131
                  Loans                                    194,340      203,720      175,794      174,522
               Accrued interest receivable                   1,984        1,984        1,736        1,736

               Financial liabilities:
                  Deposits                              $  271,731   $  272,864   $  224,640   $  224,938
                  Securities sold under agreements
                     to repurchase                          12,011       12,011       14,321       14,321
                  Federal Home Loan Bank advances            7,000        7,000
                  Long-term debt                            20,805       23,136       21,300       20,999
                  Trust preferred capital notes             10,000       10,000           --           --
               Accrued interest payable                        819          819          853          853

               Off-balance-sheet derivative financial
               instruments:
                Other-than-trading assets:
                  Interest rate swaps                   $       --   $      225   $       --   $      174

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

           Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2001 and 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

           As of December 31, 2001, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                   Notes to Consolidated Financial Statements



           The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                Minimum
                                                                                               To Be Well
                                                                      Minimum               Capitalized Under
                                                                      Capital               Prompt Corrective
                                          Actual                    Requirement             Action Provisions
                                    Amount       Ratio          Amount       Ratio          Amount       Ratio
                                   --------      -----         --------      -----         --------      -----
                                                                  (In Thousands)
As of December 31, 2001:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated                 $ 41,374      17.3%         $ 19,088       8.0%                  N/A
      The Middleburg Bank          $ 34,969      15.0%         $ 18,675       8.0%         $ 23,344      10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated                 $ 39,084      16.4%         $  9,544       4.0%                  N/A
      The Middleburg Bank          $ 32,909      14.1%         $  9,338       4.0%         $ 14,007       6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated                 $ 39,084      12.5%         $ 12,542       4.0%                  N/A
      The Middleburg Bank          $ 32,909      10.8%         $ 12,218       4.0%         $ 15,273       5.0%

As of December 31, 2000:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated                 $ 27,319      13.6%         $ 16,088       8.0%                  N/A
      The Middleburg Bank          $ 22,889      11.6%         $ 15,735       8.0%         $ 19,669      10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated                 $ 25,515      12.7%         $  8,044       4.0%                  N/A
      The Middleburg Bank          $ 21,085      10.7%         $  7,868       4.0%         $ 11,802       6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated                 $ 25,515       9.7%         $ 10,487       4.0%                  N/A
      The Middleburg Bank          $ 21,085       8.3%         $ 10,190       4.0%         $ 12,738       5.0%


Note 18.   Proposed Acquisition

           On August 9, 1999, the Company purchased one percent of the issued and outstanding capital stock of Gilkison Patterson Investment Advisors, Inc. ("GPIA"), an investment advisory firm based in Alexandria, Virginia. In addition, the Company acquired the right to purchase all of the remaining authorized, issued and outstanding shares of GPIA capital stock on or after July 1, 2001. This option was extended through June 30, 2002. The consideration for the shares and the merger option consisted of $2.26 million in cash and other non-stock consideration. Upon exercise of the merger option, the Company will purchase all the remaining issued and outstanding shares of GPIA capital stock for an additional $3.8 million in cash and shares of the Company's common stock.

                   Notes to Consolidated Financial Statements



Note 19.   Trust Preferred Capital Notes

           On November 14, 2001, ICBI Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities. On November 28, 2001, $10 million of trust preferred securities were issued through a pooled underwriting
           totaling   approximately   $750  million.   The  securities   have  a
           LIBOR-indexed floating rate of interest. The interest rate as of December 31, 2001 was 5.85%. The securities have a mandatory redemption date of December 8, 2031, and are subject to varying call provisions beginning December 8, 2006. The principal asset of the Trust is $10 million of the Company's junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

           The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred not considered as Tier 1 capital may be included in Tier 2 capital.

           The obligations of the Company with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Company of the Trust's obligations with respect to the Capital Securities.

           Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities.

                   Notes to Consolidated Financial Statements



Note 20.   Condensed Financial Information - Parent Corporation Only

                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                            (Parent Corporation Only)

                                 Balance Sheets
                           December 31, 2001 and 2000


         Assets                                                          2001           2000
                                                                      ----------     ----------
                                                                           (In Thousands)
Cash on deposit with subsidiary bank                                  $       35     $       53
Money market fund                                                          1,409            169
Securities available for sale                                              2,273          2,452
Investment in subsidiaries, at cost, plus
  equity in undistributed net income                                      33,881         22,978
Note receivable                                                            1,000          1,000
Goodwill                                                                   1,272          1,353
Other assets                                                               1,770          1,500
                                                                      ----------     ----------

                  Total assets                                        $   41,640     $   29,505
                                                                      ==========     ==========

         Liabilities and Shareholders' Equity

Liabilities
  Note payable to subsidiary                                          $        -     $      500
  Long-term debt                                                             805          1,300
  Trust preferred capital notes                                           10,000              -
  Other liabilities                                                          497            434
                                                                      ----------     ----------
                  Total liabilities                                   $   11,302     $    2,234
                                                                      ----------     ----------

Shareholders' Equity
  Common stock                                                        $    8,761     $    8,696
  Capital surplus                                                            741            556
  Retained earnings                                                       21,084         17,616
  Accumulated other comprehensive income (loss)                             (248)           403
                                                                      ----------     ----------
                  Total shareholders' equity                          $   30,338     $   27,271
                                                                      ----------     ----------

                  Total liabilities and shareholders' equity          $   41,640     $   29,505
                                                                      ==========     ==========

                   Notes to Consolidated Financial Statements



                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                            (Parent Corporation Only)

                              Statements of Income
                  Years Ended December 31, 2001, 2000 and 1999

                                                               2001           2000           1999
                                                            ----------     ----------     ----------
                                                                           (In Thousands)
Income
  Dividends from subsidiaries                               $    1,795     $    1,500     $    1,865
  Interest and dividends from investments                          169            224            178
  Interest on money market                                          18              6             48
  Interest from loan to GPIA                                        74             80             32
  Management fees from GPIA                                         78             77             40
  Gains (losses) on securities available
    for sale, net                                                  119             (5)            (5)
                                                            ----------     ----------     ----------
          Total income                                      $    2,253     $    1,882     $    2,158
                                                            ----------     ----------     ----------

Expenses
  Salaries and employee benefits                            $      161     $       12     $      132
  Amortization                                                      96             64             60
  Legal and professional fees                                       63             65             42
  Printing and supplies                                              1              9             42
  Directors fees                                                    50             34             34
  Interest expense on loan from subsidiary                          37             40             17
  Interest expense other                                           114             76            - -
  Other                                                            145            156             27
                                                            ----------     ----------     ----------
          Total expenses                                    $      667     $       56     $      354
                                                            ----------     ----------     ----------

          Income before allocated tax benefits and
             undistributed income of subsidiaries           $    1,586     $    1,315     $    1,804

Income tax (benefit)                                               (49)           (34)           (20)
                                                            ----------     ----------     ----------

          Income before equity in undistributed
            income of subsidiaries                          $    1,635     $    1,349     $    1,824

Equity in undistributed income of subsidiaries                   3,582          2,879          1,742
                                                            ----------     ----------     ----------

          Net income                                        $    5,217     $    4,228     $    3,566
                                                            ==========     ==========     ==========

                   INDEPENDENT COMMUNITY BANKSHARES, INC.
                          (Parent Corporation Only)

                          Statements of Cash Flows
                Years Ended December 31, 2001, 2000 and 1999


                                                                        2001           2000           1999
                                                                     ----------     ----------     ----------
                                                                               (In Thousands)
Cash Flows from Operating Activities
  Net income                                                         $    5,217     $    4,228     $    3,566
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization                                                           96             64             60
      Undistributed earnings of subsidiaries                             (3,582)        (2,879)        (1,742)
      (Gain) loss on sale of securities available for sale                 (119)             5              5
      (Increase) in other assets                                           (300)           (19)        (1,433)
      Increase (decrease) in other liabilities                              (10)            92            548
                                                                     ----------     ----------     ----------
Net cash provided by operating activities                            $    1,302     $    1,491     $    1,004
                                                                     ----------     ----------     ----------

Cash Flows from Investing Activities
  Purchase of securities available for sale                          $     (162)  $         --     $     (399)
  Proceeds from sale of securities available for sale                       503            100            201
  Investment in subsidiary bank                                          (8,000)            --             --
  Increase in note receivable                                                --             --         (1,000)
                                                                     ----------     ----------     ----------
Net cash provided by (used in) investing activities                  $   (7,659)    $      100     $   (1,198)
                                                                     ----------     ----------     ----------

Cash Flows from Financing Activities
  Proceeds from issuance of trust preferred capital notes            $   10,000  $          --    $        --
  Proceeds from long-term debt                                               --          1,300             --
  Payments on long-term debt                                               (495)            --             --
  Payment of note payable to subsidiary                                    (500)            --             --
  Purchase of common stock                                                 (214)        (1,327)            --
  Net proceeds from sale of common stock                                    464             34             --
  Cash dividends paid                                                    (1,676)        (1,402)        (1,175)
                                                                     ----------     ----------     ----------
Net cash provided by (used in) financing activities                  $    7,579     $   (1,395)    $   (1,175)
                                                                     ----------     ----------     ----------

Increase (decrease) in cash and
  cash equivalents                                                   $    1,222     $      196     $   (1,369)

Cash and Cash Equivalents
  Beginning                                                                 222             26          1,395
                                                                     ----------     ----------     ----------

  Ending                                                             $    1,444     $      222     $       26
                                                                     ==========     ==========     ==========

Supplemental Disclosure of Noncash Transactions,
  issuance of common stock for contingent payment under
  terms of acquisition of subsidiary                                 $       --     $      357     $       --
                                                                     ==========     ==========     ==========

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INDEPENDENT COMMUNITY
                                          BANKSHARES, INC.



Date:  March 20, 2002                   By: /s/ Joseph L. Boling
                                            ------------------------------------
                                            Joseph L. Boling
                                            Chairman of the Board, President and
                                              Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                     Title                               Date
              ---------                                     -----                               ----


        /s/ Joseph L. Boling                Chairman of the Board, President and           March 20, 2002
---------------------------------------     Chief Executive Officer and Director
          Joseph L. Boling                      (Principal Executive Officer)


        /s/ Alice P. Frazier                  Executive Vice President and Chief           March 20, 2002
---------------------------------------    Financial Officer (Principal Financial
          Alice P. Frazier                         and Accounting Officer)


       /s/ Howard M. Armfield                               Director                       March 20, 2002
---------------------------------------
         Howard M. Armfield


       /s/ Childs Frick Burden                              Director                       March 20, 2002
---------------------------------------
         Childs Frick Burden


       /s/ J. Lynn Cornwell, Jr.                            Director                       March 20, 2002
---------------------------------------
        J. Lynn Cornwell, Jr.


        /s/ William F. Curtis                               Director                       March 20, 2002
---------------------------------------
          William F. Curtis


       /s/ Robert C. Gilkison                               Director                       March 20, 2002
---------------------------------------
         Robert C. Gilkison

              Signature                                      Title                               Date
              ---------                                      -----                               ----


      /s/ C. Oliver Iselin, III                             Director                       March 20, 2002
---------------------------------------
        C. Oliver Iselin, III


         /s/ Gary D. LeClair                                Director                       March 20, 2002
---------------------------------------
           Gary D. LeClair


         /s/ Thomas W. Nalls                                Director                       March 20, 2002
---------------------------------------
           Thomas W. Nalls


          /s/ John Sherman                                  Director                       March 20, 2002
---------------------------------------
            John Sherman


        /s/ Millicent W. West                               Director                       March 20, 2002
---------------------------------------
          Millicent W. West


        /s/ Edward T. Wright                                Director                       March 20, 2002
---------------------------------------
          Edward T. Wright


                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                        Document
-----------                        --------

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

   21            Subsidiaries of the Company.

   23            Consent of Yount, Hyde & Barbour, P.C.