Form 10-Q
period 2002-03-31
MIDDLEBURG FINANCIAL CORP
filed 2002-05-15
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                 [ ] Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-24159

                        MIDDLEBURG FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                Virginia                                    54-1696103
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)


       111 West Washington Street
          Middleburg, Virginia                                20117
(Address of Principal Executive Offices)                    (Zip Code)

        Registrant's telephone number, including area code (703) 777-6327


                     INDEPENDENT COMMUNITY BANKSHARES, INC.
                    Former Name, if Changed Since Last Report

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes   ____X____   No  _______

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          1,812,432 shares of common stock, par value $5.00 per share, outstanding as of May 6, 2002

                        MIDDLEBURG FINANCIAL CORPORATION


                                      INDEX


Part I.    Financial Information                                                                 Page No.
         Item 1.      Financial Statements

                      Consolidated Balance Sheets                                                3

                      Consolidated Statements of Income                                          4

                      Consolidated Statements of Changes in Shareholders' Equity                 5

                      Consolidated Statements of Cash Flows                                      6

                      Notes to Consolidated Financial Statements                                 7

          Item 2.     Management's Discussion and Analysis of Results of Operations
                                    and Financial Condition                                      11

          Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 15


Part II.     Other Information

         Item 1.      Legal Proceedings                                                          17

         Item 2.      Change in Securities                                                       17

         Item 3.      Defaults upon Senior Securities                                            17

         Item 4.      Submission of Matters to a Vote of Security Holders                        17

         Item 5.      Other Information                                                          17

         Item 6.      Exhibits and Reports on Form 8-K                                           17

Signatures                                                                                       18


                          PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

                        MIDDLEBURG FINANCIAL CORPORATION
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                         (Unaudited)
                                                          March 31,     December 31,
                                                            2002            2001
                                                         -----------    ------------
Assets:
   Cash and due from banks                                 $   9,732    $  10,053
   Interest-bearing balances in banks                             36          200
   Temporary investments:
       Federal funds sold                                      1,000          925
       Other money market investments                            949        1,797
   Securities (fair value:  March 31, 2002,
     $125,821 , December 31, 2001, $124,522)                 125,642      124,351
   Loans held for sale                                         5,148        6,652
   Loans, net                                                202,396      194,340
   Bank premises and equipment, net                            8,417        8,069
   Other assets                                                7,720        7,714
                                                           ---------    ---------
         Total assets                                      $ 361,040    $ 354,101
                                                           =========    =========

Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
      Non-interest bearing demand deposits                 $  68,487    $  68,771
      Savings and interest-bearing demand deposits           117,973      111,148
      Time deposits                                           94,640       91,812
                                                           ---------    ---------
           Total deposits                                  $ 281,100    $ 271,731

  Securities sold under agreements to
    repurchase                                             $  13,542    $  12,011
  Federal Home Loan Bank Advances                              2,000        7,000
  Long-term debt                                              20,740       20,805
  Trust preferred debt                                        10,000       10,000
  Other liabilities                                            2,751        2,216
                                                           ---------    ---------
          Total liabilities                                $ 330,133    $ 323,763
                                                           ---------    ---------

Shareholders' Equity:
  Common stock par value $5.00 per
   share, authorized 10,000,000 shares;
   issued and outstanding at March 31, 2002 - 1,752,558
   issued and outstanding at December 31, 2001 - 1,752,258 $   8,763    $   8,761
  Capital surplus                                                747          741
  Retained earnings                                           22,053       21,084
Accumulated other comprehensive (loss)                          (656)        (248)
                                                           ---------    ---------
           Total shareholders' equity                      $  30,907    $  30,338
                                                           ---------    ---------

Total liabilities and shareholders' equity                 $ 361,040    $ 354,101
                                                           =========    =========


          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)


                                                Unaudited
                                           --------------------------
                                            For the Three Months
                                               Ended March 31,
                                               2002         2001
                                           --------------------------
Interest Income
  Interest and fees on loans                  $ 3,979    $ 3,976
  Interest on investment securities
     Taxable                                        1          6
     Exempt from federal income taxes              66         80
  Interest on securities available for sale
     Taxable                                    1,234        688
     Exempt from federal income taxes             399        381
     Dividends                                     71         71
  Interest on federal funds sold and other         23         47
                                              -------    -------
      Total interest income                   $ 5,773    $ 5,249
Interest expense
  Interest on deposits                        $ 1,100    $ 1,521
  Interest on long-term debt                      436        244
  Interest on short-term borrowings                81        364
                                              -------    -------
      Total interest expense                  $ 1,617    $ 2,129
                                              -------    -------
      Net interest income                     $ 4,156    $ 3,120
Provision for loan losses                          75         75
                                              -------    -------
      Net interest income after provision
       for loan losses                        $ 4,081    $ 3,045
Other Income
  Trust fee income                            $   319    $   358
  Service charges on deposit accounts             351        312
  Net gains (losses) on securities
     available for sale                           (80)       252
  Fees on loans held for resale                   343        299
  Other operating income                          171        199
                                              -------    -------
       Total other income                     $ 1,104    $ 1,420
                                              -------    -------
Other Expense
  Advertising                                 $    98    $    69
  Salaries and employee benefits                1,943      1,740
  Net occupancy expense of premises               346        273
  Other operating expenses                        741        659
                                              -------    -------
       Total other expense                    $ 3,128    $ 2,741
                                              -------    -------
       Income before income taxes             $ 2,057    $ 1,724
       Income taxes                               543        432
                                              -------    -------
       Net income                             $ 1,514    $ 1,292
                                              =======    =======
Earnings per weighted average share:

Net income per share, basic                   $  0.86    $  0.74
Net income per share, diluted                 $  0.84    $  0.73
Dividends per share                           $  0.30    $  0.25


          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
            Consolidated Statement of Changes in Shareholders' Equity
               For the Three Months ended March 31, 2002 and 2001
                                 (In Thousands)
                                   (Unaudited)

                                                                                                          Accumulated
                                                                                                             Other
                                                      Common         Capital    Retained  Comprehensive  Comprehensive
                                                      Stock          Surplus    Earnings  Income (Loss)      Income          Total
                                                      -----          -------    --------  -------------      ------          -----

Balances - December 31, 2000                       $   8,696       $   556    $   17,616    $  403       $          -     $27,271

Comprehensive Income
  Net income                                                                       1,292                        1,292       1,292
  Other comprehensive income
     net of tax:
  Unrealized gain on available for
     sale securities (net of tax $356)                                                                           688
  Reclassification adjustment for
     gains realized in net income (net of tax $86)                                                              (166)
                                                                                                           ---------
  Other comprehensive income (net of tax $270)                                                 522               522          522
                                                                                                           ---------
  Total comprehensive income                                                                                  $1,814
                                                                                                           =========
  Cash dividends declared                                                          (435)                                     (435)
                                                   --------        ------     ---------     ------                        -------
Balances - March 31, 2001                          $  8,696        $  556     $  18,473     $  925                        $28,650
                                                   ========        ======     =========     ======                        =======

Balances - December 31, 2001                       $  8,761        $  741     $  21,084      ($248)                       $30,338
Comprehensive Income
  Net income                                                                      1,514                       1,514        1,514
  Issuance of common shares in stock
      option plan (300 shares)                            2             6                                                      8
  Other comprehensive income net of tax:
  Unrealized holding losses arising during the
     period (net of tax $236)                                                                                  (461)
  Reclassification adjustment for
     losses realized in net income (net of tax $27)                                                              53
                                                                                                           ---------
  Other comprehensive income (net of tax $209)                                                (408)            (408)        (408)
                                                                                                           ---------
  Total comprehensive income                                                                                 $1,106
                                                                                                           =========
  Cash dividends declared                                                          (545)                                    (545)
                                                   --------        ------     ---------     ------                       -------
Balances - March 31, 2002                          $  8,763        $  747     $  22,053       (656)                      $30,907
                                                   ========        ======     =========     ======                       =======

          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                                                            Unaudited
                                                                                                     For the Three Months Ended
                                                                                                  March 31,              March 31,
                                                                                                    2002                   2001
                                                                                                  ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                    $   1,514               $  1,292
  Adjustments to reconcile net income to net cash provided by (used in) operating activities
     Provision for loan losses                                                                         75                     75
     Depreciation and amortization                                                                    222                    183
     Net (gains) losses on securities available for sale                                               80                   (252)
     Net (gains) losses on sales of equipment                                                         (15)                     -
     Discount accretion and premium amortization on securities, net                                   (25)                   (30)
     Originations of loans held for sale                                                          (22,513)               (16,343)
     Proceeds from sales of loans held for sale                                                    24,017                  9,944
     Decrease (increase) in other assets                                                              188                 (1,360)
     Increase in other liabilities                                                                    428                    293
                                                                                                 --------               --------
     Net cash provided by (used in) operating activities                                         $  3,971               $ (6,198)
                                                                                                 --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and calls on investment securities                  $    591               $    687
  Proceeds from maturity, principal paydowns and
     calls of securities available for sale                                                         3,262                  2,297
  Proceeds from sale of securities available for sale                                               9,328                 12,654
  Purchase of securities available for sale                                                       (15,144)               (14,249)
  Net (increase) in loans                                                                          (8,131)                  (912)
  Proceeds from sale of bank premises and equipment                                                    20                     16
  Purchases of bank premises and equipment                                                           (560)                  (372)
                                                                                                 --------               --------
     Net cash provided by (used in) investing activities                                         $(10,634)              $    121
                                                                                                 --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts, and savings accounts                            $  6,541               $  5,209
  Net increase in certificates of deposits                                                          2,828                  2,800
  Proceeds from Federal Home Loan Bank advances                                                    27,000                 15,600
  Payment on Federal Home Loan Bank advances                                                      (32,000)               (15,600)
  Payments on long-term debt                                                                          (65)                  (300)
  Cash dividends paid                                                                                (438)                  (365)
  Issuance of common stock                                                                              8                      -
  Increase (decrease) in securities sold under agreement to repurchase                              1,531                 (1,364)
                                                                                                 --------               --------
     Net cash provided by financing activities                                                   $  5,405               $  5,980
                                                                                                 --------               --------
    Decrease in cash and cash equivalents                                                        $ (1,258)              $    (97)
CASH AND CASH EQUIVALENTS
  Beginning                                                                                      $ 12,975               $ 17,147
                                                                                                 ========               ========
  Ending                                                                                         $ 11,717               $ 17,050
                                                                                                 ========               ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                                                     1,343                  1,652
    Income taxes                                                                                       -                      85
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain on securities available for sale                                                   617                    792

          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and changes in cash flows for the three months ended March 31, 2002 and 2001. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


Note 2.           Securities

         Securities being held to maturity as of March 31, 2002 are summarized as follows:

                              ------------------------------------------------------------
                                                    Gross          Gross
                                 Amortized        Unrealized    Unrealized      Market
                                    Cost            Gains        (Losses)       Value
                              ------------------------------------------------------------
                                                (In Thousands)
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                $       -         $            -  $        -   $          -
Obligations of states and
  political subdivisions          4,743                    179           -          4,922

Mortgaged backed securities          60                      -           -             60

                              ----------------- --------------- ------------ -------------
                              $   4,803         $          179  $        -    $     4,982
                              ================= =============== ============ =============


         Securities available for sale as of March 31, 2002 are summarized below:

                                        -----------------------------------------------------------------
                                                             Gross             Gross
                                           Amortized       Unrealized        Unrealized          Market
                                             Cost            Gains            (Losses)           Value
                                        -----------------------------------------------------------------
                                                                     (In Thousands)
         U.S. Treasury securities
           and obligations of U.S.
           government corporations
           and agencies                $     249                  14          $    -           $     263
         Corporate securities              2,082                  45                (66)           2,061
         Obligations of states and
           political subdivisions         32,199                 438               (374)          32,263
         Mortgaged backed securities      74,133                 275             (1,093)          73,315
         Other                            13,167                 120               (350)          12,937
                                       ---------           ---------          ---------        ---------
                                       $ 121,830           $     892          $  (1,883)       $ 120,839
                                       =========           =========          =========        =========


Note 3.

         The consolidated loan portfolio is composed of the following:

                                                   -----------------------------
                                                      March 31,    December 31,
                                                        2002           2001
                                                   -----------------------------
                                                           (In Thousands)

           Commercial, financial and agricultural    $ 23,276       $ 22,993
           Real estate construction                    26,239         24,174
           Real estate mortgage                        26,239         24,174
           Installment loans to individuals            12,127         11,901
                                                     --------       --------
         Total loans                                  204,525        196,400
          Less: Allowance for loan losses               2,129          2,060
                                                     --------       --------
         Loans, net                                  $202,396       $194,340

                                                     ========       ========

         The Company had $185,535 in non-performing assets at March 31, 2002.

Note 4.           Reserve for Loan Losses

         The following is a summary of transactions in the reserve for loan losses:

                                                       ---------------------------------
                                                          March 31,      December 31,
                                                            2002             2001
                                                       ---------------------------------
                                                               (In Thousands)
          Balance at January 1                         $      2,060       $      1,804
          Provision charged to operating expense                 75                300
          Recoveries added to the reserve                         4                 39
          Loan losses charged to the reserve                    (10)               (83)
                                                       ---------------- ----------------
          Balance at the end of the period             $      2,129       $      2,060
                                                       ================ ================


Note 5.           Earnings Per Share

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders. There were no anti-dilutive effects from options at March 31, 2002.

                                            March 31, 2002            March 31, 2001
                                                    Per share                Per share
                                         Shares      Amount        Shares      Amount
                                      -----------   ----------- -----------  ------------

              Basic EPS                 1,752,486   $      0.86   1,739,247  $       0.74
                                                    ===========              ============

              Effect of dilutive
                 securities:
                  stock options            50,195                    28,744
                                      -----------               -----------
              Diluted EPS               1,802,681   $      0.84   1,767,991  $       0.73
                                      ===========   =========== ===========  ============


Note 6.           Derivative Financial Instruments

         Interest rate swap agreements:

         During May 2000, the Company entered into two agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments (interest rate swaps). The notional principal amount of interest rate swaps outstanding was $8,525,000 at March 31, 2002. The original term to maturity was 24 months. The weighted-average fixed payment rate was 7.0% at March 31, 2002. Variable interest payments received are based on three-month LIBOR. At March 31, 2002, the weighted average rate of variable market-indexed interest payment obligations to the Company was 1.56%. The effect of these agreements was to transform fixed rate liabilities to variable rate liabilities. The net income from these agreements was $112,779 for the three month period ended March 31, 2002, which is charged to income as it accrues.

         The Company's current credit exposure on swaps is limited to the value of interest rate swaps that have become assets to the Company. At March 31, 2002, the fair value of interest rate swaps in an asset position was $112,437.


Note 7.               Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets - that will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

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


Note 8.               Subsequent Event

         On August 9, 1999, the Company purchased one percent of the issued and outstanding capital stock of Gilkison Patterson Investment Advisors, Inc. ("GPIA"), an investment advisory firm based in Alexandria, Virginia. The Company also acquired the right to purchase all of the remaining authorized, issued and outstanding shares of GPIA capital stock on or after July 1, 2001. This option was extended through June 30, 2002. On April 1, 2002, the Company completed the acquisition of GPIA. The terms of the transaction include a total purchase price of $6 million with 59,874 shares of the Company's common stock issued to the shareholders of GPIA. The Company expects that nearly all of the purchase price will be booked as goodwill or other intangibles. The Company has not determined how much of the purchase price will be classified as goodwill or other identifiable intangibles.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

         The  financial  condition  and results of  operations  presented in the
Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements and management's discussion and analysis are, to a large degree, dependent upon Middleburg Financial Corporation (the "Company") accounting policies. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

         Presented below is discussion of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of the Company's financial condition and results of operations. These Critical Accounting Policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements.

Allowance for Loan Losses

         The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan and lease portfolio. The Company maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with GAAP; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan and lease portfolio; and the loan grading system.

         The Company evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies (SFAS 5), with a group of loans that have similar characteristics.

         For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

         The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans and lease losses. This estimate of losses is compared to the allowance for loan and lease losses of the Company as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Valuation of Derivatives

         The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative financial instruments. The Company has used derivative financial instruments only for asset/liability management through the hedging of a specific transaction or position, and not for trading or speculative purposes. The Company's derivative financial instruments are classified as fair value hedges or cash flow hedges. Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. The change in fair value of cash flow hedges is recognized in other comprehensive income.

         Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the Company's financial condition or results of operations. See further information regarding derivatives  in  Note  6  (page  9)  of  the  Notes  to  Consolidated  Financial
Statements.

Financial Summary

         Net income for the three months ended March 31, 2002 increased 17.2% to $1.5 million or $.84 per diluted share compared to $1.3 million or $.73 per diluted share for the first three months of 2001. Annualized returns on average assets and equity for the three months ended March 31, 2002 were 1.7% and 19.3%, respectively, compared to 1.7% and 17.1% for the same period in 2001.

         Total assets for the Company increased to $361.0 million at March 31, 2002 compared to $354.1 million at December 31, 2001, representing an increase of $6.9 million or 2.0%. Total loans at March 31, 2002 were $202.4 million, an increase of $8.1 million from the December 31, 2001 balance of $194.3 million. The Company is located in one of the fastest growing counties and metropolitan areas in the United States. In addition, the Company has increased its customer base as a result of increased advertising and consolidation in the banking industry within its local market. These factors have contributed to the solid loan and deposit growth experienced over the past year. Due to the upward swing in the interest rate environment, mortgage refinancings and purchases have declined slightly in the local market and, as a result, loans held for sale decreased to $5.1 million at March 31, 2002 from $6.7 million at December 31, 2001. The investment portfolio increased 1.0% to $125.6 million at March 31, 2002 compared to $124.4 million at December 31, 2001. Deposits increased $9.4 million to $281.1 million at

March 31, 2002 from $271.7 million at December 31, 2001. Growth in the transactional accounts and time deposits accounts for $6.5 million and $2.8 million, respectively, of the increase during the first three months of 2002. Securities sold under agreements to repurchase with commercial checking accounts increased $1.5 million from $12.0 million at December 31, 2001 to $13.5 million at March 31, 2002.

         Shareholders' equity was $30.9 million at March 31, 2002. This amount represents an increase of 1.9% from the December 31, 2001 balance of $30.3 million. The book value per common share was $17.64 at March 31, 2002 and $17.31 at December 31, 2001.

Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $4.1 million for the first three months of 2002 compared to $3.0 million for the same period in 2001. The increase is attributed to both the significant growth in average earning assets as well as the effect that the lower interest rate environment had on the amount of interest expense paid on deposits. Average earning assets increased $66.7 million from $268.8 million at March 31, 2001 to $335.6 million at March 31, 2002. The average cost of interest bearing deposits was 2.10% for the three months ended March 31, 2002, a decrease of 155 basis points from the average cost of interest bearing deposits for the three months ended March 31, 2001. The total cost of funds decreased 133 basis points from 3.24% to 1.91% for the three months ended March 31, 2001 and 2002, respectively. The interest expense related to the trust preferred securities is also included in long-term debt interest expense and amounted to approximately $144,000 at March 31, 2002.

Noninterest Income

         Noninterest income consisting of fees from deposit accounts, fiduciary activities and mortgage banking decreased 22.3% to $1.1 million for the first three months of 2002 compared to $1.4 million for the same period in 2001. Most of the decline is attributed to the lack of obtainable gains from sales of securities available for sale. The Company realized $80,000 in net losses on the investment portfolio for the three months ended March 31, 2002. However, despite the recent upward swing in the interest rate environment, mortgage refinancings and purchases have remained strong in the local market and have provided significant volume increases in mortgage fees on loans held for sale. Service charges on deposit accounts for the first three months of 2002 totaled $351,000 compared to $312,000 for the same period in 2001, an increase of 12.5%. Commissions and fees from fiduciary activities were $319,000 for the three-month period ended March 31, 2001 compared to $358,000 for the same period in 2001. Fees on loans held for sale increased $44,000 or 14.7% to $343,000 at March 31, 2002 from the March 31, 2001 balance of $299,000. Other operating income decreased $28,000 to $171,000 for the three months ended March 31, 2002 compared to $199,000 for the same period in 2001.

Noninterest Expense

         Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total noninterest expense was $3.1 million for the first three months of 2002 compared to $2.7 million for the same period in 2001. This is a 14.2% increase from the three months ended March 31, 2001 to the three months ended March 31, 2002. Salary and benefit expense increased 11.7% from $1.7 million for the three months ended March 31, 2001 to $1.9 million for the three months ended March 31, 2002. The Company has increased its staffing in both the business development and operations areas to support the significant asset growth over the past three years. Commissions paid to employees for fee related business, such as mortgage originations and investment sales have increased by $18,000 to $198,000 as a result in the increase in sales volume. Net occupancy expense of premises increased $73,000 from $273,000 for the three months ended March 31, 2001 to $346,000 for the three months ended March 31, 2002.

Allowance for Loan Losses

         The allowance for loan losses at March 31, 2002 was $2.1 million compared to $1.9 million at March 31, 2001. The provision for loan losses was unchanged at $75,000 for the three months ended March 31, 2002, and March 31, 2001. The allowance for loan losses was 1.04% of total loans outstanding at March 31, 2002 and 1.04% of total loans outstanding at March 31, 2001. At March 31, 2002, net loan charge offs totaled $6,000. Total loans past due 90 days or more at March 31, 2002 were approximately $117,000. Non-performing loans increased to .09% of total loans outstanding at March 31, 2002 compared to .05% at March 31, 2001. Management believes that the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 2002. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholders' equity at March 31, 2002 and March 31, 2001 was $30.9 million and $28.7 million, respectively. Total common shares outstanding at March 31, 2002 were 1,752,558.

         At March 31, 2002 the Company's tier 1 and total risk-based capital ratios were 16.4% and 17.3%, respectively, compared to 16.4% and 17.3% at December 31, 2001. The Company's leverage ratio was 12.9% at March 31, 2002 compared to 12.5% at December 31, 2001. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK

Market and Interest Rate Risk

         Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company's primary market risk exposure is interest rate risk, though it should be noted that the assets under management by its trust subsidiary, Tredegar Trust
Company,  are  affected  by  equity  price  risk.  The  ongoing  monitoring  and management of this risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (ALCO) of the Company's banking subsidiary, Middleburg Bank. In this capacity, ALCO develops guidelines and strategies that govern the Company's asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

         Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change, affecting net interest income, the primary component of the Company's earnings. ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of the Company's net interest income sensitivity analysis during the quarter ended March 31, 2002 and the fiscal year of 2001 compared to the 10% Board-approved policy limit.

                                      For the quarter Ended March 31, 2002
                Rate Change         Estimated Net Interest Income Sensitivity
                -----------         -----------------------------------------

                                    High               Low            Average
                                    ----               ---            -------
                 + 200 bp          (2.51%)          (2.51%)          (2.51%)
                 - 200 bp           2.62%            2.62%            2.62%

                                      For the year ended December 31, 2001
                Rate Change         Estimated Net Interest Income Sensitivity
                -----------         -----------------------------------------

                                    High               Low            Average
                                    ----               ---            -------
                 + 200 bp          (2.21%)           (.32%)          (1.32%)
                 - 200 bp           3.24%            1.57%            2.44%


         Since December 31, 2001, the company's balance sheet has grown by nearly $7.0 million. Deposit inflows and the reduction in loans held for sale provided the funding for the growth in the loan and securities portfolios. Overall, the Company continues to have minimal interest rate risks to either falling or rising interest rates. The additions of fixed rate assets during the first quarter of 2002 have made the Company somewhat more liability sensitive in the short term, reducing its exposure to falling rates but slightly increasing the potential exposure to rising rates. Based upon first quarter 2002's simulation, the Company could expect a negative impact to net interest income of $421,000 over the next 12 months if rates rise 200 basis points. If rates decline 200 basis points, the Company could expect a positive impact to net interest income of $440,000 over the next 12 months.

         During 2001, the Company was able to test the parameters and assumptions of its simulation model in light of the 4.75% decrease in short term rates over 11 months. The simulation model proved to be accurate in its presentation of a company that benefits from falling interest rates. As presented in the table above, the Company has had minimal interest rate risks to either falling or rising interest rates over the past 15 months. The Company could expect a negative impact to net interest income of $364,000 if rates rise 200 basis points over the next 12 months. If rates decline 200 basis points, the Company could expect a positive impact to net interest income of $386,000 over the next 12 months.

         During May 2000, the Company entered into two interest rate swap agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments. The interest rate swap was used to offset the cost of offering a premium market rate on a promotional retail certificate of deposit. The Company raised $8.5 million in new deposits during this three-day promotion. The terms of the certificate of deposit and the fixed portion of the interest rate swap are identical. The notional principal amount of interest rate swaps outstanding was $8.5 million at March 31, 2002. The original term was 24 months. The weighted-average fixed payment rate was 7.0% at March 31, 2002. Variable interest payments received are based on three-month LIBOR. At March 31, 2002, the weighted average rate of variable market-indexed interest payment obligation to the Company was 1.56%. The effect of these agreements was to transform the certificates of deposit (fixed rate liabilities) to variable rate certificates of deposit (liabilities). The net income from these agreements was $112,779 for the three months ended March 31, 2002.

         The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels such as yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cashflows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances about the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

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


                                MIDDLEBURG FINANCIAL CORPORATION
                                                      (Registrant)


Date:  May 15, 2002                      /s/ Joseph L. Boling
                                ------------------------------------------------
                                         Joseph L. Boling
                                         Chairman of the Board & CEO


Date:  May 15, 2002                      /s/ Alice P. Frazier
                                ------------------------------------------------
                                         Alice P. Frazier
                                         Executive Vice President & CFO
                                         (Chief Accounting Officer)