Form 10-Q
period 2002-06-30
MIDDLEBURG FINANCIAL CORP
filed 2002-08-14
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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
                                                Yes       X         No
                                                       -------         -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          1,852,682 shares of common stock, par value $5.00 per share, outstanding as of August 14, 2002

                        MIDDLEBURG FINANCIAL CORPORATION


                                      INDEX


Part I.    Financial Information                                                              Page No.
         Item 1.      Financial Statements

                      Consolidated Balance Sheets                                                 3

                      Consolidated Statements of Income                                           4

                      Consolidated Statements of Changes in Shareholders' Equity                  5

                      Consolidated Statements of Cash Flows                                       6

                      Notes to Consolidated Financial Statements                                  7

          Item 2.     Management's Discussion and Analysis of Results of Operations
                                    and Financial Condition                                      11

          Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 16


Part II.     Other Information

         Item 1.      Legal Proceedings                                                          18

         Item 2.      Change in Securities and Use of Proceeds                                   18

         Item 3.      Defaults upon Senior Securities                                            18

         Item 4.      Submission of Matters to a Vote of Security Holders                        18

         Item 5.      Other Information                                                          18

         Item 6.      Exhibits and Reports on Form 8-K                                           19

Signatures                                                                                       20


                          PART I. FINANCIAL INFORMATION
Item 1.           FINANCIAL STATEMENTS

                        MIDDLEBURG FINANCIAL CORPORATION
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                       (Unaudited)
                                                         June 30,       December 31,
                                                           2002             2001
                                                      --------------- ------------------

        Assets:
           Cash and due from banks                         $10,456          10,053
           Interest-bearing balances in banks                  258             200
           Temporary investments:
               Federal funds sold                                -             925
               Other money market investments                1,802           1,797
           Securities (fair value:  June 30, 2002,
             $141,208 , December 31, 2001, $124,522 )      140,966         124,351
           Loans held for sale                               6,953           6,652
           Loans, net of allowances for loan losses of
             $2,202 in 2002 and $2,060 in 2001             210,010         194,340
           Bank premises and equipment, net                 10,357           8,069
           Other assets                                     13,288           7,714
                                                       -----------     -----------
                Total assets                             $ 394,090      $  354,101
                                                       ===========     ===========

        Liabilities and Shareholders' Equity
        Liabilities:
           Deposits:
              Non-interest bearing demand deposits       $  75,603     $    68,771
              Savings and interest-bearing demand deposits 124,568         111,148
              Time deposits                                 94,480          91,812
                                                        ----------     -----------
                   Total deposits                        $ 294,651     $   271,731

           Securities sold under agreements to
            repurchase                                   $  13,398      $   12,011
           Federal funds purchased                           1,100               -
           Federal Home Loan Bank Advances                   3,000           7,000
           Long-term debt                                   31,675          20,805
           Trust preferred debt                             10,000          10,000
           Other liabilities                                 3,492           2,216
                                                        ----------      ----------
                  Total liabilities                      $ 357,316      $  323,763
                                                        ----------      ----------

        Shareholders' Equity
          Common stock par value $5.00 per
           share, authorized 10,000,000 shares;
           issued and outstanding at June 30, 2002 -
           1,846,607
           issued and outstanding at December 31, 2001 -
           $1,752,258                                    $   9,233       $   8,761
          Capital surplus                                    3,359             741
          Retained earnings                                 23,196          21,084
          Accumulated other comprehensive income (loss)        986            (248)
                                                        ----------       ---------
              Total shareholders' equity                 $  36,774       $  30,338
                                                        ----------       ---------
        Total liabilities and shareholders' equity      $  394,090       $ 354,101
                                                        ==========       =========

          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                      Unaudited             Unaudited
                                                 -------------------------------------------
                                                   For the Six Months     For the Quarter
                                                     Ended June 30,        Ended June 30,
                                                    2002        2001       2002       2001
                                                 -------------------------------------------
          Interest Income
            Interest and fees on loans           $  8,022    $  8,048    $   4,043  $  4,072
            Interest on investment securities
               Taxable                                  2          12            1         6
               Exempt from federal income taxes       125         154           59        74
            Interest on securities available for
              sale
               Taxable                              2,608       1,373        1,374       685
               Exempt from federal income taxes       792         792          393       411
               Dividends                              140         143           69        72
            Interest on federal funds sold and
              other                                    47         132           24        85
                                                 ---------------------  --------------------
                Total interest income             $11,736     $10,654      $ 5,963   $ 5,405
                                                 ---------------------  --------------------
          Interest expense
            Interest on deposits                    2,169       3,040        1,069     1,519
            Interest on long-term debt                980         465          544       221
            Interest on short-term borrowings         141         606          60        242
                                                 ---------------------  --------------------
                Total interest expense            $ 3,290    $  4,111      $ 1,673   $ 1,982
                                                 ---------------------  --------------------
                Net interest income               $ 8,446    $  6,543      $ 4,290   $ 3,423
          Provision for loan losses                   150         150           75        75
                                                 ---------------------  --------------------
                Net interest income after
                  provision for loan losses       $ 8,296    $  6,393      $ 4,215   $ 3,348
                                                 ---------------------  --------------------
          Other Income
            Trust fee income                      $ 1,138    $    657      $   819   $   299
            Service charges on deposit accounts       822         711          471       399
            Net gains (losses) on securities
               available for sale                     (47)        246           33        (6)
            Fees on loans held for resale             746         574          403       275
            Other operating income                    293         322          122       123
                                                 ---------------------  --------------------
                 Total other income               $ 2,952    $  2,510     $  1,848  $  1,090
                                                 ---------------------  --------------------
          Other Expense
            Advertising                           $   238    $    170     $    140  $    101
            Salaries and employee benefits          4,131       3,428        2,188     1,688
            Net occupancy expense of premises         750         581          404       308
            Other operating expenses                1,721       1,392          980       733
                                                 ---------------------  --------------------
                 Total other expense              $ 6,840    $  5,571     $  3,712  $  2,830
                                                 ---------------------  --------------------
                 Income before income taxes       $ 4,408    $  3,332     $  2,351  $  1,608
                 Income taxes                       1,208         841          665       409
                                                 ---------------------  --------------------
                 Net income                         3,200       2,491        1,686     1,199
                                                 =====================  ====================


          Earnings per share, basic               $  1.79    $   1.43     $   0.92  $   0.69
          Earnings per share, diluted             $  1.74    $   1.40     $   0.90  $   0.67
          Dividends per share                     $  0.60    $   0.50     $   0.30  $   0.25

          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
            Consolidated Statement of Changes in Shareholders' Equity
                 For the Six Months ended June 30, 2002 and 2001
                                 (In Thousands)
                                   (Unaudited)


                                                                                        Accumulated
                                                                                           Other
                                              Common       Capital      Retained       Comprehensive    Comprehensive
                                               Stock       Surplus      Earnings       Income (Loss)        Income         Total
                                            ------------ --------------------------- ----------------------------------- -----------
Balances - December 31, 2000                 $ 8,696      $    556     $  17,616        $        403         $       -    $  27,271
Comprehensive Income
  Net income                                                               2,491                   -             2,491        2,491
  Issuance of common stock (13,011 shares)        65           185                                                              250
  Other comprehensive income
     net of tax:
  Unrealized gain on available for
     sale securities (net of tax $36)                                                                              69
  Reclassification adjustment for
     gains realized in net income (net of tax $84)                                                               (162)
                                                                                                         -------------
  Other comprehensive income (net of tax $48)                                                    (93)             (93)          (93)
                                                                                                         -------------
  Total comprehensive income                                                                              $     2,398
                                                                                                         =============
  Cash dividends declared                                                   (873)                                              (873)
                                           ----------  -----------   -----------      --------------                     -----------
Balances - June 30, 2001                    $  8,761    $      741    $   19,234          $      310                       $ 29,046
                                           ==========  ===========   ===========      ==============                     ===========

Balances - December 31, 2001                $  8,761    $      741    $   21,084          $     (248)                      $ 30,338
Comprehensive Income
  Net income                                                               3,200                                 3,200        3,200
  Issuance of common stock (94,349 shares)       472         2,618                                                            3,090
  Other comprehensive income net of tax:
  Unrealized gain on available for sale
     securities (net of tax $620)                                                                                1,203
  Reclassification adjustment for
     losses realized in net income (net of
     tax $16)                                                                                                       31
                                                                                                          ------------
  Other comprehensive income (net of tax
   $636)                                                                                       1,234             1,234        1,234
                                                                                                          ------------
  Total comprehensive income                                                                              $      4,434
                                                                                                          ============
  Cash dividends declared                                                 (1,088)                                            (1,088)
                                           ----------  -----------   -----------      --------------                     -----------
 Balances -June 30, 2002                    $  9,233    $    3,359    $   23,196       $         986                       $ 36,774
                                            ============ =========================== ==================                  ===========



          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                            Unaudited
                                                                                   For the Six Months Ended
                                                                               ------------------------------------
                                                                                 June 30,              June 30,
                                                                                   2002                  2001
                                                                               --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                     $    3,200           $   2,491
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities
     Provision for loan losses                                                          150                 150
     Depreciation and amortization                                                      512                 368
     Net (gains) losses on securities available for sale                                 47                (246)
     Net (gains) losses on sales of equipment                                            (3)                  3
     Discount accretion and premium amortization on securities, net                     (46)                (51)
     Originations of loans held for sale                                            (47,518)            (36,819)
     Proceeds from sales of loans held for sale                                      47,217              30,282
     Decrease (increase) in other assets                                             (1,616)             (1,216)
     Increase in other liabilities                                                    1,319                 586
                                                                               --------------       ---------------
      Net cash provided by (used in) operating activities                        $    3,262           $  (4,452)
                                                                               --------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and calls on investment securities  $      896           $     797
  Proceeds from maturity, principal paydowns and
     calls of securities available for sale                                           6,211               3,614
  Proceeds from sale of securities available for sale                                14,757              16,383
  Purchase of securities available for sale                                         (36,612)            (29,048)
  Purchase of subsidiary                                                             (1,240)                  -
  Net (increase) in loans                                                           (16,820)            (10,586)
  Proceeds from sale of bank premises and equipment                                      20                  31
  Purchases of bank premises and equipment                                           (2,712)               (690)
                                                                               --------------       ---------------
     Net cash (used in) investing activities                                    $   (35,500)          $ (19,499)
                                                                               --------------       ---------------
CASH FLOWS FROM FINANCING ACTIVTIES
  Net increase in demand deposits, NOW accounts, and savings accounts            $   20,252           $  9,333
  Net increase in certificates of deposits                                            2,668              4,042
  Net increase in Fed Funds purchased                                                 1,100                  -
  Proceeds from Federal Home Loan Bank advances                                      62,000             26,600
  Payment on Federal Home Loan Bank advances                                        (66,000)           (22,600)
  Proceeds from long term debt                                                       11,000                  -
  Payments on long-term debt                                                           (130)              (365)
  Cash dividends paid                                                                (1,088)              (800)
  Issuance of common stock                                                              590                250
  Increase (decrease) in securities sold under agreement to repurchase                1,387             (1,201)
                                                                               --------------       ---------------
     Net cash provided by financing activities                                   $   31,779           $ 15,259
                                                                               --------------       ---------------
    Decrease in cash and cash equivalents                                        $     (459)          $ (8,692)
CASH AND CASH EQUIVALENTS
  Beginning                                                                      $   12,975           $ 17,147
                                                                               ==============       ===============
  Ending                                                                         $   12,516              8,455
                                                                               ==============       ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors                                                       2,604              3,073
    Income taxes                                                                      1,207              1,069
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain (losses) on securities available for sale                          1,868               (141)
   Stock issuance for purchase of subsidiary                                          2,500                  -
   Note receivable forgiven in connection  with purchase of subsidiary                1,000                  -
   Exercise of option to purchase subsidiary                                          1,200


           See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations and changes in cash flows for the six months ended June 30, 2002 and 2001. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


Note 2.           Securities

         Securities being held to maturity as of June 30, 2002 are summarized as follows:

                              ------------------------------------------------------------
                                                    Gross          Gross
                                 Amortized        Unrealized     Unrealized     Market
                                    Cost            Gains         (Losses)      Value
                              ------------------------------------------------------------
                                                (In Thousands)
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                $          -      $        -        $      -     $         -
Obligations of states and
  political subdivisions             4,592             242               -           4,834

Mortgaged backed securities             55               -               -              55
                              ----------------- ---------------  ------------- -----------
                              $      4,647      $      242        $      -     $        55
                              ================= ===============  ============= ===========

         Securities available for sale as of June 30, 2002 are summarized below:

                                           ------------------------------------------------------------
                                                                 Gross          Gross
                                              Amortized       Unrealized      Unrealized     Market
                                                Cost             Gains         (Losses)       Value
                                           ------------------------------------------------------------
                                                            (In Thousands)
            U.S. Treasury securities
              and obligations of U.S.
              government corporations
              and agencies                  $    249      $     21             $       -    $      270
            Corporate securities               2,131            84                   (35)        2,180
            Obligations of states and
              political subdivisions          31,495           885                   (52)       32,328
            Mortgaged backed securities       87,435           947                  (161)       88,221
            Other                             13,508           162                  (350)       13,320
                                           -------------- ----------------     ------------- -----------
                                            $134,818      $  2,099             $    (598)    $ 136,319
                                           ============== ================     ============= ============


Note 3.

         The consolidated loan portfolio is composed of the following:

                                                    ------------------------------------
                                                        June 30,         December 31,
                                                          2002               2001
                                                    ------------------------------------
                                                              (In Thousands)
            Commercial, financial and agricultural $        22,839    $        22,993
            Real estate construction                        25,850             24,174
            Real estate mortgage                           151,050            137,332
            Installment loans to individuals                12,473             11,901
                                                 ------------------ -----------------
          Total loans                              $       212,212    $       196,400
           Less: Allowance for loan losses                   2,202              2,060
                                                 ------------------ -----------------
          Loans, net                               $       210,010    $       194,340
                                                 ================== =================

         The Company had $137,051 in non-performing assets at June 30, 2002.

Note 4.           Allowance for Loan Losses

         The following is a summary of transactions in the allowance for loan losses:

                                                    ---------------------------------
                                                       June 30,       December 31,
                                                         2002             2001
                                                    ---------------------------------
                                                    ---------------------------------
                                                              (In Thousands)
          Balance at January 1                      $      2,060     $     1,804
          Provision charged to operating expense             150             300
          Recoveries                                           6              39
          Loan losses                                        (14)            (83)
                                                   ---------------- ----------------
          Balance at the end of the period          $      2,202     $     2,060
                                                   ================ ================


Note 5.           Earnings Per Share

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders. There were no anti-dilutive effects from options at June 30, 2002.

                                         June 30, 2002              June 30, 2001
                                                   Per share                 Per share
                                       Shares        Amount       Shares      Amount
                                  ------------------------------------------------------
          Basic EPS               $  1,788,771    $      1.79     $ 1,739,890    $      1.43
                                                =============                    ============

          Effect of dilutive
             securities:
              stock options             51,068                        34,023
                                  -------------                  -------------
          Diluted EPS             $  1,839,839    $      1.74     $1,773,914     $      1.40
                                  ============= =============    =============   ============

Note 6.           Derivative Financial Instruments

         Interest rate swap agreements:

         During May 2000, the Company entered into two agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments (interest rate swaps). The agreements matured on May 15, 2002. The notional principal amount of interest rate swaps outstanding during the contract period was $8,525,000. The original term to maturity was 24 months. The weighted-average fixed payment rate was 7.0% during the life of the agreement period. Variable interest payments received are based on three-month LIBOR. At May 15, 2002, the weighted average rate of variable market-indexed interest payment obligations to the Company was 1.56%. The effect of these agreements was to transform fixed rate liabilities to variable rate liabilities. The net income from these agreements was $169,774 for the six month period ended June 30, 2002, which was charged to income as it accrued.

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


Note 8.               Acquisition of Subsidiary

         On August 9, 1999, the Company purchased one percent of the issued and outstanding capital stock of Gilkison Patterson Investment Advisors, Inc. ("GPIA"), an investment advisory firm based in Alexandria, Virginia. The Company also acquired the right to purchase all of the remaining authorized, issued and outstanding shares of GPIA capital stock on or after July 1, 2001. This option was extended through June 30, 2002. On April 1, 2002, the Company completed the acquisition of GPIA. The terms of the transaction include a total purchase price of $6 million, which included 59,874 shares ($2.5 million value) of the Company's common stock issued to the shareholders of GPIA. Based on a purchase price valuation, the Company allocated approximately 60% of the purchase price to identified intangibles with a weighted-average life of 12.5 years. The remaining 40% of the purchase price has been treated as goodwill.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

         The  financial  condition  and results of  operations  presented in the
Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements and management's discussion and analysis are, to a large degree, dependent upon the accounting policies of Middleburg Financial Corporation (the "Company"). The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

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

Allowance for Loan Losses

         The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan and lease portfolio. The Company maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan and lease portfolio; and the loan grading system.

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

Intangibles and Goodwill

         The Company has approximately $7.1 million in intangible assets and goodwill at June 30, 2002, an increase of $6.1 million since December 31, 2001. The increase is associated with the April 1, 2002 acquisition of Gilkison Patterson Investment Advisors, Inc. ("GPIA"), a registered investment advisor. In connection with this investment, a purchase price valuation (using FAS 141 and 142 as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years. The remainder of the purchase price has been allocated to goodwill.

         The purchase price allocation process requires management estimates and judgment as to expectations for the life span of various customer relationships as well as the value that key members of management add to the success of the Company. For example, customer attrition rates were determined based upon assumptions that the past five years may predict the future. If the actual attrition rates, among other assumptions, differed from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require an acceleration in the amortization expense.

         In addition, FAS 142 requires that goodwill be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Processes and procedures have been identified for the two-step process.

         When the Company completes its ongoing review of the recoverability of intangible assets and goodwill, factors that are considered important to determining whether an impairment might exist include loss of customers acquired or significant withdrawals of the assets currently under management and/or early retirement or termination of key members of management. Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company's financial condition and results of operations.

Financial Summary

         Net income for the six months ended June 30, 2002 increased 28.5% to $3.2 million or $1.74 per diluted share compared to $2.5 million or $1.40 per diluted share for the first six months of 2001. Annualized returns on average assets and equity for the six months ended June 30, 2002 were 1.7% and 19.1%, respectively, compared to 1.6% and 17.1% for the same period in 2001.

         Total assets for the Company increased to $394.1 million at June 30, 2002 compared to $354.1 million at December 31, 2001, representing an increase of $40.0 million or 11.3%. Total loans at June 30, 2002 were $210.0 million, an increase of $15.7 million from the December 31, 2001 balance of $194.3 million. The Company is located in one of the fastest growing counties and metropolitan areas in the United States. In addition, the Company has increased its customer base as a result of increased advertising and consolidation in the banking industry within its local market. These factors have contributed to the solid loan and deposit growth experienced over the past year.

         To better accommodate the Company's expanding employee base, a two story, 19,000 square foot operations center was constructed and was placed in service during June 2002. Nearly half of the Company's employees are now working in the operations center. In addition to the operations and administrative staff, the center also houses the Company's mortgage banking operations. The facility is adjacent to the Company's Leesburg, Virginia branch. Approximately $2.5 million was spent on the land and construction of the operations center.

         The investment portfolio increased 13.4% to $141.0 million at June 30, 2002 compared to $124.4 million at December 31, 2001. Deposits increased $22.9 million to $294.7 million at June 30, 2002 from $271.7 million at December 31, 2001. Growth in the transactional accounts and time deposits accounts for $20.3 million and $2.6 million, respectively, of the increase during the first six months of 2002. Securities sold under agreements to repurchase with commercial checking accounts increased $1.4 million from $12.0 million at December 31, 2001 to $13.4 million at June 30, 2002.

         Shareholders' equity was $36.8 million at June 30, 2002. This amount represents an increase of 21.2% from the December 31, 2001 balance of $30.3 million. The majority of the increase resulted from the shares of common stock issued by the Company for the acquisition of GPIA on April 1, 2002. The company issued 59,874 shares of common stock for the acquisition. The book value per common share was $19.91 at June 30, 2002 and $17.31 at December 31, 2001.

Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $8.4 million for the first six months of 2002 compared to $6.5 million for the same period in 2001. The increase is attributed to both the significant growth in average earning assets as well as the effect that the lower interest rate environment had on the amount of interest expense paid on deposits. Average earning assets increased $69.2 million from $277.0 million at June 30, 2001 to $346.2 million at June 30, 2002. Accordingly, interest income increased

10.2% compared to the six month period ended June 30 , 2001. The Company continues to experience growth in its lower-cost deposit products. Average deposits increased $54.3 from $229.0 million at June 30, 2001. Increases in lower cost deposit products combined with the lower interest rate environment resulted in a 20.0% decrease in interest expense for the six months ended June 30, 2002 compared to the same period in 2001.

Noninterest Income

         Noninterest income consisting of fees from deposit accounts, fiduciary activities and mortgage banking increased 17.6% to $3.0 million for the first six months of 2002 compared to $2.5 million for the same period in 2001. The Company realized $47,000 in net losses on the investment portfolio for the six months ended June 30, 2002. Mortgage refinancings and purchases have remained strong in the local market and have provided significant volume increases in mortgage fees on loans held for sale. Fees on loans held for resale increased 30.0% to $746,000 at June 30, 2002 from the $574,000 balance at June 30, 2001.
Service charges on deposit accounts for the first six months of 2002 totaled $822,000 compared to $711,000 for the same period in 2001, an increase of 15.6%. Commissions and fees from fiduciary activities were $1.1 million for the six-month period ended June 30, 2002 compared to $657,000 for the same period in 2001. GPIA, the Company's newest subsidiary, contributed nearly $502,000 in gross fees to the commission and fees from fiduciary activities total. Other operating income decreased $29,000 to $293,000 for the six months ended June 30, 2002 compared to $322,000 for the same period in 2001.

Noninterest Expense

         Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total noninterest expense was $6.8 million for the first six months of 2002 compared to $5.6 million for the same period in 2001. This is a 22.8% increase from the six months ended June 30, 2001 to the six months ended June 30, 2002. Salary and benefit expense increased 20.5% from $3.4 million for the six months ended June 30, 2001 to $4.1 million for the six months ended June 30, 2002. The Company has increased its staffing in both the business development and operations areas to support the significant asset growth over the past three years. Commissions paid to employees for fee related business, such as mortgage originations and investment sales have increased by $65,000 to $402,000 as a result in the increase in sales volume. Net occupancy expense of premises increased $169,000 from $581,000 for the six months ended June 30, 2001 to $750,000 for the six months ended June 30, 2002.

Allowance for Loan Losses

         The allowance for loan losses at June 30, 2002 was $2.2 million compared to $1.9 million at June 30, 2001. The provision for loan losses was unchanged at $150,000 for the six months ended June 30, 2002, and June 30, 2001. The allowance for loan losses was 1.04% of total loans outstanding at June 30, 2002 and 1.03% of total loans outstanding at June 30, 2001. At June 30, 2002, net loan charge offs totaled $8,000. Total loans past due 90 days or more at June 30, 2002 were approximately $92,000. Non-performing loans decreased to .07% of total loans outstanding at June 30, 2002 compared to .08% at June 30, 2001. Management believes that the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at June 30, 2002. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholders' equity at June 30, 2002 and June 30, 2001 was $36.8 million and $29.0 million, respectively. Total common shares outstanding at June 30, 2002 were 1,846,607.

         At June 30, 2002 the Company's tier 1 and total risk-based capital ratios were 15.8% and 14.9%, respectively, compared to 16.4% and 17.3% at December 31, 2001. The Company's leverage ratio was 10.0% at June 30, 2002 compared to 12.5% at December 31, 2001. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of the Company's net interest income sensitivity analysis during the six months ended June 30, 2002 as well as the fiscal year of 2001 compared to the 10% Board-approved policy limit.

                                       For the Six Months Ended  June 30, 2002
         Rate Change                  Estimated Net Interest Income Sensitivity
         -----------                  -----------------------------------------

                                     High               Low            Average
         + 200 bp                   (2.51%)          (2.18%)          (2.35%)
         - 200 bp                    2.62%            1.24%            1.93%

                                        For the Year Ended December 31, 2001
         Rate Change                  Estimated Net Interest Income Sensitivity
         -----------                  -----------------------------------------

                                     High               Low            Average
         + 200 bp                   (2.21%)           (.32%)          (1.32%)
         - 200 bp                    3.24%            1.57%            2.44%

         Since December 31, 2001, the company's balance sheet has grown by nearly $40.0 million. Deposit inflows provided the funding for the growth in the loan and securities portfolios. Overall, the Company continues to have minimal interest rate risks to either falling or rising interest rates. The addition of fixed rate assets during the first six months of 2002 has made the Company somewhat more liability sensitive in the short term, reducing its exposure to falling rates but slightly increasing the potential exposure to rising rates. Based upon first six months of 2002's simulation, the Company could expect an average negative impact to net interest income of $405,000 over the next 12 months if rates rise 200 basis points. If rates decline 200 basis points, the Company could expect a positive impact to net interest income of $330,000 over the next 12 months.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on Wednesday, April 17, 2002 in Middleburg, Virginia. The shareholders were asked to vote on the election of the directors of the Company and to change the name of the Company from "Independent Community Bankshares, Inc." to "Middleburg Financial Corporation".

         The votes cast for or withheld for the election of the directors were as follows:

                    NAME                              FOR               WITHHELD
                    ----                              ---               --------

         Howard M. Armfield                         1,255,645            32,105
         Joseph L. Boling                           1,250,666            37,084
         Childs Frick Burden                        1,255,658            32,092
         J. Lynn Cornwell, Jr.                      1,255,545            32,205
         William F. Curtis                          1,287,150               600
         Robert C. Gilkison                         1,287,237               513
         C. Oliver Iselin, III                      1,255,558            32,192
         Gary D. LeClair                            1,255,658            32,092
         Thomas W. Nalls                            1,255,658            32,092
         John Sherman                               1,255,658            32,092
         Millicent W. West                          1,255,545            32,205
         Edward T. Wright                           1,287,250               500

         The votes cast for, against or abstain to approve an amendment to the Company's Articles of Incorporation to change the name of the Company to "Middleburg Financial Corporation" were as follows:

                                                   FOR       AGAINST    ABSTAIN
                                                   ---       -------    -------
         Name Change to Middleburg Financial
            Corporation                         1,232,581     35,849     19,315


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  99.1     Statement  of  Chief  Executive   Officer  and  Chief
                           Financial Officer Pursuant to 18 U.S.C.ss.1350

         b)       Reports on Form 8-K

                  On May 15, 2002, the Company filed a Current Report on Form 8-K dated May 15, 2002 to disclose, under Item 5, the announcement of the change in the name of the Company to "Middleburg Financial Corporation."

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MIDDLEBURG FINANCIAL CORPORATION
                                               (Registrant)


Date:  August 14, 2002                  /s/Joseph L. Boling
                                        ------------------------------------
                                                Joseph L. Boling
                                                Chairman of the Board & CEO


Date:  August 14, 2002                  /s/Alice P. Frazier
                                        ------------------------------------
                                                Alice P. Frazier
                                                Executive Vice President & CFO
                                                (Chief Accounting Officer)