Form 10-Q
period 2002-09-30
MIDDLEBURG FINANCIAL CORP
filed 2002-11-14
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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
                                                                Yes  X   No
                                                                    ---     ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes      No  X
                                                                    ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          1,852,682 shares of common stock, par value $5.00 per share, outstanding as of November 1, 2002

                        MIDDLEBURG FINANCIAL CORPORATION


                                      INDEX


Part I.      Financial Information                                     Page No.

         Item 1.      Financial Statements

                      Consolidated Balance Sheets                             3

                      Consolidated Statements of Income                       4

                      Consolidated Statements of Changes in Shareholders'
                       Equity                                                 5

                      Consolidated Statements of Cash Flows                   6

                      Notes to Consolidated Financial Statements              7

          Item 2.     Management's Discussion and Analysis of Results of
                       Operations and Financial Condition                    12

          Item 3.     Quantitative and Qualitative Disclosures About
                       Market Risk                                           17

          Item 4.     Controls and Procedures                                18


Part II.     Other Information

          Item 1.     Legal Proceedings                                      20

          Item 2.     Change in Securities and Use of Proceeds               20

          Item 3.     Defaults upon Senior Securities                        20

          Item 4.     Submission of Matters to a Vote of Security Holders    20

          Item 5.     Other Information                                      20

          Item 6.     Exhibits and Reports on Form 8-K                       20

Signatures                                                                   21

                          PART I. FINANCIAL INFORMATION
Item 1.         FINANCIAL STATEMENTS

                        MIDDLEBURG FINANCIAL CORPORATION
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                             (Unaudited)
                                                             September 30,   December 31,
                                                                  2002           2001
                                                             -------------   ------------
Assets:

   Cash and due from banks                                      $  14,876   $  10,053
   Interest-bearing balances in banks                                 278         200
   Temporary investments:
       Federal funds sold                                           9,000         925
       Other money market investments                               1,277       1,797
   Securities (fair value:  September 30, 2002,
     $145,743 , December 31, 2001, $124,522 )                     145,452     124,351
   Loans held for sale                                             12,567       6,652
   Loans, net of allowances for loan losses of $2,240 in 2002
     and $2,060 in 2001                                           207,278     194,340
   Bank premises and equipment, net                                11,768       8,069
   Other assets                                                    11,704       7,714
                                                                ---------   ---------

         Total assets                                           $ 414,200   $ 354,101
                                                                =========   =========

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing demand deposits                         85,784      68,771
      Savings and interest-bearing demand deposits                130,752     111,148
      Time deposits                                                99,340      91,812
                                                                ---------   ---------
           Total deposits                                       $ 315,876   $ 271,731

   Securities sold under agreements to
    repurchase                                                  $  13,386   $  12,011
   Federal Home Loan Bank Advances                                      -       7,000
   Long-term debt                                                  31,610      20,805
   Trust preferred debt                                            10,000      10,000
   Other liabilities                                                3,550       2,216
                                                                ---------   ---------
          Total liabilities                                     $ 374,422   $ 323,763
                                                                ---------   ---------

Shareholders' Equity
  Common stock par value $5.00 per
   share, authorized 10,000,000 shares;
   issued and outstanding at September 30, 2002 - 1,846,607
   issued and outstanding at December 31, 2001 - 1,752,258      $   9,263   $   8,761
  Capital surplus                                                   3,433         741
  Retained earnings                                                24,272      21,084
Accumulated other comprehensive income (loss)                       2,810        (248)
                                                                ---------   ---------
           Total shareholders' equity                           $  39,778   $  30,338
                                                                ---------   ---------

Total liabilities and shareholders' equity                      $ 414,200   $ 354,101
                                                                =========   =========

          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                   Unaudited           Unaudited
                                             ------------------------------------------
                                              For the Nine Months    For the Quarter
                                              Ended September 30,   Ended September 30,
                                                2002        2001     2002        2001
                                             ---------   --------- --------   ---------
Interest Income
  Interest and fees on loans                $  12,153   $ 12,197  $   4,131  $   4,149
  Interest on investment securities
     Taxable                                        3         17          1          5
     Exempt from federal income taxes             183        226         58         72
  Interest on securities available for sale
     Taxable                                    3,998      2,157      1,391        784
     Exempt from federal income taxes           1,182      1,199        389        407
     Dividends                                    179        208         39         65
  Interest on federal funds sold and other         67        169         20         37
                                            ---------   --------  ---------  ---------
      Total interest income                 $  17,765   $ 16,173  $   6,029  $   5,519
                                            ---------   --------  ---------  ---------
Interest Expense
  Interest on deposits                      $   3,188   $  4,519  $   1,019  $   1,479
  Interest on long-term debt                    1,153        759        173        294
  Interest on short-term borrowings               587        798        446        192
                                            ---------   --------  ---------  ---------
      Total interest expense                $   4,928   $  6,076  $   1,638  $   1,965
                                            ---------   --------  ---------  ---------
      Net interest income                   $  12,837   $ 10,097  $   4,391  $   3,554
Provision for loan losses                         225        225         75         75
                                            ---------   --------  ---------  ---------
      Net interest income after provision
       for loan losses                      $  12,612   $  9,872  $   4,316  $   3,479
                                            ---------   --------  ---------  ---------
Other Income
  Trust and investment advisory fee income  $   1,934   $    976  $     796  $     319
  Service charges on deposit accounts           1,344      1,063        522        352
  Net gains (losses) on securities
     available for sale                           (78)       312        (31)        66
  Fees on loans held for sale                   1,310      1,028        564        454
  Other operating income                          472        451        179        129
                                            ---------   --------  ---------  ---------

       Total other income                   $   4,982   $  3,830  $   2,030  $   1,320
                                            ---------   --------  ---------  ---------
Other Expense
  Salaries and employee benefits            $   6,618   $  5,189  $   2,487  $   1,761
  Net occupancy expense of premises             1,245        872        495        291
  Other operating expenses                      2,707      2,215        986        823
  Advertising                                     327        224         89         54
                                            ---------   --------  ---------  ---------
       Total other expense                  $  10,897   $  8,500  $   4,057  $   2,929
                                            ---------   --------  ---------  ---------

       Income before income taxes           $   6,697   $  5,202  $   2,289  $   1,870
       Income taxes                             1,855      1,322        647        481
                                            ---------   --------  ---------  ---------
       Net income                           $   4,842   $  3,880  $   1,642  $   1,389
                                            =========   ========  =========  =========

Earnings per weighted average share:
Earnings per share, basic                   $    2.68   $   2.22  $    0.89  $    0.79
Earnings per share, diluted                 $    2.61   $   2.18  $    0.87  $    0.77
Dividends per share                         $    0.90   $   0.75  $    0.30  $    0.25


          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
            Consolidated Statement of Changes in Shareholders' Equity
              For the Nine Months ended September 30, 2002 and 2001
                                 (In Thousands)
                                   (Unaudited)


                                                                                           Accumulated
                                                                                              Other
                                                  Common       Capital      Retained       Comprehensive    Comprehensive
                                                  Stock        Surplus      Earnings       Income (Loss)        Income       Total
                                                 ---------     --------     --------       ------------       -----------   -------
Balances - December 31, 2000                      $ 8,696      $   556      $ 17,616        $     403           $       -   $27,271

Comprehensive Income
  Net income                                                                   3,880                                3,880         -
  Issuance of common shares in stock
      option plan (13,011 shares)                      65          185                                                          250
  Other comprehensive income
     net of tax:
  Unrealized gain on available for
     sale securities (net of tax $452)                                                                                873
  Reclassification adjustment for
     gains realized in net income (net of tax $106)                                                                  (206)
                                                                                                                  -------
  Other comprehensive income (net of tax $346)                                                    667                 667       667
                                                                                                                  -------
  Total comprehensive income                                                                                      $ 4,547
                                                                                                                  =======
  Cash dividends declared                                                     (1,311)                                        (1,311)
                                                   -------     -------    ---------         --------                        --------
Balances - September 30, 2001                      $ 8,761     $   741     $  20,185        $   1,070                       $26,877
                                                   =======     =======    =========         =========                       =======


Balances - December 31, 2001                       $ 8,761     $   741     $  21,084 $           (248)          $       -   $30,338
  Net income                                                                   4,842                                4,842     4,842
  Issuance of common stock (100,424 shares)            502       2,692                                                        3,194
  Other comprehensive income net of tax:
  Unrealized gains on available for sale
     securities (net of tax $1,548)                                                                                 3,007
  Reclassification adjustment for
     losses realized in net income (net of tax $27)                                                                    51
                                                                                                               ----------
  Other comprehensive income (net of tax $1,575)                                                3,058               3,058     3,058
                                                                                                               ----------
  Total comprehensive income                                                                                   $    7,900
  Cash dividends declared                                                    (1,654)                           ==========    (1,654)
                                                   -------     -------    ---------         --------                        --------
Balances - September 30, 2002                      $ 9,263     $ 3,433    $  24,272         $   2,810                       $39,778
                                                   =======     =======    =========         =========                       =======



          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                               Unaudited
                                                                       For the Nine Months Ended
                                                                   ----------------------------------
                                                                       September 30, September 30,
                                                                            2002         2001
                                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $   4,842  $   3,880
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities
     Provision for loan losses                                                  225        225
     Depreciation and amortization                                              866        564
     Net (gains) losses on securities available for sale                         78       (312)
     Net (gains) losses on sales of equipment                                    (3)         3
     Discount accretion and premium amortization on securities, net             (76)      (105)
     Originations of loans held for sale                                    (85,297)   (64,035)
     Proceeds from sales of loans held for sale                              79,382     55,356
     Decrease (increase) in other assets                                        126     (2,136)
     Increase in other liabilities                                               51      1,149
                                                                        -----------   --------
      Net cash provided by (used in) operating activities               $      194    $ (5,411)
                                                                        -----------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and calls on investment
    securities                                                          $       896        987
  Proceeds from maturity, principal paydowns and
    calls of securities available for sale                                   11,147      5,984
  Proceeds from sale of securities available for sale                        19,572     20,426
  Purchase of securities available for sale                                 (48,084)   (42,335)
  Purchase of subsidiary                                                     (1,240)       -
  Net (increase) in loans                                                   (14,163)   (17,459)
  Proceeds from sale of bank premises and equipment                              31         34
  Purchases of bank premises and equipment                                   (4,379)    (1,552)
                                                                        ------------ ---------
     Net cash (used in) investing activities                            $   (36,220) $ (33,915)
                                                                        ------------ ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts, and savings accounts   $    29,482  $  19,506
  Net increase in certificates of deposits                                   14,663     13,794
  Proceeds from Federal Home Loan Bank advances                              87,000     49,100
  Payment on Federal Home Loan Bank advances                                (94,000)   (44,100)
  Proceeds from long term debt                                               11,000          -
  Payments on long-term debt                                                   (195)      (430)
  Cash dividends paid                                                        (1,538)    (1,238)
  Issuance of common stock                                                      695        250
  Increase (decrease) in securities sold under agreement to repurchase        1,375       (557)
                                                                        -----------  ---------
     Net cash provided by financing activities                          $    48,482  $  36,325
                                                                        -----------  ---------
    Increase (decrease) in cash and cash equivalents                    $    12,456  $  (3,001)
CASH AND CASH EQUIVALENTS
  Beginning                                                             $    12,975  $  17,147
                                                                        ===========  =========
  Ending                                                                $    25,431  $  14,146
                                                                        ===========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid                                                             5,118      4,596
    Income taxes                                                              1,774      1,567
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain on securities available for sale                           4,633      1,013
   Stock issuance for purchase of subsidiary                                  2,500          -
   Note receivable forgiven in connection  with purchase of subsidiary        1,000          -
   Exercise of option to purchase subsidiary                                  1,200          -

          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

Note 1.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2002 and 2001. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


Note 2.           Securities

         Securities being held to maturity as of September 30, 2002 are summarized as follows:

                              ---------------------------------------------------------
                                                 Gross          Gross
                                Amortized      Unrealized    Unrealized      Market
                                  Cost           Gains        (Losses)       Value
                              ---------------------------------------------------------
                                             (In Thousands)
Obligations of states and
  political subdivisions       $  4,592        $      291      $      -      $   4,883

Mortgaged backed securities          54                 -             -             54
                               --------        ----------      -------       ---------
                               $  4,646        $      291      $      -      $    4937
                               ========        ==========      =======       =========



         Securities available for sale as of September 30, 2002 are summarized below:


                               ------------------------------------------------------------
                                                     Gross          Gross
                                  Amortized       Unrealized      Unrealized     Market
                                    Cost             Gains         (Losses)       Value
                               ------------------------------------------------------------
                                                (In Thousands)
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                   $     249             26    $       -        $     275
Corporate securities                 2,224             77          (35)           2,266
Obligations of states and
  political subdivisions            31,444          1,721            -           33,165
Mortgaged backed securities         89,216          2,673           (6)          91,883
Other                               13,411            177         (371)          13,217
                                 ---------      ---------    ---------        ---------
                                 $ 136,544      $   4,674    $    (412)       $ 140,806
                                 =========      =========    =========        =========


Note 3.

         The consolidated loan portfolio is composed of the following:

                                               --------------------------------
                                                 September 30,  December 31,
                                                     2002          2001
                                               -------------------------------
                                                       (In Thousands)


  Commercial, financial and agricultural          $ 21,493      $ 22,993
  Real estate construction                          19,821        24,174
  Real estate mortgage                             156,537       137,332
  Installment loans to individuals                  11,667        11,901
Total loans                                        209,518       196,400
Less: Allowance for loan losses                      2,240         2,060
Loans, net                                        $207,278      $194,340

         The Company had $633,000 in non-performing assets at September 30, 2002.

Note 4.           Allowance for Loan Losses

         The following is a summary of transactions in the allowance for loan losses:

                                              ----------------------------------
                                               September 30,     December 31,
                                                    2002             2001
                                              ----------------------------------
                                              ----------------------------------
                                                        (In Thousands)
Balance at January 1                               $ 2,060         $ 1,804
Provision charged to operating expense                 225             300
Recoveries                                              16              39
Charge offs                                            (61)            (83)
                                                   -------         -------
Balance at the end of the period                   $ 2,240         $ 2,060
                                                   =======         =======


Note 5.           Earnings Per Share

         The following tables show the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

                                              For the Nine Months Ended
                                   September 30, 2002           September 30, 2001
                                               Per share                    Per share
                                  Shares         Amount        Shares         Amount
                              ----------------------------------------------------------
       Basic EPS                  1,810,048     $  2.68        1,744,013     $    2.22
                                                -------                      ---------
       Effect of dilutive
          securities:
           stock options             44,787                       36,075
                                  ---------                   ---------
       Diluted EPS                1,854,835     $  2.61        1,780,088     $    2.18
                                  =========     =======        =========     =========



                                                For the Quarter Ended
                                   September 30, 2002           September 30, 2001
                                               Per share                    Per share
                                  Shares         Amount        Shares         Amount
                              ----------------------------------------------------------
          Basic EPS              1,852,602     $    0.89         1,752,258  $     0.79
                                               ==========                   ==========
          Effect of dilutive
             securities:
              stock options         32,225                          44,332
                                 ---------                       ---------
          Diluted EPS            1,884,827     $    0.87         1,796,590  $     0.77
                              ==========================================================


Note 6.           Derivative Financial Instruments

         Interest rate swap agreements:

         During May 2000, the Company entered into two agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments (interest rate swaps). The agreements matured on May 15, 2002. The notional principal amount of interest rate swaps outstanding during the contract period was $8,525,000. The original term to maturity was 24 months. The weighted-average fixed payment rate received was 7.0% during the life of the agreement period. Variable interest payments were based on three-month LIBOR. The effect of these agreements was to transform fixed rate liabilities to variable rate liabilities. The net income from these agreements was $169,774 for the nine-month period ended September 30, 2002, which was charged to income as it accrued.

Note 7.            Recent Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

         In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31 2002, with early application encouraged.

         The Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

         Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

         This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

         The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001). Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense. The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill. The adoption of theses standards will not have a material impact on the company's financial statements.

Note 8.               Acquisition of Subsidiary

         On August 9, 1999, the Company purchased one percent of the issued and outstanding capital stock of Gilkison Patterson Investment Advisors, Inc. ("GPIA"), an investment advisory firm based in Alexandria, Virginia. The Company also acquired the right to purchase all of the remaining authorized, issued and outstanding shares of GPIA capital stock on or after July 1, 2001. This option was extended through June 30, 2002. On April 1, 2002, the Company completed the acquisition of GPIA. The terms of the transaction include a total purchase price of $6 million, which included 59,874 shares ($2.5 million value) of the Company's common stock issued to the shareholders of GPIA. Based on a purchase price valuation, the Company allocated approximately 61% of the purchase price to identified intangibles with a weighted-average life of 12.5 years. The remaining 39% of the purchase price has been treated as goodwill.

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

         Presented below is discussion of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of the Company's financial condition and results of operations. These Critical Accounting Policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 (the "Form 10-KSB").

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

         Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the Company's financial condition or results of operations. See further information regarding derivatives in Note 6 (page 9) of the Notes to Consolidated Financial Statements in the Company's Form 10-KSB.

Intangibles and Goodwill

         The Company has approximately $7.1 million in intangible assets and goodwill at September 30, 2002, an increase of $6.1 million since December 31, 2001. The increase is associated with the April 1, 2002 acquisition of Gilkison Patterson Investment Advisors, Inc. ("GPIA"), a registered investment advisor. In connection with this investment, a purchase price valuation (using FAS 141 and 142 as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years. The remainder of the purchase price has been allocated to goodwill.

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

Financial Summary

         Net income for the nine months ended September 30, 2002 increased 24.8% to $4.8 million or $2.60 per diluted share compared to $3.9 million or $2.18 per diluted share for the first nine months of 2001. Annualized returns on average assets and equity for the nine months ended September 30, 2002 were 1.7% and 18.3%, respectively, compared to 1.7% and 17.5% for the same period in 2001.

         Total assets for the Company increased to $414.2 million at September 30, 2002 compared to $354.1 million at December 31, 2001, representing an increase of $60.1 million or 17.0%. Total loans at September 30, 2002 were $207.3 million, an increase of $13.0 million from the December 31, 2001 balance of $194.3 million. The Company is located in one of the fastest growing counties and metropolitan areas in the United States. In addition, the Company has increased its customer base as a result of increased advertising and consolidation in the banking industry within its local market. These factors have contributed to the solid loan and deposit growth experienced over the past year. However, decreased loan demand and increased loan prepayments as a result of the current business cycle rather than increased competition hampered loan growth in the third quarter of 2002.

         The investment portfolio increased 17.0% to $145.5 million at September 30, 2002 compared to $124.4 million at December 31, 2001. Deposits increased $44.2 million to $315.9 million at September 30, 2002 from $271.7 million at December 31, 2001. Growth in the demand and low interest bearing transactional accounts of $17.0 million and $19.6 million, respectively, accounts for the majority of the increase during the first nine months of 2002. While the Company has experienced significant growth in the balances within the low cost deposit categories, management believes that the growth is more related to an increase in the number of accounts and relationships with new clients rather than an existing client's decision to shift money from personal investments in stocks. Time deposits increased $7.5 million since December 31, 2001 to $99.3 million. As of September 30, 2002, the Company had approximately $10.0 million of municipal deposits that were expected to be withdrawn within the fourth quarter. Securities sold under agreements to repurchase with commercial checking accounts increased $1.4 million from $12.0 million at December 31, 2001 to $13.4 million at September 30, 2002.

         Shareholders' equity was $39.8 million at September 30, 2002. This amount represents an increase of 31.4% from the December 31, 2001 balance of $30.3 million. The majority of the increase resulted from the shares of common stock issued by the Company for the acquisition of GPIA on April 1, 2002 and retained earnings. The company issued 59,874 shares of common stock for the acquisition. The book value per common share was $21.71 at September 30, 2002 and $17.31 at December 31, 2001.

Net Interest Income

         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $12.8 million for the first nine months of 2002 compared to $10.1 million for the same period in 2001. Average earning assets increased $70.3 million from $282.6 million at September 30, 2001 to $352.9 million at September 30, 2002. Accordingly, interest income increased 9.8% compared to the nine month period ended September 30, 2001. The

Company continues to experience a majority of its funding growth in its lower-cost deposit products. Average deposits increased $54.7 million from $234.0 million at September 30, 2001 to $289.0 million at September 30, 2002. Increases in lower cost deposit products combined with the lower interest rate environment resulted in a 18.9% decrease in interest expense for the nine months ended September 30, 2002 compared to the same period in 2001.

         The net interest margin was 5.09% for the nine months ended September 30, 2002 compared to 5.13% for the same period in 2001. The net interest margin for the third quarter of 2002 declined 23 basis points compared to the second quarter of 2002. The decline stems from significant prepayments in both the investment and loan portfolio which are being reinvested in lower yields.

         During the third quarter of 2002, net interest income increased $101,000 to $4.4 million compared to $4.3 million for the second quarter of 2002. The increase in net interest income is attributed to the growth in average earning assets offset slightly by a decrease in the net interest margin.

Noninterest Income

         Noninterest income (excluding net gains (losses) on securities available for sale) increased 43.8% to $5.1 million for the first nine months of 2002 compared to $3.5 million for the same period in 2001. Noninterest income increased approximately $246,000 during the third quarter of 2002 compared to an increase of $158,000 during the third quarter of 2001. Mortgage refinancings and purchases have remained strong in the local market and have provided significant volume increases in mortgage fees on loans held for sale. Fees on loans held for sale increased 27.4% to $1.3 million at September 30, 2002 from $1.0 million at September 30, 2001. Service charges on deposit accounts for the first nine months of 2002 totaled $1.3 million compared to $1.1 million for the same period in 2001, an increase of 26.3%. Commissions and fees from trust and investment advisory activities were $903,000 for the nine-month period ended September 30, 2002 compared to $976,000 for the same period in 2001. GPIA, the Company's newest subsidiary, contributed $1.0 million in gross fees to the fees from trust and investment advisory activities total. Investment advisory fees and trust fees are based primarily upon the market value of the accounts under management or administration. Investment advisory fees are the result of a style of investing that is primarily focused on fixed income products. Trust fees are the result of a style of investing that is primarily focused on equity products. The stock market declines have been the only contributor to the decline in trust fees in 2002.

Noninterest Expense

         Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total noninterest expense increased 28.2% to $10.9 million for the first nine months of 2002 compared to $8.5 million for the same period in 2001. During the third quarter of 2002, noninterest expense increased nearly $347,000. The increase during the same period in 2001 totaled approximately $101,000. The addition of Gilkison Patterson Investment Advisors accounts for 31.5% of the total increase in noninterest expense. Salary and benefit expense increased 29.5% from $4.6 million for the nine months ended September 30, 2001 to $5.9 million for the nine months ended September 30, 2002. The Company has increased its staffing in both the business development and operations areas to support the significant asset growth over the past three years. Commissions paid to employees for fee related business, such as mortgage originations and investment sales have increased by $153,000 to $688,000 as a result in the increase in sales volume. Net occupancy expense of premises increased $373,000 from $872,000 for the nine months ended September 30, 2001 to $1.2 million for the nine months ended September 30, 2002.

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

         A second Leesburg branch opened on July 29, 2002 and had $1.0 million in deposits at September 30, 2002. Approximately $1.6 million was spent on the land, building and fixtures of this branch.

Allowance for Loan Losses

         The allowance for loan losses at September 30, 2002 was $2.2 million compared to $2.0 million at September 30, 2001. The provision for loan losses was unchanged at $225,000 for the nine months ended September 30, 2002, and September 30, 2001. The allowance for loan losses was 1.07% of total loans outstanding at September 30, 2002 and 1.04% of total loans outstanding at September 30, 2001. At September 30, 2002, net loan charge offs totaled $45,000, compared to a net recovery of $1,000 for the same period in 2001. Total loans past due 90 days or more at September 30, 2002 were approximately $21,000. Non-performing loans increased to .30% of total loans outstanding at September 30, 2002 compared to .05% at September 30, 2001. Management believes that the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at September 30, 2002. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholders' equity at September 30, 2002 and December 31, 2001 was $39.8 million and $30.3 million, respectively. Total common shares outstanding at September 30, 2002 were 1,852,682.

         At September 30, 2002 the Company's tier 1 and total risk-based capital ratios were 14.8% and 15.6%, respectively, compared to 16.4% and 17.3% at December 31, 2001. The Company's leverage ratio was 9.8% at September 30, 2002 compared to 12.5% at December 31, 2001. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK

Market and Interest Rate Risk

         Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company's primary market risk exposure is interest rate risk, though it should be noted that the assets under management by its trust and investment management subsidiaries for their clients are affected by equity and bond price risk and are not considered in the asset/liability management process. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (ALCO) of the Company's banking subsidiary, Middleburg Bank. In this capacity, ALCO develops guidelines and strategies that govern the Company's asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given both a 100 and 200 basis point (bp) downward shift in interest rates and a 200 basis point upward shift. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of the Company's net interest income sensitivity analysis during the nine months ended September 30, 2002 as well as the fiscal year of 2001 compared to the 10% Board-approved policy limit.

                                   For the Nine Months Ended  September 30, 2002
        Rate Change                  Estimated Net Interest Income Sensitivity
        -----------                  -----------------------------------------

                                     High               Low            Average
                                     ----               ---            -------
         + 200 bp                   (2.51%)          (1.31%)          (2.00%)
         - 200 bp                    2.62%            2.62%            2.62%
         - 100 bp                    1.24%            0.81%            1.43%

                                        For the Year Ended December 31, 2001
        Rate Change                  Estimated Net Interest Income Sensitivity
        -----------                  -----------------------------------------

                                     High               Low            Average
                                     ----               ---            -------
         + 200 bp                   (2.21%)           (.32%)          (1.32%)
         - 200 bp                    3.24%            1.57%            2.44%


         Since December 31, 2001, the company's balance sheet has grown by $60.1 million. Deposit inflows provided the funding for the growth in the loan and securities portfolios. Overall, the Company continues to have minimal interest rate risks to either falling or rising interest rates. The addition of fixed rate assets during the first nine months of 2002 has made the Company somewhat more liability sensitive in the short term, reducing its exposure to falling rates but slightly increasing the potential exposure to rising rates. Based upon the first nine months of 2002's simulation, the Company could expect an average negative impact to net interest income of $340,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 100 basis points, the Company could expect an average positive impact to net interest income of $245,000 over the next 12 months. Likewise, if rates were to decline 200 basis points, the Company could expect an average positive impact to net interest income of $440,000 over the next 12 months.

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

Item 4.           CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chief Executive Officer and Chief

Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

         In September 2002, the Company completed an upgrade conversion of its core operating software that had commenced in early 2002. The core operating software primarily provides customer accounting for deposit and loan relationships. In addition, the system will serve as a record-keeping tool for general ledger and accounts payable. The new system provides enhanced capabilities for the management of the Company's customer relationships. As with any system-related change, internal processes may need to change or adapt to retain efficiency. As part of its evaluation of its disclosure controls and procedures, management continues to evaluate, document and monitor any changes to internal controls as a result of the core operating software conversion.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits

                  99.1     Statement  of  Chief  Executive   Officer  and  Chief
                           Financial Officer Pursuant to 18 U.S.C.ss.1350

         b) Reports on Form 8-K -- None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MIDDLEBURG FINANCIAL CORPORATION
                                                     (Registrant)


Date:  November 14, 2002                    /s/ Joseph L. Boling
                                            ------------------------------------
                                            Joseph L. Boling
                                            Chairman of the Board & CEO


Date:  November 14, 2002                    /s/ Alice P. Frazier
                                            ------------------------------------
                                            Alice P. Frazier
                                            Executive Vice President & CFO
                                            (Chief Accounting Officer)

                                 CERTIFICATIONS


I, Joseph L. Boling, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Middleburg Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   Date: November 14, 2002

                                                   /s/  Joseph L. Boling
                                                   ---------------------
                                                   Joseph L. Boling
                                                   Chief Executive Officer

                                 CERTIFICATIONS


I, Alice P. Frazier, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Middleburg Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     Date: November 14, 2002

                                                     /s/  Alice P. Frazier
                                                     ---------------------
                                                     Alice P. Frazier
                                                     Chief Financial Officer

                                  EXHIBIT INDEX
         Exhibits

           99.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.ss.1350