Form 10-K
period 2002-12-31
MIDDLEBURG FINANCIAL CORP
filed 2003-03-31
CIK 914138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                         Commission file number 0-24159

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

                                 (703) 777-6327
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
           Title of Each Class                  on Which Registered
           -------------------                  -------------------

                 None                                    n/a

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $5.00 per share
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No _X__

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $61,170,310

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,852,682 shares of Common Stock

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 2003 Annual Meeting of Shareholders - Part III

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                            Page
                                                                            ----

ITEM 1.  BUSINESS.............................................................3

ITEM 2.  PROPERTIES...........................................................7

ITEM 3.  LEGAL PROCEEDINGS....................................................8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS...............................................9

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.......................................9

ITEM 6.  SELECTED FINANCIAL DATA.............................................10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................11

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK......................................................36

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................38

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................38

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS....................................38

ITEM 11. EXECUTIVE COMPENSATION..............................................38

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT AND RELATED
            STOCKHOLDER MATTERS..............................................38

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................39

ITEM 14. CONTROLS AND PROCEDURES.............................................39

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K..............................................40

                                     PART I
                                     ------

ITEM 1.  BUSINESS

General

         Middleburg Financial Corporation ("MFC" or the "Company") is a bank holding company that was incorporated under Virginia law in 1993. The Company changed its name in May 2002 from Independent Community Bankshares, Inc. to Middleburg Financial Corporation. The Company conducts its primary operations through three wholly owned subsidiaries, Middleburg Bank (the "Bank"), Tredegar Trust Company ("Tredegar") both of which are chartered under Virginia law, and Gilkison Patterson Investment Advisors, Inc. ("GPIA"), which is an investment advisor registered with the Securities and Exchange Commission.

         The Bank has five full service branches and one limited service facility. The Bank has its main office at 111 West Washington Street, Middleburg, Virginia 20117, and has offices in Purcellville, Leesburg and Ashburn, Virginia. The Bank opened for business on July 1, 1924.

         Tredegar has its main office at 821 East Main Street, Richmond, Virginia 23219, and a branch office in Middleburg, Virginia. Tredegar opened for business in January 1994.

         GPIA has its main office at 1901 North Beauregard Street, Alexandria, Virginia 22311.

         The Bank serves western Loudoun County. Loudoun County is in northwestern Virginia and included in the Washington-Baltimore Metropolitan statistical area. Loudoun County's population is approximately 170,000 with over one-third of the population located in the Company's markets. The local economy is driven by service industries requiring a high skill level, self-employed individuals, the equine industry and the independently wealthy. Tredegar serves primarily the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan, as well as Loudoun County. However, Tredegar does have clients outside of its primary market. Richmond is the state capital of Virginia, and the greater Richmond area has a population in excess of 800,000 people. GPIA primarily serves the District of Columbia metropolitan area including contingent markets in Virginia and Maryland but also has clients in 25 other states.

         The Company, through its subsidiaries, offers a wide range of banking, fiduciary and investment management services available to both individuals and small businesses. The banking services include various types of checking and savings deposit accounts, and the making of business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans. Also, the Bank offers ATMs at all locations, internet banking, travelers' checks, money orders, safe deposit rentals, collections, notary public, wire services and other traditional bank services to its customers. Tredegar provides a variety of investment management and fiduciary services including trust and estate settlement. Tredegar can also serve as escrow agent, attorney-in-fact, guardian of property or trustee of an IRA. GPIA provides fee based investment management services for its clients.

         The Bank has one wholly owned subsidiary, Middleburg Bank Service Corporation. Middleburg Bank Service Corporation is a partner in a limited liability company, Bankers Title Shenandoah, LLC, which sells title insurance to its members. Middleburg Bank Service Corporation has also invested in another limited liability company, Virginia Bankers Insurance Center, LLC, which acts as a broker for insurance sales for its member banks. The Company has a fourth wholly owned subsidiary, ICBI Capital Trust I, which is a Delaware Business Trust that the Company formed in connection with the issuance of $10 million in trust preferred debt in November 2001.

         As of December 31, 2002, the Company had a total of 152 full time equivalent employees. The Company considers relations with its employees to be excellent. The Company's employees are not represented by a collective bargaining unit.

Competition

         The Company faces significant competition for both loans and deposits. Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders. Its most direct competition for deposits has historically come from savings and loan associations and savings banks, commercial banks, credit unions and other financial institutions. Based upon total deposits at June 30, 2002 as reported to the FDIC, MFC has the largest share of deposits among the banking organizations operating in Loudoun County, Virginia. MFC also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

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

         GPIA competes for its clients and accounts with other money managers and investment brokerage firms. Like the rest of the Company, GPIA is dedicated to quality service and high investment performance for its clients. GPIA has successfully operated in its markets for 21 years. For 19 years, GPIA operated under the name of Kahn Brothers Investment Management Company ("KBIMC"). Upon entering into a purchase option with MFC, KBIMC changed its name to "Gilkison Patterson Investment Advisors, Inc."

Supervision and Regulation

         General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the "BHCA") and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

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

         Payment of Dividends. The Company is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Company's revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2002, the Bank declared $2.1 million in dividends payable to the Company.

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

         The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2002, the Company and the Bank were classified as well capitalized.

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

         The Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

         The Act provides that the states continue to have the authority to regulate insurance activities but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the federal banking regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

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

         GPIA. GPIA operates as a non-banking subsidiary of the Company. It is subject to supervision and regulation by the Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended.


ITEM 2.  PROPERTIES

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

         The Catoctin Circle, Leesburg bank branch was completed in 1997 and is a two-story building of brick construction, with approximately 6,000 square feet of floor space, located at 102 Catoctin Circle, SE, Leesburg, Virginia 20175. The office operates five teller windows, including three drive-up facilities and one drive-up automatic teller machine. The Bank owns this branch building.

         The Fort Evans Road, Leesburg bank branch was completed in July 2002 and is a one-story building of brick construction, with approximately 3,500 square feet of floor space, located at 211 Fort Evans Road, NE, Leesburg, Virginia 20176. The office operates five teller windows, including three drive-up facilities and one drive-up automatic teller machine. The Bank owns this branch building.

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

         The Leesburg operations building was completed in June 2002. The building is Class A office space and is home to the deposit and loan operations, data processing, information technology, human resources, training and mortgage banking departments. This building is a two story building with 18,000 square feet of floor space, located at 106 Catoctin Circle, SE, Leesburg, Virginia 20175. The Bank owns this building.

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

         GPIA leases its main office at 1901 North Beauregard Avenue, Alexandria, Virginia, 22311. The lease, which was entered into in May 1999, is for a term of five years, with no renewal options. The space includes approximately 3,500 square feet of office space and 900 square feet of storage. The annual lease expense associated with this location is $79,000. The lease is currently in negotiations with no anticipated increase in expense.

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


                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since May 15, 2002, the Company's Common Stock has traded on the Nasdaq SmallCap Market under the symbol "MBRG". From September 15, 2000 until May 14, 2002, the Company's Common Stock had traded on the Nasdaq SmallCap Market under the symbol "ICBX".

                           Market Price and Dividends

                                                Sales Price ($)    Dividends ($)
                                                ---------------    -------------
                                               High          Low
                                               ----          ---
2001:
     1st quarter............................   33.00        21.00      .25
     2nd quarter............................   31.25        27.00      .25
     3rd quarter............................   36.00        29.00      .25
     4th quarter............................   35.90        32.50      .25
2002:
     1st quarter............................   45.58        35.11      .30
     2nd quarter............................   50.00        44.10      .30
     3rd quarter............................   48.75        44.00      .30
     4th quarter............................   48.25        45.25      .30

         MFC historically has paid cash dividends on a quarterly basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of MFC's Board of Directors and will depend upon the earnings of MFC and its subsidiaries, principally its subsidiary bank, the financial condition of MFC and other factors, including general economic conditions and applicable governmental regulations and policies. MFC or the Bank has paid regular cash dividends for over 200 consecutive quarters.

         As of March 4, 2003, MFC had approximately 1,350 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                                                                Years Ended December 31,
                                                 2002           2001           2000        1999        1998

                                             (In thousands, except ratios and per share amounts)
      Income Statement Data:
         Interest income                           $23,758       $21,822        $19,209    $15,522     $13,785
         Interest expense                            6,524         7,814          7,041      5,345       5,313
         Net interest income                       $17,234       $14,008        $12,168    $10,177      $8,472
         Provision for loan losses                     300           300            400        420         135
         Net interest income after
           provision for loan losses               $16,934       $13,708        $11,768     $9,757      $8,337
         Noninterest income                          7,312         4,827          3,669      2,959       2,187
         Securities gains (losses)                    (73)           384          (204)       (13)        (18)
         Noninterest expense                        15,526        11,947          9,555      8,040       6,674
         Income before income taxes                 $8,647        $6,972         $5,678     $4,663      $3,832
         Income taxes                                2,335         1,755          1,450      1,097         857
         Net income                                 $6,312        $5,217         $4,228     $3,566      $2,975

      Per Share Data:
         Net Income, Basic                           $3.47         $2.99          $2.43      $2.00       $1.65
         Net Income, Diluted                          3.39          2.93           2.41       1.99        1.63
         Cash Dividends                               1.20          1.00           0.84       0.68        0.75
         Book value at period end                    22.35         17.31          15.68      12.97       12.85

      Balance Sheet Data:
         Assets                                   $424,974      $354,101       $289,461   $243,925    $205,403
         Loans, net of unearned income             212,107       196,400        177,598    143,235     121,323
         Securities                                163,673       124,351         81,577     67,739      57,786
         Deposits                                  328,903       271,731        224,640    203,837     172,680
         Shareholders' equity                       41,410        30,338         27,271     23,075      22,863
         Average shares outstanding,                 1,821         1,746          1,741      1,779       1,803
      Basic
         Average shares outstanding,                 1,863         1,783          1,752      1,795       1,821
      Diluted

      Performance Ratios:
         Return on Average Assets                    1.62%         1.67%          1.62%      1.60%       1.54%
         Return on Average Equity                   17.24%        17.55%         17.46%     15.48%      13.24%
         Capital to Assets                           9.74%         8.57%          9.42%      9.49%      11.13%
         Dividend payout                            35.04%        33.53%         34.57%     34.00%      45.45%
         Efficiency (1)                             60.93%         60.4%          57.4%      57.9%       58.5%

      Capital and Liquidity Ratios:
         Risk-based capital ratios:
           Tier 1 capital                            14.8%         16.4%          12.7%      14.0%       17.1%
           Total capital                             15.6%         17.3%          13.6%      14.8%       17.9%
         Leverage                                    10.6%         12.5%           9.7%      10.8%       11.2%

--------
(1) Computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of securities gains or losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of MFC. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Critical Accounting Policies

         The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements and management's discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

         Presented below is discussion of those accounting policies that management believes are the most important ("Critical Accounting Policies") to the portrayal and understanding of the Company's financial condition and results of operations. These Critical Accounting Policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

         The Company evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies ("SFAS 5"), with a group of loans that have similar characteristics.

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

Intangibles and Goodwill

         The Company has approximately $6.9 million in intangible assets and goodwill at December 31, 2002, an increase of $5.9 million since December 31, 2001. The increase is associated with the April 1, 2002 acquisition of Gilkison Patterson Investment Advisors, Inc. ("GPIA"), a registered investment advisor. In connection with this investment, a purchase price valuation (using FAS 141 and 142 as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years. The remainder of the purchase price has been allocated to goodwill.

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

Overview

         MFC is headquartered in Middleburg, Virginia and conducts its primary operations through three wholly owned subsidiaries, the Bank, Tredegar and GPIA. The Bank is a community bank serving western Loudoun County, Virginia with five full service branches and one limited service facility. Tredegar is a trust company headquartered in Richmond, Virginia with a branch office in Middleburg, Virginia. GPIA is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 26 states.

         MFC exercised its option to buy GPIA in April 2002. The terms of the transaction include a total purchase price of $6 million with 59,874 common shares of MFC issued to the shareholders of GPIA. At the time of acquisition GPIA had approximately $630 million of assets under management with clients in 30 states. Clients who are located in Washington, DC, Maryland and Virginia account for approximately 68% of the assets under management. With the addition of GPIA, assets under management by both Tredegar and GPIA exceeded $1 billion at December 31, 2002.

         In 2002, MFC continued to realize the benefit of high growth rates in both assets and net earnings. Results for 2002 were also favorably affected by the growth in revenues from the Bank's mortgage banking and investment sales operations. By December 31, 2002, total assets were $425.0 million, an increase of 20.0%. Total assets at December 31, 2001 were $354.1 million. Loans, net of unearned income, grew 8.0% from $196.4 million at December 31, 2001 to $212.1 million at December 31, 2002. Total deposits increased $57.2 million from $271.7 million at December 31, 2001 to $328.9 million at December 31, 2002. MFC remains well capitalized with risk-adjusted core capital and total capital ratios well above the regulatory minimums. Asset quality measures also remained consistently strong throughout the year.

         MFC is not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on the registrant's liquidity, capital resources or results of operations.

Results of Operations

Net Income

         Net income for 2002 was $6.3 million, an increase of 21.0% over 2001's net income of $5.2 million. Net income for 2001increased 23.4% over 2000's net income of $4.2 million. For 2002, earnings per diluted share were $3.39 compared to $2.93 and $2.41 for 2001 and 2000, respectively.

         Return on average assets ("ROA") measures how effectively MFC employs its assets to produce net income. The ROA for MFC decreased slightly to 1.62% for the year ended December 31, 2002 from 1.67% for the same period in 2001. The decrease in the net interest margin and additional investments in fixed assets during 2002 contributed to the five basis point decrease in the ROA. The ROA for 2000 was 1.62%. Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested. ROE decreased to 17.24% for the year ended December 31, 2002. The additional capital issued in the acquisition of GPIA contributed the decrease in ROE during 2002. ROE was 17.6% and 17.5% for the years ended December 31, 2001 and 2000, respectively.

                                                     Average Balances, Income and Expenses, Yields and Rates
                                                                      Years Ended December 31,

                                   -------------------------------------------------------------------------------------------------
                                                     2002                            2001                             2000
                                   -------------------------------------------------------------------------------------------------
                                      Average       Income/   Yield/   Average    Income/    Yield/    Average     Income/   Yield/
                                      Balance       Expense    Rate    Balance    Expense     Rate     Balance     Expense    Rate
                                   -------------------------------------------------------------------------------------------------
                                                                            (Dollars in  thousands)
Assets :
Securities:
   Taxable                             $ 101,725  $   5,629   5.53%  $   52,040  $   3,364   6.46%   $   46,838   $   3,334   7.12%
   Tax-exempt (1) (2)                     36,471      2,757   7.56%      38,748      2,933   7.57%       30,963       2,392   7.73%
                                       ---------  ---------          ----------  ---------           ----------   ---------
       Total securities                $ 138,197  $   8,386   6.07%  $   90,788  $   6,297   6.94%   $   77,801   $   5,726

Loans
    Taxable                            $ 213,844  $  16,137   7.55%   $ 194,835  $  16,297   8.36%   $  160,658   $  14,049   8.74%
   Tax-exempt                                758         63   8.32%         520         46   8.85%          437          41   9.38%
                                       ---------  ---------          ----------  ---------           ----------   ---------
       Total loans                     $ 214,602  $  16,200   7.55%   $ 195,355  $  16,343   8.37%   $  161,095   $  14,090   8.75%
Federal funds sold                         5,396         82   1.52%       3,046        117   3.84%        2,800         170   6.07%
Interest on money market investments       2,194         39   1.77%       1,742         63   3.62%          512          40   7.81%
Interest bearing deposits in
      other financial institutions           349          5   1.30%         250          9   3.60%          104           4   3.85%
                                       ---------  ---------          ----------  ---------           ----------   ---------
       Total earning assets            $ 360,738  $  24,712   6.85%   $ 291,181  $  22,829   7.84%   $  242,312   $  20,030   8.27%
Less: allowances for credit losses        (2,187)                        (1,948)                         (1,595
Total nonearning assets                   31,071                         23,508                          20,875
                                       ---------                      ---------                      ----------
Total assets                           $ 389,621                      $ 312,741                      $  261,592
                                       =========                      =========                      ==========

Liabilities:
Interest-bearing deposits:
    Checking                           $  39,430  $      93   0.24%   $  33,978  $     223   0.66%   $   32,461   $     295   0.91%
    Regular savings                       19,813        183   0.92%      15,183        278   1.83%       13,148         263   2.00%
    Money market savings                  66,102        905   1.37%      46,616      1,166   2.50%       42,852       1,162   2.71%
    Time deposits:
       $100,000 and over                  51,723      1,648   3.19%      39,154      2,086   5.33%       25,997       1,453   5.59%
       Under $100,000                     44,367      1,392   3.14%      46,409      2,088   4.50%       44,389       2,151   4.85%
                                       ---------  ---------          ----------  ---------           ----------   ---------
       Total interest-bearing deposits $ 221,435  $   4,221   1.91%   $ 181,340  $   5,841   3.22%   $  158,847   $   5,324   3.35%

Federal Home Loan Bank Advances            3,126        115   3.68%       7,543        482   6.39%        9,186         584   6.36%

Securities sold under agreements
    to repurchase                         13,434        177   1.31%      13,292        399   3.00%       12,279         616   5.02%

Long-term debt                            38,156      2,007   5.26%      19,332      1,076   5.57%        8,090         500   6.18%

Federal Funds Purchased                      221          4   1.78%         371         16   4.31%          286          17   5.94%
                                       ---------  ---------          ----------  ---------           ----------   ---------
    Total interest-bearing liabilities $ 276,373  $   6,524   2.36%   $ 221,878  $   7,814   3.52%   $  188,688   $   7,041   3.73%
Non-interest bearing liabilities
    Demand Deposits                       74,787                         59,289                          47,355
    Other liabilities                      1,860                          1,854                           1,329
                                       ---------                      ---------                      ----------
Total liabilities                      $ 353,019                      $ 283,021                      $  237,372
Shareholders' equity
                                          36,602                         29,720                          24,220
                                       ---------                      ---------                      ----------
Total liabilities and shareholders'
   Equity                              $ 389,621                      $ 312,741                      $   261,59
                                       =========                      =========                      ==========

                                                  ---------                      ---------                        ---------
Net interest income                               $  18,188                      $  15,015                        $  12,989
                                                  =========                      =========                        =========

Interest rate spread                                          4.49%                          4.32%                            4.54%
Interest expense as a percent of
    average earning assets                                    1.81%                          2.68%                            2.91%
Net interest margin                                           5.04%                          5.16%                            5.36%

----------
     (1) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
     (2) Income and yields include dividends on preferred bonds that are 70% excludable for tax purposes.

Net Interest Income

         Net interest income represents the principal source of earnings of MFC. Net interest income is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

         Net interest income on a fully tax-equivalent basis was $18.2 million for the year ended December 31, 2002. This is an increase of 21.1% over the $15.0 million reported for the same period in 2001. Net interest income for 2001 increased 15.6% over the $13.0 million reported for 2000.

         The increase in net interest income in 2002 resulted from the 23.9% growth in average earning assets. The 99 basis point decrease in earning assets yield was offset by a 116 basis point decrease in the cost of funding, which allowed the net interest margin to remain above 5% throughout 2002. The average balance in the securities portfolio increased by $47.4 million while the tax-equivalent yield decreased 87 basis points to 6.07%. Nevertheless, the increase in the average balance of the securities portfolio was able to provide $2.1 million in additional interest income on a tax-equivalent basis. The average loan portfolio volume increased 9.9% during 2002. Conversely, the average yield on the loan portfolio decreased 82 basis points. Loan demand was strong throughout 2002; however, the loan portfolio experienced significant run off due to borrower refinancings of residential real estate loans.

         In 2002, MFC experienced significant growth in its interest bearing checking, savings and money market accounts. Despite a 30.9% increase in the average balances of these accounts, the decline in deposit rates during 2002 allowed MFC to experience a decrease in the respective interest expenses of $486,000. The average balances in certificates of deposit increased 12.3%, while the interest expense associated with these deposits decreased 27.2% or $1.1 million.

         MFC's reliance on other funding sources, such as the Federal Home Loan Bank overnight advances, decreased on average by $4.4 million with a related decrease in interest expense of $367,000. During 2002, however, MFC increased on average its long term borrowings from the Federal Home Loan Bank by $10.8 million. Total interest expense for 2002 was $6.5 million, a decrease of $1.3 million compared to the total interest expense for 2001.

         The increase in net interest income in 2001 resulted from largely from the continued growth in the average earning assets. Both the assets yields and the cost of funding decreased at ratable amounts resulting in a decrease of 20 basis points in the net interest margin. The average balance in the securities portfolio increased $13.0 million, while the tax-equivalent yield decreased 42 basis points to 6.94%, providing $571,000 in additional interest income on a tax-equivalent basis. The asset/liability strategies employed by management influenced the increase in the investment portfolio yield. The average loan portfolio volume increased 21.3% during 2001, providing $2.8 million in interest income, while the average yield on the loan portfolio decreased 38 basis points, causing the interest income provided by the loan portfolio to decrease by $579,000.

         In 2001, MFC experienced respectable growth in its interest bearing checking, savings and money market accounts. In spite of the 8.3% increase in the average balances, the decline in deposit rates during 2001 allowed MFC to experience a decrease in the respective interest expenses of $53,000. The average balances in certificates of deposit increased 21.6%, while the interest expense associated with these deposits increased 15.8% or $570,000. The decline in the average rate paid on certificates of deposit produced a decrease in interest expense of approximately $235,000, while the increased volume of certificates of deposit increased interest expense by approximately $805,000.

         MFC's reliance on other funding sources, such as the Federal Home Loan Bank overnight advances, decreased on average by $1.6 million with a related decrease in interest expense of $102,000. However, during 2001, MFC increased on average its long term borrowings from the Federal Home Loan Bank by $9.5 million. During the fourth quarter of 2001, MFC issued $10 million in trust preferred securities adding $1.7 million in average long term debt to the balance sheet. The interest expense related to the trust preferred securities is also included in long term debt interest expense and amounted to approximately $59,000. Total interest expense for 2001 was $7.8 million, an increase of $773,000 compared to 2000.

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

                            Volume and Rate Analysis
                             (Tax Equivalent Basis)
                            Years Ended December 31,

                                      ---------------------------------------------------------------
                                          2002 vs 2001                            2001 vs 2000
                                       Increase (Decrease) Due              Increase (Decrease) Due
                                           to Changes in:                         to Changes in:
                                      ---------------------------------------------------------------
                                                               (In Thousands)
                                       Volume       Rate      Total     Volume       Rate      Total
                                       ------       ----      -----     ------       ----      -----
Earning Assets:
Securities:
    Taxable                            $ 2,667    $  (402)   $ 2,265    $   181    $  (151)   $    30
    Tax-exempt                            (172)        (4)      (176)       590        (49)       541
Loans:
    Taxable                              1,495     (1,655)      (160)     2,825       (577)     2,248
    Tax-exempt                              20         (3)        17          7         (2)         5
Federal funds sold                         126       (161)       (35)        17        (70)       (53)
Interest on money market investments        25        (49)       (24)        30         (7)        23
Interest bearing deposits in other
    financial institutions                   7        (11)        (4)         5       --            5
                                       -------    -------    -------    -------    -------    -------
     Total earning assets              $ 4,168    $(2,285)   $ 1,883    $ 3,655    $  (856)   $ 2,799
                                       -------    -------    -------    -------    -------    -------

Interest-Bearing Liabilities:
Interest checking                      $    44    $  (174)      (130)   $    15    $   (87)       (72)
Regular savings deposits                   151       (246)       (95)        33        (18)        15
Money market deposits                      381       (642)      (261)        34        (30)         4
Time deposits
    $100,000 and over                      550       (988       (438)       697        (64)       633
    Under $100,000                         (88)      (608)      (696)       108       (171)       (63)
                                       -------    -------    -------    -------    -------    -------
    Total interest bearing deposits    $ 1,038    $(2,658)   $(1,620)   $   887    $  (370)   $   517
                                       -------    -------    -------    -------    -------    -------
    Federal Home Loan Bank
        Advances                       $  (213)   $  (154)   $  (367)   $  (105)   $     3    $  (102)
    Securities sold under agree-
      ment to repurchase                     4       (226)      (222)        56       (273)      (217)
    Long-term debt                         987        (56)       931        620        (44)       576
    Federal Funds Purchased                 (5)        (7)       (12)       (13)        12         (1)
                                       -------    -------    -------    -------    -------    -------
      Total interest bearing
         liabilities                   $ 1,811    $(3,101)   $(1,290)   $ 1,445    $  (672)   $   773
                                       -------    -------    -------    -------    -------    -------

Change in net interest income          $ 2,357    $   816    $ 3,173    $ 2,210    $  (184)   $ 2,026
                                       =======    =======    =======    =======    =======    =======

---------

(1) The change in interest, due to both rate and volume, has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

         MFC's loan loss provision during 2002 and 2001 was $300,000. MFC is committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the "Asset Quality" section below.

Noninterest Income

         Noninterest income has been and will continue to be an important factor for increasing profitability. Management recognizes this and continues to review and consider areas where non-interest income can be increased. Noninterest income includes fees generated by the mortgage banking and investment sales departments of the Bank as well as by Tredegar and GPIA. Trust fee income decreased 7.7% during 2002 to $1.2 million. A significant portion of trust fees are based upon a percentage of the market value of the assets under management, so any decreases in market value of the assets under management result in a similar decrease in fees. Tredegar's accounts are typically invested in equities with a smaller allocation to fixed income securities. The continued decline in equity market values have more than offset all of the growth in the fees as result of new business. GPIA's investment advisory fees added $1.5 million to noninterest income for the eight months that they have been a subsidiary of MFC. Like Tredegar, their fees are based upon a percentage of the market value of the assets under management; however, GPIA's clients have substantially more invested in fixed income securities. The fixed income market typically has an opposite reaction to the equity markets. Thus, about 5% of their fee increase over 2001 is related to relative increases in market values of the portfolios managed while the remaining 3% is related to new business growth. Due to historic low mortgage rates and increased refinancings, the mortgage banking department contributed an additional $452,000 of fees on loans held for sale during 2002. During 2002, the Bank increased its transaction oriented deposit accounts by 30.5% resulting in growth in service charges and fee income. The service charges and fees associated with deposit accounts increased 35.0% during 2002. During 2002, MFC realized $73,000 in net losses as a result of restructuring the investment portfolio in response to the change in the interest rate environment in 2002. Total noninterest income for 2002 was $7.2 million, compared to $5.2 million for 2001.

         Noninterest income for 2001 increased 50.4% to $5.2 million from $3.5 million in 2000. The increase is due primarily to the increase on fees on loans held for sale, investment sales fees and service charges on deposit accounts. The mortgage banking department contributed an additional $840,000 of fees on loans held for sale during 2001. The service charges and fees associated with deposit accounts increased 23.1% during 2001. The increase in these fees was due primarily to a 31.2% increase in transaction oriented deposit account growth.

                               Noninterest Income

                                                      Year Ended December 31,
                                                   ----------------------------
                                                    2002       2001       2000
                                                   -------    -------   -------
                                                          (In thousands)
Service charges, commissions and fees              $ 1,960    $ 1,452   $ 1,180

Trust fee income                                     1,181      1,279     1,594

Investment advisory fee income                       1,544       --        --

Fees on loans held for sale                          1,935      1,483       643

Commission on investment sales                         611        485       116

Other operating income                                  81        128       136
                                                   -------    -------   -------


     Noninterest income                            $ 7,312    $ 4,827   $ 3,669

Gains (losses) on securities available for
sale, net                                              (73)       384      (204)
                                                   -------    -------   -------

  Total noninterest income                         $ 7,239    $ 5,211   $ 3,465
                                                   =======    =======   =======

Noninterest Expenses

         Improving operating efficiency is as important to management as enhancing noninterest income. Total noninterest expenses increased 30.0% or $3.6 million to $15.5 million in 2002. The acquisition of GPIA on April 1, 2002 accounts for 32.3% or $1.1 million of the total increase in noninterest expenses. Salaries and employee benefits increased $2.2 million or 30.7% due to increased commission expense for fee-related business and enhancing the internal infrastructure to support a growing organization. Approximately $673,000 of the $2.2 million increase in salaries expense is related to the acquisition of GPIA. Occupancy and equipment expense increased $605,000 or 48.6% to $1.9 million. The costs to move the existing operations departments from the Company's main office to the operations facility as well as readying the buildings for occupancy have caused the increase in occupancy and equipment expense. Advertising expense increased 29.4% in 2002. Two additional bank mergers within the market areas presented opportunities for additional image advertising that resulted in increased business. Computer operations expense increased 32.1% to $539,000 during 2002. The Company placed in service additional equipment to enhance the security infrastructure of the internal network as well as upgraded the core bank processing software. An increase in the usage of internet banking services by accountholders also contributed to the increase in computer operations expense. Other operating expenses increased $546,000 to $3.3 million for 2002 compared to $2.8 million for 2001. Expenses associated with servicing an increased volume of accounts and transactions such as postage and printing have also impacted other operating expenses in 2002.

         Noninterest expenses increased 25.0% or $2.4 million to $11.9 million in 2001. This increase resulted from both pressures to provide competitive salary and benefit programs and occupancy and equipment investments to position the Bank for future growth and productivity.

                              Noninterest Expenses

                                          Years Ended December 31,
                                    --------------------------------------
                                     2002           2001           2000
                                    --------     ---------       ---------
                                               (In thousands)
Salaries and employee benefits      $  9,383     $   7,180       $   5,600


Net occupancy and equipment expense    1,851         1,246           1,172

Advertising                              414           320             347

Computer operations                      539           408             298

Other operating expenses               3,339         2,793           2,138
                                    --------     ---------       ---------

  Total                             $ 15,526     $  11,947       $   9,555
                                    ========     =========       =========


Income Taxes

         Reported income tax expense was $2.3 million for 2002, an increase of $580,000 compared to $1.8 million for 2001. The effective tax rate for 2002 was 27.0% compared to 25.2% in 2001 and 25.5% in 2000. The increase in the effective tax rate for 2002 was influenced by the change in the mix of the investment securities portfolio as well as the increase in non-interest income. Note 10 of the Company's Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and MFC's actual income tax expense. Also included in Note 10 to the Consolidated Financial Statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2002.

Summary of Financial Results by Quarter

                                                                 2002 Quarter Ended
                                              ----------------------------------------------------------

(Dollars in thousands except per share)         March 31       June 30     September 30     December 31
                                              ------------- ------------ ---------------- --------------

Net interest income                             $ 4,156        $ 4,290       $ 4,391          $ 4,397
Net interst income after provision
  for loan losses                                 4,081          4,215         4,316            4,322
Non interest income                               1,184          1,815         2,061            2,253
Net securities gains (losses)                       (80)            33           (31)               5
Non interest expense                              3,128          3,711         4,058            4,630
Income before income taxes                        2,057          2,352         2,288            1,950
Net income                                        1,514          1,686         1,642            1,470
Earnings per common share - assuming dilution   $  0.84        $  0.90       $  0.87          $  0.78
Dividends per common share                         0.30           0.30          0.30             0.30




                                                                 2001 Quarter Ended
                                              ----------------------------------------------------------

(Dollars in thousands except per share)         March 31       June 30     September 30     December 31
                                              ------------- ------------ ---------------- --------------
Net interest income                             $ 3,120        $ 3,422       $ 3,555          $ 3,911
Net interst income after provision
  for loan losses                                 3,045          3,347         3,480            3,836
Non interest income                               1,168          1,096         1,254            1,309
Net securities gains (losses)                       252             (6)           66               72
Non interest expense                              2,741          2,829         2,930            3,447
Income before income taxes                        1,724          1,608         1,870            1,770
Net income                                        1,292          1,199         1,389            1,337
Earnings per common share - assuming dilution   $  0.73        $  0.67       $  0.77          $  0.75
Dividends per common share                         0.25           0.25          0.25             0.25



Financial Condition

         MFC's total assets were $424.9 million as of December 31, 2002, up $70.9 million or 20.0% from the $354.1 million level at December 31, 2001. Securities increased $39.3 million or 31.6% from 2001 to 2002. Loans increased by $15.7 million or 8.0% from 2001 to 2002, while deposits increased $57.2 million or 21.0% during the same period. Borrowings from the Federal Home Loan Bank increased $4.0 million during 2002. It is anticipated that the borrowings from the Federal Home Loan Bank will continue to rise should deposit growth not match asset growth. Total shareholders' equity at year end 2002 and 2001 was $41.4 million and $30.3 million, respectively.

Loans

         MFC's loan portfolio is its largest and most profitable component of earning assets, totaling 59.5% of average earning assets in 2002. MFC continues to emphasize loan portfolio growth and diversification as a means of increasing earnings while minimizing credit risk. Loans, net of unearned income, were $212.1 million at December 31, 2002, an increase of 8.0% from December 31, 2001's total of $196.4 million. Proactive sales efforts, competitive pricing and the branch network supported the increase in loans during 2002. Loans increased 10.6% from $177.6 million at December 31, 2000 to $196.4 million at December 31, 2001. The loan to deposit ratio decreased to 64.5% at December 31, 2002 compared to 72.3% at December 31, 2001 and 79.1% at December 31, 2000.

                                 Loan Portfolio

                                                                   December 31,
                                            ---------------------------------------------------------
                                              2002         2001        2000         1999        1998
                                            --------     --------    --------     --------   --------
                                                                   (In thousands)

Commercial, financial and agricultural      $ 20,323     $ 22,993    $ 22,555     $ 19,055   $ 18,880
Real estate construction                      22,008       24,174      17,693       12,151      5,436
Real estate mortgage:
  Residential (1-4 family)                    74,298       80,824      81,545       61,062      55,595
  Home equity lines                           10,091        8,271       5,973        4,382       3,617
  Non-farm, non-residential (1)               73,164       48,074      38,812       36,361      28,643
  Agricultural                                   482          163         346          379       1,057
Consumer installment                          11,741       11,901      10,674        9,845       8,095
                                            --------     --------    --------     --------   ---------
    Total loans                             $212,107     $196,400    $177,598     $143,235    $121,323
                                            ========     ========    ========     ========    ========

---------
(1) This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.


         At December 31, 2002, residential real estate (1-4 family) portfolio loans constituted 35.0% of the total portfolio and decreased $6.5 million during the year. The current historic low mortgage interest rates have caused many of the Bank's clients to refinance to a long term fixed rate product. Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans. Real estate construction loans increased to $22.0 million at December 31, 2002 and represent 10.4% of the total loan portfolio. MFC's one time closing construction/permanent loan product competes successfully in a high growth market like Loudoun County because MFC is local and can respond quickly to inspections and construction draw requests. Non-farm, non-residential real estate loans are typically owner-occupied commercial buildings. Non-farm, non-residential loans were 34.5% of the total loan portfolio at December 31, 2002. The increase in the non-farm non-residential real estate loans is the result of an increased focus on diversifying the loan portfolio. The Bank has hired commercial business development officers who have been successful in attracting new business to the Bank. The branch network has also helped to support the loan portfolio diversification, such as increased commercial real estate loans. Home equity lines and agricultural real estate loans were 4.8% and 0.23% of total loans, respectively, at December 31, 2002.

         MFC's commercial, financial and agricultural loan portfolio consists of secured and unsecured loans to small businesses. At December 31, 2002, these loans comprised 9.6% of the loan portfolio. This portfolio decreased 11.6% in 2002 to $20.3 million. Generally business debt has declined nationwide as well as locally thus causing a decrease in loan demand. Consumer installment loans primarily consist of unsecured installment credit and account for 5.5% of the loan portfolio.

         Consistent with its focus on providing community-based financial services, MFC generally does not extend loans outside its principal market area. MFC's market area for its lending services encompasses Fauquier and Loudoun Counties, where it operates full service branches.

         MFC's unfunded loan commitments totaled $31.6 million at December 31, 2002 and $34.2 million at December 31, 2001. The decrease in the amount of unfunded commitments is attributed in part to the increase in real estate construction financing as well as customer demand for credit line products, primarily home equity lines.

         At December 31, 2002, MFC had no concentration of loans in any one industry in excess of 10% of its total loan portfolio. However, because of the nature of MFC's market, loan collateral is predominantly real estate.

         The following table reflects the maturity distribution of selected loan categories:

                Remaining Maturities of Selected Loan Categories
                                December 31, 2002

                            Commercial,         Real
                            Financial and      Estate
                            Agricultural    Construction
                           --------------- --------------
                                (Dollars in thousands)


Within 1 year               $      16,340   $     10,762
                           --------------- --------------
Variable Rate:
  1 to 5 years              $       1,600   $        896
  After 5 years                        -             631
                           --------------- --------------
  Total                     $       1,600   $      1,527
                           --------------- --------------
Fixed Rate:
  1 to 5 years              $       2,383   $      8,790
  After 5 years                        -             929
                           --------------- --------------

  Total                     $       2,383   $      9,719
                           --------------- --------------

Total Maturities            $      20,323   $     22,008
                           =============== ==============


Asset Quality

         MFC has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. Total nonperforming assets, which consist of nonaccrual loans, restructured loans and foreclosed property, were $1.1 million at December 31, 2002. This is an increase of $984,000 from the December 31, 2001 balance of $79,000. The increase is largely two residential real estate loans both of which are well secured. Nonperforming assets at December 31, 2001 decreased $26,000 from $105,000 at December 31, 2000.

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

Finally, there may be actual losses that require additional provisions for loan losses be charged against earnings. For real estate loans, upon foreclosure, the balance of the loan is transferred to "Other Real Estate Owned" ("OREO") and carried at the lower of the outstanding loan balance or the fair market value of the property based on current appraisals and other current market trends. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off against the allowance for loan losses. A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value, additional write downs of the property value are charged directly to operations.

                              Nonperforming Assets
                                  December 31,

                              -------------------------------------------------------------------
                                  2002         2001          2000         1999          1998
                              ----------- -------------- ------------ ------------- -------------
                                                       (In thousands)

Nonaccrual loans               $  1,063     $     79        $    105    $    530      $    409
Restructured loans                  -            -               -           -             -
Foreclosed property                 -            -               -           -             200
                               --------     --------        --------    --------      --------

  Total nonperforming assets   $  1,063     $     79        $    105    $    530      $    609
                               ========     ========        ========    ========      ========


Allowance for loan losses
  to nonperforming assets          217%        2608%           1718%        274%          175%

Nonperforming assets to
  period end loans                0.50%        0.04%           0.06%       0.37%         0.50%


         During 2002 and 2001, approximately $41,000 and $700, respectively, in additional interest income would have been recorded if MFC's nonaccrual loans had been current and in accordance with their original terms.

         At December 31, 2002, the Company had no potential problem loans.

         The allowance for loan losses was 217% of nonperforming loans at December 31, 2002. At December 31, 2001 and 2000 the allowance for loan losses was 2,608% and 1,718% of nonperforming loans. Management evaluates nonperforming loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

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

         The Company evaluates various loans individually for impairment as required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS 5 with a group of loans that have similar characteristics.

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

         The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

                            Allowance for Loan Losses

                                                     December 31,
                                 --------------------------------------------------
                                  2002       2001       2000       1999       1998
                                 ------     ------     ------     ------     ------
                                                   (In thousands)

Balance, beginning of period     $2,060     $1,804     $1,453     $1,064     $  974

  Loans charged off:
    Commercial, financial, and
      agricultural                  -          -           61         26          8
    Real estate construction        -          -          -          -          -
    Real estate mortgage            -           48        -           29        -
    Consumer installment             74         35         35         96         77
                                 ------     ------     ------     ------     ------
      Total loans charged off    $   74     $   83     $   96     $  151     $   85
                                 ------     ------     ------     ------     ------
  Recoveries:
    Commercial, financial, and
      agricultural               $    2         $-     $    6     $    7     $    1
    Real estate construction        -          -          -          -          -
    Real estate mortgage            -          -          -           79          6
    Consumer installment             19         39         41         34         33
                                 ------     ------     ------     ------     ------
      Total recoveries           $   21     $   39     $   47     $  120     $   40
                                 ------     ------     ------     ------     ------
Net charge offs (recoveries)         53         44         49         31         45
Provision for loan losses           300        300        400        420        135
                                 ------     ------     ------     ------     ------
Balance, end of period           $2,307     $2,060     $1,804     $1,453     $1,064
                                 ======     ======     ======     ======     ======

Ratio of allowance for loan
   losses to loans outstanding
   at end of period               1.09%      1.05%      1.02%      1.01%      0.88%

Ratio of net charge offs to
   average loans outstanding
   during period                  0.03%      0.02%      0.03%      0.02%      0.04%


         The allowance for loan losses was $2.3 million at December 31, 2002, an increase of $247,000 from $2.1 million at December 31, 2001. The allowance was $1.8 million at December 31, 2000. In 2002, MFC's net charge-offs increased $9,000 from the previous year's net charge-offs of $44,000. Net charge-offs as a percentage of average loans were 0.03% and 0.02% for 2002 and 2001 respectively. The provision for loan losses was $300,000 for 2002 and 2001.

         The following table shows the balance and percentage of the MFC's allowance for loan losses allocated to each major category of loan:

                     Allocation of Allowance for Loan Losses

                    Commercial, Financial,      Real Estate             Real Estate
                           Agricultural         Construction             Mortgage                  Consumer
               --------------------------- ----------------------- ------------------------ -----------------------
                 Allowance    Percent of   Allowance  Percent of   Allowance  Percent of    Allowance  Percent of
                    for         Loan in       for      Loan in        for       Loan in        for      Loan in
                    Loan      Category to     Loan   Category to      Loan    Category to      Loan   Category to
                   Losses     Total Loans    Losses  Total Loans     Losses   Total Loans     Losses  Total Loans
               --------------------------- ----------------------- ------------------------ -----------------------
                                                            (In thousands)
December 31,
   2002         $      487       9.58%     $     624     10.38%     $     924    74.51%     $     272    5.54%
   2001         $      634      11.71%     $     750     12.31%     $     374    69.92%     $     302    6.06%
   2000         $      645      12.70%     $     500     9.96%      $     310    71.33%     $     349    6.01%
   1999         $      580      13.30%     $     350     8.48%      $     178    71.34%     $     345    6.82%
   1998         $      442      15.56%     $     100     4.48%      $     144    73.28%     $     378    6.43%



         MFC has allocated the allowance according to the amount deemed reasonably necessary to provide for the possibility of losses being incurred within each of the above categories of loans. The allocation of the allowance as shown in the table above should not be interpreted as an indication that loan losses in future years will occur in the same proportions that they may have in prior years or that the allocation indicates future loan loss trends. Additionally, the proportion allocated to each loan category is not the total amount that may be available for the future losses that could occur within such categories since the total allowance is a general allowance applicable to the total portfolio.

Securities

         MFC manages its investment securities portfolio consistent with established policies that include guidelines for earnings, rate sensitivity, liquidity and pledging needs. MFC holds bonds issued from the Commonwealth of Virginia and its political subdivisions with an aggregate book value and market value of $2.7 million at December 31, 2002. The aggregate holdings of these bonds approximate 6.6% of MFC's shareholders' equity.

         MFC accounts for securities under Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires classification of investments into three categories, "held to maturity" ("HTM"), "available for sale" ("AFS"), or "trading," as further defined in Note 1 to the Company's Consolidated Financial Statements. MFC's does not maintain a trading account and has classified no securities in this category. HTM securities are required to be carried on the financial statements at amortized cost. AFS securities are carried on the financial statements at fair value. The unrealized gains or losses, net of deferred income taxes, are reflected in shareholders' equity. The HTM classification places restrictions on MFC's ability to sell securities or to transfer securities into the AFS classification. Since MFC desires the flexibility to respond to changing balance sheet needs through investment portfolio management, it has chosen to classify only a small portion of its portfolio in this category. At December 31, 2002, 2.8% of the portfolio was classified as HTM.

         MFC holds in its loan and securities portfolios investments that adjust or float according to changes in "prime" lending rate. These holdings are not considered speculative but instead necessary for good asset/liability management.

         The carrying value of the securities portfolio was $163.7 million at December 31, 2002, an increase of $39.3 million or 31.6% from the carrying value of $124.4 million at December 31, 2001. The market value of the AFS securities at December 31, 2002 was $159.0 million. The unrealized loss on the AFS securities was $409,000 that was more than offset by an unrealized gain of $5.4 million at December 31, 2002. The net market value gain at December 31, 2002 is reflective of the recent decrease in market interest rates. The net unrealized loss on the AFS securities was $376,000 at December 31, 2001.

                         Investment Securities Portfolio

         The carrying value of securities held to maturity at the dates indicated were as follows:

                                                                                      December 31,
                                                            ------------------------------------------------------------
                                                                   2002                  2001                    2000
                                                            ------------------      ---------------       --------------
                                                                                    (In thousands)


            U.S. Government securities                      $               -       $             -       $          250
            State and political subdivision obligations                  4,590                5,484                6,657
            Mortgage-backed securities                                      53                   61                   93
                                                            ------------------      ---------------       --------------
                                                            $            4,643      $         5,545       $        7,000
                                                            ==================      ===============       ==============



         The carrying value of securities available for sale at the dates indicated were as follows:



                                                                                      December 31,
                                                            ------------------------------------------------------------
                                                                    2002                 2001                    2000
                                                            ------------------      ---------------       --------------
                                                                                    (In thousands)

            U.S. Government securities                      $            4,406      $           267       $        3,072
            State and political subdivision obligations                 32,639               33,220               27,961
            Mortgage-backed securities                                 102,521               63,746                3,443
            Other securities                                            19,464               21,573                9,501
                                                            ------------------      ---------------       --------------
                                                            $          159,030      $       118,806       $       43,977
                                                            ==================      ===============       ==============

         The following table indicates the increased return experienced by MFC by lengthening the maturity of the investment securities portfolio. Securities with maturities greater than five years total $83.7 million and have an average yield greater than 6.0%. The securities portfolio represents approximately 38.3% of the earning assets of MFC. For that reason, it is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk. Secondarily through the asset/liability process, MFC considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time.

            Maturity Distribution and Yields of Investment Securities
                                December 31, 2002
                            Taxable-Equivalent Basis


                                   Due in 1 year      Due after 1 year   Due after 5 years    Due after 10 years
                                      or less          through 5 years    through 10 years       And Equities           Total
                                 ------------------  ------------------  -----------------   ------------------    -----------------
                                  Amount     Yield    Amount      Yield   Amount     Yield    Amount      Yield     Amount     Yield
                                 ------------------  ------------------  -----------------   ------------------    -----------------
                                                                           (In housands)
Securities held for investment:
  Mortgage backed securities     $      2    4.63%   $      7    4.38%    $     12    4.42%  $     32     4.53%    $     53   4.48%
Tax-exempt securities (1)             376    7.39%      2,630    7.72%       1,584    7.85%       -       -           4,590   7.74%
                                 --------    ----    --------    ----     --------    ----   --------     ----     --------   ----
  Total                          $    378    7.37%   $  2,637    7.71%    $  1,596    7.83%  $     32     4.53%    $  4,643   7.70%
                                 --------    ----    --------    ----     --------    ----   --------     ----     --------   ----

Securities available for sale:
  U.S. Government securities     $    514    2.52%   $  3,615    3.03%    $    277    7.54%  $    -       -        $  4,406   3.25%
  Mortgage backed securities       20,662    5.77%     40,676    5.54%      22,683    5.33%    18,500     5.39%     102,521   5.51%
  Other                               691    7.20%      6,511    4.76%         204    7.22%     7,980     3.77%      15,386   4.39%
  Corporate preferred                 -      -            -      -             -      -         2,283     7.23%       2,283   7.23%
                                 --------    ----    --------    ----     --------    ----   --------     ----     --------   ----
  Total taxable                  $ 21,867    5.74%   $ 50,802    5.26%    $ 23,164    5.37%  $ 28,763     5.09%    $124,596   5.33%
Tax-exempt securities (1)             391    7.92%      1,602    7.98%      11,981    7.56%    18,136     7.71%      32,110   7.67%
                                 --------    ----    --------    ----     --------    ----   --------     ----     --------   ----
  Total                          $ 22,258    5.78%   $ 52,404    5.35%    $ 35,145    6.12%  $ 46,899     6.10%    $156,706   5.81%
                                 --------    ----    --------    ----     --------    ----   --------     ----     --------   ----

Total securities                 $ 22,636    5.81%   $ 55,041    5.46%    $ 36,741    6.19%  $ 46,931     6.10%    $161,349   5.86%
                                 ========    ====    ========    ====     ========    ====   ========     ====     ========   ====

---------

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.
(2) Amounts exclude Federal Reserve Stock of $374,400 and Federal Home Loan Bank Stock of $1,950,000.


Other Earning Assets

         MFC's average investments in federal funds sold and money market investments in 2002 were $5.4 million and $2.2 million, increases of $2.4 million and $452,000, respectively, over the 2001 amounts. Average investments in federal funds sold and money market investments in 2001 were $3.0 million and $1.7 million, respectively. Fluctuations in federal funds sold and money market investments reflect excess deposit growth over loan growth as well as management's goal to maximize asset yields while maintaining proper asset/liability structure.

Deposits

         Deposits continue to be an important funding source and primary supply of MFC's growth. MFC's strategy has been to increase its core deposits at the same time that it is controlling its cost of funds. The maturation of the branch network, as well as increased advertising campaigns and bank mergers, have contributed to the significant growth in deposits over the last several years. By monitoring interest rates within the local market and that of alternative funding sources, MFC is able to price the deposits effectively to develop a core base of deposits in each branch.

         The following table is a summary of average deposits and average rates paid on those deposits:

                         Average Deposits and Rates Paid

                                                                       December 31,
                                -----------------------------------------------------------------------------------
                                           2002                        2001                         2000
                                --------------------------- ---------------------------  --------------------------
                                    Amount        Rate          Amount        Rate          Amount        Rate
                                --------------------------- ---------------------------  --------------------------
                                                              (Dollars in Thousands)

Noninterest-bearing deposits     $    74,787        -          $   59,289        -        $    47,355         -

Interest-bearing accounts:
    Interest checking                39,430       0.24%           33,978       0.66%          32,461       0.91%

    Regular savings                  19,813       0.92%           15,183       1.83%          13,148       2.00%

    Money market accounts            66,102       1.37%           46,616       2.50%          42,852       2.71%

    Time deposits:
        $ 100,000 and over           51,723       3.19%           39,154       5.33%          25,997       5.59%

        Under $ 100,000              44,367       3.14%           46,409       4.50%          44,389       4.85%
                                -----------                  -----------                 -----------
Total interest-bearing deposits  $  221,435       1.91%      $   181,340       3.22%     $   158,847       3.35%
                                 ----------                  -----------                 -----------
    Total                        $  296,222                  $   240,629                 $   206,202
                                 ==========                  ===========                 ===========

         Average total deposits increased 23.1% during 2002, 16.7% during 2001 and 10.3% during 2000. During 2002, the average balance of non-interest bearing deposits grew 26.1%. The average balance in interest checking and money market accounts grew 16.0% and 41.8%, respectively, during 2002. Management believes that some of the growth in the average balances of money market accounts is associated with the movement of money from the equity markets to bank accounts, a significant portion of the growth is also core growth. The total number of net new deposit transactional (excluding time deposits) accounts have increased 30% per year for the past two years.

         MFC will continue to fund assets primarily with deposits and will focus on core deposit growth as the primary source of liquidity and stability. MFC offers individuals and small to medium-sized businesses a variety of deposit accounts, including demand and interest checking, money market, savings and time deposit accounts. MFC neither purchases brokered deposits nor solicits deposits from sources outside its primary market area.

         The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2002:

          Maturities of Certificates of Deposit of $100,000 and Greater

                           Within       Three to      Six to        Over                      Percent
                           Three          Six         Twelve         One                     of Total
                           Months        Months       Months        Year         Total       Deposits
                        ------------- ------------ ------------- ------------ ------------- ------------
                                                          (In thousands)

At December 31, 2002      $9,784         $12,653       $9,470         $24,729       $56,636       17.2%


Capital Resources and Dividends

         MFC has an ongoing strategic objective of maintaining a capital base that supports the pursuit of profitable business opportunities, provides resources to absorb risks inherent in its activities and meets or exceeds all regulatory requirements.

         The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks. The regulatory capital standards categorize assets and off-balance sheet items into four categories that weigh balance sheet assets according to risk, requiring more capital for holding higher risk assets. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings. MFC had a ratio of total capital to risk-weighted assets of 15.6% at December 31, 2002, compared to 17.3% at December 31, 2001. The ratio of Tier 1 capital to risk-weighted assets was 14.8% and 16.4% at December 31, 2002 and 2001, respectively. Both ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

                               Analysis of Capital
                                  December 31,

                                       2002            2001
                                   -------------- ---------------

                                      (Dollars in thousands)

Tier 1 Capital:
  Common stock                     $   9,263          $   8,761

  Capital surplus                      3,644                741

  Retained earnings                   25,184             21,084

  Trust preferred debt                10,000              9,770

  Goodwill                            (6,902)            (1,272)
                                   ---------          ---------

  Total Tier 1 capital             $  41,189          $  39,084
                                   ---------          ---------
Tier 2 Capital:
  Disallowed trust preferred       $       -          $     230

  Allowance for loan losses            2,307              2,060
                                   ---------          ---------

  Total tier 2 capital             $   2,307          $   2,290
                                   ---------          ---------
  Total risk-based capital         $  43,496          $  41,374
                                   =========          =========

Risk weighted assets               $ 278,229          $ 238,605


CAPITAL RATIOS:
  Tier 1 risk-based capital ratio       14.8%              16.4%
  Total risk-based capital ratio        15.6%              17.3%
  Tier 1 capital to average total
    assets                              10.6%              12.5%


         MFC's core equity to asset ratio increased to 9.7% at December 31, 2002, compared to 8.6% at December 31, 2001. The issuance of additional shares in the acquisition of GPIA as well as the exercise of 40,550 stock options have contributed to the increase in capital and the equity to asset ratio in 2002.

         The primary source of funds for dividends paid by MFC to its shareholders is the dividends received from its subsidiaries. Federal regulatory agencies impose certain restrictions on the payment of dividends and the transfer of assets from the banking subsidiaries to the holding company.
Historically, these restrictions have not had an adverse impact on MFC's dividend policy, and it is not anticipated that they will in the future.

Liquidity

         Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, short-term investments, securities classified as available for sale as well as loans and securities maturing within one year. As a result of MFC's management of liquid assets and the ability to generate liquidity through liability funding, management believes MFC maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

         MFC also maintains additional sources of liquidity through a variety of borrowing arrangements. The Bank maintains federal funds lines with large regional and money-center banking institutions. These available lines total in excess of $5 million, of which none were outstanding at December 31, 2002. Federal funds purchased during 2002 averaged $221,000 compared to an average of $371,000 during

2001. At December 31, 2002 and 2001, the Bank had $8.9 million and $12.0 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (Repo Accounts), with maturities of one day. The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.

         The Bank has a credit line in the amount of $56.5 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Bank has utilized the credit line for overnight funding throughout 2002 with an average balance of $3.1 million.

         At December 31, 2002, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, securities available for sale, loans and securities maturing within one year were 51.3% of total deposits and liabilities.

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

Recent Accounting Pronouncements

         In  December,   2001,  the  American   Institute  of  Certified  Public
Accountants ("AICPA") issued Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on the Company's consolidated financial statements.

         On March 13, 2002, the Financial Accounting Standard Board determined that commitments for the origination of mortgage loans that will be held for sale must be accounted for as derivatives instruments, effective for fiscal quarters beginning after April 10, 2002. The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered derivatives. Accordingly, these commitments including any fees received from the potential borrower are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The cumulative effect of adopting Statement No. 133 for rate lock commitments as of December 31, 2002, was not material. The Company originally adopted Statement No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001.

         In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The amendment to Statement 13 eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

         In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recognition of a liability, when incurred, for costs associated with an exit or disposal activity. The liability should be measured at fair value. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002.

         Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.

         In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

         The adoption of Statement Nos. 142, 145, 146 and 147 did not have a material impact on the Company's consolidated financial statements.

         The Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement No. 123, in December 2002. The Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects of stock options in interim financial information. The amendments to Statement No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendments to APB No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged for both amendments. The Company continues to record stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, and has not adopted the alternative methods allowable under Statement No. 148.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. MFC's primary market risk exposure is interest rate risk, though it should be noted that the assets under management by Tredegar are affected by equity price risk. The ongoing monitoring and management of this risk is an important component of MFC's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee ("ALCO") of the Bank. In this capacity, ALCO develops guidelines and strategies that govern MFC's asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

         Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with MFC's financial instruments also change, affecting net interest income, the primary component of MFC's earnings. ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on MFC's balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point ("bp") upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Given the current historic low in interest rates for the fiscal year 2002, the model assumed only a 100 bp decrease in interest rates. The following reflects the range of MFC's net interest income sensitivity analysis during the fiscal years of 2002 and 2001 as compared to the 10% Board-approved policy limit.

                                                      2002
               Rate Change          Estimated Net Interest Income Sensitivity
               -----------          -----------------------------------------

                                    High               Low            Average
                + 200 bp           (2.51%)          (1.00%)          (1.75%)
                - 100 bp            2.62%             .63%            1.33%

                                                      2001
               Rate Change          Estimated Net Interest Income Sensitivity
               -----------          -----------------------------------------

                                    High               Low            Average
                + 200 bp           (2.21%)           (.32%)          (1.32%)
                - 200 bp            3.24%            1.57%            2.44%

         At the end of 2002, MFC's interest rate risk model indicated that in a rising rate environment of 200 basis points over a 12 month period net interest income could decrease by 1.75% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 100 basis points over a 12 month period net interest income could increase by 1.33% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

         During 2001, MFC was able to test the parameters and assumptions of its simulation model in light of the 4.75% decrease in short term rates over 11 months. The simulation model proved to be accurate in its presentation of a company that benefits from falling interest rates. As presented in the table above, MFC has had minimal interest rate risks to either falling or rising interest rates over the past two years. MFC could expect a negative impact to net interest income of $364,000 if rates rise 200 basis points over the next 12 months. If rates decline 200 basis points, MFC could expect a positive impact to net interest income of $386,000 over the next 12 months.

         During May 2000, MFC entered into two interest rate swap agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments. The interest rate swap was used to offset the cost of offering a premium market rate on a promotional retail certificate of deposit. MFC raised $8.5 million in new deposits during this three-day promotion. The terms of the certificate of deposit and the fixed portion of the interest rate swap are identical. The notional principal amount of interest rate swaps outstanding was $8.5 million at December 31, 2001. The original term was 24 months and matured in May 2002. The weighted-average fixed payment rate was 7.0% throughout the term. Variable interest payments received were based on three-month LIBOR The effect of these agreements was to transform the certificates of deposit (fixed rate liabilities) to variable rate certificates of deposit (liabilities). The net income from these agreements was $170,000 for the year ended December 31, 2002.

         The preceding sensitivity analysis does not represent an MFC forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cashflows. While assumptions are developed based upon current economic and local market conditions, MFC cannot make any assurances about the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed as a part of this report following Item 15 below:

         Independent Auditor's Report
         Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Income for the Years Ended December 31,
              2002,   2001,   and  2000
         Consolidated   Statements   of  Changes  in Shareholders' Equity for
              the Years Ended December 31, 2002, 2001,and 2000
         Consolidated Statements of Cash Flows for the Years Ended December 31,
              2002, 2001, and 2000
         Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure during the last two fiscal years.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Nominees for Election for Terms Expiring in 2004," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Stock Options" and "Employment Agreements" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


         Security Ownership. Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

         Equity Compensation Plan Information. The following table sets forth information as of December 31, 2002, with respect to compensation plans under which shares of the Company's Common Stock are authorized for issuance.

                                                                                               Number of Securities
                                  Number of Securities to Be        Weighted Average           Remaining Available
                                   Issued upon Exercise of         Exercise Price of           for Future Issuance
                                     Outstanding Options,         Outstanding Options,             Under Equity
Plan Category                        Warrants and Rights          Warrants and Rights         Compensation Plans (1)
                                     -------------------          -------------------         ----------------------

Equity Compensation Plans
   Approved by Shareholders
      1997 Incentive Stock                 91,375                         $29.80                        35,633
      Option Plan

Equity Compensation Plans Not
   Approved by
   Shareholders(2)                             --                             --                            --

Total                                      91,375                         $29.80                        35,633

---------

(1) Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(2) The Company does not have any equity compensation plans that have not been approved by shareholders.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Transactions with Management" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 14.  CONTROLS AND PROCEDURES

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


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

          (3). Exhibits:

          3.1 Articles of Incorporation of the Company (restated in electronic format).

          3.2 Bylaws of the Company, attached as Exhibit 3.2 to the Registration Statement on Form S-4, Registration No. 333-24523, filed with the Commission on April 4, 1997, incorporated herein by reference.

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

          10.6 Employment Agreement, dated as of August 9, 1999, between GPIA and James H. Patterson.

          21   Subsidiaries of the Company.

          23.1 Consent of Yount, Hyde & Barbour, P.C.

          99.1 Statement   of   Chief   Executive   Officer   Pursuant   to   18
               U.S.C.ss.1350.

          99.2 Statement   of   Chief   Financial   Officer   Pursuant   to   18
               U.S.C.ss.1350.

          (All exhibits not incorporated herein by reference are attached as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

     (c)  Exhibits

          The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

     (d)  Financial Statement Schedules

          The response to this portion of Item 15 is submitted as a separate section of this report.

                        MIDDLEBURG FINANCIAL CORPORATION

                              Middleburg, Virginia

                                FINANCIAL REPORT

                                DECEMBER 31, 2002

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

                  [LETTERHEAD OF YOUNT, HYDE & BARBOUR, P.C.]


                          INDEPENDENT AUDITOR'S REPORT






To the Board of Directors
Middleburg Financial Corporation
Middleburg, Virginia


               We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
January 17, 2003

                        MIDDLEBURG FINANCIAL CORPORATION

                           Consolidated Balance Sheets
                           December 31, 2002 and 2001
                      (In Thousands, Except for Share Data)

        Assets                                               2002        2001
                                                          ---------   ---------
Cash and due from banks                                   $   8,338   $  10,053
Interest-bearing deposits in banks                              274         200
Temporary investments:
  Federal funds sold                                          - -           925
  Other money market investments                                911       1,797
Securities (fair value:  2002, $163,957; 2001, $124,522)    163,673     124,351
Loans held for sale                                          17,489       6,652
Loans, net of allowance for loan losses of $2,307 in 2002
   and $2,060 in 2001                                       209,800     194,340
Bank premises and equipment, net                             11,814       8,069
Accrued interest receivable and other assets                 12,675       7,714
                                                          ---------   ---------
         Total assets                                     $ 424,974   $ 354,101
                                                          =========   =========


   Liabilities and Shareholders' Equity

Liabilities
  Deposits:
    Noninterest-bearing demand deposits                   $  90,413   $  68,771
    Savings and interest-bearing demand deposits            138,661     111,148
    Time deposits                                            99,829      91,812
                                                          ---------   ---------
         Total deposits                                   $ 328,903   $ 271,731

  Securities sold under agreements to repurchase              8,924      12,011
  Federal Home Loan Bank advances                             - -         7,000
  Long-term debt                                             31,545      20,805
  Trust preferred capital notes                              10,000      10,000
  Accrued interest and other liabilities                      4,192       2,216
  Commitments and contingent liabilities                      - -         - -
                                                          ---------   ---------
         Total liabilities                                $ 383,564   $ 323,763
                                                          ---------   ---------

Shareholders' Equity
  Common stock, par value $5 per share, authorized
    10,000,000 shares; issued 2002, 1,852,682 shares;
    issued  2001, 1,752,258 shares                        $   9,263   $   8,761
  Capital surplus                                             3,644         741
  Retained earnings                                          25,184      21,084
  Accumulated other comprehensive income (loss)               3,319        (248)
                                                          ---------   ---------
         Total shareholders' equity                       $  41,410   $  30,338
                                                          ---------   ---------
         Total liabilities and shareholders' equity       $ 424,974   $ 354,101
                                                          =========   =========

 See Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION

                        Consolidated Statements of Income
                  Years Ended December 31, 2002, 2001 and 2000
                    (In Thousands, Except for Per Share Data)

                                                                 2002        2001       2000
                                                                 ----        ----       ----

Interest and Dividend Income
  Interest and fees on loans                                   $ 16,178    $ 16,327   $ 14,076
  Interest on investment securities:
    Taxable interest income                                           3          19         25
    Interest income exempt from federal income taxes                241         297        354
  Interest and dividends on securities available for sale:
    Taxable interest income                                       5,365       3,102      3,055
    Interest income exempt from federal income taxes              1,568       1,607      1,167
    Dividends                                                       277         281        318
  Interest on deposits in banks                                       5           9          4
  Interest on federal funds sold                                     82         117        170
  Interest on other money market investments                         39          63         40
                                                               --------    --------   --------
         Total interest and dividend income                    $ 23,758    $ 21,822   $ 19,209
                                                               --------    --------   --------

Interest Expense
  Interest on deposits                                         $  4,221    $  5,841   $  5,324
  Interest on securities sold under agreements to repurchase        181         415        633
  Interest on Federal Home Loan Bank borrowings                     115         482        584
  Interest on long-term debt                                      2,007       1,076        500
                                                               --------    --------   --------
         Total interest expense                                $  6,524    $  7,814   $  7,041
                                                               --------    --------   --------

         Net interest income                                   $ 17,234    $ 14,008   $ 12,168

  Provision for loan losses                                         300         300        400
                                                               --------    --------   --------

         Net interest income after provision
            for loan losses                                    $ 16,934    $ 13,708   $ 11,768
                                                               --------    --------   --------

Noninterest Income
  Service charges, commissions and fees                        $  1,960    $  1,452   $  1,180
  Trust and investment advisory fee income                        2,725       1,279      1,594
  Fees on loans held for sale                                     1,935       1,483        643
  Gains (losses) on securities available for sale, net              (73)        384       (204)
  Commissions on investment sales                                   611         485        116
  Other                                                              81         128        136
                                                               --------    --------   --------
         Total noninterest income                              $  7,239    $  5,211   $  3,465
                                                               --------    --------   --------

Noninterest Expenses
  Salaries and employees' benefits                             $  9,383    $  7,180   $  5,600
  Net occupancy and equipment expense                             1,851       1,246      1,172
  Advertising                                                       414         320        347
  Computer operations                                               539         408        298
  Other operating expenses                                        3,339       2,793      2,138
                                                               --------    --------   --------
         Total noninterest expenses                            $ 15,526    $ 11,947   $  9,555
                                                               --------    --------   --------
         Income before income taxes                            $  8,647    $  6,972   $  5,678

  Income tax expense                                              2,335       1,755      1,450
                                                               --------    --------   --------
         Net income                                            $  6,312    $  5,217   $  4,228
                                                               ========    ========   ========
Earnings per Share, basic                                      $   3.47    $   2.99   $   2.43
                                                               ========    ========   ========
Earnings per Share, diluted                                    $   3.39    $   2.93   $   2.41
                                                               ========    ========   ========

 See Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION

           Consolidated Statements of Changes in Shareholders' Equity
                  Years Ended December 31, 2002, 2001 and 2000
                        (In Thousands, Except Share Data)


                                                                                     Accumulated
                                                                                       Other
                                                                                       Compre-    Compre-
                                                    Common     Capital    Retained     hensive    hensive
                                                    Stock      Surplus    Earnings  Income (Loss)  Income       Total
                                                    -----      -------    --------  -------------  ------       -----

Balance, December 31, 1999                        $  8,895    $  1,293    $ 14,852    $ (1,965)               $ 23,075
  Comprehensive income:
    Net income - 2000                                - -         - -         4,228       - -      $  4,228       4,228
    Other comprehensive income net of tax:
     Unrealized holding gains arising during the
      period (net of tax, $1,150)                    - -         - -         - -         - -         2,233       - -
     Reclassification adjustment (net of tax, $69)   - -         - -         - -         - -           135       - -
                                                                                                  --------
     Other comprehensive income (net of tax, $1,219) - -         - -         - -         2,368    $  2,368       2,368
                                                                                                  --------
  Total comprehensive income                         - -         - -         - -         - -      $  6,596       - -
                                                                                                  ========
  Cash dividends - 2000 ($0.84 per share)            - -         - -        (1,464)      - -                    (1,464)
  Purchase of common stock (57,785 shares)          (289)       (1,038)      - -         - -                    (1,327)
  Issuance of common stock (18,038 shares)            90           301       - -         - -                       391
                           -------                --------    --------    --------    --------                --------
Balance, December 31, 2000                        $  8,696    $    556    $ 17,616    $    403                $ 27,271
  Comprehensive income:
    Net income - 2001                                - -         - -         5,217       - -      $  5,217       5,217
    Other comprehensive income net of tax:
     Unrealized holding losses arising during the
      period (net of tax, $204)                      - -         - -         - -         - -          (398)      - -
    Reclassification adjustment (net of tax, $131)   - -         - -         - -         - -          (253)      - -
                                                                                                  --------
    Other comprehensive income (net of tax, $335)    - -         - -         - -          (651)   $   (651)       (651)
                                                                                                  --------
  Total comprehensive income                         - -         - -         - -         - -      $  4,566       - -
                                                                                                  ========
  Cash dividends - 2001 ($1.00 per share)            - -         - -        (1,749)      - -                    (1,749)
  Purchase of common stock (7,131 shares)              (36)       (178)      - -         - -                      (214)
  Issuance of common stock (20,142 shares)             101         363       - -         - -                       464
                  --- ----                        --------    --------    --------    --------                --------
Balance, December 31, 2001                        $  8,761    $    741    $ 21,084    $   (248)               $ 30,338
  Comprehensive income:
    Net income - 2002                                - -         - -         6,312       - -      $  6,312       6,312
    Other comprehensive income net of tax:
     Unrealized holding gains arising during the
      period (net of tax, $1,813)                    - -         - -         - -         - -         3,519       - -
    Reclassification adjustment (net of tax, $25)    - -         - -         - -         - -            48       - -
                                                                                                  --------
    Other comprehensive income (net of tax, $1,704)  - -         - -         - -         3,567    $  3,567       3,567
                                                                                                  --------
  Total comprehensive income                         - -         - -         - -         - -      $  9,879       - -
                                                                                                  ========
  Cash dividends - 2002 ($1.20 per share)            - -         - -        (2,212)      - -                    (2,212)
  Issuance of common stock (100,424 shares)            502       2,903       - -         - -                     3,405
                                                  --------    --------    --------    --------                --------
Balance, December 31, 2002                        $  9,263    $  3,644    $ 25,184    $  3,319                $ 41,410
                                                  ========    ========    ========    ========                ========

 See Notes to Consolidated Financial Statements.

                                        4

                    MIDDLEBURG FINANCIAL CORPORATION


                  Consolidated Statements of Cash Flows
              Years Ended December 31, 2002, 2001 and 2000
                             (In Thousands)


                                                                2002             2001             2000
                                                             ----------       ---------         ---------
 Cash Flows from Operating Activities
   Net income                                                $   6,312        $   5,217         $   4,228
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation                                                953              692               645
       Amortization                                                313               96                64
       Provision for loan losses                                   300              300               400
       Net (gain) loss on securities available for sale             73             (384)              204
       Net (gain) loss on sale of assets                            (3)               2                (7)
       Net loss on the sale of other real estate                   - -              - -               - -
       Discount accretion and premium amortization
         on securities, net                                        (57)            (110)              (20)
       Deferred income tax provision (benefit)                     193              (95)             (180)
       Origination of loans held for sale                     (121,862)         (93,229)          (34,837)
       Proceeds from sales of loans held for sale              111,025           88,708            33,938
       Changes in assets and liabilities:
         (Increase) in other assets                               (937)            (917)           (1,058)
         Increase in other liabilities                            235              211               846
                                                             ----------       ---------         ---------
 Net cash provided by operating activities                   $  (3,455)       $     491         $   4,223
                                                             ----------       ---------         ---------

 Cash Flows from Investing Activities
   Proceeds from maturity, principal paydowns
     and calls of investment securities                      $     897        $   2,032         $     772
   Proceeds from maturity, principal paydowns
     and calls of securities available for sale                 24,839            9,070             4,527
   Proceeds from sale of securities
     available for sale                                         21,901           24,050            16,581
   Purchase of securities available for sale                   (81,576)         (78,415)          (32,316)
   Proceeds from sale of equipment                                  31               34                 7
   Purchases of bank premises and equipment                     (4,726)          (2,448)             (709)
   Net (increase) in loans                                     (16,760)         (18,846)          (34,412)
   Purchase of subsidiary                                       (1,240)            - -               - -
                                                             ----------       ---------         ---------
 Net cash (used in) investing activities                     $ (56,634)       $ (64,523)        $ (45,550)
                                                             ----------       ----------        ----------


 See Notes to Consolidated Financial Statements.

                     MIDDLEBURG FINANCIAL CORPORATION

                  Consolidated Statements of Cash Flows
                               (Continued)
               Years Ended December 31, 2002, 2001 and 2000
                              (In Thousands)


                                                                 2002             2001              2000
                                                             ----------        ----------         ----------
 Cash Flows from Financing Activities
  Net increase in noninterest-bearing and interest-
   bearing demand deposits and savings accounts              $   49,155        $  33,514         $   11,147
  Net increase in certificates of deposit                         8,017           13,577              9,656
  Increase (decrease) in securities sold under agreements
   to repurchase                                                 (3,087)          (2,310)             3,510
  Proceeds from Federal Home Loan Bank advances                  95,000           87,600             35,900
  Proceeds from long-term debt                                   11,000              - -              1,300
  Proceeds from trust preferred capital notes                       - -           10,000                - -
  Payments on Federal Home Loan Bank advances                  (102,000)         (80,600)               - -
  Payments on long-term debt                                       (260)            (495)           (20,900)
  Purchase of common stock                                          - -             (214)            (1,327)
  Net proceeds from issuance of common stock                        906              464                 34
  Cash dividends paid                                            (2,094)          (1,676)            (1,402)
                                                             ----------        ---------         ----------
   Net cash provided by financing activities                 $   56,637        $  59,860         $   37,918
                                                             ----------        ---------         ----------

 (Decrease) in cash and and cash equivalents                 $   (3,452)       $  (4,172)          $ (3,409)

 Cash and Cash Equivalents
  Beginning                                                      12,975           17,147             20,556
                                                             ----------        ---------         ----------

 Ending                                                      $    9,523        $  12,975         $   17,147
                                                             ==========        =========         ==========

 Supplemental Disclosures of Cash Flow Information
  Cash payments for:
  Interest paid to depositors                                $    4,772        $   6,294         $    5,833
  Interest paid on short-term obligations                           118              479                445
  Interest paid on long-term debt                                 1,978            1,073                500
                                                             ----------        ---------         ----------
                                                             $    6,868        $   7,846         $    6,778
                                                             ==========        =========         ==========

 Income taxes                                                $    2,158        $   2,375         $    1,557
                                                             ==========        =========         ==========

 Supplemental Disclosure of Noncash Transactions
  Issuance of common stock for contingent payment under
   terms of acquisition of subsidiary                        $    2,500        $     - -         $      357
                                                             ==========        =========         ==========
 Unrealized (loss) gain on securities available for sale     $    5,405        $    (986)        $    3,587
                                                             ==========        =========         ==========
 Note receivable forgiven in connection with purchase
  of subsidiary                                              $    1,000        $     - -         $      - -
                                                             ==========        =========         ==========
 Exercise of option to purchase subsidiary                   $    1,200        $     - -         $      - -
                                                             ==========        =========         ==========

 See Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements


Note 1.        Nature of Banking Activities and Significant Accounting Policies

               Middleburg Financial Corporation's banking subsidiary, The Middleburg Bank, grants commercial, financial, agricultural, residential and consumer loans to customers principally in Loudoun County and Fauquier County, Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The Tredegar Trust Company, a non-banking subsidiary, offers a comprehensive range of fiduciary and investment management services to individuals and businesses.

               The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to accepted practice within the banking industry.

                  Principles of Consolidation

                      The consolidated financial statements of Middleburg Financial Corporation (formerly Independent Community Bankshares, Inc.) and its wholly-owned subsidiaries, The Middleburg Bank, The Tredegar Trust Company, Gilkison Patterson Investment Advisors, Inc., Middleburg Bank Service Corporation and ICBI Capital Trust I, include the accounts of all companies. All material intercompany balances and transactions have been eliminated in consolidation.

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

                  Loans Held for Sale

                      Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Substantially all loans originated are held for sale to outside investors.

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

                  Goodwill

                       The  Company  adopted  SFAS No. 142,  Goodwill  and Other
                      Identifiable Assets, effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as customer relationships and non compete agreements) are separately recognized and amortized over their useful life.

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

                   Notes to Consolidated Financial Statements



                  Use of Estimates

                      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred taxes, goodwill and intangibles.

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

                      The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 60 to 120 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.

                  Stock-Based Employee Compensation Plan

                      At December 31, 2002, the Company had a stock-based employee compensation plan which is described more fully in Note 8. The Company accounts for the plan under the recognition and measurement principles of APB opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise

                   Notes to Consolidated Financial Statements



                      price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants in 2002 and 2000;dividend rate of 0.22% and 0.20%; risk-free interest rate of 5.51% and 5.35%; expected lives of 10 years; and expected price volatility of 18.71% and 17.96%. No options were granted during 2001.

                                                Year Ended December 31,
                                        --------------------------------------
                                           2002          2001           2000
                                        ---------     ---------      ---------

Net income, as reported                 $   6,312     $   5,217      $   4,228
Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards     (289)         (223)           (317)
                                        ---------     ---------      ---------

Pro forma net income                    $   6,023     $   4,994      $   3,911
                                        =========     =========      =========

Earnings per share:
 Basic - as reported                    $    3.47     $    2.99      $    2.43
 Basic - pro forma                           3.31          2.86           2.25
 Diluted - as reported                       3.39          2.93           2.41
 Diluted - pro forma                         3.23          2.80           2.23


Note 2.        Securities

               Amortized costs and fair values of securities being held to maturity as of December 31, 2002 and 2001 are summarized as follows:

                                                                         Gross            Gross
                                                      Amortized        Unrealized       Unrealized        Fair
                                                        Cost             Gains           (Losses)         Value
                                                      ----------       ----------       ----------      ---------
                                                                                  2002
                                                      -----------------------------------------------------------
                                                                            (In Thousands)
             Obligations of states and
               political subdivisions                 $    4,590       $       28       $    - -        $   4,874
             Mortgage-backed securities                       53          - -                - -               53
                                                      ----------       ----------       ----------      ---------
                                                      $    4,643       $      284       $    - -        $   4,927
                                                      ==========       ==========       ==========      =========
                                                                                  2001
                                                      -----------------------------------------------------------
                                                                            (In Thousands)
             Obligations of states and
               political subdivisions                 $    5,484       $       17       $    - -        $   5,655
             Mortgage-backed securities                       61          - -                - -               61
                                                      ----------       ----------       ----------      ---------
                                                      $    5,545       $      171       $    - -        $   5,716
                                                      ----------       ----------       ----------      ---------

                                       12

                   Notes to Consolidated Financial Statements



               The amortized cost and fair value of securities being held to maturity as of December 31, 2002 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.


                                                        Amortized        Fair
                                                          Cost          Value
                                                        --------       --------
                                                            (In Thousands)

               Due in one year or less                  $    376       $    377
               Due after one year through five years       2,630          2,780
               Due after five years through 10 years       1,584          1,717
               Mortgage-backed securities                     53             53
                                                        --------       --------
                                                        $  4,643       $  4,927
                                                        ========       ========

               Amortized costs and fair values of securities available for sale as of December 31, 2002 and 2001, are summarized as follows:

                                                             Gross          Gross
                                             Amortized     Unrealized     Unrealized        Fair
                                               Cost          Gains         (Losses)         Value
                                            ----------     ----------     ----------     ----------
                                                                    2002
                                            -------------------------------------------------------
                                                                (In Thousands)
 U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies                $    4,360     $       46     $      - -     $    4,406
 Obligations of states and
   political subdivisions                       31,195          1,444            - -         32,639
 Mortgage-backed securities                     98,877          3,651             (7)       102,521
 Corporate preferred                             2,221             93            (31)         2,283
 Restricted stock                                2,324            - -            - -          2,324
 Other                                          15,024            204           (371)        14,857
                                            ----------     ----------     ----------     ----------
                                            $  154,001     $    5,438     $     (409)    $  159,030
                                            ==========     ==========     ==========     ==========

                   Notes to Consolidated Financial Statements



                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized       Fair
                                                Cost         Gains       (Losses)       Value
                                            ----------    ----------    ----------    ----------
                                                                    2001
                                            ----------------------------------------------------
                                                               (In Thousands)
 U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies                $      249    $       18    $      - -    $      267
 Obligations of states and
   political subdivisions                       33,338           381          (499)       33,220
 Mortgage-backed securities                     64,206           231          (691)       63,746
 Corporate preferred                             2,188            25           (28)        2,185
 Restricted stock                                2,134           - -           - -         2,134
 Other                                          17,067           265           (78)       17,254
                                            ----------    ----------    ----------    ----------
                                            $  119,182    $      920    $   (1,296)   $  118,806
                                            ==========    ==========    ==========    ==========


               The amortized cost and fair value of securities available for sale as of December 31, 2002, by contractual maturity are shown below. Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                 Amortized       Fair
                                                    Cost         Value
                                                 ----------    ----------
                                                      (In Thousands)

 Due in one year or less                          $   1,378    $    1,388
 Due after one year through five years                5,416         5,568
 Due after five years through 10 years               11,046        11,685
 Due after 10 years                                  17,715        18,404
 Mortgage-backed securities                          98,877       102,521
 Corporate preferred                                  2,221         2,283
 Restricted stock                                     2,324         2,324
 Other                                               15,024        14,857
                                                 ----------    ----------
                                                 $  154,001    $  159,030
                                                 ==========    ==========



               Proceeds from sales of securities available for sale during 2002, 2001 and 2000 were $21,900,811 , $24,050,000 and $16,581,000, respectively. Gross gains of $ 80,419, $533,000 and $23,000 and gross losses of $153,887, $149,000 and $227,000 were realized on those sales, respectively.

               The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies as required by law and for other purposes amounted to $13,559,852 and $27,701,000 at December 31, 2002 and 2001, respectively.

                   Notes to Consolidated Financial Statements





Note 3.        Loans, Net


                                                                  December 31,
                                                     --------------------------------------
                                                           2002                  2001
                                                     ---------------        ---------------
                                                                 (In Thousands)
 Mortgage loans on real estate:
    Construction                                     $        22,008        $        24,174
    Secured by farmland                                          482                    163
    Secured by 1-4 family residential                         84,389                 89,095
    Other real estate loans                                   73,164                 48,074
 Loans to farmers (except secured by real estate)                686                    632
 Commercial loans                                             19,637                 22,361
 Loans to individuals for personal expenditures               11,550                 11,735
 All other loans                                                 191                    166
                                                     ---------------        ---------------
                     Total loans                     $       212,107        $       196,400
 Less:     Allowance for loan losses                           2,307                  2,060
                                                     ---------------        ---------------
                     Net loans                       $       209,800        $       194,340
                                                     ===============        ===============

Note 4.        Allowance for Loan Losses


                                                  2002           2001             2000
                                              -----------     -----------      -----------
                                                              (In Thousands)

    Balance, beginning                        $     2,060     $     1,804      $     1,453
    Provision charged to operating expense            300             300              400
    Recoveries                                         21              39               47
    Loan losses charged to the allowance              (74)            (83)             (96)
                                              -----------     -----------      -----------
                                              $     2,307     $     2,060      $     1,804
                                              ===========     ===========      ===========

               There were no loans recognized for impairment under SFAS No. 114 as of December 31, 2002 and 2001. The average recorded investment in impaired loans during 2000 was $15,000. No interest income on impaired loans was recognized in 2002, 2001 and 2000.

               Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $1,063,000 and $79,000 at December 31, 2002 and 2001, respectively. If interest on these loans had been accrued, such income would have approximated $41,000 and $700 for 2002 and 2001, respectively.

                   Notes to Consolidated Financial Statements





Note 5.        Bank Premises and Equipment, Net

               Bank premises and equipment consists of the following:


                                                       2002            2001
                                                   ------------   -------------
                                                          (In Thousands)

             Land                                  $      2,262   $       2,022
             Banking facilities                           7,621           3,907
             Furniture, fixtures and equipment            7,279           5,400
             Construction in progress and deposits
               on equipment                                 210           1,406
                                                   ------------   -------------
                                                   $     17,372   $      12,735
             Less accumulated depreciation                5,558           4,666
                                                   ------------   -------------
                                                   $     11,814   $       8,069
                                                   ============   =============


                Depreciation expense was $953,000, $692,000, and $645,000 for the years ended December 31, 2002, 2001 and 2000, respectively.


Note 6.        Deposits

                The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $ 56,636,000 and $45,679,000 in 2002 and 2001, respectively.

                At December 31, 2002, the scheduled maturities of time deposits (in thousands) are as follows:

                   2003                                           57,578
                   2004                                           23,852
                   2005                                            7,215
                   2006                                            4,575
                   2007                                            6,418
                   Thereafter                                        191
                                                            ------------
                                                            $     99,829
                                                            ------------


                At  December  31,  2002  and  2001,  overdraft  demand  deposits
                reclassified   to   loans   totaled   $191,000   and   $166,000,
                respectively.


Note 7.        Borrowings

               The Company has a $82,690,000 line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by all of the Company's first lien loans on one-to-four unit single-family dwellings. As of December 31, 2002, the book value of these loans totaled approximately $67,000,000. The amount of the available credit is limited to seventy-five percent of qualifying collateral. Any borrowings in excess of the qualifying collateral require pledging of additional assets.

                   Notes to Consolidated Financial Statements





               The Company's fixed-rate long-term debt with the Federal Home Loan Bank of $31,000,000 at December 31, 2002 matures through 2012. During 2002 and 2001, the interest rates ranged from 3.83 percent to 6.16 percent and from 4.73 percent to 6.16 percent, respectively. At December 31, 2002 and 2001, the weighted average interest rates were 5.13 percent and 5.73 percent, respectively.

               At December 31, 2002, the Company had floating-rate long-term debt with other institutions totaling $ 545,000 and maturing on March 31, 2003. The floating rate is based on the 30-day LIBOR plus 115 basis points. The interest rate ranged from 2.53 % to
               3.03 % during 2002.

               The contractual maturities of the Company's long-term debt are as follows:

                                                                     2002
                                                                -------------
                                                                (In Thousands)

                           Due in 2003                          $         545
                           Due in 2004                                 11,000
                           Due in 2005                                 15,000
                           Due in 2012                                  5,000
                                                                -------------
                                                                $      31,545

               The Company has an additional $5,300,000 in lines of credit available from other institutions at December 31, 2002.


Note 8.        Stock Option Plan

               The Company sponsors a stock option plan, which provides for the granting of both incentive and nonqualified stock options. Under the plan, the Company may grant options to its officers and employees for up to 190,000 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant. The options vest over the three years following the date of grant. All options expire ten years from the grant date.

                   Notes to Consolidated Financial Statements





                Options outstanding at December 31, 2002, 2001 and 2000 are summarized as follows:


                                2002                  2001                     2000
                        -------------------   --------------------    ---------------------
                                  Weighted               Weighted                  Weighted
                                   Average                Average                   Average
                                  Exercise               Exercise                  Exercise
                        Shares      Price      Shares      Price       Shares        Price
                        ------    --------     ------    ---------     ------      --------
Outstanding at
 beginning of year      104,425    $ 20.76    154,825    $    21.15    123,825     $  21.13
Granted                  27,500      45.50        - -           - -     31,000        21.66
Exercised               (40,550)     17.10    (22,442)        20.29        - -          - -
Forfeited                   - -        - -    (27,958)        23.28        - -          - -
                        -------               -------                  -------
Outstanding at end
 of year                 91,375    $ 29.80    104,425    $    20.76    154,825     $  21.15
                        =======               =======                  =======
Options exercisable
 at year end             69,600    $ 25.71     94,425    $    20.62    116,749     $  20.69
Weighted average
 fair value of options
 granted during the
 year                              $ 12.04               $     - -                 $   9.20



                As of December 31, 2002, options outstanding and exercisable are summarized as follows:


                                                   Weighted
                                                   Remaining
                  Exercise          Options       Contractual        Options
                   Prices         Outstanding         Life         Exercisable
                ------------      -----------     -----------      -----------

                $      17.00            2,000             4.9           2,000
                       23.50           18,000             6.0          18,000
                       24.50            3,875             6.7           3,875
                       24.75           20,000             7.0          20,000
                       21.25           20,000             8.0          17,640
                       45.50           27,500             9.3           8,085



Note 9.        Employee Benefit Plans

               The Company has a noncontributory, defined benefit pension plan covering substantially all full-time employees. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. Information about the plan follows:

                   Notes to Consolidated Financial Statements



                                                 2002        2001        2000
                                                -------     -------     -------
                                                         (In Thousands)
Change in Benefit Obligation
  Benefit obligation, beginning of year         $ 2,299     $ 1,862     $ 2,002
  Service cost                                      155         274         215
  Interest cost                                     172         140         150
  Plan amendments                                 - -         - -          (350)
  Actuarial loss (gain)                            (181)         42         (33)
  Benefits paid                                    (329)        (19)       (122)
                                                -------     -------     -------
  Benefit obligation, end of year               $ 2,116     $ 2,299     $ 1,862
                                                -------     -------     -------


Change in Plan Assets
  Fair value of plan assets, beginning of year  $ 1,736     $ 1,894     $ 1,562
  Actual return on plan assets                     (131)       (289)        269
  Employer contributions                            705         151         185
  Benefits paid                                    (329)        (20)       (122)
                                                -------     -------     -------
  Fair value of plan assets, ending             $ 1,981     $ 1,736     $ 1,894
                                                -------     -------     -------

  Funded status                                 $  (135)    $  (563)    $    32
  Unrecognized net actuarial loss                 1,034         956         463
  Unrecognized net obligation at transition         (24)        (28)        (32)
  Unrecognized prior service cost                  (199)       (199)       (200)
                                                -------     -------     -------
  Prepaid benefit cost included in other assets $   676     $   166     $   263
                                                =======     =======     =======


Components of Net Periodic
  Benefit Cost
  Service cost                                  $   155     $   274     $   215
  Interest cost                                     172         140         150
  Expected return on plan assets                   (163)       (174)       (140)
  Amortization of prior service cost                 (1)         (1)         17
  Amortization of net obligation
    at transition                                    (4)         (4)         (4)
  Recognized net actuarial loss                      35          14          22
                                                -------     -------     -------
    Net periodic benefit cost                   $   194     $   249     $   260
                                                =======     =======     =======

Weighted-Average Assumptions
 as of December 31
  Discount rate                                   7.25%       7.50%       7.50%
  Expected return on plan assets                  9.00%       9.00%       9.00%
  Rate of compensation increase                   5.00%       5.00%       5.00%

                   Notes to Consolidated Financial Statements




               A deferred compensation plan was adopted for the President and Chief Executive Officer. Benefits are to be paid in monthly installments for 15 years following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits would be reduced. The deferred compensation expense for 2002, 2001 and 2000, based on the present value of the retirement benefits, was $23,320, $21,794, and $20,368. The plan is unfunded. However, life insurance has been acquired on the life of the employees in amounts sufficient to discharge the obligations.


Note 10.       Income Taxes

               Net deferred tax assets (liabilities) consist of the following components as of December 31, 2002 and 2001:


                                                         2002           2001
                                                        -------        -------
                                                           (In Thousands)
                 Deferred tax assets:
                  Allowance for loan losses             $   670        $   585
                  Deferred compensation                      60             52
                  Other                                      25             13
                  Securities available for sale           - -              128
                                                        -------        -------
                                                        $   755        $   778
                                                        -------        -------
                 Deferred tax liabilities:
                  Property and equipment                $   423        $   243
                  Prepaid pension costs                     244            126
                  Securities available for sale           1,712          - -
                                                        -------        -------
                                                        $ 2,379        $   369
                                                        -------        -------

                                                        $(1,624  )     $   409
                                                        =======        =======



               The provision for income taxes charged to operations for the years ended December 31, 2002, 2001 and 2000 consists of the following:

                                                   2002       2001        2000
                                                   ----       ----        ----
                                                         (In Thousands)

                 Current tax expense              $ 2,142    $ 1,850    $ 1,630
                 Deferred tax provision (benefit)     193        (95)      (180)
                                                  -------    -------    -------
                                                  $ 2,335    $ 1,755    $ 1,450
                                                  =======    =======    =======

                   Notes to Consolidated Financial Statements





               The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2002, 2001 and 2000, due to the following:

                                                   2002       2001        2000
                                                   ----       ----        ----
                                                          (In Thousands)

                 Computed "expected" tax expense  $ 2,940    $  2,370   $ 1,931
                 (Decrease) in income taxes
                   resulting from:
                   Tax-exempt interest income        (594)      (578)      (466)
                   Other, net                         (11)       (37)       (15)
                                                  -------    -------    -------
                                                  $ 2,335    $ 1,755    $ 1,450
                                                  =======    =======    =======


Note 11.       Related Party Transactions

               The Company's subsidiary bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the subsidiary bank for loans totaling $4,211,000 and $2,550,000 at December 31, 2002 and 2001, respectively. During 2002, total principal additions were $2,854,000 and total principal payments were $1,193,000.


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

               The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2002 and 2001, the aggregate amount of daily average required reserves for each year was approximately $25,000.

                   Notes to Consolidated Financial Statements





Note 13.       Earnings Per Share

               The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

                                        2002                       2001                      2000
                              ------------------------   ------------------------  ------------------------
                                                Per                       Per                       Per
                                               Share                     Share                     Share
                                Shares        Amount       Shares        Amount      Shares        Amount
                              ---------     ----------   ---------     ----------  ---------     ----------

 Basic EPS                    1,821,000     $     3.47   1,746,000     $     2.99  1,741,000     $     2.43
                                            ==========                 ==========                ==========

 Effect of dilutive
  securities:
   Stock options                 42,000                     37,000                    11,000
                              ---------                 ----------                 ---------
   Diluted EPS                1,863,000     $     3.39   1,783,000     $     2.93  1,752,000     $     2.41
                              =========     =========== ==========     ==========  =========     ==========

               In 2002 and 2000, stock options representing 6,875 and 69,825 shares, respectively, were not included in the calculation of earnings per share because they would have been antidilutive. No options were excluded from the computation of diluted earnings per share for the year ended December 31, 2001.


Note 14.       Retained Earnings

               Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of
               December 31, 2002, the aggregate amount of unrestricted funds which could be transferred from the Company's subsidiaries to the Parent Company, without prior regulatory approval, totaled $11,010,000 or 27.0 % of the total consolidated net assets.


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

                   Notes to Consolidated Financial Statements





               A summary of the contract amount of the Company's exposure to off-balance-sheet risk as of December 31, 2002 and 2001, is as follows:

                                                          2002          2001
                                                      ------------  ------------
                                                           (In Thousands)
               Financial  instruments  whose contract
                amounts  represent credit risk:
                   Commitments to extend credit       $     31,590  $     34,244
                   Standby letters of credit                 1,969         2,343

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

               Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2002 averages 66.0 percent.

               The Company has utilized derivative instruments in the form of interest rate swaps during the years 2002 and 2001. Interest rate swaps are contracts in which a series of interest flows in a single currency are exchanged over a prescribed period. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. The notional amounts are not exchanged and do not represent direct credit exposure. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

                   Notes to Consolidated Financial Statements





               During May 2000, the Company entered into two interest rate swap agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments (interest rate swaps). The notional principal amount of interest rate swaps outstanding was $8,525,000 at December 31, 2001 and 2000. The original term to maturity was 24 months. The weighted-average fixed payment rate was 7.00% at December 31, 2002 and 2001. Variable interest payments received are based on three-month LIBOR. At December 31, 2002 and 2001, the weighted average rate of variable market-indexed interest payment obligations to the Company was
               1.56 % and 1.67%, respectively. The effect of these agreements was to transform fixed rate liabilities to variable rate liabilities. The net income from these agreements was $ 169,774 and $250,848 for the twelve-month periods ended December 31, 2002 and 2001, which was charged to income as it accrued.

               During   2002   and   2001,   interest   rate   swaps   used  for
               other-than-trading purposes modify the interest rate exposure in the Company's interest-bearing deposits.

               The Company has approximately $4,288,237 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2002.


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

                  Off-Balance-Sheet Financial Instruments

                  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2002 and 2001, the carrying amounts of loan commitments and standby letters of credit approximated fair values.

                  Fair  values  for   off-balance-sheet   derivative   financial
                  instruments, for other-than-trading purposes, are based upon quoted market prices.

                  The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

                                                                  2002                        2001
                                                         ----------------------      ----------------------
                                                         Carrying       Fair         Carrying       Fair
                                                          Amount        Value         Amount        Value
                                                         --------      --------      --------      --------
                                                                           (In Thousands)
 Financial assets:
    Cash and short-term investments                      $  9,523      $  9,523      $ 12,975      $ 12,975
    Securities                                            163,673       163,957       124,351       124,522
    Loans held for sale                                    17,489        17,533         6,652         6,668
    Loans                                                 209,800       212,857       194,340       203,720
 Accrued interest receivable                                2,051         2,051         1,984         1,984

 Financial liabilities:
    Deposits                                             $328,903      $330,768      $271,731      $272,864
    Securities sold under agreements
       to repurchase                                        8,924         8,924        12,011        12,011
    Federal Home Loan Bank advances                           - -           - -         7,000         7,000
    Long-term debt                                         31,545        33,180        20,805        23,136
    Trust preferred capital notes                          10,000        10,000        10,000        10,000
    Accrued interest payable                                  681           681           819           819

 Off-balance-sheet derivative financial
    instruments:
     Other-than-trading assets:
       Interest rate swaps                               $   - -        $  - -       $   - -       $   225

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

               Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2002 and 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

               As of December 31, 2002, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                   Notes to Consolidated Financial Statements





               The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                      Minimum
                                                                                                     To Be Well
                                                                          Minimum                 Capitalized Under
                                                                          Capital                 Prompt Corrective
                                            Actual                      Requirement               Action Provisions
                                --------------------------      -------------------------     ------------------------
                                   Amount          Ratio           Amount         Ratio          Amount         Ratio
                                   ------          -----           ------         -----          ------         -----
                                                                        (In Thousands)
As of December 31, 2002:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated              $    43,496          15.6%      $    22,258          8.0%                 N/A
      The Middleburg Bank       $    39,804          15.6%      $    20,396          8.0%      $    25,495         10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated              $    41,189          14.8%      $    11,129          4.0%                 N/A
      The Middleburg Bank       $    37,497          14.7%      $    10,198          4.0%      $    15,297          6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated              $    41,189          10.6%      $    15,597          4.0%                 N/A
      The Middleburg Bank       $    37,497           9.9%      $    15,154          4.0%      $    18,943          5.0%

As of December 31, 2001:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated              $    41,374          17.3%      $    19,088          8.0%                 N/A
      The Middleburg Bank       $    34,969          15.0%      $    18,675          8.0%      $    23,344         10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated              $    39,084          16.4%      $     9,544          4.0%                 N/A
      The Middleburg Bank       $    32,909          14.1%      $     9,338          4.0%      $    14,007          6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated              $    39,084          12.5%      $    12,542          4.0%                 N/A
      The Middleburg Bank       $    32,909          10.8%      $    12,218          4.0%      $    15,273          5.0%


Note 18.        Acquisition

               On August 9,  1999,  the  Company  purchased  one  percent of the issued and outstanding capital stock of Gilkison Patterson Investment Advisors, Inc. ("GPIA"), an investment advisory firm based in Alexandria, Virginia. The Company also acquired the right to purchase all of the remaining authorized, issued and outstanding shares of GPIA's capital stock on or after July 1, 2001. This option was extended through June 30, 2002. On April 1, 2002, the Company completed the acquisition of GPIA. The terms of the transaction included a total purchase price of $6 million, which included 59,874 shares ($2.5 million value) of the Company's common stock issued to the shareholders of GPIA. Based on a purchase price valuation, the Company allocated approximately 61% of the purchase price to identified intangibles with a weighted-average life of 12.5 years. The remaining 39% of the purchase price has been treated as goodwill.

                   Notes to Consolidated Financial Statements




Note 19.       Trust Preferred Capital Notes

                On November 14, 2001, ICBI Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities. On November 28, 2001, $10 million of trust preferred securities were issued through a pooled underwriting totaling approximately $750 million. The securities have a LIBOR-indexed floating rate of interest. During 2002, the interest rates ranged from 5.17% to 5.85%. At December 31, 2002 the weighted-average interest rate was 5.79%. The securities have a mandatory redemption date of December 8, 2031, and are subject to varying call provisions beginning December 8, 2006. The principal asset of the Trust is $10 million of the Company's junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

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

                   Notes to Consolidated Financial Statements



 Note 20.      Condensed Financial Information - Parent Corporation Only

                            MIDDLEBURG FINANCIAL CORPORATION
                                (Parent Corporation Only)

                                     Balance Sheets
                               December 31, 2002 and 2001



               Assets                                                         2002            2001
                                                                            --------          --------
                                                                                   (In Thousands)

 Cash on deposit with subsidiary bank                                       $     95          $     35
 Money market fund                                                               556             1,409
 Securities available for sale                                                 2,292             2,273
 Investment in subsidiaries, at cost, plus
   equity in undistributed net income                                         42,228            33,881
 Note receivable                                                               - -               1,000
 Goodwill                                                                      3,422             1,272
 Intangible assets                                                             3,481             - -
 Other assets                                                                    454             1,770
                                                                            --------          --------

                         Total assets                                       $ 52,528          $ 41,640
                                                                            ========          ========

               Liabilities and Shareholders' Equity

 Liabilities
   Long-term debt                                                           $    545          $    805
   Trust preferred capital notes                                              10,000            10,000
   Other liabilities                                                             573               497
                                                                            --------          --------
                         Total liabilities                                  $ 11,118          $ 11,302
                                                                            --------          --------

 Shareholders' Equity
   Common stock                                                             $  9,263          $  8,761
   Capital surplus                                                             3,644               741
   Retained earnings                                                          25,184            21,084
   Accumulated other comprehensive income (loss)                               3,319              (248)
                                                                            --------          --------
                         Total shareholders' equity                         $ 41,410          $ 30,338
                                                                            --------          --------

                         Total liabilities and shareholders' equity         $ 52,528          $ 41,640
                                                                            ========          ========


                   Notes to Consolidated Financial Statements




                        MIDDLEBURG FINANCIAL CORPORATION
                            (Parent Corporation Only)


                              Statements of Income
                  Years Ended December 31, 2002, 2001 and 2000



                                                             2002              2001              2000
                                                            -------           -------           -------
                                                                           (In Thousands)
Income
  Dividends from subsidiaries                               $ 2,555           $ 1,795           $ 1,500
  Interest and dividends from investments                       158               169               224
  Interest on money market                                       14                18                 6
  Interest from loan to GPIA                                     16                74                80
  Management fees from GPIA                                      40                78                77
  Gains (losses) on securities available
    for sale, net                                                (6)              119                (5)
                                                            -------           -------           -------
          Total income                                      $ 2,777           $ 2,253           $ 1,882
                                                            -------           -------           -------

Expenses
  Salaries and employee benefits                            $     2           $    16           $   123
  Amortization                                                  313                96                64
  Legal and professional fees                                    73                63                65
  Printing and supplies                                          51                 1                 9
  Directors fees                                              - -                  50                34
  Advertising                                                   115             - -               - -
  Interest expense on loan from subsidiary                    - -                  37                40
  Interest expense other                                        584               114                76
  Other                                                         145               145               156
                                                            -------           -------           -------
          Total expenses                                    $ 1,310           $    66           $   567
                                                            -------           -------           -------

          Income before allocated tax benefits and
             undistributed income of subsidiaries           $ 1,467           $ 1,586           $ 1,315

Income tax (benefit)                                           (296)              (49)              (34)
                                                            -------           -------           -------

          Income before equity in undistributed
            income of subsidiaries                          $ 1,763           $ 1,635           $ 1,349

Equity in undistributed income of subsidiaries                4,549           $ 3,582           $ 2,879
                                                            -------           -------           -------

          Net income                                        $ 6,312           $ 5,217           $ 4,228
                                                            =======           =======           =======


                   Notes to Consolidated Financial Statements





                      MIDDLEBURG FINANCIAL CORPORATION
                          (Parent Corporation Only)


                          Statements of Cash Flows
                Years Ended December 31, 2002, 2001 and 2000


                                                                     2002              2001               2000
                                                                    -------           -------           -------
                                                                               (In Thousands)


 Cash Flows from Operating Activities
  Net income                                                        $ 6,312           $ 5,217           $ 4,228
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization                                                      313                96                64
      Undistributed earnings of subsidiaries                         (4,549)           (3,582)           (2,879)
      (Gain) loss on sale of securities available for sale                6              (119)                5
      (Increase) in other assets                                       (190)             (300)              (19)
      Increase (decrease) in other liabilities                          (42)              (10)               92
                                                                    -------           -------           -------
Net cash provided by operating activities                           $ 1,850           $ 1,302           $ 1,491
                                                                    -------           -------           -------

Cash Flows from Investing Activities
  Purchase of securities available for sale                         $  (156)          $  (162)           $- -
  Proceeds from sale of securities available for sale                   201               503               100
  Investment in subsidiary bank                                       - -              (8,000)            - -
  Purchase of subsidiary                                             (1,240)            - -               - -
                                                                    -------           -------           -------
Net cash provided by (used in) investing activities                 $(1,195)          $(7,659)          $   100
                                                                    -------           -------           -------

Cash Flows from Financing Activities
  Proceeds from issuance of trust preferred capital notes           $ - -            $ 10,000           $ - -
  Proceeds from long-term debt                                        - -               - -               1,300
  Payments on long-term debt                                           (260)             (495)            - -
  Payment of note payable to subsidiary                               - -                (500)            - -
  Purchase of common stock                                            - -                (214)           (1,327)
  Net proceeds from issuance of common stock                            906               464                34
  Cash dividends paid                                                (2,094)           (1,676)           (1,402)
                                                                    -------           -------           -------
Net cash provided by (used in) financing activities                 $(1,448)          $ 7,579           $(1,395)
                                                                    -------           -------           -------

Increase (decrease) in cash and cash equivalents                    $  (793)          $ 1,222           $   196

Cash and Cash Equivalents
  Beginning                                                           1,444           $   222           $    26
                                                                    -------           -------           -------

  Ending                                                            $    65           $ 1,444           $   222
                                                                    =======           =======           =======

 Supplemental Disclosure of Noncash Transactions
 Issuance of common stock for contingent payment
    under terms of acquisition of subsidiary                        $ 2,500           $ - -             $   357
                                                                    =======           =======           =======

    Note receivable forgiven in connection with
        purchase of subsidiary                                      $ 1,000           $ - -               - -
                                                                    =======           =======           =======

    Exercise of option to purchase subsidiary                       $ 1,200           $ - -               - -
                                                                    =======           =======           =======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MIDDLEBURG FINANCIAL CORPORATION



Date:  March 28, 2003                  By: /s/ Joseph L. Boling
                                          --------------------------------------
                                            Joseph L. Boling
                                            Chairman of the Board, President and
                                            Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                       Title                              Date
                  ---------                                       -----                              ----


/s/ Joseph L. Boling                           Chairman of the Board, President and Chief       March 28, 2003
-------------------------------------------         Executive Officer and Director
              Joseph L. Boling                      (Principal Executive Officer)


/s/ Alice P. Frazier                                  Executive Vice President and              March 28, 2003
-------------------------------------------              Chief Financial Officer
              Alice P. Frazier                        (Principal Financial Officer)


/s/ Kathleen J. Chappell                          Senior Vice President and Controller          March 28, 2003
-------------------------------------------          (Principal Accounting Officer)
            Kathleen J. Chappell


/s/ Howard M. Armfield                                          Director                        March 28, 2003
-------------------------------------------
             Howard M. Armfield


/s/ Childs Frick Burden                                         Director                        March 28, 2003
-------------------------------------------
             Childs Frick Burden


/s/ J. Lynn Cornwell, Jr.                                       Director                        March 28, 2003
-------------------------------------------
            J. Lynn Cornwell, Jr.

/s/ William F. Curtis                                           Director                        March 28, 2003
-------------------------------------------
              William F. Curtis


                                                                Director                        March 28, 2003
-------------------------------------------
             Robert C. Gilkison


                                                                Director                        March 28, 2003
-------------------------------------------
            C. Oliver Iselin, III


                                                                Director                        March 28, 2003
-------------------------------------------
               Gary D. LeClair


                                                                Director                        March 28, 2003
-------------------------------------------
               Thomas W. Nalls


/s/ John Sherman                                                Director                        March 28, 2003
-------------------------------------------
                John Sherman


/s/ Millicent W. West                                           Director                        March 28, 2003
-------------------------------------------
              Millicent W. West


/s/ Edward T. Wright                                            Director                        March 28, 2003
-------------------------------------------
              Edward T. Wright


                                  CERTIFICATION

     I, Joseph L. Boling, Chairman of the Board, President and Chief Executive Officer of Middleburg Financial Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Middleburg Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                        /s/ Joseph L. Boling
                                             -----------------------------------
                                             Joseph L. Boling
                                             Chairman of the Board, President
                                             and Chief Executive Officer

                                  CERTIFICATION

     I, Alice P. Frazier, Executive Vice President and Chief Financial Officer of Middleburg Financial Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Middleburg Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                     /s/ Alice P. Frazier
                                          --------------------------------------
                                          Alice P. Frazier
                                          Executive Vice President
                                             and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

3.1 Articles of Incorporation of the Company (restated in electronic format).

3.2 Bylaws of the Company, attached as Exhibit 3.2 to the Registration Statement on Form S-4, Registration No. 333-24523, filed with the Commission on April 4, 1997, incorporated herein by reference.

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

10.6 Employment Agreement, dated as of August 9, 1999, between GPIA and James H. Patterson.

21       Subsidiaries of the Company.

23.1     Consent of Yount, Hyde & Barbour, P.C.

99.1     Statement of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.

99.2     Statement of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.

          (All exhibits not incorporated herein by reference are attached as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.)