Form 10-Q
period 2003-03-31
MIDDLEBURG FINANCIAL CORP
filed 2003-05-15
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[   ] Transition Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number:  0-24159

MIDDLEBURG FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization)	54-1696103 (I.R.S. Employer Identification No.)
111 West Washington Street Middleburg, Virginia (Address of Principal Executive Offices)	20117 (Zip Code)

Registrant’s telephone number, including area code  (703) 777-6327

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,852,682 shares of common stock, par value $5.00 per share,

outstanding as of May 7, 2003

MIDDLEBURG FINANCIAL CORPORATION

INDEX

Part I.    Financial Information

Page No.

Item 1.

Financial Statements

Consolidated Balance Sheets

3

Consolidated Statements of Income

4

Consolidated Statements of Changes in Shareholders’ Equity

5

Consolidated Statements of Cash Flows

6

Notes to Consolidated Financial Statements

7

 Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

10

 Item 3.

       Quantitative and Qualitative Disclosures About Market Risk

15

 Item 4.        Controls and Procedures

16

Part II.     Other Information

Item 1.

Legal Proceedings

17

Item 2.

Change in Securities and Use of Proceeds

17

Item 3.

Defaults upon Senior Securities

17

Item 4.

Submission of Matters to a Vote of Security Holders

17

Item 5.

Other Information

17

Item 6.

Exhibits and Reports on Form 8-K

17

Signatures

18

PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March	December 31,
	2003	2002
Assets
Cash and due from banks	$ 13,784	$ 8,338
Interest-bearing balances in banks	119	274
Temporary investments:
Other money market investments	866	911
Securities (fair value: March 31, 2003,
$166,791 , December 31, 2002, $163,957 )	166,524	163,673
Loans held for sale	16,299	17,489
Loans, net of allowance for loan losses of $2,357 in 2003
and $2,307 in 2002	220,323	209,800
Bank premises and equipment, net	11,903	11,814
Other assets	12,613	12,675

Total assets	$ 442,431	$ 424,974

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing demand deposits	$ 97,647	$ 90,413
Savings and interest-bearing demand deposits	141,633	138,661
Time deposits	98,100	99,829
Total deposits	$ 337,380	$ 328,903

Securities sold under agreements to
repurchase	6,621	8,924
Federal Home Loan Bank Advances	11,000	-
Long-term debt	31,480	31,545
Trust preferred debt	10,000	10,000
Other liabilities	4,125	4,192
Total liabilities	$ 400,606	$ 383,564

Shareholders' Equity:
Common stock, par value $5.00 per
share, authorized 10,000,000 shares;
issued and outstanding 1,852,682 shares	$ 9,263	$ 9,263
Capital surplus	3,644	3,644
Retained earnings	26,620	25,184
Accumulated other comprehensive income	2,298	3,319
Total shareholders' equity	$ 41,825	$ 41,410

Total liabilities and shareholders' equity	$ 442,431	$ 424,974

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited
	For the Three Months
	Ended March 31,
	2003	2002
Interest Income
Interest and fees on loans	$ 4,024	$ 3,979
Interest on investment securities
Taxable	-	1
Exempt from federal income taxes	53	66
Interest on securities available for sale
Taxable	1,510	1,234
Exempt from federal income taxes	389	399
Dividends	65	71
Interest on federal funds sold and other	10	23
Total interest income	$ 6,051	$ 5,773
Interest Expense
Interest on deposits	$ 882	$ 1,100
Interest on long-term debt	493	436
Interest on short-term borrowings	78	81
Total interest expense	$ 1,453	$ 1,617
Net interest income	$ 4,598	$ 4,156
Provision for loan losses	75	75
Net interest income after provision
for loan losses	$ 4,523	$ 4,081
Other Income
Trust and investment advisory fee income	$ 846	$ 319
Service charges on deposit accounts	593	351
Net gains (losses) on securities
available for sale	295	(80)
Fees on loans held for resale	634	343
Commissions on investment sales	303	140
Other operating income	-	31
Total other income	$ 2,671	$ 1,104
Other Expense
Advertising	$ 62	$ 98
Salaries and employee benefits	2,640	1,943
Net occupancy expense of premises	579	346
Other operating expenses	1,038	741
Total other expense	$ 4,319	$ 3,128

Income before income taxes	$ 2,875	$ 2,057
Income taxes	865	543
Net income	$ 2,010	$ 1,514

Earnings per weighted average share:

Net income per share, basic	$ 1.09	$ 0.86
Net income per share, diluted	$ 1.07	$ 0.84
Dividends per share	$ 0.31	$ 0.30

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months ended March 31, 2003 and 2002

(In Thousands)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balances - December 31, 2001	$ 8,761	$ 741	$ 21,084	$ (248)	$ -	$ 30,338
Comprehensive Income
Net income			1,514		1,514	$ 1,514
Issuance of common shares in stock
option plan (300 shares)	2	6				8
Other comprehensive income
net of tax:
Unrealized holding losses arising during the
period (net of tax $236)					(461)
Reclassification adjustment for
losses realized in net income (net of tax $27)					53
Other comprehensive income (net of tax $209)				(408)	(408)	(408)
Total comprehensive income					$ 1,106
Cash dividends declared			(545)			(545)
Balances - March 31, 2002	$ 8,763	$ 747	$ 22,053	$ (656)		$ 30,907

Balances - December 31, 2002	$ 9,263	$ 3,644	$ 25,184	$ 3,319		$ 41,410
Comprehensive Income
Net income			2,010		2,010	2,010
Other comprehensive income
net of tax:
Unrealized holding losses arising during the
period (net of tax $424)					(826)
Reclassification adjustment for
gains realized in net income (net of tax $100)					(195)
Other comprehensive income (net of tax $524)				(1,021)	(1,021)	(1,021)
Total comprehensive income					$ 989
Cash dividends declared			(574)			(574)
Balances - March 31, 2002	$ 9,263	$ 3,644	$ 26,620	$ 2,298		$ 41,825

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

Unaudited

	For the Three Months Ended
	March 31,	March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,010	$ 1,514
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	75	75
Depreciation and amortization	387	222
Net (gains) losses on securities available for sale	(295)	80
Net (gains) losses on sales of equipment	-	(15)
Discount accretion and premium amortization on securities, net	21	(25)
Originations of loans held for sale	(37,592)	(22,513)
Proceeds from sales of loans held for sale	38,782	24,017
Decrease in other assets	486	188
(Decrease) increase in other liabilities	(85)	428
Net cash provided by operating activities	$ 3,789	$ 3,971
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and calls on investment securities	$ 524	$ 591
Proceeds from maturity, principal paydowns and
calls of securities available for sale	9,571	3,262
Proceeds from sale of securities available for sale	12,287	9,328
Purchase of securities available for sale	(26,504)	(15,144)
Net (increase) in loans	(10,598)	(8,131)
Proceeds from sale of bank premises and equipment	-	20
Purchases of bank premises and equipment	(376)	(560)
Net cash (used in) investing activities	$ (15,096)	$ (10,634)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, and savings accounts	$ 10,206	$ 6,541
Net (decrease) increase in certificates of deposits	(1,729)	2,828
Proceeds from Federal Home Loan Bank advances	23,000	27,000
Payment on Federal Home Loan Bank advances	(12,000)	(32,000)
Payments on long-term debt	(65)	(65)
Cash dividends paid	(556)	(438)
Issuance of common stock	-	8
(Decrease) increase in securities sold under agreements to repurchase	(2,303)	1,531
Net cash provided by financing activities	$ 16,553	$ 5,405
Increase (decrease) in cash and cash equivalents	$ 5,246	$ (1,258)
CASH AND CASH EQUIVALENTS
Beginning	$ 9,523	$ 12,975
Ending	$ 14,769	$ 11,717
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	1,447	1,343
Income taxes	-	-
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Net change in the unrealized gain on securities available for sale	(1,545)	(617)

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

Note 1.               General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and changes in cash flows for the three months ended March 31, 2003 and 2002.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Middleburg Financial Corporation (the “Company”) for the year ended December 31, 2002 (the “2002 Form 10-K”).  The results of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2.               Stock –Based Employee Compensation Plan

At March 31, 2003, the Company had a stock-based employee compensation plan.  The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value  recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	March 31,
	2003	2002
Net income, as reported	$ 2,010	$ 1,514
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(33)	(31)
Pro forma net income	$ 1,977	$ 1,483

Earnings per share:
Basic - as reported	$ 1.09	$ 0.86
Basic - pro forma	1.07	0.85
Diluted - as reported	1.07	0.84
Diluted - pro-forma	1.05	0.82

Note 3.

Securities

Securities being held to maturity as of March 31, 2003 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
(In Thousands)
Obligations of states and political subdivisions	$ 4,077	$ 267	$ -	$ 4,344

Mortgage backed securities	42	-	-	42
	$ 4,119	$ 267	$ -	$ 4,386

Securities available for sale as of March 31, 2003 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
		(In Thousands)
U.S. Treasury securities
and obligations of U.S. government corporations and agencies	$ 6,841	$ 59	$ -	$ 6,900
Corporate securities	4,659	137	(110)	4,686
Obligations of states and political subdivisions	31,185	1,391	-	32,576
Mortgage backed securities	101,064	2,286	(103)	103,247
Other	15,202	166	(372)	14,996
	$ 158,951	$ 4,039	$ (585)	$ 162,405

Note 4.

Loan Portfolio

The consolidated loan portfolio is composed of the following:

	March 31,	December 31,
	2003	2002
	(In Thousands)

Commercial, financial and agricultural	$ 22,278	$ 20,323
Real estate construction	17,807	22,008
Real estate mortgage	170,163	158,035
Installment loans to individuals	12,432	11,741
Total loans	222,680	212,107
Less: Allowance for loan losses	2,357	2,307
Loans, net	$ 220,323	$ 209,800

The Company had $255,000 in non-performing assets at March 31, 2003.

Note 5.

Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	March 31,	December 31,
	2003	2002
	(In Thousands)
Balance at January 1	$ 2,307	$ 2,060
Provision charged to operating expense	75	300
Recoveries added to the allowance	3	21
Loan losses charged to allowance	(28)	(74)
Balance at the end of the period	$ 2,357	$ 2,307

Note 6.

Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	March 31, 2003		March 31, 2002
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic EPS	1,852,682	$ 1.09	1,752,486	$ 0.86

Effect of dilutive
securities:
stock options	31,377		50,195
Diluted EPS	1,884,059	$ 1.07	1,802,681	$ 0.84

Note 7.

Subsequent Event

On April 15, 2003, the Middleburg Bank (the “Bank”), a wholly owned subsidiary of the Company, acquired 40% of the issued and outstanding membership interest units (the “Acquisition”) of Southern Trust Mortgage, LLC (“Southern Trust”). The Bank acquired the membership interest units in equal proportion from the seven members of Southern Trust, all of whom own, in the aggregate, the remaining issued and outstanding units of Southern Trust. Southern Trust is a regional mortgage lender headquartered in Norfolk, Virginia and has offices in Virginia, Maryland, North Carolina, South Carolina and Georgia. The purchase price that the Company and the Bank paid in connection with the Acquisition consisted of approximately $6.0 million in cash and 44,359 shares of the Company’s common stock (“Common Stock”). The components of the purchase price were determined by arms-length negotiations between the parties.   The Company will use the equity method of accounting for this investment, and therefore no goodwill or intangibles are expected to be realized.  However, the investment will be evaluated on a continuous basis for impairment.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations.  These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  See also Note 1 of the Notes to Consolidated Financial Statements in the 2002 Form 10-K.

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

The Company evaluates various loans individually for impairment as required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies, with a group of loans that have similar characteristics.

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS No. 5.  Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type.  A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan.  The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including:  borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

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

Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the Company’s financial condition or results of operations.  As of March 31, 2003, the Company had no derivative financial instruments outstanding.

Intangibles and Goodwill

The Company had approximately $6.8 million in intangible assets and goodwill at March 31, 2003.  On April 1, 2002, the Company acquired Gilkison Patterson Investment Advisors, Inc. (“GPIA”), a registered investment advisor.  In connection with this investment, a purchase price valuation (using SFAS Nos. 141 and 142 as a guideline) was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years.  The remainder of the purchase price has been allocated to goodwill.

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

In addition, SFAS No. 142 requires that goodwill be tested annually using a two-step process.  The first step is to identify a potential impairment.  The second step measures the amount of the impairment loss, if any.  Processes and procedures have been identified for the two-step process.

When the Company completes its ongoing review of the recoverability of intangible assets and goodwill, factors that are considered important to determining whether an impairment might exist include loss of customers acquired or significant withdrawals of the assets currently under management and/or early retirement or termination of key members of management.  Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations.

Financial Summary

Net income for the three months ended March 31, 2003 increased 32.8% to $2.0 million or $1.07 per diluted share compared to $1.5 million or $.84 per diluted share for the first three months of 2002.  Annualized returns on average assets and equity for the three months ended March 31, 2003 were 1.7% and 17.8%, respectively, compared to 1.7% and 19.3% for the same period in 2002.

Total assets for the Company increased to $442.4 million at March 31, 2003 compared to $425.0 million at December 31, 2002, representing an increase of $17.5 million or 4.1%.  Total loans at March 31, 2003 were $220.3 million, an increase of $10.5 million from the December 31, 2002 balance of $209.8 million.  The amount of loans refinancing out of the Bank has slowed during the first quarter of 2003.  The Company has also developed a strong image advertising campaign that focuses on its commercial lenders.  This campaign has built additional awareness within the market.  Furthermore, the Company hired another commercial lender in January 2003 who has significant experience within the Loudoun County market.   All of these factors have contributed to the strong loan growth during the first quarter of 2003.

The investment portfolio increased 1.7% to $166.5 million at March 31, 2003 compared to $163.7 million at December 31, 2002.  Deposits increased $8.5 million to $337.4 million at March 31, 2003 from $328.9 million at December 31, 2002. Growth in demand deposits of $7.2 million accounts for the majority of the increase during the first three months of 2003.  While the Company has experienced significant growth in the balances within the low cost deposit categories, management believes that a majority of the growth is related to an increase in the number of accounts and relationships with new clients rather than an existing client’s decision to shift money from personal investments in stocks.  Time deposits decreased $1.7 million since December 31, 2002 to $98.1 million.  Securities sold under agreements to repurchase with commercial checking accounts decreased $2.3 million from $8.9 million at December 31, 2002 to $6.6 million at March 31, 2003.

Shareholders’ equity was $41.8 million at March 31, 2003.  This amount represents an increase of 1.0% from the December 31, 2002 balance of $41.4 million.  The book value per common share was $22.58 at March 31, 2003 and $22.35 at December 31, 2002.

Net Interest Income

Net interest income is one of the Company’s primary sources of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $4.6 million for the first three months of 2003 compared to $4.2 million for the same period in 2002, an increase of 4.8%.  Average earning assets increased $48.4 million from $335.6 million at March 31, 2002 to $383.9 million at March 31, 2003. The Company continues to experience a majority of its funding from growth in the low cost deposit categories. Average deposits increased $56.0 million from $275.6 million at March 31, 2002 to $331.6 million at March 31, 2003.  While deposit growth exceeded 20% on a year over year basis, interest expense decreased 10.1%

largely due to a lower interest rate environment.  The mix of low cost deposits versus time deposits remains balanced at approximately 70% in low cost deposits versus 30% in higher cost time deposits.

The net interest margin was 4.99% for the three months ended March 31, 2003 compared to 5.24% for the same period in 2002.  The decline stems from significant prepayments in both the investment and loan portfolio over the past year which have been reinvested in lower yielding assets.

Noninterest Income

Noninterest income (excluding net gains (losses) on securities available for sale) increased 100.7% to $2.4 million for the first three months of 2003 compared to $1.2 million for the same period in 2002.  Commissions and fees from trust and investment advisory activities were $846,000 for the three month period ended March 31, 2003 compared to $319,000 for the same period in 2002.  Investment advisory fees provided by GPIA, a wholly owned subsidiary acquired on April 1, 2002, accounted for 44.3% of the $1.2 million increase in non interest income.  GPIA’s fees increased 3.1% during the first quarter of 2002, due to both an increase in the market value of assets managed as well as new account growth.  GPIA’s assets under management at March 31, 2003 exceed $601 million.   Fiduciary fees, provided by Tredegar Trust Company, remained consistent year over year largely due to an increase in assets under administration to $461.8 million at March 31, 2003.

Fees on loans held for sale is derived from the sale of loans to the secondary market.  The Company does not retain servicing on these loans.  Originations increased 67.0% to $37.6 million for the first quarter of 2003 compared to the first quarter of 2002.  Fees on loans held for sale increased 84.8% to $634,000 at March 31, 2003 from $343,000 at March 31, 2002.  Investment sales fees are generated by sales of equities, bonds and mutual funds.  The Company’s hiring of two additional sales representatives in the fourth quarter of 2002 accounted for most of the increase in related fees.

Finally, the Company continues to enjoy transactional (checking and money market) account growth that exceeds 30% over the prior year. Service charges on deposit accounts for the first three months of 2003 totaled $593,000 compared to $351,000 for the same period in 2002, an increase of 68.9%. The Company had implemented a daily overdraft charge during the third quarter of 2002.  Fees from this charge account for 3.4% of the total service charges on deposit accounts for the three months ended March 31, 2003.  The Company also began accounting for the fee income on ATM and VISA check card transactions in gross rather than net of expenses; the result is an increase of $90,000 in service charge income.   The related expense is reflected in the non-interest expense section.

Noninterest Expense

Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total noninterest expense increased 38.1% to $4.3 million for the first three months of 2003 compared to $3.1 million for the same period in 2002.  The addition of GPIA accounts for 33.0% of the total increase in noninterest expense.  GPIA accounts for 41.6% of the increase in salaries and employee benefits expenses.  Commissions (included within the salaries and benefits expense) paid to employees for fee related business, such as mortgage originations and investment sales have increased by $186,000 to $384,000 as a result in the increase in sales volume.  The remaining increase in salaries and employment benefit expense is related to additional staffing to support the growth of the Company.  Net occupancy expense of premises increased $233,000 from $346,000 for the three months ended March 31, 2002 to $579,000 for the three months ended March 31, 2003. Increased expenditures on fixed assets (software, operations center and new branch) during 2002 have increased occupancy and equipment expenses year over year.  There were no non-recurring expenses in the first quarter of 2003.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2003 was $2.4 million compared to $2.1 million at March 31, 2002.  The allowance for loan losses was 1.06% of total loans outstanding at March 31, 2003 and 1.04% of total loans outstanding at March 31, 2002.  The provision for loan losses was unchanged  at $75,000 for each of the three months ended March 31, 2003, and March 31, 2002.  At March 31, 2003, net loan charge offs totaled $25,000, compared to $6,000 for the same date in 2002.  Total loans past due 90 days or more at March 31, 2003 were approximately $148,000.  Non-performing loans increased to .11% of total loans outstanding at March 31, 2003 compared to .09% at March 31, 2002.  Management believes that the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 2003.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at March 31, 2003 and December 31, 2002 was $41.8 million and $41.4 million, respectively.  Total common shares outstanding at March 31, 2003 were 1,852,682.

At March 31, 2003 the Company’s tier 1 and total risk-based capital ratios were 14.9% and 15.7%, respectively, compared to 14.8% and 15.6% at December 31, 2002.  The Company’s leverage ratio was 9.5% at March 31, 2003 compared to 10.6% at December 31, 2002.  The Company’s capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

Liquidity

Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, short-term investments, securities classified as available for sale as well as loans and securities maturing within one year. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Bank maintains federal funds lines with large regional and money-center banking institutions. These available lines total in excess of $5 million, of which none were outstanding at March 31, 2003. Federal funds purchased during the first quarter of 2003 averaged $539,000 compared to an average of $235,000 during the same period in 2002. At March 31, 2003 and March 31, 2002, the Bank had $6.6 million and $13.5 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (Repo Accounts), with maturities of one day. The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.

The Bank has a credit line in the amount of $56.5 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Bank has utilized the credit line for overnight funding throughout the first quarter of 2003 with an average balance of $2.3 million.

At March 31, 2003, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 48.3% of total deposits and liabilities.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company.  Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Market and Interest Rate Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices.  The Company’s primary market risk exposure is interest rate risk, though it should be noted that the assets under management by its trust and investment management subsidiaries for their clients are affected by equity and bond price risk and are not considered in the asset/liability management process.  The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually.  The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (ALCO) of the Company’s banking subsidiary, Middleburg Bank.  In this capacity, ALCO develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given both a 100 and 200 basis point (bp) downward shift in interest rates and a 200 basis point upward shift.  A parallel and pro rata shift in rates over a 12-month period is assumed.  The following reflects the range of the Company’s net interest income sensitivity analysis during the three months ended March 31, 2003 as well as the fiscal year of 2002 compared to the 10% Board-approved policy limit.

For the Three Months Ended March 31, 2003

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

0.34%

0.34%

.34%

                                 - 100 bp                          (0.28) %

(0.28)%

        (0.28)%

For the Year Ended December 31, 2002

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.51%)

(1.00%)

(1.75%)

- 200 bp

2.62%

.63%

1.33%

Since December 31, 2002, the company’s balance sheet has grown by $17.5 million.  Both deposit inflows and increased borrowings from the Federal Home Loan Bank have provided the funding for the growth in the loan and securities portfolios.  Overall, the Company continues to have minimal interest rate risks to either falling or rising interest rates.  The addition to the Company’s balance sheet of lesser rate sensitive deposits as well as low duration fixed rate and adjustable rate mortgage backed securities to the investment portfolio has mitigated the Company’s liability sensitivity to rising rates.  Based upon the first three months of 2003’s simulation, the Company could expect an average positive impact to net interest income of $62,000 over the next 12 months if rates rise 200 basis points.  If rates were to decline 100 basis points, the Company could expect an average negative impact to net interest income of $50,000 over the next 12 months.

At the end of 2002, the Company’s interest rate risk model indicated that in a rising rate environment of 200 basis points over a 12 month period net interest income could decrease by 1.75% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 100 basis points over a 12 month period net interest income could increase by 1.33% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

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

Item 4.

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal control s or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

In September 2002, the Company completed an upgrade conversion of its core operating software that had commenced in early 2002.  The core operating software primarily provides customer accounting for deposit and loan relationships.  In addition, the system will serve as a record-keeping tool for general ledger and accounts payable.  The new system provides enhanced capabilities for the management of the Company’s customer relationships.  As with any system-related change, internal processes may need to change or adapt to retain efficiency.  As part of its evaluation of its disclosure controls and procedures, management continues to evaluate, document and monitor any changes to internal controls as a result of the core operating software conversion.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Change in Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

a)

Exhibits

99.1

            Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

b)

Reports on Form 8-K – None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

    (Registrant)

Date:  May 14, 2003

/s/ Joseph L. Boling

Joseph L. Boling

Chairman of the Board & CEO

Date:  May 14, 2003

/s/ Alice P. Frazier

Alice P. Frazier

Executive Vice President & CFO

Date:  May 14, 2003

/s/ Kathleen J. Chappell

Kathleen J. Chappell

Senior Vice President & Controller

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 14, 2003

/s/  Joseph L. Boling

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 14, 2003

/s/  Alice P. Frazier

Alice P. Frazier

Chief Financial Officer

EXHIBIT INDEX

Exhibits

99.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350