Form 10-Q/A
period 2003-03-31
MIDDLEBURG FINANCIAL CORP
filed 2003-08-07
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as previously filed, the Registrant disclosed that its net interest margin for that quarter was 5.02%.  The calculation of that percentage inadvertently excluded the average balance of loans held for sale.  The average balance of loans held for sale for that quarter was $12.9 million.  As a result, the correct net interest margin for the first quarter of 2003 was 4.83%.  This amended report reflects solely this correction.

PART I.  FINANCIAL INFORMATION

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the accounting policies of Middleburg Financial Corporation (the “Company”).  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations.  These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  See also Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

The Company evaluates various loans individually for impairment as required by Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies, with a group of loans that have similar characteristics.

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

Total assets for the Company increased to $442.4 million at March 31, 2003 compared to $425.0 million at December 31, 2002, representing an increase of $17.5 million or 4.1%.  Total loans at March 31, 2003 were $220.3 million, an increase of $10.5 million from the December 31, 2002 balance of $209.8 million.  The amount of loans refinancing out of the Middleburg Bank (the “Bank”), a wholly owned subsidiary of the Company, has slowed during the first quarter of 2003.  The Company has also developed a strong image advertising campaign that focuses on its commercial lenders.  This campaign has built additional awareness within the market.  Furthermore, the Company hired another commercial lender in January 2003 who has significant experience within the Loudoun County market.  All of these factors have contributed to the strong loan growth during the first quarter of 2003.

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

The net interest margin was 4.83% for the three months ended March 31, 2003 compared to 5.24% for the same period in 2002.  The decline stems from significant prepayments in both the investment and loan portfolio over the past year which have been reinvested in lower yielding assets.

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

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, short-term investments, securities classified as available for sale as well as loans and securities maturing within one year.  As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

PART II.  OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer
                        Pursuant to 18 U.S.C. Section 1350*

______________

*Previously filed (as Exhibit 99.1).

(b)

Reports on Form 8-K – None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

    (Registrant)

Date:  August 7, 2003

/s/ Alice P. Frazier

Alice P. Frazier

Executive Vice President & CFO

Exhibit Index

Exhibit No.                                        Document

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer
                        Pursuant to 18 U.S.C. Section 1350*

______________

*Previously filed (as Exhibit 99.1).