Form 10-Q
period 2003-06-30
MIDDLEBURG FINANCIAL CORP
filed 2003-08-14
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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
                                               Yes     X            No
                                                    --------            --------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                               Yes                  No     X
                                                    --------            --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          1,897,266 shares of common stock, par value $5.00 per share, outstanding as of August 8, 2003

                        MIDDLEBURG FINANCIAL CORPORATION


                                      INDEX


Part I.    Financial Information                                                             Page No.

         Item 1.      Financial Statements

                      Consolidated Balance Sheets                                                3

                      Consolidated Statements of Income                                          4

                      Consolidated Statements of Changes in Shareholders' Equity                 5

                      Consolidated Statements of Cash Flows                                      6

                      Notes to Consolidated Financial Statements                                 8

          Item 2.     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   12

          Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 18

          Item 4.     Controls and Procedures                                                    20


Part II.     Other Information

         Item 1.      Legal Proceedings                                                          21

         Item 2.      Change in Securities and Use of Proceeds                                   21

         Item 3.      Defaults upon Senior Securities                                            21

         Item 4.      Submission of Matters to a Vote of Security Holders                        21

         Item 5.      Other Information                                                          21

         Item 6.      Exhibits and Reports on Form 8-K                                           22

Signatures                                                                                       23


                          PART I. FINANCIAL INFORMATION
Item 1.           FINANCIAL STATEMENTS

                        MIDDLEBURG FINANCIAL CORPORATION
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                              (Unaudited)
                                                               June 30,       December 31,
                                                                 2003            2002
                                                       ------------------- ------------------
Assets:
   Cash and due from banks                                     $ 15,929       $  8,338
   Interest-bearing balances in banks                               324            274
   Temporary investments:
       Federal funds sold                                         6,050           --
       Other money market investments                             1,281            911
   Securities (fair value:  June 30, 2003,
     $170,578, December 31, 2002, $163,957 )                    170,297        163,673
   Loans held for sale                                           20,963         17,489
   Loans, net of allowance for loan losses of $2,369 in 2003
       and $2,307 in 2002                                       233,904        209,800
   Bank premises and equipment, net                              11,649         11,814
   Other assets                                                  21,236         12,675
                                                       ------------------- ------------------

         Total assets                                          $481,633       $424,974
                                                       =================== ==================

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing demand deposits                     $104,624       $ 90,413
      Savings and interest-bearing demand deposits              152,004        138,661
      Time deposits                                             108,539         99,829
                                                       ------------------- ------------------
           Total deposits                                      $365,167       $328,903


  Securities sold under agreements to
    repurchase                                                   10,827          8,924
  Federal Home Loan Bank Advances                                13,500           --
  Long-term debt                                                 31,420         31,545
  Trust preferred capital notes                                  10,000         10,000
  Other liabilities                                               3,944          4,192
                                                       ------------------- ------------------
Total liabilities                                              $434,858       $383,564
                                                       ------------------- ------------------

Shareholders' Equity
  Common stock par value $5.00 per
   share, authorized 10,000,000 shares;
   issued and outstanding at June 30, 2003 - 1,897,266
   issued and outstanding at December 31, 2002 - 1,852,682     $  9,486       $  9,263
  Capital surplus                                                 5,427          3,644
  Retained earnings                                              28,334         25,184
  Accumulated other comprehensive income                          3,528          3,319
                                                       ------------------- ------------------
           Total shareholders' equity                          $ 46,775       $ 41,410
                                                       ------------------- ------------------

Total liabilities and shareholders' equity                     $481,633       $424,974
                                                       =================== ==================

          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                     Unaudited            Unaudited
                                                ------------------------------------------
                                                For the Six Months      For the Quarter
                                                   Ended June 30,        Ended June 30,
                                                  2003      2002        2003        2002
                                                --------   --------    --------   --------
Interest Income
  Interest and fees on loans                    $  8,092   $  8,022    $  4,068   $  4,043
  Interest on investment securities
     Taxable                                           1          2           1          1
     Exempt from federal income taxes                103        125          50         59
  Interest on securities available for sale
     Taxable                                       3,041      2,608       1,531      1,374
     Exempt from federal income taxes                776        792         387        393
     Dividends                                       142        140          77         69
  Interest on federal funds sold and other 28         47         18          24
                                                --------   --------    --------   --------
      Total interest income                     $ 12,183   $ 11,736    $  6,132   $  5,963
Interest expense
  Interest on deposits                          $  1,713   $  2,169    $    831   $  1,069
  Interest on long-term debt                         854        980         546        544
  Interest on short-term borrowings                  310        141          47         60
                                                --------   --------    --------   --------
      Total interest expense                    $  2,877   $  3,290    $  1,424   $  1,673
                                                --------   --------    --------   --------
      Net interest income                       $  9,306   $  8,446    $  4,708   $  4,290
Provision for loan losses                            300        150         225         75
                                                --------   --------    --------   --------
      Net interest income after provision
       for loan losses                          $  9,006   $  8,296    $  4,483   $  4,215
                                                --------   --------    --------   --------
Other Income
  Trust and investment advisory fee income      $  1,688   $  1,138    $    842   $    819
  Service charges on deposit accounts              1,181        822         588        471
  Net gains (losses) on securities
     available for sale                              441        (47)        146         33
  Fees on loans held for resale                      900        746         266        403
  Commissions on investment sales                    645        252         342        112
  Equity in earnings of affiliate                    764       --           764       --
  Other operating income                              37         41          37         10
                                                --------   --------    --------   --------
       Total other income                       $  5,656   $  2,952    $  2,985   $  1,848
                                                --------   --------    --------   --------
Other Expense
  Salaries and employee benefits                   5,126      4,131       2,486      2,188

  Net occupancy expense of premises                1,125        750         546        404

  Computer expense                                   300        230         161        125

  Advertising                                        140        238          78        140

  Other operating expenses                         1,812      1,491         913        855
                                                --------   --------    --------   --------
       Total other expense                      $  8,503   $  6,840    $  4,184   $  3,712
                                                --------   --------    --------   --------
       Income before income taxes               $  6,159   $  4,408    $  3,284   $  2,351
       Income taxes                                1,847      1,208         982        665
                                                --------   --------    --------   --------
       Net income                               $  4,312   $  3,200    $  2,302   $  1,686
                                                ========   ========    ========   ========

Net income per share, basic                     $   2.30   $   1.79    $   1.22   $   0.92
Net income per share, diluted                   $   2.26   $   1.74    $   1.19   $   0.90
Dividends per share                             $   0.62   $   0.60    $   0.31   $   0.30

          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
           Consolidated Statements of Changes in Shareholders' Equity
                 For the Six Months Ended June 30, 2003 and 2002
                                 (In Thousands)
                                   (Unaudited)

                                                                                        Accumulated
                                                                                           Other
                                              Common       Capital      Retained       Comprehensive    Comprehensive
                                               Stock       Surplus      Earnings       Income (Loss)        Income         Total
                                            ------------ ---------- ---------------- ----------------- ------------------ ----------
Balances - December 31, 2001                 $  8,761      $   741      $  21,084        $   (248)                         $ 30,338
Comprehensive Income
  Net income                                                                3,200                        $   3,200            3,200
  Issuance of common stock (94,349 shares)        472        2,618                                                            3,090
  Other comprehensive income net of tax:
  Unrealized gains on available for sale
    securities period (net of tax $620)                                                                      1,203
  Reclassification adjustment for
    losses realized in net income (net of tax $16)                                                              31
                                                                                                         ---------
  Other comprehensive income (net of tax $636)                                              1,234            1,234            1,234
                                                                                                         ---------
  Total comprehensive income                                                                             $   4,434
                                                                                                         =========
  Cash dividends declared                                                  (1,088)                                           (1,088)
                                             --------      -------      ---------        --------                         ---------
Balances -June 30, 2002                      $  9,233      $ 3,359      $  23,196        $    986                         $  36,774
                                             ========      =======      =========        ========                         =========
Balances - December 31, 2002                 $  9,263      $ 3,644      $  25,184        $  3,319                         $  41,410

Comprehensive Income
  Net income                                                                4,312                            4,312            4,312
  Issuance of common stock (44,584 shares)        223        1,783                                                            2,006
  Other comprehensive income
    net of tax:
  Unrealized holding gains arising during the
    period (net of tax $258)                                                                                   500
  Reclassification adjustment for
    gains realized in net income (net of tax $150)                                                            (291)
                                                                                                         ---------
  Other comprehensive income (net of tax $108)                                                209              209              209
                                                                                                         ---------
  Total comprehensive income                                                                             $   4,521
                                                                                                         =========
  Cash dividends declared                                                  (1,162)                                           (1,162)
                                             --------      -------      ---------        --------                         ---------
Balances - June 30, 2003                     $  9,486      $ 5,427      $  28,334        $  3,528                         $  46,775
                                             ========      =======      =========        ========                         =========

          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                               For the Six Months Ended
                                                                               ------------------------
                                                                                  June 30,    June 30,
                                                                                    2003        2002
                                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $  4,312    $  3,200
  Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                         300         150
     Depreciation and amortization                                                     786         512
     Equity in earnings of affiliate                                                  (764)       --
     Net (gains) losses on securities available for sale                              (441)         47
     Net (gains) on sales of equipment                                                --            (3)
     Discount (accretion) and premium amortization on securities, net                  (42)        (46)
    Originations of loans held for sale                                            (86,145)    (47,518)
    Proceeds from sales of loans held for sale                                      82,671      47,217
    Decrease (increase) in other assets                                                118      (1,616)
    (Decrease) increase in other liabilities                                          (386)      1,319
                                                                                  --------    --------
      Net cash provided by operating activities                                   $    409    $  3,262
                                                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and calls on investment securities   $    814    $    896
  Proceeds from maturity, principal paydowns and
     calls of securities available for sale                                         22,307       6,211
  Proceeds from sale of securities available for sale                               20,825      14,757
  Purchase of securities available for sale                                        (49,770)    (36,612)
  Investment in affiliate                                                           (6,116)     (1,240)
  Net (increase) in loans                                                          (24,404)    (16,820)
  Proceeds from sale of bank premises and equipment                                     18          20
  Purchases of bank premises and equipment                                            (440)     (2,712)
                                                                                  --------    --------
     Net cash (used in) investing activities                                      $(36,766)   $(35,500)
                                                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts, and savings accounts             $ 27,554    $ 20,252
  Net increase in certificates of deposits                                           8,710       2,668
  Net increase in Fed Funds purchased                                                 --         1,100
  Proceeds from Federal Home Loan Bank advances                                     67,820      62,000
  Payment on Federal Home Loan Bank advances                                       (54,320)    (66,000)
  Proceeds from long-term debt                                                        --        11,000
  Payments on long-term debt                                                          (125)       (130)
  Cash dividends paid                                                               (1,130)     (1,088)
  Issuance of common stock                                                               6         590
  Increase in securities sold under agreements to repurchase                         1,903       1,387
                                                                                  --------    --------
     Net cash provided by financing activities                                    $ 50,418    $ 31,779
                                                                                  --------    --------
    Increase (decrease) in cash and cash equivalents                              $ 14,061    $   (459)

CASH AND CASH EQUIVALENTS
  Beginning                                                                       $  9,523    $ 12,975
                                                                                  ========    ========
  Ending                                                                          $ 23,584    $ 12,516
                                                                                  ========    ========


                        MIDDLEBURG FINANCIAL CORPORATION
                Consolidated Statements of Cash Flows (continued)
                                 (In Thousands)
                                   (Unaudited)


                                                                            For the Six Months Ended
                                                                        ----------------------------------
                                                                          June 30,              June 30,
                                                                            2003                  2002
                                                                        --------------       -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                                                $2,930              $2,604
    Income taxes                                                               842               1,207

SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain on securities available for sale                            317               1,868
   Stock issuance for purchase of affiliate                                  2,000               2,500
   Note receivable forgiven in connection  with purchase of subsidiary         -                 1,000
   Exercise of option to purchase subsidiary                                   -                 1,200



          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

Note 1.           General

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and the results of operations and changes in cash flows for the six months ended June 30, 2003 and 2002. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Middleburg Financial Corporation (the "Company") for the year ended December 31, 2002 (the "2002 Form 10-K"). The results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2.           Stock-Based Employee Compensation Plan

         At June 30, 2003, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    Six Months Ended           Three Months Ended
                                                       June 30,                    March 31,
                                                --------------------------  ------------------------
                                                   2003         2002           2003         2002
                                                ----------- --------------  ----------- ------------
                                                     (In Thousands)               (In Thousands)
Net income, as reported                         $4,312       $ 1,514         $ 2,302       $ 1,686

Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards          (77)          (31)            (44)          (56)
                                                --------------------------  ------------------------
Pro forma net income                            $4,235       $ 1,483         $ 2,258       $ 1,630
                                                ==========================  ========================

Earnings per share:
  Basic - as reported                           $ 2.30       $  1.79         $  1.22       $  0.92

  Basic - pro forma                               2.26          1.74            1.19          0.89

  Diluted - as reported                           2.26          1.74            1.19          0.90

  Diluted - pro-forma                             2.22          1.69            1.17          0.87


Note 3.           Securities

         Securities being held to maturity as of June 30, 2003 are summarized as follows:

                                 -----------------------------------------------------------
                                                       Gross         Gross
                                    Amortized       Unrealized     Unrealized     Market
                                      Cost             Gains        (Losses)       Value
                                 -----------------------------------------------------------
                                                  (In Thousands)
Obligations of states and
  political subdivisions              $    3,787         $    281       $    -     $  4,068

Mortgage backed securities                    42                -            -           42
                                 ---------------- ----------------------------- ------------
                                      $    3,829         $    281       $    -     $  4,110
                                 ================ ============================= ============

         Securities available for sale as of June 30, 2003 are summarized below:

                               ------------------------------------------------------------
                                                     Gross          Gross
                                  Amortized       Unrealized      Unrealized      Market
                                    Cost             Gains         (Losses)       Value
                               ------------------------------------------------------------
                                                (In Thousands)
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                  $   6,838          $    83         $    -        $  6,921
Corporate securities                3,947              237            (33)          4,151
Obligations of states and
  political subdivisions           31,185            2,431              -          33,616
Mortgage backed securities        103,903            2,882           (103)        106,682
Other                              15,254              213           (369)         15,098
                               ------------------------------------------------------------
                                $ 161,127          $ 5,846         $ (505)       $166,468
                               ================ ================ ============= ============

Note 4.           Loan Portfolio

         The consolidated loan portfolio is composed of the following:

                                                         ------------------------------------
                                                             June 30,         December 31,
                                                               2003               2002
                                                         ------------------------------------
                                                                   (In Thousands)

            Commercial, financial and agricultural       $     20,435          $   20,323
            Real estate construction                           18,778              22,008
            Real estate mortgage                              184,943             158,035
            Installment loans to individuals                   12,117              11,741
                                                         ------------------ -----------------
          Total loans                                         236,273             212,107
           Less: Allowance for loan losses                      2,369               2,307
                                                         ------------------ -----------------
          Loans, net                                      $   233,904          $  209,800
                                                         ================== =================

         The Company had $33,000 in non-performing assets at June 30, 2003.

Note 5.           Allowance for Loan Losses

         The following is a summary of transactions in the allowance for loan losses:

                                              ---------------------------------
                                                 June 30,       December 31,
                                                   2003             2002
                                              ---------------------------------
                                                      (In Thousands)
Balance at January 1                           $  2,307           $  2,060
Provision charged to operating expense              300                300
Recoveries added to the allowance                     9                 21
Loan losses charged to the allowance               (247)               (74)
                                              ---------------  ----------------
Balance at the end of the period               $  2,369           $  2,307
                                              ===============  ================

Note 6.           Earnings Per Share

         The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

                                        Six Months Ended                                   Three Months Ended
                        --------------------------------------------------  --------------------------------------------------
                              June 30, 2003            June 30, 2002              March 31, 2003           March 31, 2002
                                      Per share               Per share                  Per share                Per share
                           Shares      Amount       Shares      Amount         Shares      Amount      Shares       Amount
                        --------------------------------------------------  --------------------------------------------------
Basic EPS                 1,871,526  $      2.30   1,788,771  $    1.79       1,890,371  $   1.22    1,825,056   $   0.92
                                     ===========              ==========                 =========               ========

Effect of dilutive
   securities:
    stock options            37,507                   51,068                     43,637                 51,941
                          ---------                ---------                  ---------               --------
Diluted EPS               1,909,033   $     2.26   1,839,839  $    1.74       1,934,008  $   1.19    1,876,997    $  0.90
                          =========  ===========   =========  =========       =========  ========    =========   ========

Note 7.           Investment in Affiliate

         On April 15, 2003, the Middleburg Bank (the "Bank"), a wholly owned subsidiary of the Company, acquired 40% of the issued and outstanding membership interest units (the "Acquisition") of Southern Trust Mortgage, LLC ("Southern Trust"). The Bank acquired the membership interest units in equal proportion from the seven members of Southern Trust, all of whom own, in the aggregate, the remaining issued and outstanding units of Southern Trust. Southern Trust is a regional mortgage lender headquartered in Norfolk, Virginia and has offices in Virginia, Maryland, North Carolina, South Carolina and Georgia. The purchase price that the Company and the Bank paid in connection with the Acquisition consisted of approximately $6.0 million in cash and 44,359 shares of the Company's common stock ("Common Stock").

         The Company is accounting for its investment in Southern Trust by the equity method of accounting under which the Company's share of the net income of the affiliate is recognized as income in the Company's income statement and added to the investment account, and dividends received from the affiliate are treated as a reduction of the investment account. The investment in affiliate totaling $8.9 million at June 30, 2003 is included in other assets on the consolidated balance sheet.

Note 8.           Recent Accounting Pronouncements


            In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, and is not expected to have an impact on the Company's consolidated financial statements.

            In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement is not expected to have an impact on the Company's consolidated financial statements.

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

         Presented below is discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company's financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements in the 2002 Form 10-K.

Allowance for Loan Losses

         The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The Company maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan; and the loan grading system.

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

         For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS No. 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

         The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans. This estimate of losses is compared to the allowance for loan losses of the Company as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Valuation of Derivatives

         The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative financial instruments. The Company has used derivative financial instruments only for asset/liability management through the hedging of a specific transaction or position, and not for trading or speculative purposes.

         Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the Company's financial condition or results of operations. As of June 30, 2003, the Company had no derivative financial instruments outstanding.

Intangibles and Goodwill

         The Company had approximately $6.7 million in intangible assets and goodwill at June 30, 2003. On April 1, 2002, the Company acquired Gilkison Patterson Investment Advisors, Inc. ("GPIA"), a registered investment advisor. In connection with this investment, a purchase price valuation (using SFAS Nos. 141 and 142 as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years. The remainder of the purchase price has been allocated to goodwill.

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

Financial Summary

         Net income for the six months ended June 30, 2003 increased 34.8% to $4.3 million or $ 2.26 per diluted share compared to $3.2 million or $1.74 per diluted share for the first six months of 2002. Annualized returns on average assets and equity for the six months ended June 30, 2003 were 1.9 % and 19.0%, respectively, compared to 1.7% and 19.1% for the same period in 2002.

         Total assets for the Company increased to $481.6 million at June 30, 2003 compared to $425.0 million at December 31, 2002, representing an increase of $56.7 million or 13.3%. Total loans at June 30, 2003 were $233.9 million, an increase of $24.1 million from the December 31, 2002 balance of $209.8 million. Net charge-offs were $238,000 for the six months ended June 30, 2003. Increased net charge offs and the growth in the loan portfolio required an additional $150,000 in provision during the first half of 2003. The allowance for loan losses was $2.4 million or 1.0% of total loans outstanding at June 30, 2003. The Company has developed a strong image advertising campaign that focuses on its commercial lenders. This campaign has built additional awareness within the market. Furthermore, the Company has hired two commercial lenders since January 2003 each of whom have significant experience within the Loudoun County market. These factors have contributed to the strong loan growth during the first and second quarter of 2003.

         On April 15, 2003, the Bank acquired a 40% interest in Southern Trust. Upon the acquisition of the 40% interest in Southern Trust, the Bank's existing mortgage operation was assumed by Southern Trust. In connection with the Southern Trust investment, the Company entered into two loan participation agreements with Southern Trust. One arrangement is a tri-party agreement among the Company, Southern Trust, and Colonial Bank, Southern Trust's warehouse line lender. The agreement details the arrangements by which the Company purchases 99.0% of selected loans from Colonial Bank. The Company charges Southern Trust a rate equal to the one month LIBOR rate at the time of purchase plus 175 basis points. The rate has a floor of 1.95%. As noted in the tri-party agreement, the Company does not intend to hold the purchased loans more than 30 days, Colonial Bank maintains the note documentation on behalf of the Company, and the Company will engage semi-annual testing to be conducted by third party to validate
Colonial Bank procedures. At June 30, 2003, the balance of the Company's participated mortgages held for sale was $20.5 million. The tri-party agreement is capped at $30.0 million.

         The Company also entered into a construction loan participation agreement with Southern Trust. According to this agreement, the Company can purchase 93% of selected construction loans and draws, up to $20.0 million in outstanding balances and $30.0 million in commitments. The Company will charge Southern Trust an interest rate equal to the prime rate plus 75 basis points on the outstanding participated loans held by the Company. Adjustments in rate related to movements in the prime rate will be made monthly. There were no construction participation loans at June 30, 2003.

         The investment portfolio increased 4.0% to $170.3 million at June 30, 2003 compared to $163.7 million at December 31, 2002. Deposits increased $36.3 million to $365.2 million at June 30, 2003 from $328.9 million at December 31, 2002. Growth in demand deposits of $14.2 million accounts for the majority of the increase during the first six months of 2003. While the Company has experienced significant growth in the balances within the low cost deposit categories, management believes that a majority of the growth is related to an increase in the number of accounts and relationships with new clients rather than an existing client's decision to shift money from personal investments in stocks. Time deposits decreased $8.7 million since December 31, 2002 to $108.5 million. Securities sold under agreements to repurchase with commercial checking accounts increased $1.9 million from $8.9 million at December 31, 2002 to $10.8 million at June 30, 2003.

         While the increase in deposits funded the majority of the Company's asset growth for the six months ended June 30, 2003, a need for short term funding materialized during the second quarter of 2003. This need resulted from both an increased demand on the Company's loan portfolio and the implementation of the mortgage loan participation agreement with Southern Trust. Federal Home Loan Bank advances were $13.5 million at June 30, 2003, compared to $0 at December 31, 2002.

         Shareholders' equity was $46.8 million at June 30, 2003. This amount represents an increase of 13.0% from the December 31, 2002 balance of $41.4 million. The issuance of 44,359 shares stock related to the investment in Southern Trust accounts for much of the increase. The book value per common share was $24.65 at June 30, 2003 and $22.35 at December 31, 2002.

Net Interest Income

         Net interest income is one of the Company's primary sources of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $9.3 million for the first six months of 2003 compared to $8.4 million for the same period in 2002, an increase of 10.2%. Average earning assets increased $60.1 million from $346.2 million at June 30, 2002 to $406.3 million at June 30, 2003. The Company continues to obtain a majority of its funding from growth in the low cost deposit categories. Average deposits increased $55.2 million from $283.3 million at June 30, 2002 to $338.5 million at June 30, 2003. Total interest expense decreased to $2.9 million at June 30, 2003 from the $3.3 million balance at June 30, 2002, representing a decrease of 12.6%. Both the strong growth in lower cost deposits and the continued low interest rate environment have contributed to the Company's decreased level in interest expense. The mix of low cost deposits versus time deposits remains balanced at approximately 70% in low cost deposits versus 30% in higher cost time deposits.

         The net interest margin was 4.79 % for the six months ended June 30, 2003 compared to 5.15% for the same period in 2002. The decline stems from significant prepayments in both the investment and loan portfolio over the past year which have been reinvested in lower yielding assets.

Noninterest Income

         Noninterest income increased 91.6% to $5.7 million for the first six months of 2003 compared to $3.0 million for the same period in 2002. Noninterest income (excluding net gains (losses) on securities available for sale) increased 73.9% to $5.2 million for the first six months of 2003 compared to $3.0 million for the same period in 2002. Commissions and fees from trust and investment advisory activities were $1.7 million for the six month period ended June 30, 2003 compared to $1.1 million for the same period in 2002. Equity in earnings of affiliate, the line item representing the Company's earnings from its 40% investment in Southern Trust, was $764,000 for the period ended June 30, 2003. These earnings comprise 14.7% of total noninterest income at June 30, 2003, and account for 34.5% of the $2.2 million increase in noninterest income. The equity earnings in Southern Trust added $.26 per diluted share for the three months ended June 30, 2003. Southern Trust closed $333 million in loans during the second quarter with only 50% of its production attributable to refinancing volume. Southern Trust also originated and closed $10 million in new construction loans during that same period. As part of the investment in Southern Trust, the Bank's mortgage banking department was transferred to Southern Trust. After April 30, 2003, earnings of the mortgage department will be reported within the equity in earnings from affiliate. As agreed upon with the investment in Southern Trust, the Company will receive 100% of the net income that had been budgeted for the mortgage operation for the year 2003. For the amount that exceeds the 2003 budgeted net income level, the Company will receive its 40% share. Earnings generated by the Middleburg branch of Southern Trust in years subsequent to 2003 will be split according to the Company's ownership percentage of Southern Trust. The Bank's mortgage banking department contributed $.09 per diluted share towards the $.26 per diluted share attributed to Southern Trust above. For the six months ended June 30, 2003, Southern Trust closed $550.4 million in loans. Despite the recent increase in mortgage rates, Southern Trust is on track to produce over $800 million in loans for the third consecutive year. Southern Trust has 15 branch offices in five states.

         Investment advisory fees provided by GPIA a wholly owned subsidiary acquired on April 1, 2002, totaled $1.0 million for the six months ended June 30, 2003. GPIA, a registered investment advisor, currently manages approximately $600 million in assets. Fiduciary fees, provided by Tredegar Trust Company, increased 1.9% from $637,000 at June 30, 2002 to $648,000 at June 30, 2003.
Fiduciary fees are based primarily upon the market value of the accounts under administration.

         Service charges on deposit accounts increased to $1.2 million at June 30, 2003. That represents an increase of 43.7% from the $822,000 June 30, 2002 balance. The Company continues to benefit from its three years of 20% growth in transactional (checking and money market) accounts. The Company had implemented a daily overdraft charge during the third quarter of 2002. Fees from this charge account for 4.6% of the total service charges on deposit accounts for the six months ended June 30, 2003. The Company also began accounting for the fee income on ATM and VISA check card transactions in gross rather than net of expenses; the result is an increase of $58,000 in service charge income. The related expense is reflected in the noninterest expense section.

         Investment sales fees increased from $252,000 at June 30, 2002, to $645,000 at June 30, 2003. The addition of two financial consultants to the Investment Sales department contributed to the 155.9% increase in investment sales fees.

         Fees on loans held for sale is derived from the sale of loans to the secondary market. The Company does not retain servicing on these loans. Upon the Company's investment in Southern Trust, it concluded its own mortgage operations.

Noninterest Expense

         Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total noninterest expense increased 24.3% to $8.5 million for the first six months of 2003 compared to $6.8 million for the same period in 2002. Salaries and employee benefits increased by 24.1% when comparing June 30, 2003 to June 30, 2002. Additions to staff to support business development, branching and the formation of a wealth management group have contributed to the increase in salaries and employee benefits. Commissions (included within the salaries and benefits expense) paid to employees for fee related business, such as mortgage originations and investment sales have increased by $266,000 to $668,000 as a result in the increase in sales volume. Net occupancy expense of premises increased $375,000 from $750,000 for the six months ended June 30, 2002 to $1.1 million for the six months ended June 30, 2003. The building expansion program affected net occupancy and equipment expense year over year. An operations center opened in late June 2002 and a second full service branch in Leesburg, Virginia opened in July 2002.

         There were no significant non-recurring expenses in the first half of 2003.

Allowance for Loan Losses

         The allowance for loan losses at June 30, 2003 was $2.4 million compared to $2.2 million at June 30, 2002. The allowance for loan losses was 1.0% of total loans outstanding at June 30, 2003 and 1.04% of total loans outstanding at June 30, 2002. The provision for loan losses was increased to $300,000 for the six months ended June 30, 2003. Increased net charge offs and the growth in the loan portfolio during the first half of 2003 required an additional $150,000 in provision. The provision was $150,000 for the six months ended June 30, 2002. At June 30 , 2003, net loan charge offs totaled $238,000, compared to $8,000 for the same date in 2002. Total loans past due 90 days or more at June 30, 2003 were approximately $2,000. Non-performing loans were .01% of total loans outstanding at June 30, 2003 compared to .06% at June 30, 2002. Management believes that the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at June 30, 2003. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholders' equity at June 30, 2003 and December 31, 2002 was $46.8 million and $41.4 million, respectively. Total common shares outstanding at June 30, 2003 were 1,897,266.

         At June 30, 2003, the Company's tier 1 and total risk-based capital ratios were 14.5% and 15.7%, respectively, compared to 14.8% and 15.6% at December 31, 2002. The Company's leverage ratio was 9.7% at June 30, 2003 compared to 10.6% at December 31, 2002. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

         The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Bank maintains federal funds lines with large regional and money-center banking institutions. These available lines total in excess of $5 million, of which none were outstanding at June 30, 2003. Federal funds purchased during the first half of 2003 averaged $460,000 compared to an average of $563,000 during the same period in 2002. At June 30, 2003 and December 31, 2002, the Bank had $10.8 million and $8.9 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (Repo Accounts), with maturities of one day. The Repo

Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.

         The Bank has a credit line in the amount of $56.0 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Bank has utilized the credit line for overnight funding throughout the first half of 2003 with an average balance of $2.6 million.

         At June 30, 2003, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 58.8% of total deposits and liabilities.

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

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given both a 100 and 200 basis point (bp) downward shift in interest rates and a 200 basis point upward shift. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of the Company's net interest income sensitivity analysis during the six months ended June 30, 2003 as well as the fiscal year of 2002 compared to the 10% Board-approved policy limit.

                                      For the Six Months Ended June 30, 2003
               Rate Change           Estimated Net Interest Income Sensitivity
               -----------           -----------------------------------------

                                     High               Low            Average
                + 200 bp             0.49%            0.34%            0.42%
                - 100 bp            (0.52)%          (0.28)%          (0.40)%

                                       For the Year Ended December 31, 2002
               Rate Change           Estimated Net Interest Income Sensitivity
               -----------           -----------------------------------------

                                     High               Low            Average
                + 200 bp            (2.51%)          (1.00%)          (1.75%)
                - 200 bp             2.62%             .63%            1.33%


         Since December 31, 2002, the company's balance sheet has grown by $56.7 million. Both deposit inflows and increased borrowings from the Federal Home Loan Bank have provided the funding for the growth in the loan and securities portfolios. Overall, the Company continues to have minimal interest rate risks to either falling or rising interest rates. The addition to the Company's balance sheet of lesser rate sensitive deposits as well as low duration fixed rate and adjustable rate mortgage backed securities to the investment portfolio has mitigated the Company's liability sensitivity to rising rates. Based upon the first six months of 2003's simulation, the Company could expect an average positive impact to net interest income of $90,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 100 basis points, the Company could expect an average negative impact to net interest income of $94,000 over the next 12 months.

         At the end of 2002, the Company's interest rate risk model indicated that in a rising rate environment of 200 basis points over a 12 month period net interest income could decrease by 1.75% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 100 basis points over a 12 month period net interest income could increase by 1.33% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

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


Item 4.           CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could materially affect, or are reasonably likely to materially affect, internal controls subsequent to the date that the Company carried out its evaluation.

         As disclosed above, on April 15, 2003, the Bank acquired a 40% interest in Southern Trust. During the second quarter of 2003, the Company assisted Southern Trust with an upgrade conversion of its accounting system. The Company continues to monitor the implementation of this system by Southern Trust as part of its evaluation of its disclosure controls and procedures under applicable securities rules and regulations.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities and Use of Proceeds

         On April 15, 2003, the Bank acquired 40% of the issued and outstanding membership interest units of Southern Trust. The purchase price that the Company and the Bank paid in connection with the Acquisition included, among other things, the issuance of 44,359 shares of Common Stock, in the aggregate, to the seven members of Southern Trust. The Company relied upon Section 4(2) of the Securities Act for the exemption from registration for this issuance.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on Wednesday, April 16, 2003 in Middleburg, Virginia. The shareholders were asked to vote on the election of the directors of the Company.

         At the Annual Meeting, the votes cast for or withheld for the election of the directors were as follows:

                             NAME                      FOR             WITHHELD
                             ----                      ---             --------

                   Howard M. Armfield               1,130,018             100
                   Joseph L. Boling                 1,130,018             100
                   Childs Frick Burden              1,130,018             100
                   J. Lynn Cornwell, Jr.            1,130,018             100
                   William F. Curtis                1,102,692          27,426
                   Robert C. Gilkison               1,130,018             100
                   C. Oliver Iselin, III            1,130,018             100
                   Gary D. LeClair                  1,102,692          27,426
                   Thomas W. Nalls                  1,130,018             100
                   John Sherman                     1,129,114           1,004
                   Millicent W. West                1,130,018             100
                   Edward T. Wright                 1,102,692          27,426

         There were no other matters presented to the Company's shareholders during the quarter ended June 30, 2003.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  31.1   Rule 13a-14(a) Certification of Chief Executive Officer
                  31.2   Rule 13a-14(a) Certification of Chief Financial Officer
                  32.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

         (b)      Reports on Form 8-K

                  On April 18, 2003, the Company filed a Current Report on Form 8-K dated April 16, 2003 to report, under Items 7 and 12 (under Item 9), and attach as an exhibit and incorporate by reference, a press release that reported the Company's financial results for the quarter ended March 31, 2003.

                  On April 30, 2003, the Company filed a Current Report on Form 8-K dated April 15, 2003 to disclose, under Item 2, the Company's acquisition of an equity interest in Southern Trust.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MIDDLEBURG FINANCIAL CORPORATION
                                                  (Registrant)


Date:  August 14, 2003                        /s/ Joseph L. Boling
                                      ------------------------------------------
                                              Joseph L. Boling
                                              Chairman of the Board & CEO



Date:  August 14, 2003                        /s/ Alice P. Frazier
                                      ------------------------------------------
                                              Alice P. Frazier
                                              Executive Vice President & CFO



Date:  August 14, 2003                        /s/ Kathleen J. Chappell
                                      ------------------------------------------
                                              Kathleen J. Chappell
                                              Senior Vice President & Controller
                                              (Chief Accounting Officer)

                                  EXHIBIT INDEX

         Number        Document

           31.1        Rule 13a-14(a) Certification of Chief Executive Officer

           31.2        Rule 13a-14(a) Certification of Chief Financial Officer

           32.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350