Form 10-Q
period 2003-09-30
MIDDLEBURG FINANCIAL CORP
filed 2003-11-14
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[   ] Transition Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

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

703-777-6327

(Registrant’s telephone number, including area code)

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

3,795,852 shares of common stock, par value $2.50 per share,

outstanding as of  November 7, 2003

MIDDLEBURG FINANCIAL CORPORATION

INDEX

Part I.    Financial Information

Page No.

Item 1.

Financial Statements

Consolidated Balance Sheets

3

Consolidated Statements of Income

4

Consolidated Statements of Changes in Shareholders’ Equity

5

Consolidated Statements of Cash Flows

6

Notes to Consolidated Financial Statements

8

 Item 2.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

13

 Item 3.

       Quantitative and Qualitative Disclosures About Market Risk

19

 Item 4.        Controls and Procedures

21

Part II.     Other Information

Item 1.

Legal Proceedings

22

Item 2.

Change in Securities and Use of Proceeds

22

Item 3.

Defaults upon Senior Securities

22

Item 4.

Submission of Matters to a Vote of Security Holders

22

Item 5.

Other Information

22

Item 6.

Exhibits and Reports on Form 8-K

22

Signatures

23

PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2003	2002
Assets:
Cash and due from banks	$ 13,705	$ 8,338
Interest-bearing balances in banks	247	274
Temporary investments:
Federal funds sold	4,700	-
Other money market investments	1,462	911
Securities (fair value: September 30, 2003,
$ 167,251 December 31, 2002, $163,957 )	167,006	163,673
Loans held for sale	15,678	17,489
Loans, net of allowance for loan losses of $2,481 in 2003
and $2,307 in 2002	246,502	209,800
Bank premises and equipment, net	11,452	11,814
Other assets	20,965	12,675

Total assets	$ 481,717	$ 424,974

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing demand deposits	$ 95,521	$ 90,413
Savings and interest-bearing demand deposits	164,394	138,661
Time deposits	106,884	99,829
Total deposits	$ 366,799	$ 328,903

Securities sold under agreements to
repurchase	$ 10,423	$ 8,924
Federal Home Loan Bank Advances	15,000	-
Long-term debt	31,360	31,545
Trust preferred capital notes	10,000	10,000
Other liabilities	2,579	4,192
Total liabilities	$ 436,161	$ 383,564

Shareholders' Equity
Common stock par value 2003, $2.50 per share; 2002,
$5.00 per share; authorized 2003, 20,000,000 shares;
2002, 10,000,000 shares
issued and outstanding at September 30, 2003 - 3,795,852
issued and outstanding at December 31, 2002 - 1,852,682	$ 9,489	$ 9,263
Capital surplus	5,439	3,644
Retained earnings	29,702	25,184
Accumulated other comprehensive income	926	3,319
Total shareholders' equity	$ 45,556	$ 41,410

Total liabilities and shareholders' equity	$ 481,717	$ 424,974

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited		Unaudited
	For the Nine Months		For the Quarter
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Interest Income
Interest and fees on loans	$ 12,348	$ 12,153	$ 4,256	$ 4,131
Interest on investment securities
Taxable	1	3	-	1
Exempt from federal income taxes	151	183	48	58
Interest on securities available for sale
Taxable	4,562	3,998	1,521	1,391
Exempt from federal income taxes	1,166	1,182	390	389
Dividends	210	179	68	39
Interest on federal funds sold and other	39	67	11	20
Total interest income	$ 18,477	$ 17,765	$ 6,294	$ 6,029
Interest expense
Interest on deposits	$ 2,497	$ 3,188	$ 785	$ 1,019
Interest on long-term debt	1,669	1,153	563	173
Interest on short-term borrowings	102	587	43	446
Total interest expense	$ 4,268	$ 4,928	$ 1,391	$ 1,638
Net interest income	$ 14,209	$ 12,837	$ 4,903	$ 4,391
Provision for loan losses	425	225	125	75
Net interest income after provision
for loan losses	$ 13,784	$ 12,612	$ 4,778	$ 4,316
Other Income
Trust and investment advisory fee income	$ 2,569	$ 1,934	$ 881	$ 796
Service charges on deposit accounts	1,216	919	378	377
Service charges, other	435	425	93	145
Net gains (losses) on securities
available for sale	387	(78)	(54)	(31)
Fees on loans held for resale	900	1,310	-	564
Commissions on investment sales	845	424	201	172
Equity in earnings of affiliate	1,484	-	720	-
Other operating income	89	48	52	7
Total other income	$ 7,925	$ 4,982	$ 2,271	$ 2,030
Other Expense
Salaries and employee benefits	7,514	6,618	2,388	2,487
Net occupancy expense of premises	1,683	1,245	558	495
Computer expense	470	365	170	121
Advertising	189	327	49	89
Other operating expenses	2,719	2,342	908	865
Total other expense	$ 12,575	$ 10,897	$ 4,073	$ 4,057
Income before income taxes	$ 9,134	$ 6,697	$ 2,976	$ 2,289
Income taxes	2,733	1,855	886	647
Net income	$ 6,401	$ 4,842	$ 2,090	$ 1,642

Net income per share, basic*	$ 1.70	$ 1.34	$ 0.55	$ 0.44
Net income per share, diluted*	$ 1.66	$ 1.31	$ 0.54	$ 0.44
Dividends per share	$ 0.50	$ 0.45	$ 0.19	$ 0.15
*Adjusted to reflect a 2- for- 1 stock split declared on September 11, 2003

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2003 and 2002

(In Thousands)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balances - December 31, 2001	$ 8,761	$ 741	$ 21,084	$ (248)		$ 30,338
Comprehensive Income
Net income			4,842		$ 4,842	4,842
Issuance of common stock	502	2,692				3,194
Other comprehensive income net of tax:
Unrealized gains on available for sale
securities period (net of tax $1,548)					3,007
Reclassification adjustment for
losses realized in net income (net of tax $27)					51
Other comprehensive income (net of tax $1,575)				3,058	3,058	3,058
Total comprehensive income					$ 7,900
Cash dividends declared			(1,654)			(1,654)
Balances -September 30, 2002	$ 9,263	$ 3,433	$ 24,272	$ 2,810		$ 39,778

Balances - December 31, 2002	$ 9,263	$ 3,644	$ 25,184	$ 3,319		$ 41,410
Comprehensive Income
Net income			6,401		$ 6,401	6,401
Issuance of common stock -
in acquisition of affiliate	222	1,778				2,000
Issuance of common stock -
for exercised stock options	4	17				21
Other comprehensive income
net of tax:
Unrealized holding losses arising during the
period (net of tax $1,364)					(2,138)
Reclassification adjustment for
gains realized in net income (net of tax $132)					(255)
Other comprehensive income (net of tax $1,233)				(2,393)	(2,393)	(2,393)
Total comprehensive income					$ 4,008
Cash dividends declared			(1,883)			(1,883)
Balances - September 30, 2003	$ 9,489	$ 5,439	$ 29,702	$ 926		$ 45,556

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 6,401	$ 4,842
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	425	225
Depreciation and amortization	1,188	866
Equity in earnings of affiliate	(1,053)	-
Net (gains) losses on securities available for sale	(387)	78
Net (gains) on sales of equipment	-	(3)
Discount (accretion) and premium amortization on securities, net	(121)	(76)
Originations of loans held for sale	(162,920)	(85,297)
Proceeds from sales of loans held for sale	164,731	79,382
Decrease (increase) in other assets	581	126
(Decrease) increase in other liabilities	(541)	51
Net cash provided by operating activities	$ 8,304	$ 194
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and calls on investment securities	$ 915	$ 896
Proceeds from maturity, principal paydowns and
calls of securities available for sale	38,701	11,147
Proceeds from sale of securities available for sale	29,071	19,572
Purchase of securities available for sale	(75,142)	(48,084)
Investment in affiliate	(6,116)	(1,240)
Net (increase) in loans	(37,127)	(14,163)
Proceeds from sale of bank premises and equipment	17	31
Purchases of bank premises and equipment	(545)	(4,379)
Net cash (used in) investing activities	$ (50,226)	$ (36,220)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, and savings accounts	$ 30,841	$ 29,482
Net increase in certificates of deposits	7,055	14,663
Proceeds from Federal Home Loan Bank advances	129,820	87,000
Payment on Federal Home Loan Bank advances	(114,820)	(94,000)
Proceeds from long-term debt	-	11,000
Payments on long-term debt	(185)	(195)
Cash dividends paid	(1,718)	(1,538)
Issuance of common stock	21	695
Increase in securities sold under agreements to repurchase	1,499	1,375
Net cash provided by financing activities	$ 52,513	$ 48,482
Increase (decrease) in cash and cash equivalents	$ 10,591	$ 12,456
CASH AND CASH EQUIVALENTS
Beginning	$ 9,523	$ 12,975
Ending	$ 20,114	$ 25,431

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (continued)

(In Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 4,200	$ 5,118
Income taxes	1,858	1,774
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized gain on securities available for sale	3,630	4,633
Stock issuance for purchase of affiliate	2,000	2,500
Note receivable forgiven in connection with purchase of subsidiary	-	1,000
Exercise of option to purchase subsidiary	-	1,200

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

Note 1.

General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and the results of operations and changes in cash flows for the nine months ended September 30, 2003 and 2002.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Middleburg Financial Corporation (the “Company”) for the year ended December 31, 2002 (the “2002 Form 10-K”).  The results of operations for the three month and nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

On September 11, 2003, the Board of Directors of the Company approved a 2-for-1 stock split (the “Stock Split”) of the Company’s common stock (“Common Stock”). The distribution of the additional shares of Common Stock was made on October 17, 2003 to shareholders of record as of october 2, 2003. All per share information for all periods presented has been retroactively restated to reflect the Stock Split.

Note 2.

Stock – Based Employee Compensation Plan

At September 30, 2003, the Company had a stock-based employee compensation plan.  The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.  All amounts have been retroactively restated to reflect the Stock Split.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In Thousands)		(In Thousands)
Net income, as reported	$ 6,401	$ 4,842	$ 2,090	$ 1,642
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(128)	(155)	(50)	(68)
Pro forma net income	$ 6,273	$ 4,687	$ 2,040	$ 1,574

Earnings per share:
Basic - as reported	$ 1.70	$ 1.34	$ 0.55	$ 0.44
Basic - pro forma	1.67	1.29	0.54	0.42
Diluted - as reported	1.66	1.31	0.54	0.44
Diluted - pro-forma	1.63	1.26	0.52	0.42

Note 3.

Securities

Securities being held to maturity as of September 30 , 2003 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
(In Thousands)
Obligations of states and political subdivisions	$ 3,687	$ 245		$ 3,932

Mortgage backed securities	41	-	-	41
	$ 3,728	$ 245	$ -	$ 3,973

Securities available for sale as of September 30, 2003 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
		(In Thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 6,819	$ 42	$ (5)	$ 6,856
Corporate securities	3,825	120	(48)	3,897
Obligations of states and political subdivisions	31,558	1,684	(6)	33,236
Mortgage backed securities	104,202	121	(306)	104,016
Other	15,475	72	(275)	15,272
	$ 161,879	$ 2,039	$ (641)	$ 163,278

Note 4.

Loan Portfolio

The consolidated loan portfolio is composed of the following:

	September 30,	December 31,
	2003	2002
	(In Thousands)

Commercial, financial and agricultural	$ 22,312	$ 20,323
Real estate construction	28,094	22,008
Real estate mortgage	186,602	158,035
Installment loans to individuals	11,975	11,741
Total loans	248,983	212,107
Less: Allowance for loan losses	2,481	2,307
Loans, net	$ 246,502	$ 209,800

The Company had $481,431 in non-performing assets at September 30, 2003.

Note 5.

Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	September 30,	December 31,
	2003	2002
	(In Thousands)
Balance at January 1	$ 2,307	$ 2,060
Provision charged to operating expense	425	300
Recoveries added to the allowance	23	21
Loan losses charged to the allowance	(275)	(74)
Balance at the end of the period	$ 2,481	$ 2,307

Note 6.

Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.  All amounts have been retroactively restated to reflect the Stock Split.

	Nine Months Ended				Three Months Ended
	September 30, 2003		September 30, 2002		September 30, 2003		September 30, 2002
		Per share		Per share		Per share		Per share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Basic EPS	3,760,296	$ 1.70	3,620,096	$ 1.34	3,794,782	$ 0.55	3,705,204	$ 0.44

Effect of dilutive
securities:
stock options	86,641		89,397		109,894		64,450
Diluted EPS	3,846,936	$ 1.66	3,709,493	$ 1.31	3,904,676	$ 0.54	3,769,654	$ 0.44

Note 7.

Investment in Affiliate

On April 15, 2003, the Middleburg Bank (the “Bank”), a wholly owned subsidiary of the Company, acquired 40% of the issued and outstanding membership interest units (the “Acquisition”) of Southern Trust Mortgage, LLC (“Southern Trust”). The Bank acquired the membership interest units in equal proportion from the seven members of Southern Trust, all of whom own, in the aggregate, the remaining issued and outstanding units of Southern Trust. Southern Trust is a regional mortgage lender headquartered in Norfolk, Virginia and has offices in Virginia, Maryland, North Carolina, South Carolina and Georgia. The purchase price that the Company and the Bank paid in connection with the Acquisition consisted of approximately $6.0 million in cash and 44,359 shares of Common Stock.

The Company is accounting for its investment in Southern Trust by the equity method of accounting under which the Company’s share of the net income of the affiliate is recognized as income in the Company’s income statement and added to the investment account, and dividends received from the affiliate are treated as a reduction of the investment account.  The investment in affiliate totaling $9.2 million at September 30, 2003 is included in other assets on the consolidated balance sheet.

Note 8.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Company’s consolidated financial statements.

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company's consolidated financial statements.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

General

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

Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the Company’s financial condition or results of operations.  As of September 30, 2003, the Company had no derivative financial instruments outstanding.

Intangibles and Goodwill

The Company had approximately $6.6 million in intangible assets and goodwill at September 30, 2003.  On April 1, 2002, the Company acquired Gilkison Patterson Investment Advisors, Inc. (“GPIA”), a registered investment advisor.  In connection with this investment, a purchase price valuation (using SFAS Nos. 141 and 142 as a guideline) was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years.  The remainder of the purchase price has been allocated to goodwill.

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

Financial Summary

Net income for the nine months ended September 30, 2003 increased 32.2% to $6.4 million compared to $4.8 million for the first nine months of 2002.  Annualized returns on average assets and equity for the nine months ended September 30, 2003 were  1.9% and 19.5%, respectively, compared to 1.7% and 18.3% for the same period in 2002.

Total assets for the Company increased to $481.7 million at September 30, 2003 compared to $425.0 million at December 31, 2002, representing an increase of $56.7 million or 13.3%.  Total loans at September 30, 2003 were $246.5 million, an increase of $36.7 million from the December 31, 2002 balance of $209.8 million. The Company has developed a strong image advertising campaign that focuses on its commercial lenders.  This campaign has built additional awareness within the market.  Additionally, the Company has hired two commercial lenders since January 2003 each of whom have significant experience within the Loudoun County market.  These factors have contributed to the strong loan growth during the first nine months of 2003. Net charge-offs were $252,000 for the nine months ended September 30, 2003.  Because the Company has experienced increased net charge offs and growth in the loan portfolio during the first nine months 2003 compared to that experienced in the first nine months of 2002, an additional $200,000 in provision was made to the allowance for loan losses.  The allowance for loan losses was $2.5 million or 1.0% of total loans outstanding at September 30, 2003.

On April 15, 2003, the Bank acquired a 40% interest in Southern Trust.  Upon the acquisition of  the 40% interest in Southern Trust, the Bank’s existing mortgage operation was assumed by Southern Trust. In connection with the Southern Trust investment, the Company entered into two loan participation agreements with Southern Trust.  One arrangement is a tri-party agreement among the Company, Southern Trust, and Colonial Bank, Southern Trust’s warehouse line lender.  The agreement details the arrangements by which the Company purchases 99.0% of selected loans from Colonial Bank. Initially, the Company charged Southern Trust a rate equal to the one month LIBOR rate at the time of purchase plus 175 basis points.  The LIBOR rate had a floor of 1.95%, which was removed on October 1, 2003. As noted in the tri-party agreement, the Company does not intend to hold the purchased loans more than 30 days, Colonial Bank maintains the note documentation on behalf of the Company, and the Company will engage semi-annual testing to be conducted by third party to validate Colonial Bank procedures.  At September 30, 2003, the balance of the Company’s participated mortgages held for sale was $15.7 million.   The tri-party agreement is capped at $30.0 million.

The Company also entered into a construction loan participation agreement with Southern Trust.  According to this agreement, the Company can purchase 93% of selected construction loans and draws, up to $20.0 million in outstanding balances and $30.0 million in commitments. The Company will charge Southern Trust an interest rate equal to the prime rate plus 75 basis points on the outstanding participated loans held by the Company. Adjustments in rate related to movements in the prime rate will be made monthly.  There were $4.6 million in outstanding balances of these construction loans at September 30, 2003.

The investment portfolio increased 2.0% to $167.0 million at September 30, 2003 compared to $163.7 million at December 31, 2002.  Deposits increased $37.9 million to $366.8 million at September 30, 2003 from $328.9 million at December 31, 2002. Growth in both interest and non interest bearing demand deposits of $30.8 million accounts for the majority of the increase during the first nine months of 2003.  While the Company has experienced growth in the balances within the low cost deposit categories, management believes that a majority of the growth is related to an increase in the number of accounts and relationships with new clients rather than an existing client’s decision to shift money from personal investments in stocks.  Time deposits increased $7.1 million since December 31, 2002 to $106.9 million.  Securities sold under agreements to repurchase with commercial checking accounts increased $1.5 million from $8.9 million at December 31, 2002 to $10.4 million at September 30, 2003.

While the increase in deposits funded the majority of the Company’s asset growth for the nine months ended September 30, 2003, a need for short term funding materialized towards the beginning of the second quarter of 2003 and has remained fairly constant through September 30, 2003.  This need resulted from both an increased demand on the Company’s loan portfolio and the implementation of the mortgage loan participation agreement with Southern Trust.  Federal Home Loan Bank overnight advances were $15.0 million at September 30, 2003.  There were no overnight advances outstanding at December 31, 2002.

Shareholders’ equity was $45.6 million at September 30, 2003.  This amount represents an increase of 10.0% from the December 31, 2002 balance of $41.4 million.  The issuance of  44,359 shares stock related to the investment in Southern Trust accounts for much of the increase.  The book value per common share was $12.11 at September 30, 2003 and $11.18 at December 31, 2002 (which has been adjusted to reflect the Stock Split).

Net Interest Income

Net interest income is one of the Company’s primary sources of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $14.2 million for the first nine months of 2003 compared to $12.8 million for the same period in 2002, an increase of 10.7%.  Average earning assets increased $64.6 million from $352.9 million at September 30 , 2002 to $417.5 million at September 30, 2003.  The Company continues to obtain a majority of its funding from growth in the low cost deposit categories. Average deposits increased $60.1 million from $288.7 million at September 30, 2002 to $348.9  million at September 30, 2003.  Total interest expense decreased to $4.3 million at September 30, 2003 from the $4.9 million balance at September 30, 2002, representing a decrease of 13.4%.  Both the strong growth in lower cost deposits and the continued low interest rate environment have contributed to the Company’s decreased level in interest expense. The mix of low cost deposits versus time deposits remains balanced at approximately 70% in low cost deposits versus 30% in higher cost time deposits.

The net interest margin, on a tax equivalent basis, was 4.75 % for the nine months ended September 30, 2003 compared to 5.09% for the same period in 2002.  The decline stems from significant prepayments in both the investment and loan portfolio over the past year which have been reinvested in lower yielding assets.

Noninterest Income

Noninterest income increased 59.1% to $7.9 million for the first nine months of 2003 compared to $5.0 million for the same period in 2002. Noninterest income (excluding net gains (losses) on securities available for sale) increased 49.0% to $7.5 million for the first nine months of 2003 compared to $5.1 million for the same period in 2002.  Commissions and fees from trust and investment advisory activities were $2.6 million for the nine month period ended September 30, 2003 compared to $1.9 million for the same period in 2002.  Equity in earnings of affiliate, the line item representing the Company’s earnings from its 40% investment in Southern Trust, was $1.5 million for the period ended September 30, 2003. These earnings comprise 19.7% of total non interest income at September 30, 2003, and account for 59.9% of the $2.5 million increase in non interest income. The equity earnings in Southern Trust added $.25 per diluted share for the three months ended September 30, 2003.  Southern Trust closed $365 million in loans during the third quarter with only 51.2% of its production attributable to refinancing volume. Southern Trust expects that production attributable to refinancings, which are leveling off, will decrease in the fourth quarter of 2003.  This  production decrease, and any decreases associated with the seasonality of fourth quarter home sales, is expected to be offset slightly by an increase in purchase money financings and new construction loans.  Southern Trust began measures in August 2003 to cut expenses in effort to maintain efficiencies.

As part of the investment in Southern Trust, the Bank’s mortgage banking department was transferred to Southern Trust.  After April 30, 2003, earnings of the mortgage department will be reported within the equity in earnings from affiliate.   As agreed upon with the investment in Southern Trust, the Company will receive 100% of the net income that had been budgeted for the mortgage operation for the year 2003.  For the amount that exceeds the 2003 budgeted net income level, the Company will receive its 40% share. Earnings generated by the Middleburg branch of Southern Trust in years subsequent to 2003 will be split according to the Company’s ownership percentage of Southern Trust.

Investment advisory fees provided by GPIA, a wholly owned subsidiary acquired on April 1, 2002, totaled $1.6 million for the nine months ended September 30, 2003.   GPIA, a registered investment advisor, currently manages approximately $600 million in assets. Fiduciary fees, provided by Tredegar Trust Company, increased 10.3% from $903,000 at September 30, 2002 to $996,000 at September 30, 2003.  Fiduciary fees are based primarily upon the market value of the accounts under administration.

Service charges on deposit accounts increased to $1.2 million at September 30, 2003.  That represents an increase of 32.3% from the $919,000 September 30, 2002 balance.  The Company continues to benefit from its three years of 20% growth in transactional (checking and money market) accounts. The Company had implemented a daily overdraft charge during the third quarter of 2002.  Fees from this charge account for 4.6% of the total service charges on deposit accounts for the nine months ended September 30, 2003.  The Company also began accounting for the fee income on ATM and VISA check card transactions in gross rather than net of expenses; the result is an increase of $81,000 in service charge income.  The related expense is reflected in the non-interest expense section.

Investment sales fees increased from $424,000 at September 30, 2002, to $845,000 at September 30, 2003.  The addition of two financial consultants to the Investment Sales department contributed to the 99.3% increase in investment sales fees.

Fees on loans held for sale is derived from the sale of loans to the secondary market.  The Company does not retain servicing on these loans.  Upon the Company’s investment in Southern Trust, it concluded its own mortgage operations.

Noninterest Expense

Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total noninterest expense increased 15.4% to $12.6 million for the first nine months of 2003 compared to $10.9 million for the same period in 2002.  Salaries and employee benefits increased by 13.5% when comparing September 30, 2003 to September 30, 2002. Additions to staff to support business development, branching and the formation of a wealth management group have contributed to the increase in salaries and employee benefits. Commissions (included within the salaries and benefits expense) paid to employees for fee related business, such as mortgage originations and investment sales have increased by $81,000 to $769,000 as a result in the increase in sales volume.  Net occupancy expense of premises increased $438,000 from $1.2 million for the nine months ended September 30, 2002 to $1.7 million for the nine months ended September 30, 2003.  The building expansion program affected net occupancy and equipment expense year over year.  An operations center opened in late June 2002 and a second full service branch in Leesburg, Virginia opened in July 2002.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2003 was $2.5 million compared to $2.2 million at September 30, 2002.  The allowance for loan losses was 1.0% of total loans outstanding at September 30, 2003 and 1.07% of total loans outstanding at September 30, 2002.  The provision for loan losses was increased to $425,000 for the nine months ended September 30, 2003.  Increased net charge offs and the growth in the loan portfolio during the first nine months of 2003 required an additional $200,000 in provision.  The provision was $225,000 for the nine months ended September 30, 2002.  At September 30, 2003, net loan charge offs totaled $252,000, compared to $45,000 for the same date in 2002.  Total loans past due 90 days or more at September 30, 2003 were approximately $11,000.  Non-performing loans were .19% of total loans outstanding at September 30, 2003 compared to .30% at September 30, 2002.  Management believes that the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at September 30, 2003.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at September 30, 2003 and December 31, 2002 was $45.6 million and $41.4 million, respectively.  Total common shares outstanding at September 30, 2003 were 3,795,852, as adjusted for the Stock Split.

At September 30, 2003 the Company’s tier 1 and total risk-based capital ratios were 14.9% and 15.6%, respectively, compared to 14.8% and 15.6% at December 31, 2002.  The Company’s leverage ratio was 9.5% at September 30, 2003 compared to 10.6% at December 31, 2002.  The Company’s capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total in excess of $5 million, of which none were outstanding at

September 30, 2003.  Federal funds purchased during the first nine months of 2003 averaged $2.7 million compared to an average of $291,000 during the same period in 2002.  At September 30, 2003 and December 31, 2002, the Bank had $10.4 million and $8.9 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (Repo Accounts), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.

The Bank has a credit line in the amount of $57.5 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  The Bank has utilized the credit line for both overnight and long-term funding throughout the first nine months of 2003.  Overnight and long-term advances averaged $5.7 million and $31 million, respectively at September 30, 2003.

At September 30, 2003, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 46.5% of total deposits and liabilities.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given both a 100 and 200 basis point (bp) downward shift in interest rates and a 200 basis point upward shift.  A parallel and pro rata shift in rates over a 12-month period is assumed.  The following reflects the range of the Company’s net interest income sensitivity analysis during the nine months ended September 30, 2003 as well as the fiscal year of 2002 compared to the 10% Board-approved policy limit.

For the Nine Months Ended September 30, 2003

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.11%)

0.34%

(1.23%)

                                  - 100 bp                         (0.52%)

(0.28%)

        (0.40%)

For the Year Ended December 31, 2002

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.51%)

(1.00%)

(1.75%)

 - 200 bp

2.62%

.63%

1.33%

Since December 31, 2002, the company’s balance sheet has grown by $56.7 million.  Both deposit inflows and increased borrowings from the Federal Home Loan Bank have provided the funding for the growth in the loan and securities portfolios.  Overall, the Company continues to have minimal interest rate risks to either falling or rising interest rates.  Based upon the first nine months of 2003’s simulation, the Company could expect an average negative impact to net interest income of $85,000 over the next 12 months if rates rise 200 basis points.  If rates were to decline 100 basis points, the Company could expect an average negative impact to net interest income of $68,000 over the next 12 months.

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

Item 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

3.1

Articles of Incorporation of Middleburg Financial Corporation (restated in electronic format as of October 2, 2003)

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

(b)

Reports on Form 8-K.

On August 14, 2003, the Company furnished a Current Report on Form 8-K dated August 7, 2003 to report, under Items 7 and 12, and attach as an exhibit and incorporate by reference, a press release that reported the Company’s financial results for the quarter ended June 30, 2003.

On September 18, 2003, the Company filed a Current Report on Form 8-K dated September 11, 2003 to report, under Items 5 and 7, and attach as an exhibit and incorporate by reference, a press release that reported an increase in the Company’s dividend payment to shareholders and the Stock Split.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

    (Registrant)

Date:  November 13, 2003

 s/ Joseph L. Boling__________________

Joseph L. Boling

Chairman of the Board & CEO

Date:  November 13, 2003

/s/ Alice P. Frazier___________________

Alice P. Frazier

Executive Vice President & CFO

Date:  November 13, 2003

/s/ Kathleen J. Chappell_______________

Kathleen J. Chappell

Senior Vice President & Controller

(Chief Accounting Officer)

EXHIBIT INDEX

Exhibits

3.1

Articles of Incorporation of Middleburg Financial Corporation (restated in electronic format as of October 2, 2003)

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350