Form 10-K
period 2003-12-31
MIDDLEBURG FINANCIAL CORP
filed 2004-03-30
CIK 914138

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number  0-24159

MIDDLEBURG FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1696103 (I.R.S. Employer Identification No.)
111 West Washington Street Middleburg, Virginia (Address of principal executive offices)	20117 (Zip Code)

(703) 777-6327

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	n/a

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $2.50 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes         No   X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $71,917,720

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  3,803,102 shares of Common Stock as of March 4, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2004 Annual Meeting of Shareholders – Part III

TABLE OF CONTENTS

PART I

Page

ITEM 1.

BUSINESS

3

ITEM 2.

PROPERTIES

15

ITEM 3.

LEGAL PROCEEDINGS

16

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE

OF SECURITY HOLDERS

16

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND

 RELATED STOCKHOLDER MATTERS

17

ITEM 6.

SELECTED FINANCIAL DATA

18

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

19

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

46

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

48

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

48

ITEM 9A.

CONTROLS AND PROCEDURES

49

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

49

ITEM 11.

EXECUTIVE COMPENSATION

49

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

49

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

50

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

50

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

                                REPORTS ON FORM 8-K

50

PART I

ITEM 1.

BUSINESS

General

Middleburg Financial Corporation (the “Company”) is a bank holding company that was incorporated under Virginia law in 1993.  The Company changed its name in May 2002 from “Independent Community Bankshares, Inc.” to “Middleburg Financial Corporation.”  The Company conducts its primary operations through three wholly owned subsidiaries, Middleburg Bank (the “Bank”), Tredegar Trust Company (“Tredegar”) both of which are chartered under Virginia law, and Gilkison Patterson Investment Advisors, Inc. (“GPIA”), which  is a SEC registered investment advisor.

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

GPIA has its main office at 1901 North Beauregard Street, Alexandria, VA  22311.

The Bank serves western Loudoun County.  Loudoun County is in northwestern Virginia and included in the Washington-Baltimore Metropolitan statistical area.  Loudoun County’s population is approximately 170,000 with over one-third of the population located in the Company’s markets.  The local economy is driven by service industries requiring a high skill level, self-employed individuals, the equine industry and the independently wealthy.  Tredegar serves primarily the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan, as well as Loudoun County.  However, Tredegar does have clients outside of its primary market.  Richmond is the state capital of Virginia, and the greater Richmond area has a population in excess of 800,000 people.  GPIA primarily serves the District of Columbia metropolitan area including contingent markets in Virginia and Maryland but also has clients in 25 other states.

The Company, through its subsidiaries, offers a wide range of banking, fiduciary and investment management services available to both individuals and small businesses.  The banking services include various types of checking and savings deposit accounts, and the making of business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans.  Also, the Bank offers ATMs at all locations, internet banking, travelers’ checks, money orders, safe deposit rentals, collections, notary public, wire services and other traditional bank services to its customers.  Tredegar provides a variety of investment management and fiduciary services including trust and estate settlement.  Tredegar can also serve as escrow agent, attorney-in-fact, guardian of property or trustee of an IRA.  GPIA provides fee based investment management services for its clients.

The Bank has one wholly owned subsidiary, Middleburg Bank Service Corporation.  Middleburg Bank Service Corporation is a partner in a limited liability company, Bankers Title Shenandoah, LLC, which sells title insurance to its members.  Middleburg Bank Service Corporation has also invested in two other limited liability companies, Virginia Bankers Insurance Center, LLC and Bankers Investment Group, LLC.  Virginia Bankers Insurance Center, LLC acts as a broker for insurance sales for its member banks and Bankers Investment Group act as a broker dealer for sales of investment products to clients of its member banks.  The Company has two wholly owned subsidiaries, ICBI Capital Trust I and MFC

Capital Trust II, which are Delaware Business Trusts that the Company formed in connection with the issuance of trust preferred debt in November 2001 and December 2003.

On April 15, 2003, the Bank acquired 40% of the issued and outstanding membership interest units of Southern Trust Mortgage, LLC (“Southern Trust”).  The Bank acquired the membership interest units in equal proportion from the seven members of Southern Trust, all of whom own, in the aggregate, the remaining issued and outstanding units of Southern Trust.  Southern Trust is a regional mortgage lender headquartered in Norfolk, Virginia and has offices in Virginia, Maryland, North Carolina, South Carolina and Georgia.

As of December 31, 2003, the Company had a total of 125 full time equivalent employees.  The Company considers relations with its employees to be excellent.  The Company’s employees are not represented by a collective bargaining unit.

Competition

The Company faces significant competition for both loans and deposits.  Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders.  Its most direct competition for deposits has historically come from savings and loan associations and savings banks, commercial banks, credit unions and other financial institutions.  Based upon total deposits at June 30, 2003 as reported to the FDIC, the Company has the largest share of deposits among the banking organizations operating in Loudoun County, Virginia.  The Company believes, however, that BB&T Corporation has the largest share of deposits, based on its acquisition of First Virginia Banks, Inc. as of July 1, 2003.  The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

Tredegar competes for clients and accounts with banks, other financial institutions and money managers.  Even though many of these institutions have been engaged in the trust or investment management business for a considerably longer period of time than Tredegar and have significantly greater resources, Tredegar has grown through its commitment to quality trust and investment management services and a local community approach to business.

GPIA competes for its clients and accounts with other money managers and investment brokerage firms.  Like the rest of the Company, GPIA is dedicated to quality service and high investment performance for its clients.  GPIA has successfully operated in its markets for 22 years.  For 19 years GPIA operated under the name of Kahn Brothers Investment Management Company (“KBIMC”).  Upon entering into a purchase option with the Company, KBIMC changed its name to “Gilkison Patterson Investment Advisors, Inc.”

Lending Activities

Credit Policies

The principal risk associated with each of the categories of loans in the Bank’s portfolio is the creditworthiness of its borrowers.  Within each category, such risk is increased or decreased, depending on prevailing economic conditions.  In an effort to manage the risk, the Bank’s loan policy gives loan amount approval limits to individual loan officers based on their position and level of experience.  The risk associated with real estate mortgage loans, commercial and consumer loans varies, based on market employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness.  The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

The Bank has written policies and procedures to help manage credit risk.  The Bank  utilizes an outside third party loan review process that includes regular portfolio reviews to establish loss exposure and to ascertain compliance with the Bank’s loan policy.

The Bank uses a Directors Loan Committee to approve loans.  The Directors Loan Committee is composed of five Directors, of which four are independent Directors.  The Directors Loan Committee approves new credits, renewed  and modified credits that exceed officer loan authorities.  The chairman of the Directors Loan Committee is the president and CEO of the Bank.   A quorum is reached when three members are present, of which two are independent Directors.  The approval of an application is met with four votes.  In addition, the Directors Loan Committee reports all new loans reviewed and approved  to the Bank’s Board of Directors monthly.  Monthly reports shared with the Directors Loan Committee include names and monetary amounts of all new credits in excess of $12,500 which had been extended; a watch list including names, monetary amounts, risk rating and payment status; non accruals and charge offs as recommended and a list of overdrafts.   The Directors Loan Committee also reviews lending policies proposed by management.

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements including commitments to extend credit.  At December 31, 2003, commitments to extend credit totaled $55.5 million.

Construction Lending

The Bank makes local construction loans, primarily residential, and land acquisition and development loans.  The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained.  At December 31, 2003, construction, land and land development loans outstanding were $30.2 million, or 11.6%, of gross loans.  Approximately 95% of these loans are concentrated in the Loudoun County, Virginia markets.  The average life of a construction loan is approximately nine months and it reprices monthly to meet the market, typically prime plus one percent.  Because the interest rate charged on these loans floats with the market, the construction loans help the Company in managing its interest rate risk.  Construction lending entails significant additional risks, compared with residential mortgage lending.  Constru ction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which  value is estimated prior to the completion of construction.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 75% to 80% of appraised value, in addition to analyzing the creditworthiness of its borrowers.  The Bank  also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields.  To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers.  Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be readily ascertainable.  In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself.  Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.  The Bank has an outside third party loan review and monitoring  process to regularly assess the repayment ability of commercial borrowers.  At December 31, 2003, commercial loans totaled $20.2 million, or 7.8% of the total loan portfolio.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches.  At December 31, 2003, commercial real estate loans aggregated $100.7 million or 38.6% of the Bank’s gross loans.

In its underwriting of commercial real estate, the Bank may lend, under internal policy, up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending.  Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and the Bank typically requires personal guarantees or endorsements of the borrowers’ principal owners.  The Bank  also carefully evaluates the location of the security property.

One-to-Four-Family Residential Real Estate Lending

Residential lending activity may be generated by the Bank’s loan originator solicitation, referrals by real estate professionals, and existing or new bank clients.  Loan applications are taken by a Bank loan officer.  As part of the application process, information is gathered concerning income, employment and credit history of the applicant.  Loans are underwritten using the Bank’s underwriting guidelines.  Security for the majority of the Bank’s residential lending is in the form of owner occupied one-to four family dwellings. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Board of Directors.

The Bank also originates a non-conforming adjustable rate product with a higher entry level rate and margin than that of the conforming adjustable rate products.  This non-conforming loan provides yet another outlet for loans not meeting secondary market guidelines.  The Bank keeps these loans in its loan portfolio.  Interest rates on adjustable rate products offered by the Bank are tied to fixed rates issued by the Federal Home Loan Bank of Atlanta plus a spread.  The Bank’s ARM products contain interest rate caps at adjustment periods and rate ceilings based on a cap over and above the original interest rate.

At December 31, 2003, $83.9 million, or 32.2%, of the Bank’s loan portfolio consisted of one-to four-family residential real estate loans.  Of the $83.9 million, $70.3 million were fixed rate mortgages while the remaining $13.6 million were adjustable rate mortgages.   The fixed rate loans are typically 3, 5, 7 or 10 year balloons amortized over a 30 year period.  The Bank has about $17.0 million in fixed rate loans that have maturities of 15 years or greater.  Approximately 55.7% of the $70.3 million of fixed rate loans have maturities of 5 years or less.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and if required, flood insurance.  Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. Guaranty does require escrows for real estate taxes and insurance.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, credit cards, and home equity lines of credit and loans.  At December 31, 2003, the Bank had consumer loans of $11.8 million or 4.5% of gross loans.  Such loans are generally made to customers with which the Bank has a pre-existing relationship.  The Bank currently originates all of its consumer loans in its geographic market area.  Most of the consumer loans are tied to the prime lending rate and reprice monthly.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.   Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  Such loans may also give rise to claims and defenses by a consumer  borrower against an assignee of collateral securing the loan such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.  Consumer loan delinquencies often increase over time as the loans age.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

Supervision and Regulation

General

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System.  As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions.  It is also subject to regulation, supervision and examination by the Federal Reserve Board.  Other federal and state laws, including various consumer and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

The following description summarizes the significant federal and state laws applicable to the Company and its subsidiaries.  To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision

The Bank Holding Company Act

Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve and required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require.  Activities at the bank holding company level are limited to:

•

banking, managing or controlling banks;

•

furnishing services to or performing services for its subsidiaries; and

•

engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•

acquiring substantially all the assets of any bank;

•

acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•

merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.  The regulations provide a procedure for challenging this rebuttable control presumption.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act, which made substantial revisions to the statutory restrictions separating banking activities from other financial activities.  Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.”  As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities.  Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries.  For example, insurance activities would be subject to supervision and regulation by state insurance authorities.  Although the Company has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, the Company will likely elect do so in the future.

Payment of Dividends

The Company is a legal entity separate and distinct from its banking and other subsidiaries.  The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries.  The Bank is subject to laws and regulations that limit the amount of dividends it can pay.  In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends.  During the year ended December 31, 2003, the Bank declared $2.4 million in dividends payable to the Company.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice.  The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law.  The deposits of the Bank subsidiary are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations.  For example, depository institutions insured by the BIF that are “well capitalized” and that present few or no supervisory concerns are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits.  These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund.  Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action.  The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC.  The Company is not aware of any existing circumstances that could result in termination of any of the Bank’s deposit insurance.

Capital Requirements

The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises.  Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%.  At least half of the total capital must be composed of  “Tier 1 Capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles.  The remainder may consist of  “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance.  In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  In sum, the capital measures used by the federal banking regulators are:

•

the Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;

•

the Tier 1 Capital ratio; and

•

the leverage ratio.

Under these regulations, a bank will be:

•

“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•

“undercapitalized” if it has a Total Capital ratio of less than 8% or greater, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;

•

“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•

“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

The risk-based capital standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy.  The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the

FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.  The Bank presently maintains sufficient capital to remain in compliance with these capital requirements.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent.  For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise.  In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC f or any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure.  The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds.  The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

Interstate Banking and Branching

Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation.  Effective June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date.  After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board.  The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks.  The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits.  NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution.  For net transaction accounts in2004, the first $6.6 million, up from $6.0 million in 2003, will be exempt from reserve requirements.  A three percent reserve ratio will be assessed on net transaction accounts over $6.6 million up to and including $45.4 million, up from $42.1 million in 2003.  A 10 percent reserve ratio will be applied above $45.4 million. These percentages are subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank.  Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a nonaffiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks.  Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit.  Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus.  Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting.  The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000).  Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act

Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice.  The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs.  Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard.  Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution.  An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act.  Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

Fair Lending; Consumer Laws

In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business.  Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers experience discrimination in their efforts to obtain loans from depository and other lending institutions.  These agencies have brought litigation against depository institutions alleging discrimination against borrowers.  Many of these suits have been settled, in some cases for material sums, short of a full trial.

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity .

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations.  These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

Gramm-Leach-Bliley Act of 1999

 The Gramm-Leach-Bliley Act of 1999 was signed into law on November 12, 1999.  The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies.  Most of its provisions require the federal bank regulatory agencies and other regulatory bodies to adopt implementing regulations, and for that reason an assessment of the full impact of the GLBA on the Company must await completion of that regulatory process.  The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms.  It also permits bank holding companies to elect to become financial holding companies.  A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities.  In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities.  Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law.  Under the new law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates.  It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended.  It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.”  Additionally, the new law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  The new law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.  An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes.  The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the act.

Future Regulatory Uncertainty

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, the Company cannot forecast how federal regulation of financial institutions may change in the future and impact its operations.  Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, the Company fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Tredegar

Tredegar operates as a trust subsidiary of the Company.  It is subject to supervision and regulation by the Virginia State Corporation Commission’s Bureau of Financial Institutions and the Federal Reserve Board.

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

GPIA

GPIA operates as a non-banking subsidiary of the Company.  It is subject to supervision and regulation by the Securities and Exchange Commission under the Investment Advisors Act.

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

The Fort Evans Road, Leesburg bank branch was completed in July 2002 and is a one-story building of brick construction with approximately 3,500 square feet of floor space, located at 211 Fort Evans Road, NE, Leesburg, Virginia 20176.  The office operates five teller windows, including three drive-up facilities and one drive-up automatic teller machine.  The Bank owns this branch building.

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

The Ashburn bank branch, which is leased, opened in June 1999 and consists of 3,400 rentable square feet at 20955 Professional Plaza, Suite 100, Ashburn, Virginia 20147.  The office is a full service branch with five teller windows, three drive-up facilities and a drive-up automated teller machine.  The initial term of the lease is 15 years with two five-year renewal options.  The annual lease expense associated with this location is $70,000.

The Leesburg operations building was completed June 2002.  The building is Class A office space and is home to deposit and loan operations, data processing, information technology, human resources, training and mortgage banking departments.  This building is a two story building with  18,000 square feet of floor space, located at 106 Catoctin Circle, SE, Leesburg, Virginia 20175.  The Bank owns this building.

Tredegar leases its main office at 821 East Main Street in Richmond, Virginia.  The lease is for a term of 15 years, with no renewal options.  The annual lease expense associated with this location is $168,000.

GPIA leases its main office at 1901 North Beauregard Avenue, Alexandria, Virginia, 22311.  The lease, which was entered into in May 2003, is for a term of 5 years, with no renewal options.   The space includes approximately 3,500 square feet of office space and 900 square feet of storage.   The annual lease expense associated with this location is $79,000.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present and anticipated future needs.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of the Company’s Common Stock have traded on the Nasdaq SmallCap Market under the symbol “MBRG” since May 15, 2003.  Before May 15, 2003, such shares had traded on the Nasdaq SmallCap Market under the symbol “ICBX.”  The high and low sale prices per share for the Company’s Common Stock for each quarter of 2002 and 2003, and the amount of cash dividends per share in each quarter, are set forth in the table below.  All amounts have been adjusted to reflect a two-for-one stock split of the Common Stock in October 2003.

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low
2002: 1st quarter 2nd quarter 3rd quarter 4th quarter	22.79 25.00 24.38 24.13	17.56 22.05 22.00 22.63	.15 .15 .15 .15
2003: 1st quarter 2nd quarter 3rd quarter 4th quarter	23.94 29.68 36.65 44.85	21.17 22.88 28.50 36.50	.16 .16 .19 .19

As of March 3, 2004, the Company had approximately 1,600 shareholders of record.

The Company historically has paid cash dividends on a quarterly basis.  The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies.  The Company or the Bank has paid regular cash dividends for over 200 consecutive quarters.

ITEM 6.

SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated.  The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2003, 2002, 2001, 2000 and 1999.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except ratios and per share amounts)
Income Statement Data:
Interest income	$24,780	$23,758	$21,822	$19,209	$15,522
Interest expense	5,576	6,524	7,814	7,041	5,345
Net interest income	$19,204	$17,234	$14,008	$12,168	$10,177
Provision for loan losses	575	300	300	400	420
Net interest income after
provision for loan losses	$18,629	$16,934	$13,708	$11,768	$9,757
Noninterest income	9,499	7,312	4,827	3,669	2,959
Securities gains (losses)	422	(73)	384	(204)	(13)
Noninterest expense	16,887	15,526	11,947	9,555	8,040
Income before income taxes	$11,663	$8,647	$6,972	$5,678	$4,663
Income taxes	3,444	2,335	1,755	1,450	1,097
Net income	$8,219	$6,312	$5,217	$4,228	$3,566

Per Share Data: (1)
Net Income, Basic	$2.18	$1.73	$1.49	$1.22	$1.00
Net Income, Diluted	2.13	1.69	1.46	1.21	1.00
Cash Dividends	0.69	0.60	0.50	0.42	0.34
Book value at period end	12.44	11.18	8.66	7.84	6.49

Balance Sheet Data:
Assets	$508,939	$424,974	$354,101	$289,461	$243,925
Loans, net of unearned income	260,717	212,107	196,400	177,598	143,235
Securities	194,581	163,673	124,351	81,577	67,739
Deposits	369,986	328,903	271,731	224,640	203,837
Shareholders’ equity	47,327	41,410	30,338	27,271	23,075
Average shares outstanding, Basic (1)	3,770	3,642	3,492	3,482	3,558
Average shares outstanding, Diluted (1)	3,867	3,726	3,566	3,504	3,590

Performance Ratios:
Return on Average Assets	1.78%	1.62%	1.67%	1.62%	1.60%
Return on Average Equity	18.27%	17.24%	17.55%	17.46%	15.48%
Capital to Assets	9.30%	9.74%	8.57%	9.42%	9.49%
Dividend payout	31.69%	34.58%	33.53%	34.57%	34.00%

Capital and Liquidity Ratios:
Risk-based capital ratios:
Tier 1 capital	14.4%	14.8%	16.4%	12.7%	14.0%
Total capital	15.6%	15.6%	17.3%	13.6%	14.8%
Leverage	11.3%	10.6%	12.5%	9.7%	10.8%

______________________

(1)

Amounts have been adjusted to reflect a two-for-one stock split of the Common Stock in October 2003.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of the Company.  This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements.  It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through three wholly owned subsidiaries, the Bank, Tredegar and GPIA.  The Bank is a community bank serving western Loudoun County, Virginia with five full service branches and one limited service facility.  Tredegar is a trust company headquartered in Richmond, Virginia with a branch office in Middleburg, Virginia. GPIA is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 26 states.

The Company generates a significant amount of its income from the net interest income earned by the Bank.  Net interest income is the difference between interest income and interest expense and the quality of the assets.  Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon.  The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses.  Tredegar and GPIA generate fee income from providing investment management and trust services to its clients.  Investment management and trust fees are generally based upon the value of assets under management, and, therefore can be significantly affected by fluctuation in the values of securities caused by changes in the capital markets.

In 2003, the Company continued to realize the benefit of high growth rates in both assets and net earnings.  By December 31, 2003, total assets reached $508.9 million, an increase of 19.8%.  Total assets at December 31, 2002 were $425.0 million.  Loans, net of unearned income, grew 23.0% from $212.1 million at December 31, 2002 to $260.7 million at December 31, 2003.  This is the largest single year increase in portfolio loans in the past 10 years.  Management feels that both a slow down in the number of refinancings within the loan portfolio and an advertising campaign focused on the commercial lenders attributed to the loan portfolio increase.  Total deposits increased $41.1 million from $328.9 million at December 31, 2002 to $370.0 million at December 31, 2003.  Low cost deposits, including demand checking, interest checking, savings and money market accounts, continue to drive much of the growth in deposits.  The net interest margin compression of 29 basis points experienced during 2003 was offset by strong earning asset growth thus providing a 11.4% increase net interest income.  Results for 2003 were also favorably affected by the growth in revenues from the Bank’s acquisition of a minority interest in Southern Trust, Tredegar’s fiduciary fees and deposit service fees.  Non-interest expenses grew at a marginal rate of 8.8% for the 2003 year compared to 2002.  It is not expected that expense growth rates will remain this low in the future.  The Company remains well capitalized with risk-adjusted core capital and total capital ratios well above the regulatory minimums.  Asset quality measures also remained consistently strong throughout the year.  The loan loss provision increased primarily due to loan growth.

The Company plans to expand the integration of Tredegar, GPIA and the Bank’s investment services department into a more focused wealth management program for all of the Company’s clients.  Also, through the affiliation with Southern Trust, the Bank plans to increase its loan portfolio by purchasing high credit quality, low loan to value first deeds of trusts on residential property. The Bank plans to continue its focus on low cost deposit growth with advertising campaigns that target potential clients affected by recent bank mergers.   Management has developed a branching strategy that includes expansion into Warrenton (Fauquier County), Herndon (Loudoun County) and Sterling (Loudoun County), Virginia.  Management will look for key lenders in those markets to join the Bank’s team to generate earning assets and awareness prior to the branch opening.

The Company is not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on the registrant’s liquidity, capital resources or results of operations.

Recent Financial Developments

On April 15, 2003, the Bank acquired a 40% interest in Southern Trust.  Upon the acquisition of the minority interest in Southern Trust, the Bank’s existing mortgage operation was assumed by Southern Trust. In connection with the Southern Trust investment, the Bank entered into two loan participation agreements with Southern Trust.  One arrangement is a tri-party agreement among the Bank, Southern Trust and Colonial Bank, Southern Trust’s warehouse line lender.  The agreement details the arrangements by which the Bank purchases 99.0% of selected loans from Colonial Bank. The Bank charges Southern Trust a rate equal to the one month LIBOR rate at the time of purchase plus 175 basis points.  As noted in the tri-party agreement, the Bank does not intend to hold the purchased loans more than 30 days, Colonial Bank maintains the note documentation on behalf of the Bank and the Bank will engage semi-annual testing to be conducted by a third party to validate Colonial Bank procedures.  At December 31, 2003, the balance of the Bank’s participated mortgages held for sale was $11.2 million.   The tri-party agreement is capped at $30.0 million.

The Bank also entered into a construction loan participation agreement with Southern Trust.  According to this agreement, the Bank can purchase 93% of selected construction loans and draws, up to $20.0 million in outstanding balances and $30.0 million in commitments. The Bank will charge Southern Trust an interest rate equal to the prime rate on the outstanding participated loans held by the Bank. Adjustments in rate related to movements in the prime rate will be made monthly.  There were $5.3 million in outstanding construction participation loans at December 31, 2003.

Overall, the benefit of the acquisition of the minority interest in Southern Trust including the construction loan participations and tri-party warehouse line agreement added an additional $.26 per diluted share to the net income of the Company over what the Company would have earned on mortgage banking operations without Southern Trust.  The construction loan participation program and the loans garnered under the tri-party warehouse agreement contributed $.04 per diluted share to the total number.  Without the acquisition of the minority interest in Southern Trust, the mortgage banking department of the Bank would have added $.17 per diluted share for 2003.  In 2002, the mortgage banking department of the Bank earned $.12 per diluted share.   It is expected that equity earnings from Southern Trust will decrease in 2004.

 The Company exercised its option to buy GPIA in April 2002.  The terms of the transaction included a total purchase price of $6 million with 119,748 common shares of the Company issued to the shareholders of GPIA.  At the time of acquisition, GPIA had approximately $630 million of assets under management with clients in 30 states.   Clients who are located in Washington, DC, Maryland and Virginia account for approximately 68% of the assets under management.   Assets under management by both Tredegar and GPIA approached $1 billion at December 31, 2003.

Critical Accounting Policies

General

The financial condition and results of operations presented in the Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements and this section are, to a large degree, dependent upon the accounting policies of the Company.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is discussion of those accounting policies that management believes are the most important (“Critical Accounting Policies”) to the portrayal and understanding of the Bank’s financial condition and results of operations.  The Critical Accounting Policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Allowance for Loan Losses

The Bank monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan and lease portfolio.  The Bank maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance:  the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan and lease portfolio; and the loan grading system.

The Bank evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies (“SFAS 5”), with a group of loans that have similar characteristics.

For loans without individual measures of impairment, the Bank makes estimates of losses for groups of loans as required by SFAS 5.  Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type.  A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan.  The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including:  borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans and lease losses.  This estimate of losses is compared to the allowance for loan and lease losses of the Bank as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  The Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties  and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Intangibles and Goodwill

The Bank has approximately $6.6 million in intangible assets and goodwill at December 31, 2003, a decrease of $300,000 since December 31, 2002.  On April 1, 2002, the Bank acquired GPIA, a registered investment advisor, for $6 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using FAS 141 and 142 as a guideline) was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years.  The remainder of the purchase price has been allocated to goodwill.

The purchase price allocation process requires management estimates and judgment as to expectations for the life span of various customer relationships as well as the value that key members of management add to the success of the Bank.    For example, customer attrition rates were determined based upon assumptions that the past five years may predict the future.  If the actual attrition rates, among other assumptions, differed from the estimates and judgments used in the purchase price allocation, the amounts recorded in the Consolidated Financial Statements could result in a possible impairment of the intangible assets and goodwill or require an acceleration in the amortization expense.

In addition, FAS 142 requires that goodwill be tested annually using a two-step process.  The first step is to identify a potential impairment.  The second step measures the amount of the impairment loss, if any.  Processes and procedures have been identified for the two-step process.

When the Bank completes its ongoing review of the recoverability of intangible assets and goodwill, factors that are considered important to determining whether an impairment might exist include loss of customers acquired or significant withdrawals of the assets currently under management and/or early retirement or termination of key members of management.  Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Bank’s financial condition and results of operations.

Results of Operations

Net Income

Net income for 2003 was $8.2 million, an increase of 30.2% over 2002’s net income of $6.3 million.  Net income for 2002 increased 21.0% over 2001’s net income of $5.2 million. For 2003, earnings per diluted share were $2.13 compared to $1.69 and $1.46 for 2002 and 2001, respectively.

Return on average assets (“ROA”) measures how effectively the Company employs its assets to produce net income.  The ROA for the Company increased to 1.78% for the year ended December 31,

2003 from 1.62% for the same period in 2002.  The increase in ROA stems largely from equity earnings from the investment in Southern Trust.  The decrease in the net interest margin and additional investments in fixed assets during 2002 contributed to the 5 basis point decrease in the ROA.  The ROA for 2001 was 1.67%.  Return on average equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested.  ROE increased to 18.3% for the year ended December 31, 2003.   ROE was 17.2% and 17.6% for the years ended December 31, 2002 and 2001, respectively.  The additional capital issued in the acquisition of GPIA contributed  the decrease in ROE during 2002.

The following table reflects an analysis of the Company’s interest income using the daily average balances of the Company’s assets and liabilities as of December 31.  Non accrual loans are included in the loan balances.

Average Balances, Income and Expenses, Yields and Rates

(Years Ended December 31)

		2003			2002			2001
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Assets :
Securities:
Taxable	$ 131,564	$ 6,339	4.82%	$ 101,725	$ 5,629	5.53%	$ 52,040	$ 3,364	6.46%
Tax-exempt (1) (2)	36,700	2,717	7.40%	36,471	2,757	7.56%	38,748	2,933	7.57%
Total securities	$ 168,264	$ 9,057	5.38%	$ 138,196	$ 8,386	6.07%	$ 90,788	$ 6,297	6.94%
Loans
Taxable	$ 250,345	$ 16,577	6.62%	$ 213,844	$ 16,137	7.55%	$ 194,835	$ 16,297	8.36%
Tax-exempt	415	33	7.85%	758	63	8.31%	520	46	8.85%
Total loans	$ 250,760	$ 16,609	6.62%	$ 214,602	$ 16,200	7.55%	$ 195,355	$ 16,343	8.37%
Federal funds sold	2,574	28	1.10%	5,396	82	1.52%	3,046	117	3.84%
Interest on money market investments	1,733	14	0.81%	2,194	39	1.78%	1,742	63	3.62%
Interest bearing deposits in
other financial institutions	460	3	0.72%	349	5	1.43%	250	9	3.60%
Total earning assets	$ 423,790	$ 25,711	6.07%	$ 360,737	$ 24,712	6.85%	$ 291,181	$ 22,829	7.84%
Less: allowances for credit losses	(2,394)			(2,187)			(1,948)
Total nonearning assets	39,586			31,071			23,508
Total assets	$ 460,983			$ 389,621			$ 312,741

Liabilities:
Interest-bearing deposits:
Checking	$ 46,473	$ 57	0.12%	$ 39,430	$ 93	0.24%	$ 33,978	$ 223	0.66%
Regular savings	26,930	106	0.39%	19,813	183	0.92%	15,183	278	1.83%
Money market savings	84,390	545	0.65%	66,102	905	1.37%	46,616	1,166	2.50%
Time deposits:
$100,000 and over	60,564	1,418	2.34%	51,723	1,648	3.19%	39,154	2,086	5.33%
Under $100,000	39,559	1,094	2.77%	44,367	1,392	3.14%	46,409	2,088	4.50%
Total interest-bearing deposits	$ 257,916	$ 3,220	1.25%	$ 221,435	$ 4,221	1.91%	$ 181,340	$ 5,841	3.22%

Federal Home Loan Bank Advances	6,695	130	1.94%	3,126	115	3.68%	7,543	482	6.39%
Securities sold under agreements
to repurchase	11,287	83	0.74%	13,434	177	1.32%	13,292	399	3.00%
Long-term debt	42,788	2,138	5.00%	38,156	2,007	5.26%	19,332	1,076	5.57%
Federal Funds Purchased	391	5	1.30%	221	4	1.81%	371	16	4.31%
Total interest-bearing liabilities	$ 319,077	$ 5,576	1.75%	$ 276,373	$ 6,524	2.36%	$ 221,878	$ 7,814	3.52%
Non-interest bearing liabilities
Demand Deposits	95,055			74,787			59,289
Other liabilities	1,851			1,860			1,854
Total liabilities	$ 415,983			$ 353,019			$ 283,021
Shareholders’ equity	45,000			36,602			29,720
Total liabilities and shareholders’
equity	$ 460,983			$ 389,621			$ 312,741

Net interest income		$ 20,135			$ 18,188			$ 15,015

Interest rate spread			4.32%			4.49%			4.32%
Interest expense as a percent of
average earning assets			1.32%			1.81%			2.68%
Net interest margin			4.75%			5.04%			5.16%

___________________

(1)

Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

(2)

Income and yields include dividends on preferred bonds that are 70% excludable for tax purposes.

Net Interest Income

Net interest income represents the principal source of earnings of the Company.  Net interest income is the amount by which interest generated from earning assets exceeds the expense of funding those assets.  Changes in volume and mix of interest earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income on a fully tax-equivalent basis was $20.1 million for the year ended December 31, 2003.  This is an increase of 10.7% over the $18.2 million reported for the same period in 2002.  Net interest income for 2002 increased 21.1% over the $15.0 million reported for 2001.

The increase in net interest income in 2003 resulted from the 17.4% growth in average earning assets.  The 78 basis point decrease in earning assets yield was offset somewhat by a 61 basis point decrease in the cost of funding. The net interest margin decreased 29 basis points to 4.75%.  The average balance in the securities portfolio increased by $30.1 million while the tax-equivalent yield decreased 69 basis points to 5.38%.  The directives for the investment portfolio are focused on much shorter maturities and weighted average lives that have lower yields.  This directive coupled with significant principal paydowns throughout 2003 have impacted the overall investment portfolio yield.  The average loan portfolio volume increased 16.9% during 2003.  Conversely, the average yield on the loan portfolio decreased 93 basis points.  Loan demand was strong through out 2003, however the decrease in average loan yield offset much of the potential growth in interest income from loan portfolio growth.    Loan demand continues to remain strong and the Bank has developed several strategies to add commercial lenders in markets that the Bank plans to build branches.

The average balance of low cost interest bearing accounts (interest bearing checking, savings and money market accounts) grew 25.7% to $157.8 million at December 31, 2003.  The cost of such funding decreased 49 basis points over the year ended December 31, 2003.  The average balances in certificates of deposit decreased 4.2%, while the interest expense associated with these deposits decreased 17.4% or $528,000.  The Bank’s interest rates on deposits are within the range of local market rates however management feels that deposit rates are at their lowest.  Further significant decreases in deposit rates may impact the Bank’s ability to attract core deposits at the previously experienced growth rates.

The Company’s reliance on other funding sources, such as the Federal Home Loan Bank overnight advances, increased on average by $3.6 million with a related increase in interest expense of only $15,000.  During 2003, however, the Company increased on average its long term borrowings (from the Federal Home Loan Bank and trust preferred issuance) by $4.6 million.  Much of the increase in borrowings was related to the increase in loan balances from the tri-party warehouse agreement with Southern Trust.  Total interest expense for 2003 was $5.6 million, a decrease of $900,000 compared to the total interest expense for 2002.

Management expects that the net interest margin will experience some additional compression in 2004.  The compression will come from the inability to make further significant decreases to deposit rates and a reduction in assets yields as a result of shortening in the duration of the investment portfolio and a more competitive rate environment in the commercial lending area.   The Asset/Liability Management Committee continues to focus on various strategies to maintain the net interest margin.

The increase in net interest income in 2002 resulted from the 23.9% growth in average earning assets.  The 99 basis point decrease in earning assets yield was offset by a 116 basis point decrease in the cost of funding, which allowed the net interest margin to remain above 5% throughout 2002.  The average balance in the securities portfolio increased by $47.4 million while the tax-equivalent yield decreased 87 basis points to 6.07%.  Nevertheless, the increase in the average balance of the securities portfolio was able to provide $2.1 million in additional interest income on a tax-equivalent basis.  The average loan portfolio volume increased 9.9% during 2002.  Conversely, the average yield on the loan portfolio decreased 82 basis points.  Loan demand was strong throughout 2002, however the loan portfolio experienced significant run off due to borrower refinancings of residential real estate loans.

In 2002, the Company experienced significant growth in its interest bearing checking, savings and money market accounts.  Despite a 30.9% increase in the average balances of these accounts, the decline in deposit rates during 2002 allowed the Company to experience a decrease in the respective interest expenses of $486,000.  The average balances in certificates of deposit increased 12.3%, while the interest expense associated with these deposits decreased 27.2% or $1.1 million.

The Company’s reliance on other funding sources, such as the Federal Home Loan Bank overnight advances, decreased on average by $4.4 million with a related decrease in interest expense of $367,000.  During 2002, however, the Company increased on average its long term borrowings from the Federal Home Loan Bank by $10.8 million.  Total interest expense for 2002 was $6.5 million, a decrease of $1.3 million compared to the total interest expense for 2001.

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

Volume and Rate Analysis

(Tax Equivalent Basis)

(Years Ended December 31)

	2003 vs 2002			2002 vs 2001
	Increase (Decrease) Due			Increase (Decrease) Due
	to Changes in:			to Changes in:
	(In thousands)
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$ 1,263	$ (553)	$ 710	$ 2,667	$ (402)	$ 2,265
Tax-exempt	17	(57)	(40)	(172)	(4)	(176)
Loans:
Taxable	1,581	(1,141)	440	1,495	(1,655)	(160)
Tax-exempt	(17)	(13)	(30)	20	(3)	17
Federal funds sold	(35)	(19)	(54)	126	(161)	(35)
Interest on money market investments	(8)	(17)	(25)	25	(49)	(24)
Interest bearing deposits in other
financial institutions	4	(6)	(2)	7	(11)	(4)
Total earning assets	$ 2,805	$ (1,806)	$ 999	$ 4,168	$ (2,285)	$ 1,883

Interest-Bearing Liabilities:
Interest checking	$ 20	$ (56)	(36)	$ 44	$ (174)	(130)
Regular savings deposits	128	(205)	(77)	151	(246)	(95)
Money market deposits	400	(760)	(360)	381	(642)	(261)
Time deposits
$100,000 and over	412	(642)	(230)	550	(988)	(438)
Under $100,000	(143)	(155)	(298)	(88)	(608)	(696)
Total interest bearing deposits	$ 817	$ (1,818)	$ (1,001)	$ 1,038	$ (2,658)	$ (1,620)
Federal Home Loan Bank
Advances	$ 26	$ (11)	$ 15	$ (213)	$ (154)	$ (367)
Securities sold under agree-
ment to repurchase	(26)	(68)	(94)	4	(226)	(222)
Long-term debt	221	(90)	131	987	(56)	931
Federal Funds Purchased	2	(1)	1	(5)	(7)	(12)
Total interest bearing
liabilities	$ 1,040	$ (1,988)	$ (948)	$ 1,811	$ (3,101)	$ (1,290)

Change in net interest income	$ 1,765	$ 182	$ 1,947	$ 2,357	$ 816	$ 3,173

__________________

(1)

The change in interest, due to both rate and volume, has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The Company’s loan loss provision during 2003 and 2002 was $575,000 and $300,000, respectively.  The Company is committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in the loan portfolio.  This commitment is more fully discussed in the “Asset Quality” section below.

Noninterest Income

Noninterest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where noninterest income can be increased.  Noninterest income includes fees generated by the mortgage banking and investment sales departments of the Bank as well as by Tredegar and GPIA.  Noninterest income increased 29.9% to $9.5 million for the year ended December 31, 2003, compared to $7.3 million for 2002.  During 2002 and for the first four months of 2003, mortgage banking income and certain loan fees related to mortgage banking were reported on a gross income basis.  All expenses of that department were reported within noninterest expenses.  All earnings of that department after April 30, 2003 are being reported as equity in earnings from affiliate, following the transfer of the Bank’s mortgage banking department to Southern Trust.  Equity in earnings from affiliate of $1.9 million for the year ended December 31, 2003 is the result of the 40% interest in Southern Trust.

The equity earnings in Southern Trust added $.33 per diluted share after tax for the year ended December 31, 2003.    In 2003, Southern Trust and the Bank’s mortgage banking department originated and closed $1.2 billion in loans with 51.4% of that production attributable to purchase money financing.  Total loan closings were $869.0 million for the year ended December 31, 2003.  Southern Trust expects that production attributable to refinancings, which have leveled off, will continue to decrease slightly in the first quarter of 2004.  This  production decrease, and any decreases associated with the seasonality of home sales, is expected to be offset somewhat by an increase in purchase money financings and new construction loans.

Service charges, which include both deposit fees and certain loan fees, increased 8.4% to $2.1 million for the year ended December 31, 2003, compared to $2.0 million for the year ended December 31, 2002.  Investment advisory fees of $2.1 million for the year ended December 31, 2003 are from GPIA.    GPIA was purchased on April 1, 2002 causing the amount of revenue reported in 2002 to be only for three quarters.   Investment advisory fees increased 1.5% in 2003 compared to an annualized 2002 investment advisory fee balance.  GPIA is predominantly a fixed income money manager that bases its fee upon the market value of the accounts under management. The fixed income market experienced significant fluctuations throughout 2003, ultimately causing marginal growth in fees in spite of good business development.  Tredegar produced  fiduciary fees that increased 15.3% to $1.4 million for the year ended December 31, 2003, compared to $1.2 million for the same period in 2002. Assets under administration at Tredegar grew  27.1% or $83.5 million to $392.0 million at December 31, 2003.  Two new business development officers were added who contributed to the growth in assets under administration.  Fiduciary fees are also based primarily upon the market value of the accounts under administration.

Investment sales fees increased 47.5% to $901,000 for the year ended December 31, 2003, compared to $611,000 for the year ended December 31, 2002. A strategic decision was made to change the broker dealer clearing provider in the investment services department.  It is anticipated that the new clearing relationship will provide better client service, heightened regulatory control, additional growth opportunities, and improved financial contribution to the Bank.   The Bank currently employs three

financial consultants and plans to expand the representation into every branch and market the Bank serves.

Trust fee income decreased 7.7% during 2002 to $1.2 million.  A significant portion of trust fees are based upon a percentage of the market value of the assets under management, so any decreases in market value of the assets under management result in a similar decrease in fees.  Tredegar’s accounts are typically invested in equities with a smaller allocation to fixed income securities.  The continued decline in equity market values have more than offset all of the growth in the fees as result of new business.   GPIA’s investment advisory fees added $1.5 million to noninterest income for the eight months that it was a subsidiary of the Bank.   Like Tredegar, their fees are based upon a percentage of the market value of the assets under management, however GPIA’s clients have substantially more invested in fixed income securities.  The fixed income market typically has an opposite reaction to the equity markets thus about 5% of their fee increase over 2001 was related to relative increases in market values of the portfolios managed while the remaining 3% was related to new business growth.   Due to historic low mortgage rates and increased refinancings, the mortgage banking department contributed an additional $452,000 of fees on loans held for sale during 2002.  During 2002, the Bank increased its transaction oriented deposit accounts by 30.5% resulting in growth in service charges and fee income.  The service charges and fees associated with deposit accounts increased 35.0% during 2002.  During 2002, the Company realized $73,000 in net losses as a result of restructuring the investment portfolio in response to the change in the interest rate environment in 2002.  Total noninterest income for 2002 was $7.2 million, compared to $5.2 million for 2001.

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

Noninterest Income

(Years Ended December 31)

	2003	2002	2001
	(In thousands)
Service charges, commissions and fees	$ 2,125	$ 1,960	$ 1,452
Trust fee income	1,362	1,181	1,279
Investment advisory fee income	2,091	1,544	-
Fees on loans held for sale	878	1,935	1,483
Commission on investment sales	901	611	485
Equity earnings in affiliate	1,940	-	-
Other operating income	202	81	128
Noninterest income	$ 9,499	$ 7,312	$ 4,827
Gains (losses) on securities available for sale, net	422	(73)	384
Total noninterest income	$ 9,921	$ 7,239	$ 5,211

Noninterest Expenses

Noninterest expense increased 8.8% to $16.9 million for the year ended December 31, 2003, compared to $15.5 million for 2002.  Additions to staff to support business development, branching and the formation of a wealth management group have contributed to the increase in salaries and employee benefits during 2003.  The growth in salary expense was a marginal 6.6% during 2003 because the commissions and salary expense related mortgage banking were reported within the equity earnings from affiliate after April 30, 2003.   If the mortgage banking department of the Bank remained within the Bank after the acquisition of the minority interest in Southern Trust, salary and benefit expense would have been approximately $914,000 higher or increased 16.4% year over year.  Net occupancy and equipment expenses increased 22.1% to $2.3 million for the year ended December 31, 2003, compared to $1.9 million for the same period in 2002.   The building expansion program, which includes the operations center and the second Leesburg branch, continued to affect net occupancy and equipment expense year over year.   Advertising expense decreased in 2003 to $301,000 because the Bank focused more on in branch promotions and business development calling to increase sales rather than paid advertising.  Computer operations expense includes fees paid to a third party vendor for online banking services.  The online banking fees increased 31.6% from $159,000 for the year ended December 31, 2002 to $210,000 for the same period in 2003.  Other increases in computer operations relate to increases in support and maintenance fees paid to the application software and hardware vendors.

It is expected that noninterest expenses will increase at a faster pace in 2004.  Some of the increase will be associated with additional staffing to support branching growth and additional business development goals.

Total noninterest expenses increased 30.0% or $3.6 million to $15.5 million in 2002.  The acquisition of GPIA on April 1, 2002 accounts for 32.3% or $1.1 million of the total increase in noninterest expenses.  Salaries and employee benefits increased $2.2 million or 30.7% due to increased commission expense for fee-related business and enhancing the internal infrastructure to support a growing organization.  Approximately $673,000 of the $2.2 million increase in salaries expense is related to the acquisition of GPIA.  Occupancy and equipment expense increased $605,000 or 48.6% to $1.9 million.  The costs to move the existing operations departments from the Company’s main office to the operations facility as well as readying the buildings for occupancy have caused the increase in occupancy and equipment expense.   Advertising expense increased 29.4% in 2002.  Two additional bank mergers within the market areas presented opportunities for additional image advertising that resulted in increased business.  Computer operations expense increased 32.1% to $539,000 during 2002.  The Bank placed in service additional equipment to enhance the security infrastructure of the internal network as well as upgraded the core bank processing software.  An increase in the usage of internet banking services by accountholders also contributed to the increase in computer operations expense.  Other operating expenses increased $546,000 to $3.3 million for 2002 compared to $2.8 million for 2001.  Expenses associated with servicing an increased volume of accounts and transactions such as postage and printing have also impacted other operating expenses in 2002.

Noninterest expenses increased 25.0% or $2.4 million to $11.9 million in 2001.  This increase resulted from both pressures to provide competitive salary and benefit programs and occupancy and equipment investments to position the Bank for future growth and productivity.

Noninterest Expenses

(Years Ended December 31)

	2003	2002	2001
	(In thousands)
Salaries and employee benefits	$ 9,998	$ 9,383	$ 7,180
Net occupancy and equipment expense	2,260	1,851	1,246
Advertising	301	414	320
Computer operations	640	539	408
Other operating expenses	3,688	3,339	2,793
Total	$ 16,887	$ 15,526	$ 11,947

Income Taxes

Reported income tax expense was $3.4 million for 2003, an increase of $1.1 million compared to $2.3 million for 2002.  The effective tax rate for 2003 was 29.5% compared to 27.0% in 2002 and 25.2% in 2001.  The increase in the effective tax rate for 2003 was influenced by the change in the mix of the investment securities portfolio and the increase in noninterest income.  Note 10 of the Company’s Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and the Company’s actual income tax expense.  Also included in Note 10 to the Consolidated Financial Statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2003.

Summary of Financial Results by Quarter

The following table summarizes the major components of the Company’s results of operations for each quarter of the last three fiscal years.

	2003 Quarter Ended

(Dollars in thousands except per share)	March 31	June 30	September 30	December 31

Net interest income	$ 4,598	$ 4,708	$ 4,903	$ 4,995
Net interest income after provision
for loan losses	4,523	4,483	4,778	4,845
Noninterest income	2,376	2,839	2,325	1,961
Net securities gains (losses)	295	146	(54)	35
Noninterest expense	4,319	4,184	4,073	4,312
Income before income taxes	2,875	3,284	2,976	2,529
Net income	2,010	2,302	2,090	1,818
Diluted earnings per common share (1)	$ 0.54	$ 0.59	$ 0.54	$ 0.46
Dividends per common share (1)	0.16	0.16	0.19	0.19

	2002 Quarter Ended

(Dollars in thousands except per share)	March 31	June 30	September 30	December 31

Net interest income	$ 4,156	$ 4,290	$ 4,391	$ 4,397
Net interest income after provision
for loan losses	4,081	4,215	4,316	4,322
Noninterest income	1,184	1,815	2,061	2,253
Net securities gains (losses)	(80)	33	(31)	5
Noninterest expense	3,128	3,711	4,058	4,630
Income before income taxes	2,057	2,352	2,288	1,950
Net income	1,514	1,686	1,642	1,470
Diluted earnings per common share (1)	$ 0.42	$ 0.45	$ 0.44	$ 0.39
Dividends per common share (1)	0.15	0.15	0.15	0.15

	2001 Quarter Ended

(Dollars in thousands except per share)	March 31	June 30	September 30	December 31

Net interest income	$ 3,120	$ 3,422	$ 3,555	$ 3,911
Net interst income after provision
for loan losses	3,045	3,347	3,480	3,836
Noninterest income	1,168	1,096	1,254	1,309
Net securities gains (losses)	252	(6)	66	72
Noninterest expense	2,741	2,829	2,930	3,447
Income before income taxes	1,724	1,608	1,870	1,770
Net income	1,292	1,199	1,389	1,337
Diluted earnings per common share (1)	$ 0.37	$ 0.34	$ 0.39	$ 0.38
Dividends per common share (1)	0.13	0.13	0.13	0.13

(1) Per share information has been adjusted to reflect a two-for-one stock split of the Common Stock in October 2003.

Financial Condition

Assets

The Company’s total assets were $508.9 million as of December 31, 2003, up $84.0 million or 19.8% from the $425.0 million level at December 31, 2002.  Securities increased $30.9 million or 18.9% from 2002 to 2003.  Loans increased by $48.6 million or 22.9% from 2002 to 2003, while deposits increased $41.1 million or 12.5% during the same period.  Borrowings from the Federal Home Loan Bank increased $26.7 million during 2002.  It is anticipated that the borrowings from the Federal Home Loan Bank will continue to rise should deposit growth not match asset growth.  Total shareholders’ equity at year end 2003 and 2002 was $47.3 million and $41.4 million, respectively.

Loans

The Company’s loan portfolio is its largest and most profitable component of earning assets, totaling 59.2% of average earning assets in 2003.  The Company continues to emphasize loan portfolio growth and diversification as a means of increasing earnings while minimizing credit risk.  Loans, net of unearned income, were $260.7 million at December 31, 2003, an increase of 22.9% from December 31, 2002’s total of $212.1 million.  The Bank developed a strong image advertising campaign during 2003 that focused on its commercial lenders.  This campaign built additional awareness within the market.  Additionally, the Bank hired three commercial lenders since January 2003, each of whom have significant experience within the Loudoun County market.   Upon the acquisition of the minority interest in Southern Trust, the Bank entered into a construction loan participation agreement with Southern Trust. According to this agreement, the Bank can purchase 93% of selected construction loans and draws, up to $20.0 million in outstanding balances and $30.0 million in commitments. The Bank will charge Southern Trust an interest rate equal to the prime rate plus 75 basis points on the outstanding participated loans held by the Bank. Adjustments in rate related to movements in the prime rate will be made monthly.  There were $5.3 million in outstanding balances of these construction loans at December 31, 2003.  Each of these factors have contributed to the strong loan growth during  2003.

Management has developed a branching strategy that includes expansion into Warrenton (Fauquier County), Herndon (Loudoun County) and Sterling (Loudoun County), Virginia.  Management will look for key lenders in those markets to join the Bank’s team to generate earning assets and awareness prior to the branch opening.  Also, through the affiliation with Southern Trust, the Bank plans to increase its loan portfolio by purchasing high credit quality, low loan to value first deeds of trusts on residential property

Loans increased 8.0% from $196.4 million at December 31, 2001 to $212.1 million at December 31, 2002.  The loan to deposit ratio increased to 70.5% at December 31, 2003, compared to 64.5% at December 31, 2002 and 72.3% at December 31, 2001.

Loan Portfolio

(At December 31)

	2003	2002	2001	2000	1999
	(In thousands)

Commercial, financial and agricultural	$ 20,360	$ 20,323	$ 22,993	$ 22,555	$ 19,055
Real estate construction	30,239	22,008	24,174	17,693	12,151
Real estate mortgage:
Residential (1-4 family)	83,919	74,298	80,824	81,545	61,062
Home equity lines	11,275	10,091	8,271	5,973	4,382
Non-farm, non-residential (1)	100,655	73,164	48,074	38,812	36,361
Agricultural	2,441	482	163	346	379
Consumer installment	11,828	11,741	11,901	10,674	9,845
Total loans	$ 260,717	$ 212,107	$ 196,400	$ 177,598	$ 143,235

(1)

This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

At December 31, 2003, residential real estate (1-4 family) portfolio loans constituted 32.2% of the total portfolio and increased $9.6 million during the year.  The current historic low mortgage interest rates have caused many of the Bank’s clients to refinance to a long term fixed rate product.   Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans.  Real estate construction loans increased to $30.2 million at December 31, 2003 and represent 11.6% of the total loan portfolio.  The Company’s one time closing construction/permanent loan product competes successfully in a high growth market like Loudoun County because the Company is local and can respond quickly to inspections and construction draw requests.  Non-farm, non-residential real estate loans are typically owner-occupied commercial buildings.  Non-farm, non-residential loans were 38.6% of the total loan portfolio at December 31, 2003.  The increase in the non-farm non-residential real estate loans is the result of both a strong image advertising campaign during 2003 and the hiring of three commercial business development officers during 2003 each of whom have been successful in attracting new business to the Bank.  The branch network has also helped to support the loan portfolio diversification, such as increased commercial real estate loans.  Home equity lines and agricultural real estate loans were 4.3% and 0.94% of total loans, respectively, at December 31, 2003.

The Company’s commercial, financial and agricultural loan portfolio consists of secured and unsecured loans to small businesses.  At December 31, 2003, these loans comprised 7.8% of the loan portfolio.  This portfolio increased .18% in 2003 to $20.4 million.  Generally business debt has declined nationwide as well as locally thus causing a decrease in loan demand.  Consumer installment loans primarily consist of unsecured installment credit and account for 4.5% of the loan portfolio.

Consistent with its focus on providing community-based financial services, the Company generally does not extend loans outside its principal market area.  The Company’s market area for its lending services encompasses Fauquier and Loudoun Counties, where it operates full service branches.

The Company’s unfunded loan commitments totaled $50.5 million at December 31, 2003 and $31.6 million at December 31, 2002.  The increase in the amount of unfunded commitments is attributed in part to the increase in real estate construction financing as well as customer demand for credit line products, primarily home equity lines.

At December 31, 2003, the Company had no concentration of loans in any one industry in excess of 10% of its total loan portfolio.  However, because of the nature of the Company’s market, loan collateral is predominantly real estate.

The following table reflects the maturity distribution of selected loan categories:

Remaining Maturities of Selected Loan Categories

(At December 31, 2003)

	Commercial,	Real
	Financial and	Estate
	Agricultural	Construction
(In thousands)

Within 1 year	$ 1,499	$ 1,902
Variable Rate:
1to 5 years	$ 7,021	$ 14,903
After 5 years	558	500
Total	$ 7,579	$ 15,403
Fixed Rate:
1to 5 years	$ 7,680	$ 12,907
After 5 years	3,602	27
Total	$ 11,282	$ 12,934

Total Maturities	$ 20,360	$ 30,239

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio.  These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses.  Total nonperforming assets, which consist of nonaccrual loans, restructured loans and foreclosed property, were $365,000 at December 31, 2003.  This is a decrease of $698,000 from the December 31, 2002 balance of $1.1 million.  The majority of the decrease resulted from the pay off of two residential real estate loans.  Both loans were to the same borrower. Nonperforming assets were $79,000 at December 31, 2001.

Nonperforming Assets

Loans are placed on nonaccrual status when collection of principal and interest is doubtful, generally when a loan becomes 90 days past due.  There are three negative implications for earnings when a loan is placed on nonaccrual status.  First, all interest accrued but unpaid at the date that the loan is placed on nonaccrual status is either deducted from interest income or written off as a loss.  Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid.  Finally, there may be actual losses that require additional provisions for loan losses be charged against earnings.  For real estate loans, upon foreclosure, the balance of the loan is transferred to “Other Real Estate Owned” (“OREO”) and carried at the lower of the outstanding loan balance or the fair market value of the property based on current appraisals and other current market trends.  If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off against the allowance for loan losses.  A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value, additional write downs of the property value are charged directly to operations.

Nonperforming Assets

(At December 31)

	2003	2002	2001	2000	1999
	(In thousands)

Nonaccrual loans	$ 365	$ 1,063	$ 79	$ 105	$ 530
Restructured loans	-	-	-	-	-
Foreclosed property	-	-	-	-	-

Total nonperforming assets	$ 365	$ 1,063	$ 79	$ 105	$ 530

Accruing loans greater than
90 days past due	0.00%	0.00%	0.00%	0.00%	0.00%

Allowance for loan losses
to nonperforming assets	714%	217%	2608%	1718%	274%

Nonperforming assets to
period end loans	0.14%	0.50%	0.04%	0.06%	0.37%

During 2003 and 2002, approximately $3,000 and $41,000, respectively, in additional interest income would have been recorded if the Company’s nonaccrual loans had been current and in accordance with their original terms.

At December 31, 2003, the Bank had no potential problem loans.

The allowance for loan losses was 714% of nonperforming loans at December 31, 2003.  At December 31, 2002 and 2001 the allowance for loan losses was 217% and 2,608% of nonperforming loans.  Management evaluates nonperforming loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

Allowance For Loan Losses

For a discussion of the Company’s accounting policies with respect to the allowance for loan losses, see “– Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

Allowance for Loan Losses

(Years Ended December 31)

	2003	2002	2001	2000	1999
	(In thousands)

Balance, beginning of period	$ 2,307	$ 2,060	$ 1,804	$ 1,453	$ 1,064
Loans charged off:
Commercial, financial, and agricultural	-	-	-	61	26
Real estate construction	-	-	-	-	-
Real estate mortgage	-	-	48	-	29
Consumer installment	304	74	35	35	96
Total loans charged off	$ 304	$ 74	$ 83	$ 96	$ 151
Recoveries:
Commercial, financial, and agricultural	$ 2	$ 2	$ -	$ 6	$ 7
Real estate construction	-	-	-	-	-
Real estate mortgage	-	-	-	-	79
Consumer installment	25	19	39	41	34
Total recoveries	$ 27	$ 21	$ 39	$ 47	$ 120
Net charge offs	277	53	44	49	31
Provision for loan losses	575	300	300	400	420
Balance, end of period	$ 2,605	$ 2,307	$ 2,060	$ 1,804	$ 1,453

Ratio of allowance for loan losses
to loans outstanding at end of period	1.00%	1.09%	1.05%	1.02%	1.01%

Ratio of net charge offs to average
loans outstanding during period	0.11%	0.03%	0.02%	0.03%	0.02%

The allowance for loan losses was $2.6 million at December 31, 2003, an increase of $298,000 from $2.3 million at December 31, 2002.  During 2003, the Bank increased its provision to the allowance for loan losses in response to the loan growth experienced during the year.  The allowance was $2.1 million at December 31, 2001.  In 2003, the Company’s net charge-offs increased $224,000 from the previous year’s net charge-offs of $53,000.  Net charge-offs as a percentage of average loans were 0.11%

and 0.03% for 2003 and 2002 respectively.  The provision for loan losses was $575,000 for 2003 and $300,000 for 2002.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each major category of loan:

Allocation of Allowance for Loan Losses

(At December 31)

	Commercial, Financial,		Real Estate		Real Estate
	Agricultural		Construction		Mortgage		Consumer
	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of
	for	Loan in	for	Loan in	for	Loan in	for	Loan in
	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
	(In thousands)
2003	$ 498	7.81%	$ 103	11.60%	$ 1,857	76.05%	$ 147	4.54%
2002	$ 487	9.58%	$ 624	10.38%	$ 924	74.51%	$ 272	5.54%
2001	$ 634	11.71%	$ 750	12.31%	$ 374	69.92%	$ 302	6.06%
2000	$ 645	12.70%	$ 500	9.96%	$ 310	71.33%	$ 349	6.01%
1999	$ 580	13.30%	$ 350	8.48%	$ 178	71.34%	$ 345	6.82%

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

Securities

The Company manages its investment securities portfolio consistent with established policies that include guidelines for earnings, rate sensitivity, liquidity and pledging needs.  The Company holds bonds issued from the Commonwealth of Virginia and its political subdivisions with an aggregate book value and market value of $3.3 million at December 31, 2003.  The aggregate holdings of these bonds approximate 7.0% of the Company’s shareholders’ equity.

The Company accounts for securities under Financial Accounting Standards Board (“FASB”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  This standard requires classification of investments into three categories, “held to maturity” (“HTM”), “available for sale” (“AFS”), or “trading,” as further defined in Note 1 to the Company’s Consolidated Financial Statements.  The Company does not maintain a trading account and has classified no securities in this category.  HTM securities are required to be carried on the financial statements at amortized cost.  AFS securities are carried on the financial statements at fair value.  The unrealized gains or losses, net of deferred income taxes, are reflected in shareholders’ equity.  The HTM classification places restrictions on the Company’s ability to sell securities or to transfer securities into the AFS classification.  Since the Company desires the flexibility to respond to changing balance sheet needs through investment portfolio management, it has chosen to classify only a small portion of its portfolio in this category.  At December 31, 2003, 1.9% of the portfolio was classified as HTM.

The Company holds in its loan and securities portfolios investments that adjust or float according to changes in “prime” lending rate.  These holdings are not considered speculative but instead necessary for good asset/liability management.

The carrying value of the securities portfolio was $194.6 million at December 31, 2003, an increase of $30.9 million or 18.9% from the carrying value of $163.7 million at December 31, 2002.  The market value of the AFS securities at December 31, 2003 was $190.9 million.  The unrealized loss on the AFS securities was $1.6 million at December 31, 2003.  This loss was offset by the December 31, 2003, unrealized gain of $3.9 million. The net market value gain at December 31, 2003 is reflective of the continued low level of market interest rates.  The net unrealized gain on the AFS securities was $5.0 million at December 31, 2002.

Although the Bank anticipates much of the balance sheet growth experienced during 2004, if any, to be in the form of net portfolio loans, specific strategies will be executed during the early part of 2004 to grow the investment portfolio by nearly the amount it had grown during 2003, or approximately $30.0 million.  Because net loan growth is anticipated to come in at a slower rate during the beginning of 2004 than the later part of the year, an investment strategy is intended to be executed in order to increase the amount of earning assets for the Bank.

Investment Securities Portfolio

(Years Ended December 31)

The carrying value of securities held to maturity at the dates indicated were as follows:

	2003	2002	2001
	(In thousands)

State and political subdivision obligations	$ 3,687	$ 4,590	$ 5,484
Mortgage-backed securities	41	53	61
	$ 3,728	$ 4,643	$ 5,545

The carrying value of securities available for sale at the dates indicated were as follows:

	2003	2002	2001
	(In thousands)

U.S. Government securities	$ 7,831	$ 4,406	$ 267
State and political subdivision obligations	34,346	32,639	33,220
Mortgage-backed securities	124,646	102,521	63,746
Other securities	24,030	19,464	21,573
	$ 190,853	$ 159,030	$ 118,806

The following table indicates the decreased return experienced by the Company during 2003.  The 2003 directives for the investment portfolio were focused on much shorter maturities and weighted average lives that have lower yields.  This directive coupled with the significant principal paydowns experienced throughout 2003 have impacted the overall investment portfolio yield.  Securities with maturities greater than five years total $112.7 million and have an average yield greater than 5.0%.  The securities portfolio represents approximately 39.7% of the average earning assets of the Company.  For that reason, it is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk.  Secondarily, through the asset/liability process, the Company considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time.

Maturity Distribution and Yields of Investment Securities

Taxable-Equivalent Basis

(At December 31, 2003)

	Due in 1 year		Due after 1 year		Due after 5 years		Due after 10 years
	or less		through 5 years		through 10 years		and Equities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
			(Dollars in thousands)
Securities held for investment:
Mortgage backed securities	$ 2	3.58%	$ 9	3.63%	$ 11	3.75%	$ 19	4.07%	$ 41	3.86%
Tax-exempt securities (1)	730	7.68%	2,499	7.75%	458	7.90%	-	-	3,687	7.75%
Total	$ 732	7.66%	$ 2,508	7.73%	$ 469	7.80%	$ 19	4.07%	$ 3,728	7.71%

Securities available for sale:
U.S. Government securities	$ 2,050	2.95%	$ 5,419	2.64%	$ 362	6.61%	$ -	-	$ 7,831	2.91%
Mortgage backed securities	18,031	4.80%	37,947	4.62%	25,462	4.93%	43,206	4.46%	124,646	4.65%
Other	3,136	4.64%	3,378	4.23%	101	7.01%	11,003	3.47%	17,618	3.84%
Corporate preferred	-	-	-	-	-	-	3,588	3.20%	3,588	3.20%
Total taxable	$ 23,217	4.61%	$ 46,744	4.36%	$ 25,925	4.96%	$ 57,797	4.19%	$ 153,683	4.44%
Tax-exempt securities (1)	1,005	26.73%	4,401	7.26%	11,283	7.58%	17,194	7.70%	33,883	8.17%
Total	$ 24,222	5.53%	$ 51,145	4.61%	$ 37,208	5.76%	$ 74,991	5.00%	$ 187,566	5.11%

Total securities (2)	$ 24,954	5.59%	$ 53,653	4.76%	$ 37,677	5.78%	$ 75,010	5.00%	$ 191,294	5.16%

(1)

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

(2)

Amounts exclude Federal Reserve Stock of $374,400 and Federal Home Loan Bank Stock of $2,912,500.

Other Earning Assets

The Company’s average investments in federal funds sold and money market investments in 2003 were $2.6 million and $1.7 million, respectively.  The Company experienced decreases of $2.8 million and $461,000 in federal funds sold and money market investments, respectively, from the 2002 amounts.  Average investments in federal funds sold and money market investments in 2002 were $5.4 million and $2.2 million, respectively.  The decreases experienced in both the amount of funds available for investment in federal funds sold and money market investments during 2003 reflect the Bank’s need to utilize available funds to support the growth in higher yielding assets like loans and investment securities.

Deposits

Deposits continue to be an important funding source and primary supply of the Company’s growth.  The Company’s strategy has been to increase its core deposits at the same time that it is controlling its cost of funds.  The maturation of the branch network, as well as increased advertising campaigns and bank mergers, have contributed to the significant growth in deposits over the last several years.  By monitoring interest rates within the local market and that of alternative funding sources, the Company is able to price the deposits effectively to develop a core base of deposits in each branch.

The following table is a summary of average deposits and average rates paid on those deposits:

Average Deposits and Rates Paid

(Years Ended December 31)

	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest-bearing deposits	$ 95,055	-	$ 74,787	-	$ 59,289	-
Interest-bearing accounts:
Interest checking	46,473	0.12%	39,430	0.24%	33,978	0.66%
Regular savings	26,930	0.39%	19,813	0.92%	15,183	1.83%
Money market accounts	84,390	0.65%	66,102	1.37%	46,616	2.50%
Time deposits:
$ 100,000 and over	60,564	2.34%	51,723	3.19%	39,154	5.33%
Under $ 100,000	39,559	2.77%	44,367	3.14%	46,409	4.50%
Total interest-bearing deposits	$ 257,916	1.25%	$ 221,435	1.91%	$ 181,340	3.22%

Total	$ 352,971		$ 296,222		$ 240,629

Average total deposits increased 19.2% during 2003, 23.1% during 2002 and 16.7% during 2002.  During 2003, the average balance of non-interest bearing deposits grew 27.1%.  The average balance in interest checking and money market accounts grew 17.9% and 27.7%, respectively, during 2003.  Management believes that some of the growth in the average balances of money market accounts is associated with  the movement of money from the equity markets to bank accounts, a significant portion of the growth is also core growth.

The Company will continue to fund assets primarily with deposits and will focus on core deposit growth as the primary source of liquidity and stability.  The Company offers individuals and small to medium-sized businesses a variety of deposit accounts, including demand and interest checking, money market, savings and time deposit accounts.  The Company neither purchases brokered deposits nor solicits deposits from sources outside its primary market area.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2003:

Maturities of Certificates of Deposit of $100,000 and Greater

(At December 31, 2003)

Within	Three to	Six to	Over		Percent
Three	Six	Twelve	One		of Total
Months	Months	Months	Year	Total	Deposits
(In thousands)

$ 9,152	$ 19,183	$ 17,557	$ 15,664	$ 61,556	16.6%

Financial Instruments with Off-Balance-Sheet Risk and Credit Risk and Contractual Obligations

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit and interest rate swaps.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2003 and 2002, is as follows:

      2003

      2002

(In thousands)

Financial instruments whose contract

amounts represent credit risk:

Commitments to extend credit

$     50,473

$

31,590

Standby letters of credit

         5,010

1,969

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers.  Those lines of credit may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments for which collateral is deemed necessary.

A summary of the Bank’s contractual obligations at December 31, 2003 is as follows:

Payment Due by Period
(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$ 31,000	$ 11,000	$ 15,000	$ --	$ 5,000

Total Obligations	$ 31,000	$ 11,000	$ 15,000	$ --	$ 5,000

The Bank does not have any capital lease obligations or operating lease obligations, as classified under applicable FASB statements, or other purchase or long-term obligations.

Capital Resources and Dividends

The Company has an ongoing strategic objective of maintaining a capital base that supports the pursuit of profitable business opportunities, provides resources to absorb risks inherent in its activities and meets or exceeds all regulatory requirements.

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks.  The regulatory capital standards categorize assets and off-balance sheet items into four categories that weigh balance sheet assets according to risk, requiring more capital for holding higher risk assets.  The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings.  The Company had a ratio of total capital to risk-weighted assets of 15.6% at December 31, 2003, and  December 31, 2002.  The ratio of Tier 1 capital to risk-weighted assets was 14.4% and 14.8% at December 31, 2003 and 2002, respectively.  Both ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

Analysis of Capital

(At December 31)

	2003	2002
	(In thousands)
Tier 1 Capital:
Common stock	$ 9,508	$ 9,263
Capital surplus	5,541	3,644
Retained earnings	30,798	25,184
Trust preferred debt	13,094	10,000
Goodwill	(6,565)	(6,902)
Total Tier 1 capital	$ 52,376	$ 41,189
Tier 2 Capital:
Disallowed trust preferred	$ 1,906	$ -
Allowance for loan losses	2,605	2,307
Total tier 2 capital	$ 4,511	$ 2,307
Total risk-based capital	$ 56,887	$ 43,496

Risk weighted assets	$ 364,385	$ 278,229

CAPITAL RATIOS:
Tier 1 risk-based capital ratio	14.4%	14.8%
Total risk-based capital ratio	15.6%	15.6%
Tier 1 capital to average total assets	11.3%	10.6%

The Company’s core equity to asset ratio decreased slightly to 9.3% at December 31, 2003, compared to 9.7% at December 31, 2002.  The greater amount of growth experienced in the Bank’s total assets versus its equity contributed to the decrease in the equity to asset ratio in 2003.

The primary source of funds for dividends paid by the Company to its shareholders is the dividends received from its subsidiaries.  Federal regulatory agencies impose certain restrictions on the payment of dividends and the transfer of assets from the banking subsidiaries to the holding company.  Historically, these restrictions have not had an adverse impact on  the Company’s dividend policy, and it is not anticipated that they will in the future.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, short-term investments, securities classified as available for sale as well as loans and securities maturing within one year.  As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately  $8 million, of which $1.5 million were outstanding at December 31, 2003.  Federal funds purchased during 2003 averaged $391,000 compared to an average of $221,000 during 2002.  At December 31, 2003 and 2002, the Bank had $13.5 million and

$8.9 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.

The Bank has a credit line in the amount of $88.2 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  The Bank has utilized the credit line for overnight funding throughout 2003 with an average balance of $6.7 million.

At December 31, 2003, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, securities available for sale, loans and securities maturing within one year were  44.6% of total deposits and liabilities.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Bank’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

  In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Bank, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Bank’s consoli dated financial position or consolidated results of operations in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated the Bank’s investments in variable interest entities and potential variable interest entities or transactions, particularly in trust preferred securities structures. The implementation of FIN 46 did not have a significant impact on either the Bank’s consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Bank’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of these instruments were previously classified as equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities.  Adoption of the Statement did not result in an impact on the Company’s Consolidated Financial Statements.

In November 2003, the FASB’s Emerging Issues Task Force reached a consensus on a new disclosure requirement related to unrealized losses on investment securities.  The new disclosure requires a table of securities which have unrealized losses as of the reporting date.  The table must distinguish between those securities which have been in a continuous unrealized loss position for 12 months or more and those securities which have been in a continuous unrealized loss position for less than 12 months.  The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date.  In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary.  The new disclosure requirements apply to fiscal years ending after December 15, 2003.  The Company has included the required disclosures in its Consolidated Financial Statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106.”  This Statement revises employers’ disclosures about pension plans and other postretirement benefits.  It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106.  This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces.  However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans.  The required information should be provided separately for pension plans and for other postretirement benefit plans.  The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans.  This Statement is effective for financial statements with fiscal years ending after December 15, 2003.  The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003.  The Company has included the required disclosures in its Consolidated Financial Statements.

Caution About Forward Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•

the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

•

the ability to continue to attract low cost core deposits to fund asset growth

•

maintaining capital levels adequate to support the Company’s growth;

•

maintaining cost controls and asset qualities as the Company opens or acquires new branches;

•

reliance on the Company’s management team, including its ability to attract and retain key personnel;

•

the successful management of interest rate risk;

•

changes in general economic and business conditions in the Company’s market area;

•

changes in interest rates and interest rate policies;

•

risks inherent in making loans such as repayment risks and fluctuating collateral values;

•

competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•

demand, development and acceptance of new products and services;

•

problems with technology utilized by the Company;

•

changing trends in customer profiles and behavior; and

•

changes in banking and other laws and regulations applicable to the Company.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices.  The Company’s primary market risk exposure is interest rate risk, though it should be noted that the assets under management by Tredegar are affected by equity price risk.  The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually.  The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (“ALCO”) of the Bank.  In this capacity, ALCO develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 100 basis point downward shift in interest rates.  A parallel and pro rata shift in rates over a 12-month period is assumed.  Given the current historic low in interest rates for the fiscal years of 2003 and  2002, the model assumed only a 100 basis point decrease in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis during the fiscal years of 2003 and 2002 as compared to the 10% Board-approved policy limit.

2003

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.11%)

.34%

(1.23%)

- 100 bp

.60%

(.28%)

.44%

2002

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.51%)

(1.00%)

(1.75%)

- 100 bp

2.62%

.63%

1.33%

At the end of 2003, the Company’s interest rate risk model indicated that in a rising rate environment of 200 basis points over a 12 month period net interest income could decrease by 1.23% on average.  For the same time period the interest rate risk model indicated that in a declining rate environment of 100 basis points over a 12 month period net interest income could increase by .60% on average.   While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2003, the Bank’s balance sheet has grown by $84.0 million.  Both deposit inflows and increased borrowings from the Federal Home Loan Bank have provided the funding for the growth in the loan and securities portfolios.  Overall, the Bank continues to have minimal interest rate risks to either falling or rising interest rates.  Based upon final 2003 simulation, the Bank could expect an average negative impact to net interest income of $377,000 over the next 12 months if rates rise 200 basis points.  If rates were to decline 100 basis points, the Bank could expect an average positive impact to net interest income of $119,000 over the next 12 months.

During May 2000, the Company entered into two interest rate swap agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments.  The interest rate swap was used to offset the cost of offering a premium market rate on a promotional retail certificate of deposit.  The Company raised $8.5 million in new deposits during this three-day promotion.  The terms of the certificate of deposit and the fixed portion of the interest rate swap are identical.  The notional principal amount of interest rate swaps outstanding was $8.5 million. The original term was 24 months and matured in May 2002.  The weighted-average fixed payment rate was 7.0% throughout the term.  Variable interest payments received were based on three-month LIBOR. The effect of these agreements was to transform the certificates of deposit (fixed rate liabilities) to variable rate certificates of deposit (liabilities).  The net income from these agreements was $170,000 for the year ended December 31, 2002.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

•

Independent Auditor’s Report;

•

Consolidated Balance Sheets as of December 31, 2003 and 2002;

•

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001;

•

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001;

•

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001; and

•

Notes to Consolidated Financial Statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.

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

As disclosed above, on April 15, 2003, the Bank acquired a 40% interest in Southern Trust.  During the second quarter of 2003, the Bank assisted Southern Trust with an upgrade conversion of its accounting system.  The Bank continues to monitor the implementation of this system by Southern Trust as part of its evaluation of its disclosure controls and procedures under applicable securities rules and regulations.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors – Nominees for Election for Terms Expiring in 2005” and “ – Executive Officers Who Are Not Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “– Code of Ethics” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.

EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Corporate Governance and the Board of Directors – Director Compensation” and “Executive Compensation and Related Party Transactions – Compensation Committee Interlocks and Insider Participation,” “– Executive Compensation,” “– Stock Options,” “– Employment Agreements” and “– Retirement Benefits” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership – Security Ownership of Management” and “– Security Ownership of Certain

Beneficial Owners” and “Executive Compensation and Related Party Transactions – Equity Compensation Plans” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Executive Compensation and Related Party Transactions – Transactions with Management” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approved Services” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

REPORTS ON FORM 8-K

(a)

(1) and (2).  The response to this portion of Item 15 is submitted as a separate section of this report.

(3).  Exhibits:

3.1

Articles of Incorporation of the Company (restated in electronic format as of October 2, 2003), attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, incorporated herein by reference.

3.2

Bylaws of the Company, attached as Exhibit 3.2 to the Registration Statement on Form S-4, Registration No. 333-24523, filed with the Commission on April 4, 1997, incorporated herein by reference.

10.1

Employment Agreement, dated as of January 1, 1998, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.

10.2

Independent Community Bankshares, Inc. 1997 Stock Option Plan, as amended, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-93447, filed with the Commission on December 22, 1999, incorporated herein by reference.

10.3

Agreement and Plan of Reorganization dated as of August 9, 1999, between Gilkison Patterson Investment Advisors, Inc. (“GPIA”), the Company and Tredegar, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999, incorporated herein by reference.

10.4

Shareholder Agreement dated as of August 9, 1999, between Robert C. Gilkison, James H. Patterson, the Company and GPIA, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999, incorporated herein by reference.

10.5

Stock Purchase Agreement dated as of August 9, 1999, between Robert C. Gilkison, James H. Patterson and the Company, attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999, incorporated herein by reference.

10.6

Employment Agreement, dated as of August 9, 1999, between GPIA and James H. Patterson, attached as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.7

Employment Agreement, dated as of April 16, 2003, between the Company and Charles R. Roberts.

21

Subsidiaries of the Company.

23.1

Consent of Yount, Hyde & Barbour, P.C.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.)

(b)

Reports on Form 8-K

On September 18, 2003, the Company furnished a Current Report on Form 8-K dated September 11, 2003 to report under Items 5 and 7, and attach as an exhibit and incorporate by reference therein, a press release that reported an increase in the quarterly dividend and a two-for-one stock split of Company’s common stock.

On October 23, 2003, the Company furnished a Current Report on Form 8-K dated October 17, 2003 to report under Item 12, and incorporate by reference therein, a press release that reported the Company’s financial results for the quarter ended September 30, 2003.

(c)

Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(d)

Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

(All signatures are included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.)

MIDDLEBURG FINANCIAL CORPORATION

Middleburg, Virginia

FINANCIAL REPORT

DECEMBER 31, 2003

C O N T E N T S

Page

INDEPENDENT AUDITOR'S REPORT

1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets

2

Consolidated statements of income

3

Consolidated statements of changes in shareholders' equity

4

Consolidated statements of cash flows

5 and 6

Notes to consolidated financial statements

7-35

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

Middleburg Financial Corporation

Middleburg, Virginia

We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

January 22, 2004

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Balance Sheets
December 31, 2003 and 2002
(In Thousands, Except for Share Data)

Assets	2003	2002
Cash and due from banks	$ 10,668	$ 8,338
Interest-bearing deposits in banks	423	274
Temporary investments:
Money market investments	740	911
Securities (fair value: 2003, $194,793; 2002, $163,957)	194,581	163,673
Loans held for sale	11,192	17,489
Loans, net of allowance for loan losses of $2,605 in 2003
and $2,307 in 2002	258,112	209,800
Bank premises and equipment, net	11,261	11,814
Accrued interest receivable and other assets	21,962	12,675
Total assets	$ 508,939	$ 424,974

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand deposits	$ 103,845	$ 90,413
Savings and interest-bearing demand deposits	161,963	138,661
Time deposits	104,178	99,829
Total deposits	$ 369,986	$ 328,903
Federal funds purchased	1,500	- -
Securities sold under agreements to repurchase	13,535	8,924
Federal Home Loan Bank advances	27,250	- -
Long-term debt	31,000	31,545
Trust preferred capital notes	15,000	10,000
Accrued interest and other liabilities	3,341	4,192
Commitments and contingent liabilities	- -	- -
Total liabilities	$ 461,612	$ 383,564

Shareholders' Equity
Common stock, par value, 2003, $2.50 per share; 2002, $5.00 per share; authorized, 2003, 20,000,000 shares; 2002, 10,000,000 shares;
issued and outstanding, 2003, 3,803,102 shares; 2002, 1,852,682 shares	$ 9,508	$ 9,263
Capital surplus	5,541	3,644
Retained earnings	30,798	25,184
Accumulated other comprehensive income, net	1,480	3,319
Total shareholders' equity	$ 47,327	$ 41,410
Total liabilities and shareholders' equity	$ 508,939	$ 424,974
See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Income
Years Ended December 31, 2003, 2002 and 2001
(In Thousands, Except for Per Share Data)

	2003	2002	2001
Interest and Dividend Income
Interest and fees on loans	$ 16,599	$ 16,178	$ 16,327
Interest on investment securities:
Taxable	2	3	19
Tax-exempt	198	241	297
Interest and dividends on securities available for sale:
Taxable	6,106	5,365	3,102
Tax-exempt	1,570	1,568	1,607
Dividends	260	277	281
Interest on deposits in banks	3	5	9
Interest on federal funds sold	28	82	117
Interest on other money market investments	14	39	63
Total interest and dividend income	$ 24,780	$ 23,758	$ 21,822

Interest Expense
Interest on deposits	$ 3,220	$ 4,221	$ 5,841
Interest on securities sold under agreements to repurchase	83	181	415
Interest on short-term debt	135	115	482
Interest on long-term debt	2,138	2,007	1,076
Total interest expense	$ 5,576	$ 6,524	$ 7,814

Net interest income	$ 19,204	$ 17,234	$ 14,008

Provision for loan losses	575	300	300

Net interest income after provision for loan losses	$ 18,629	$ 16,934	$ 13,708

Noninterest Income
Service charges on deposit accounts	$ 1,614	$ 1,388	$ 940
Trust and investment advisory fee income	3,453	2,725	1,279
Gains on loans held for sale	878	1,935	1,483
Gains (losses) on securities available for sale, net	422	(73)	384
Commissions on investment sales	901	611	485
Equity earnings in affiliate	1,940	- -	- -
Other service charges, commissions and fees	511	572	512
Other income	202	81	128
Total noninterest income	$ 9,921	$ 7,239	$ 5,211

Noninterest Expenses
Salaries and employees' benefits	$ 9,998	$ 9,383	$ 7,180
Net occupancy and equipment expense	2,260	1,851	1,246
Advertising	301	414	320
Computer operations	640	539	408
Advisory fees	380	400	302
Other operating expenses	3,308	2,939	2,491
Total noninterest expenses	$ 16,887	$ 15,526	$ 11,947

Income before income taxes	$ 11,663	$ 8,647	$ 6,972

Income tax expense	3,444	2,335	1,755

Net income	$ 8,219	$ 6,312	$ 5,217

Earnings per Share, basic	$ 2.18	$ 1.73	$ 1.49
Earnings per Share, diluted	$ 2.13	$ 1.69	$ 1.46

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2003, 2002 and 2001
(In Thousands, Except Share and Per Share Data)
				Accumu-
				lated
				Other
				Compre-	-
				hensive	Compre-
	Common Stock	Capital Surplus	Retained Earnings	Income (Loss)	hensive Income	Total

Balance, December 31, 2000	$8,696	$556	$17,616	$403		$27,271
Comprehensive income:
Net income – 2001	- -	- -	5,217	- -	$5,217	5,217
Other comprehensive income net of tax:
Unrealized holding losses arising during the
period (net of tax, $204)	- -	- -	- -	- -	(398)	- -
Reclassification adjustment (net of tax, $131)	- -	- -	- -	- -	(253)	- -
Other comprehensive loss (net of tax, $335)	- -	- -	- -	(651)	$(651)	(651)
Total comprehensive income	- -	- -	- -	- -	$4,566	- -
Cash dividends – 2001 ($.50 per share)	- -	- -	(1,749)	- -		(1,749)
Purchase of common stock (7,131 shares)	(36)	(178)	- -	- -		(214)
Issuance of common stock (20,142 shares)	101	363	- -	- -		464
Balance, December 31, 2001	$8,761	$741	$21,084	$(248)		$30,338
Comprehensive income:
Net income – 2002	- -	- -	6,312	- -	$6,312	6,312
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax, $1,813)	- -	- -	- -	- -	3,519	- -
Reclassification adjustment (net of tax, $25)	- -	- -	- -	- -	48	- -
Other comprehensive income (net of tax, $1,838)	- -	- -	- -	3,567	$3,567	3,567
Total comprehensive income	- -	- -	- -	- -	$9,879	- -
Cash dividends – 2002 ($.60 per share)	- -	- -	(2,212)	- -		(2,212)
Issuance of common stock (100,424 shares)	502	2,903	- -	- -		3,405
Balance, December 31, 2002	$9,263	$3,644	$25,184	$3,319		$41,410
Comprehensive income:
Net income – 2003	- -	- -	8,219	- -	$8,219	8,219
Other comprehensive income net of tax:
Unrealized holding losses arising during the
period (net of tax, $803)	- -	- -	- -	- -	(1,560)	- -
Reclassification adjustment (net of tax, $143)	- -	- -	- -	- -	(279)	- -
Other comprehensive loss (net of tax, $946)				(1,839)	$(1,839)	(1,839)
Total comprehensive income	- -	- -	- -	- -	$6,380	- -
Cash dividends – 2003 ($0.69 per share)	- -	- -	(2,605)	- -		(2,605)
Issuance of common stock (97,738 shares)	245	1,897	- -	- -		2,142
Balance, December 31, 2003	$9,508	$5,541	$30,798	$1,480		$47,327

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(In Thousands)

	2003	2002	2001
Cash Flows from Operating Activities
Net income	$ 8,219	$ 6,312	$ 5,217
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,190	953	692
Amortization	398	313	96
Equity in undistributed earnings of affiliate	(437)	- -	- -
Provision for loan losses	575	300	300
Net (gain) loss on securities available for sale	(422)	73	(384)
Net (gain) loss on sale of assets	- -	(3)	2
Discount accretion and premium amortization
on securities, net	(169)	(57)	(110)
Deferred income tax provision (benefit)	225	193	(95)
Origination of loans held for sale	(214,025)	(121,862)	(93,229)
Proceeds from sales of loans held for sale	220,322	111,025	88,708
Changes in assets and liabilities:
(Increase) in other assets	(1,133)	(937)	(917)
(Decrease) increase in other liabilities	(295)	235	211
Net cash provided by (used in) operating activities	$ 14,448	$ (3,455)	$ 491

Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns
and calls of investment securities	$ 915	$ 897	$ 2,032
Proceeds from maturity, principal paydowns
and calls of securities available for sale	47,083	24,839	9,070
Proceeds from sale of securities
available for sale	35,857	21,901	24,050
Purchase of securities available for sale	(116,957)	(81,576)	(78,415)
Proceeds from sale of equipment	20	31	34
Purchases of bank premises and equipment	(657)	(4,726)	(2,448)
Net (increase) in loans	(48,887)	(16,760)	(18,846)
Investment in affiliate	(6,116)	- -	- -
Purchase of subsidiary	- -	(1,240)	- -
Net cash (used in) investing activities	$ (88,742)	$ (56,634)	$ (64,523)

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Continued)
Years Ended December 31, 2003, 2002 and 2001
(In Thousands)

	2003	2002	2001
Cash Flows from Financing Activities
Net increase in noninterest-bearing and interest-
bearing demand deposits and savings accounts	$ 36,734	$ 49,155	$ 33,514
Net increase in certificates of deposit	4,349	8,017	13,577
Increase (decrease) in securities sold under agreements
to repurchase	4,611	(3,087)	(2,310)
Increase in Federal funds purchased	1,500	- -	- -
Proceeds from Federal Home Loan Bank advances	184,070	95,000	87,600
Payments on Federal Home Loan Bank advances	(156,820)	(102,000)	(80,600)
Proceeds from long-term debt	- -	11,000	- -
Proceeds from trust preferred capital notes	5,000	- -	10,000
Payments on long-term debt	(545)	(260)	(495)
Purchase of common stock	- -	- -	(214)
Net proceeds from issuance of common stock	142	906	464
Cash dividends paid	(2,439)	(2,094)	(1,676)
Net cash provided by financing activities	$ 76,602	$ 56,637	$ 59,860

Increase (decrease) in cash and and cash equivalents	$ 2,308	$ (3,452)	$ (4,172)

Cash and Cash Equivalents
Beginning	9,523	12,975	17,147

Ending	$ 11,831	$ 9,523	$ 12,975

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$ 3,392	$ 4,772	$ 6,294
Interest paid on short-term obligations	123	118	479
Interest paid on long-term debt	2,097	1,978	1,073
	$ 5,612	$ 6,868	$ 7,846

Income taxes	$ 3,302	$ 2,158	$ 2,375

Supplemental Disclosure of Noncash Transactions
Issuance of common stock for contingent payment under
terms of acquisition of affiliate	$ 2,000	$ 2,500	$ - -
Unrealized gain (loss) on securities available for sale	$ (2,785)	$ 5,405	$ (986)
Note receivable forgiven in connection with purchase
of subsidiary	$ - -	$ 1,000	$ - -
Exercise of option to purchase subsidiary	$ - -	$ 1,200	$ - -

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Note 1.

Nature of Banking Activities and Significant Accounting Policies

Middleburg Financial Corporation’s banking subsidiary, Middleburg Bank, grants commercial, financial, agricultural, residential and consumer loans to customers principally in Loudoun County and Fauquier County, Virginia.  The loan portfolio is well diversified and generally is collateralized by assets of the customers.  The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Tredegar Trust Company and Gilkison Patterson Investment Advisors, Inc., non-banking subsidiaries of Middleburg Financial Corporation, offer a comprehensive range of fiduciary and investment management services to individuals and businesses.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to accepted practice within the banking industry.

Principles of Consolidation

The consolidated financial statements of Middleburg Financial Corporation (formerly Independent Community Bankshares, Inc.) and its wholly-owned subsidiaries, Middleburg Bank, Tredegar Trust Company, Gilkison Patterson Investment Advisors, Inc., Middleburg Bank Service Corporation, ICBI Capital Trust I, and MFC Capital Trust II include the accounts of all companies.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Loans

The Company’s subsidiary bank grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans throughout Loudoun County and Fauquier County, Virginia.  The ability of the debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect

Notes to Consolidated Financial Statements

the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company’s subsidiary bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company’s subsidiary bank does not separately identify individual consumer and residential loans for impairment disclosures.

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

Notes to Consolidated Financial Statements

Other Real Estate

Real estate acquired by foreclosure is carried at the lower of cost or fair market value less an allowance for estimated selling expenses on the future disposition of the property.

Goodwill and Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Identifiable Assets, effective January 1, 2002.  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test.  Testing performed at December 31, 2003 did not indicate impairment.  Additionally, under SFAS 142, acquired intangible assets (such as customer relationships and noncompete agreements) are separately recognized and amortized over their useful life ranging from 7 to 15 years.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock Split

On September 11, 2003, the Board of Directors of the Company approved a 2-for-1 stock split of the Company’s common stock.  All per share information for all periods presented has been retroactively restated to reflect the stock split.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  All amounts have been retroactively restated to reflect the 2-for-1 stock split in 2003.

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

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Derivative Financial Instruments

As part of the Company’s asset/liability management, the Company uses interest rate swaps to modify interest rate characteristics of various balance sheet accounts.  Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Swaps are accounted for on the “accrual” method.  Under that method, the interest component associated with the contract is recognized over the life of the contract in net interest income.

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

Notes to Consolidated Financial Statements

Reclassifications

Certain reclassifications have been made to prior period balances to conform to current year provisions.

Stock-Based Employee Compensation Plan

At December 31, 2003, the Company had a stock-based employee compensation plan which is described more fully in Note 8.  The Company accounts for the plan under the recognition and measurement principles of APB opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.  In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants in 2003 and 2002; dividend rate of 2.69%; risk-free interest rate of 4.43% and 5.51%; expected lives of 10 years; and expected price volatility of 19.84% and 18.71%.  No options were granted during 2001.  All amounts have been retroactively restated to reflect the stock split.

	Year Ended December 31,
	2003	2002	2001

Net income, as reported	$ 8,219	$ 6,312	$ 5,217
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(193)	(289)	(223)

Pro forma net income	$ 8,026	$ 6,023	$ 4,994

Earnings per share:
Basic - as reported	$ 2.18	$ 1.73	$ 1.49
Basic - pro forma	2.13	1.65	1.43
Diluted - as reported	2.13	1.69	1.46
Diluted - pro forma	2.08	1.62	1.40

Notes to Consolidated Financial Statements

Note 2.

Securities

Amortized costs and fair values of securities being held to maturity as of December 31, 2003 and 2002 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
2003
(In Thousands)
Obligations of states and
political subdivisions	$ 3,687	$ 212	$ - -	$ 3,899
Mortgage-backed securities	41	- -	- -	41
	$ 3,728	$ 212	$ - -	$ 3,940

2002
(In Thousands)
Obligations of states and
political subdivisions	$ 4,590	$ 284	$ - -	$ 4,874
Mortgage-backed securities	53	- -	- -	53
	$ 4,643	$ 284	$ - -	$ 4,927

The amortized cost and fair value of securities being held to maturity as of December 31, 2003 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$ 730	$ 746
Due after one year through five years	2,499	2,653
Due after five years through 10 years	458	500
Mortgage-backed securities	41	41
	$ 3,728	$ 3,940

Notes to Consolidated Financial Statements

Amortized costs and fair values of securities available for sale as of December 31, 2003 and 2002, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	2003
	(In Thousands)
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$ 7,800	$ 35	$ (4)	$ 7,831
Obligations of states and
political subdivisions	32,262	2,091	(7)	34,346
Mortgage-backed securities	124,446	1,415	(1,215)	124,646
Corporate preferred	3,424	212	(48)	3,588
Restricted stock	3,287	- -	- -	3,287
Other	17,391	131	(367)	17,155
	$ 188,610	$ 3,884	$ (1,641)	$ 190,853

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	2002
	(In Thousands)
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$ 4,360	$ 46	$ - -	$ 4,406
Obligations of states and
political subdivisions	31,195	1,444	- -	32,639
Mortgage-backed securities	98,877	3,651	(7)	102,521
Corporate preferred	2,221	93	(31)	2,283
Restricted stock	2,324	- -	- -	2,324
Other	15,024	204	(371)	14,857
	$ 154,001	$ 5,438	$ (409)	$ 159,030

Notes to Consolidated Financial Statements

The amortized cost and fair value of securities available for sale as of December 31, 2003, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$ 3,115	$ 3,140
Due after one year through five years	9,811	10,073
Due after five years through 10 years	10,666	11,507
Due after 10 years	16,470	17,457
Mortgage-backed securities	124,446	124,646
Corporate preferred	3,424	3,588
Restricted stock	3,287	3,287
Other	17,391	17,155
	$ 188,610	$ 190,853

Proceeds from sales of securities available for sale during 2003, 2002 and 2001 were $35,857,000, $21,901,000 and $24,050,000, respectively.  Gross gains of $513,000, $81,000 and $533,000 and gross losses of $91,000, $154,000 and $149,000 were realized on those sales, respectively.  The tax benefit (provision) applicable to these net realized gains and losses amounted to $(143,000), $25,000 and $(131,000), respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies as required by law and for other purposes amounted to $33,690,905 and $13,559,852 at December 31, 2003 and 2002, respectively.

At December 31, 2003, investments in an unrealized loss position that are temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$96	$(4)	$ - -	$- -	$96	$(4)
Obligations of states
and political subdivisions	293	(7)	- -	- -	293	(7)
Mortgage-backed securities	57,522	(1,215)	- -	- -	57,522	(1,215)
Corporate preferred	2,028	(48)	- -	- -	2,028	(48)
Other	1,723	(20)	7,865	(347)	9,588	(367)
Total temporarily
impaired securities	$61,662	$(1,294)	$7,865	$(347)	$69,527	$(1,641)

Notes to Consolidated Financial Statements

The unrealized losses in the portfolio as of December 31, 2003 are considered temporary and are a result of the current interest rate environment and not increased credit risk.  Of the temporarily impaired securities, all 44 are investment grade and five are non-rated.  The Federal agency mortgage-backed securities have the largest temporary impairment but are issued by government sponsored enterprises (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation).  Of the five non-rated securities, one is issued by a Virginia municipality, three are Virginia-based industrial revenue bonds and one is trust preferred debt issued by a Virginia bank holding company.  All five non-rated securities have a par value at maturity of $100,000 or less.  Market prices change daily and are affected by conditions beyond the control of the Company.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Note 3.

Loans, Net

		December 31,
		2003	2002
		(In Thousands)
	Mortgage loans on real estate:
	Construction	$ 30,239	$ 22,008
	Secured by farmland	2,441	482
	Secured by 1-4 family residential	95,194	84,389
	Other real estate loans	100,655	73,164
	Loans to farmers (except secured by real estate)	128	686
	Commercial loans	20,232	19,637
	Loans to individuals for personal expenditures	11,605	11,550
	All other loans	223	191
	Total loans	$ 260,717	$ 212,107
Less:	Allowance for loan losses	2,605	2,307
	Net loans	$ 258,112	$ 209,800

Note 4.

Allowance for Loan Losses

	2003	2002	2001
	(In Thousands)
Balance, beginning	$ 2,307	$ 2,060	$ 1,804
Provision charged to operating expense	575	300	300
Recoveries	27	21	39
Loan losses charged to the allowance	(304)	(74)	(83)
	$ 2,605	$ 2,307	$ 2,060

Notes to Consolidated Financial Statements

There were no loans recognized for impairment under SFAS No. 114 as of December 31, 2003 and 2002.   No interest income on impaired loans was recognized in 2003, 2002 and 2001.

Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $365,000 and $1,063,000 at December 31, 2003 and 2002, respectively.  If interest on these loans had been accrued, such income would have approximated $3,000 and $41,000 for 2003 and 2002, respectively.

Note 5.

Bank Premises and Equipment, Net

Bank premises and equipment consists of the following:

	2003	2002
	(In Thousands)

Land	$ 2,268	$ 2,262
Banking facilities	7,637	7,621
Furniture, fixtures and equipment	7,980	7,279
Construction in progress and deposits
on equipment	137	210
	$ 18,022	$ 17,372
Less accumulated depreciation	6,761	5,558
	$ 11,261	$ 11,814

Depreciation expense was $1,190,000, $953,000 and $692,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 6.

Deposits

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $61,556,000 and $56,636,000 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of time deposits (in thousands) are as follows:

2004	$ 67,268
2005	15,512
2006	6,332
2007	8,404
2008	2,363
Thereafter	4,299
$ 104,178

At December 31, 2003 and 2002, overdraft demand deposits reclassified to loans totaled $223,000 and $191,000, respectively.

Notes to Consolidated Financial Statements

Note 7.

Borrowings

The Company has a $88,200,000 line of credit with the Federal Home Loan Bank of Atlanta available for short and long-term borrowings.  Advances on the line are secured by all of the Company’s first lien residential real estate loans on one-to-four unit single-family dwellings and by eligible commercial real estate loans.  As of December 31, 2003, the book value of these loans totaled approximately $138,855,000. The amount of the available credit is limited to seventy-five percent of qualifying collateral for the first lien residential real estate loans and fifty percent of the eligible commercial real estate loans.  Any borrowings in excess of the qualifying collateral require pledging of additional assets.

At December 31, 2003, the Company had short-term advances outstanding from the Federal Home Loan Bank of $27,250,000.

The Company’s fixed-rate long-term debt with the Federal Home Loan Bank of $31,000,000 at December 31, 2003 matures through 2012.  During 2003 and 2002, the interest rate ranged from 3.83 percent to 6.16 percent and the weighted average rate was 5.13 percent.

The contractual maturities of the Company’s long-term debt are as follows:

      2003

(In Thousands)

Due in 2004

$

11,000

Due in 2005

15,000

Due in 2012

5,000

$

31,000

The Company has an additional $8,000,000 in lines of credit available from other institutions at December 31, 2003.

Note 8.

Stock Option Plan

The Company sponsors a stock option plan, which provides for the granting of both incentive and nonqualified stock options.  Under the plan, the Company may grant options to its officers and employees for up to 380,000 shares of common stock.  The exercise price of each option equals the market price of the Company’s stock on the date of grant.  The options vest over the three years following the date of grant.  All options expire ten years from the grant date.

Notes to Consolidated Financial Statements

Options outstanding at December 31, 2003, 2002 and 2001 are summarized as follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at
beginning of year	182,750	$ 14.90	208,850	$ 10.38	309,650	$ 10.57
Granted	47,000	23.83	55,000	22.75	- -	- -
Exercised	(9,020)	10.00	(81,100)	8.55	(44,884)	10.15
Forfeited	- -	- -	- -	- -	(55,916)	11.64
Outstanding at end
of year	220,730	$ 17.00	182,750	$ 14.90	208,850	$ 10.38
Options exercisable
at year end	164,888	$ 14.84	139,200	$ 12.86	188,850	$ 10.31
Weighted average
fair value of options
granted during the
year		$ 5.74		$ 6.02		$ - -

As of December 31, 2003, options outstanding and exercisable are summarized as follows:

		Weighted
Range of		Remaining
Exercise	Options	Contractual	Options
Prices	Outstanding	Life	Exercisable

$11.75	36,000	5.0	36,000
12.25	5,980	5.7	5,980
12.38	40,000	6.0	40,000
10.63	36,750	7.0	36,750
22.75	55,000	8.3	32,340
22.00-23.39	42,000	9.3	12,348
37.00	5,000	9.7	1,470

Notes to Consolidated Financial Statements

Note 9.

Employee Benefit Plans

The Company has a noncontributory, defined benefit pension plan covering substantially all full-time employees.  The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.  Information about the plan follows:

	2003	2002	2001
	(In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$ 2,009	$ 2,299	$ 1,862
Service cost	312	155	274
Interest cost	146	172	140
Actuarial loss (gain)	214	(288)	42
Benefits paid	(5)	(329)	(19)
Benefit obligation, end of year	$ 2,676	$ 2,009	$ 2,299

Change in Plan Assets
Fair value of plan assets, beginning of year	$ 2,055	$ 1,736	$ 1,894
Actual return on plan assets	355	(131)	(289)
Employer contributions	1,125	779	151
Benefits paid	(5)	(329)	(20)
Fair value of plan assets, ending	$ 3,530	$ 2,055	$ 1,736

Funded status	$ 854	$ 46	$ (563)
Unrecognized net actuarial loss	899	927	956
Unrecognized net obligation at transition	(20)	(24)	(28)
Unrecognized prior service cost	(197)	(199)	(199)
Prepaid benefit cost included in other assets	$ 1,536	$ 750	$ 166

The accumulated benefit obligation for the defined benefit pension plan was $2,222,000, $1,700,000 and $1,411,000 at December 31, 2003, 2002 and 2001, respectively.

Notes to Consolidated Financial Statements

	2003	2002	2001
	(In Thousands)
Components of Net Periodic
Benefit Cost
Service cost	$ 312	$ 155	$ 274
Interest cost	146	172	140
Expected return on plan assets	(148)	(163)	(174)
Amortization of prior service cost	(1)	(1)	(1)
Amortization of net obligation
at transition	(4)	(4)	(4)
Recognized net actuarial loss	35	35	14
Net periodic benefit cost	$ 340	$ 194	$ 249

Weighted-Average Assumptions
as of December 31
Discount rate	6.75%	7.25%	7.50%
Expected return on plan assets	8.50%	9.00%	9.00%
Rate of compensation increase	4.00%	5.00%	5.00%

Long-Term Rate of Return

The plan sponsor selects the expected long-term rate of return on assets assumption in consultation with their investment advisors and actuary.  This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested to provide plan benefits.  Historical performance is reviewed with respect to real rates of return (net of inflation) for the major asset classes held or anticipated to be held by the trust, and for the trust itself.  Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes.  Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period which assets are invested.  However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets to the extent such expenses are not explicitly estimated within periodic cost.

Notes to Consolidated Financial Statements

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2003 and 2002, by asset category are as follows:

	September 30,
	2003	2002

Mutual funds - fixed income	40%	40%
Mutual funds - equity	60%	60%
Total	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40% fixed income and 60% equities.  The investment manager selects investment fund managers with demonstrated experience and expertise and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy.  The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality.  These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

The Company expects to contribute $307,000 to its pension plan in 2004.

Deferred Compensation Plans

Two deferred compensation plans were adopted for the President and two Executive Officers of the Company.  Benefits are to be paid in monthly installments commencing at retirement and ending upon the death of the officer.  The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits would be reduced.  The deferred compensation expense for 2003, 2002 and 2001, based on the present value of the retirement benefits, was $57,881, $31,476 and $21,794.  The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to discharge the obligations.

Notes to Consolidated Financial Statements

Note 10.

Income Taxes

Net deferred tax (liabilities) consist of the following components as of December 31, 2003 and 2002:

	2003	2002
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$ 771	$ 670
Deferred compensation	68	60
Other	9	25
	$ 848	$ 755
Deferred tax liabilities:
Property and equipment	$ 465	$ 423
Prepaid pension costs	520	244
Securities available for sale	763	1,712
	$ 1,748	$ 2,379

Net deferred tax (liabilities)	$ (900)	$ (1,624)

The provision for income taxes charged to operations for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	2003	2002	2001
	(In Thousands)

Current tax expense	$ 3,219	$ 2,142	$ 1,850
Deferred tax provision (benefit)	225	193	(95)
	$ 3,444	$ 2,335	$ 1,755

Notes to Consolidated Financial Statements

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2003, 2002 and 2001, due to the following:

	2003	2002	2001
	(In Thousands)

Computed "expected" tax expense	$ 3,965	$ 2,940	$ 2,370
(Decrease) in income taxes
resulting from:
Tax-exempt interest income	(588)	(594)	(578)
Other, net	(67)	(11)	(37)
	$ 3,444	$ 2,335	$ 1,755

Note 11.

Related Party Transactions

The Company’s subsidiary bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  These persons and firms were indebted to the subsidiary bank for loans totaling $1,435,000 and $4,211,000 at December 31, 2003 and 2002, respectively. During 2003, total principal additions were $433,000 and total principal payments were $3,209,000.

Note 12.

Contingent Liabilities and Commitments

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements.  The Company does not anticipate any material loss as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance-sheet risk.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  For the final weekly reporting period in the years ended December 31, 2003 and 2002, the aggregate amount of daily average required reserves for each year was approximately $25,000.

Notes to Consolidated Financial Statements

Note 13.

Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.  All amounts have been retroactively restated to reflect the 2-for-1 stock split in 2003.

	2003		2002		2001
		Per		Per		Per
		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount

Earnings per share, basic	3,770,000	$ 2.18	3,642,000	$ 1.73	3,492,000	$ 1.49

Effect of dilutive securities:
Stock options	97,000		84,000		74,000

Earnings per share, diluted	3,867,000	$ 2.13	3,726,000	$ 1.69	3,566,000	$ 1.46

In 2003 and 2002, stock options representing 13,750 shares, were not included in the calculation of earnings per share because they would have been antidilutive.  No options were excluded from the computation of diluted earnings per share for the year ended December 31, 2001.

Note 14.

Retained Earnings

Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities.  As of December 31, 2003, the aggregate amount of unrestricted funds which could be transferred from the Company’s subsidiaries to the Parent Company, without prior regulatory approval, totaled $13,865,000 or 29.3% of the total consolidated net assets.

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

A summary of the contract amount of the Company's exposure to off-balance-sheet risk as of December 31, 2003 and 2002, is as follows:

      2003

      2002

(In Thousands)

Financial instruments whose contract

amounts represent credit risk:

Commitments to extend credit

$

50,473

$

31,590

Standby letters of credit

5,010

1,969

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

The Company utilized derivative instruments in the form of interest rate swaps during 2002 and 2001.  Interest rate swaps are contracts in which a series of interest flows in a single currency are exchanged over a prescribed period.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations and payments are based.  The notional amounts are not exchanged and do not represent direct credit exposure.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

Notes to Consolidated Financial Statements

During May 2000, the Company entered into two interest rate swap agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments (interest rate swaps).  The notional principal amount of interest rate swaps outstanding was $8,525,000 at December 31, 2001.  The original term to maturity was 24 months.  The weighted-average fixed payment rate was 7.00% at December 31, 2002 and 2001.  Variable interest payments received were based on three-month LIBOR.  At December 31, 2002 and 2001, the weighted average rate of variable market-indexed interest payment obligations to the Company was 1.56% and 1.67%, respectively.  The effect of these agreements was to transform fixed rate liabilities to variable rate liabilities.  The net income from these agreements was $170,000 and $251,000 for the twelve-month periods ended December 31, 2002 and 2001, respectively, which was charged to income as it accrued.

During 2002 and 2001, interest rate swaps used for other-than-trading purposes modified the interest rate exposure in the Company’s interest-bearing deposits.

The Company has approximately $6,843,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2003.

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2003 and 2002, the fair values of loan commitments and standby letters of credit were deemed immaterial.

Fair values for off-balance-sheet derivative financial instruments, for other-than-trading purposes, are based upon quoted market prices.

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$ 11,831	$ 11,831	$ 9,523	$ 9,523
Securities	194,581	194,793	163,673	163,957
Loans held for sale	11,192	11,192	17,489	17,533
Loans	258,112	260,446	209,800	212,857
Accrued interest receivable	2,223	2,223	2,051	2,051

Financial liabilities:
Deposits	$ 369,986	$ 370,655	$ 328,903	$ 330,768
Federal Funds purchased	1,500	1,500	- -	- -
Securities sold under agreements
to repurchase	13,535	13,533	8,924	8,924
Federal Home Loan Bank advances	27,250	27,250	- -	- -
Long-term debt	31,000	32,439	31,545	33,180
Trust preferred capital notes	15,000	15,013	10,000	10,000
Accrued interest payable	644	644	681	681

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

Note 17.

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2003 and 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2003:
Total Capital (to Risk
Weighted Assets):
Consolidated	$56,887	15.6%	$29,151	8.0%	N/A	N/A
Middleburg Bank	$48,189	13.3%	$20,831	8.0%	$36,148	10.0%
Tier 1 Capital (to Risk
Weighted Assets):
Consolidated	$52,376	14.4%	$14,575	4.0%	N/A	N/A
Middleburg Bank	$45,584	12.6%	$14,459	4.0%	$21,689	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$52,376	11.3%	$18,520	4.0%	N/A	N/A
Middleburg Bank	$45,584	10.1%	$18,034	4.0%	$22,543	5.0%

As of December 31, 2002:
Total Capital (to Risk
Weighted Assets):
Consolidated	$43,496	15.6%	$22,258	8.0%	N/A	N/A
Middleburg Bank	$39,804	15.6%	$20,396	8.0%	$25,495	10.0%
Tier 1 Capital (to Risk
Weighted Assets):
Middleburg Bank	$41,189	14.8%	$11,129	4.0%	N/A	N/A
First Bank	$37,497	14.7%	$10,198	4.0%	$15,297	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$41,189	10.6%	$15,597	4.0%	N/A	N/A
Middleburg Bank	$37,497	9.9%	$15,154	4.0%	$18,943	5.0%

Notes to Consolidated Financial Statements

Note 18.

 Acquisition of Investment Advisory Subsidiary

On August 9, 1999, the Company purchased one percent of the issued and outstanding capital stock of Gilkison Patterson Investment Advisors, Inc. (“GPIA”), an investment advisory firm based in Alexandria, Virginia.  The Company also acquired the right to purchase all of the remaining authorized, issued and outstanding shares of GPIA’s capital stock on or after July 1, 2001.  This option was extended through June 30, 2002.  On April 1, 2002, the Company completed the acquisition of GPIA.  The terms of the transaction included a total purchase price of $6 million, which included 59,874 shares ($2.5 million value) of the Company’s common stock issued to the shareholders of GPIA.  Based on a purchase price valuation, the Company allocated approximately 61% of the purchase price to identified intangibles with a weighted-average life of 12.5 years.  The remaining 39% of the purchase price has been treated as goodwill.

Note 19.

Trust Preferred Capital Notes

On November 14, 2001, ICBI Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities.  On November 28, 2001, $10 million of trust preferred securities were issued through a pooled underwriting totaling approximately $750 million.  The securities have a LIBOR-indexed floating rate of interest.  During 2003, the interest rates ranged from  4.81% to 5.17%.  At December 31, 2003 the weighted-average interest rate was  4.99%.  The securities have a mandatory redemption date of December 8, 2031, and are subject to varying call provisions beginning December 8, 2006. The principal asset of the Trust is $10 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

On December 12, 2003, MFC Capital Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities.  On December 19, 2003, $5 million of trust preferred securities were issued through a pooled underwriting totaling approximately $344 million.  The securities have a LIBOR-indexed floating rate of interest.  During 2003, the interest rate was 4.02%.  At December 31, 2003 the weighted-average interest rate was  4.02%.  The securities have a mandatory redemption date of January 23, 2034, and are subject to varying call provisions beginning January 23, 2009. The principal asset of the Trust is $5 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.  The portion of the Trust Preferred not considered as Tier 1 capital may be included in Tier 2 capital.

The obligations of the Company with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Capital Securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities.

Notes to Consolidated Financial Statements

Note 20.

Acquisition of Mortgage Company Interest

On April 15, 2003, the Middleburg Bank, a wholly owned subsidiary of the Company, acquired 40% of the issued and outstanding membership interest units of Southern Trust Mortgage, LLC. The Bank acquired the membership interest units in equal proportion from the seven members of Southern Trust, all of whom own, in the aggregate, the remaining issued and outstanding units of Southern Trust. Southern Trust is a regional mortgage lender headquartered in Norfolk, Virginia and has offices in Virginia, Maryland, North Carolina, South Carolina and Georgia. The purchase price that the Company and the Bank paid in connection with the Acquisition consisted of approximately $6.0 million in cash and 44,359 shares of common stock.

The Company is accounting for its investment in Southern Trust by the equity method of accounting under which the Company’s share of the net income of the affiliate is recognized as income in the Company’s income statement and added to the investment account, and dividends received from the affiliate are treated as a reduction of the investment account.  The investment in affiliate totaling $8.6 million at December 31, 2003 is included in other assets on the consolidated balance sheet.

Notes to Consolidated Financial Statements

Note 21.

Condensed Financial Information – Parent Corporation Only

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Balance Sheets
December 31, 2003 and 2002

	2003	2002
	(In Thousands)
Assets
Cash on deposit with subsidiary bank	$ 5,761	$ 95
Money market fund	583	556
Securities available for sale	1,871	2,292
Investment in subsidiaries, at cost, plus
equity in undistributed net income	48,045	42,228
Goodwill	3,422	3,422
Intangible assets	3,143	3,481
Other assets	336	454

Total assets	$ 63,161	$ 52,528

Liabilities
Long-term debt	$ - -	$ 545
Trust preferred capital notes	15,000	10,000
Other liabilities	834	573
Total liabilities	$ 15,834	$ 11,118

Shareholders' Equity
Common stock	$ 9,508	$ 9,263
Capital surplus	5,541	3,644
Retained earnings	30,798	25,184
Accumulated other comprehensive income, net	1,480	3,319
Total shareholders' equity	$ 47,327	$ 41,410

Total liabilities and shareholders' equity	$ 63,161	$ 52,528

Notes to Consolidated Financial Statements

MIDDLEBURG FINANCIAL CORPORATION

(Parent Corporation Only)

Statements of Income
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In Thousands)
Income
Dividends from subsidiaries	$ 3,300	$ 2,555	$ 1,795
Interest and dividends from investments	163	158	169
Interest on money market fund	6	14	18
Interest from loan to GPIA	- -	16	74
Management fees from GPIA	40	40	78
Other income	5	- -	- -
Gains (losses) on securities available
for sale, net	81	(6)	119
Total income	$ 3,595	$ 2,777	$ 2,253

Expenses
Salaries and employee benefits	$ 125	$ 29	$ 161
Amortization	398	313	96
Legal and professional fees	32	73	63
Printing and supplies	5	51	1
Directors fees	44	- -	50
Advertising	1	115	- -
Interest expense on loan from subsidiary	- -	- -	37
Interest expense other	548	584	114
Other	215	145	145
Total expenses	$ 1,368	$ 1,310	$ 667

Income before allocated tax benefits and
undistributed income of subsidiaries	$ 2,227	$ 1,467	$ 1,586

Income tax (benefit)	(258)	(296)	(49)

Income before equity in undistributed
income of subsidiaries	$ 2,485	$ 1,763	$ 1,635

Equity in undistributed income of subsidiaries	5,734	4,549	3,582

Net income	$ 8,219	$ 6,312	$ 5,217

Notes to Consolidated Financial Statements

MIDDLEBURG FINANCIAL CORPORATION

(Parent Corporation Only)

Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In Thousands)
Cash Flows from Operating Activities
Net income	$ 8,219	$ 6,312	$ 5,217
Adjustments to reconcile net income to net cash
provided by operating activities:
Discount accretion on securities, net	(20)	- -	- -
Amortization	398	313	96
Undistributed earnings of subsidiaries	(5,734)	(4,549)	(3,582)
(Gain) loss on sale of securities available for sale	(81)	6	(119)
(Increase) decrease in other assets	58	(190)	(300)
Increase (decrease) in other liabilities	56	(42)	(10)
Net cash provided by operating activities	$ 2,896	$ 1,850	$ 1,302

Cash Flows from Investing Activities
Purchase of securities available for sale	$ (859)	$ (156)	$ (162)
Proceeds from sale of securities available for sale	1,498	201	503
Investment in subsidiary bank	- -	- -	(8,000)
Purchase of subsidiary	- -	(1,240)	- -
Net cash provided by (used in) investing activities	$ 639	$ (1,195)	$ (7,659)

Cash Flows from Financing Activities
Proceeds from issuance of trust preferred capital notes	$ 5,000	$ - -	$ 10,000
Payments on long-term debt	(545)	(260)	(495)
Payment of note payable to subsidiary	- -	- -	(500)
Purchase of common stock	- -	- -	(214)
Net proceeds from issuance of common stock	142	906	464
Cash dividends paid	(2,439)	(2,094)	(1,676)
Net cash provided by (used in) financing activities	$ 2,158	$ (1,448)	$ 7,579
Increase (decrease) in cash and cash equivalents	$ 5,693	$ (793)	$ 1,222

Cash and Cash Equivalents
Beginning	651	1,444	222
Ending	$ 6,344	$ 651	$ 1,444

Supplemental Disclosure of Noncash Transactions
Issuance of common stock for contingent payment
under terms of acquisition of affiliate	$ 2,000	$ 2,500	$ - -
Note receivable forgiven in connection with
purchase of subsidiary	$ - -	$ 1,000	$ - -
Exercise of option to purchase subsidiary	$ - -	$ 1,200	$ - -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date:  March 30, 2004

By: /s/ Joseph L. Boling

Joseph L. Boling

Chairman of the Board, President and

 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph L. Boling Joseph L. Boling	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004
/s/ Alice P. Frazier Alice P. Frazier	Executive Vice President and Chief Operating Officer (Principal Financial Officer)	March 30, 2004
/s/ Kathleen J. Chappell Kathleen J. Chappell	Senior Vice President and Controller (Principal Accounting Officer)	March 30, 2004
/s/ Howard M. Armfield Howard M. Armfield	Director	March 30, 2004
/s/ Childs Frick Burden Childs Frick Burden	Director	March 30, 2004
J. Lynn Cornwell, Jr.	Director	March 30, 2004
William F. Curtis	Director	March 30, 2004
Robert C. Gilkison	Director	March 30, 2004
C. Oliver Iselin, III	Director	March 30, 2004
/s/ Gary D. LeClair Gary D. LeClair	Director	March 30, 2004
Thomas W. Nalls	Director	March 30, 2004
/s/ John Sherman John Sherman	Director	March 30, 2004
/s/ Millicent W. West Millicent W. West	Director	March 30, 2004
/s/ Edward T. Wright Edward T. Wright	Director	March 30, 2004

EXHIBIT INDEX

Exhibit
Number                             Description

3.1

Articles of Incorporation of the Company (restated in electronic format as of October 2, 2003), attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, incorporated herein by reference.

3.2

Bylaws of the Company, attached as Exhibit 3.2 to the Registration Statement on Form S-4, Registration No. 333-24523, filed with the Commission on April 4, 1997, incorporated herein by reference.

10.1

Employment Agreement, dated as of January 1, 1998, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.

10.2

Independent Community Bankshares, Inc. 1997 Stock Option Plan, as amended, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-93447, filed with the Commission on December 22, 1999, incorporated herein by reference.

10.3

Agreement and Plan of Reorganization dated as of August 9, 1999, between Gilkison Patterson Investment Advisors, Inc. (“GPIA”), the Company and Tredegar, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999, incorporated herein by reference.

10.4

Shareholder Agreement dated as of August 9, 1999, between Robert C. Gilkison, James H. Patterson, the Company and GPIA, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999, incorporated herein by reference.

10.5

Stock Purchase Agreement dated as of August 9, 1999, between Robert C. Gilkison, James H. Patterson and the Company, attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999, incorporated herein by reference.

10.6

Employment Agreement, dated as of August 9, 1999, between GPIA and James H. Patterson, attached as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.7

Employment Agreement, dated as of April 16, 2003, between the Company and Charles R. Roberts.

21

Subsidiaries of the Company.

23.1

Consent of Yount, Hyde & Barbour, P.C.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350 (included in Exhibit 32.1).