Form 10-Q
period 2004-03-31
MIDDLEBURG FINANCIAL CORP
filed 2004-05-17
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

          3,803,402 shares of common stock, par value $2.50 per share, outstanding as of May 7, 2004

                        MIDDLEBURG FINANCIAL CORPORATION


                                      INDEX


Part I.    Financial Information                                                             Page No.

         Item 1.      Financial Statements

                      Consolidated Balance Sheets                                                3

                      Consolidated Statements of Income                                          4

                      Consolidated Statements of Changes in Shareholders' Equity                 5

                      Consolidated Statements of Cash Flows                                      6

                      Notes to Consolidated Financial Statements                                 8

          Item 2.     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   14

          Item 3.        Quantitative and Qualitative Disclosures About Market Risk              21

          Item 4.        Controls and Procedures                                                 23


Part II.     Other Information

         Item 1.      Legal Proceedings                                                          24

         Item 2.      Change in Securities, Use of Proceeds and Issuer
                           Purchases of  Equity Securities                                       24

         Item 3.      Defaults upon Senior Securities                                            24

         Item 4.      Submission of Matters to a Vote of Security Holders                        24

         Item 5.      Other Information                                                          24

         Item 6.      Exhibits and Reports on Form 8-K                                           24

Signatures                                                                                       25

                          PART I. FINANCIAL INFORMATION
Item 1.           FINANCIAL STATEMENTS

                        MIDDLEBURG FINANCIAL CORPORATION
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                                        (Unaudited)
                                                                         March 31,    December 31,
                                                                            2004          2003
                                                                        ------------   ------------
Assets:

   Cash and due from banks                                               $ 12,489       $ 10,668

   Interest-bearing balances in banks                                       1,434            423

   Temporary investments,

       Money market investments                                              --              740

   Securities (fair value:  March 31, 2004,

     $191,241, December 31, 2003, $194,793)                               191,042        194,581

   Loans held for sale                                                     28,213         11,192

   Loans, net of allowance for loan losses of $2,732 in 2004

       and $2,605 in 2003                                                 267,737        258,112

   Bank premises and equipment, net                                        11,120         11,261

   Other assets                                                            21,950         21,962
                                                                         --------       --------

         Total assets                                                    $533,985       $508,939
                                                                         ========       ========

Liabilities and Shareholders' Equity:

Liabilities:

   Deposits:

      Non-interest bearing demand deposits                               $106,191       $103,845

      Savings and interest-bearing demand deposits                        179,691        161,963

      Time deposits                                                       102,835        104,178
                                                                         --------       --------
           Total deposits                                                $388,717       $369,986



   Federal funds purchased                                                    700          1,500

   Securities sold under agreements to

      repurchase                                                           27,338         13,535

   Federal Home Loan Bank advances                                           --           27,250

   Long-term debt                                                          48,500         31,000

   Trust preferred capital notes                                           15,000         15,000

   Other liabilities                                                        4,228          3,341
                                                                         --------       --------

          Total liabilities                                              $484,483       $461,612
                                                                         --------       --------

Shareholders' Equity:

  Common stock, par value $2.50 per

   share, authorized 20,000,000 shares;

   issued and outstanding at March 31, 2004 - 3,803,402

   issued and outstanding at December 31, 2003 - 3,803,102               $  9,509       $  9,508

  Capital surplus                                                           5,544          5,541

  Retained earnings                                                        32,023         30,798

  Accumulated other comprehensive income, net                               2,426          1,480
                                                                         --------       --------

           Total shareholders' equity                                    $ 49,502       $ 47,327
                                                                         --------       --------

Total liabilities and shareholders' equity                               $533,985       $508,939
                                                                         ========       ========

          See Accompanying Notes to Consolidated Financial Statements

                        MIDDLEBURG FINANCIAL CORPORATION
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                        Unaudited
                                               ------------------------------
                                                     For the Three Months
                                                       Ended March 31,
                                                   2004              2003
                                               ------------------------------
Interest and Dividend Income

  Interest and fees on loans                   $4,193               $4,024

  Interest on investment securities

     Exempt from federal income taxes              48                   53

  Interest on securities available for sale

     Taxable                                    1,631                1,510

     Exempt from federal income taxes             393                  389

     Dividends                                     53                   65

  Interest on federal funds sold and other          4                   10
                                               ------               ------

      Total interest income                    $6,322               $6,051
                                               ------               ------

Interest Expense

  Interest on deposits                         $  702               $  882

  Interest on long-term debt                      631                  493

  Interest on short-term borrowings               113                   78
                                               ------               ------

      Total interest expense                   $1,446               $1,453
                                               ------               ------

      Net interest income                      $4,876               $4,598

Provision for loan losses                         109                   75
                                               ------               ------

      Net interest income after provision
       for loan losses                         $4,767               $4,523
                                               ------               ------

Other Income
 Trust and investment advisory fee income      $  939               $  846

 Service charges                                  350                  593

 Net gains on securities
     available for sale                           181                  295

 Fees on loans held for resale                   --                    634

 Commissions on investment sales                  175                  303

 Equity in earnings of affiliate                  461                 --

 Other service charges, commissions and fees       89                 --

 Other operating income                            29                 --
                                               ------               ------

       Total other income                      $2,224               $2,671
                                               ------               ------

Other Expense

  Salaries and employee benefits               $2,579               $2,640

  Net occupancy expense of premises               576                  579

  Advertising                                      79                   62

  Computer operations                             170                  152

  Other operating expenses                        857                  886
                                               ------               ------


       Total other expense                     $4,261               $4,319
                                               ------               ------


       Income before income taxes              $2,730               $2,875

       Income taxes                               782                  865
                                               ------               ------

       Net income                              $1,948               $2,010
                                               ======               ======


Net income per share, basic                    $ 0.51               $ 0.55

Net income per share, diluted                  $ 0.50               $ 0.53

Dividends per share                            $ 0.19               $ 0.16

          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
           Consolidated Statements of Changes in Shareholders' Equity
               For the Three Months Ended March 31, 2004 and 2003
                                 (In Thousands)
                                   (Unaudited)

                                                                                      Accumulated
                                                                                         Other
                                                     Common     Capital     Retained Comprehensive   Comprehensive
                                                      Stock     Surplus     Earnings     Income         Income           Total
                                                    --------    --------    -------- -------------   -------------      --------
Balances - December 31, 2002                        $  9,263    $  3,644    $ 25,184    $  3,319                        $ 41,410
                                                    --------    --------    --------    --------                        --------

Comprehensive Income

  Net income                                                                   2,010                   $  2,010            2,010

  Other comprehensive income

     net of tax:

    Unrealized holding losses arising during the

      period (net of tax $424)                                                                             (826)

    Reclassification adjustment for

      gains realized in net income (net of tax $100)                                                       (195)
                                                                                                       --------
    Other comprehensive income (net of tax $524)                                        (1,021)        $ (1,021)            (1,021)
                                                                                                       --------
Total comprehensive income                                                                             $    989
                                                                                                       ========
Cash dividends declared                                                         (574)                                         (574)
                                                    --------    --------    --------   --------                           --------
Balances - March 31, 2003                           $  9,263    $  3,644    $ 26,620   $  2,298                           $ 41,825
                                                    ========    ========    ========   ========                           ========

Balances - December 31, 2003                        $  9,508    $  5,541    $ 30,798   $  1,480                           $ 47,327

Comprehensive Income

  Net income                                                                   1,948                      1,948              1,948

  Other comprehensive income

     net of tax:

    Unrealized holding gains arising during the

      period (net of tax $549)                                                                            1,065

    Reclassification adjustment for

      gains realized in net income (net of tax $62)                                                        (119)
                                                                                                       --------

    Other comprehensive income (net of tax $487)                                            946        $    946                946
                                                                                                       --------

Total comprehensive income                                                                             $  2,894
                                                                                                       ========
Cash dividends declared                                                         (723)                                         (723)

Issuance of common stock                                   1           3                                                         4
                                                    --------    --------    --------    --------                          --------
Balances - March 31, 2004                           $  9,509    $  5,544    $  2,023    $  2,426                          $ 49,502
                                                    ========    ========    ========    ========                          ========

          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                                       Unaudited
                                                                               For the Three Months Ended
                                                                               --------------------------
                                                                                  March 31,   March 31,
                                                                                    2004        2003
                                                                                  ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                                      $  1,948    $  2,010

  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Provision for loan losses                                                         109          75

     Depreciation and amortization                                                     398         387

     Equity in undistributed earnings of affiliate                                    (185)       --

     Net (gains) on securities available for sale                                     (181)       (295)

     Discount (accretion) and premium amortization on securities, net                  (10)         21

     Originations of loans held for sale                                           (76,072)    (37,592)

     Proceeds from sales of loans held for sale                                     59,051      38,782

     Decrease in other assets                                                           92         486

     Increase (decrease) in other liabilities                                          401         (85)
                                                                                  --------    --------

       Net cash provided (used in) by operating activities                        $(14,449)   $  3,789
                                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity, principal paydowns and calls on investment securities   $    261    $    524


  Proceeds from maturity, principal paydowns and
     calls of securities available for sale                                         10,844       9,571

  Proceeds from sale of securities available for sale                                6,883      12,287

  Purchase of securities available for sale                                        (12,825)    (26,504)

  Net (increase) in loans                                                           (9,734)    (10,598)

  Purchases of premises and equipment                                                 (153)       (376)
                                                                                  --------    --------

     Net cash (used in) investing activities                                      $ (4,724)   $(15,096)
                                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts, and savings accounts             $ 20,074    $ 10,206

  Net (decrease) in certificates of deposits                                        (1,343)     (1,729)

  Net (decrease) in federal funds purchased                                           (800)       --

  Proceeds from Federal Home Loan Bank advances                                     44,500      23,000

  Payment on Federal Home Loan Bank advances                                       (54,250)    (12,000)

  Payments on long-term debt                                                          --           (65)

  Cash dividends paid                                                                 (723)       (556)

  Issuance of common stock                                                               4        --

  Increase (decrease) in securities sold under agreements to repurchase             13,803      (2,303)
                                                                                  --------    --------

     Net cash provided by financing activities                                    $ 21,265    $ 16,553
                                                                                  --------    --------

    Increase in cash and cash equivalents                                         $  2,092    $  5,246

CASH AND CASH EQUIVALENTS
  Beginning                                                                       $ 11,831    $  9,523
                                                                                  ========    ========

  Ending                                                                          $ 13,923    $ 14,769
                                                                                  ========    ========


                        MIDDLEBURG FINANCIAL CORPORATION
                Consolidated Statements of Cash Flows (continued)
                                 (In Thousands)
                                   (Unaudited)

                                                                 For the Three Months Ended
                                                               ------------------------------
                                                                  March 31,        March 31,
                                                                   2004              2003
                                                               --------------  --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:

    Interest                                                         1,106           1,447

    Income taxes                                                        -               -

SUPPLEMENTAL DISCLOSURES FOR NON-CASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gain (loss) on securities available for sale           1,433           (1,545)


          See Accompanying Notes to Consolidated Financial Statements.

                        MIDDLEBURG FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

Note 1.           General

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2004 and the results of operations and changes in cash flows for the three months ended March 31, 2004 and 2003. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Middleburg Financial Corporation (the "Company") for the year ended December 31, 2003 (the "2003 Form 10-K"). The results of operations for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

         On September 11, 2003, the Board of Directors of the Company approved a 2-for-1 stock split (the "Stock Split") of the Company's common stock ("Common Stock"). The distribution of the additional shares of Common Stock was made on October 17, 2003 to shareholders of record as of October 2, 2003. All per share information for all periods presented in this report has been retroactively restated to reflect the Stock Split.


Note 2.           Stock -Based Employee Compensation Plan

         At March 31, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                  Three Months Ended
                                                                      March 31,
                                                              ------------------------------
                                                                  2004            2003
                                                              ------------------------------
                                                                     (In Thousands)

               Net income, as reported                        $  1,948         $  2,010

               Deduct:  Total stock-based employee
                 compensation expense determined under
                 fair value based method for all awards            (44)             (33)
                                                              ------------------------------
               Pro forma net income                           $  1,904         $  1,977
                                                              ==============================
               Earnings per share:

                 Basic - as reported                          $   0.51         $   0.55

                 Basic - pro forma                                0.50             0.53

                 Diluted - as reported                            0.50             0.53

                 Diluted - pro-forma                              0.49             0.52


Note 3.           Securities

         Securities being held to maturity at March 31, 2004 are summarized as follows:

                               --------------------------------------------------------------
                                                     Gross           Gross
                                  Amortized        Unrealized      Unrealized      Market
                                     Cost            Gains          (Losses)       Value
                               --------------------------------------------------------------
                                                 (In Thousands)
Obligations of states and
  political subdivisions       $       3,427     $           199  $      -      $       3,626

Mortgage backed securities                38               -             -                 38
                               ----------------- ---------------  ------------- -------------
                               $       3,465     $           199  $      -      $       3,664
                               ================= ===============  ============= =============



         Securities available for sale at March 31, 2004 are summarized below:

                                           ---------------------------------------------------------------------------
                                                                     Gross                Gross
                                                 Amortized         Unrealized           Unrealized          Market
                                                    Cost              Gains              (Losses)            Value
                                           ---------------------------------------------------------------------------

                                                                  (In Thousands)
             U.S. Treasury securities
               and obligations of U.S.
               government corporations
               and agencies                      $   1,784          $      28           $      (3)          $  11,809
             Corporate securities                    3,377                171                 (24)              3,524
             Obligations of states and
               political subdivisions               30,881              2,408                  (6)             33,283
             Mortgage backed securities            119,630              1,876                (490)            121,016
             Other                                  18,228                105                (388)             17,945
                                                                                                            ---------
                                                 $ 183,900          $   4,588           $    (911)          $ 187,577
                                                 =========          =========           =========           =========

Note 4.           Loan Portfolio

         The consolidated loan portfolio is composed of the following:

                                                                ------------------------------------
                                                                    March 31,        December 31,
                                                                      2004               2003
                                                                ------------------------------------
                                                                              (In Thousands)

                   Commercial, financial and agricultural          $  19,696         $   20,360

                   Real estate construction                           34,544             30,239

                   Real estate mortgage                              203,829            198,290

                   Installment loans to individuals                   12,400             11,828
                                                                -----------------  -----------------
                 Total loans                                         270,469            260,717

                  Less: Allowance for loan losses                      2,732              2,605
                                                                ------------------ -----------------
                 Loans, net                                        $ 267,737          $ 258,112
                                                                ================== =================

         The Company had $838,000 in non-performing assets at March 31, 2004.

Note 5.           Allowance for Loan Losses

         The following is a summary of transactions in the allowance for loan losses:

                                                       -----------------------------------
                                                           March 31,       December 31,
                                                             2004              2003
                                                       -----------------------------------
                                                                (In Thousands)
          Balance at January 1                         $        2,605     $      2,307

          Provision charged to operating expense                  109              575

          Recoveries added to the allowance                        82               27

          Loan losses charged to the allowance                    (64)            (304)
                                                       ------------------ ----------------
          Balance at the end of the period              $       2,732           $2,605
                                                       ================== ================



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

                                                       Three Months Ended
                                             ---------------------------------------------
                                                 March 31, 2004         March 31, 2003
                                                    Per share             Per share
                                                   Shares Amount        Shares Amount
                                             ---------------------------------------------

                           Basic EPS          3,803,148  $   0.51    3,705,364  $   0.55
                                                         ========               ========
                           Effect of dilutive
                              securities:
                               stock options    118,876                 62,754
                                              ---------              ---------
                           Diluted EPS        3,922,024  $   0.50    3,768,118  $   0.53
                                             =============================================


Note 7.           Segment Reporting


         The Company operates in a decentralized fashion in two principal business activities: banking and trust and investment advisory services. Revenue from banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts through Middleburg Bank (the "Bank"). Through the Bank's 40% investment in Southern Trust Mortgage Company ("Southern Trust"), the Company also recognizes its share of the net income from the Southern Trust investment in the other income section of the Bank's income statement.

         Revenues from the trust and investment advisory activities are comprised mostly of fiduciary fees. The trust and investment advisory services are conducted by two subsidiaries of the Company, the Tredegar Trust Company ("Tredegar") and Gilkison Patterson Investment Advisors, Inc. ("GPIA"). The fiduciary fees are based primarily upon the market value of the accounts under administration.

         The following tables present segment information for the three months ended March 31, 2004 and March 31, 2003.

                               Three Months Ended
                                 March 31, 2004

                                                  Trust and
                                                  Investment
                                     Banking       Advisory       Eliminations    Consolidated
                                     -------       --------       ------------    ------------
(In Thousands)
Revenues:

Interest income                      $  6,314       $     10       $     (2)       $  6,322

Trust and investment advisory

          fee income                     --              960            (21)            939

Other income                            1,295           --              (10)          1,285
                                     --------       --------       --------        --------

Total operating income                  7,609            970            (33)          8,546
                                     --------       --------       --------        --------

Expenses:

Interest expense                        1,448           --               (2)          1,446

Salaries and employee benefits          2,048            531           --             2,579

Provision for loan losses                 109           --             --               109

Other                                   1,420            293            (31)          1,682
                                     --------       --------       --------        --------

Total operating expenses                5,025            824            (33)          5,816
                                     --------       --------       --------        --------


Income before income taxes              2,584            146           --             2,730

Provision for income taxes                704             78           --               782
                                     --------       --------       --------        --------
Net income                           $  1,880       $     68       $   --          $  1,948
                                     --------       --------       --------        --------


Total assets                         $534,254       $  7,889       $ (8,158)       $533,985

Capital expenditures                 $    153       $   --         $   --          $    153



                               Three Months Ended
                                 March 31, 2003

                                                   Trust and
                                                   Investment
                                     Banking        Advisory      Eliminations   Consolidated
                                     -------        --------      ------------   ------------
(In Thousands)
Revenues:

Interest income                      $  6,042       $     11       $     (2)       $  6,051

Trust and investment advisory

          fee income                     --              864            (18)            846

Other income                            1,835           --              (10)          1,825
                                     --------       --------       --------        --------

Total operating income                  7,877            875            (30)          8,722
                                     --------       --------       --------        --------

Expenses:

Interest expense                        1,455           --               (2)          1,453

Salaries and employee benefits          2,189            451           --             2,640

Provision for loan losses                  75           --             --                75

Other                                   1,403            304            (28)          1,679
                                     --------       --------       --------        --------

Total operating expenses                5,122            755            (30)          5,847
                                     --------       --------       --------        --------


Income before income taxes              2,755            120           --             2,875

Provision for income taxes                796             69           --               865
                                     --------       --------       --------        --------

Net income                           $  1,959       $     51             $-        $  2,010
                                     --------       --------       --------        --------

Total assets                         $442,769       $  8,548       $ (8,886)       $442,431

Capital expenditures                 $    343       $     28       $   --          $    376


        The banking segment has assets in custody with Tredegar and accordingly pays Tredegar a monthly fee. The banking segment also pays interest to both Tredegar and GPIA on deposit accounts each has at the Bank. GPIA pays the Company a management fee each month for accounting and other services provided. Transactions related to these relationships are eliminated to reach consolidated totals.

Note 8.           Defined Benefit Pension Plan

         The table below  reflects the  components  of the Net Periodic  Benefit
Cost.

                                                              Pension Benefits
                                                         ---------------------------
                                                           2004           2003
                                                         ---------------------------
            Three Months Ended March 31,                       (In Thousands)

                        Service cost                      $    101          $  78
                        Interest cost                           45             36
                        Expected return on plan assets         (51)           (37)
                        Amortization of net obligation
                              at transition                     (1)            (1)

                        Amortization of net (gain) loss          8              9
                                                         ---------------------------
                        Net periodic benefit cost         $    102          $  85
                                                         ===========================



         The Company previously disclosed in the 2003 Form 10-K that it expected to contribute $307,000 to its pension plan in 2004. As of March 31, 2004, no contributions have been made.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

General

         The financial condition and results of operations presented in the Consolidated Financial Statements, the accompanying Notes to Consolidated Financial Statements and this section are, to a large degree, dependent upon the accounting policies of the Company. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

         Presented below is discussion of those accounting policies that management believes are the most important ("Critical Accounting Policies") to the portrayal and understanding of the Company's financial condition and results of operations. The Critical Accounting Policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

         The Bank evaluates various loans individually for impairment as required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies ("SFAS 5"), with a group of loans that have similar characteristics.

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

         The amounts of estimated impairment for individually evaluated loans and groups of loans are added together for a total estimate of loans and lease losses. This estimate of losses is compared to the allowance for loan and lease losses of the Bank as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. The Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Intangibles and Goodwill

         The Company has approximately $6.5 million in intangible assets and goodwill at March 31, 2004, a decrease of $100,000 since December 31, 2003. On April 1, 2002, the Bank acquired GPIA, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using Financial Accounting Standard (FAS) 141 and 142 as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years. The remainder of the purchase price has been allocated to goodwill.

         The purchase price allocation process requires management estimates and judgment as to expectations for the life span of various customer relationships as well as the value that key members of GPIA's management add to the success of the Company. For example, customer attrition rates were determined based upon assumptions that the past five years may predict the future. If the actual attrition rates, among other assumptions, differed from the estimates and judgments used in the purchase price allocation, the amounts recorded in the Consolidated Financial Statements could result in a possible impairment of the intangible assets and goodwill or require an acceleration in the amortization expense.

         In addition, FAS 142 requires that goodwill be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. The Company engages an independent third party to conduct the two-step process as required by FAS 142. On January 27, 2004, the third party had issued an opinion that stated the amount of goodwill carried on the Company's balance sheet at December 31, 2003 was not impaired.

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

Financial Summary

         Net income for the three months ended March 31, 2004 decreased slightly to $1.9 million from the $2.0 million reported for the first three months of 2003. Most of this decrease results from fewer gains realized on sales of investment securities during the first quarter of 2004. Total average assets increased 21.1% from the March 31, 2003 amount of $431 million to $522 million at March 31, 2004. Average shareholders' equity increased 17.1% or $7.2 million during that same period. Annualized returns on average assets and equity for the three months ended March 31, 2004 were 1.5% and 15.9%, respectively, compared to 1.7% and 17.8% for the same period in 2003.

         Total assets for the Company increased to $534.0 million at March 31, 2004, compared to $508.9 million at December 31, 2003, representing an increase of $25.0 million or 4.9%. Total loans at March 31, 2004 were $267.7 million, an increase of $9.6 million from the December 31, 2003 balance of $258.1 million. Additional staff, a solid local economy and the relationship with Southern Trust have contributed to the strong loan growth experienced thus far in 2004. Net recoveries were $18,000 for the three months ended March 31, 2004. Because the Company has experienced both fewer net charge offs and continued low levels of past due loans during 2004, the Company currently expects the provision made to the allowance for loan losses to be lower in 2004 than the amount recorded during 2003. The provision for the three months ended March 31, 2004 was $109,000. The allowance for loan losses was $2.7 million or 1.0% of total loans outstanding at March 31, 2004.

         On April 15, 2003, the Bank acquired a 40% interest in Southern Trust. In connection with the Bank's investment in Southern Trust, the Bank's existing mortgage operation was assumed by Southern Trust and the Company entered into two loan participation agreements with Southern Trust. One arrangement is a tri-party agreement among the Company, Southern Trust, and Colonial Bank, Southern Trust's warehouse line lender. The agreement details the arrangements by which the Company purchases 99.0% of selected loans from Colonial Bank. Initially, the Company charged Southern Trust a rate equal to the one month LIBOR rate at the time of purchase plus 175 basis points. The LIBOR rate had a floor of 1.95%, which was removed on October 1, 2003. As noted in the tri-party agreement, the Company does not intend to hold the purchased loans more than 30 days, Colonial Bank maintains the note documentation on behalf of the Company, and the Company will engage semi-annual testing to be conducted by a third party to validate Colonial Bank's procedures. At March 31, 2004, the balance of the Company's participated mortgages held for sale was $28.2 million. The tri-party agreement is capped at $30.0 million.

         The Company also entered into a construction loan participation agreement with Southern Trust. Under this agreement, the Company can purchase 93% of selected construction loans and draws, up to $20.0 million in outstanding balances and $30.0 million in commitments. The Company charges Southern Trust an interest rate equal to the prime rate plus 75 basis points on the outstanding participated loans held by the Company. Adjustments in rate related to movements in the prime rate will be made monthly. There were $5.9 million in outstanding balances of these construction loans at March 31, 2004.

         The investment portfolio decreased 1.8% to $191.0 million at March 31, 2004 compared to $194.6 million at December 31, 2003. Deposits increased $18.7 million to $388.7 million at March 31, 2004 from $370.0 million at December 31, 2003. The Bank has developed an interest bearing product that integrates the use of the cash within client accounts at Tredegar for overnight funding at the Bank. The overall balance of this product was $21.5 million at March 31, 2004 and is reflected in both the interest bearing deposit and securities sold under agreement to repurchase amounts on the balance sheet. Absent the increase from the new deposit product for Tredegar clients, growth in both interest and non interest bearing demand deposits of $12.5 million comprises the majority of the increase in deposits during the first three months of 2004. Time deposits decreased $1.3 million since December 31, 2003 to $102.8 million. One of the Bank's largest depositors had approximately $3.0 million in Certificates of Deposits mature during the first quarter of 2004. Securities sold under agreements to repurchase (Repo Accounts) increased $13.8 million from $13.5 million at December 31, 2003 to $27.3 million at March 31, 2004. The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000. Nearly all of this increase is from the new deposit product developed for Tredegar Trust.

         The increase in deposits funded the Company's asset growth experienced during the three months ended March 31, 2004, and allowed for the curtailment of some of the outstanding funds borrowed on an overnight basis. Federal Home Loan Bank overnight advances were $0 at March 31, 2004 compared to the $27.3 million balance at December 31, 2003. Federal Home Loan Bank long term advances increased to $48.5 million at March 31, 2004, from the December 31, 2003 balance of $31.0 million. Most of the overnight advances were paid with the funds deposited into the new Tredegar Trust deposit account; however, the Company decided to also obtain a termed advance with favorable pricing and reduce its overnight outstandings.

         Shareholders' equity was $49.5 million at March 31, 2004. This amount represents an increase of 4.6% from the December 31, 2003 balance of $47.3 million. The book value per common share was $13.02 at March 31, 2004 and $12.44 at December 31, 2003.

Net Interest Income

         Net interest income is one of the Company's primary sources of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $4.9 million for the first three months of 2004 compared to $4.6 million for the same period in 2003, an increase of 6.0%. Average earning assets increased $75.7 million from $396.8 million at March 31, 2003 to $472.5 million at March 31, 2004. The Company continues to obtain a majority of its funding from growth in the low cost deposit categories. Average deposits increased $38.0 million from $331.6 million at March 31, 2003 to $369.6 million at March 31, 2004. Total interest expense remained stable at approximately $1.4 million for the three months ended March 31, 2004 and 2003. Both the strong growth in lower cost deposits and the continued low interest rate environment have contributed to the Company's stable level in interest expense. The mix of low cost deposits versus time deposits remains unchanged at approximately 70% in low cost deposits versus 30% in higher cost time deposits.

         The net interest margin, on a tax equivalent basis, was 4.31% for the three months ended March 31, 2004 compared to 4.83% for the same period in 2003. The decline in net interest margin stems from significant prepayments in both the investment and loan portfolio over the past year which have been reinvested in lower yielding assets and has been offset partially by growth in earning assets.

Noninterest Income

         Noninterest income decreased 16.7% to $2.2 million for the first three months of 2004 compared to $2.7 million for the same period in 2003. Commissions and fees from trust and investment advisory activities were $939,000 for the three month period ended March 31, 2004 compared to $846,000 for the same period in 2003. Equity in earnings of affiliate, the line item representing the Company's earnings from the Bank's 40% investment in Southern Trust, was $461,000 for the period ended March 31, 2004. These earnings comprise 20.7% of total noninterest income at March 31, 2004. The equity earnings in Southern Trust added $.08 to net income per diluted share for the three months ended March 31, 2004. Southern Trust closed $195.4 million in loans during the first quarter of 2004 with only 40.0% of its production attributable to refinancing volume. This production decrease, and any decreases associated with the seasonality of second quarter home sales, is expected to be offset slightly by an increase in purchase money financings and new construction loans. Southern Trust began measures in August 2003 to cut expenses in efforts to maintain efficiencies.

         As part of the investment in Southern Trust, the Bank's mortgage banking department was transferred to Southern Trust. After April 30, 2003, earnings of the mortgage department were reported within the equity in earnings from affiliate. As agreed upon with the investment in Southern Trust, the Company received 100% of the net income that had been budgeted for the mortgage operation for the year 2003. For the amount that exceeds the 2003 budgeted net income level, the Company received its 40% share. Earnings generated by the Middleburg branch of Southern Trust in years subsequent to 2003 will be split according to the Company's ownership percentage of Southern Trust.

         Investment advisory fees provided by GPIA totaled $545,000 for the three months ended March 31, 2004. As of March 31, 2004, GPIA, a registered investment advisor, manages approximately $594 million in assets. Fiduciary fees, provided by Tredegar, increased 23.6% to $393,000 at March 31, 2004. Fiduciary fees are based primarily upon the market value of the accounts under administration.

         Service charges, which include both deposit fees and certain loan fees, decreased 25.8% to $439,000 at March 31, 2004, compared to $593,000 for the same period in 2003. Approximately $78,000 of the decrease results from the Bank no longer recognizing certain loan fees related to the sale of mortgages since its investment in Southern Trust. Upon the Bank's investment in Southern Trust, it ended its own mortgage operations.

         Investment sales fees decreased 42.2% to $175,000 for the quarter ended March 31, 2004, compared to $303,000 for the quarter ended March 31, 2003. A strategic decision was made late in the third quarter of 2003 to change the broker dealer clearing provider in the investment services department. This resulted in a short-term decline in revenues for that period. It is anticipated that the new clearing relationship will provide better client service, heightened regulatory control, additional growth opportunities, and improved financial contribution to the Company. Since the system conversion, the investment services department has added two new financial consultants. These additions provide the department with four full time financial consultants.

Noninterest Expense

         Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total noninterest expense remained relatively stable, decreasing only $58,000 from March 31, 2003 to March 31, 2004. Salaries and employee benefits decreased 2.3% when comparing March 31, 2004 to March 31, 2003. Commissions (included within the salaries and benefits expense) paid on investment sales fees and mortgage banking decreased 77.9% to $85,000 for the quarter ended March 31, 2004 from $384,000 for the same period in 2003. For the three months ended March 31, 2003, sales commissions included mortgage banking which accounted for $225,000 of the total. Mortgage banking sales commissions are now reported within equity in earnings from affiliate.

Allowance for Loan Losses

         The allowance for loan losses at March 31, 2004 was $2.7 million compared to $2.4 million at March 31, 2003. The allowance for loan losses was 1.0% of total loans outstanding at March 31, 2004 and 1.1% of total loans outstanding at March 31, 2003. The provision for loan losses was $109,000 for the three months ended March 31, 2004. Although net charge offs have decreased during 2004, the provision added to the allowance for loan losses at March 31, 2004, increased over the same period in 2003 to accommodate the growth in the loan portfolio during the first three months of 2004. The provision was $75,000 for the three months ended March 31, 2003. At March 31, 2004, net loan recoveries totaled $18,000, compared to net charge offs of $25,000 for the same date in 2003. Total loans past due 90 days or more at March 31, 2004 were approximately $8,000. Non-performing loans were .31% of total loans outstanding at March 31, 2004 compared to .11% at March 31, 2003. Management believes that the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at March 31, 2004. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

         Shareholders' equity at March 31, 2004 and December 31, 2003 was $49.5 million and $47.3 million, respectively. Total common shares outstanding at March 31, 2004 were 3,803,402.

         At March 31, 2004 the Company's tier 1 and total risk-based capital ratios were 13.8% and 15.0%, respectively, compared to 14.4% and 15.6% at December 31, 2003. The Company's leverage ratio was 10.1% at March 31, 2004 compared to 11.3% at December 31, 2003. The Company's capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

         The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Company maintains federal funds lines with large regional and money-center banking institutions. These available lines total approximately $8 million, of which $700,000 was outstanding at March 31, 2004. Federal funds purchased during the first three months of 2004 averaged $1.4 million compared to an average of $540,000 during the same period in 2003. At March 31, 2004 and December 31, 2003, the Company had $27.3 million and $13.5 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (Repo Accounts), with maturities of one day. The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.

         The Company has a credit line in the amount of $87.1 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Company has utilized the credit line for both overnight and long-term funding throughout the first three months of 2004. Overnight and long-term advances averaged $19.6 million and $38.4 million, respectively, at March 31, 2004.

         At March 31, 2004, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 47.4% of total deposits and liabilities.

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

         Such  forward-looking   statements  involve  known  and  unknown  risks
including, but not limited to, the following factors:

           * the ability to successfully manage the Company's growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

           * the ability to continue to attract low cost core deposits to fund asset growth

           * maintaining capital levels adequate to support the Company's growth;

           * maintaining cost controls and asset qualities as the Company opens or acquires new branches;

           * reliance on the Company's management team, including its ability to attract and retain key personnel;

           *      the successful management of interest rate risk;

           * changes in general economic and business conditions in the Company's market area;

           *      changes in interest rates and interest rate policies;

           * risks inherent in making loans such as repayment risks and fluctuating collateral values;

           *      competition  with other banks and financial  institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

           *      demand,  development   and  acceptance  of  new  products  and
                  services;

           *      problems with technology utilized by the Company;

           *      changing trends in customer  profiles and behavior;  and

           * changes in banking and other laws and regulations applicable to the Company.

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

         The ongoing monitoring and management of interest rate risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (ALCO) of the Bank. In this capacity, ALCO develops guidelines and strategies that govern the Company's asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 100 basis point (bp) downward shift in interest rates and a 200 basis point upward shift. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of the Company's net interest income sensitivity analysis during the three months ended March 31, 2004 as well as the fiscal year of 2003 compared to the 10% Board-approved policy limit.

                                                   For the Three Months Ended March 31, 2004
                      Rate Change                  Estimated Net Interest Income Sensitivity
                      -----------                  -----------------------------------------

                                                   High               Low            Average
                                                   ----               ---            -------
                       + 200 bp                   (1.45%)          (1.45%)          (1.45%)
                       - 100 bp                   (1.16%)          (1.16%)          (1.16%)

                                                     For the Year Ended December 31, 2003
                      Rate Change                  Estimated Net Interest Income Sensitivity
                      -----------                  -----------------------------------------

                                                   High               Low            Average
                                                   ----               ---            -------
                       + 200 bp                   (2.11%)            .34%           (1.23%)
                       - 100 bp                     .60%            (.28%)            .44%


         Since December 31, 2003, the Company's balance sheet has grown by $25.0 million. Both deposit inflows and increased borrowings from the Federal Home Loan Bank have provided the funding for the growth in the loan and securities portfolios. The Company's interest rate profile of the balance sheet has a slightly liability sensitive bias in the near short term and then shifts toward intermediate and long term asset sensitivity. The Company expects, based on projections from internal interest rate risk models and the assumption of a sustained rising rate environment, net interest income to initially trend downward slightly throughout the first year as mortgage related assets extend and funding costs rise quickly. That decrease to net interest income could be expected to be approximately 1.45% or $283,000 in the first year should rates rise 200 basis points. During the second year, as funding costs stabilize and the asset base continues to reprice or replace, a widening of the balance sheet spread is predicted, thus causing a benefit to net interest income.

         If interest rates should decline 100 basis points, the expected impact to the Company's net interest income over the next twelve months would be a decline of approximately $227,000.

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

         The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

         As disclosed above, on April 15, 2003, the Bank acquired a 40% interest in Southern Trust. During 2003, the Bank assisted Southern Trust with an upgrade conversion of its accounting system. The Bank continues to monitor the implementation of this system by Southern Trust as part of its evaluation of its disclosure controls and procedures under applicable securities rules and regulations.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

         (b) Reports on Form 8-K

                  On February 4, 2004, the Company furnished a Current Report on Form 8-K dated January 30, 2004 to report, under Item 12, and attach as an exhibit and incorporate by reference, a press release that reported the Company's financial results for the year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MIDDLEBURG FINANCIAL CORPORATION
                                                 (Registrant)


Date:  May 14, 2004                           /s/ Joseph L. Boling
                                       -----------------------------------------
                                              Joseph L. Boling
                                              Chairman of the Board & CEO



Date:  May 14, 2004                           /s/ Alice P. Frazier
                                       -----------------------------------------
                                              Alice P. Frazier
                                              Executive Vice President & COO
                                              (Chief Financial Officer)


Date:  May 14, 2004                           /s/ Kathleen J. Chappell
                                       -----------------------------------------
                                              Kathleen J. Chappell
                                              Senior Vice President & Controller
                                              (Chief Accounting Officer)

                                  EXHIBIT INDEX

         Exhibits

         31.1           Rule 13a-14(a) Certification of Chief Executive Officer
         31.2           Rule 13a-14(a) Certification of Chief Financial Officer
         32.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.ss.1350