Form 10-Q
period 2004-06-30
MIDDLEBURG FINANCIAL CORP
filed 2004-08-16
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

 3,803,702 shares of common stock, par value $2.50 per share,

outstanding as of  August 10, 2004

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

22

 Item 4.        Controls and Procedures

24

Part II.     Other Information

Item 1.

Legal Proceedings

25

Item 2.

Change in Securities, Use of Proceeds and Issuer

Purchases of  Equity Securities

25

Item 3.

Defaults upon Senior Securities

25

Item 4.

Submission of Matters to a Vote of Security Holders

25

Item 5.

Other Information

25

Item 6.

Exhibits and Reports on Form 8-K

26

Signatures

27

PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2004	2003
Assets:
Cash and due from banks	$ 10,832	$ 10,668
Interest-bearing balances in banks	645	423
Temporary investments:
Federal funds sold	14,200	-
Money market investments	-	740
Securities (fair value: June 30, 2004,
$179,606, December 31, 2003, $194,793)	179,473	194,581
Loans held for sale	22,456	11,192
Loans, net of allowance for loan losses of $2,906 in 2004
and $2,605 in 2003	284,488	258,112
Bank premises and equipment, net	12,509	11,261
Other assets	22,629	21,962

Total assets	$ 547,232	$ 508,939

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$ 124,636	$ 103,845
Savings and interest-bearing demand deposits	192,844	161,963
Time deposits	100,412	104,178
Total deposits	$ 417,892	$ 369,986

Federal funds purchased	-	1,500
Securities sold under agreements to
repurchase	26,679	13,535
Federal Home Loan Bank advances	-	27,250
Long-term debt	38,500	31,000
Trust preferred capital notes	15,000	15,000
Other liabilities	2,357	3,341
Total liabilities	$ 500,428	$ 461,612

Shareholders' Equity:
Common stock, par value $2.50 per
share, authorized 20,000,000 shares;
issued and outstanding at June 30, 2004 - 3,803,552
issued and outstanding at December 31, 2003 - 3,803,102	$ 9,509	$ 9,508
Capital surplus	5,545	5,541
Retained earnings	33,029	30,798
Accumulated other comprehensive income, net	(1,279)	1,480
Total shareholders' equity	$ 46,804	$ 47,327

Total liabilities and shareholders' equity	$ 547,232	$ 508,939

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited		Unaudited
	For the Six Months		For the Quarter
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Interest and Dividend Income
Interest and fees on loans	$ 8,614	$ 8,092	$ 4,421	$ 4,068
Interest on investment securities
Taxable	1	1	-	1
Exempt from federal income taxes	90	103	43	50
Interest on securities available for sale
Taxable	3,182	3,041	1,551	1,531
Exempt from federal income taxes	761	776	368	387
Dividends	97	142	44	77
Interest on federal funds sold and other	19	28	15	18
Total interest income	$ 12,764	$ 12,183	$ 6,442	$ 6,132
Interest Expense
Interest on deposits	$ 1,443	$ 1,713	$ 741	$ 831
Interest on long-term debt	1,255	854	624	546
Interest on short-term borrowings	160	310	47	47
Total interest expense	$ 2,858	$ 2,877	$ 1,412	$ 1,424
Net interest income	$ 9,906	$ 9,306	$ 5,030	$ 4,708
Provision for loan losses	219	300	110	225
Net interest income after provision
for loan losses	$ 9,687	$ 9,006	$ 4,920	$ 4,483
Other Income
Trust and investment advisory fee income	$ 1,873	$ 1,688	$ 934	$ 842
Service charges on deposits	742	838	392	418
Net gains (losses) on securities
available for sale	79	441	(102)	146
Fees on loans held for resale	-	900	-	266
Commissions on investment sales	344	645	169	342
Equity in earnings of affiliate	879	764	418	764
Other service charges, commissions and fees	206	343	117	170
Other operating income	75	37	46	37
Total other income	$ 4,198	$ 5,656	$ 1,974	$ 2,985
Other Expense
Salaries and employee benefits	$ 5,096	$ 5,126	$ 2,517	$ 2,486
Net occupancy expense of premises	1,104	1,125	528	546
Advertising	183	140	104	78
Computer operations	352	300	182	161
Other operating expenses	1,918	1,812	1,061	913
Total other expense	$ 8,653	$ 8,503	$ 4,392	$ 4,184

Income before income taxes	$ 5,232	$ 6,159	$ 2,502	$ 3,284
Income taxes	1,556	1,847	774	982
Net income	$ 3,676	$ 4,312	$ 1,728	$ 2,302

Net income per share, basic	$ 0.97	$ 1.15	$ 0.45	$ 0.61
Net income per share, diluted	$ 0.94	$ 1.13	$ 0.44	$ 0.60
Dividends per share	$ 0.38	$ 0.31	$ 0.19	$ 0.16

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2004 and 2003

(In Thousands, Except Share Data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income	Income	Total
Balances - December 31, 2002	$ 9,263	$ 3,644	$ 25,184	$ 3,319		$ 41,410
Comprehensive Income
Net income			4,312		$ 4,312	4,312
Issuance of common stock (89,168 shares)	223	1,783				2,006
Other comprehensive income
net of tax:
Unrealized holding losses arising during the
period (net of tax $258)					500
Reclassification adjustment for
gains realized in net income (net of tax $150)					(291)
Other comprehensive income (net of tax $108)				209	$ 209	209
Total comprehensive income					$ 4,521
Cash dividends declared			(1,162)			(1,162)
Balances - June 30, 2003	$ 9,486	$ 5,427	$ 28,334	$ 3,528		$ 46,775

Balances - December 31, 2003	$ 9,508	$ 5,541	$ 30,798	$ 1,480		$ 47,327
Comprehensive Income
Net income			3,676		$ 3,676	3,676
Other comprehensive income
net of tax:
Unrealized holding gains arising during the
period (net of tax $1,395)					(2,707)
Reclassification adjustment for
gains realized in net income (net of tax $27)					(52)
Other comprehensive income (net of tax $1,422)				(2,759)	$ (2,759)	(2,759)
Total comprehensive income					$ 917
Cash dividends declared			(1,445)			(1,445)
Issuance of common stock (450 shares)	1	4				5
Balances - June 30, 2004	$ 9,509	$ 5,545	$ 33,029	$ (1,279)		$ 46,804

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

		Unaudited
	For the Six Months Ended
	June 30,		June 30,
	2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,676		$ 4,312
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	219		300
Depreciation and amortization	785		786
Equity in undistributed earnings of affiliate	(386)		(764)
Net (gains) on securities available for sale	(79)		(441)
Discount (accretion) and premium amortization on securities, net	20		(42)
Originations of loans held for sale	(187,420)		(86,145)
Proceeds from sales of loans held for sale	176,156		82,671
Decrease in other assets	559		118
(Decrease) in other liabilities	(609)		(386)
Net cash (used in) provided by operating activities	$ (7,079)		$ 409
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and calls on investment securities	$ 362		$ 814
Proceeds from maturity, principal paydowns and
calls of securities available for sale	22,643		22,307
Proceeds from sale of securities available for sale	12,745		20,825
Purchase of securities available for sale	(24,766)		(49,770)
Investment in affiliate	-		(6,116)
Net (increase) in loans	(26,595)		(24,404)
Proceeds from sale of bank premises and equipment	-		18
Purchases of premises and equipment	(1,824)		(440)
Net cash (used in) investing activities	$ (17,435)		$ (36,766)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, and savings accounts	$ 51,672		$ 27,554
Net (decrease) increase in certificates of deposits	(3,766)		8,710
Net (decrease) in federal funds purchased	(1,500)		-
Proceeds from Federal Home Loan Bank advances	74,400		67,820
Payment on Federal Home Loan Bank advances	(101,650)		(54,320)
Proceeds from long-term debt	23,500		-
Payments on long-term debt	(16,000)		(125)
Cash dividends paid	(1,445)		(1,130)
Issuance of common stock	5		6
Increase in securities sold under agreements to repurchase	13,144		1,903
Net cash provided by financing activities	$ 38,360		$ 50,418
Increase in cash and cash equivalents	$ 13,846		$ 14,061
CASH AND CASH EQUIVALENTS
Beginning	$ 11,831		$ 9,523
Ending	$ 25,677		$ 23,584
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	2,813		2,930
Income taxes	967		842
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	4,181		317
Stock issuance for purchase of affiliate	-		2,000

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

Note 1.

General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2004 and the results of operations for the six month and three month periods ended June 30, 2004 and 2003 and changes in cash flows for the six months ended June 30, 2004 and 2003.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Middleburg Financial Corporation (the “Company”) for the year ended December 31, 2003 (the “2003 Form 10-K”).  The results of operations for the six month and three month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

On September 11, 2003, the Board of Directors of the Company approved a 2-for-1 stock split (the “Stock Split”) of the Company’s common stock (“Common Stock”).  The distribution of the additional shares of Common Stock was made on October 17, 2003 to shareholders of record as of October 2, 2003.  All share and per share information for all periods presented in this report has been retroactively restated to reflect the Stock Split.

Note 2.

Stock –Based Employee Compensation Plan

At June 30, 2004, the Company had a stock-based employee compensation plan.  The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
Net income, as reported	$ 3,676	$ 4,312	$ 1,728	$ 2,302
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(89)	(77)	(44)	(44)
Pro forma net income	$ 3,587	$ 4,235	$ 1,684	$ 2,258

Earnings per share:
Basic - as reported	$ 0.97	$ 1.15	$ 0.45	$ 0.61
Basic - pro forma	0.94	1.13	0.44	0.60
Diluted - as reported	0.94	1.13	0.44	0.60
Diluted - pro-forma	0.91	1.11	0.43	0.59

Note 3.

Securities

Securities being held to maturity at June 30, 2004 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
(In Thousands)
Obligations of states and
political subdivisions	$ 3,327	$ 133	$ -	$ 3,460
Mortgage backed securities	38	-	-	38
	$ 3,365	$ 133	$ -	$ 3,498

Securities available for sale at June 30, 2004 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 14,768	$ 12	$ (247)	$ 14,533
Corporate securities	3,326	141	(137)	3,330
Obligations of states and
political subdivisions	29,881	1,129	(19)	30,991
Mortgage backed securities	111,468	455	(3,060)	108,863
Other	18,604	77	(290)	18,391
	$ 178,047	$ 1,814	$ (3,753)	$176,108

Note 4.

Loan Portfolio

The consolidated loan portfolio is composed of the following:

	June 30,	December 31,
	2004	2003
	(In Thousands)

Commercial, financial and agricultural	$ 21,424	$ 20,360
Real estate construction	37,877	30,239
Real estate mortgage	215,257	198,290
Installment loans to individuals	12,836	11,828
Total loans	287,394	260,717
Less: Allowance for loan losses	2,906	2,605
Loans, net	$ 284,488	$ 258,112

The Company had $355,000 in non-performing assets at June 30, 2004.

Note 5.

Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	June 30,	December 31,
	2004	2003
	(In Thousands)
Balance at January 1	$ 2,605	$ 2,307
Provision charged to operating expense	219	575
Recoveries added to the allowance	166	27
Loan losses charged to the allowance	(84)	(304)
Balance at the end of the period	$ 2,906	$ 2,605

Note 6.

Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	Six Months Ended				Three Months Ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
		Per share		Per share		Per share		Per share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Basic EPS	3,803,322	$ 0.97	3,743,052	$ 1.15	3,803,496	$ 0.45	3,780,742	$ 0.61

Effect of dilutive
securities:
stock options	117,853		75,014		116,929		87,274
Diluted EPS	3,921,175	$ 0.94	3,818,066	$ 1.13	3,920,425	$ 0.44	3,868,016	$ 0.60

Note 7.

Segment Reporting

The Company operates in a decentralized fashion in two principal business activities: banking services and trust and investment advisory services.  Revenue from banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts through Middleburg Bank (the “Bank”).  Through the Bank’s 40% investment in Southern Trust Mortgage, LLC  (“Southern Trust”), the Company also recognizes its share of the net income from the Southern Trust investment in the other income section of the Bank’s income statement.

Revenues from trust and investment advisory activities are comprised mostly of fees based primarily upon the market value of the accounts under administration. The trust and investment advisory services are conducted by two subsidiaries of the Company, the Tredegar Trust Company (“Tredegar”) and Gilkison Patterson Investment Advisors, Inc. (“GPIA”).

The banking segment has assets in custody with Tredegar and accordingly pays Tredegar a monthly fee. The banking segment also pays interest to both Tredegar and GPIA on deposit accounts each company has at the Bank.  GPIA pays the Company a management fee each month for accounting and other services provided.  Transactions related to these relationships are eliminated to reach consolidated totals.

The following tables present segment information for the six months ended June 30, 2004 and June 30, 2003.

	For the Six Months Ended				For the Six Months Ended
	June 30, 2004				June 30, 2003

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 12,750	$ 19	$ (5)	$ 12,764	$ 12,164	$ 23	$ (4)	$ 12,183
Trust and investment advisory fee income	-	1,919	(46)	1,873	-	1,725	(37)	1,688
Other income	2,346	-	(21)	2,325	3,988	-	(20)	3,968

Total operating income	15,096	1,938	(72)	16,962	16,152	1,748	(61)	17,839

Expenses:
Interest expense	2,863	-	(5)	2,858	2,881	-	(4)	2,877
Salaries and employee benefits	4,046	1,050	-	5,096	4,242	884	-	5,126
Provision for loan losses	219	-	-	219	300	-	-	300
Other	3,037	587	(67)	3,557	2,833	601	(57)	3,377

Total operating expenses	10,165	1,637	(72)	11,730	10,256	1,485	(61)	11,680

Income before income taxes	4,931	301	-	5,232	5,896	263	-	6,159
Provision for income taxes	1,397	159	-	1,556	1,712	135	-	1,847

Net income	$ 3,534	$ 142	$ -	$ 3,676	$ 4,184	$ 128	$ -	$ 4,312

Total assets	$ 540,344	$ 7,967	$ (1,079)	$ 547,232	$ 473,689	$ 8,657	$ (713)	$ 481,633
Capital expenditures	$ 1,823	$ 1	$ -	$ 1,824	$ 414	$ 26	$ -	$ 440

The following tables present segment information for the three months ended June 30, 2004 and June 30, 2003.

	For the Three Months Ended				For the Three Months Ended
	June 30, 2004				June 30, 2003

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 6,436	$ 9	$ (3)	$ 6,442	$ 6,122	$ 12	$ (2)	$ 6,132
Trust and investment advisory fee income	-	959	(25)	934	-	861	(19)	842
Other income	1,051	-	(11)	1,040	2,153	-	(10)	2,143

Total operating income	7,487	968	(39)	8,416	8,275	873	(31)	9,117

Expenses:
Interest expense	1,415	-	(3)	1,412	1,426	-	(2)	1,424
Salaries and employee benefits	1,998	519	-	2,517	2,053	433	-	2,486
Provision for loan losses	110	-	-	110	225	-	-	225
Other	1,617	294	(36)	1,875	1,430	297	(29)	1,698

Total operating expenses	5,140	813	(39)	5,914	5,134	730	(31)	5,833

Income before income taxes	2,347	155	-	2,502	3,141	143	-	3,284
Provision for income taxes	693	81	-	774	916	66	-	982

Net income	$ 1,654	$ 74	$ -	$ 1,728	$ 2,225	$ 77	$ -	$ 2,302

Total assets	$ 540,344	$ 7,967	$ (1,079)	$ 547,232	$ 473,689	$ 8,657	$ (713)	$ 481,633
Capital expenditures	$ 1,670	$ 1	$ -	$ 1,671	$ 63	$ 1	$ -	$ 64

Note 8.

Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Six Months Ended June 30,
	2004	2003
Pension Benefits	(In Thousands)

Service cost	$ 203	$ 156
Interest cost	90	73
Expected return on plan assets	(103)	(74)
Amortization of net obligation
at transition	(2)	(2)
Amortization of net (gain) loss	16	18
Net periodic benefit cost	$ 204	$ 171

The Company previously disclosed in the 2003 Form 10-K that it expected to contribute $307,000 to its pension plan in 2004.  As of June 30 2004, no contributions have been made.  The Company plans to make all required contributions for 2004.

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

Presented below is discussion of those accounting policies that management believes are the most important (“Critical Accounting Policies”) to the portrayal and understanding of the Company’s financial condition and results of operations.  The Critical Accounting Policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Allowance for Loan Losses

The Bank monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  The Bank maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance:  the systematic methodology used to determine the appropriate level of the allowance to provide assurance it is maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

For loans without individual measures of impairment, the Bank makes estimates of losses for groups of loans as required by SFAS 5.  Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type.  A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan.  The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans including:  borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The amounts of estimated impairment for individually evaluated loans and groups of loans are added together for a total estimate of loan losses.  This estimate of losses is compared to the allowance for loan losses of the Bank as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  The Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties  and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Intangibles and Goodwill

The Company has approximately $6.4 million in intangible assets and goodwill at June 30, 2004, a decrease of $200,000 since December 31, 2003.  On April 1, 2002, the Bank acquired GPIA, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using SFAS Nos. 141 and 142 as a guideline) was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.

The purchase price allocation process requires management estimates and judgment as to expectations for the life span of various customer relationships as well as the value that key members of GPIA’s management add to the success of the Company.    For example, customer attrition rates were determined based upon assumptions that the past five years may predict the future.  If the actual attrition rates, among other assumptions, differed from the estimates and judgments used in the purchase price allocation, the amounts recorded in the Consolidated Financial Statements could result in a possible impairment of the intangible assets and goodwill or require an acceleration in the amortization expense.

In addition, SFAS No. 142 requires that goodwill be tested annually using a two-step process.  The first step is to identify a potential impairment.  The second step measures the amount of the impairment loss, if any. The Company engages an independent third party to conduct the two-step process as required by SFAS No. 142.  On January 27, 2004, the third party issued an opinion that stated the amount of goodwill carried on the Company’s balance sheet at December 31, 2003 was not impaired.

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

Financial Summary

Net income for the six months ended June 30, 2004 decreased to $3.7 million from the $4.3 million reported for the six months ended June 30, 2003.  Core operations have been impacted by a declining net interest margin, marginal decline in net mortgage banking income and slower than expected recovery in the investment sales division.  In addition, gains realized on the sale of investment securities during the first six months of 2004 decreased $362,000 from those realized during the same period in 2003.

Total average assets increased 19.6% from the June 30, 2003 amount of $443 million to $530 million at June 30, 2004.  Average shareholders’ equity increased 9.8% or $4.3 million during that same period. Annualized returns on average assets and equity for the six months ended June 30, 2004 were 1.4% and 15.2%, respectively, compared to 1.9% and 19.0% for the same period in 2003.

Total assets for the Company increased to $547.2 million at June 30, 2004, compared to $508.9 million at December 31, 2003, representing an increase of $38.3 million or 7.5%.  Total loans at June 30, 2004 were $284.5 million, an increase of $26.4 million from the December 31, 2003 amount of $258.1 million.  Additional staff, a solid local economy and the relationship with Southern Trust have contributed to the loan growth experienced thus far in 2004.  Net recoveries were $82,000 for the six months ended June 30, 2004.  Because the Company has experienced both fewer net charge offs and continued low levels of past due loans during 2004, the Company currently expects the provision made to the allowance for loan losses to be lower in 2004 than the amount recorded during 2003. However, should the pace of portfolio loan growth accelerate, then the provision could increase over the prior year.  The provision for the six months ended June 30, 2004 was $219,000. The allowance for loan losses was $2.9 million or 1.0% of total loans outstanding at June 30, 2004.

On April 15, 2003, the Bank acquired a 40% interest in Southern Trust.  In connection with the Bank’s investment in Southern Trust, the Bank’s existing mortgage operation was assumed by Southern Trust and the Company entered into two loan participation agreements with Southern Trust.  One arrangement is a tri-party agreement among the Company, Southern Trust and Colonial Bank, Southern Trust’s warehouse line lender.  The agreement details the arrangements by which the Company purchases 99.0% of selected loans from Colonial Bank. Currently, the Company charges Southern Trust a rate equal to the one month LIBOR rate at the time of purchase plus 170 basis points.  The LIBOR rate had a floor of 1.95%, which was removed on October 1, 2003.  As noted in the tri-party agreement, the Company does not intend to hold the purchased loans more than 30 days, Colonial Bank acts as a custodian on behalf of the Company, and the Company  engages  a third party  to perform annual testing to validate Colonial Bank’s procedures.  At June 30, 2004, the balance of the Company’s participated mortgages held for sale was $22.5 million.   The tri-party agreement is capped at $30.0 million.  The LIBOR rate for these loan participations adjusts monthly.

The Company also entered into a construction loan participation agreement with Southern Trust.  Under this agreement, the Company can purchase 93% of selected construction loans and draws, up to $20.0 million in outstanding balances and $30.0 million in commitments. The Company charges Southern Trust an interest rate equal to the prime rate plus up to 75 basis points on the outstanding participated loans held by the Company. Adjustments in rate related to movements in the prime rate will be made monthly.  There were $5.0 million in outstanding balances of these construction loans at June 30, 2004.

The investment portfolio decreased 7.8% to $179.5 million at June 30, 2004 compared to $194.6 million at December 31, 2003.  In anticipation of rising interest rates, the Company has held to an investment strategy during the previous 18 months that focuses on keeping the portfolio relatively short by purchasing securities with maturities that on average do not exceed three years.  This strategy has impacted the Company’s earnings, but management believes the shorter duration and portfolio run off is more desirable in the current interest rate environment.

Bank premises and equipment increased $1.2 million or 11.1% from $11.3 million at December 31, 2003 to $12.5 million at June 30, 2004. The increase represents the first of several anticipated initiatives detailed in the Company’s recently developed and adopted branching strategy.  The Company had engaged KDA Holdings, Inc. (“KDA”) to conduct a market analysis within its Northern Virginia market area and develop a strategic retail delivery plan to better position the Company to serve the Northern Virginia market.  KDA presented the Company with a three tier service delivery strategy. The first tier noted market areas that appeared most attractive to the Company based upon KDA’s market analysis results. The second and third tiers also reflected desirable markets that the Company should consider expansion into, but based upon analysis results, were subordinate to those contained in the first tier.

In consideration of the Company’s recent strategic decision to meet the needs of one of the nation’s fastest growing banking markets, the Company purchased a 1.0 acre parcel of land in Sterling, Virginia, a first tier location, on June 3, 2004. The purchase price of the land was $1.2 million.  The Company intends to construct a financial service center that will be approximately 6,600 square feet in size.  The new financial service center will provide service to clients living and working in Eastern Loudoun and Western Fairfax Counties.  The center will offer typical banking services including ATM, safe deposit boxes and a full complement of retail products.  The Sterling financial center is expected to open in 2005.

On July 12, 2004, the Company purchased a 1.3 acre parcel of land located in Warrenton, Virginia, also a first tier market area. The purchase price of the lot was $1.2 million.  Just as in Sterling, the Company plans to construct a full service financial service center on the property.  The facility is expected to be somewhere between 6,600 and 8,000 square feet.  The Warrenton financial service center is expected to open in 2005.

On July 30, 2004, the Company announced its agreement to purchase a partially constructed financial facility in Reston, Virginia.  The purchase price of the facility is $1.3 million.  The Company will lease the land that the facility rests on for approximately $220,000 annually.

Additionally, the Company has planned renovations to double the size of its Purcellville location in order to meet growing demand within the community.  The renovations are estimated to cost $1.6 million.  Construction is anticipated to be complete by year end 2004.

Deposits increased $47.9 million to $417.9 million at June 30, 2004 from $370.0 million at December 31, 2003. The Bank has developed an interest bearing product that integrates the use of the cash within client accounts at Tredegar for overnight funding at the Bank.  The overall balance of this product was $24.3 million at June 30, 2004 and is reflected in both the interest bearing deposit and securities sold under agreement to repurchase amounts on the balance sheet.  Absent the increase from the new deposit product for Tredegar clients, interest and non interest bearing demand deposits have grown by $33.5 million since December 31, 2003.  Time deposits decreased $3.8 million since December 31, 2003 to $100.4 million at June 30, 2004.  Securities sold under agreements to repurchase (Repo Accounts) increased $13.1  million from $13.5 million at December 31, 2003 to $26.7 million at June 30, 2004.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.  Nearly all of this increase is from the new deposit product developed for Tredegar.

Both the cash flow from the investment portfolio and the increase in deposits funded the Company’s asset growth experienced during the six months ended June 30, 2004, and also allowed for the curtailment of some of the outstanding funds borrowed on an overnight basis. Federal Home Loan Bank overnight advances were $0 at June 30, 2004 compared to $27.3 million at December 31, 2003.  Federal Home Loan Bank long term advances increased to $38.5 million at June 30, 2004, from $31.0 million at December 31, 2003.  Most of the overnight advances were paid with the funds deposited into the new Tredegar Trust deposit account; however, the Company decided to also obtain a termed advance with favorable pricing and reduce its overnight outstandings.

During the fourth quarter of 2003, the Company participated in a pooled offering to issue $5.0 million in trust preferred securities.  Trust preferred securities are long-term securities that are treated as Tier 1 capital for regulatory purposes and debt for income tax purposes, with an associated interest deduction for dividends paid.  The Company issued these trust preferred securities to support the branching strategy.

Shareholders’ equity was $46.8 million at June 30, 2004.  This amount represents a decrease of 1.1% from the December 31, 2003 amount of $47.3 million.  The book value per common share was $12.31 at June 30, 2004 and $12.44 at December 31, 2003.

Net Interest Income

Net interest income is one of the Company’s primary sources of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $9.9 million for the first six months of 2004 compared to $9.3 million for the same period in 2003, an increase of 6.5%.  Interest income increased 4.8% and interest expense decreased .70% when comparing the six months ended June 30, 2004 to June 30, 2003.   Average earning assets increased $78.1 million from $406.3 million for the six months ended June 30, 2003 to $484.4 million for the six months ended June 30, 2004.

 Interest income from loans increased $522,000 to $8.6 million for the six months ended June 30, 2004 compared to $8.1 million for the same period in 2003.  The increase in loan interest income results from the amount of loan growth experienced during the six month period ended June 30, 2004. Although the weighted average yield of new loans booked during the first six months of 2004 was nearly 53 basis points lower than that at 2003 year end, the net increase to the portfolio of nearly $27 million during the first six months of 2004 helped mitigate the impact of  record low interest rates to the Company.  Approximately $62 million, or 21.8%, of the loan portfolio at June 30, 2004 is tied to the Wall Street Journal prime interest rate. Each 25 basis point increase to this index would result in nearly $156,000 in additional annual interest income for that portion of the loan portfolio. Mortgages held for sale were $22.5 million at June 30, 2004.  Mortgages held for sale earn interest at the one month LIBOR rate plus a spread of 170 basis points.  The LIBOR rate for mortgages held for resale adjusts monthly.

On May 1, 2004, the Company implemented SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans. Implementation of this Statement changes the Company’s previous practice of recognizing loan origination and commitment fees at  inception of the loan.  With the implementation of the Statement, these fees are recognized over the life of the related loan as an adjustment of yield.  Since May 1, 2004, the recognition of $117,000 in loan fees has been deferred.  The deferral of such income reduced the yield on the loan portfolio by approximately 8 basis points for the six month period ended June 30, 2004. As a result, for the same six month period, the income recognition change negatively affected the net interest margin by nearly 5 basis points. Interest income from the investment portfolio increased $58,000 from $4.1 million for the six months ended June 30, 2003.

Average deposits increased $36.7 million from $338.5 million for the six months ended June 30, 2003 to $375.1 million for the six months ended June 30, 2004. Total interest expense remained virtually the same at $2.9 million for both the six months ended June 30, 2004 and 2003, respectively.  Interest expense related to borrowing funds increased nearly $251,000 from $1.4 million for the six months ended June 30, 2003 to $1.4 million for the six months ended June 30, 2004.  Both the addition of the new Tredegar deposit account and the continued low interest rate environment has contributed to the Company’s stable level of total interest expense. The new Tredegar deposit account earns interest at a rate equal to 75% of the Federal Home Loan Bank of Atlanta’s overnight rate.  The mix of low cost deposits versus time deposits changed slightly to approximately 75% in low cost deposits, versus 25% in higher cost time deposits at June 30, 2004.  At  June 30, 2003, the mix had been 70% in low cost deposits, versus 30%  in higher cost time deposits.

The net interest margin, on a tax equivalent basis, was 4.26% for the six months ended June 30, 2004 compared to 4.79% for the same period in 2003.  The decline in net interest margin stems from significant prepayments in both the investment and loan portfolio over the past year which have been reinvested in lower yielding assets and has been offset partially by growth in earning assets.

Noninterest Income

Noninterest income decreased 25.8% to $4.2 million for the first six months of 2004 compared to $5.7 million for the same period in 2003.  During the first quarter of 2003, mortgage banking income and certain loan fees related to mortgage banking were reported on a gross income basis.  All expenses of that department were reported as service charges within the non interest expenses. On April 15, 2003, the Bank acquired a 40% interest in Southern Trust and, as part of the investment in Southern Trust, the Bank’s mortgage banking department was transferred to Southern Trust.  All earnings of that department after April 30, 2003 are being reported within the equity in earnings from affiliate.  Sales fees and service charges from mortgage banking were $0 for the six months ended June 30, 2004 compared to $995,000 for the same period in  2003.  As agreed upon with the investment in Southern Trust, the Bank received 100% of the net income that had been budgeted for the mortgage operation for the year 2003.  For the amount that exceeds the 2003 budgeted net income level, the Bank received its 40% share. Earnings generated by the Middleburg branch of Southern Trust in years subsequent to 2003 will be split according to the Bank’s ownership percentage of Southern Trust. Equity in earnings from affiliate, was $879,000 for the six months ended June 30, 2004, an increase of $115,000 or 15.1% from $764,000 for the six month period ended June 30, 2003.  Because the interest in Southern Trust had been acquired on April 15, 2003, the 2003 amount included earnings from only two and a half months. Equity in earnings from affiliate comprised 20.9% of total noninterest income at June 30, 2004 compared to 13.5% at June 30, 2003. The equity earnings in Southern Trust accounted for $0.15 to net income per diluted share for the six months ended June 30, 2004 compared to $0.13 for the same period in 2003. Southern Trust closed $488.2 million in loans during the first six months of 2004 with only 36.3% of its production attributable to refinancing volume. For the same period in 2003, Southern Trust had closed $550.4 million in loans.

In addition to equity earnings from Southern Trust, the Bank also receives rental and data processing fees and interest on the outstanding balance of loan participations with Southern Trust.  For both of the periods ending June 30, 2004 and 2003, the rental and data processing income has contributed $0.01 to earnings per diluted share.

Commissions and fees from trust and investment advisory activities were $1.9 million for the six month period ended June 30, 2004 compared to $1.7 million for the same period in 2003. Investment advisory fees provided by GPIA totaled $1.1 million for the six months ended June 30, 2004 compared to

$1.0 million for the six months ended June 30, 2003.   At June 30, 2004, GPIA managed approximately $584 million in assets. Fiduciary fees, provided by Tredegar, increased 21.6% to $788,000 for the six months ended June 30, 2004 from $648,000 for the six months ended June 30, 2003. At June 30, 2004, Tredegar managed nearly $567 million in assets, an increase of 22.9% or $105.7 million from assets under administration at June 30, 2003. Fiduciary fees are based primarily upon the market value of the accounts under administration.

Service charges on deposits decreased 11.5% to $742,000 for the six months ended June 30, 2004, compared to $838,000 for the same period in 2003.  Other service charges, which includes certain loan fees, decreased $137,000 or  40.0% to $206,000 for the six months ended June 30, 2004.  Approximately $96,000 of the decrease resulted from the Company no longer recognizing certain loan fees related to the sale of mortgages since its investment in Southern Trust. Upon the Bank’s investment in Southern Trust, it ended its own mortgage operations.

Investment sales fees decreased 46.6% to $344,000 for the six months ended June 30, 2004, compared to $645,000 for the six months ended June 30, 2003. A strategic decision was made late in the third quarter of 2003 to change the broker dealer clearing provider in the investment services department.  This resulted in a decline in revenues. The new clearing relationship has provided better client service, heightened regulatory control and additional growth opportunities, and is anticipated to improve the financial contribution to the Company in the near term.  However, since the system conversion, the investment services department has downsized from five financial consultants to two.  This has significantly impacted the level of revenue generated by the department.  The Company plans to hire additional consultants during 2004 to assist in efforts to return to pre conversion production levels.

Noninterest Expense

Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total noninterest expense remained relatively stable, increasing only $150,000 from the six months ended June 30, 2003 to the six months ended June 30, 2004.  Cost controls over expense and lower sales commissions have contributed to the low increase in non interest expense.

Salaries and employee benefits decreased 0.6% when comparing the six months ended June 30, 2004 to the six months ended June 30, 2003. Commissions paid on investment sales fees and mortgage banking (included within the salaries and benefits expense) decreased 75.4% to $165,000 for the six months ended June 30, 2004 from $667,000 for the same period in  2003.  For the six months ended June 30, 2003, sales commissions included mortgage banking, which accounted for $318,000 of the total.  Mortgage banking sales commissions are now reported within equity in earnings from affiliate.

Net occupancy expense remained stable at $1.1 million for the six months ended June 30, 2004 and June 30, 2003.  As expansion efforts unfold, the Company anticipates higher levels of occupancy expense to be incurred.

Advertising expense increased 30.7% to $183,000 for the six months ended June 30, 2004 from $140,000 for the six months ended June 30, 2003. During the first half of 2004, the Company conducted a campaign that was targeted specifically to grow checking accounts.

 Computer operations expense increased from $300,000 for the six months ended June 30, 2003 to $352,000 for the six months ended June 30, 2004.  Some of the increase is related to increased cost of computer related maintenance contracts. During 2004, the Company also began a subscription to a human resource information system. Much of the increase is a result of both the increased number of the Company’s clients utilizing its online banking services and the increase in volume of online banking transactions. Some clients meeting specific criteria are provided free online banking services by the Company.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2004 was $2.9 million compared to $2.4 million at June 30, 2003.  The allowance for loan losses was 1.0% of total loans outstanding at June 30, 2004 and 1.0% of total loans outstanding at June 30, 2003.  The provision for loan losses was $219,000 for the six months ended June 30, 2004.  Because net charge offs have decreased during 2004, the provision added to the allowance for loan losses at June 30, 2004 has decreased over the same period in 2003. The provision was $300,000 for the six months ended June 30, 2003.  For the six months ended June 30, 2004, net loan recoveries totaled $82,000, compared to net charge offs of $238,000 for the same period in 2003.  Total loans past due 90 days or more at June 30, 2004 were approximately $28,000.  Non-performing loans were .12% of total loans outstanding at June 30, 2004 compared to .01% at June 30, 2003.  A large real estate loan placed on non accrual status in August 2003 is responsible for the increase in non performing loans.  Management believes that the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at June 30, 2004.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at June 30, 2004 and December 31, 2003 was $46.8 million and $47.3 million, respectively.  Total common shares outstanding at June 30, 2004 were 3,803,552.

At June 30, 2004 the Company’s tier 1 and total risk-based capital ratios were 16.1% and 17.3%, respectively, compared to 14.4% and 15.6% at December 31, 2003.  The Company’s leverage ratio was 10.1% at June 30, 2004 compared to 11.3% at December 31, 2003.  The Company’s capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $8 million, of which none was outstanding at June 30, 2004.  Federal funds purchased during the first six months of 2004 averaged $868,000 compared to an average of $460,000 during the same period in 2003.  At June 30, 2004 and December 31, 2003, the Company had $26.7 million and $13.5 million, respectively, of outstanding borrowings pursuant to Repo Accounts, with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.

The Company has a credit line in the amount of $93.0 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  The Company has utilized the credit line for both overnight and long-term funding throughout the first six months of 2004.  Overnight and long-term advances averaged $9.7 million and $42.9 million, respectively, for the six months ended June 30, 2004.

At June 30, 2004, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 45.5% of total deposits and liabilities.

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

The ongoing monitoring and management of interest rate risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually.  The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (ALCO) of the Bank.  In this capacity, ALCO develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given  a 100 basis point (bp) downward shift in interest rates and a 200 basis point upward shift.  A parallel and pro rata shift in rates over a 12-month period is assumed.  The following reflects the range of the Company’s net interest income sensitivity analysis during the six months ended June 30, 2004 as well as the fiscal year of 2003 compared to the 10% Board-approved policy limit.

For the Six Months Ended June 30, 2004

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(1.73%)

(1.45%)

(1.59%)

- 100 bp

(1.16%)

(1.15%)

(1.16%)

For the Year Ended December 31, 2003

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.11%)

.34%

(1.23%)

- 100 bp

.60%

(.28%)

.44%

Since December 31, 2003, the Company’s balance sheet has grown by $38.3 million.  Deposit inflows, investment portfolio cash flows and borrowings from the Federal Home Loan Bank have provided the funding for the growth in the loan portfolio.  The Company’s interest rate profile has a slightly liability sensitive bias for the next 12 months.  The profile then shifts toward intermediate and long term asset sensitivity over a one to two year and beyond two year time frame, respectively. The balance sheet growth strategy continues to move the Company towards a less sensitive profile; much of the recent loan growth has been of a  variable rate while funding growth has been in less sensitive non-maturity deposits. Based on conservative internal interest rate risk models and the assumption of a sustained rising rate environment, the Company expects net interest income to trend downward slightly throughout the first year as mortgage related assets extend and funding costs rise quickly. This expected decrease to net interest income could be as much as 1.73% or $356,000 in the first year of rising rates of 200 basis points. During the second year, as funding costs stabilize and  the asset base continues to reprice or replace, a widening of the balance sheet spread is predicted, thus causing a benefit to net interest income.

If interest rates should decline 100 basis points, the expected impact to  the Company’s net interest income over the next twelve months would be a decline of approximately $236,000.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on Wednesday, April 21, 2004 in Middleburg, Virginia.  The shareholders were asked to vote on the election of the directors of the Company.

At the Annual Meeting, the votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD

Howard M. Armfield	3,023,735	435
Joseph L. Boling	2,902,495	121,675
Childs Frick Burden	3,023,995	175
J. Lynn Cornwell, Jr.	3,023,735	435
William F. Curtis	2,902,235	121,935
Robert C. Gilkison	3,023,995	175
C. Oliver Iselin, III	2,902,394	121,777
Gary D. LeClair	3,023,995	175
Thomas W. Nalls	3,023,555	615
John Sherman	2,898,060	126,111
Millicent W. West	3,023,735	435
Edward T. Wright	2,902,235	121,935

The votes cast for, against or abstain for the ratification of the appointment of the firm Yount, Hyde & Barbour, P.C. as independent auditors for the Company for the fiscal year ending December 31, 2004 were as follows:

FOR	AGAINST	ABSTAIN
2,988,502	1,080	34,588

There were no other matters presented to the Company’s shareholders during the quarter ended June 30, 2004.

Item 5.  Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

(b)

Reports on Form 8-K

On May 4, 2004, the Company furnished a Current Report on Form 8-K dated April 28, 2004 to report, under Item 12, and attach as an exhibit and incorporate by reference, a press release that reported the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

    (Registrant)

Date:  August 16, 2004

/s/ Joseph L. Boling

Joseph L. Boling

Chairman of the Board & CEO

Date:  August 16, 2004

/s/ Alice P. Frazier

Alice P. Frazier

Executive Vice President & COO

(Chief Financial Officer)

Date:  August 16, 2004

/s/ Kathleen J. Chappell

Kathleen J. Chappell

Senior Vice President & Controller

(Chief Accounting Officer)

EXHIBIT INDEX

Exhibits

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350