Form 10-Q
period 2004-09-30
MIDDLEBURG FINANCIAL CORP
filed 2004-11-15
CIK 914138

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

 3,803,727 shares of common stock, par value $2.50 per share,

outstanding as of November 4, 2004

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

21

 Item 4.        Controls and Procedures

23

Part II.     Other Information

Item 1.

Legal Proceedings

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.

Defaults upon Senior Securities

24

Item 4.

Submission of Matters to a Vote of Security Holders

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

Signatures

25

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2004	2003
Assets:
Cash and due from banks	$ 12,838	$ 10,668
Interest-bearing balances in banks	196	423
Temporary investments:
Federal funds sold	1,250	-
Money market investments	-	740
Securities (fair value: September 30, 2004,
$181,506, December 31, 2003, $194,793)	181,376	194,581
Loans held for sale	25,468	11,192
Loans, net of allowance for loan losses of $3,154 in 2004
and $2,605 in 2003	309,120	258,112
Bank premises and equipment, net	15,299	11,261
Other assets	28,283	21,962

Total assets	$ 573,830	$ 508,939

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$ 118,423	$ 103,845
Savings and interest-bearing demand deposits	194,172	161,963
Time deposits	95,579	104,178
Total deposits	$ 408,174	$ 369,986

Federal funds purchased	-	1,500
Securities sold under agreements to
repurchase	43,684	13,535
Federal Home Loan Bank advances	13,600	27,250
Long-term debt	38,500	31,000
Trust preferred capital notes	15,000	15,000
Other liabilities	3,786	3,341
Total liabilities	$ 522,744	$ 461,612

Shareholders' Equity:
Common stock, par value $2.50 per
share, authorized 20,000,000 shares;
issued and outstanding at September 30, 2004 - 3,803,727
issued and outstanding at December 31, 2003 - 3,803,102	$ 9,509	$ 9,508
Capital surplus	5,548	5,541
Retained earnings	34,198	30,798
Accumulated other comprehensive income, net	1,831	1,480
Total shareholders' equity	$ 51,086	$ 47,327

Total liabilities and shareholders' equity	$ 573,830	$ 508,939

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	For the Nine Months		For the Quarter
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Interest and Dividend Income
Interest and fees on loans	$ 13,318	$ 12,348	$ 4,704	$ 4,256
Interest on investment securities
Taxable	1	1	-	-
Exempt from federal income taxes	129	151	39	48
Interest on securities available for sale
Taxable	4,704	4,562	1,522	1,521
Exempt from federal income taxes	1,126	1,166	365	390
Dividends	146	210	49	68
Interest on federal funds sold and other	29	39	10	11
Total interest income	$ 19,453	$ 18,477	$ 6,689	$ 6,294
Interest Expense
Interest on deposits	$ 2,191	$ 2,497	$ 748	$ 785
Interest on long-term debt	1,861	1,669	606	563
Interest on short-term borrowings	289	102	129	43
Total interest expense	$ 4,341	$ 4,268	$ 1,483	$ 1,391
Net interest income	$ 15,112	$ 14,209	$ 5,206	$ 4,903
Provision for Loan Losses	508	425	289	125
Net interest income after provision
for loan losses	$ 14,604	$ 13,784	$ 4,917	$ 4,778
Other Income
Trust and investment advisory fee income	$ 2,783	$ 2,569	$ 910	$ 881
Service charges on deposits	1,138	1,216	396	378
Net gains (losses) on securities
available for sale	88	387	9	(54)
Fees on loans held for resale	-	900	-	-
Commissions on investment sales	541	845	197	201
Equity in earnings of affiliate	1,447	1,484	568	720
Other service charges, commissions and fees	297	435	91	93
Other operating income	148	89	73	52
Total other income	$ 6,442	$ 7,925	$ 2,244	$ 2,271
Other Expense
Salaries and employee benefits	$ 7,773	$ 7,514	$ 2,677	$ 2,388
Net occupancy expense of premises	1,668	1,683	564	558
Advertising	243	189	60	170
Computer operations	556	470	204	49
Other operating expenses	2,896	2,719	978	908
Total other expense	$ 13,136	$ 12,575	$ 4,483	$ 4,073

Income before income taxes	$ 7,910	$ 9,134	$ 2,678	$ 2,976
Income taxes	2,342	2,733	786	886
Net income	$ 5,568	$ 6,401	$ 1,892	$ 2,090

Net income per share, basic	$ 1.46	$ 1.70	$ 0.50	$ 0.55
Net income per share, diluted	$ 1.42	$ 1.66	$ 0.48	$ 0.54
Dividends per share	$ 0.57	$ 0.50	$ 0.19	$ 0.19

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2004 and 2003

(In Thousands, Except Share Data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income	Income	Total
Balances - December 31, 2002	$ 9,263	$ 3,644	$ 25,184	$ 3,319		$ 41,410
Comprehensive Income
Net income			6,401		$ 6,401	6,401
Issuance of common stock (90,488 shares)	226	1,795				2,021
Other comprehensive income
net of tax:
Unrealized holding losses arising during the
period (net of tax $1,364)					(2,138)
Reclassification adjustment for
gains realized in net income (net of tax $132)					(255)
Other comprehensive income (net of tax $1,233)				(2,393)	(2,393)	(2,393)
Total comprehensive income					$ 4,008
Cash dividends declared			(1,883)			(1,883)
Balances - September 30, 2003	$ 9,489	$ 5,439	$ 29,702	$ 926		$ 45,556

Balances - December 31, 2003	$ 9,508	$ 5,541	$ 30,798	$ 1,480		$ 47,327
Comprehensive Income
Net income			5,568		$ 5,568	5,568
Other comprehensive income
net of tax:
Unrealized holding gains arising during the
period (net of tax $211)					409
Reclassification adjustment for
gains realized in net income (net of tax $30)					(58)
Other comprehensive income (net of tax $181)				351	351	351
Total comprehensive income					$ 5,919
Cash dividends declared			(2,168)			(2,168)
Issuance of common stock (625 shares)	1	7				8
Balances - September 30, 2004	$ 9,509	$ 5,548	$ 34,198	$ 1,831		$ 51,086

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 5,568	$ 6,401
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	508	425
Depreciation and amortization	1,159	1,188
Equity in undistributed earnings of affiliate	(750)	(1,053)
Net (gains) on securities available for sale	(88)	(387)
Discount (accretion) and premium amortization on securities, net	19	(121)
Originations of loans held for sale	(287,392)	(162,920)
Proceeds from sales of loans held for sale	273,116	164,731
(Increase) decrease in other assets	(4,983)	581
(Increase) in other liabilities	(636)	(541)
Net cash (used in) provided by operating activities	$ (13,479)	$ 8,304
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and calls on investment securities	$ 747	$ 915
Proceeds from maturity, principal paydowns and
calls of securities available for sale	32,245	38,701
Proceeds from sale of securities available for sale	14,323	29,071
Purchase of securities available for sale	(33,510)	(75,142)
Investment in affiliate	-	(6,116)
Net (increase) in loans	(51,516)	(37,127)
Proceeds from sale of bank premises and equipment	-	17
Purchases of bank premises and equipment	(4,884)	(545)
Net cash (used in) investing activities	$ (42,595)	$ (50,226)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, and savings accounts	$ 46,787	$ 30,841
Net (decrease) increase in certificates of deposits	(8,599)	7,055
Net (decrease) in federal funds purchased	(1,500)	-
Proceeds from Federal Home Loan Bank advances	135,800	129,820
Payment on Federal Home Loan Bank advances	(149,450)	(114,820)
Proceeds from long-term debt	28,500	-
Payments on long-term debt	(21,000)	(185)
Cash dividends paid	(2,168)	(1,718)
Issuance of common stock	8	21
Increase in securities sold under agreements to repurchase	30,149	1,499
Net cash provided by financing activities	$ 58,527	$ 52,513
Increase in cash and cash equivalents	$ 2,453	$ 10,591
CASH AND CASH EQUIVALENTS
Beginning	11,831	9,523
Ending	$ 14,284	$ 20,114
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 2,656	$ 4,200
Income taxes	(725)	1,858
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	531	(3,630)
Stock issuance for purchase of affiliate	-	2,000

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

Note 1.

General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2004 and the results of operations for the nine month and three month periods ended September 30, 2004 and 2003 and changes in cash flows for the nine months ended September 30, 2004 and 2003.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Middleburg Financial Corporation (the “Company”) for the year ended December 31, 2003 (the “2003 Form 10-K”).  The results of operations for the nine month and three month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.

Stock –Based Employee Compensation Plan

At September 30, 2004, the Company had a stock-based employee compensation plan.  The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
Net income, as reported	$ 5,568	$ 6,401	$ 1,892	$ 2,090
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(133)	(128)	(44)	(50)
Pro forma net income	$ 5,435	$ 6,273	$ 1,848	$ 2,040

Earnings per share:
Basic - as reported	$ 1.46	$ 1.70	$ 0.50	$ 0.55
Basic - pro forma	1.43	1.67	0.49	0.54
Diluted - as reported	1.42	1.66	0.48	0.54
Diluted - pro-forma	1.39	1.63	0.47	0.52

Note 3.

Securities

Securities being held to maturity at September 30, 2004 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
(In Thousands)
Obligations of states and
political subdivisions	$ 2,942	$ 130	$ -	$ 3,072
Mortgage backed securities	37	-	-	37
	$ 2,979	$ 130	$ -	$ 3,109

Securities available for sale at September 30, 2004 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 14,762	$ 6	$ (76)	$ 14,692
Corporate securities	3,344	182	(42)	3,484
Obligations of states and
political subdivisions	29,880	1,877	(5)	31,752
Mortgage backed securities	109,553	1,117	(916)	109,754
Other	18,083	633	(1)	18,715
	$ 175,622	$ 3,815	$ (1,040)	$ 178,397

Note 4.

Loan Portfolio

The consolidated loan portfolio is composed of the following:

	September 30,	December 31,
	2004	2003
	(In Thousands)

Commercial, financial and agricultural	$ 23,551	$ 20,360
Real estate construction	43,114	30,239
Real estate mortgage	233,124	198,290
Installment loans to individuals	12,485	11,828
Total loans	312,274	260,717
Less: Allowance for loan losses	3,154	2,605
Loans, net	$ 309,120	$ 258,112

The Company had $336,000 in non-performing assets at September 30, 2004.

Note 5.

Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	September 30,	December 31,
	2004	2003
	(In Thousands)
Balance at January 1	$ 2,605	$ 2,307
Provision charged to operating expense	508	575
Recoveries added to the allowance	176	27
Loan losses charged to the allowance	(135)	(304)
Balance at the end of the period	$ 3,154	$ 2,605

Note 6.

Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	Nine Months Ended				Three Months Ended
	September 30, 2004		September 30, 2003		September 30, 2004		September 30, 2003
		Per share		Per share		Per share		Per share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Basic EPS	3,803,438	$ 1.46	3,760,296	$ 1.70	3,803,671	$ 0.50	3,794,782	$ 0.55

Effect of dilutive
securities:
stock options	115,421		86,641		110,456		109,894
Diluted EPS	3,918,859	$ 1.42	3,846,936	$ 1.66	3,914,127	$ 0.48	3,904,676	$ 0.54

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

Revenues from trust and investment advisory activities are comprised mostly of fees based upon the market value of the accounts under administration. The trust and investment advisory services are conducted by two subsidiaries of the Company, Tredegar Trust Company (“Tredegar”) and Gilkison Patterson Investment Advisors, Inc. (“GPIA”).

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

The following tables present segment information for the nine months ended September 30, 2004 and September 30, 2003.

	For the Nine Months Ended				For the Nine Months Ended
	September 30, 2004				September 30, 2003

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 19,432	$ 29	$ (8)	$ 19,453	$ 18,450	$ 33	$ (6)	$ 18,477
Trust and investment advisory
fee income	-	2,851	(68)	2,783	-	2,624	(55)	2,569
Other income	3,690	-	(31)	3,659	5,385	1	(30)	5,356

Total operating income	23,122	2,880	(107)	25,895	23,835	2,658	(91)	26,402

Expenses:
Interest expense	4,349	-	(8)	4,341	4,274	-	(6)	4,268
Salaries and employee benefits	6,207	1,566	-	7,773	6,167	1,347	-	7,514
Provision for loan losses	508	-	-	508	425	-	-	425
Other	4,586	876	(99)	5,363	4,224	922	(85)	5,061

Total operating expenses	15,650	2,442	(107)	17,985	15,090	2,269	(91)	17,268

Income before income taxes	7,472	438	-	7,910	8,745	389	-	9,134
Provision for income taxes	2,108	234	-	2,342	2,530	203	-	2,733

Net income	$ 5,364	$ 204	$ -	$ 5,568	$ 6,215	$ 186	$ -	$ 6,401

Total assets	$ 567,577	$ 8,062	$ (1,809)	$ 573,830	$ 473,821	$ 8,701	$ (805)	$ 481,717
Capital expenditures	$ 4,883	$ 1	$ -	$ 4,884	$ 460	$ 85	$ -	$ 545

The following tables present segment information for the three months ended September 30, 2004 and September 30, 2003.

	For the Three Months Ended				For the Three Months Ended
	September 30, 2004				September 30, 2003

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 6,682	$ 9	$ (3)	$ 6,688	$ 6,286	$ 10	$ (2)	$ 6,294
Trust and investment advisory
fee income	-	932	(22)	910	-	899	(18)	881
Other income	1,344	-	(10)	1,334	1,398	1	(10)	1,389

Total operating income	8,026	941	(35)	8,932	7,684	910	(30)	8,564

Expenses:
Interest expense	1,486	-	(3)	1,483	1,393	-	(2)	1,391
Salaries and employee benefits	2,161	516	-	2,677	1,925	463	-	2,388
Provision for loan losses	289	-	-	289	125	-	-	125
Other	1,549	289	(32)	1,806	1,391	321	(28)	1,684

Total operating expenses	5,485	805	(35)	6,255	4,834	784	(30)	5,588

Income before income taxes	2,541	136	-	2,677	2,850	126	-	2,976
Provision for income taxes	711	75	-	786	818	68	-	886

Net income	$ 1,830	$ 61	$ -	$ 1,891	$ 2,032	$ 58	$ -	$ 2,090

Total assets	$ 567,577	$ 8,062	$ (1,809)	$ 573,830	$ 473,821	$ 8,701	$ (805)	$ 481,717
Capital expenditures	$ 3,060	$ -	$ -	$ 3,060	$ 46	$ 59	$ -	$ 64

Note 8.

Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Nine Months Ended September 30,
	2004	2003
Pension Benefits	(In Thousands)

Service cost	$ 305	$ 234
Interest cost	135	110
Expected return on plan assets	(154)	(111)
Amortization of net obligation
at transition	(3)	(3)
Net actuarial loss	24	26
Net periodic benefit cost	$ 307	$ 256

The Company previously disclosed in the 2003 Form 10-K that it expected to contribute $307,000 to its pension plan in 2004.  As of September 30 2004, no contributions have been made.   The Company plans to make all required contributions for 2004.

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

The Bank’s credit administration department evaluates various loans individually for impairment as required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies (“SFAS 5”), with a group of loans that have similar characteristics.

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

Intangibles and Goodwill

The Company had approximately $6.3 million in intangible assets and goodwill at September 30, 2004, a decrease of $253,000 since December 31, 2003.  On April 1, 2002, the Bank acquired GPIA, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using SFAS Nos. 141 and 142 as a guideline) was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $6.3 million in intangible assets and goodwill at September 30, 2004 is attributable to the Company’s investment in Tredegar.

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

Financial Summary

Net income for the nine months ended September 30, 2004 decreased to $5.6 million from the $6.4 million reported for the nine months ended September 30, 2003.  Core operations have been impacted by a declining net interest margin, marginal decline in net mortgage banking income and slower than expected recovery in the investment sales division.  In addition, gains realized on the sale of investment securities during the first nine months of 2004 decreased $299,000 from those realized during the same period in 2003.

Total average assets increased 16.9% from $458 million for the nine months ended September 30, 2003 to $536 million for the same period in 2004.  Average shareholders’ equity increased 10.1% or $4.5 million over the same periods. Annualized returns on average assets and equity for the nine months ended September 30, 2004 were 1.4% and 15.2%, respectively, compared to 1.9% and 19.5% for the same period in 2003.

Total assets for the Company increased to $573.8 million at September 30, 2004, compared to $508.9 million at December 31, 2003, representing an increase of $64.9 million or 12.8%.   Net loans at September 30, 2004 were $309.1 million, an increase of $51.0 million from the December 31, 2003 amount of $258.1 million.  Additional staff, a solid local economy and the relationship with Southern Trust Mortgage Company (“Southern Trust”) have contributed to the loan growth experienced thus far in 2004.  Net recoveries were $41,000 for the nine months ended September 30, 2004.  The provision for loan losses for the nine months ended September 30, 2004 was $508,000 compared to $425,000 for the same period in 2003.  The allowance for loan losses was $3.2 million or 1.0% of total loans outstanding at September 30, 2004.

On April 15, 2003, the Bank acquired a 40% interest in Southern Trust.  In connection with the Bank’s investment in Southern Trust, the Bank’s existing mortgage operation was assumed by Southern Trust and the Bank entered into two loan participation agreements with Southern Trust.  One arrangement is a tri-party agreement among the Bank, Southern Trust and Colonial Bank, Southern Trust’s warehouse line lender.  Under this agreement, the Bank purchases 99.0% of selected loans from Colonial Bank. Currently, the Bank charges Southern Trust a rate equal to the one month LIBOR rate at the time of purchase plus 170 basis points. The LIBOR rate previously had a floor of 1.95%, which was removed on October 1, 2003.  Under the tri-party agreement, the Bank does not intend to hold the purchased loans more than 30 days. Colonial Bank acts as a custodian on behalf of the Bank, and the Bank engages a third party to perform annual testing to validate Colonial Bank’s procedures. At September 30, 2004, the balance of the Bank’s participated mortgages held for sale was $25.5 million.   The tri-party agreement is capped at a balance of $30.0 million.  The LIBOR rate for these loan participations adjusts monthly.

The Bank also entered into a construction loan participation agreement with Southern Trust.  Under this agreement, the Bank can purchase 93% of selected construction loans and draws, up to $20.0 million in outstanding balances and $30.0 million in commitments. The Bank charges Southern Trust an interest rate equal to the prime rate plus up to 75 basis points on the outstanding participated loans held by the Bank. Adjustments in rate related to movements in the prime rate are made monthly.  There were $3.0 million in outstanding balances of these construction loans at September 30, 2004.

The investment portfolio decreased 6.8% to $181.4 million at September 30, 2004 compared to $194.6 million at December 31, 2003.  In anticipation of rising interest rates, the Company has held to an investment strategy during the previous 18 months that focuses on keeping the portfolio relatively “short” by purchasing securities with maturities that on average do not exceed three years.  This strategy has negatively impacted the Company’s earnings, but management believes the shorter duration and portfolio run off is more desirable in the current interest rate environment.

Bank premises and equipment increased $4.0 million or 35.9% from $11.3 million at December 31, 2003 to $15.3 million at September 30, 2004. The increase represents the execution of several initiatives in the Company’s branching strategy.  The Company had engaged KDA Holdings, Inc. (“KDA”) to conduct a market analysis within its Northern Virginia market area and develop a strategic retail delivery plan to better position the Company to serve the Northern Virginia market.  KDA presented the Company with a three tier service delivery strategy. The first tier noted market areas that appeared most attractive to the Company based upon KDA’s market analysis results. The second and third tiers also reflected desirable markets that the Company should consider expansion into, but based upon analysis results, were subordinate to those contained in the first tier.

In consideration of the Company’s recent strategic decision to meet the needs of one of the nation’s fastest growing banking markets, the Company purchased a 1.0 acre parcel of land in Sterling, Virginia, a first tier location, on June 3, 2004. The purchase price of the land was $1.2 million.  The Company intends to construct a financial service center that will be approximately 6,600 square feet in size.  The new financial service center will provide service to clients living and working in eastern Loudoun and western Fairfax Counties.  The center will offer typical banking services including ATM, safe deposit boxes and a full complement of retail products.  The Sterling financial center is expected to open in 2006.

On July 12, 2004, the Company purchased a 1.3 acre parcel of land located in Warrenton, Virginia, also a first tier market area. The purchase price of the lot was $1.2 million.  Just as in Sterling, the Company plans to construct a full service financial service center on the property.  The facility is expected to be between 6,600 and 8,000 square feet.  The Warrenton financial service center is expected to open in late 2005.  The Company has hired two lending officers for the Warrenton location and plans to soon offer lending services in this market.

On October 7, 2004, the Company purchased a financial service facility in Reston, Virginia.  The purchase price of the facility was $1.4 million.  The Company will lease the land on which the building sits.  The land lease has an original term of 15 years, commencing October 1, 2004, and a minimal annual rent of $200,000 which will increase two percent per annum on each November 1st during the original lease term. The Company has two options to renew the lease beyond the initial term, each of which is for a period of five years.  The Reston financial services center opened November 8, 2004.  The Company has hired several staff members and loan officers to serve this market.

Additionally, the Company has planned renovations to double the size of its Purcellville location in order to meet growing demand within the community.  The renovations are estimated to cost $1.6 million.  Construction is anticipated to be complete by the end of 2004.

On August 31, 2004, the Company purchased $6.0 million of Bank Owned Life Insurance (BOLI). This investment is reflected in the other asset section of the Company’s balance sheet. The Company purchased BOLI to help offset increasing employee benefit costs.  The Company plans to purchase another $5.0 million in BOLI during the fourth quarter of 2004.  The earnings from BOLI will help the Company offset an expected fourth quarter expense related to the restructure of its supplemental retirement plans.

Deposits increased $38.1 million to $408.2 million at September 30, 2004 from $370.0 million at December 31, 2003. The Bank has developed an interest bearing product that integrates the use of the cash within client accounts at Tredegar for overnight funding at the Bank.  The overall balance of this product was $29.5 million at September 30, 2004 and is reflected in both the interest bearing deposit and securities sold under agreement to repurchase amounts on the balance sheet.  Absent the increase from the new deposit product for Tredegar clients, interest and non interest bearing demand deposits have grown by $30.1 million since December 31, 2003.  Time deposits decreased $8.6 million since December 31, 2003 to $95.6 million at September 30, 2004.  Securities sold under agreements to repurchase (Repo Accounts) increased $30.1 million from $13.5 million at December 31, 2003 to $43.7 million at September 30, 2004.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.  Nearly all of this increase is from the new deposit product developed for Tredegar.

Both the cash flow from the investment portfolio and the increase in deposits funded the Company’s asset growth experienced during the nine months ended September 30, 2004, and also allowed for the curtailment of some of the outstanding funds borrowed on an overnight basis. Federal Home Loan Bank overnight advances were $13.6 million at September 30, 2004 compared to $27.3 million at December 31, 2003.  Federal Home Loan Bank long term advances increased to $38.5 million at September 30, 2004, from $31.0 million at December 31, 2003.  Most of the overnight advances were paid with the funds deposited into the new Tredegar Trust deposit account; however, to reduce additional overnight outstandings, the Company also decided to obtain a termed advance with favorable pricing.

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

Shareholders’ equity was $51.1 million at September 30, 2004.  This amount represents an increase of 8.0% from the December 31, 2003 amount of $47.3 million.  The book value per common share was $13.43 at September 30, 2004 and $12.44 at December 31, 2003.

Net Interest Income

Net interest income is one of the Company’s primary sources of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $15.1 million for the first nine months of 2004 compared to $14.2 million for the same period in 2003, an increase of 6.4%.  Interest income increased 5.3% and interest expense increased 1.7% when comparing the nine months ended September 30, 2004 to September 30, 2003.   Average earning assets increased $71.8 million from $417.5 million for the nine months ended September 30, 2003 to $489.3 million for the nine months ended September 30, 2004.

 Interest income from loans increased $970,000 to $13.3 million for the nine months ended September 30, 2004 compared to $12.3 million for the same period in 2003.  The increase in loan interest income results from the amount of loan growth experienced during the nine month period ended September 30, 2004. Although the weighted average yield of new loans booked during the first nine months of 2004 was nearly 51 basis points lower than that at 2003 year end, the net increase to the portfolio of nearly $51 million during the first nine months of 2004 helped mitigate the impact of record low interest rates to the Company.  Approximately $66.6 million, or 19.8%, of the loan portfolio at September 30, 2004 is tied to the Wall Street Journal prime interest rate. Mortgages held for sale were $25.5 million at September 30, 2004. Mortgages held for sale earn interest at the one month LIBOR rate plus a spread of 170 basis points.  The LIBOR rate for mortgages held for resale adjusts monthly.

On May 1, 2004, the Company implemented SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans. Implementation of this Statement changes the Company’s previous practice of recognizing loan origination and commitment fees at inception of the loan.  With the implementation of the Statement, these fees are recognized over the life of the related loan as an adjustment of yield.  Since May 1, 2004, the recognition of $239,000 in loan fees has been deferred.  The deferral of such income reduced the yield on the loan portfolio by approximately 12 basis points for the nine month period ended September 30, 2004. As a result, for the same nine month period, the income recognition change negatively affected the net interest margin by nearly eight basis points. Interest income from the investment portfolio remained relatively unchanged at $6.1 million for the nine month periods ended September 30, 2003 and September 30, 2004.

Average deposits increased $28.9 million from $348.9 million for the nine months ended September 30, 2003 to $377.8 million for the nine months ended September 30, 2004. Total interest expense increased $74,000 for the nine months ended September 30, 2004.  Interest expense related to borrowing funds increased nearly $379,000 from $1.8 million for the nine months ended September 30, 2003 to $2.2 million for the nine months ended September 30, 2004.  Both the addition of the new

Tredegar deposit account and the continued low interest rate environment has contributed to the Company’s stable level of total interest expense. The new Tredegar deposit account earns interest at a rate equal to 75% of the Federal Home Loan Bank of Atlanta’s overnight rate.  The mix of low cost deposits versus time deposits changed slightly to approximately 77% in low cost deposits, versus 23% in higher cost time deposits at September 30, 2004.  At September 30, 2003, the mix had been 73% in low cost deposits, versus 27% in higher cost time deposits.

The net interest margin, on a tax equivalent basis, was 4.27% for the nine months ended September 30, 2004 compared to 4.75% for the same period in 2003.  The decline is attributed to both the lower yields earned on new loan growth during a period of low interest rates and the Company’s increased reliance on borrowed money to fund the earning asset growth.  The Company’s total average earning assets have increased $71.8 million since September 30, 2003.  The annualized net tax equivalent interest income has increased $1.2 million to $21.0 million for the nine months ended September 30, 2004 from $19.9 million for the same period in 2003.

Noninterest Income

Noninterest income decreased 15.6% to $6.4 million for the first nine months of 2004 compared to $7.9 million for the same period in 2003.  During the first quarter of 2003, mortgage banking income and certain loan fees related to the Bank’s mortgage banking department were reported on a gross income basis.  All expenses of that department were reported as service charges within the non interest expenses. On April 15, 2003, the Bank acquired a 40% interest in Southern Trust and, as part of the investment in Southern Trust, the Bank’s mortgage banking department was transferred to Southern Trust.  All earnings of that department after April 30, 2003 are being reported within the equity in earnings from affiliate.  As a result, sales fees and service charges from mortgage banking were $0 for the nine months ended September 30, 2004 compared to $981,000 for the same period in 2003.

As agreed upon with the investment in Southern Trust, the Bank received 100% of the net income that had been budgeted for the mortgage operation for the year 2003.  For the amount that exceeded the 2003 budgeted net income level, the Bank received its 40% share. Earnings generated by the Middleburg branch of Southern Trust in years subsequent to 2003 will be split according to the Bank’s ownership percentage of Southern Trust. Equity in earnings from affiliate was $1.4 million for the nine months ended September 30, 2004, which is virtually unchanged from $1.5 million for the nine month period ended September 30, 2003. Because the interest in Southern Trust had been acquired on April 15, 2003, the 2003 amount included earnings from only five and a half months of their operations. Equity in earnings from affiliate comprised 22.5% of total noninterest income for the nine months ended September 30, 2004 compared to 18.7% for the nine months ended September 30, 2003. Southern Trust closed $688.4 million in loans during the first nine months of 2004 with only 34.4% of its production attributable to refinancing volume.

In addition to equity earnings from Southern Trust, the Bank also receives rental and data processing fees and interest on the outstanding balance of loan participations with Southern Trust.  For the nine month periods ending September 30, 2004 and 2003, the rental and data processing income earned from Southern Trust was $82,000 and $50,000, respectively.  These fees reflect an increase of $0.01 to earnings per diluted share.

Commissions and fees from trust and investment advisory activities were $2.8 million for the nine month period ended September 30, 2004 compared to $2.6 million for the same period in 2003. Investment advisory fees provided by GPIA totaled $1.6 million for each of the nine months ended September 30, 2004 and September 30, 2003.   At September 30, 2004, GPIA managed approximately $566.2 million in assets. GPIA recently experienced closings of accounts associated with a former employee that had market values totaling $21.8 million at September 30, 2004. There were no performance issues related to the decision to close the accounts. Utilizing the September 30, 2004 market value, it is expected that these accounts closing will result in a decrease of annual fees of approximately $110,000.  Fiduciary fees, provided by Tredegar, increased 17.8% to $1.2 million for the nine months ended September 30, 2004 from $996,000 for the nine months ended September 30, 2003. At September 30, 2004, Tredegar managed nearly $579.2 million in assets, an increase of 13.5% or $68.7 million from assets under administration at September 30, 2003. Fiduciary fees are based upon the market value of the accounts under administration.

Service charges on deposits decreased 6.4% to $1.1 million for the nine months ended September 30, 2004, compared to $1.2 million for the same period in 2003.  Other service charges, which includes certain loan fees, decreased $138,000 or 31.8% to $297,000 for the nine months ended September 30, 2004.  Approximately $92,000 of the decrease resulted from the Company’s no longer recognizing certain loan fees related to the sale of mortgages following its investment in Southern Trust. Upon the Bank’s investment in Southern Trust, it ended its own mortgage operations.

Investment sales fees decreased 36.0% to $541,000 for the nine months ended September 30, 2004, compared to $845,000 for the nine months ended September 30, 2003. A strategic decision was made late in the third quarter of 2003 to change the broker dealer clearing provider in the investment services department.  This resulted in a decline in revenues. The new clearing relationship has provided better client service, heightened regulatory control and additional growth opportunities, and is anticipated to improve the financial contribution to the Company in the near term.  However, since the system conversion, the investment services department has downsized from five financial consultants to two.  This downsize has significantly impacted the level of revenue generated by the department.  The Company has hired additional consultants during 2004 to assist in efforts to return to pre conversion production levels.  Investment sales fees totaled $196,700 for the three months ended September 30, 2004 compared to $169,100 for the three months ended June 30, 2004.

Noninterest Expense

Total noninterest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total noninterest expense increased $561,000 from $12.6 million for the nine months ended September 30, 2003 to $13.1 million for the nine months ended September 30, 2004.  The modest increase in noninterest expense has been achieved with cost controls over expenses.

Salaries and employee benefits increased 3.4% when comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003. Additions to staff to support business development, retail branching and the formation of a wealth management team have contributed to the increase in salaries and employee benefits.  Because the Company hired staff and commercial lenders for its new facility in Reston prior to the November 8, 2004 opening date, nearly $40,000 in salaries and other expenses were expended for that facility during the nine months ended September 30, 2004. With the Company’s implementation of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans, on May 1, 2004, $160,000 in salary expense has been deferred. Commissions paid on investment sales fees and mortgage banking (included within the salaries and benefits expense) decreased 66.6% to $257,000 for the nine months ended September 30, 2004 from $769,000 for the same period in 2003.  For the nine months ended September 30, 2003, sales commissions included mortgage banking, which accounted for $318,000 of the total.  Mortgage banking sales commissions are now reported within equity in earnings from affiliate.

Net occupancy expense remained stable at $1.7 million for each of the nine months ended September 30, 2004 and September 30, 2003.  As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred. Approximately $27,000 of non-capitalizable costs related to the renovation of the Company’s Purcellville branch have been expensed to net occupancy and equipment expense for the nine month period ended September 30, 2004.

Advertising expense increased 28.5% to $243,000 for the nine months ended September 30, 2004 from $189,000 for the nine months ended September 30, 2003. During the first half of 2004, the Company conducted a campaign that was targeted specifically to grow checking accounts.

 Computer operations expense increased from $470,000 for the nine months ended September 30, 2003 to $556,000 for the nine months ended September 30, 2004.  The increase is related to both the increased cost of computer related maintenance contracts and the increased number of the Company’s clients utilizing its online banking services and the increase in volume of online banking transactions. Clients meeting specific criteria are provided free online banking services by the Company.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2004 was $3.2 million compared to $2.5 million at September 30, 2003.  The allowance for loan losses was 1.0% of total loans outstanding at September 30, 2004 and 1.0% of total loans outstanding at September 30, 2003.  The provision for loan losses was $508,000 for the nine months ended September 30, 2004.  The provision was $425,000 for the nine months ended September 30, 2003.  For the nine months ended September 30, 2004, net loan recoveries totaled $41,000, compared to net charge offs of $252,000 for the same period in 2003.  Total loans past due 90 days or more at September 30, 2004 were approximately $3,000.  Non-performing loans were .12% of total loans outstanding at September 30, 2004 compared to .19% at September 30, 2003. Management believes that the allowance for loan losses is adequate to cover credit losses inherent in the loan portfolio at September 30, 2004.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at September 30, 2004 and December 31, 2003 was $51.1 million and $47.3 million, respectively.  Total common shares outstanding at September 30, 2004 were 3,803,727.

At September 30, 2004, the Company’s tier 1 and total risk-based capital ratios were 15.7% and 16.7%, respectively, compared to 14.4% and 15.6% at December 31, 2003.  The Company’s leverage ratio was 10.4% at September 30, 2004 compared to 11.3% at December 31, 2003.  The Company’s capital structure places it above the regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, short-term investments, securities classified as available for sale and loans and securities maturing within one year.  As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $8 million, of which none was outstanding at September 30, 2004.  Federal funds purchased during the first nine months of 2004 averaged $839,000 compared to an average of $397,000 during the same period in 2003.  At September 30, 2004 and December 31, 2003, the Company had $43.7 million and $13.5 million, respectively, of outstanding borrowings pursuant to Repo Accounts, with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.

The Company has a credit line in the amount of $114.1 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  The Company has utilized the credit line for both overnight and long-term funding throughout the first nine months of 2004.  Overnight and long-term advances averaged $8.5 million and $41.7 million, respectively, for the nine months ended September 30, 2004.

At September 30, 2004, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 42.3% of total deposits and liabilities.

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

•

the ability to continue to attract low cost core deposits to fund asset growth;

•

the successful management of interest rate risk;

•

changes in general economic and business conditions in the Company’s market area;

•

maintaining cost controls and asset qualities as the Company opens or acquires new branches;

•

reliance on the Company’s management team, including its ability to attract and retain key personnel;

•

maintaining capital levels adequate to support the Company’s growth;

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 100 basis point (bp) downward shift in interest rates and a 200 basis point upward shift.  A parallel and pro rata shift in rates over a 12-month period is assumed.  The following reflects the range of the Company’s net interest income sensitivity analysis during the nine months ended September 30, 2004 as well as the fiscal year of 2003 compared to the 10% Board-approved policy limit.

For the Nine Months Ended September 30, 2004

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.05%)

(1.45%)

(1.75%)

- 100 bp

(1.16%)

(0.52%)

(0.94%)

For the Year Ended December 31, 2003

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.11%)

.34%

(1.23%)

- 100 bp

.60%

(.28%)

.44%

Since December 31, 2003, the Company’s balance sheet has grown by $64.9 million.  Deposit inflows, investment portfolio cash flows and borrowings from the Federal Home Loan Bank have provided the funding for this growth.  The Company’s interest rate profile has a slightly liability sensitive bias for the next 12 months.  The profile then shifts toward intermediate and long term asset sensitivity over a “one to two year” and “beyond two year” time frame, respectively.  The balance sheet growth strategy continues to move the Company towards a less liability sensitive profile; much of the recent loan growth has been of a variable rate, while funding growth has been in less sensitive non-maturity deposits. Based on conservative internal interest rate risk models and the assumption of a sustained rising rate environment, the Company expects net interest income to trend downward slightly throughout the next twelve months as mortgage related assets extend and funding costs rise quickly.  This expected decrease to net interest income could be as much as 2.05% or $429,000 in the first year of rising rates of 200 basis points. During the second year, as funding costs stabilize and the asset base continues to reprice or replace, a widening of the balance sheet spread is predicted, thus causing a benefit to net interest income.

If interest rates should decline 100 basis points, the expected impact to the Company’s net interest income over the next twelve months would be a decline of approximately $108,000 resulting from falling asset yields exceeding funding cost reductions.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Date:  November 10, 2004

/s/ Joseph L. Boling

Joseph L. Boling

Chairman of the Board & CEO

Date:  November 10, 2004

/s/ Alice P. Frazier

Alice P. Frazier

Executive Vice President & COO

(Chief Financial Officer)

Date:  November 10, 2004

/s/ Kathleen J. Chappell

Kathleen J. Chappell

Senior Vice President & Controller

(Chief Accounting Officer)

EXHIBIT INDEX

Exhibits

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350