Form 10-K
period 2004-12-31
MIDDLEBURG FINANCIAL CORP
filed 2005-03-16
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number  0-24159

MIDDLEBURG FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1696103 (I.R.S. Employer Identification No.)
111 West Washington Street Middleburg, Virginia (Address of principal executive offices)	20117 (Zip Code)

,

Registrant’s telephone number, including area code (703) 777-6327

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes   X    No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $91,383,147

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  3,798,053 shares of Common Stock as of March 9, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders – Part III

TABLE OF CONTENTS

PART I

Page

ITEM 1.

BUSINESS

3

ITEM 2.

PROPERTIES

15

ITEM 3.

LEGAL PROCEEDINGS

16

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE

OF SECURITY HOLDERS

16

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF

 EQUITY SECURITIES

17

ITEM 6.

SELECTED FINANCIAL DATA

19

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

19

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

49

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

51

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

51

ITEM 9A.

CONTROLS AND PROCEDURES

51

ITEM 9B.

OTHER INFORMATION

53

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

53

ITEM 11.

EXECUTIVE COMPENSATION

53

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

54

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

54

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

54

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

54

PART I

ITEM 1.

BUSINESS

General

Middleburg Financial Corporation (the “Company”) is a bank holding company that was incorporated under Virginia law in 1993.  The Company changed its name in May 2002 from “Independent Community Bankshares, Inc.” to “Middleburg Financial Corporation.”  The Company conducts its primary operations through three wholly owned subsidiaries, Middleburg Bank (the “Bank”), Tredegar Trust Company (“Tredegar”), both of which are chartered under Virginia law, and Gilkison Patterson Investment Advisors, Inc. (“GPIA”), which  is a SEC registered investment advisor.

The Bank has six full service branches and one limited service facility.  The Bank has its main office at 111 West Washington Street, Middleburg, Virginia 20117, and has offices in Ashburn, Leesburg, Purcellville and Reston, Virginia.  The Bank opened for business on July 1, 1924.

Tredegar has its main office at 821 East Main Street, Richmond, Virginia 23219, and a branch office in Middleburg, Virginia.  Tredegar opened for business in January 1994.

GPIA has its main office at 1901 North Beauregard Street, Alexandria, VA  22311.

The Bank serves western Loudoun County and the northern part of Fairfax County.  Loudoun County is in northwestern Virginia and included in the Washington-Baltimore Metropolitan statistical area.  Loudoun County’s population is approximately 229,000 as of June 30, 2004, with over one-third of the population located in the Company’s markets.  The local economy is driven by service industries requiring a high skill level, self-employed individuals, the equine industry and the independently wealthy.  Fairfax County is in northern Virginia and is included in the Washington-Baltimore Metropolitan statistical area.  Fairfax County’s population is approximately 1,022,000 as of January 31, 2004.  The local economy is driven by service industries and federal, state and local governments.  Tredegar serves primarily the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan, as well as Fairfax and Loudoun Counties.  However, Tredegar does have clients outside of its primary market.  Richmond is the state capital of Virginia, and the greater Richmond area has a population in excess of 997,000 as of the 2000 U. S. Census.  GPIA primarily serves the District of Columbia metropolitan area including contingent markets in Virginia and Maryland but also has clients in 25 other states.

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

As of December 31, 2004, the Company had a total of 171 full time equivalent employees.  The Company considers relations with its employees to be excellent.  The Company’s employees are not represented by a collective bargaining unit.

Segment Reporting

The Company operates in a decentralized fashion in two principal business activities: banking services and trust and investment advisory services.  Revenue from banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts through the Bank.  Through the Bank’s 40% investment in Southern Trust, the Company also recognizes its share of the net income from the Southern Trust investment in the other income section of the Bank’s income statement.

Revenues from trust and investment advisory activities are comprised mostly of fees based upon the market value of the accounts under administration. The trust and investment advisory services are conducted by two subsidiaries of the Company, Tredegar and GPIA.

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

The following tables present segment information for the years ended December 31, 2004 and 2003.

	December 31, 2004				December 31, 2003

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 26,643	$ 40	$ (16)	$ 26,667	$ 24,745	$ 43	$ (8)	$ 24,780
Trust and investment advisory fee income	-	3,782	(94)	3,688	-	3,527	(74)	3,453
Other income	4,947	-	(42)	4,906	6,512	1	(45)	6,468

Total operating income	31,590	3,823	(152)	35,261	31,257	3,571	(127)	34,701

Expenses:
Interest expense	6,049	-	(16)	6,033	5,584	-	(8)	5,576
Salaries and employee benefits	8,833	2,054	-	10,887	8,152	1,845	-	9,997
Provision for loan losses	796	-	-	796	575	-	-	575
Other	6,609	1,199	(136)	7,672	5,790	1,219	(119)	6,890

Total operating expenses	22,287	3,253	(152)	25,388	20,101	3,064	(127)	23,038

Income before income taxes	9,303	570	-	9,873	11,156	507	-	11,663
Provision for income taxes	2,513	268	-	2,781	3,195	249	-	3,444

Net income	$ 6,790	$ 302	$ -	$ 7,092	$ 7,961	$ 258	$ -	$ 8,219

Total assets	$ 600,033	$ 7,658	$ (1,570)	$ 606,121	$ 508,039	$ 8,017	$ (6,652)	$ 509,404
Capital expenditures	$ 6,194	$ 1	$ -	$ 6,195	$ 601	$ 56	$ -	$ 657

Competition

The Company faces significant competition for both loans and deposits.  Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders.  Its most direct competition for deposits has historically come from savings and loan associations and savings banks, commercial banks, credit unions and other financial institutions.  Based upon total deposits at June 30, 2004 as reported to the FDIC, the Company has the second largest share of deposits with 18.3% market share among the banking organizations operating in Loudoun County, Virginia.  With its acquisition of First Virginia Banks in July 2003, BB&T Corporation has gained the largest share of deposits in the market.  Statistical data for Fairfax County did not include our Reston location as of the latest FDIC report.  The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

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

GPIA competes for its clients and accounts with other money managers and investment brokerage firms.  Like the rest of the Company, GPIA is dedicated to quality service and high investment performance for its clients.  GPIA, which was formerly known as Kahn Brothers Investment Management Company, has successfully operated in its markets for 23 years.  Upon entering into a purchase option with the Company, KBIMC changed its name to “Gilkison Patterson Investment Advisors, Inc.”

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements including commitments to extend credit.  At December 31, 2004, commitments to extend credit totaled $71.0 million.

Construction Lending

The Bank makes local construction loans, primarily residential, and land acquisition and development loans.  The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained.  At December 31, 2004, construction, land and land development loans outstanding were $45.5 million, or 13.0%, of gross loans.  Approximately 95% of these loans are concentrated in the Loudoun County, Virginia markets.  The average life of a construction loan is approximately 12 months and it reprices monthly to meet the market, typically prime plus one percent.  Because the interest rate charged on these loans floats with the market, the construction loans help the Company in managing its interest rate risk.  Construction lending entails significant additional risks, compared with residential mortgage lending.  Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 75% to 85% of appraised value, in addition to analyzing the creditworthiness of its borrowers.  The Bank  also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields.  To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers.  Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be readily ascertainable.  In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself.  Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.  The Bank has an outside third party loan review and monitoring  process to regularly assess the repayment ability of commercial borrowers.  At December 31, 2004, commercial loans totaled $27.1 million, or 7.8% of the total loan portfolio.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches.  At December 31, 2004, commercial real estate loans aggregated $125.3 million, or 35.9%, of the Bank’s gross loans.

In its underwriting of commercial real estate, the Bank may lend, under internal policy, up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending.  Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation.  The Bank also evaluates the location of the security property and typically requires personal guarantees or endorsements of the borrowers’ principal owners.

One-to-Four-Family Residential Real Estate Lending

Residential lending activity may be generated by the Bank’s loan originator solicitation, referrals by real estate professionals, existing or new bank clients and purchases of whole loans from Southern Trust.  Loan applications are taken by a Bank loan officer.  As part of the application process, information is gathered concerning income, employment and credit history of the applicant.  Loans are underwritten using the Bank’s underwriting guidelines.  Security for the majority of the Bank’s residential lending is in the form of owner occupied one-to-four-family dwellings. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Board of Directors.

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

At December 31, 2004, $135.7 million, or 38.9%, of the Bank’s loan portfolio consisted of one-to four-family residential real estate loans.  Of the $135.7 million, $89.7 million were fixed rate mortgages while the remaining $46.0 million were adjustable rate mortgages.   The fixed rate loans are typically 3, 5, 7 or 10 year balloons amortized over a 30 year period.  The Bank has about $21.8 million in fixed rate loans that have maturities of 15 years or greater.  Approximately 57.4% of the $51.4 million of fixed rate loans have maturities of 5 years or less.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and if required, flood insurance.  Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Company does require escrows for real estate taxes and insurance.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, credit cards, and home equity lines of credit and loans.  At December 31, 2004, the Bank had consumer loans of $11.9 million or 3.4% of gross loans.  Such loans are generally made to customers with which the Bank has a pre-existing relationship.  The Bank currently originates all of its consumer loans in its geographic market area.  Most of the consumer loans are tied to the prime lending rate and reprice monthly.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolven cy laws, may limit the amount which can be recovered on such loans.  Such loans may also give rise to claims and defenses by a consumer  borrower against an assignee of collateral securing the loan such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.  Consumer loan delinquencies often increase over time as the loans age.

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

The following description summarizes the significant federal and state laws applicable to the Company and its subsidiaries.  To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

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

Payment of Dividends

The Company is a legal entity separate and distinct from its banking and other subsidiaries.  The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries.  The Bank is subject to laws and regulations that limit the amount of dividends it can pay.  In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition ..  The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends.  During the year ended December 31, 2004, the Bank declared $2.2 million in dividends payable to the Company.

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

Interstate Banking and Branching

Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation.  Effective June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date.  After a bank has acquired branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board.  The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks.  The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in i nterest rates, deposit levels, loan demand or the business and earnings of the Bank.

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits.  NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at an institution.  For net transaction accounts in 2005, the first $7.0 million, up from $6.6 million in 2004, will be exempt from reserve requirements.  A three percent reserve ratio will be assessed on net transaction accounts over $7.0 million up to and including $47.4 million, up from $45.4 million in 2004.  A 10 percent reserve ratio will be applied above $47.6 million. These percentages are subject to adjustment by the Federal Reserve Board. &nbs p;Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks.  Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit.  Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus.  Section 22(h) also prohibits loans, above amounts prescribed by the appropriate f ederal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting.  The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000).  Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

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

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

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

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates.  It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended.  It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.”  Additionally, t he new law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.  An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes.  The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the act.

Bank Secrecy Act

Under the Bank Secrecy Act, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury.  In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.  The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution.  As part of its BSA program, the USA PATRIOT Act also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review lists of individuals and entities who are prohibited from opening accounts at financial institutions.

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

The Ashburn bank branch, which is leased, opened in June 1999 and consists of 3,400 rentable square feet at 20955 Professional Plaza, Suite 100, Ashburn, Virginia 20147.  The office is a full service branch with five teller windows, three drive-up facilities and a drive-up automated teller machine.  The initial term of the lease is 15 years with two five-year renewal options.  The annual lease expense associated with this location is $76,000.

The Reston bank branch opened in November 2004 and consists of one-story building of brick construction with approximately 3,500 square feet of floor space, located at 1779 Fountain Drive, Reston, Virginia, 20190.  The office is a full service branch with three double-stack drive-up facilities and a drive-up automated teller machine.  The Bank owns this branch building but leases the land upon which it resides.  The initial term of the lease is 10 years with two five-year renewal options.  The annual lease expense associated with this location is $222,000.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s Common Stock trade on the Nasdaq SmallCap Market under the symbol “MBRG.”  The high and low sale prices per share for the Company’s Common Stock for each quarter of 2003 and 2004, and the amount of cash dividends per share in each quarter, are set forth in the table below.  All amounts have been adjusted to reflect a two-for-one stock split of the Common Stock in October 2003.

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low
2003: 1st quarter 2nd quarter 3rd quarter 4th quarter	23.94 29.68 36.65 44.85	21.17 22.88 28.50 36.50	.16 .16 .19 .19
2004: 1st quarter 2nd quarter 3rd quarter 4th quarter	40.50 38.75 36.75 39.00	34.00 33.00 32.07 35.01	.19 .19 .19 .19

As of March 14, 2005, the Company had approximately 1,750 shareholders of record.

The Company historically has paid cash dividends on a quarterly basis.  The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies.  The Company or the Bank has paid regular cash dividends for over 204 consecutive quarters.

The Company did not repurchase any shares of Common Stock during the fourth quarter of 2004.  On June 16, 1999, the Company adopted a repurchase plan, which authorizes management to purchase up to $5.0 million of the Company’s common stock from time to time.

ITEM 6.

SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated.  The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2004, 2003, 2002, 2001 and 2000.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except ratios and per share amounts)
Income Statement Data:
Interest income	$26,667	$24,780	$23,758	$21,822	$19,209
Interest expense	6,033	5,576	6,524	7,814	7,041
Net interest income	$20,634	$19,204	$17,234	$14,008	$12,168
Provision for loan losses	796	575	300	300	400
Net interest income after
provision for loan losses	$19,838	$18,629	$16,934	$13,708	$11,768
Non-interest income	8,476	9,499	7,312	4,827	3,669
Securities gains (losses)	118	422	(73)	384	(204)
Non-interest expense	18,559	16,887	15,526	11,947	9,555
Income before income taxes	$9,873	$11,663	$8,647	$6,972	$5,678
Income taxes	2,781	3,444	2,335	1,755	1,450
Net income	$7,092	$8,219	$6,312	$5,217	$4,228

Per Share Data: (1)
Net income, basic	$1.86	$2.18	$1.73	$1.49	$1.22
Net income, diluted	1.81	2.13	1.69	1.46	1.21
Cash dividends	0.76	0.69	0.60	0.50	0.42
Book value at period end	13.54	12.44	11.18	8.66	7.84

Balance Sheet Data:
Assets (2)	$606,121	$509,404	$425,284	$354,411	$289,461
Loans, net of unearned income	348,824	260,717	212,107	196,400	177,598
Securities	174,388	194,581	163,673	124,351	81,577
Deposits	424,879	369,986	328,903	271,731	224,640
Shareholders’ equity	51,562	47,327	41,410	30,338	27,271
Average shares outstanding, basic (1)	3,804	3,770	3,642	3,492	3,482
Average shares outstanding, diluted (1)	3,920	3,867	3,726	3,566	3,504

Performance Ratios:
Return on average assets	1.29%	1.78%	1.62%	1.67%	1.62%
Return on average equity	14.31%	18.27%	17.24%	17.55%	17.46%
Capital to assets	8.51%	9.30%	9.74%	8.57%	9.42%
Dividend payout	40.76%	31.69%	34.58%	33.53%	34.57%
Efficiency ratio(3)	61.92%	57.00%	60.93%	60.40%	57.40%

Capital and Liquidity Ratios:
Risk-based capital ratios:
Tier 1 capital	14.2%	14.4%	14.8%	16.4%	12.7%
Total capital	15.1%	15.6%	15.6%	17.3%	13.6%
Leverage	10.2%	11.3%	10.6%	12.5%	9.7%

(1)

Amounts have been adjusted to reflect a two-for-one stock split of the Common Stock in October 2003.

(2)

Amounts have been adjusted to reflect the application of FASB Interpretation No. 46R.  The common equity portion of the Trust Preferred entities has been deconsolidated and is included in Assets for all years reported.

(3)

The efficiency ratio is a key performance indicator in the Company’s industry.  The Company monitors this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning.  The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses.  It is a measure of the relationship between operating expenses to earnings.  Net interest income on a tax equivalent basis for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 were $29,974,000, $29,626,000, $25,484,000, $19,907,000 and $16,752,000.  See “Critical Accounting Policies” on page 22 for additional information.

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

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through three wholly owned subsidiaries, the Bank, Tredegar and GPIA.  The Bank is a community bank serving western Loudoun County and northern Fairfax County, Virginia with six full service branches and one limited service facility.  Tredegar is a trust company headquartered in Richmond, Virginia with a branch office in Middleburg, Virginia. GPIA is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 26 states.

The Company generates a significant amount of its income from the net interest income earned by the Bank.  Net interest income is the difference between interest income and interest expense and the quality of the assets.  Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon.  The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses.  Tredegar and GPIA generate fee income from providing investment management and trust services to its clients.  Investment management and trust fees are generally based upon the value of assets und er management, and, therefore can be significantly affected by fluctuation in the values of securities caused by changes in the capital markets.

In 2004, the Company continued to realize the benefit of high growth rates in both assets and net interest income.  By December 31, 2004, total assets reached $606.1 million, an increase of 19.0%.  Total assets at December 31, 2003 were $509.4 million.  Loans, net of unearned income, grew 33.8% from $260.7 million at December 31, 2003 to $348.8 million at December 31, 2004.  This is the largest single year increase in portfolio loans in the past 10 years.  Considering the current interest rate environment, the Company has been cautious about the amount and type of loan growth it has added to the loan portfolio.  Additional staff, a solid local economy and the relationship with Southern Trust contributed to the strong loan growth experienced.  Total deposits increased $54.9 million from $370.0 million at December 31, 2003 to $424.9 million at December 31, 2004.  Low cost d eposits, including demand checking, interest checking, savings and money market accounts, continue to drive much of the growth in deposits.  The net interest margin declined from 4.75% for the year ended December 31, 2003 to 4.28% for the year ended December 31, 2004.  The decline is attributed to both the lower yields earned on new loan growth during a period of low interest rates and the Company’s increased reliance on borrowed money to fund the earning asset growth. The net interest margin compression of 47 basis points experienced in the first quarter of 2004 was offset slightly by strong earning asset growth thus providing a 7.4% increase in net interest income.  Results for 2004 were also favorably affected by the growth in revenues from Tredegar’s fiduciary fees and from the Bank’s investment in Bank Owned Life Insurance  (BOLI). Non-interest expenses grew at a rate of 9.9% for the 2004 year compared to 2003.  Expense related to regulatory compliance and branchi ng efforts contributed to this increase for 2004. Because of the Company’s plans for growth and expansion, it is expected that non-interest expense growth rates may exceed this level in the future.  The Company remains well capitalized with risk-adjusted core capital and total capital ratios well above the regulatory minimums.  Asset quality measures also remained consistently strong throughout the year.  The loan loss provision increased primarily due to loan growth.

The Company plans to expand the integration of Tredegar, GPIA and the Bank’s investment services department into a more focused wealth management program for all of the Company’s clients.  Also, through the affiliation with Southern Trust, the Bank plans to continue to increase its loan portfolio by purchasing high credit quality, low loan to value first deeds of trusts on residential property.  The Bank plans to continue its focus on low cost deposit growth with advertising campaigns that target potential clients affected by recent bank mergers.   Management has developed a branching strategy that includes expansion into Warrenton, Virginia (Fauquier County) in June 2005, and Sterling, Virginia (Loudoun County) in late 2006.  Other markets under consideration include Herndon and Chantilly (Loudoun County). Management will look for key lenders in those market s to join the Bank’s team to generate earning assets and awareness prior to the branch opening.

The Company is not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on the registrant’s liquidity, capital resources or results of operations.

Recent Financial Developments

In February 2005, the Company executed a lease for a facility in Warrenton, Virginia.  The lease has an original term of 20 years, commencing March 1, 2005, and a minimum annual rent of $123,000 which will increase three percent per annum on each March 1st during the original lease term.  The Company has four options to renew the lease beyond the initial term, each of which is for a period of five years.  The Warrenton financial services center opening is tentatively planned for the second quarter of 2005.  The Company has already hired several staff members and loan officers to serve this market.

The Reston bank branch, opened in November 2004 and consists of one-story building of brick construction with approximately 3,500 square feet of floor space, located at 1779 Fountain Drive, Reston, Virginia, 20190.  The office is a full service branch with three double-stack drive-up facilities and a drive-up automated teller machine.  The Bank owns this branch building but leases the land upon which it resides.  The initial term of the lease is 10 years with two five-year renewal options.  The annual lease expense associated with this location is $222,000.

During 2004, the Company purchased $10.8 million of Bank Owned Life Insurance (BOLI). This investment is reflected in the other asset section of the Company’s balance sheet. The Company purchased BOLI to help offset increasing employee benefit costs.

On April 15, 2003, the Bank acquired a 40% interest in Southern Trust.  Upon the acquisition of the minority interest in Southern Trust, the Bank’s existing mortgage operation was assumed by Southern Trust. In connection with the Southern Trust investment, the Bank entered into two loan participation agreements with Southern Trust.  One arrangement is a tri-party agreement among the Bank, Southern Trust and Colonial Bank, Southern Trust’s warehouse line lender.  The agreement details the arrangements by which the Bank purchases 99.0% of selected loans from Colonial Bank. The Bank charges Southern Trust a rate equal to the one month LIBOR rate at the time of purchase plus 170 basis points.  As noted in the tri-party agreement, the Bank does not intend to hold the purchased loans more than 30 days, Colonial Bank maintains the note documentation on behalf of the Bank , and the Bank will engage semi-annual testing to be conducted by a third party to validate Colonial Bank procedures.  At December 31, 2004, the balance of the Bank’s participated mortgages held for sale was $21.3 million.   The tri-party agreement is capped at $30.0 million.

The Bank also entered into a construction loan participation agreement with Southern Trust.  According to this agreement, the Bank can purchase 93% of selected construction loans and draws, up to $20.0 million in outstanding balances and $30.0 million in commitments. The Bank will charge Southern Trust an interest rate equal to the prime rate plus 75 basis points on the outstanding participated loans held by the Bank. Adjustments in rate related to movements in the prime rate will be made monthly.  There were $1.1 million in outstanding construction participation loans at December 31, 2004.

 The Company exercised its option to buy GPIA in April 2002.  The terms of the transaction included a total purchase price of $6 million with 119,748 common shares of the Company issued to the shareholders of GPIA.  At the time of acquisition, GPIA had approximately $630 million of assets under management with clients in 30 states.   Clients who are located in Washington, DC, Maryland and Virginia account for approximately 68% of the assets under management.   Assets under management by both Tredegar and GPIA were approximately $1.1 billion at December 31, 2004.

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

The Bank evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies (“SFAS 5”) , with a group of loans that have similar characteristics.

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

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans and lease losses.  This estimate of losses is compared to the allowance for loan and lease losses of the Bank as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  The Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties  and variability related to the factors used , and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Intangibles and Goodwill

The Bank has approximately $6.2 million in intangible assets and goodwill at December 31, 2004, a decrease of $338,000 since December 31, 2003.  On April 1, 2002, the Bank acquired GPIA, a registered investment advisor, for $6 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using FAS 141 and 142 as a guideline) was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years.  The remainder of the purchase price has been allocated to goodwill.  Approximately $1.0 million of the $6.2 million in intangible assets and goodwill at December 31, 2004 is attributable to the Company’s investment in Tredegar.

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

Tax-Equivalent Interest Income

Tax-equivalent interest income is gross interest income adjusted for the non-taxable interest income earned on municipal securities and corporate securities, which are dividend-received deduction eligible.  The effective tax rate of 34% is used in calculating tax equivalent income related to municipal securities and corporate securities.  A dividend-received deduction of 70% is used in determining tax-equivalent income related to corporate securities, as well.

Results of Operations

Net Income

Net income for 2004 was $7.1 million, a decrease of 13.4% from 2003’s net income of $8.2 million.  Net income for 2003 increased 30.2% over 2002’s net income of $6.3 million. For 2004, earnings per diluted share were $1.81 compared to $2.13 and $1.69 for 2003 and 2002, respectively.

Return on average assets (“ROA”) measures how effectively the Company employs its assets to produce net income.  The ROA for the Company decreased to 1.29% for the year ended December 31, 2004 from 1.78% for the same period in 2003.  The decrease in ROA in 2004 is the result of increases in capital expenditures related to the Bank’s branching strategy.  The increase in ROA in 2003 stems largely from equity earnings from the investment in Southern Trust.  The ROA for 2002 was 1.62%.  Return on average equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested.  ROE decreased to 14.3% for the year ended December 31, 2004.   ROE was 18.3% and 17.2% for the years ended December 31, 2003 and 2002, respectively.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities as of December 31.  Non accrual loans are included in the loan balances.

Average Balances, Income and Expenses, Yields and Rates

(Years Ended December 31)

		2004			2003			2002
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Assets :
Securities:
Taxable	$ 147,868	$ 6,333	4.28%	$ 131,564	$ 6,339	4.82%	$ 101,725	$ 5,629	5.53%
Tax-exempt (1) (2)	35,770	2,552	7.13%	36,700	2,717	7.40%	36,471	2,757	7.56%
Total securities	$ 183,638	$ 8,885	4.84%	$ 168,264	$ 9,057	5.38%	$ 138,196	$ 8,386	6.07%
Loans
Taxable	$ 313,947	$ 18,597	5.92%	$ 250,345	$ 16,577	6.62%	$ 213,844	$ 16,137	7.55%
Tax-exempt (1)	290	24	8.28%	415	33	7.85%	758	63	8.31%
Total loans	$ 314,237	$ 18,621	5.93%	$ 250,760	$ 16,609	6.62%	$ 214,602	$ 16,200	7.55%
Federal funds sold	2,250	24	1.07%	2,574	28	1.10%	5,396	82	1.52%
Interest on money market investments	209	2	0.96%	1,733	14	0.81%	2,194	39	1.78%
Interest bearing deposits in
other financial institutions	732	8	1.09%	460	3	0.65%	349	5	1.43%
Total earning assets	$ 501,066	$ 27,540	5.50%	$ 423,790	$ 25,711	6.07%	$ 360,737	$ 24,712	6.85%
Less: allowances for credit losses	(2,933)			(2,394)			(2,187)
Total nonearning assets	48,429			39,586			31,071
Total assets	$ 546,562			$ 460,983			$ 389,621

Liabilities:
Interest-bearing deposits:
Checking	$ 67,314	$ 114	0.17%	$ 46,473	$ 57	0.12%	$ 39,430	$ 93	0.24%
Regular savings	32,300	98	0.30%	26,930	106	0.39%	19,813	183	0.92%
Money market savings	90,872	453	0.50%	84,390	545	0.65%	66,102	905	1.37%
Time deposits:
$100,000 and over	56,826	1,244	2.19%	60,564	1,418	2.34%	51,723	1,648	3.19%
Under $100,000	41,433	961	2.32%	39,559	1,094	2.77%	44,367	1,392	3.14%
Total interest-bearing deposits	$ 288,745	$ 2,870	0.99%	$ 257,916	$ 3,220	1.25%	$ 221,435	$ 4,221	1.91%

Federal Home Loan Bank Advances	9,841	160	1.63%	6,695	130	1.94%	3,126	115	3.68%
Securities sold under agreements
to repurchase	30,364	507	1.67%	11,287	83	0.74%	13,434	177	1.32%
Long-term debt	57,363	2,483	4.33%	42,788	2,138	5.00%	38,156	2,007	5.26%
Federal Funds Purchased	814	13	1.60%	391	5	1.30%	221	4	1.81%
Total interest-bearing liabilities	$ 387,127	$ 6,033	1.56%	$ 319,077	$ 5,576	1.75%	$ 276,373	$ 6,524	2.36%
Non-interest bearing liabilities
Demand Deposits	107,255			95,055			74,787
Other liabilities	2,789			1,851			1,860
Total liabilities	$ 497,171			$ 415,983			$ 353,019
Shareholders’ equity	49,391			45,000			36,602
Total liabilities and shareholders’ equity	$ 546,562			$ 460,983			$ 389,621

Net interest income		$ 21,507			$ 20,135			$ 18,188

Interest rate spread			3.94%			4.32%			4.49%
Interest expense as a percent of
average earning assets			1.20%			1.32%			1.81%
Net interest margin			4.29%			4.75%			5.04%

(1)

Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

(2)

Income and yields include dividends on preferred securities that are 70% excludable for tax purposes.

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

Net interest income on a fully tax-equivalent basis was $21.5 million for the year ended December 31, 2004.  This is an increase of 7.0% over the $20.1 million reported for the same period in 2003.  Net interest income for 2003 increased 10.7% over the $18.2 million reported for 2002.

The increase in net interest income in 2004 resulted primarily from the 18.2% growth in average earning assets.  The net interest margin decreased 47 basis points to 4.28%.  The average balance in the securities portfolio increased by $15.4 million while the tax-equivalent yield decreased 54 basis points to 4.84%.  The directives for the investment portfolio are focused on much shorter maturities and weighted average lives that have lower yields.  This directive coupled with lower number of security purchases throughout 2004 have impacted the overall investment portfolio yield.  The average loan portfolio volume increased 25.3% during 2004.  Conversely, the average yield on the loan portfolio decreased 69 basis points.  Growth in the loan portfolio helped offset the decline in loan yields to produce a 12.1% increase in loan interest income.  Loan demand continues to remain strong and the Bank has added commercial lenders in markets in which the Bank opened new facilities and markets in which the bank plans to build branches.

The average balance of low cost interest bearing accounts (interest bearing checking, savings and money market accounts) grew 20.7% to $190.5 million at December 31, 2004.  The cost of such funding decreased 10 basis points during the year ended December 31, 2004.  The average balances in certificates of deposit decreased 1.9%, while the interest expense associated with these deposits decreased 12.2% or $307,000.

The Company’s reliance on other funding sources, such as the Federal Home Loan Bank overnight advances, increased on average by $3.1 million with a related increase in interest expense of only $30,000.  During 2004, the Company increased its average long term borrowings (from the Federal Home Loan Bank) by $14.6 million.  Much of the increase in borrowings was related to the funding the growth experienced in the Bank’s loan portfolio  Total interest expense for 2004 was $6.0 million, a increase of $457,000 compared to the total interest expense for 2003.  With the anticipation of rising interest rates and a continued reliance on borrowings to fund the Company’s asset growth, interest expense is expected to increase.

Management expects that the net interest margin will remained relatively unchanged during  2005.  Based on conservative internal interest rate risk models and the assumption of a sustained rising rate environment, the Company expects net interest income to trend downward slightly throughout the next 12 months as mortgage related assets extend and funding costs rise quickly.  The expected decrease to net interest income could be as little as .74%  or $164,000 in a 12 month period of rising rates of 200 basis points.  It is anticipated that increased growth in earning assets will help mitigate the above mentioned impact to the Company’s net interest margin. The Asset/Liability Management Committee continues to focus on various strategies to maintain the net interest margin.

The increase in net interest income in 2003 resulted from the 17.4% growth in average earning assets.  The 78 basis point decrease in earning assets yield was offset somewhat by a 61 basis point decrease in the cost of funding. The net interest margin decreased 29 basis points to 4.75%.  The average balance in the securities portfolio increased by $30.1 million while the tax-equivalent yield decreased 69 basis points to 5.38%.  The average loan portfolio volume increased 16.9% during 2003.  Conversely, the average yield on the loan portfolio decreased 93 basis points.  Loan demand was strong throughout 2003, however the decrease in average loan yield offset much of the potential growth in interest income from loan portfolio growth.

The average balance of low cost interest bearing accounts (interest bearing checking, savings and money market accounts) grew 25.7% to $157.8 million at December 31, 2003.  The cost of such funding decreased 49 basis points over the year ended December 31, 2003.  The average balances in certificates of deposit increased 4.2%, while the interest expense associated with these deposits decreased 17.4% or $528,000.

The Company’s reliance on other funding sources, such as the Federal Home Loan Bank overnight advances, increased on average by $3.6 million with a related increase in interest expense of only $15,000.  During 2003, the Company increased its average long term borrowings (from the Federal Home Loan Bank and trust preferred issuance) by $4.6 million.  Total interest expense for 2003 was $5.6 million, a decrease of $948,000 compared to the total interest expense for 2002.

The following table analyzes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates.  The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.  Non-accruing loans are included in the average outstanding loans.

Volume and Rate Analysis

(Tax Equivalent Basis)

(Years Ended December 31)

	2004 vs 2003			2003 vs 2002
	Increase (Decrease) Due			Increase (Decrease) Due
	to Changes in:			to Changes in:
	(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$ 57	$ (63)	$ (6)	$ 1,263	$ (553)	$ 710
Tax-exempt	(68)	(97)	(165)	17	(57)	(40)
Loans:
Taxable	3,462	(1,442)	2,020	1,581	(1,141)	440
Tax-exempt	(10)	1	(9)	(17)	(13)	(30)
Federal funds sold	(3)	(1)	(4)	(35)	(19)	(54)
Interest on money market investments	(18)	6	(12)	(8)	(17)	(25)
Interest bearing deposits in other
financial institutions	2	3	5	4	(6)	(2)
Total earning assets	$ 3,422	$ (1,593)	$ 1,829	$ 2,805	$ (1,806)	$ 999

Interest-Bearing Liabilities:
Interest checking	$ 80	$ (23)	57	$ 20	$ (56)	(36)
Regular savings deposits	51	(59)	(8)	128	(205)	(77)
Money market deposits	46	(138)	(92)	400	(760)	(360)
Time deposits
$100,000 and over	(85)	(89)	(174)	412	(642)	(230)
Under $100,000	55	(188)	(133)	(143)	(155)	(298)
Total interest bearing deposits	$ 147	$ (497)	$ (350)	$ 817	$ (1,818)	$ (1,001)
Federal Home Loan Bank
Advances	$ 46	$ (16)	$ 30	$ 26	$ (11)	$ 15
Securities sold under agree-
ment to repurchase	$ 357	$ 67	424	(26)	(68)	(94)
Long-term debt	564	(219)	345	221	(90)	131
Federal funds purchased	7	1	8	2	(1)	1
Total interest bearing
liabilities	$ 1,121	$ (664)	$ 457	$ 1,040	$ (1,988)	$ (948)

Change in net interest income	$ 2,301	$ (929)	$ 1,372	$ 1,765	$ 182	$ 1,947

(1)

The change in interest, due to both rate and volume, has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The Company’s loan loss provision during 2004 and 2003 was $796,000 and $575,000, respectively.  The Company is committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in the loan portfolio.  This commitment is more fully discussed in the “Asset Quality” section below.

Non-interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income (excluding securities gains and losses) includes fees generated by the mortgage banking and investment sales departments of the Bank as well as by Tredegar and GPIA.  Non-interest income decreased 10.8% to $8.5 million for the year ended December 31, 2004, compared to $9.5 million for 2003.  During 2002 and for the first four months of 2003, mortgage banking income and certain loan fees related to mortgage banking were reported on a gross income basis.  All expenses of that department were reported within non-interest expenses.  All earnings of that department after April 30, 2003 are being reported as equity in earnings from affiliate, following the transfer of the Bank’s mortgage banking department to Southern Trust.  Equity in earnings from affiliate of $1.7 million and $1.9 million for the years ended December 31, 2004 and 2003 respectively, is the result of the 40% interest in Southern Trust.

The equity earnings in Southern Trust added $.28 per diluted share after tax for the year ended December 31, 2004. In 2004, Southern Trust closed $990.3 million in loans with 66.2% of that production attributable to purchase money financing.  Total construction loan closings were $10.4 million for the year ended December 31, 2004.  Southern Trust expects that production attributable to refinancings, which have leveled off, will continue to decrease slightly in the first quarter of 2005.  This  production decrease, and any decreases associated with the seasonality of home sales, are expected to be offset somewhat by an increase in purchase money financings and new construction loans.

Service charges, which include both deposit fees and certain loan fees, decreased 8.9% to $1.9 million for the year ended December 31, 2004, compared to $2.1 million for the year ended December 31, 2003.  Investment advisory fees of $2.1 million for the year ended December 31, 2004 are from GPIA.    Investment advisory fees increased 1.4% in 2004 compared to 2003 investment advisory fee balance.  GPIA is predominantly a fixed income money manager that bases its fee upon the market value of the accounts under management. Tredegar produced  fiduciary fees that increased 15.1% to $1.6 million for the year ended December 31, 2004, compared to $1.4 million for the same period in 2003.  Assets under administration at Tredegar grew 13.2% or $67.7 million to $578.3 million at December 31, 2004.  Fiduciary fees are also based primarily upon the market value of the accounts under administration.

Investment sales fees decreased 25.5% to $671,000 for the year ended December 31, 2004, compared to $901,000 for the year ended December 31, 2003. A strategic decision was made to change the broker dealer clearing provider in the investment services department.  For a period of time after the system conversion, the investment services department had only two financial consultants down from five during the first nine months of 2003.  This has significantly impacted the level of revenue generated by the department when comparing the year over year results. The Company now has five financial consultants working inside each of the branches.

Trust fee income increased 15.3% during 2003 to $1.4 million.  A significant portion of trust fees are based upon a percentage of the market value of the assets under management, so any increases in market value of the assets under management result in a similar increase in fees.  Tredegar’s accounts are typically invested in equities with a smaller allocation to fixed income securities.  The continued recovery

in equity market values and the growth in assets under management have contributed to the growth in the fees.   GPIA’s investment advisory fees added $2.1 million to non-interest income for 2003.   Like Tredegar, their fees are based upon a percentage of the market value of the assets under management, however GPIA’s clients have substantially more invested in fixed income securities.  The fixed income market experienced significant fluctuations throughout 2003, ultimately causing marginal growth in fees in spite of good business development.  During 2003, service charges, which include both deposit fees and certain loan fees, increased 8.4% to $2.1 million.  During 2003, the Company realized $422,000 in net gains as a result of restructuring the investment portfolio in response to the change in the interest rate environment in 2003.  Total non-interest income for 2003 was $9.9 million, compared to $7.2 million for 2002.

Non-interest income for 2002 increased 28.0% to $7.2 million from $5.2 million in 2001.  The increase is due primarily to the increase on fees on loans held for sale, investment advisory fees and service charges on deposit accounts.  Due to historic low mortgage rates and increased refinancings, the mortgage banking department contributed an additional $452,000 of fees on loans held for sale during 2002.  The service charges and fees associated with deposit accounts increased 35.0% during 2002.  The increase in these fees was due primarily to a 30.5% increase in transaction oriented deposit account growth.

Noninterest Income

(Years Ended December 31)

	2004	2003	2002
	(In thousands)
Service charges, commissions and fees	$ 1,936	$ 2,125	$ 1,960
Trust fee income	1,567	1,362	1,181
Investment advisory fee income	2,121	2,091	1,544
Fees on loans held for sale	-	878	1,935
Commission on investment sales	671	901	611
Equity earnings in affiliate	1,657	1,940	-
Other operating income	524	202	81
Non-interest income	$ 8,476	$ 9,499	$ 7,312
Gains (losses) on securities available for sale, net	118	422	(73)
Total non-interest income	$ 8,594	$ 9,921	$ 7,239

Non-interest Expense

Non-interest expense increased 9.9% to $18.6 million for the year ended December 31, 2004, compared to $16.9 million for 2003.  Included in other operating expenses were some one-time costs associated with Sarbanes-Oxley 404 compliance, supplemental executive retirement benefits, and equity adjustments for ownership in Banker’s Investment, the Company’s broker-dealer. Also impacting salary and benefit expense is a severance payment to a former executive which was $112,000, net of tax.   The growth in salary expense was 8.9% during 2004.  Additions to staff to support branching and commercial lending have contributed to the increase in salaries and employee benefits during 2004.  Net occupancy and equipment expenses decreased 1.1% to $2.2 million for the year ended December 31, 2004, compared to $2.3 million for the same period in 2003.  As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.  In February of 2005, the Company executed a lease for a facility in Warrenton, Virginia.  The lease has an original term of 20 years, commencing March 1, 2005, and a minimal annual rent of $123,000 which will increase three percent per annum on each March 1st during the original lease term.  The Company has four options to renew the lease beyond the initial term, each of which is for a period of five years.  The Warrenton financial services center opening is tentatively planned for the second quarter of 2005.  The Company has already hired several staff members and loan officers to serve this market.

Advertising expense increased 24.3% in 2004 to $374,000.  During the first half of 2004, the Company conducted a campaign that was targeted specifically to grow checking accounts.  Computer operations expense increased from $640,000 for the year ended December 31, 2003 to $770,000 for the year ended December 31, 2004.  The increase is related to both the increased cost of computer related maintenance contracts and the increased number of the Company’s clients utilizing its online banking services and the increase in volume of online banking transactions. Clients meeting specific criteria are provided free online banking services by the Company.

It is expected that non-interest expenses will increase at a faster pace in 2005.  Some of the increase will be associated with costs related to having additional facilities in 2005 and obtaining additional staffing to support branching growth and additional business development goals.

Total non-interest expenses increased 8.8% or $1.4 million to $16.9 million in 2003.  Additions to staff to support business development, branching and the formation of a wealth management group have contributed to the increase in salaries and employee benefits during 2003.  The growth in salary expense was a marginal 6.6% during 2003 because the commissions and salary expense related mortgage banking were reported within the equity earnings from affiliate after April 30, 2003.   If the mortgage banking department of the Bank remained within the Bank after the acquisition of the minority interest in Southern Trust, salary and benefit expense would have been approximately $914,000 higher or increased 16.4% year over year.  Net occupancy and equipment expenses increased 22.1% to $2.3 million for the year ended December 31, 2003, compared to $1.9 million for the same period in 2002.   The building expansion program, which includes the operations center and the second Leesburg branch, continued to affect net occupancy and equipment expense year over year.   Advertising expense decreased in 2003 to $301,000 because the Bank focused more on in branch promotions and business development calling to increase sales rather than paid advertising.  Computer operations expense includes fees paid to a third party vendor for online banking services.  The online banking fees increased 31.6% from $159,000 for the year ended December 31, 2002 to $210,000 for the same period in 2003.  Other increases in computer operations relate to increases in support and maintenance fees paid to the application software and hardware vendors.

Non-interest expenses increased 30.0% or $3.6 million to $15.5 million in 2002.  This increase resulted from both pressures to provide competitive salary and benefit programs and occupancy and equipment investments to position the Bank for future growth and productivity.

Non-interest Expenses

(Years Ended December 31)

	2004	2003	2002
	(In thousands)
Salaries and employee benefits	$ 10,887	$ 9,998	$ 9,383
Net occupancy and equipment expense	2,235	2,260	1,851
Advertising	374	301	414
Advisory fees	327	380	400
Computer operations	770	640	539
Other taxes	391	341	288
Other operating expenses	3,575	2,967	2,651
Total	$ 18,559	$ 16,887	$ 15,526

Income Taxes

Reported income tax expense was $2.8 million for 2004, a decrease of $663,000 compared to $3.4 million for 2003.  The effective tax rate for 2004 was 28.2% compared to 29.5% in 2003 and 27.0% in 2002.  Note 10 of the Company’s Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and the Company’s actual income tax expense.  Also included in Note 10 to the Consolidated Financial Statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2004.

Summary of Financial Results by Quarter

The following table summarizes the major components of the Company’s results of operations for each quarter of the last three fiscal years.

	2004 Quarter Ended

(Dollars in thousands except per share)	March 31	June 30	September 30	December 31

Net interest income	$ 4,876	$ 5,030	$ 5,206	$ 5,522
Net interest income after provision
for loan losses	4,767	4,920	4,917	5,234
Non-interest income	2,043	2,076	2,235	2,122
Net securities gains (losses)	181	(102)	9	30
Non-interest expense	4,261	4,392	4,483	5,423
Income before income taxes	2,730	2,502	2,678	1,963
Net income	1,948	1,728	1,892	1,524
Diluted earnings per common share (1)	$ 0.50	$ 0.44	$ 0.48	$ 0.39
Dividends per common share (1)	0.19	0.19	0.19	0.19

	2003 Quarter Ended

(Dollars in thousands except per share)	March 31	June 30	September 30	December 31

Net interest income	$ 4,598	$ 4,708	$ 4,903	$ 4,995
Net interest income after provision
for loan losses	4,523	4,483	4,778	4,845
Non-interest income	2,376	2,839	2,325	1,961
Net securities gains (losses)	295	146	(54)	35
Non-interest expense	4,319	4,184	4,073	4,312
Income before income taxes	2,875	3,284	2,976	2,529
Net income	2,010	2,302	2,090	1,818
Diluted earnings per common share (1)	$ 0.54	$ 0.59	$ 0.54	$ 0.46
Dividends per common share (1)	0.16	0.16	0.19	0.19

	2002 Quarter Ended

(Dollars in thousands except per share)	March 31	June 30	September 30	December 31

Net interest income	$ 4,156	$ 4,290	$ 4,391	$ 4,397
Net interest income after provision
for loan losses	4,081	4,215	4,316	4,322
Non-interest income	1,184	1,815	2,061	2,253
Net securities gains (losses)	(80)	33	(31)	5
Non-interest expense	3,128	3,711	4,058	4,630
Income before income taxes	2,057	2,352	2,288	1,950
Net income	1,514	1,686	1,642	1,470
Diluted earnings per common share (1)	$ 0.42	$ 0.45	$ 0.44	$ 0.39
Dividends per common share (1)	0.15	0.15	0.15	0.15

(1) Per share information has been adjusted to reflect a two-for-one stock split of the Common Stock in October 2003.

Financial Condition

Assets

The Company’s total assets were $606.1 million as of December 31, 2004 up $96.7 million or 19.0% from the $509.4 million level at December 31, 2003.  Securities decreased $20.2 million or 10.4% from 2003 to 2004.  Total loans, net of allowance for loan losses, increased by $87.3 million or 33.8% from 2003 to 2004, while deposits increased $54.9 million or 14.8% during the same period.  Borrowings from the Federal Home Loan Bank increased $11.3 million during 2004.  It is anticipated that the borrowings from the Federal Home Loan Bank will continue to rise should deposit growth not provide adequate funding for experienced asset growth.  Total shareholders’ equity at year end 2004 and 2003 was $51.6 million and $47.3 million, respectively.

Loans

The Company’s loan portfolio is its largest and most profitable component of earning assets, totaling 62.6% of average earning assets in 2004.  The Company continues to emphasize loan portfolio growth and diversification as a means of increasing earnings while minimizing credit risk.  Loans, net of unearned income, were $348.8 million at December 31, 2004, an increase of 33.8% from December 31, 2003’s total of $260.7 million.  The Bank developed a strong image advertising campaign during 2003 that focused on its commercial lenders.  This campaign built additional awareness within the market.  Additionally, the Bank has hired six loan officers since January 2004, each of whom have significant experience within the Fairfax, Fauquier and Loudoun County markets.  Upon the acquisition of the minority interest in Southern Trust, the Bank entered into a construction loan participation agreement with Southern Trust.  Under this agreement, the Bank can purchase 93% of selected construction loans and draws, up to $20.0 million in outstanding balances and $30.0 million in commitments. The Bank will charge Southern Trust an interest rate equal to the prime rate on the outstanding participated loans held by the Bank. Adjustments in rate related to movements in the prime rate will be made monthly.  There were $1.1 million in outstanding balances of these construction loans at December 31, 2004.  Additionally, the Bank also purchases residential real estate loans from selected Southern Trust offices within its market area.   The loans are secured by first deeds of trusts on the residential properties and are of good quality investment. At December 31, 2004, there were $25.7 million of outstanding loans that had been purchased from Southern Trust.  Each of these factors have contributed to the strong loan growth during  2004.

Loans increased 22.9% from $212.1 million at December 31, 2002 to $260.7 million at December 31, 2003.  The loan to deposit ratio increased to 82.1% at December 31, 2004, compared to 70.5% at December 31, 2003 and 64.5% at December 31, 2002.

Loan Portfolio

(At December 31)

	2004	2003	2002	2001	2000
	(In thousands)

Commercial, financial and agricultural	$ 27,162	$ 20,360	$ 20,323	$ 22,993	$ 22,555
Real estate construction	45,503	30,239	22,008	24,174	17,693
Real estate mortgage:
Residential (1-4 family)	114,418	83,919	74,298	80,824	81,545
Home equity lines	21,247	11,275	10,091	8,271	5,973
Non-farm, non-residential (1)	125,284	100,655	73,164	48,074	38,812
Agricultural	3,135	2,441	482	163	346
Consumer installment	12,075	11,828	11,741	11,901	10,674
Total loans	$ 348,824	$ 260,717	$ 212,107	$ 196,400	$ 177,598

(1)

This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

At December 31, 2004 residential real estate (1-4 family) portfolio loans constituted 32.8% of the total portfolio and increased $30.5 million during the year.  $24.9 million of this growth results from the loans that were purchased from Southern Trust. Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans.  Real estate construction loans increased to $45.5 million at December 31, 2004 and represent 13.1% of the total loan portfolio.  The Company’s one time closing construction/permanent loan product competes successfully in a high growth market like Loudoun County because the Company is local and can respond quickly to inspections and construction draw requests.  Non-farm, non-residential real estate loans are typically owner-occupied commercial buildings.  Non-farm, non-residential loans were 35.9% of the total loan portfolio at December 31, 2004.  The increase in the non-farm non-residential real estate loans is the result of both a strong image advertising campaign during 2003 and the hiring of several commercial business development officers during 2003 and 2004 each of whom have been successful in attracting new business to the Bank.  The branch network has also helped to support the loan portfolio diversification, such as increased commercial real estate loans.  Home equity lines and agricultural real estate loans were 6.1% and 0.90% of total loans, respectively, at December 31, 2004.

The Company’s commercial, financial and agricultural loan portfolio consists of secured and unsecured loans to small businesses.  At December 31, 2004, these loans comprised 7.8% of the loan portfolio.  This portfolio increased 33.4% in 2004 to $27.2 million.  The Company’s market area, Loudoun County, had been identified as one of the fastest growing Counties with the fastest rate of job creation in the Country. The market’s growth has contributed to the improved local economy, commercial spending and therefore the Bank’s increased commercial loan demand. Consumer installment loans primarily consist of unsecured installment credit and account for 3.5% of the loan portfolio.

Consistent with its focus on providing community-based financial services, the Company generally does not extend loans outside its principal market area.  The Company’s market area for its lending services encompasses Fairfax, Fauquier and Loudoun Counties, where it operates full service branches.

The Company’s unfunded loan commitments totaled $71.0 million at December 31, 2004 and $50.5 million at December 31, 2003.  The increase in the amount of unfunded commitments is attributed in part to the increase in real estate construction financing as well as customer demand for credit line products, primarily home equity lines.

At December 31, 2004, the Company had no concentration of loans in any one industry in excess of 10% of its total loan portfolio.  However, because of the nature of the Company’s market, loan collateral is predominantly real estate.

The following table reflects the maturity distribution of selected loan categories:

Remaining Maturities of Selected Loan Categories

(At December 31, 2004)

	Commercial,	Real
	Financial and	Estate
	Agricultural	Construction
(In thousands)

Within 1 year	$ 9,376	$ 18,550
Variable Rate:
1 to 5 years	$ 1,072	$ 10,451
After 5 years	307	2,027
Total	$ 1,379	$ 12,478
Fixed Rate:
1 to 5 years	$ 9,143	$ 13,176
After 5 years	7,264	1,299
Total	$ 16,407	$ 14,475

Total Maturities	$ 27,162	$ 45,503

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio.  These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses.  Total non-performing assets, which consist of non-accrual loans, restructured loans and foreclosed property, were $1,000 at December 31, 2004.  This is a decrease of $364,000 from the December 31, 2003 balance of $365,000.  The majority of the decrease resulted from the pay off of a residential real estate loan.  Non-performing assets were $1.1 million at December 31, 2002.

Non-performing Assets

Loans are placed on non-accrual status when collection of principal and interest is doubtful, generally when a loan becomes 90 days past due.  There are three negative implications for earnings when a loan is placed on non-accrual status.  First, all interest accrued but unpaid at the date that the loan is placed on non-accrual status is either deducted from interest income or written off as a loss.  Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid.  Finally, there may be actual losses that require additional provisions for loan losses be charged against earnings.  For real estate loans, upon foreclosure, the balance of the loan is transferred to “Other Real Estate Owned” (“OREO”) and carried at the lower of the outstanding loan balance or the fair market value of the property based on current appraisals and other current market trends.  If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off against the allowance for loan losses.  A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value, additional write downs of the property value are charged directly to operations.

Non-performing Assets

(At December 31)

	2004	2003	2002	2001	2000
	(In thousands)

Non-accrual loans	$ 1	$ 365	$ 1,063	$ 79	$ 105
Restructured loans	-	-	-	-	-
Foreclosed property	-	-	-	-	-

Total non-performing assets	$ 1	$ 365	$ 1,063	$ 79	$ 105

Accruing loans greater than
90 days past due	$ -	$ -	$ -	$ -	$ -

Allowance for loan losses
to non-performing assets	341800%	714%	217%	2608%	1718%

Non-performing assets to
period end loans	0.00%	0.14%	0.50%	0.04%	0.06%

During 2004 and 2003, approximately $0 and $3,000, respectively, in additional interest income would have been recorded if the Company’s non-accrual loans had been current and in accordance with their original terms.

At December 31, 2004, the Bank had no potential problem loans.

The allowance for loan losses was 341,800% of non-performing loans at December 31, 2004, as the Bank only had $1,000 in non-performing assets on that date.   At December 31, 2003 and 2002 the allowance for loan losses was 714% and 217% of non-performing loans.  Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

Allowance For Loan Losses

For a discussion of the Company’s accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

Allowance for Loan Losses

(Years Ended December 31)

	2004	2003	2002	2001	2000
	(In thousands)

Balance, beginning of period	$ 2,605	$ 2,307	$ 2,060	$ 1,804	$ 1,453
Loans charged off:
Commercial, financial, and agricultural	31	-	-	-	61
Real estate construction	-	-	-	-	-
Real estate mortgage	-	-	-	48	-
Consumer installment	137	304	74	35	35
Total loans charged off	$ 168	$ 304	$ 74	$ 83	$ 96
Recoveries:
Commercial, financial, and agricultural	$ 57	$ 2	$ 2	$ -	$ 6
Real estate construction	-	-	-	-	-
Real estate mortgage	67	-	-	-	-
Consumer installment	61	25	19	39	41
Total recoveries	$ 185	$ 27	$ 21	$ 39	$ 47
Net charge offs (recoveries)	(17)	277	53	44	49
Provision for loan losses	796	575	300	300	400
Balance, end of period	$ 3,418	$ 2,605	$ 2,307	$ 2,060	$ 1,804

Ratio of allowance for loan losses
to loans outstanding at end of period	0.98%	1.00%	1.09%	1.05%	1.02%

Ratio of net charge offs to average
loans outstanding during period	-0.01%	0.11%	0.03%	0.02%	0.03%

The allowance for loan losses was $3.4 million at December 31, 2004, an increase of $813,000 from $2.6 million at December 31, 2003.  During 2004, the Bank increased its provision to the allowance for loan losses in response to the loan growth experienced during the year.  The allowance was $2.3 million at December 31, 2002.  In 2004, the Company’s net charge-offs (recoveries) decreased $294,000 from the previous year’s net charge-offs of $277,000.  Net charge-offs as a percentage of average loans were (0.01)% and 0.11% for 2004 and 2003 respectively.  The provision for loan losses was $796,000 for 2004 and $575,000 for 2003.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each major category of loan:

Allocation of Allowance for Loan Losses

(At December 31)

	Commercial, Financial,		Real Estate		Real Estate
	Agricultural		Construction		Mortgage		Consumer
	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of
	for	Loan in	for	Loan in	for	Loan in	for	Loan in
	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
	(In thousands)
2004	$ 640	7.79%	$ 114	13.04%	$ 2,441	75.71%	$ 223	3.46%
2003	$ 498	7.81%	$ 103	11.60%	$ 1,857	76.05%	$ 147	4.54%
2002	$ 487	9.58%	$ 624	10.38%	$ 924	74.51%	$ 272	5.54%
2001	$ 634	11.71%	$ 750	12.31%	$ 374	69.92%	$ 302	6.06%
2000	$ 645	12.70%	$ 500	9.96%	$ 310	71.33%	$ 349	6.01%

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

Securities

The Company manages its investment securities portfolio consistent with established policies that include guidelines for earnings, rate sensitivity, liquidity and pledging needs.  The Company holds bonds issued from the Commonwealth of Virginia and its political subdivisions with an aggregate market value of $3.2 million at December 31, 2004.  The aggregate holdings of these bonds approximate 6.2% of the Company’s shareholders’ equity.

The Company accounts for securities under Financial Accounting Standards Board (“FASB”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  This standard requires classification of investments into three categories, “held to maturity” (“HTM”), “available for sale” (“AFS”), or “trading,” as further defined in Note 1 to the Company’s Consolidated Financial Statements.  The Company does not maintain a trading account and has classified no securities in this category.  HTM securities are required to be carried on the financial statements at amortized cost.  AFS securities are carried on the financial statements at fair value.  The unrealized gains or losses, net of deferred income taxes, are reflected in shareholders’ equity.  The HTM classification places restrictions on the Company’s ability to sell securities or to transfer securities into the AFS classification.  Since the Company desires the flexibility to respond to changing balance sheet needs through investment portfolio management, it has chosen to classify only a small portion of its portfolio in this category.  At December 31, 2004, 1.6% of the portfolio was classified as HTM.

The Company holds in its loan and securities portfolios investments that adjust or float according to changes in “prime” lending rate.  These holdings are not considered speculative but instead necessary for good asset/liability management.

The carrying value of the securities portfolio was $174.4 million at December 31, 2004, a decrease of $20.2 million or 10.4% from the carrying value of $194.6 million at December 31, 2003.  The market value of the AFS securities at December 31, 2004 was $171.7 million.  The unrealized loss on the AFS securities was $1.3 million at December 31, 2004.  This loss was offset by the December 31, 2004 unrealized gain of $3.4 million. The net market value gain at December 31, 2004 is reflective of the continued low level of market interest rates.  The net unrealized gain on the AFS securities was $2.2 million at December 31, 2003.

Since the Bank anticipates much of the balance sheet growth to be experienced during 2005, if any, to be in the form of net portfolio loans, specific strategies will be executed during the early part of 2005 to maintain the investment portfolio at an amount comparable to the December 31, 2004 balances.  Because net loan growth is anticipated to come in at a faster rate during the beginning of 2005 than the later part of the year, an investment strategy is intended to be executed in order to increase the amount of earning assets for the Bank.

Investment Securities Portfolio

(Years Ended December 31)

The carrying value of securities held to maturity at the dates indicated were as follows:

	2004	2003	2002
	(In thousands)

State and political subdivision obligations	$ 2,699	$ 3,687	$ 4,590
Mortgage-backed securities	37	41	53
	$ 2,736	$ 3,728	$ 4,643

The carrying value of securities available for sale at the dates indicated were as follows:

	2004	2003	2002
	(In thousands)

U.S. Government securities	$ 12,631	$ 7,831	$ 4,406
State and political subdivision obligations	31,532	34,346	32,639
Mortgage-backed securities	104,343	124,646	102,521
Other securities	23,146	24,030	19,464
	$ 171,652	$ 190,853	$ 159,030

The following table indicates the decreased return experienced by the Company during 2004.  The 2004 directives for the investment portfolio were focused on much shorter maturities and weighted average lives that have lower yields.  This directive coupled with the significant principal pay-downs experienced throughout 2004 have impacted the overall investment portfolio yield.  Securities with maturities greater than five years total $88.3 million and have an average yield greater than 5.3%.  The securities portfolio represents approximately 37.4% of the average earning assets of the Company.  For that reason, it is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk.  Secondarily, through the asset/liability process, the Company considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time.

Maturity Distribution and Yields of Investment Securities

Taxable-Equivalent Basis

(At December 31, 2004)

	Due in 1 year		Due after 1 year		Due after 5 years		Due after 10 years
	or less		through 5 years		through 10 years		and Equities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(In thousands)
Securities held for investment:
Mortgage backed securities	$ 2	4.29%	$ 7	4.34%	$ 9	4.42%	$ 19	4.61%	$ 37	4.49%
Tax-exempt securities (1)	803	9.40%	1,896	7.79%	-	-	-	-	2,699	8.27%
Total	$ 805	9.39%	$ 1,903	7.78%	$ 9	4.42%	$ 19	4.61%	$ 2,736	8.22%

Securities available for sale:
U.S. Government securities	$ 1,490	2.25%	$ 10,793	3.02%	$ 348	6.57%	$ -	-	$ 12,631	3.03%
Mortgage backed securities	16,087	4.18%	38,034	4.29%	24,451	4.52%	25,771	4.69%	104,343	4.43%
Other	1,187	7.17%	205	6.19%	412	6.28%	13,540	3.91%	15,344	4.26%
Corporate preferred	-	-	-	-	-	-	3,575	5.39%	3,575	5.39%
Total taxable	$ 18,764	4.22%	$ 49,032	4.02%	$ 25,211	4.58%	$ 42,886	4.50%	$ 135,893	4.30%
Tax-exempt securities (1)	2,385	6.99%	7,466	7.60%	9,833	7.57%	11,387	7.55%	31,071	7.53%
Total	$ 21,149	4.53%	$ 56,498	4.49%	$ 35,044	5.42%	$ 54,273	5.14%	$ 166,964	4.90%

Total securities (2)	$ 21,954	4.71%	$ 58,401	4.60%	$ 35,053	5.42%	$ 54,292	5.14%	$ 169,700	4.95%

(1)

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

(2)

Amounts exclude Federal Reserve Stock of $563,400 and Federal Home Loan Bank Stock of $4,124,500.

Other Earning Assets

The Company’s average investments in federal funds sold and money market investments in 2004 were $2.3 million and $209,000, respectively.  The Company experienced decreases of $324,000 and $1.5 million in federal funds sold and money market investments, respectively, from the 2003 amounts.  Average investments in federal funds sold and money market investments in 2003 were $2.6 million and $1.7 million, respectively.  The decreases experienced in both the amount of funds available for investment in federal funds sold and money market investments during 2004 and 2003 reflect the Bank’s need to utilize available funds to support the growth in higher yielding assets like loans and investment securities.

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

The following table is a summary of average deposits and average rates paid on those deposits:

Average Deposits and Rates Paid

(Years Ended December 31)

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Non-interest-bearing deposits	$ 107,255	-	$ 95,055	-	$ 74,787	-
Interest-bearing accounts:
Interest checking	67,314	0.17%	46,473	0.12%	39,430	0.24%
Regular savings	32,300	0.30%	26,930	0.39%	19,813	0.92%
Money market accounts	90,872	0.50%	84,390	0.65%	66,102	1.37%
Time deposits:
$ 100,000 and over	56,826	2.19%	60,564	2.34%	51,723	3.19%
Under $ 100,000	41,433	2.32%	39,559	2.77%	44,367	3.14%
Total interest-bearing deposits	$ 288,745	0.99%	$ 257,916	1.25%	$ 221,435	1.91%

Total	$ 396,000		$ 352,971		$ 296,222

Average total deposits increased 12.2% during 2004, 19.2% during 2003 and 23.1% during 2002.  During 2004, the average balance of non-interest bearing deposits grew 12.8%. During 2004, the Bank had focused some of its media advertising on campaigns specifically targeted to grow checking accounts.   The average balance in interest checking and money market accounts grew 44.8% and 7.7%, respectively, during 2004. In March of 2004, the Bank developed an interest bearing product that integrates the use of the cash within client accounts at Tredegar for overnight funding at the Bank.  The overall balance of this product was $ 33.1 million at December 31, 2004 and is reflected in both the interest bearing deposit and securities sold under agreement to repurchase amounts on the balance sheet.   At December 31, 2004, $20.6 million was classified as an interest bearing dep osit balance.

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

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2004:

Maturities of Certificates of Deposit of $100,000 and Greater

(At December 31, 2004)

Within	Three to	Six to	Over		Percent
Three	Six	Twelve	One		of Total
Months	Months	Months	Year	Total	Deposits
(In thousands)

$ 19,801	$ 16,272	$ 12,015	$ 14,631	$ 62,719	14.8%

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2004 and 2003, is as follows:

      2004

      2003

(In thousands)

Financial instruments whose contract

amounts represent credit risk:

Commitments to extend credit

$     70,967

$

50,473

Standby letters of credit

         2,683

5,010

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

A summary of the Company’s contractual obligations at December 31, 2004 is as follows:

	Payment Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$ 53,500	$ 15,000	$ 26,000	$ 2,500	$ 10,000
Operating Leases	6,717	584	1,177	1,000	3,956
Trust Preferred Capital Notes	15,465	-	-	-	15,465

Total Obligations	$ 75,682	$ 15,584	$ 27,177	$ 3,500	$ 29,421

The Company does not have any capital lease obligations, as classified under applicable FASB statements, or other purchase or long-term obligations.

Capital Resources and Dividends

The Company has an ongoing strategic objective of maintaining a capital base that supports the pursuit of profitable business opportunities, provides resources to absorb risks inherent in its activities and meets or exceeds all regulatory requirements.

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks.  The regulatory capital standards categorize assets and off-balance sheet items into four categories that weigh balance sheet assets according to risk, requiring more capital for holding higher risk assets.  The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings.  The Company had a ratio of total capital to risk-weighted assets of 15.1% and 15.6% at December 31, 2004 and 2003, respectively.  The ratio of Tier 1 capital to risk-weighted assets was 14.2% and 14.4% at December 31, 2004 and 2003, respectively.  Both ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

Analysis of Capital

(At December 31)

	2004	2003
	(In thousands)
Tier 1 Capital:
Common stock	$ 9,523	$ 9,508
Capital surplus	5,684	5,541
Retained earnings	34,997	30,798
Trust preferred debt	14,659	13,094
Goodwill	(6,227)	(6,565)
Total Tier 1 capital	$ 58,636	$ 52,376
Tier 2 Capital:
Disallowed trust preferred	$ 341	$ 1,906
Allowance for loan losses	3,418	2,605
Total tier 2 capital	$ 3,759	$ 4,511
Total risk-based capital	$ 62,395	$ 56,887

Risk weighted assets	$ 414,755	$ 364,385

CAPITAL RATIOS:
Tier 1 risk-based capital ratio	14.2%	14.4%
Total risk-based capital ratio	15.1%	15.6%
Tier 1 capital to average total assets	10.2%	11.3%

The Company’s core equity to asset ratio decreased slightly to 8.5% at December 31, 2004, compared to 9.3% at December 31, 2003.  The greater amount of growth experienced in the Bank’s total assets versus its equity contributed to the decrease in the equity to asset ratio in 2004.

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

Short-term Borrowings

At December 31, 2004 and 2003, short-term borrowings and the related weighted average interest rates were as follows:

	2004		2003		2002
	Amount	Weighted-Average Rate	Amount	Weighted-Average Rate	Amount	Weighted-Average Rate
	(Dollars in Thousands)
Federal funds purchased	$ -	1.63%	$ 1,500	1.91%	$ -	3.56%
Securities sold under agreements to repurchase	40,912	1.67%	13,535	0.74%	8,924	1.32%
Total	$ 40,912		$ 15,035		$ 8,924

Federal funds purchased and securities sold under agreements to have been a significant source of funds for the Bank.  The Company has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $45,900,000.  These lines of credit , which bear interest at prevailing market rates, permit the Company to borrow funds in the overnight market, and are renewable annually subject to certain conditions.  Securities sold under agreements to repurchase include an interest bearing product that the Company has developed which integrates the use of the cash within client accounts at Tredegar Trust Company for overnight funding at the Bank.  This account is referred to a Tredegar Institutional Select.  The overall balance of this product was $33.1 million at December 31, 2004, of which $20.5 million is reflected in the interest-bearing demand deposits and $12.6 million is included in securities sold under agreements to repurchase amounts on the balance sheet.

The following table shows the distribution of the Company’s federal funds purchased and securities sold under agreement to repurchase and the weighted-average interest rates thereon at the end of each of the last three years.  Also provided are the maximum amount of borrowings and the average amount of borrowings as well as weighted-average interest rates for the last three years.

	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
	(Dollars In Thousands)
At December 31:
2004	$ - -	$ 40,912
2003	1,500	13,535
2002	- -	8,924

Weighted-average interest rate at year end:
2004	0.00%	1.83%
2003	0.75%	0.61%
2002	0.00%	0.85%

Maximum amount outstanding at any month's end:
2004	$ 39,850	$ 45,390
2003	28,750	21,028
2002	1,100	15,187

Average amount outstanding during the year:
2004	$ 10,655	$ 30,364
2003	7,086	11,287
2002	3,347	13,434

Weighted-average interest rate during the year:
2004	1.63%	1.67%
2003	1.91%	0.74%
2002	3.56%	1.32%

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $8 million, none of which were outstanding at December 31, 2004.  Federal funds purchased during 2004 averaged $814,000 compared to an average of $391,000 during 2003.  At December 31, 2004 and 2003, the Bank had $40.9 million and $13.5 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.  These accounts include $12.6 million from the non-FDIC portion of the Tredegar Institutional Select.

The Bank has a credit line in the amount of $107.4 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  The Bank has utilized the credit line for overnight funding throughout 2004 with an average balance of $9.8 million.

At December 31, 2004, cash, interest-bearing deposits with financial institutions, federal funds sold, short-terms investments, securities available for sale, loans and securities maturing within one year were 33.7% of total deposits and liabilities.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Company’s consolidated financial statements.  An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur.  Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003.  FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (SPEs) until financial statements issued for periods ending after March 15, 2004.  SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003.  Management has evaluated the Company’s investments in variable interest entities and potential variable interest entities or transactions, particularly in trust preferred securities structures because these entities or transactions constitute the Company’s primary FIN 46 and FIN 46R exposure. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

In December 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy “problem” loans that have been acquired, either individually in a portfolio, or in a business  acquisition.  The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  The SOP does not apply to loans originated by the Company.  The Company intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on the Company’s consolidated financial position or consolidated results of operations.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (IRLC), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105.  Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued and is effective March 31, 2004.  The EITF provides guidance for determining the meaning of “other than temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115) and investments accounted for under the cost method.  The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other than temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity.  This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other than temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1.  This delay does not suspend the requirement to recognize other than temporary impairments as required by existing authoritative literature.  The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies,” was ratified by the FASB and is effective for reporting periods beginning after June 15, 2004.”  APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated.  AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method.  Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects.  Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs.  The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date.    Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.   This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures.   For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

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

·

the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

·

the ability to continue to attract low cost core deposits to fund asset growth

·

maintaining cost controls and asset qualities as the Company opens or acquires new branches;

·

the successful management of interest rate risk;

·

maintaining capital levels adequate to support the Company’s growth;

·

changes in general economic and business conditions in the Company’s market area;

·

changes in interest rates and interest rate policies;

·

reliance on the Company’s management team, including its ability to attract and retain key personnel;

·

risks inherent in making loans such as repayment risks and fluctuating collateral values;

·

competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

·

demand, development and acceptance of new products and services;

·

problems with technology utilized by the Company;

·

changing trends in customer profiles and behavior; and

·

changes in banking and other laws and regulations applicable to the Company.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 100 basis point downward shift in interest rates.  A parallel and pro rata shift in rates over a 12-month period is assumed.  Given the current historic low in interest rates for the fiscal years of 2004 and  2003, the model assumed only a 100 basis point decrease in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis during the fiscal years of 2004 and 2003 as compared to the 10% Board-approved policy limit.

2004

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.05%)

(0.74%)

(1.40%)

- 100 bp

(1.16%)

(0.52%)

0.84%

2003

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.11%)

0.34%

(1.23%)

- 100 bp

0.60%

(0.28%)

0.44%

At the end of 2004, the Company’s interest rate risk model indicated that in a rising rate environment of 200 basis points over a 12 month period net interest income could decrease by 1.40% on average.  For the same time period the interest rate risk model indicated that in a declining rate environment of 100 basis points over a 12 month period net interest income could increase by 0.84% on average.   While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2003, the Bank’s balance sheet has grown by $96.7 million.  Deposit inflows, increased borrowings from the Federal Home Loan Bank and the reduction in the securities portfolio have provided the funding for the growth in the loan portfolios.  Overall, the Bank continues to have minimal interest rate risks to either falling or rising interest rates.  Based upon final 2004 simulation, the Bank could expect an average negative impact to net interest income of $164,000 over the next 12 months if rates rise 200 basis points.  If rates were to decline 100 basis points, the Bank could expect an average negative impact to net interest income of $124,000 over the next 12 months.

The Company maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility.  The Company’s specific goal is to lower (where possible) the cost of its borrowed funds.

The Company enters into interest rate swaps to lock in the interest cash outflows on its floating-rate debt.  On December 8, 2004, the Company borrowed a $15,000,000 variable rate advance from FHLB.  On that same date, the Company also entered into an interest rate swap with Suntrust Bank.  The total notional amount of the swap is $15,000,000.  This cash flow hedge effectively changes the variable-rate interest on the FHLB advance to a fixed-rate of interest.  Under the terms of the swap (which expires December 2006), the Company pays Suntrust Bank a fixed interest rate of 3.35%.  Suntrust Bank pays the Company a variable rate of interest indexed to the three month LIBOR, plus 0.02%.  The interest receivable from Suntrust reprices quarterly.  Changes in the fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with the long-term debt are reported in other comprehensive income.  This amount is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on floating-rate debt obligation affects earnings.  Because there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company has determined no ineffectiveness in the hedging relationship.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

·

Report of Independent Registered Public Accounting Firm

·

Consolidated Balance Sheets as of December 31, 2004 and 2003;

·

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002;

·

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002;

·

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002; and

·

Notes to Consolidated Financial Statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The management of Middleburg Financial Corporation (the Corporation) is responsible for the preparation, integrity and fair presentation of the financial statements included in the annual report as of December 31, 2004. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management's judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining an effective internal control structure over financial reporting.  The Corporation's internal control over financial reporting includes those policies and procedures that pertain to the Corporation's ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions are taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Corporation's internal auditors, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time.

In order to insure that the Corporation's internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal controls over financial reporting as of December 31, 2004. Management's assessment did not determine any material weakness within the Corporation's internal control structure.

The 2004 end of year financial statements have been audited by the independent accounting firm of Yount, Hyde & Barbour, P.C. (YHB). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the financial statements.

Yount, Hyde & Barbour, P.C. (YHB), the aforementioned independent auditors of the Corporation's financial statements, have also issued an attestation report on management's assessment of the effectiveness of internal controls over financial reporting. That report has also been made a part of the Annual Report of Middleburg Financial Corporation.

The Board of Directors of the Corporation, acting through its Audit Committee (the Committee), is responsible for the oversight of the Corporation's accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditors and approves decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to insure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Corporation in addition to reviewing the Corporation's financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without the presence of the management of the Corporation, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors – Nominees for Election for Terms Expiring in 2006” and “ – Executive Officers Who Are Not Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “– Code of Ethics” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.

EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Corporate Governance and the Board of Directors – Director Compensation” and “Executive Compensation and Related Party Transactions – Compensation Committee Interlocks and Insider Participation,” “– Executive Compensation,” “– Stock Options,” “– Employment Agreements” and

“– Retirement Benefits” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership – Security Ownership of Management” and “– Security Ownership of Certain Beneficial Owners” and “Executive Compensation and Related Party Transactions – Equity Compensation Plans” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Executive Compensation and Related Party Transactions – Transactions with Management” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approval Policies” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

(1) and (2).  The response to this portion of Item 15 is submitted as a separate section of this report.

(3).  Exhibits:

3.1

Articles of Incorporation of the Company (restated in electronic format as of October 2, 2003), attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, incorporated herein by reference.

3.2

Bylaws of the Company, attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K date January 19, 2005, filed with the Commission on January 21, 2005, incorporated herein by reference.

10.1

Employment Agreement, dated as of January 1, 1998, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.*

10.2

Independent Community Bankshares, Inc. 1997 Stock Option Plan, as amended, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-93447, filed with the Commission on December 22, 1999, incorporated herein by reference.*

21

Subsidiaries of the Company.

23.1

Consent of Yount, Hyde & Barbour, P.C.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*   Management contracts and compensatory plans and arrangements.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.)

(b)

Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)

Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

(All signatures are included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.)

MIDDLEBURG FINANCIAL CORPORATION

Middleburg, Virginia

FINANCIAL REPORT

DECEMBER 31, 2004

C O N T E N T S

Page

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

F-1 and F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets

F-3

Consolidated statements of income

F-4

Consolidated statements of changes in shareholders' equity

F-5

Consolidated statements of cash flows

F-6 and F-7

Notes to consolidated financial statements

F-8 - F-40

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Middleburg Financial Corporation

Middleburg, Virginia

We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004.  We also have audited management's assessment, included in the accompanying Management’s Report Regarding the Effectiveness of Internal Controls over Financial Reporting, that Middleburg Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Middleburg Financial Corporation and subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management’s assessment that Middleburg Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Furthermore, in our opinion, Middleburg Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

February 22, 2005

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2004 and 2003
(In Thousands, Except for Share Data)

Assets	2004	2003

Cash and due from banks	$14,658	$10,668
Interest-bearing deposits in banks	349	423
Money market investments	- -	740
Securities (fair value: 2004, $174,483; 2003, $194,793)	174,388	194,581
Loans held for sale	21,307	11,192
Loans, net of allowance for loan losses of $3,418 in 2004
and $2,605 in 2003	345,406	258,112
Bank premises and equipment, net	16,341	11,261
Accrued interest receivable and other assets	33,672	22,427

Total assets	$606,121	$509,404

Liabilities and Shareholders' Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$117,264	$103,845
Savings and interest-bearing demand deposits	203,126	161,963
Time deposits	104,489	104,178
Total deposits	$424,879	$369,986

Federal funds purchased	- -	1,500
Securities sold under agreements to repurchase	40,912	13,535
Federal Home Loan Bank advances	16,000	27,250
Long-term debt	53,500	31,000
Trust preferred capital notes	15,465	15,465
Accrued interest and other liabilities	3,803	3,341
Commitments and contingent liabilities	- -	- -
Total liabilities	$554,559	$462,077

Shareholders' Equity
Common stock, par value, $2.50 per share; authorized, 20,000,000
shares; issued and outstanding, 2004, 3,809,053 shares; 2003, 3,803,102 shares	$9,523	$9,508
Capital surplus	5,684	5,541
Retained earnings	34,997	30,798
Accumulated other comprehensive income, net	1,358	1,480
Total shareholders' equity	$51,562	$47,327

Total liabilities and shareholders' equity	$606,121	$509,404

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except for Per Share Data)

	2004	2003	2002
Interest and Dividend Income
Interest and fees on loans	$18,613	$16,599	$16,178
Interest on investment securities:
Taxable	2	2	3
Tax-exempt	167	198	241
Interest and dividends on securities available for sale:
Taxable	6,162	6,106	5,365
Tax-exempt	1,490	1,570	1,568
Dividends	199	260	277
Interest on deposits in banks	8	3	5
Interest on federal funds sold	24	28	82
Interest on other money market investments	2	14	39
Total interest and dividend income	$26,667	$24,780	$23,758

Interest Expense
Interest on deposits	$2,870	$3,220	$4,221
Interest on securities sold under agreements to repurchase	507	83	181
Interest on short-term debt	173	135	115
Interest on long-term debt	2,483	2,138	2,007
Total interest expense	$6,033	$5,576	$6,524

Net interest income	$20,634	$19,204	$17,234

Provision for loan losses	796	575	300

Net interest income after provision for loan losses	$19,838	$18,629	$16,934

Noninterest Income
Service charges on deposit accounts	$1,563	$1,614	$1,388
Trust and investment advisory fee income	3,688	3,453	2,725
Gains on loans held for sale	- -	878	1,935
Gains (losses) on securities available for sale, net	118	422	(73)
Commissions on investment sales	671	901	611
Equity earnings in affiliate	1,657	1,940	- -
Other service charges, commissions and fees	373	511	572
Other income	524	202	81
Total noninterest income	$8,594	$9,921	$7,239

Noninterest Expenses
Salaries and employees' benefits	$10,887	$9,998	$9,383
Net occupancy and equipment expense	2,235	2,260	1,851
Advertising	374	301	414
Computer operations	770	640	539
Advisory fees	327	380	400
Other taxes	391	341	288
Other operating expenses	3,575	2,967	2,651
Total noninterest expenses	$18,559	$16,887	$15,526

Income before income taxes	$9,873	$11,663	$8,647

Income tax expense	2,781	3,444	2,335

Net income	$7,092	$8,219	$6,312

Earnings per Share, basic	$1.86	$2.18	$1.73
Earnings per Share, diluted	$1.81	$2.13	$1.69

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Share and Per Share Data)

				Accumulated
				Other
				Compre-	Compre-
	Common	Capital	Retained	hensive	hensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2001	$8,761	$741	$21,084	$(248)		$30,338
Comprehensive income:
Net income – 2002	- -	- -	6,312	- -	$6,312	6,312
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax, $1,813)	- -	- -	- -	- -	3,519	- -
Reclassification adjustment (net of tax, $25)	- -	- -	- -	- -	48	- -
Other comprehensive income (net of tax, $1,838)	- -	- -	- -	3,567	$3,567	3,567
Total comprehensive income	- -	- -	- -	- -	$9,879	- -
Cash dividends – 2002 ($.60 per share)	- -	- -	(2,212)	- -		(2,212)
Issuance of common stock (100,424 shares)	502	2,903	- -	- -		3,405
Balance, December 31, 2002	$9,263	$3,644	$25,184	$3,319		$41,410
Comprehensive income:
Net income – 2003	- -	- -	8,219	- -	$8,219	8,219
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $803)	- -	- -	- -	- -	(1,560)	- -
Reclassification adjustment (net of tax, $143)	- -	- -	- -	- -	(279)	- -
Other comprehensive loss (net of tax, $946)	- -	- -	- -	(1,839)	$(1,839)	(1,839)
Total comprehensive income	- -	- -	- -	- -	$6,380	- -
Cash dividends – 2003 ($0.69 per share)	- -	- -	(2,605)	- -		(2,605)
Issuance of common stock (97,738 shares)	245	1,897	- -	- -		2,142
Balance, December 31, 2003	$9,508	$5,541	$30,798	$1,480		$47,327
Comprehensive income:
Net income – 2004	- -	- -	7,092	- -	$7,092	7,092
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $23)	- -	- -	- -	- -	(44)	- -
Reclassification adjustment (net of tax, $40)	- -	- -	- -	- -	(78)	- -
Other comprehensive loss (net of tax, $63)	- -	- -	- -	(122)	$(122)	(122)
Total comprehensive income	- -	- -	- -	- -	$6,970	- -
Cash dividends – 2004 ($0.76 per share)	- -	- -	(2,893)	- -		(2,893)
Issuance of common stock (5,951 shares)	15	143	- -	- -		158
Balance, December 31, 2004	$9,523	$5,684	$34,997	$1,358		$51,562

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(In Thousands)

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$7,092	$8,219	$6,312
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,115	1,190	953
Amortization	417	398	313
Equity in undistributed earnings of affiliate	(652)	(437)	- -
Provision for loan losses	796	575	300
Net (gain) loss on securities available for sale	(118)	(422)	73
Net (gain) on sale of assets	- -	- -	(3)
Discount accretion and premium amortization
on securities, net	40	(169)	(57)
Deferred income tax provision (benefit)	(249)	225	193
Origination of loans held for sale	(377,309)	(214,025)	(121,862)
Proceeds from sales of loans held for sale	367,194	220,322	111,025
Changes in assets and liabilities:
(Increase) in other assets	(210)	(1,133)	(937)
(Decrease) increase in other liabilities	772	(295)	235
Net cash provided by (used in) operating activities	$(1,112)	$14,448	$(3,455)

Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns
and calls of investment securities	$992	$915	$897
Proceeds from maturity, principal paydowns
and calls of securities available for sale	39,469	47,083	24,839
Proceeds from sale of securities
available for sale	19,027	35,857	21,901
Purchase of securities available for sale	(39,402)	(116,957)	(81,576)
Proceeds from sale of equipment	- -	20	31
Purchases of bank premises and equipment	(6,195)	(657)	(4,726)
Net (increase) in loans	(88,090)	(48,887)	(16,760)
Purchase of bank-owned life insurance	(10,800)	- -	- -
Investment in affiliate	- -	(6,116)	- -
Purchase of subsidiary	- -	- -	(1,240)
Net cash (used in) investing activities	$(84,999)	$(88,742)	$(56,634)

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Continued)
Years Ended December 31, 2004, 2003 and 2002
(In Thousands)

	2004	2003	2002
Cash Flows from Financing Activities
Net increase in noninterest-bearing and interest-
bearing demand deposits and savings accounts	$54,582	$36,734	$49,155
Net increase in certificates of deposit	311	4,349	8,017
Increase (decrease) in securities sold under agreements
to repurchase	27,377	4,611	(3,087)
Increase (decrease) in Federal funds purchased	(1,500)	1,500	- -
Proceeds from Federal Home Loan Bank advances	217,400	184,070	95,000
Payments on Federal Home Loan Bank advances	(228,650)	(156,820)	(102,000)
Proceeds from long-term debt	43,500	- -	11,000
Proceeds from trust preferred capital notes	- -	5,000	- -
Payments on long-term debt	(21,000)	(545)	(260)
Net proceeds from issuance of common stock	158	142	906
Cash dividends paid	(2,891)	(2,439)	(2,094)
Net cash provided by financing activities	$89,287	$76,602	$56,637

Increase (decrease) in cash and and cash equivalents	$3,176	$2,308	$(3,452)

Cash and Cash Equivalents
Beginning	11,831	9,523	12,975

Ending	$15,007	$11,831	$9,523

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$3,308	$3,392	$4,772
Interest paid on short-term obligations	176	123	118
Interest paid on long-term debt	2,359	2,097	1,978
	$5,843	$5,612	$6,868

Income taxes	$1,969	$3,302	$2,158

Supplemental Disclosure of Noncash Transactions
Issuance of common stock for contingent payment under
terms of acquisition of affiliate	$- -	$2,000	$2,500
Unrealized gain (loss) on securities available for sale	$(185)	$(2,785)	$5,405
Note receivable forgiven in connection with purchase
of subsidiary	$- -	$- -	$1,000
Exercise of option to purchase subsidiary	$- -	$- -	$1,200

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

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

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to accepted practice within the banking industry.

Principles of Consolidation

The consolidated financial statements of Middleburg Financial Corporation (formerly Independent Community Bankshares, Inc.) and its wholly-owned subsidiaries, Middleburg Bank, Tredegar Trust Company, Gilkison Patterson Investment Advisors, Inc., Middleburg Bank Service Corporation, ICBI Capital Trust I, and MFC Capital Trust II include the accounts of all companies.  All material intercompany balances and transactions have been eliminated in consolidation.  FASB Interpretation No. 46R requires that the Company no longer consolidate ICBI Capital Trust I and MFC Capital Trust II.  The subordinate debt of the trust preferred entities is reflected as a liability of the Company.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Notes to Consolidated Financial Statements

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Loan Fees and Costs

Effective May 1, 2004, loan origination and commitment fees and direct loan origination costs are deferred and amortized as an adjustment of the loan yield over the life of the related loan.  Prior to this date, the fees and costs were being recognized as collected and incurred, which did not produce results that are materially different from the recognition method adopted May 1, 2004.

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

Other Real Estate

Real estate acquired by foreclosure is carried at the lower of cost or fair market value less an allowance for estimated selling expenses on the future disposition of the property.  Revenue and expenses from operations and changes in the valuation are included in the net expenses from other real estate.

Goodwill and Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Identifiable Assets, effective January 1, 2002.  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test.  Testing performed at December 31, 2004 did not indicate impairment.  Additionally, under SFAS 142, acquired intangible assets (such as customer relationships and non-compete agreements) are separately recognized and amortized over their useful life ranging from 7 to 15 years.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Trust Company Assets

Securities and other properties held by the Trust Company in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

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

Notes to Consolidated Financial Statements

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

Stock-Based Employee Compensation Plan

At December 31, 2004, the Company had a stock-based employee compensation plan which is described more fully in Note 8.  The Company accounts for the plan under the recognition and measurement principles of APB opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2004	2003	2002

Net income, as reported	$7,092	$8,219	$6,312
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net of tax	(199)	(193)	(289)

Pro forma net income	$6,893	$8,026	$6,023

Earnings per share:
Basic - as reported	$1.86	$2.18	$1.73
Basic - pro forma	1.81	2.13	1.65
Diluted - as reported	1.81	2.13	1.69
Diluted - pro forma	1.76	2.08	1.62

Notes to Consolidated Financial Statements

Note 2.

Securities

Amortized costs and fair values of securities being held to maturity as of December 31, 2004 and 2003 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	2004
	(In Thousands)
Obligations of states and
political subdivisions	$ 2,699	$95	$- -	$2,794
Mortgage-backed securities	37	- -	- -	37
	$ 2,736	$95	$- -	$2,831

	2003
	(In Thousands)
Obligations of states and
political subdivisions	$3,687	$212	$- -	$3,899
Mortgage-backed securities	41	- -	- -	41
	$3,728	$212	$- -	$3,940

The amortized cost and fair value of securities being held to maturity as of December 31, 2004 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$803	$817
Due after one year through five years	1,896	1,977
Mortgage-backed securities	37	37
	$2,736	$2,831

Notes to Consolidated Financial Statements

Amortized costs and fair values of securities available for sale as of December 31, 2004 and 2003, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	2004
	(In Thousands)
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$12,764	$2	$(135)	$12,631
Obligations of states and
political subdivisions	29,869	1,667	(4)	31,532
Mortgage-backed securities	104,570	900	(1,127)	104,343
Corporate preferred stock	3,418	203	(46)	3,575
Restricted stock	4,688	- -	- -	4,688
Other	14,285	598	- -	14,883
	$169,594	$3,370	$(1,312)	$171,652

	2003
	(In Thousands)
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$7,800	$35	$(4)	$7,831
Obligations of states and
political subdivisions	32,262	2,091	(7)	34,346
Mortgage-backed securities	124,446	1,415	(1,215)	124,646
Corporate preferred stock	3,424	212	(48)	3,588
	3,287	- -	- -	3,287
Other	17,391	131	(367)	17,155
	$188,610	$3,884	$(1,641)	$190,853

Notes to Consolidated Financial Statements

The amortized cost and fair value of securities available for sale as of December 31, 2004, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$3,936	$3,975
Due after one year through five years	18,051	18,358
Due after five years through 10 years	9,798	10,443
Due after 10 years	10,848	11,387
Mortgage-backed securities	104,570	104,343
Corporate preferred	3,418	3,575
Restricted stock	4,688	4,688
Other	14,285	14,883
	$169,594	$171,652

Proceeds from sales of securities available for sale during 2004, 2003 and 2002 were $19,027,000, $35,857,000 and $21,901,000, respectively.  Gross gains of $259,000, $513,000 and $81,000 and gross losses of $141,000, $91,000 and $154,000 were realized on those sales, respectively.  The tax benefit (provision) applicable to these net realized gains and losses amounted to $(40,000), $(143,000) and $25,000, respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $100,059,133 and $33,690,905 at December 31, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements

At December 31, 2004 and 2003, investments in an unrealized loss position that are temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More
2004	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$12,283	$(131)	$96	$(4)
Obligations of states
and political subdivisions	700	(2)	98	(2)
Mortgage-backed
securities	32,959	(294)	28,739	(833)
Corporate preferred	1,993	(36)	- -	(10)
Other	261	- -	100	- -
Total temporarily
impaired securities	$48,196	$(463)	$29,033	$(849)

2003

U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$96	$(4)	$- -	$- -
Obligations of states
and political subdivisions	293	(7)	- -	- -
Mortgage-backed
securities	57,522	(1,215)	- -	- -
Corporate preferred	2,028	(48)	- -	- -
Other	1,723	(20)	7,865	(347)
Total temporarily
impaired securities	$61,662	$(1,294)	$7,865	$(347)

Notes to Consolidated Financial Statements

The unrealized losses in the portfolio as of December 31, 2004 are considered temporary and are a result of the current interest rate environment and not increased credit risk.  Of the temporarily impaired securities, 52 are investment grade and five are non-rated.  The Federal agency mortgage-backed securities have the largest temporary impairment but are issued by government sponsored enterprises (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation).  Of the five non-rated securities, one is issued by a Virginia municipality, three are Virginia-based industrial revenue bonds and one is trust preferred debt issued by a Virginia bank holding company.  One of these non-rated securities has a par value at maturity of $500,000.  The other four non-rated securities have a par value at maturity of $100,000 or less.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability and intent to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Note 3.

Loans, Net

	December 31,
	2004	2003
	(In Thousands)
Mortgage loans on real estate:
Construction	$45,503	$30,239
Secured by farmland	3,135	2,441
Secured by 1-4 family residential	135,665	95,194
Other real estate loans	125,284	100,655
Loans to farmers (except secured by real estate)	31	128
Commercial loans	27,131	20,232
Loans to individuals for personal expenditures	11,889	11,605
All other loans	186	223
Total loans	$348,824	$260,717
Less: Allowance for loan losses	3,418	2,605
Net loans	$345,406	$258,112

Notes to Consolidated Financial Statements

Note 4.

Allowance for Loan Losses

	2004	2003	2002
	(In Thousands)

Balance, beginning	$2,605	$2,307	$2,060
Provision charged to operating expense	796	575	300
Recoveries	185	27	21
Loan losses charged to the allowance	(168)	(304)	(74)
	$3,418	$2,605	$2,307

There were no loans recognized for impairment under SFAS No. 114 as of December 31, 2004 and 2003.   No interest income on impaired loans was recognized in 2004, 2003 and 2002.

Non-accrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $1,000 and $365,000 at December 31, 2004 and 2003, respectively.  If interest on these loans had been accrued, such income would have approximated $0 and $3,000 for 2004 and 2003, respectively.

There were $15,000 and $35,000 in loans 90 days past due and still accruing interest on December 31, 2004 and 2003, respectively.

Note 5.

Bank Premises and Equipment, Net

Bank premises and equipment consists of the following:

	2004	2003
	(In Thousands)

Land	$2,268	$2,268
Banking facilities	9,107	7,637
Furniture, fixtures and equipment	8,567	7,980
Construction in progress and deposits
on equipment	4,215	137
	$24,157	$18,022
Less accumulated depreciation	7,816	6,761
	$16,341	$11,261

Depreciation expense was $1,115,000, $1,190,000 and $953,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2004, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

2005	$584
2006	587
2007	590
2008	517
2009	483
Thereafter	3,956
$6,717

Note 6.

Deposits

The Company has developed an interest bearing product that integrates the use of the cash within client accounts at Tredegar Trust Company for overnight funding at the Bank.  The overall balance of this product was $33.1 million at December 31, 2004 and is reflected in both the interest-bearing demand deposits and securities sold under agreements to repurchase amounts on the balance sheet.

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $62,719,000 and $61,556,000 at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of time deposits (in thousands) are as follows:

2005	$ 69,249
2006	14,663
2007	10,449
2008	2,660
2009	4,173
Thereafter	3,295
$104,489

At December 31, 2004 and 2003, overdraft demand deposits reclassified to loans totaled $186,000 and $223,000, respectively.

Notes to Consolidated Financial Statements

Note 7.

Borrowings

The Company has a $107,400,000 line of credit with the Federal Home Loan Bank of Atlanta available for short and long-term borrowings.  Advances on the line are secured by all of the Company’s first lien residential real estate loans on one-to-four unit single-family dwellings and by eligible commercial real estate loans.  As of December 31, 2004, the book value of these loans totaled approximately $165,264,000. The amount of the available credit is limited to eighty percent of qualifying collateral for the first lien residential real estate loans and fifty percent of the eligible commercial real estate loans.  Any borrowings in excess of the qualifying collateral require pledging of additional assets.

At December 31, 2004, the Company had short-term advances outstanding from the Federal Home Loan Bank of $16,000,000.

The Company’s long-term debt with the Federal Home Loan Bank of $53,500,000 at December 31, 2004 matures through 2014.  During 2004 and 2003, the interest rate ranged from 1.78 percent to 6.16 percent and the weighted average rate was 3.64 percent.

The contractual maturities of the Company’s long-term debt are as follows:

2004
(In Thousands)

Due in 2005	$15,000
Due in 2006	15,000
Due in 2007	11,000
Due in 2009	2,500
Due in 2012	5,000
Due in 2014	5,000
$53,500

The Company has an additional $8,000,000 in lines of credit available from other institutions at December 31, 2004.

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

Notes to Consolidated Financial Statements

Options outstanding at December 31, 2004, 2003 and 2002 are summarized as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at
beginning of year	220,730	$17.00	182,750	$14.90	208,850	$10.38
Granted	9,000	39.40	47,000	23.83	55,000	22.75
Exercised	(5,951)	22.19	(9,020)	10.00	(81,100)	8.55
Forfeited	(3,174)	25.87	- -	- -	- -	- -
Outstanding at end
of year	220,605	$17.65	220,730	$17.00	182,750	$14.90
Options exercisable
at year end	201,917	$16.63	164,888	$14.84	139,200	$12.86
Weighted average
fair value of options
granted during the
year		$10.58		$5.74		$6.02

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2004	2003	2002

Dividend yield	2.20%	2.69%	2.69%
Expected life	10 years	10 years	10 years
Expected volatility	20.07%	19.84%	18.71%
Risk-free interest rate	4.40%	4.43%	5.51%

Notes to Consolidated Financial Statements

As of December 31, 2004, options outstanding and exercisable are summarized as follows:

Range of		Remaining
Exercise	Options	Contractual	Options
Prices	Outstanding	Life	Exercisable

$10.63	36,750	5.9	36,750
11.75	36,000	3.9	36,000
12.25	5,355	4.8	5,355
12.38	40,000	4.9	40,000
22.00	34,000	8.3	22,661
22.75	55,000	7.3	55,000
37.00	5,000	8.7	3,325
39.40	8,500	9.0	2,826

Note 9.

Employee Benefit Plans

The Company has a noncontributory, defined benefit pension plan covering substantially all full-time employees.  The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.  Information about the plan (valued at September 30 of each year) follows:

	2004	2003	2002
	(In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$2,676	$2,009	$2,299
Service cost	406	312	155
Interest cost	181	46	172
Actuarial loss (gain)	385	214	(288)
Benefits paid	(192)	(5)	(329)
Benefit obligation, end of year	$3,456	$2,676	$2,009

Change in Plan Assets
Fair value of plan assets, beginning of year	$3,530	$2,055	$1,736
Actual return on plan assets	303	355	(131)
Employer contributions	452	1,125	779
Benefits paid	(192)	(5)	(329)
Fair value of plan assets, ending	$4,093	$3,530	$2,055

Funded status	$637	$854	$46
Unrecognized net actuarial loss	1,155	899	927
Unrecognized net obligation at transition	(16)	(20)	(24)
Unrecognized prior service cost	(197)	(197)	(199)
Prepaid benefit cost included in other assets	$1,579	$1,536	$750

Notes to Consolidated Financial Statements

The accumulated benefit obligation for the defined benefit pension plan was $2,720,000, $2,222,000 and $1,700,000 at December 31, 2004, 2003 and 2002, respectively.

	2004	2003	2002
	(In Thousands)
Components of Net Periodic
Benefit Cost
Service cost	$406	$312	$155
Interest cost	181	146	72
Expected return on plan assets	(205)	(148)	(163)
Amortization of prior service cost	(1)	(1)	(1)
Amortization of net obligation
at transition	(4)	(4)	(4)
Recognized net actuarial loss	31	35	35
Net periodic benefit cost	$408	$340	$194

Weighted-Average Assumptions for Benefit	2004	2003	2002
Obligations as of September 30
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	4.00%	4.00%	5.00%

Weighted-Average Assumptions for Net Periodic	2004	2003	2002
Benefit Costs as of September 30
Discount rate	6.75%	7.25%	7.25%
Expected return on plan assets	8.50%	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%	5.00%

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

Notes to Consolidated Financial Statements

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2004 and 2003, by asset category are as follows:

	September 30,
	2004	2003

Mutual funds - fixed income	35%	40%
Mutual funds - equity	65%	60%
Total	100%	100%

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

The Company expects to contribute $367,000 to its pension plan in 2005.

Estimated future benefit payments (in thousands), which reflect expected future service, as appropriate, are as follows:

2005	$ 1
2006	25
2007	40
2008	42
2009	100
2010-2014	1,305

401(k) Plan

The Company has a 401(k) plan whereby a majority of employees participate in the plan.  Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the plan.  Matching contributions vest to the employee equally over a five-year period.  For the years ended December 31, 2004, 2003 and 2002, expense attributable to the plan amounted to $137,000, $122,000 and $115,000, respectively.

Notes to Consolidated Financial Statements

Deferred Compensation Plans

Two deferred compensation plans were adopted for the President and two Executive Officers of the Company.  Benefits are to be paid in monthly installments commencing at retirement and ending upon the death of the officer.  The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits would be reduced.  The deferred compensation expense for 2004, 2003 and 2002, based on the present value of the retirement benefits, was $201,685, $57,881 and $31,476.  The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to help meet the costs of the obligations.

Note 10.

Income Taxes

Net deferred tax liabilities consist of the following components as of December 31, 2004 and 2003:

	2004	2003
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,095	$771
Deferred compensation	77	68
Other	69	9
	$1,241	$848
Deferred tax liabilities:
Deferred loan fees	$101	$- -
Property and equipment	493	465
Prepaid pension costs	535	520
Securities available for sale	700	763
	$1,829	$1,748

Net deferred tax (liabilities)	$(588)	$(900)

The provision for income taxes charged to operations for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	2004	2003	2002
	(In Thousands)

Current tax expense	$3,030	$3,219	$ 2,142
Deferred tax provision (benefit)	(249)	225	193
	$2,781	$3,444	$2,335

	2004	2003	2002
	(In Thousands)

Computed "expected" tax expense	$3,357	$3,965	$2,940
(Decrease) in income taxes
resulting from:
Tax-exempt interest income	(553)	(588)	(594)
Other, net	(23)	(67)	(11)
	$2,781	$3,444	$2,335

Note 11.

Related Party Transactions

The Company’s subsidiary bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  These persons and firms were indebted to the subsidiary bank for loans totaling $2,093,000 and $1,435,000 at December 31, 2004 and 2003, respectively. During 2004, total principal additions were $1,155,000 and total principal payments were $497,000.

Note 12.

Contingent Liabilities and Commitments

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements.  The Company does not anticipate any material loss as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance-sheet risk.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  For the final weekly reporting period in the years ended December 31, 2004 and 2003, the aggregate amount of daily average required reserves for each year was approximately $25,000.

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

	2004		2003		2002
		Per		Per		Per
		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount

Earnings per share, basic	3,804,000	$1.86	3,770,000	$2.18	3,642,000	$1.73

Effect of dilutive securities:
Stock options	116,000		97,000		84,000

Earnings per share, diluted	3,920,000	$1.81	3,867,000	$2.13	3,726,000	$1.69

In 2004, 2003 and 2002, stock options representing 12,625 shares, 13,750 shares and 13,750 shares, respectively, were not included in the calculation of earnings per share because they would have been antidilutive.

Note 14.

Retained Earnings

Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities.  As of December 31, 2004, the aggregate amount of unrestricted funds which could be transferred from the Company’s subsidiaries to the Parent Company, without prior regulatory approval, totaled $15,947,000 or 30.9% of the total consolidated net assets.

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

A summary of the contract amount of the Company's exposure to off-balance-sheet risk as of December 31, 2004 and 2003, is as follows:

	2004	2003
	(In Thousands)
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$70,967	$50,473
Standby letters of credit	2,683	5,010

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

The Company maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility.  The Company’s specific goal is to lower (where possible) the cost of its borrowed funds.

The Company enters into interest rate swaps to lock in the interest cash outflows on its floating-rate debt.  On December 8, 2004, the Company borrowed a $15,000,000 variable rate advance from FHLB.  On that same date, the Company entered into an interest rate swap with Suntrust Bank.  The total notional amount of the swap is $15,000,000.  This cash flow hedge effectively changes the variable-rate interest on the FHLB advance to a fixed-rate of interest.  Under the terms of the swap (which expires December 2006), the Company pays Suntrust Bank a fixed interest rate of 3.35%.  Suntrust Bank pays the Company a variable rate of interest indexed to the three-month LIBOR, plus 0.02%.  The interest receivable from Suntrust reprices quarterly.

Notes to Consolidated Financial Statements

Changes in the fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with the long-term debt are reported in other comprehensive income.  This amount is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on floating-rate debt obligation affects earnings.  Because there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company assumes no ineffectiveness in the hedging relationship.

The Company has approximately $11,734,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2004.

Note 16.

Fair Value of Financial Instruments and Interest Rate Risk

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.  The carrying value of restricted stock approximates fair value based on the redemption provisions of the applicable entities.

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

Notes to Consolidated Financial Statements

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2004 and 2003, the fair values of loan commitments and standby letters of credit were deemed immaterial.

Fair values for off-balance-sheet derivative financial instruments, for other-than-trading purposes, are based upon quoted market prices.

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$15,007	$15,007	$11,831	$11,831
Securities	174,388	174,483	194,581	194,793
Loans held for sale	21,307	21,307	11,192	11,192
Loans	345,406	344,138	258,112	260,446
Accrued interest receivable	2,430	2,430	2,223	2,223

Financial liabilities:
Deposits	$424,879	$424,656	$369,986	$370,655
Federal Funds purchased	- -	- -	1,500	1,500
Securities sold under agreements
to repurchase	40,912	40,899	13,535	13,533
Federal Home Loan Bank advances	16,000	16,000	27,250	27,250
Long-term debt	53,500	53,722	31,000	32,439
Trust preferred capital notes	15,465	15,627	15,465	15,478
Accrued interest payable	799	799	644	644

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2004 and 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2004:
Total Capital (to Risk
Weighted Assets):
Consolidated	$62,395	15.1%	$33,180	8.0%	N/A	N/A
Middleburg Bank	$58,842	14.3%	$32,931	8.0%	$41,164	10.0%
Tier 1 Capital (to Risk
Weighted Assets):
Consolidated	$58,636	14.2%	$16,590	4.0%	N/A	N/A
Middleburg Bank	$55,424	13.5%	$16,466	4.0%	$24,698	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$58,636	10.2%	$23,347	4.0%	N/A	N/A
Middleburg Bank	$55,424	9.7%	$22,914	4.0%	$28,643	5.0%

As of December 31, 2003:
Total Capital (to Risk
Weighted Assets):
Consolidated	$56,887	15.6%	$29,151	8.0%	N/A	N/A
Middleburg Bank	$48,189	13.3%	$20,831	8.0%	$36,148	10.0%
Tier 1 Capital (to Risk
Weighted Assets):
Consolidated	$52,376	14.4%	$14,575	4.0%	N/A	N/A
Middleburg Bank	$45,584	12.6%	$14,459	4.0%	$21,689	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$52,376	11.3%	$18,520	4.0%	N/A	N/A
Middleburg Bank	$45,584	10.1%	$18,034	4.0%	$22,543	5.0%

Notes to Consolidated Financial Statements

Note 18.

Goodwill and Intangible Assets

Effective January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition.  The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review, and more frequently if certain impairment indicators are in evidence.  Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2004, 2003 or 2002.  Identifiable intangible assets are being amortized over the period of expected benefit, which ranges from 7 to 15 years.  Information concerning goodwill and intangible assets is presented in the following table:

	December 31, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Identifiable intangibles	$3,734,000	$ 928,452	$3,734,000	$590,833
Unamortizable goodwill	3,421,868	- -	3,421,868	- -

Amortization expense of core deposit intangibles for the years ended December 31, 2004, 2003 and 2002 totaled $337,619, $337,619 and $253,214, respectively.  Estimated amortization expense of core deposit intangibles for the years ended December 31 follows (in thousands):

2005	$337,618
2006	337,618
2007	337,618
2008	337,618
2009	212,907
Thereafter	1,242,169
$2,805,548

Note 19.

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

Notes to Consolidated Financial Statements

Note 20.

Trust Preferred Capital Notes

On November 14, 2001, ICBI Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities.  On November 28, 2001, $10 million of trust preferred securities were issued through a pooled underwriting totaling approximately $750 million.  The securities have a LIBOR-indexed floating rate of interest.  During 2004, the interest rates ranged from 4.98% to 6.44%.  At December 31, 2004 the weighted-average interest rate was 5.39%.  The securities have a mandatory redemption date of December 8, 2031, and are subject to varying call provisions beginning December 8, 2006. The principal asset of the Trust is $10.3 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

On December 12, 2003, MFC Capital Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities.  On December 19, 2003, $5 million of trust preferred securities were issued through a pooled underwriting totaling approximately $344 million.  The securities have a LIBOR-indexed floating rate of interest.  During 2004, the interest rates ranged from 4.02% to 5.01%.  At December 31, 2004 the weighted-average interest rate was 4.35%.  The securities have a mandatory redemption date of January 23, 2034, and are subject to varying call provisions beginning January 23, 2009. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

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

Note 21.

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

The Company is accounting for its investment in Southern Trust by the equity method of accounting under which the Company’s share of the net income of the affiliate is recognized as income in the Company’s income statement and added to the investment account, and dividends received from the affiliate are treated as a reduction of the investment account.  The investment in affiliate totaling $9.2 million at December 31, 2004 is included in other assets on the consolidated balance sheet.

Notes to Consolidated Financial Statements

Note 22.

Condensed Financial Information – Parent Corporation Only

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Balance Sheets
December 31, 2004 and 2003

	2004	2003
	(In Thousands)
Assets
Cash on deposit with subsidiary bank	$145	$ 5,761
Money market fund	901	583
Securities available for sale	1,848	1,871
Investment in subsidiaries, at cost, plus
equity in undistributed net income	58,384	48,045
Goodwill	3,422	3,422
Intangible assets, net	2,806	3,143
Other assets	646	801

Total assets	$68,152	$63,626

Liabilities
Trust preferred capital notes	$15,465	$15,465
Other liabilities	1,125	834
Total liabilities	$16,590	$16,299

Shareholders' Equity
Common stock	$9,523	$9,508
Capital surplus	5,684	5,541
Retained earnings	34,997	30,798
Accumulated other comprehensive income, net	1,358	1,480
Total shareholders' equity	$51,562	$47,327

Total liabilities and shareholders' equity	$68,152	$63,626

Notes to Consolidated Financial Statements

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Statements of Income
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In Thousands)
Income
Dividends from subsidiaries	$2,682	$3,300	$ 2,555
Interest and dividends from investments	90	163	158
Interest on money market fund	1	6	14
Interest from loan to GPIA	- -	- -	16
Management fees from GPIA	40	40	40
Other income	27	5	- -
Gains (losses) on securities available
for sale, net	128	81	(6)
Total income	$2,968	$3,595	$2,777

Expenses
Salaries and employee benefits	$316	$125	$29
Amortization	418	398	313
Legal and professional fees	79	32	73
Printing and supplies	3	5	51
Directors fees	64	44	- -
Advertising	3	1	115
Interest expense other	771	548	584
Other	371	215	145
Total expenses	$2,025	$1,368	$1,310

Income before allocated tax benefits and
undistributed income of subsidiaries	$943	$2,227	$1,467

Income tax (benefit)	(485)	(258)	(296)

Income before equity in undistributed
income of subsidiaries	$1,428	$2,485	$1,763

Equity in undistributed income of subsidiaries	5,664	5,734	4,549

Net income	$7,092	$8,219	$6,312

Notes to Consolidated Financial Statements

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In Thousands)
Cash Flows from Operating Activities
Net income	$7,092	$8,219	$6,312
Adjustments to reconcile net income to net cash
provided by operating activities:
Discount accretion on securities, net	- -	(20)	- -
Amortization	417	398	313
Undistributed earnings of subsidiaries	(5,664)	(5,734)	(4,549)
(Gain) loss on sale of securities available for sale	(128)	(81)	6
(Increase) decrease in other assets	(410)	58	(190)
Increase (decrease) in other liabilities	297	56	(42)
Net cash provided by operating activities	$1,604	$2,896	$1,850

Cash Flows from Investing Activities
Purchase of securities available for sale	$(444)	$(859)	$(156)
Proceeds from sale of securities available for sale	575	1,498	201
Investment in subsidiary bank	(4,300)	- -	- -
Purchase of subsidiary	- -	- -	(1,240)
Net cash provided by (used in) investing activities	$(4,169)	$639	$(1,195)

Cash Flows from Financing Activities
Proceeds from issuance of trust preferred capital notes	$- -	$5,000	$- -
Payments on long-term debt	- -	(545)	(260)
Net proceeds from issuance of common stock	158	142	906
Cash dividends paid	(2,891)	(2,439)	(2,094)
Net cash provided by (used in) financing activities	$(2,733)	$2,158	$(1,448)

Increase (decrease) in cash and cash equivalents	$(5,298)	$5,693	$(793)

Cash and Cash Equivalents
Beginning	6,344	651	1,444
Ending	$1,046	$6,344	$651

Supplemental Disclosure of Noncash Transactions
Issuance of common stock for contingent payment
under terms of acquisition of affiliate	$- -	$2,000	$2,500

Note receivable forgiven in connection with
purchase of subsidiary	$- -	$- -	$1,000

Exercise of option to purchase subsidiary	$- -	$- -	$1,200

Notes to Consolidated Financial Statements

Note 23.

Segment Reporting

The Company has two reportable segments, banking and trust and investment advisory services.  Revenue from banking activity consists primarily of interest earned on loans and investment securities, service charges on deposit accounts, and income recognized from the Bank’s investment in Southern Trust Mortgage.

Revenues from trust and investment advisory services are comprised of fees based upon the market value of assets under administration.  The trust and investment advisory services are conducted by two subsidiaries of the Company.  Tredegar Trust Company and Gilkison Patterson Investment Advisors.

Information about reportable segments and reconciliation to the consolidated financial statements follows:

	For the Year Ended December 31, 2004
		Trust and
		Investment	Intersegment
	Banking	Advisory	Eliminations	Consolidated
(In Thousands)

Revenues:
Interest income	$26,643	$40	$(16)	$26,667
Trust and investment advisory
fee income	- -	3,782	(94)	3,688
Other income	4,947	1	(42)	4,906
Total operating income	$31,590	$3,823	$(152)	$35,261

Expenses:
Interest expense	$6,049	$- -	$(16)	$6,033
Salaries and employee benefits	8,833	2,054	- -	10,887
Provision for loan losses	796	- -	- -	796
Other	6,609	1,199	(136)	7,672
Total operating expenses	$22,287	$3,253	$(152)	$25,388

Income before income taxes	$9,303	$570	$- -	$9,873
Provision for income taxes	2,513	268	- -	2,781
Net income	$6,790	$302	$- -	$7,092

Total assets	$600,033	$7,658	$(1,570)	$606,121
Capital expenditures	$6,194	$1	$- -	$6,195

Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2003
		Trust and
		Investment	Intersegment
	Banking	Advisory	Eliminations	Consolidated
(In Thousands)

Revenues:
Interest income	$24,745	$43	$(8)	$24,780
Trust and investment advisory
fee income	- -	3,527	(74)	3,453
Other income	6,512	1	(45)	6,468
Total operating income	$31,257	$3,571	$(127)	$34,701

Expenses:
Interest expense	$5,584	$- -	$(8)	$5,576
Salaries and employee benefits	8,153	1,845	- -	9,998
Provision for loan losses	575	- -	- -	575
Other	5,789	1,219	(119)	6,889
Total operating expenses	$20,101	$3,064	$(127)	$23,038

Income before income taxes	$11,156	$507	$- -	$11,663
Provision for income taxes	3,195	249	- -	3,444
Net income	$7,961	$258	$- -	$8,219

Total assets	$508,039	$8,017	$(6,652)	$509,404
Capital expenditures	$601	$56	$- -	$657

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date:  March 16, 2005

By: /s/ Joseph L. Boling

Joseph L. Boling

Chairman of the Board, President and

 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph L. Boling Joseph L. Boling	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005
/s/ Alice P. Frazier Alice P. Frazier	Executive Vice President and Chief Operating Officer (Principal Financial Officer)	March 16, 2005
/s/ Kathleen J. Chappell Kathleen J. Chappell	Senior Vice President and Controller (Principal Accounting Officer)	March 16, 2005
/s/ Howard M. Armfield Howard M. Armfield	Director	March 16, 2005
/s/ Henry F. Atherton, III Henry F. Atherton, III	Director	March 16, 2005
/s/ Childs Frick Burden Childs Frick Burden	Director	March 16, 2005

Signature	Title	Date
/s/ J. Lynn Cornwell, Jr. J. Lynn Cornwell, Jr.	Director	March 16, 2005
William F. Curtis	Director	March 16, 2005
/s/ Robert C. Gilkison Robert C. Gilkison	Director	March 16, 2005
/s/ C. Oliver Iselin, III C. Oliver Iselin, III	Director	March 16, 2005
Gary D. LeClair	Director	March 16, 2005
/s/ Louis G. Matrone Louis G. Matrone	Director	March 16, 2005
Thomas W. Nalls	Director	March 16, 2005
/s/ John Sherman John Sherman	Director	March 16, 2005
/s/ Millicent W. West Millicent W. West	Director	March 16, 2005
/s/ Edward T. Wright Edward T. Wright	Director	March 16, 2005