Form 10-Q
period 2005-03-31
MIDDLEBURG FINANCIAL CORP
filed 2005-05-10
CIK 914138

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

 3,798,203 shares of common stock, par value $2.50 per share,

outstanding as of May 9, 2005

MIDDLEBURG FINANCIAL CORPORATION

INDEX

Part I.    Financial Information

Page No.

Item 1.

Financial Statements

Consolidated Balance Sheets

3

Consolidated Statements of Income

4

Consolidated Statements of Changes in Shareholders’ Equity

6

Consolidated Statements of Cash Flows

7

Notes to Consolidated Financial Statements

8

 Item 2.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

13

 Item 3.

       Quantitative and Qualitative Disclosures About Market Risk

23

 Item 4.        Controls and Procedures

25

Part II.     Other Information

Item 1.

Legal Proceedings

26

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.

Defaults upon Senior Securities

26

Item 4.

Submission of Matters to a Vote of Security Holders

26

Item 5.

Other Information

26

Item 6.

Exhibits

26

Signatures

27

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31,	December 31,
	2005	2004
Assets:
Cash and due from banks	$ 14,556	$ 14,658
Interest-bearing balances in banks	568	349
Securities (fair value: March 31, 2005,
$169,772, December 31, 2004, $174,483)	169,705	174,388
Loans held for sale	11,625	21,307
Loans, net of allowance for loan losses of $3,882 in 2005
and $3,418 in 2004	392,267	345,406
Bank premises and equipment, net	17,205	16,341
Other assets	33,793	33,672

Total assets	$ 639,719	$ 606,121

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$ 129,644	$ 117,264
Savings and interest-bearing demand deposits	201,315	203,126
Time deposits	119,240	104,489
Total deposits	$ 450,199	$ 424,879

Securities sold under agreements to
repurchase	25,324	40,912
Federal Home Loan Bank advances	40,640	16,000
Long-term debt	53,500	53,500
Trust preferred capital notes	15,465	15,465
Other liabilities	3,915	3,803
Total liabilities	$ 589,043	$ 554,559

Shareholders' Equity:
Common stock, par value $2.50 per
share, authorized 20,000,000 shares;
issued and outstanding at March 31, 2005 - 3,798,203
issued and outstanding at December 31, 2004 - 3,809,053	$ 9,496	$ 9,523
Capital surplus	5,306	5,684
Retained earnings	35,684	34,997
Accumulated other comprehensive income, net	190	1,358
Total shareholders' equity	$ 50,676	$ 51,562

Total liabilities and shareholders' equity	$ 639,719	$ 606,121

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Interest and Dividend Income
Interest and fees on loans	$ 5,784	$ 4,193
Interest on investment securities
Taxable	1	-
Exempt from federal income taxes	35	48
Interest on securities available for sale
Taxable	1,432	1,631
Exempt from federal income taxes	365	393
Dividends	71	53
Interest on federal funds sold and other	4	4
Total interest income	$ 7,692	$ 6,322
Interest Expense
Interest on deposits	$ 938	$ 702
Interest on securities sold under agreements to repurchase	169	50
Interest on short-term borrowings	184	63
Interest on long-term debt	778	631
Total interest expense	$ 2,069	$ 1,446
Net interest income	$ 5,623	$ 4,876
Provision for Loan Losses	472	109
Net interest income after provision
for loan losses	$ 5,151	$ 4,767
Other Income
Trust and investment advisory fee income	$ 943	$ 939
Service charges on deposit accounts	390	350
Net gains on securities available for sale	-	181
Commissions on investment sales	205	175
Equity in earnings of affiliate	194	461
Bank owned life insurance	112	-
Other service charges, commissions and fees	110	89
Other operating income	22	29
Total other income	$ 1,976	$ 2,224
Other Expense
Salaries and employee benefits	$ 3,159	$ 2,579
Net occupancy expense of premises	702	576
Other taxes	117	99
Computer operations	206	170
Other operating expenses	936	837
Total other expense	$ 5,120	$ 4,261

Income before income taxes	$ 2,007	$ 2,730
Income taxes	598	782
Net income	$ 1,409	$ 1,948

Net income per share, basic	$ 0.37	$ 0.51
Net income per share, diluted	$ 0.36	$ 0.50
Dividends per share	$ 0.19	$ 0.19

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2005 and 2004

(In Thousands, Except Share Data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income	Income	Total
Balances - December 31, 2003	$ 9,508	$ 5,541	$ 30,798	$ 1,480		$ 47,327
Comprehensive Income
Net income			1,948		$ 1,948	1,948
Other comprehensive income
net of tax:
Unrealized holding gains arising during the
period (net of tax $549)					1,065
Reclassification adjustment for
gains realized in net income (net of tax $62)					(119)
Other comprehensive income (net of tax $487)				946	$ 946	946
Total comprehensive income					$ 2,894
Cash dividends declared			(723)			(723)
Issuance of common stock (300 shares)	1	3				4
Balances - March 31, 2004	$ 9,509	$ 5,544	$ 32,023	$ 2,246		$ 49,502

Balances - December 31, 2004	$ 9,523	$ 5,684	$ 34,997	$ 1,358		$ 51,562
Comprehensive Income
Net income			1,409		$ 1,409	1,409
Other comprehensive loss
net of tax:
Unrealized holding losses arising during the
period (net of tax $659)					(1,277)
Change in fair value of interest
rate swap (net of tax $59)					109
Other comprehensive loss (net of tax $600)				(1,168)	$ (1,168)	(1,168)
Total comprehensive income					$ 241
Cash dividends declared			(722)			(722)
Repurchase of common stock (11,000 shares)	(27)	(380)				(407)
Issuance of common stock (150 shares)	-	2				2
Balances – March 31, 2005	$ 9,496	$ 5,306	$ 35,684	$ 190		$ 50,676

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,409	$ 1,948
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	472	109
Depreciation and amortization	388	398
Equity in undistributed (earnings) of affiliate	(55)	(185)
Net (gains) on securities available for sale	-	(181)
Discount (accretion) on securities, net	(2)	(10)
Originations of loans held for sale	(50,791)	(76,072)
Proceeds from sales of loans held for sale	60,473	59,051
(Increase) decrease in other assets	(5)	92
Decrease in other liabilities	716	401
Net cash provided (used in) by operating activities	$ 12,605	$ (14,449)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and calls on investment securities	$ 222	$ 261
Proceeds from maturity, principal paydowns and
calls of securities available for sale	6,832	10,844
Proceeds from sale of securities available for sale	2,220	6,883
Purchase of securities available for sale	(6,525)	(12,825)
Net (increase) in loans	(47,333)	(9,734)
Purchases of bank premises and equipment	(1,147)	(153)
Net cash (used in) investing activities	$ (45,731)	$ (4,724)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, and savings accounts	$ 10,569	$ 20,074
Net increase (decrease) in certificates of deposits	14,751	(1,343)
Net (decrease) in federal funds purchased	-	(800)
Proceeds from Federal Home Loan Bank advances	66,890	44,500
Payment on Federal Home Loan Bank advances	(42,250)	(54,250)
Cash dividends paid	(724)	(723)
Issuance of common stock	2	4
Repurchase of common stock	(407)	-
Increase (decrease) in securities sold under agreements to repurchase	(15,588)	13,803
Net cash provided by financing activities	$ 33,243	$ 21,265
Increase in cash and cash equivalents	$ 117	$ 2,092
CASH AND CASH EQUIVALENTS
Beginning	15,007	11,831
Ending	$ 15,124	$ 13,923
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 1,779	$ 1,106
Income taxes	611	-
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	(1,936)	1,433
Change in fair value of interest rate swap	168	-

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

Note 1.

General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2005 and the results of operations and changes in cash flows for the three months ended March 31, 2005 and 2004, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Middleburg Financial Corporation (the “Company”) for the year ended December 31, 2004 (the “2004 Form 10-K”).  The results of operations for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2.

Stock –Based Employee Compensation Plan

At March 31, 2005, the Company had a stock-based employee compensation plan.  The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31,
	2005	2004
	(In Thousands)
Net income, as reported	$ 1,409	$ 1,948
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(22)	(44)
Pro forma net income	$ 1,387	$ 1,904

Earnings per share:
Basic - as reported	$ 0.37	$ 0.51
Basic - pro forma	0.36	0.50
Diluted - as reported	0.36	0.50
Diluted - pro forma	0.35	0.49

Note 3.

Securities

Securities being held to maturity at March 31, 2005 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
(In Thousands)
Obligations of states and
political subdivisions	$ 2,479	$ 67	$ -	$ 2,546
Mortgage backed securities	36	-	-	36
	$ 2,515	$ 67	$ -	$ 2,582

Securities available for sale at March 31, 2005 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 12,615	$ -	$ (295)	$ 12,320
Corporate securities	3,418	178	(55)	3,541
Obligations of states and
political subdivisions	30,407	1,344	(30)	31,721
Mortgage backed securities	101,356	436	(2,017)	99,775
Other	19,272	570	(9)	19,833
	$ 167,068	$ 2,528	$ (2,406)	$ 167,190

Note 4.

Loan Portfolio

The consolidated loan portfolio was composed of the following:

	March 31,	December 31,
	2005	2004
	(In Thousands)

Commercial, financial and agricultural	$ 28,161	$ 27,162
Real estate construction	56,997	45,503
Real estate mortgage	298,100	264,084
Installment loans to individuals	12,381	12,075
Add: Deferred loan costs	510	-
Total loans	396,149	348,824
Less: Allowance for loan losses	3,882	3,418
Loans, net	$ 392,267	$ 345,406

The Company had $89,000 in non-performing assets at March 31, 2005.

Note 5.

Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	March 31,	December 31,
	2005	2004
	(In Thousands)
Balance at January 1	$ 3,418	$ 2,605
Provision charged to operating expense	472	796
Recoveries added to the allowance	22	185
Loan losses charged to the allowance	(30)	(168)
Balance at the end of the period	$ 3,882	$ 3,418

Note 6.

Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	Three Months Ended
	March 31, 2005		March 31, 2004
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic EPS	3,802,732	$ 0.37	3,803,148	$ 0.51

Effect of dilutive
securities: stock options	109,158		118,876
Diluted EPS	3,911,890	$ 0.36	3,922,024	$ 0.50

Note 7.

Segment Reporting

The Company operates in a decentralized fashion in two principal business activities: banking services and trust and investment advisory services.  Revenue from banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts through Middleburg Bank (“Bank”).  Through the Bank’s 40% investment in Southern Trust Mortgage, LLC  (“Southern Trust”), the Company also recognizes its share of the net income from the Southern Trust investment in the other income section of the Bank’s income statement.

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

The following table presents segment information for the three months ended March 31, 2005 and 2004, respectively.

	For the Three Months Ended				For the Three Months Ended
	March 31, 2005				March 31, 2004

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 7,686	$ 11	$ (5)	$ 7,692	$ 6,314	$ 10	$ (2)	$ 6,322
Trust and investment advisory fee income	-	970	(27)	943	-	960	(21)	939
Other income	1,043	-	(10)	1,033	1,295	-	(10)	1,285

Total operating income	8,729	981	(42)	9,668	7,609	970	(33)	8,546

Expenses:
Interest expense	2,074	-	(5)	2,069	1,448	-	(2)	1,446
Salaries and employee benefits	2,709	487	(37)	3,159	2,048	531	-	2,579
Provision for loan losses	472	-	-	472	109	-	-	109
Other	1,673	288	-	1,961	1,420	293	(31)	1,682

Total operating expenses	6,928	775	(42)	7,661	5,025	824	(33)	5,816

Income before income taxes	1,801	206	-	2,007	2,584	146	-	2,730
Provision for income taxes	507	91	-	598	704	78	-	782

Net income	$ 1,294	$ 115	$ -	$ 1,409	$ 1,880	$ 68	$ -	$ 1,948

Total assets	$ 640,044	$ 7,610	$ (7,935)	$ 639,719	$ 534,708	$ 7,890	$ (8,158)	$ 534,440
Capital expenditures	$ 1,147	$ -	$ -	$ 1,147	$ 153	$ -	$ -	$ 153

Note 8.

Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Three Months Ended March 31,
	2005	2004
	(In Thousands)

Service cost	$ 148	$ 101
Interest cost	54	45
Expected return on plan assets	(77)	(51)
Amortization of net obligation
at transition	(1)	(1)
Net actuarial loss	10	8
Net periodic benefit cost	$ 134	$ 102

The Company previously disclosed in the 2004 Form 10-K that it expected to contribute $367,000 to its pension plan in 2005.  As of March 31, 2005, no contributions have been made.   The Company plans to make all required contributions for 2005.

Note 9.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.  The effective date of SFAS 123R, as amended by the Securities and Exchange Commission (“the SEC”), is for annual periods beginning after June 15, 2005.  The provisions of SFAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107).  SAB 107 expresses the views of the SEC staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies.  SAB 107 does not impact the Company’s results of operations at the present time.

Item 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2005 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

The Company serves the financial services sector and offers a wide range of banking, fiduciary and investment services to both individuals and small businesses.  Banking services offered include business, real estate development, mortgage and automobile loans, checking and savings deposits, internet banking, ATM access, safe deposit rentals and other traditional bank services.  Fiduciary services offered include trust management and estate settlement.  Investment services include advisory and management of investments for our clients.

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

Allowance for Loan Losses

The Bank monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  The Bank maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance:  the systematic methodology used to determine the appropriate level of the allowance to provide assurance the methodology is maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loan losses.  This estimate of losses is compared to the allowance for loan losses of the Bank as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  The Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties  and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Intangibles and Goodwill

The Company had approximately $6.1 million in intangible assets and goodwill at March 31, 2005, a decrease of $84,000 since December 31, 2004.  On April 1, 2002, the Company acquired GPIA, a registered investment advisor, for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation (using SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as a guideline) was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  Approximately $1.0 million of the $6.1 million in intangible assets and goodwill at March 31, 2005 was attributable to the Company’s investment in Tredegar.

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

In addition, SFAS 142 requires that goodwill be tested annually using a two-step process.  The first step is to identify a potential impairment.  The second step measures the amount of the impairment loss, if any.  Processes and procedures have been identified for the two-step process.  On February 25, 2005, Davenport & Company, LLC, an unaffiliated third party, issued an opinion that stated the amount of goodwill carried on the Company’s balance sheet at December 31, 2004 was not impaired.

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

Financial Summary

Net Income

Net income for the three months ended March 31, 2005 decreased to $1.4 million from $1.9 million for the three months ended March 31, 2004.  Core operations have been impacted by increased funding costs, an increase in the provision for loan losses due to the large amount of loan growth and increased expenses related to the opening and staffing of two new facilities.  One new facility opened in November 2004, and the other is scheduled to open midyear 2005. A decrease in mortgage banking income accounted for 35.7% of the decrease in earnings per diluted share for the quarter ended March 31, 2005.  Additionally, there were no gains realized on the sale of investment securities during the first quarter of 2005.

Assets

Total average assets increased 17.8% from $522 million for the three months ended March 31, 2004 to $615 million for the same period in 2005.  Average shareholders’ equity increased 5.2% or $2.5 million over the same periods.  Annualized returns on average assets and equity for the three months ended March 31, 2005 were 0.9% and 11.1%, respectively, compared to 1.5% and 15.9% for the same period in 2004.

Loans

Total assets for the Company increased to $639.7 million at March 31, 2005, compared to $606.1 million at December 31, 2004, representing an increase of $33.6 million or 5.5%.  Net loans at March 31, 2005 were $392.3 million, an increase of $46.9 million from the December 31, 2004 amount of $345.4 million.  Additional lenders, a solid local economy and the relationship with Southern Trust Mortgage, LLC (“Southern Trust”) have contributed to the loan growth experienced thus far in 2005.  Net charge-offs were $8,000 for the three months ended March 31, 2005.  The provision for loan losses for the three months ended March 31, 2005 was $472,000 compared to $109,000 for the same period in 2004.  The allowance for loan losses was $3.9 million or 0.98% of total loans outstanding at March 31, 2005.

Upon the acquisition of the minority interest in Southern Trust, the Bank entered into two loan participation agreements with Southern Trust.  One arrangement is a tri-party agreement among the Bank, Southern Trust and Colonial Bank, Southern Trust’s warehouse line lender, and is capped at a balance of $30.0 million.  At March 31, 2005, the amount of the Bank’s participated mortgages held for sale was $11.6 million.  The LIBOR rate for these loan participations adjusts monthly.  Colonial Bank maintains the note documentation on behalf of the Bank, and the Bank engages a third party to perform semi-annual testing to validate Colonial Bank’s procedures.

The Bank also entered into a construction loan participation agreement with Southern Trust.  The Bank charges Southern Trust an interest rate equal to the prime rate plus up to 75 basis points on the outstanding participated loans held by the Bank. Adjustments in rate related to movements in the prime rate are made monthly.  There were $565,000 in outstanding balances of these construction loans at

March 31, 2005.  Under this agreement, the Bank can purchase 93% of selected construction loans and draws, up to $20.0 million in outstanding balances and $30.0 million in commitments.

Investments

The investment portfolio decreased 2.7% to $169.7 million at March 31, 2005 compared to $174.4 million at December 31, 2004.  During 2004, management elected to utilize cash received from principal pay-downs, maturities and calls to fund loan growth rather than re-invest into the investment portfolio.  This strategy has decreased the size of the investment portfolio.  In anticipation of rising interest rates, the Company has held to an investment strategy during the previous 21 months that focuses on keeping the portfolio relatively short by purchasing securities with maturities that on average do not exceed three years.  This strategy has impacted the Company’s earnings by decreasing the overall yield, but management believes the overall shorter duration is more desirable in the current interest rate environment.  At March 31, 2005, the tax equivalent yield on the investment portfolio was 4.95%.

Premises and Equipment

Premises and equipment increased $864,000 or 5.3% from $16.3 million at December 31, 2004 to $17.2 million at March 31, 2005.  The increase represents the execution of several initiatives in the Company’s branching strategy.  The Company has adopted a new business model whereby all of its financial resources will be available at a single branch, known as a financial service center location.  The financial service centers are larger than most traditional retail branches in order to allow commercial, mortgage, retail and wealth management personnel and services to be readily available to serve clients.  The Company’s execution of its new business model and the Company’s recent expansion is expected to negatively impact earnings in the current year.  Although the placement of commercial, mortgage, retail and wealth management personnel in each of the new locations may cost the Company earnings in the near term, both management and the Board of Directors believe that the investment in and commitment to assisting clients with the creation, preservation and transfer of their wealth will result in positive future returns for the Company and its shareholders.

The Company purchased a 1.0 acre parcel of land in Sterling, Virginia, on June 3, 2004. The purchase price of the land was $1.2 million.  The Company intends to construct a financial service center that will be approximately 6,600 square feet in size.  The new financial service center will provide service to clients living and working in eastern Loudoun and western Fairfax Counties.  The center will offer typical banking services including an ATM, safe deposit boxes and a full complement of retail products.  The Sterling financial service center is expected to open in 2006.

The Reston financial service center opened in November 2004, consists of a one-story building of brick construction with approximately 3,500 square feet of floor space, located at 1779 Fountain Drive, Reston, Virginia, 20190.  The office is a full service branch with three double-stack drive-up facilities and a drive-up automated teller machine.  The Bank owns this branch building but leases the land upon which it resides.  The initial term of the lease is 15 years, expiring on October 31, 2019, with two five-year renewal options.  The annual lease expense associated with this location is $222,000.

In February 2005, the Company entered into a lease for an existing facility in Warrenton, Virginia.  This opportunity will allow the Company to open a facility sooner than was previously anticipated.  The lease has an original term of 20 years, commencing March 1, 2005, and a minimum annual rent of $123,000 which will increase three percent per annum on each March 1st during the original lease term.  The Company has four options to renew the lease beyond the initial term, each of which is for a period of five years.  Pending the completion of renovations, the Warrenton financial service center opening is planned for the third quarter of 2005.  The Company has already hired several staff members and loan officers and is currently serving this market.

The Company has completed renovations to double the size of its Purcellville location in order to meet growing demand within the community.  The grand opening of the facility was held on March 5, 2005.  The newly remodeled financial services center exemplifies the Company’s new business model and offers a host of financial services to our clients.  The renovations cost approximately $1.6 million.

On April 1, 2005, the Company hired several loan officers and opened a loan production office in Virginia Beach, Virginia.  The Company will begin to provide lending services to the surrounding area immediately.  Facilities options are currently being studied with the intent to open a financial service center to serve this market.

Other Assets

On August 31, 2004, the Company purchased $6.0 million of Bank Owned Life Insurance (BOLI). On December 22, 2004, the Company purchased $4.8 million of BOLI. This investment is reflected in the other asset section of the Company’s balance sheet. The Company purchased BOLI to help subsidize increasing employee benefit costs.

Deposits

Deposits increased $25.3 million to $450.2 million at March 31, 2005 from $424.9 million at December 31, 2004.  The Company has developed an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Tredegar for overnight funding at the Bank.  The overall balance of this product was $22.2 million at March 31, 2005 and is reflected in both the interest bearing deposit and the securities sold under agreement to repurchase amounts on the balance sheet.  Excluding the increase from the new deposit product for Tredegar clients, interest and non interest bearing demand deposits have grown by $10.6 million since December 31, 2004.  Time deposits increased $14.8 million since December 31, 2004 to $119.2 million at March 31, 2005.  Securities sold under agreements to repurchase (Repo Accounts) decreased $15.6 million from $40.9 million at December 31, 2004 to $25.3 million at March 31, 2005.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and all Tredegar Institutional Select accounts maintained by business clients.

Borrowings

Cash flow from the investment portfolio, the increase in deposits and additional Federal Home Loan Bank borrowings funded the Company’s asset growth experienced during the three months ended March 31, 2005.  Federal Home Loan Bank overnight advances were $40.6 million at March 31, 2005 compared to $16.0 million at December 31, 2004.  Federal Home Loan Bank long term advances remained the same at $53.5 million at each of March 31, 2005 and December 31, 2004.  The Company is currently exploring funding through the brokered CD market and anticipates entering an agreement in the second quarter of 2005.

Capital

Shareholders’ equity was $50.7 million at March 31, 2005.  This amount represents a decrease of 1.7% from the December 31, 2004 amount of $51.6 million.  The book value per common share was $13.33 at March 31, 2005 and $13.56 at December 31, 2004.  On February 8, 2005, the Company repurchased and retired 11,000 shares of its common stock at an average price of $37.00 per share.

Net Interest Income

Net interest income is one of the Company’s primary sources of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $5.6 million for the first three months of 2005 compared to $4.9 million for the same period in 2004, an increase of 15.3%.  Interest income increased 21.7% and interest expense increased 43.1% when comparing the three months ended March 31, 2005 to March 31, 2004.  Average earning assets increased $80.2 million from $472.5 million for the three months ended March 31, 2004 to $552.7 million for the three months ended March 31, 2005.

Interest income from loans increased $1.6 million to $5.8 million for the three months ended March 31, 2005 compared to $4.2 million for the same period in 2004.  The increase in loan interest income results from the amount of loan growth experienced since March 31, 2004.  The weighted average yield of loans increased 20 basis points from 6.0% for the three months ended March 31, 2004 to 6.2% for the three months ended March 31, 2005.  The net increase to the portfolio of nearly $46.8 million during the first three months of 2005 and the recent increases in the prime lending rate helped mitigate the impact of record low interest rates to the Company.  Approximately $78.4 million, or 19.8%, of the loan portfolio at March 31, 2005 is tied to the Wall Street Journal prime interest rate.  Mortgages held for sale were $11.6 million at March 31, 2005.  Mortgages held for sale earn interest at the one month LIBOR rate plus a spread of 170 basis points.  The LIBOR rate for mortgages held for resale adjusts monthly.

On May 1, 2004, the Company implemented SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans. Implementation of this Statement changes the Company’s previous practice of recognizing loan origination and commitment fees and loan origination costs at inception of the loan.  With the implementation of the Statement, loan fees are recognized over the life of the related loan as an adjustment of yield.  Loan origination costs are recorded as a deferred expense and are recognized over the life of the loan.  Since May 1, 2004, the recognition of $528,000 in loan fees has been deferred.  The deferral of such fees decreased the yield on the loan portfolio by approximately 13 basis points for the three month period ended March 31, 2005.  As a result, for the same three month period, the income recognition change negatively affected the net interest margin by approximately two basis points.  Deferred loan origination costs for the three months ended March 31, 2005 were $326,000.  Interest income from the investment portfolio decreased by $221,000 to $1.9 million for the three month periods ended March 31, 2005 from $2.2 million for the three month period ended March 31, 2004.

Average deposits increased $58.1 million from $369.5 million for the three months ended March 31, 2004 to $427.6 million for the three months ended March 31, 2005.  Total interest expense increased $623,000 for the three months ended March 31, 2005.  Interest expense related to borrowed funds increased nearly $268,000 from $694,000 for the three months ended March 31, 2004 to $962,000 for the three months ended March 31, 2005.  The rising costs of borrowings has contributed to the Company’s increased level of total interest expense.  The new Tredegar deposit product earns interest at a rate equal to 85% of the Federal Home Loan Bank of Atlanta’s overnight rate.  The mix of low cost deposits versus time deposits changed slightly to approximately 71% in low cost deposits, versus 29% in higher cost time deposits at March 31, 2005.  At March 31, 2004, the mix had been 70% in low cost deposits, versus 30% in higher cost time deposits.

The net interest margin, on a tax equivalent basis, was 4.29% for the three months ended March 31, 2005 compared to 4.31% for the same period in 2004.  The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio.  Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is non taxable to total interest income then subtracting total interest expense.  The tax rate utilized in calculating the tax benefit for 2005 and 2004 is 35% and 34%, respectively.  The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected  in the table below.  The decline in tax equivalent net interest margin was attributed to both the lower yields earned on new loan growth during a period of low interest rates and the Company’s increased reliance on borrowed money to fund the earning asset growth.  The Company’s total average earning assets have increased $80.2 million from the three months ended March 31, 2004 to the three months ended March 31, 2005.  Tax equivalent interest income has increased $1.4 million to $8.0 million for the three months ended March 31, 2005 from $6.6 million for the same period in 2004.

Reconciliation of Net Interest Income to

 Tax Equivalent Net Interest Income

	For the Quarter Ended
	March 31,
(in thousands)	2005	2004
GAAP measures:
Interest Income - Loans	$ 5,784	$ 4,193
Interest Income - Investments & Other	1,908	2,129
Interest Expense - Deposits	938	702
Interest Expense - Other Borrowings	1,131	744
Total Net Interest Income	$ 5,623	$ 4,876
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non- Taxable Interest Income - Loans	$ 2	$ 2
Tax Benefit Realized on Non- Taxable Interest Income - Municipal Securities	216	227
Tax Benefit Realized on Non- Taxable Interest Income - Corporate Securities	1	-
Total Tax Benefit Realized on Non- Taxable Interest Income	$ 219	$ 229

Total Tax Equivalent Net Interest Income	$ 5,842	$ 5,105

Non-interest Income

Non-interest income decreased 11.2% to $2.0 million for the first three months of 2005 compared to $2.2 million for the same period in 2004.

Equity in earnings from affiliate, which reflect the 40% ownership interest in Southern Trust, comprised 9.8% of total non-interest income for the three months ended March 31, 2005 compared to 20.7% for the three months ended March 31, 2004.  Southern Trust closed $198.8 million in loans the first three months of 2005 with 61.1% of its production attributable to purchase money financings.  For the same period in 2004, Southern Trust had closed $195.4 million in loans during the first quarter with 60.0% of its production attributable to purchase money financings.  In February 2005, Southern Trust experienced a loan charge off which resulted in an approximate decrease in income of $56,000 for the Company.  The margins realized on sold loans continue to tighten as competition for purchase money financing increases.  However, Southern Trust is focused on adding more lending officers in several of its offices in order to increase its production efforts.  Additionally, two of the less profitable Southern Trust offices have recently been closed.  For the three month period ended March 31, 2005, Southern Trust originated and closed $11.5 million in new construction.

In addition to equity earnings from Southern Trust, the Bank also receives rental and data processing fees and interest on the outstanding balance of loan participations with Southern Trust.  For the three month periods ending March 31, 2005 and 2004, the rental and data processing income earned from Southern Trust was $27,000 and $34,000, respectively.

Commissions and fees from trust and investment advisory activities were $943,000 for the three month period ended March 31, 2005 compared to $939,000 for the same period in 2004.  Investment advisory fees provided by GPIA totaled $518,000 and $545,000 for the three months ended March 31, 2005 and 2004, respectively.   At March 31, 2005, assets under management at GPIA had decreased $24.7 million from $594.0 million at March 31, 2004 to $569.3 million.  Fiduciary fees for services, provided by Tredegar, increased 8.1% to $425,000 for the three months ended March 31, 2005 from $393,000 for the three months ended March 31, 2004.  At March 31, 2005, Tredegar managed nearly $575.1 million in assets, including intercompany assets of $147.0 million, an increase of 4.3% or $23.8 million from assets under administration of $551.3 million, including intercompany assets of $149.0 million, at March 31, 2004.  Fiduciary fees are based upon the market value of the accounts under administration.

Service charges on deposits increased 11.4% to $390,000 for the three months ended March 31, 2005, compared to $350,000 for the same period in 2004.  In particular, ATM and Visa check card fees have increased approximately $22,000 for the three months ended March 31, 2005 when compared to the same period in 2004.  Other service charges, which includes certain loan fees, increased $21,000 or 23.6% to $110,000 for the three months ended March 31, 2005 when compared to the same period in 2004.

Investment sales fees increased 17.1% to $205,000 for the three months ended March 31, 2005, compared to $175,000 for the three months ended March 31, 2004. A strategic decision was made late in the third quarter of 2003 to change the broker dealer clearing provider in the investment services department.  This resulted in a decline in revenues.  After the system conversion, the investment services department had only two financial consultants during the fourth quarter of 2003 and the first quarter of 2004.  This staffing adversely affected the level of revenue generated by the department during 2004.  The Company now has four financial consultants working inside several of the Company’s branches and expects continued improvement over 2004 results.

Income earned from the Bank’s $10.8 million investment in Bank Owned Life Insurance (BOLI) contributed $112,000 to total other income for the three months ended March 31, 2005.  The Company purchased $6.0 million of BOLI in the third quarter of 2004 and another $4.8 million in the fourth quarter of 2004 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Non-interest Expense

Total non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total non-interest expense increased 20.2% or $859,000 from $4.3 million for the three months ended March 31, 2004 to $5.1 million for the three months ended March 31, 2005.  As anticipated by the Company, efficiency has been negatively impacted by increased operating expenses associated with the execution of its new business model.  However, when taken as a percentage of total average assets for the quarter ended March 31, 2005, the quarter’s non-interest expense was 0.83% of total average assets, only a slight increase over 0.82% for the same period in 2004.  The slight decrease in net interest margin from March 31, 2004 to March 31, 2005 has also negatively impacted the Company’s efficiency.

Salaries and employee benefits increased 22.5% when comparing the three months ended March 31, 2005 to the three months ended March 31, 2004.  Additions to staff to support business development, retail branching and the formation of a wealth management team have contributed to the increase in salaries and employee benefits.  Several experienced commercial lenders were hired to support business development efforts in both the Reston and Warrenton areas.  Additionally, with the opening of the new Reston office in November 2004, various retail staff positions were added to the Company’s payroll.  For the three month period ended March 31, 2005, non-interest expense related to the Reston financial service center was $211,000.  Non-interest expense related to the preparation of the Warrenton financial service center was nearly $62,000 for the quarter ended March 31, 2005.  With the increased investment sales production mentioned earlier, commissions paid on investment sales fees increased 25.9% to $107,000 for the quarter ended March 31, 2005 from $85,000 for the same period in 2004.

Net occupancy expense increased by $126,000 or 21.9% from $576,000 for the three months ended March 31, 2004 to $702,000 for the three months ended March 31, 2005.  As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.  In addition to the increased occupancy costs related to the Company’s two new locations, the renovation and expansion of the Purcellville branch contributed nearly $32,000 to the increase due to additional depreciation and construction related costs related to that project.

Computer operations expense increased from $170,000 for the three months ended March 31, 2004 to $206,000 for the three months ended March 31, 2005.  The increase is related to both the increased cost of computer related maintenance contracts and the increased number of the Company’s clients utilizing its online banking services and the increase in volume of online banking transactions. Clients meeting specific criteria are provided free online banking services by the Company.

Other tax expense increased 18.2% or $18,000 to $117,000 for the three months ended March 31, 2005 from $99,000 for the three months ended March 31, 2004.  The increase was mainly the result of the Bank’s franchise tax, which is paid to the state in lieu of an income tax and is based on the Bank’s equity capital.

Other expense increased 11.8% or $99,000 to $936,000 for the three months ended March 31, 2005 from $837,000 for the three months ended March 31, 2004.  The increase was attributed to increases in accounting/audit fees, computer expenses, courier expenses, and educational expenses, all resulting from the Company’s growth.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2005 was $3.9 million compared to $2.7 million at March 31, 2004.  The allowance for loan losses was 0.98% of total loans outstanding at March 31, 2005 and 1.0% of total loans outstanding at March 31, 2004.  Although the allowance for loan losses decreased two basis points, the provision for loan losses increased due to the continued growth in the loan portfolio.  The provision for loan losses was $472,000 for the three months ended March 31, 2005.  The provision was $109,000 for the three months ended March 31, 2004.  For the three months ended March 31, 2005, net loan charge-offs totaled $8,000, compared to net loan recoveries of $18,000 for the same period in 2004.  Total loans past due 90 days or more at March 31, 2005 were approximately $89,000.  Non-performing loans were 0.00% of total loans outstanding at March 31, 2005 compared to 0.31% at March 31, 2004.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at March 31, 2005.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at March 31, 2005 and December 31, 2004 was $50.7 million and $51.6 million, respectively.  Total common shares outstanding at March 31, 2005 were 3,798,203.

At March 31, 2005, the Company’s tier 1 and total risk-based capital ratios were 13.6% and 14.5%, respectively, compared to 14.2% and 15.1% at December 31, 2004.  The Company’s leverage ratio was 9.7% at March 31, 2005 compared to 10.2% at December 31, 2004.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $8 million, of which none was outstanding at March 31, 2005.  Federal funds purchased during the first three months of 2005 averaged $816,000 compared to an average of $1.4 million during the same period in 2004.  At March 31, 2005 and December 31, 2004, the Company had $25.3 million and $40.9 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $119.2 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  The Company has utilized the credit line for both overnight and long-term funding throughout the first three months of 2005.  Overnight and long-term advances averaged $25.1 million and $53.5 million, respectively, for the three months ended March 31, 2005.

At March 31, 2005, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 43.6% of total deposits.

Off-Balance Sheet Arrangements

Commitments to extend credit increased $14.9 million to $85.9 million at March 31, 2005 compared to $71.0 million at December 31, 2004.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $1.7 million at March 31, 2005.  This amount is a decrease from the $2.7 million at December 31, 2004.

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

•

the successful management of interest rate risk;

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 100 basis point downward shift in interest rates.  A parallel and pro rata shift in rates over a 12-month period is assumed.  Given the current historic low in interest rates for the fiscal years of 2004 and  2003, the model assumed only a 100 basis point decrease in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis during the three months ended March 31, 2005 and the year ended December 31, 2004.

For the Three Months Ended March 31, 2005

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.74%)

(2.74%)

(2.74%)

- 100 bp

 0.34%

0.31%

0.31%

For the Year Ended December 31, 2004

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.05%)

(0.74%)

(1.40%)

- 100 bp

(1.16%)

(0.52%)

0.84%

At March 31, 2005, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 2.74% on average.  For the same time period the interest rate risk model indicated that in a declining rate

environment of 100 basis points over a 12 month period net interest income could increase by 0.31% on average.   While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2004, the Company’s balance sheet has grown by $33.6 million.  Deposit inflows, increased borrowings from the Federal Home Loan Bank and the reduction in the securities portfolio have provided the funding for the growth in the loan portfolios.  The Company’s interest rate profile is liability sensitive bias for the next 12 months.  The profile then shifts toward intermediate and long term asset sensitivity over a “one to two year” and “beyond two year” time frame, respectively.  Based upon a March 31, 2005 simulation, the Bank could expect an average negative impact to net interest income of $654,000 over the next 12 months if rates rise 200 basis points.  If rates were to decline 100 basis points, the Bank could expect an average positive impact to net interest income of $74,000 over the next 12 months.

The Company maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility.  The Company’s specific goal is to lower (where possible) the cost of its borrowed funds.

The Company enters into interest rate swaps to lock in the interest cash outflows on its floating-rate debt.  On December 8, 2004, the Company borrowed a $15,000,000 variable rate advance from Federal Home Loan Bank (“FHLB”).  On that same date, the Company also entered into an interest rate swap with Suntrust Bank.  The total notional amount of the swap is $15,000,000.  This cash flow hedge effectively changes the variable-rate interest on the FHLB advance to a fixed-rate of interest.  Under the terms of the swap (which expires December 2006), the Company pays Suntrust Bank a fixed interest rate of 3.35%.  Suntrust Bank pays the Company a variable rate of interest indexed to the three month LIBOR, plus 0.02%.  The interest receivable from Suntrust Bank reprices quarterly.  Changes in the fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with the long-term debt are reported in other comprehensive income.  This amount is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on floating-rate debt obligation affects earnings.  Because there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company has determined no ineffectiveness in the hedging relationship.

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

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to factors such as prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change, caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables.  Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in response to, or in anticipation of, changes in interest rates.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company purchased shares of its common stock during the first quarter of 2005, as follows:

Period	(a) Total Number of Shares ( or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2005	-0- Shares	- -	- -	$3,459,000
February 1 - 28, 2005	11,000 Shares	$37.00	11,000 Shares	$3,052,000
March 1 - 31, 2005	-0- Shares	- -	- -	$3,052,000
Total	11,000 Shares	$37.00	- -	$3,052,000

On June 16, 1999, the Company adopted a repurchase plan, which authorizes management to purchase up to $5.0 million of the Company’s common stock from time to time.  The plan does not have an expiration date.

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

Date:  May 10, 2005

 /s/ Joseph L. Boling

Joseph L. Boling

Chairman of the Board & CEO

Date:  May 10, 2005

/s/ Kathleen J. Chappell

Kathleen J. Chappell

Senior Vice President & CFO

EXHIBIT INDEX

Exhibits

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350