Form 10-Q
period 2005-06-30
MIDDLEBURG FINANCIAL CORP
filed 2005-08-09
CIK 914138

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

 3,801,053 shares of common stock, par value $2.50 per share,

outstanding as of August 8, 2005

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

25

 Item 4.        Controls and Procedures

26

Part II.     Other Information

Item 1.

Legal Proceedings

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.

Defaults upon Senior Securities

28

Item 4.

Submission of Matters to a Vote of Security Holders

28

Item 5.

Other Information

29

Item 6.

Exhibits

29

Signatures

30

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2005	2004
Assets:
Cash and due from banks	$ 17,344	$ 14,658
Interest-bearing balances in banks	23	349
Securities (fair value: June 30, 2005,
$164,219, December 31, 2004, $174,483)	164,167	174,388
Loans held for sale	-	21,307
Loans, net of allowance for loan losses of $4,563 in 2005
and $3,418 in 2004	461,781	345,406
Bank premises and equipment, net	17,457	16,341
Other assets	33,774	33,672

Total assets	$ 694,546	$ 606,121

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$ 124,408	$ 117,264
Savings and interest-bearing demand deposits	234,049	203,126
Time deposits	165,460	104,489
Total deposits	$ 523,917	$ 424,879

Federal funds purchased	1,225	-
Securities sold under agreements to
repurchase	31,992	40,912
Federal Home Loan Bank advances	23,525	16,000
Long-term debt	42,500	53,500
Trust preferred capital notes	15,465	15,465
Other liabilities	3,197	3,803
Total liabilities	$ 641,821	$ 554,559

Shareholders' Equity:
Common stock, par value $2.50 per
share, authorized 20,000,000 shares;
issued and outstanding at June 30, 2005 - 3,801,053
issued and outstanding at December 31, 2004 - 3,809,053	$ 9,503	$ 9,523
Capital surplus	5,330	5,684
Retained earnings	36,699	34,997
Accumulated other comprehensive income, net	1,193	1,358
Total shareholders' equity	$ 52,725	$ 51,562

Total liabilities and shareholders' equity	$ 694,546	$ 606,121

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited		Unaudited
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Interest and Dividend Income
Interest and fees on loans	$ 12,678	$ 8,614	$ 6,894	$ 4,421
Interest on investment securities
Taxable	1	1	-	-
Exempt from federal income taxes	65	90	30	43
Interest on securities available for sale			-
Taxable	2,804	3,182	1,372	1,551
Exempt from federal income taxes	731	761	366	368
Dividends	155	97	84	44
Interest on federal funds sold and other	11	19	7	15
Total interest income	$ 16,445	$ 12,764	$ 8,753	$ 6,442
Interest Expense
Interest on deposits	$ 2,356	$ 1,444	$ 1,418	$ 741
Interest on securities sold under agreements to repurchase	376	89	207	41
Interest on short-term borrowings	504	70	320	6
Interest on long-term debt	1,479	1,255	701	624
Total interest expense	$ 4,715	$ 2,858	$ 2,646	$ 1,412
Net interest income	$ 11,730	$ 9,906	$ 6,107	$ 5,030
Provision for Loan Losses	1,141	219	669	110
Net interest income after provision
for loan losses	$ 10,589	$ 9,687	$ 5,438	$ 4,920
Other Income
Trust and investment advisory fee income	$ 1,920	$ 1,873	$ 977	$ 934
Service charges on deposits	838	742	448	392
Net gains (losses) on securities available for sale	(21)	79	(21)	(102)
Commissions on investment sales	366	344	161	169
Equity in earnings of affiliate	605	879	411	418
Bank owned life insurance	232	-	120	-
Other service charges, commissions and fees	240	206	130	117
Other operating income	60	75	38	46
Total other income	$ 4,240	$ 4,198	$ 2,264	$ 1,974
Other Expense
Salaries and employee benefits	$ 6,280	$ 5,096	$ 3,121	$ 2,517
Net occupancy expense of premises	1,377	1,104	675	528
Other taxes	231	193	114	94
Amortization	209	209	105	105
Computer operations	432	352	226	182
Other operating expenses	1,906	1,699	1,074	966
Total other expense	$ 10,435	$ 8,653	$ 5,315	$ 4,392

Income before income taxes	$ 4,394	$ 5,232	$ 2,387	$ 2,502
Income taxes	1,248	1,556	650	774
Net income	$ 3,146	$ 3,676	$ 1,737	$ 1,728

Net income per share, basic	$ 0.83	$ 0.97	$ 0.46	$ 0.45
Net income per share, diluted	$ 0.81	$ 0.94	$ 0.45	$ 0.44
Dividends per share	$ 0.38	$ 0.38	$ 0.19	$ 0.19

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2005 and 2004

(In Thousands, Except Share Data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income	Income	Total
Balances - December 31, 2003	$ 9,508	$ 5,541	$ 30,798	$ 1,480		$ 47,327
Comprehensive Income
Net income			3,676		$ 3,676	3,676
Other comprehensive loss
net of tax:
Unrealized holding losses arising during the
period (net of tax $1,395)					(2,707)
Reclassification adjustment for
gains realized in net income (net of tax $27)					(52)
Other comprehensive loss (net of tax $1,422)				(2,759)	$ (2,759)	(2,759)
Total comprehensive income					$ 917
Cash dividends declared			(1,445)			(1,445)
Issuance of common stock (450 shares)	1	4				5
Balances - June 30, 2004	$ 9,509	$ 5,545	$ 33,029	$ (1,279)		$ 46,804

Balances - December 31, 2004	$ 9,523	$ 5,684	$ 34,997	$ 1,358		$ 51,562
Comprehensive Income
Net income			3,146		$ 3,146	3,146
Other comprehensive loss
net of tax:
Unrealized holding losses arising during the
period (net of tax $131)					(255)
Reclassification adjustment for
losses realized in net income (net of tax $7)					14
Change in fair value of interest
rate swap (net of tax $39)					76
Other comprehensive loss (net of tax $85)				(165)	$ (165)	(165)
Total comprehensive income					$ 2,981
Cash dividends declared			(1,444)			(1,444)
Repurchase of common stock (11,000 shares)	(27)	(380)				(407)
Issuance of common stock (3,000 shares)	7	26				33
Balances - June 30, 2005	$ 9,503	$ 5,330	$ 36,699	$ 1,193		$ 52,725

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,146	$ 3,676
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,141	219
Depreciation and amortization	776	785
Equity in undistributed earnings of affiliate	(391)	(386)
Net loss (gains) on securities available for sale	21	(79)
Net loss on disposal of bank premises and equipment	2	-
Premium amortization on securities, net	12	20
Originations of loans held for sale	(88,084)	(187,420)
Proceeds from sales of loans held for sale	109,391	176,156
(Increase) decrease in other assets	(367)	559
(Decrease) increase in other liabilities	44	(609)
Net cash provided by (used in) operating activities	$ 25,691	$ (7,079)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and calls on investment securities	$ 574	$ 362
Proceeds from maturity, principal paydowns and
calls of securities available for sale	13,350	22,643
Proceeds from sale of securities available for sale	12,507	12,745
Purchase of securities available for sale	(16,609)	(24,766)
Net (increase) in loans	(117,516)	(26,595)
Purchase of bank premises and equipment	(1,686)	(1,824)
Proceeds from sale of bank premises and equipment	1	-
Net cash (used in) investing activities	$ (109,379)	$ (17,435)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, and savings accounts	$ 38,067	$ 51,672
Net increase (decrease) in certificates of deposits	60,971	(3,766)
Net increase (decrease) in federal funds purchased	1,225	(1,500)
Proceeds from Federal Home Loan Bank advances	190,525	74,400
Payment on Federal Home Loan Bank advances	(183,000)	(101,650)
Proceeds from long-term debt	-	23,500
Payment on long-term debt	(11,000)	(16,000)
Cash dividends paid	(1,446)	(1,445)
Issuance of common stock	33	5
Repurchase of common stock	(407)	-
Increase (decrease) in securities sold under agreements to repurchase	(8,920)	13,144
Net cash provided by financing activities	$ 86,048	$ 38,360
Increase in cash and cash equivalents	$ 2,360	$ 13,846
CASH AND CASH EQUIVALENTS
Beginning	15,007	11,831
Ending	$ 17,367	$ 25,677
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 4,549	$ 2,813
Income taxes	1,931	967
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	(365)	(4,181)
Change in fair value of interest rate swap	115	-

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

Note 1.

General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2005 and the results of operations for the three months and the six months ended June 30, 2005 and 2004 and changes in cash flows for the six months ended June 30, 2005 and 2004, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Middleburg Financial Corporation (the “Company”) for the year ended December 31, 2004 (the “2004 Form 10-K”).  The results of operations for the six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2.

Stock –Based Employee Compensation Plan

At June 30, 2005, the Company had a stock-based employee compensation plan.  The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
Net income, as reported	$ 3,146	$ 3,676	$ 1,737	$ 1,728
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(45)	(89)	(23)	(44)
Pro forma net income	$ 3,101	$ 3,587	$ 1,714	$ 1,684

Earnings per share:
Basic - as reported	$ 0.83	$ 0.97	$ 0.46	$ 0.45
Basic - pro forma	0.82	0.94	$ 0.45	0.44
Diluted - as reported	0.81	0.94	$ 0.45	0.44
Diluted - pro-forma	0.79	0.91	$ 0.44	0.43

Note 3.

Securities

Securities being held to maturity at June 30, 2005 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
(In Thousands)
Obligations of states and
political subdivisions	$ 2,131	$ 52	$ -	$ 2,183
Mortgage backed securities	35	-	-	35
	$ 2,166	$ 52	$ -	$ 2,218

Securities available for sale at June 30, 2005 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 10,615	$ 1	$ (118)	$ 10,498
Corporate securities	3,382	183	(98)	3,467
Obligations of states and
political subdivisions	31,026	1,439	(11)	32,454
Mortgage backed securities	97,283	714	(789)	97,208
Other	18,002	379	(7)	18,374
	$ 160,308	$ 2,716	$ (1,023)	$ 162,001

Note 4.

Loan Portfolio

The consolidated loan portfolio was composed of the following:

	June 30,	December 31,
	2005	2004
	(In Thousands)

Commercial, financial and agricultural	$ 29,354	$ 27,162
Real estate construction	74,293	45,503
Real estate mortgage	346,553	263,787
Installment loans to individuals	15,459	12,075
Total loans	465,659	348,527
Add: Deferred loan costs	685	297
Less: Allowance for loan losses	4,563	3,418
Loans, net	$ 461,781	$ 345,406

The Company had $92,000 in non-performing assets at June 30, 2005.

Note 5.

Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	June 30,	December 31,
	2005	2004
	(In Thousands)
Balance at January 1	$ 3,418	$ 2,605
Provision charged to operating expense	1,141	796
Recoveries added to the allowance	47	185
Loan losses charged to the allowance	(43)	(168)
Balance at the end of the period	$ 4,563	$ 3,418

Note 6.

Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	Six Months Ended				Three Months Ended
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
		Per share		Per share		Per share		Per share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Basic EPS	3,801,143	$ 0.83	3,803,322	$ 0.97	3,799,554	$ 0.46	3,803,496	$ 0.45

Effect of dilutive
securities:
stock options	104,295		117,853		99,432		116,929
Diluted EPS	3,905,438	$ 0.81	3,921,175	$ 0.94	3,898,986	$ 0.45	3,920,425	$ 0.44

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

The following table presents segment information for the six months ended June 30, 2005 and 2004, respectively.

	For the Six Months Ended				For the Six Months Ended
	June 30, 2005				June 30, 2004

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 16,430	$ 23	$ (8)	$ 16,445	$ 12,750	$ 19	$ (5)	$ 12,764
Trust and investment advisory
fee income	-	1,973	(53)	1,920	-	1,919	(46)	1,873
Other income	2,346	(6)	(20)	2,320	2,346	-	(21)	2,325

Total operating income	18,776	1,990	(81)	20,685	15,096	1,938	(72)	16,962

Expenses:
Interest expense	4,723	-	(8)	4,715	2,863	-	(5)	2,858
Salaries and employee benefits	5,369	984	(73)	6,280	4,046	1,050	-	5,096
Provision for loan losses	1,141	-	-	1,141	219	-	-	219
Other	3,565	590	-	4,155	3,037	587	(67)	3,557

Total operating expenses	14,798	1,574	(81)	16,291	10,165	1,637	(72)	11,730

Income before income taxes	3,978	416	-	4,394	4,931	301	-	5,232
Provision for income taxes	1,067	181	-	1,248	1,397	159	-	1,556

Net income	$ 2,911	$ 235	$ -	$ 3,146	$ 3,534	$ 142	$ -	$ 3,676

Total assets	$ 694,884	$ 7,383	$ (7,721)	$ 694,546	$ 540,344	$ 7,967	$ (1,079)	$ 547,232
Capital expenditures	$ 1,686	$ -	$ -	$ 1,686	$ 1,823	$ 1	$ -	$ 1,824

The following table presents segment information for the three months ended June 30, 2005 and June 30, 2004.

	For the Three Months Ended				For the Three Months Ended
	June 30, 2005				June 30, 2004

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 8,744	$ 12	$ (3)	$ 8,753	$ 6,436	$ 9	$ (3)	$ 6,442
Trust and investment advisory
fee income	-	1,003	(26)	977	-	959	(25)	934
Other income	1,303	(6)	(10)	1,287	1,051	-	(11)	1,040

Total operating income	10,047	1,009	(39)	11,017	7,487	968	(39)	8,416

Expenses:
Interest expense	2,649	-	(3)	2,646	1,415	-	(3)	1,412
Salaries and employee benefits	2,660	497	(36)	3,121	1,998	519	-	2,517
Provision for loan losses	669	-	-	669	110	-	-	110
Other	1,893	301	-	2,194	1,617	294	(36)	1,875

Total operating expenses	7,871	798	(39)	8,630	5,140	813	(39)	5,914

Income before income taxes	2,176	211	-	2,387	2,347	155	-	2,502
Provision for income taxes	560	90	-	650	693	81	-	774

Net income	$ 1,616	$ 121	$ -	$ 1,737	$ 1,654	$ 74	$ -	$ 1,728

Total assets	$ 694,884	$ 7,383	$ (7,721)	$ 694,546	$ 540,344	$ 7,967	$ (1,079)	$ 547,232
Capital expenditures	$ 539	$ -	$ -	$ 539	$ 1,670	$ 1	$ -	$ 1,671

Note 8.

Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Pension Benefits
	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

Service cost	$ 296	$ 203	$ 148	$ 102
Interest cost	108	90	54	45
Expected return on plan assets	(155)	(103)	(78)	(52)
Amortization of net obligation
at transition	(2)	(2)	(1)	(1)
Amortization of net (gain) loss	21	16	11	8
Net periodic benefit cost	$ 268	$ 204	$ 134	$ 102

The Company previously disclosed in the 2004 Form 10-K that it expected to contribute $367,000 to its pension plan in 2005.  As of June 30, 2005, no contributions have been made.   The Company plans to make all required contributions for 2005.

Note 9.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The new standard changes the requirements for the accounting for and reporting of a change in accounting principle.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the statement of income.  The effective date of SFAS No. 123R, as amended by the Securities and Exchange Commission (the “SEC”), is for annual periods beginning after June 15, 2005.  The provisions of SFAS No. 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107).  SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies.  SAB 107 does not impact the Company’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (GAAP) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the FASB directed its staff to issue two proposed FASB Staff Positions (FSP): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The FASB directed its staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements

Item 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the three and six months ended June 30, 2005 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

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

The Company offers a wide range of banking, fiduciary and investment services to both individuals and small businesses.  Banking services offered include business, real estate development, mortgage and automobile loans, checking and savings deposits, internet banking, ATM access, safe deposit rentals and other traditional bank services.  Fiduciary services offered include trust management and estate settlement.  Investment services include advisory and management of investments for our clients.

The Company generates a significant amount of its income from the net interest income earned by the Bank.  Net interest income is the difference between interest income and interest expense and can be influenced by the quality of the assets.  Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon.  The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses.  Tredegar and GPIA generate fee income from providing investment management and trust services to its clients.  Investment management and trust fees are generally based upon the value of assets under management, and, therefore can be significantly affected by fluctuation in the values of securities caused by changes in the capital markets.

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

Intangibles and Goodwill

The Company had approximately $6.1 million in intangible assets and goodwill at June 30, 2005, a decrease of $169,000 since December 31, 2004.  On April 1, 2002, the Company acquired GPIA, a registered investment advisor, for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation (using SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as a guideline) was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  Approximately $1.0 million of the $6.1 million in intangible assets and goodwill at June 30, 2005 was attributable to the Company’s investment in Tredegar.

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

Financial Summary

Net Income

Net income for the six months ended June 30, 2005 was $3.1 million, a decrease from $3.7 million for the six months ended June 30, 2004.  While gross revenues increased from $17.0 million for the six months ended June 30, 2004 to $20.7 million for the same period in 2005, core operations have been impacted by increased funding costs, an increase in the provision for loan losses due to the large amount of loan growth and increased expenses related to the opening and staffing of three new facilities.  The Reston financial service center opened in November 2004.  In addition, the Company established a loan production office in Virginia Beach, Virginia on April 1, 2005, and a Warrenton financial service center is scheduled to open in the fourth quarter of 2005.

Assets

Total assets for the Company increased to $694.5 million at June 30, 2005, compared to $606.1 million at December 31, 2004, representing an increase of $88.4 million or 14.6%.  Total average assets increased 21.5% from $529.9 million for the six months ended June 30, 2004 to $643.7 million for the same period in 2005.  Average shareholders’ equity increased 7.4% or $3.6 million over the same periods.  Annualized returns on average assets and equity for the six months ended June 30, 2005 were 1.0% and 12.2%, respectively, compared to 1.4% and 15.2% for the same period in 2004.

Loans

Net loans at June 30, 2005 were $461.8 million, an increase of $116.4 million from the December 31, 2004 amount of $345.4 million.  Additional lenders, a solid local economy and the relationship with

Southern Trust Mortgage, LLC (“Southern Trust”) have contributed to the loan growth experienced thus far in 2005.  Net recoveries were $4,000 for the six months ended June 30, 2005.  The provision for loan losses for the six months ended June 30, 2005 was $1.1 million compared to $219,000 for the same period in 2004.  The allowance for loan losses was $4.6 million or 0.98% of total loans outstanding at June 30, 2005.

Upon the acquisition of the minority interest in Southern Trust, the Bank entered into two loan participation agreements with Southern Trust.  One arrangement is a tri-party agreement among the Bank, Southern Trust and Colonial Bank, Southern Trust’s warehouse line lender, and is capped at a balance of $30.0 million.  The LIBOR rate for these loan participations adjusts monthly.  Colonial Bank maintains the note documentation on behalf of the Bank, and the Bank engages a third party to perform semi-annual testing to validate Colonial Bank’s procedures.  Due to increased loan demand in the Bank’s operating market, management decided in the second quarter of 2005 to stop investing in participated mortgages held for sale.  The Company believes that the reduction in participated mortgages held for sale will allow the Bank to focus more of its resources on net loans.

The Bank also entered into a construction loan participation agreement with Southern Trust.  The Bank charges Southern Trust an interest rate equal to the prime rate plus up to 75 basis points on the outstanding participated loans held by the Bank. Adjustments in rate related to movements in the prime rate are made monthly.  There were $661,000 in outstanding balances of these construction loans at June 30, 2005.  Under this agreement, the Bank can purchase 93% of selected construction loans and draws, up to $20.0 million in outstanding balances and $30.0 million in commitments.

Investments

The investment portfolio decreased 5.9% to $164.2 million at June 30, 2005 compared to $174.4 million at December 31, 2004.  During 2005, management elected to utilize cash received from principal pay-downs, maturities and calls to fund loan growth rather than re-invest into the investment portfolio.  This strategy has decreased the size of the investment portfolio.  In anticipation of rising interest rates, the Company has held to an investment strategy that focuses on keeping the portfolio relatively short by purchasing securities with maturities that on average do not exceed three years.  This strategy has impacted the Company’s earnings by decreasing the overall yield, but management believes the overall shorter duration is more desirable in the current interest rate environment.  At June 30, 2005, the tax equivalent yield on the investment portfolio was 4.94%.

Premises and Equipment

Premises and equipment increased $1.1 million or 6.8% from $16.3 million at December 31, 2004 to $17.5 million at June 30, 2005.  The increase represents the execution of several initiatives in the Company’s branching strategy.  The Company has adopted a new business model whereby all of its financial services will be available at a single branch, known as a financial service center location.  The financial service centers are larger than most traditional retail branches in order to allow commercial, mortgage, retail and wealth management personnel and services to be readily available to serve clients.  The Company’s execution of its new business model and the Company’s recent expansion is expected to negatively impact earnings in the current year.  Although the placement of commercial, mortgage, retail and wealth management personnel in each of the new locations may negatively impact earnings in the near term, both management and the Board of Directors believe that the investment in and commitment to assisting clients with the creation, preservation and transfer of their wealth will result in positive future returns for the Company and its shareholders.

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

The Reston financial service center, which opened in November 2004, consists of a one-story building of brick construction with approximately 3,500 square feet of floor space, located at 1779 Fountain Drive, Reston, Virginia, 20190.  The office is a full service branch with three double-stack drive-up facilities and a drive-up automated teller machine.  The Bank owns this branch building but leases the land upon which it resides.  The initial term of the lease is 15 years, expiring on October 31, 2019, with two five-year renewal options.  The annual lease expense associated with this location is $222,000.

In February 2005, the Company entered into a lease for an existing facility in Warrenton, Virginia.  This opportunity will allow the Company to open a facility sooner than was previously anticipated.  The lease has an original term of 20 years, commencing March 1, 2005, and a minimum annual rent of $123,000 which will increase three percent per annum on each March 1st during the original lease term.  The Company has four options to renew the lease beyond the initial term, each of which is for a period of five years.  Pending the completion of renovations, the Warrenton financial service center opening is planned for the fourth quarter of 2005.  The Company has already hired several staff members and loan officers and is currently serving this market.

The Company has completed renovations that doubled the size of its Purcellville location in order to meet growing demand within the community.  The grand opening of the facility was held on March 5, 2005.  The newly remodeled financial services center exemplifies the Company’s new business model and offers a host of financial services to our clients.  The renovations cost approximately $1.6 million.

On April 1, 2005, the Company opened a loan production office in Virginia Beach, Virginia.  The Company has begun to provide lending services to the surrounding area.  Facilities options are currently being studied with the intent to open a financial service center to serve this market.

Other Assets

On August 31, 2004, the Company purchased $6.0 million of Bank Owned Life Insurance (BOLI). On December 22, 2004, the Company purchased an additional $4.8 million of BOLI.  This investment is reflected in the other asset section of the Company’s balance sheet. The Company purchased BOLI to help subsidize increasing employee benefit costs.

Deposits

Total deposits increased $99.0 million to $523.9 million at June 30, 2005 from $424.9 million at December 31, 2004.  In April 2005, the Company entered into the brokered certificate of deposit market to broaden its funding capabilities.  At June 30, 2005, total deposits included $39.0 million in brokered certificates of deposit, with $25.0 million of them maturing in the third quarter of 2005.  The remaining brokered certificates of deposit have maturities ranging from three to five years.  In addition, the Company has introduced two new deposit products, a high yield consumer savings account known as Hunt Club Savings and an business money market account known as Money Works, in the second quarter of 2005.  The new products had a combined balance of $36.7 million at June 30, 2005 and have contributed to the overall growth in deposits.

Another interest bearing product, known as Tredegar Institutional Select, which integrates the use of the cash within client accounts at Tredegar for overnight funding at the Bank, totaled $20.2 million at June 30, 2005 and is reflected in both the interest bearing deposit and the securities sold under agreement to repurchase amounts on the balance sheet.  Excluding the Tredegar Institutional Select account, interest and non interest bearing demand deposits increased by $40.8 million from December 31, 2004 to June 30, 2005.  Time deposits, excluding brokered certificates of deposit, increased $22.0 million since December 31, 2004 to $126.5 million at June 30, 2005.  Securities sold under agreements to repurchase (Repo Accounts) decreased $8.9 million from $40.9 million at December 31, 2004 to $32.0 million at June 30, 2005.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and all Tredegar Institutional Select accounts maintained by business clients.

Borrowings

Cash flow from the investment portfolio, the increase in deposits and additional Federal Home Loan Bank (“FHLB”) borrowings funded the Company’s asset growth during the six months ended June 30, 2005.  FHLB overnight advances were $23.5 million at June 30, 2005 compared to $16.0 million at December 31, 2004.  FHLB long term advances decreased to $42.5 million at June 30, 2005 from $53.5 million at December 31, 2004.  Federal Funds purchased, which represent an additional overnight funding source, were $1.2 million at June 30, 2005.

Capital

Shareholders’ equity was $52.7 million at June 30, 2005.  This amount represents an increase of 2.3% from the December 31, 2004 amount of $51.6 million.  The book value per common share was $13.87 at June 30, 2005 and $13.56 at December 31, 2004.  On February 8, 2005, the Company repurchased and retired 11,000 shares of its common stock at an average price of $37.00 per share.

Net Interest Income

Net interest income is one of the Company’s primary sources of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $11.7 million for the first six months of 2005 compared to $9.9 million for the same period in 2004, an increase of 18.4%.  Interest income increased 28.8% and interest expense increased 65.0% when comparing the six months ended June 30, 2005 to June 30, 2004.  Average earning assets increased $96.1 million from $484.4 million for the six months ended June 30, 2004 to $580.5 million for the six months ended June 30, 2005.

Interest income from loans increased $4.1 million to $12.7 million for the six months ended June 30, 2005 compared to $8.6 million for the same period in 2004.  The increase in loan interest income results from the amount of loan growth experienced since June 30, 2004.  The weighted average yield of loans increased 31 basis points from 5.9% for the six months ended June 30, 2004 to 6.2% for the six months ended June 30, 2005.  The net increase to the portfolio of nearly $116.4 million during the first six months of 2005 and the recent increases in the prime lending rate helped mitigate the impact of record low interest rates to the Company.  Approximately $95.5 million, or 20.5%, of the loan portfolio at June 30, 2005 is tied to the Wall Street Journal prime interest rate.

Under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans, loan fees are recognized over the life of the related loan as an adjustment of yield.  For the six months ended June 30, 2005, the recognition of $335,000 in loan fees has been deferred.  The deferral of such fees decreased the yield on the loan portfolio by approximately 17 basis points for the six month period ended June 30, 2005.  Loan origination costs are recorded as a deferred expense and are recognized over the life of the loan.  Deferred loan origination costs for the six months ended June 30, 2005 were $711,000.

Interest income from the investment portfolio decreased by $383,000 to $3.8 million for the six month periods ended June 30, 2005 from $4.2 million for the six month period ended June 30, 2004.

Average deposits increased $77.6 million from $375.1 million for the six months ended June 30, 2004 to $452.7 million for the six months ended June 30, 2005.  Total interest expense increased $1.9 million for the six months ended June 30, 2005.  Interest expense related to borrowed funds increased nearly $945,000 from $1.5 million for the six months ended June 30, 2004 to $2.4 million for the six months ended June 30, 2005.  The rising costs of borrowings has contributed to the Company’s increased level of total interest expense.  The new Tredegar deposit product earns interest at a rate equal to 85% of the Federal Home Loan Bank of Atlanta’s overnight rate.  The mix of low cost deposits versus time deposits changed to approximately 68% in low cost deposits, versus 32% in higher cost time deposits at June 30, 2005.  At June 30, 2004, the mix had been 76% in low cost deposits, versus 24% in higher cost time deposits.

The net interest margin, on a tax equivalent basis, was 4.22% for the six months ended June 30, 2005 compared to 4.26% for the same period in 2004.  The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio.  Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is non taxable to total interest income then subtracting total interest expense.  The tax rate utilized in calculating the tax benefit for each of 2005 and 2004 is 34%.  The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected  in the table below.  The decline in tax equivalent net interest margin was attributed to both the lower yields earned on new loan growth during a period of low interest rates and the Company’s increased reliance on borrowed money to fund the earning asset growth.  The Company’s total average earning assets increased $96.1 million from the six months ended June 30, 2004 to the six months ended June 30, 2005.  Tax equivalent interest income increased $3.9 million to $16.9 million for the six months ended June 30, 2005 from $13.0 million for the same period in 2004.

Reconciliation of Net Interest Income to

 Tax Equivalent Net Interest Income

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
GAAP measures:
Interest Income - Loans	$ 12,678	$ 8,614	$ 6,894	$ 4,421
Interest Income - Investments & Other	3,767	4,150	1,859	2,021
Interest Expense - Deposits	2,356	1,444	1,418	741
Interest Expense - Other Borrowings	2,359	1,414	1,228	671
Total Net Interest Income	$ 11,730	$ 9,906	$ 6,107	$ 5,030
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non- Taxable Interest Income - Loans	$ 3	$ 6	$ 1	$ 4
Tax Benefit Realized on Non- Taxable Interest Income - Municipal Securities	410	438	204	211
Tax Benefit Realized on Non- Taxable Interest Income - Corporate Securities	7	5	6	5
Total Tax Benefit Realized on Non- Taxable Interest Income	$ 420	$ 449	$ 211	$ 220

Total Tax Equivalent Net Interest Income	$ 12,150	$ 10,355	$ 6,318	$ 5,250

Non-interest Income

Non-interest income was unchanged at $4.2 million when comparing the first six months of 2005 compared to same period in 2004.

Equity in earnings from affiliate, which reflect the 40% ownership interest in Southern Trust, comprised 14.3% of total non-interest income for the six months ended June 30, 2005 compared to 20.9% for the six months ended June 30, 2004.  Southern Trust closed $462.3 million in loans the first six months of 2005 with 65.7% of its production attributable to purchase money financings.  For the same period in 2004, Southern Trust closed $488.2 million in loans during the first quarter with 63.7% of its production attributable to purchase money financings.  In February 2005, Southern Trust experienced a loan charge off which resulted in an approximate decrease in income of $56,000 for the Company.  Southern Trust continues to focus on adding more lending officers in several of its offices in order to increase its production efforts.  Additionally, two of the less profitable Southern Trust offices were closed in the first quarter of 2005.  For the six month period ended June 30, 2005, Southern Trust originated and closed $18.9 million in new construction loans.

In addition to equity earnings from Southern Trust, the Bank also receives rental and data processing fees and interest on the outstanding balance of loan participations with Southern Trust.  For the six month periods ending June 30, 2005 and 2004, the rental and data processing income earned from Southern Trust was $45,000 and $52,000, respectively.

Commissions and fees from trust and investment advisory activities were relatively unchanged at $1.9 million for both the six month periods ended June 30, 2005 and 2004. Investment advisory fees provided by GPIA totaled $1.0 million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively.  At June 30, 2005, assets under management at GPIA had decreased $16.8 million from $584.0 million at June 30, 2004 to $567.2 million.  Fiduciary fees for services, provided by Tredegar, increased 13.7% to $896,000 for the six months ended June 30, 2005 from $788,000 for the six months ended June 30, 2004.  At June 30, 2005, Tredegar managed $616.1 million in assets, including intercompany assets of $140.4 million, an increase of 8.6% or $48.7 million from assets under administration of $567.4 million, including intercompany assets of $159.6 million, at June 30, 2004.  Fiduciary fees are based upon the market value of the accounts under administration.

Service charges on deposits increased 12.9% to $838,000 for the six months ended June 30, 2005, compared to $742,000 for the same period in 2004.  In particular, ATM and Visa check card fees have increased approximately $47,000 for the six months ended June 30, 2005 when compared to the same period in 2004.  Other service charges, which includes certain loan fees, increased $34,000 or 16.7% to $240,000 for the six months ended June 30, 2005 when compared to the same period in 2004.

Investment sales fees increased 6.4% to $366,000 for the six months ended June 30, 2005, compared to $344,000 for the six months ended June 30, 2004. The Company now has three financial consultants working inside several of the Company’s branches.

Income earned from the Bank’s $10.8 million investment in Bank Owned Life Insurance (BOLI) contributed $232,000 to total other income for the six months ended June 30, 2005.  The Company purchased $6.0 million of BOLI in the third quarter of 2004 and another $4.8 million in the fourth quarter of 2004 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Non-interest Expense

Total non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total non-interest expense increased 20.6% or $1.8 million from $8.7 million for the six months ended June 30, 2004 to $10.4 million for the six months ended June 30, 2005.  As anticipated by the Company, efficiency has been negatively impacted by increased operating expenses associated with the execution of its new business model.  However, when taken as a percentage of total average assets for the six months ended June 30, 2005, the year to date non-interest expense was 3.27% of total average assets, only a slight increase over 3.26% for the same period in 2004.  The decrease in net interest margin of four basis points from June 30, 2004 to June 30, 2005 has also negatively impacted the Company’s efficiency.

Salaries and employee benefits increased 23.2% when comparing the six months ended June 30, 2005 to the six months ended June 30, 2004.  Additions to staff to support business development, retail branching and the implementation of the new business model have contributed to the increase in salaries and employee benefits.  Several experienced commercial lenders were hired to support business development efforts in both the Reston and Warrenton areas.  Additionally, with the opening of the new Reston office in November 2004, various retail staff positions were added to the Company’s payroll.  For the six month period ended June 30, 2005, non-interest expense related to the Reston financial service center was $450,000.  Non-interest expense related to the preparation of the Warrenton financial service center was nearly $226,000 for the quarter ended June 30, 2005.  With the increased investment sales production mentioned earlier, commissions paid on investment sales fees increased 15.5% to $190,000 for the six months ended June 30, 2005 from $165,000 for the same period in 2004.

Net occupancy expense increased by $273,000 or 24.8% from $1.1 million for the six months ended June 30, 2004 to $1.4 million for the six months ended June 30, 2005.  As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.  In addition to the increased occupancy costs related to the Company’s two new locations, the renovation and expansion of the Purcellville branch contributed nearly $53,000 to the increase due to additional depreciation and construction related costs related to that project.

Computer operations expense increased $80,000 for the six months ended June 30, 2004 to $432,000 for the six months ended June 30, 2005.  The increase is related to both the increased cost of computer related maintenance contracts and the increased number of the Company’s clients utilizing its online banking services and the increase in volume of online banking transactions.  Clients meeting specific criteria are provided free online banking services by the Company.

Other tax expense increased 19.7% or $38,000 to $231,000 for the six months ended June 30, 2005 from $193,000 for the six months ended June 30, 2004.  The increase was mainly the result of the Bank’s franchise tax, which is paid to the state in lieu of an income tax and is based on the Bank’s equity capital.

Other expense increased 12.2% or $207,000 to $1.9 million for the six months ended June 30, 2005 from $1.7 million for the six months ended June 30, 2004.  The increase was attributed to increases in accounting/audit fees, computer expenses, courier expenses, and educational expenses, all resulting from the Company’s growth.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2005 was $4.6 million compared to $2.9 million at June 30, 2004.  The allowance for loan losses was 0.98% of total loans outstanding at June 30, 2005 and 1.00% of total loans outstanding at June 30, 2004.  The provision for loan losses was $1.1 million for the six months ended June 30, 2005.  The provision was $219,000 for the six months ended June 30, 2004.  The provision for loan losses increased due to the continued growth in the loan portfolio.  For the six months ended June 30, 2005, net loan recoveries totaled $4,000, compared to net loan recoveries of $82,000 for the same period in 2004.  Total loans past due 90 days or more at June 30, 2005 were approximately $14,000.  Non-performing loans were 0.02% of total loans outstanding at June 30, 2005 compared to 0.12% at June 30, 2004.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at June 30, 2005.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at June 30, 2005 and December 31, 2004 was $52.7 million and $51.6 million, respectively.  Total common shares outstanding at June 30, 2005 were 3,801,053.

At June 30, 2005, the Company’s tier 1 and total risk-based capital ratios were 11.6% and 12.5%, respectively, compared to 14.2% and 15.1% at December 31, 2004.  The Company’s leverage ratio was 9.2% at June 30, 2005 compared to 10.2% at December 31, 2004.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $8 million, of which $1.2 million were outstanding at June 30, 2005.  Federal funds purchased during the first six months of 2005 averaged $1.2 million compared to an average of $868,000 during the same period in 2004.  At June 30, 2005 and December 31, 2004, the Company had $32.0 million and $40.9 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $189.0 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  The Company has utilized the credit line for both overnight and long-term funding throughout the first six months of 2005.  Overnight and long-term advances averaged $31.8 million and $49.7 million, respectively, for the six months ended June 30, 2005 and June 30, 2004.

At June 30, 2005, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 34.2% of total deposits.

Off-Balance Sheet Arrangements

Commitments to extend credit increased $22.6 million to $93.5 million at June 30, 2005 compared to $71.0 million at December 31, 2004.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $3.2 million at June 30, 2005.  This amount is a increase from the $2.7 million at December 31, 2004.

Contractual obligations decreased $7.7 million to $68.0 million at June 30, 2005 compared to $75.7 million at December 31, 2004.  This change results from maturities on certain long-term debt obligations and increases in operating leases related to the Warrenton facility.

The Company enters into interest rate swaps to lock in the interest cash outflows on its floating-rate debt.  On December 8, 2004, the Company borrowed a $15 million variable rate advance from the FHLB.  On that same date, the Company also entered into an interest rate swap with SunTrust Bank.  The total notional amount of the swap is $15 million.  This cash flow hedge effectively changes the variable-rate interest on the FHLB advance to a fixed-rate of interest.  Under the terms of the swap (which expires in December 2006), the Company pays SunTrust Bank a fixed interest rate of 3.35%.  SunTrust Bank pays the Company a variable rate of interest indexed to the three month LIBOR, plus 0.02%.  The interest receivable from SunTrust Bank reprices quarterly.  Changes in the fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with the long-term debt are reported in other comprehensive income.  This amount is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on floating-rate debt obligation affects earnings.  Because there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company has determined no ineffectiveness in the hedging relationship.

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

·

the successful management of interest rate risk;

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  A parallel and pro rata shift in rates over a 12-month period is assumed.  Given the recent increases in interest rates for during 2005, the model was changed to assume a 200 basis point decrease in interest rates, versus the 100 basis point decrease assumed in the 2004 analysis.  The following reflects the range of the Company’s net interest income sensitivity analysis during the six months ended June 30, 2005 and the year ended December 31, 2004.

For the Six Months Ended June 30, 2005

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.74%)

(2.26%)

(2.50%)

- 200 bp

 0.31%

(0.24%)

0.04%

For the Year Ended December 31, 2004

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.05%)

(0.74%)

(1.40%)

- 100 bp

(1.16%)

(0.52%)

0.84%

At June 30, 2005, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by as much as 2.26%.  For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could decrease by as much as 0.24%.   While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2004, the Company’s balance sheet has grown by $88.4 million.  Deposit inflows, increased borrowings from the Federal Home Loan Bank and the reduction in the securities portfolio have provided the funding for the growth in the loan portfolios.  The Company’s interest rate profile is liability sensitive bias for the next 12 months.  The profile then shifts toward intermediate and long term asset sensitivity over a “one to two year” and “beyond two year” time frame, respectively.  Based upon a June 30, 2005 simulation, the Bank could expect a negative impact to net interest income of approximately $569,000 over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, the Bank could expect a negative impact to net interest income of approximately $61,000 over the next 12 months.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company approved a repurchase plan that currently allows it to purchase up to $3,052,000 of its outstanding common stock.  The Company did not purchase any of its equity securities during the second quarter of 2005.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on Wednesday, April 20, 2005 in Middleburg, Virginia.  The shareholders elected fourteen directors for terms of one year each and ratified the appointment of the firm Yount, Hyde & Barbour, P.C. as independent auditors for the Company for the fiscal year ending December 31, 2005.

The votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD

Howard M. Armfield	2,977,851	109,528
Henry F. Atherton, III	2,904,599	182,780
Joseph L. Boling	2,973,851	113,528
Childs Frick Burden	2,972,256	115,033
J. Lynn Cornwell, Jr.	2,975,346	112,033
William F. Curtis	3,040,430	46,959
Robert C. Gilkison	2,928,310	159,069
C. Oliver Iselin, III	2,974,851	112,528
Gary D. LeClair	3,034,935	52,444
Louis G. Matrone	3,019,109	68,270
Thomas W. Nalls	2,871,321	216,058
John Sherman	2,968,645	118,863
Millicent W. West	2,977,646	109,733
Edward T. Wright	3,037,035	50,344

The votes cast for, against or abstain for the ratification of the appointment of the firm Yount, Hyde & Barbour, P.C. as independent auditors for the Company for the fiscal year ending December 31, 2005 were as follows:

FOR	AGAINST	ABSTAIN
3,024,040	15,881	47,458

There were no other matters presented to the Company’s shareholders during the quarter ended June 30, 2005.

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

Date:  August 8, 2005

 /s/ Joseph L. Boling

Joseph L. Boling

Chairman of the Board & CEO

Date:  August 8, 2005

 /s/ Kathleen J. Chappell

Kathleen J. Chappell

Senior Vice President & CFO

EXHIBIT INDEX

Exhibits

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350