Form 10-Q
period 2005-09-30
MIDDLEBURG FINANCIAL CORP
filed 2005-11-09
CIK 914138

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

 3,801,053 shares of common stock, par value $2.50 per share,

outstanding as of November 9, 2005

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

27

Part II.     Other Information

Item 1.

Legal Proceedings

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.

Defaults upon Senior Securities

28

Item 4.

Submission of Matters to a Vote of Security Holders

28

Item 5.

Other Information

28

Item 6.

Exhibits

28

Signatures

29

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2005	2004
Assets:
Cash and due from banks	$ 19,606	$ 14,658
Interest-bearing balances in banks	191	349
Securities (fair value: September 30, 2005,
$157,650, December 31, 2004, $174,483)	157,612	174,388
Loans held for sale	-	21,307
Loans, net of allowance for loan losses of $4,870 in 2005
and $3,418 in 2004	492,900	345,406
Bank premises and equipment, net	17,861	16,341
Other assets	35,130	33,672

Total assets	$ 723,300	$ 606,121

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$ 128,697	$ 117,264
Savings and interest-bearing demand deposits	251,789	203,126
Time deposits	139,579	104,489
Total deposits	$ 520,065	$ 424,879

Federal funds purchased	1,050	-
Securities sold under agreements to
repurchase	41,818	40,912
Federal Home Loan Bank advances	30,600	16,000
Long-term debt	57,500	53,500
Trust preferred capital notes	15,465	15,465
Other liabilities	3,232	3,803
Total liabilities	$ 669,730	$ 554,559

Shareholders' Equity:
Common stock, par value $2.50 per
share, authorized 20,000,000 shares;
issued and outstanding at September 30, 2005 - 3,806,053
issued and outstanding at December 31, 2004 - 3,809,053	$ 9,515	$ 9,523
Capital surplus	5,376	5,684
Retained earnings	38,385	34,997
Accumulated other comprehensive income, net	294	1,358
Total shareholders' equity	$ 53,570	$ 51,562

Total liabilities and shareholders' equity	$ 723,300	$ 606,121

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited		Unaudited
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Interest and Dividend Income
Interest and fees on loans	$ 20,471	$ 13,318	$ 7,793	$ 4,704
Interest on investment securities
Taxable	1	1	-	-
Exempt from federal income taxes	91	129	26	39
Interest on securities available for sale
Taxable	4,096	4,704	1,292	1,522
Exempt from federal income taxes	1,097	1,126	366	365
Dividends	225	146	70	49
Interest on federal funds sold and other	16	29	5	10
Total interest income	$ 25,997	$ 19,453	$ 9,552	$ 6,689
Interest Expense
Interest on deposits	$ 4,299	$ 2,086	$ 1,943	$ 642
Interest on securities sold under agreements to repurchase	619	302	243	213
Interest on short-term borrowings	812	92	308	22
Interest on long-term debt	2,185	1,861	706	606
Total interest expense	$ 7,915	$ 4,341	$ 3,200	$ 1,483
Net interest income	$ 18,082	$ 15,112	$ 6,352	$ 5,206
Provision for Loan Losses	1,458	508	317	289
Net interest income after provision
for loan losses	$ 16,624	$ 14,604	$ 6,035	$ 4,917
Other Income
Trust and investment advisory fee income	$ 2,902	$ 2,783	$ 982	$ 910
Service charges on deposits	1,302	1,138	464	396
Net gains on securities available for sale	252	88	273	9
Commissions on investment sales	513	541	147	197
Equity in earnings of affiliate	1,309	1,447	704	568
Bank owned life insurance	354	-	122	-
Other service charges, commissions and fees	400	297	160	91
Other operating income	109	148	49	73
Total other income	$ 7,141	$ 6,442	$ 2,901	$ 2,244
Other Expense
Salaries and employee benefits	$ 9,510	$ 7,773	$ 3,230	$ 2,677
Net occupancy expense of premises	2,083	1,668	706	564
Other taxes	347	292	116	83
Computer operations	655	556	223	204
Other operating expenses	3,399	2,847	1,284	955
Total other expense	$ 15,994	$ 13,136	$ 5,559	$ 4,483

Income before income taxes	$ 7,771	$ 7,910	$ 3,377	$ 2,678
Income taxes	2,216	2,342	968	786
Net income	$ 5,555	$ 5,568	$ 2,409	$ 1,892

Net income per share, basic	$ 1.46	$ 1.46	$ 0.63	$ 0.50
Net income per share, diluted	$ 1.42	$ 1.42	$ 0.62	$ 0.48
Dividends per share	$ 0.57	$ 0.57	$ 0.19	$ 0.19

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2005 and 2004

(In Thousands, Except Share Data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income	Income	Total
Balances - December 31, 2003	$ 9,508	$ 5,541	$ 30,798	$ 1,480		$ 47,327
Comprehensive Income
Net income			5,568		$ 5,568	5,568
Other comprehensive income
net of tax:
Unrealized holding gains arising during the
period (net of tax $211)					409
Reclassification adjustment for
gains realized in net income (net of tax $30)					(58)
Other comprehensive income (net of tax $181)				351	$ 351	351
Total comprehensive income					$ 5,919
Cash dividends declared			(2,168)			(2,168)
Issuance of common stock (625 shares)	1	7				8
Balances - September 30, 2004	$ 9,509	$ 5,548	$ 34,198	$ 1,831		$ 51,086

Balances - December 31, 2004	$ 9,523	$ 5,684	$ 34,997	$ 1,358		$ 51,562
Comprehensive Income
Net income			5,555		$ 5,555	5,555
Other comprehensive loss
net of tax:
Unrealized holding losses arising during the
period (net of tax $528)					(1,025)
Reclassification adjustment for
gains realized in net income (net of tax $86)					(166)
Change in fair value of interest
rate swap (net of tax $66)					127
Other comprehensive loss (net of tax $548)				(1,064)	$ (1,064)	(1,064)
Total comprehensive income					$ 4,491
Cash dividends declared			(2,167)			(2,167)
Repurchase of common stock (13,324 shares)	(33)	(452)				(485)
Issuance of common stock (10,324 shares)	25	144				169
Balances - September 30, 2005	$ 9,515	$ 5,376	$ 38,385	$ 294		$ 53,570

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 5,555	$ 5,568
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,458	508
Depreciation and amortization	1,176	1,159
Equity in undistributed earnings of affiliate	(846)	(750)
Net gains on securities available for sale	(252)	(88)
Net gains on disposal of bank premises and equipment	(11)	-
Premium amortization on securities, net	61	19
Originations of loans held for sale	(88,084)	(287,392)
Proceeds from sales of loans held for sale	109,391	273,116
Increase in other assets	(1,058)	(4,983)
(Decrease) increase in other liabilities	541	(636)
Net cash provided by (used in) operating activities	$ 27,931	$ (13,479)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and calls on investment securities	$ 830	$ 747
Proceeds from maturity, principal paydowns and
calls of securities available for sale	21,144	32,245
Proceeds from sale of securities available for sale	21,446	14,323
Purchase of securities available for sale	(28,258)	(33,510)
Net increase in loans	(148,952)	(51,516)
Purchase of bank premises and equipment	(2,624)	(4,884)
Proceeds from sale of bank premises and equipment	16	-
Net cash (used in) investing activities	$ (136,398)	$ (42,595)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, and savings accounts	$ 60,096	$ 46,787
Net increase (decrease) in certificates of deposits	36,090	(8,599)
Net increase (decrease) in federal funds purchased	1,050	(1,500)
Proceeds from Federal Home Loan Bank advances	272,830	135,800
Payment on Federal Home Loan Bank advances	(258,230)	(149,450)
Proceeds from long-term debt	25,000	28,500
Payment on long-term debt	(21,000)	(21,000)
Cash dividends paid	(2,169)	(2,168)
Issuance of common stock	169	8
Repurchase of common stock	(485)	-
Increase in securities sold under agreements to repurchase	906	30,149
Net cash provided by financing activities	$ 113,257	$ 58,527
Increase in cash and cash equivalents	$ 4,790	$ 2,453
CASH AND CASH EQUIVALENTS
Beginning	15,007	11,831
Ending	$ 19,797	$ 14,284
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 7,630	$ 2,656
Income taxes	3,044	1,614
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	(1,805)	531
Change in fair value of interest rate swap	193	-

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

Note 1.

General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2005 and the results of operations for the three months and the nine months ended September 30, 2005 and 2004 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2005 and 2004, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2.

Stock –Based Employee Compensation Plan

At September 30, 2005, the Company had a stock-based employee compensation plan.  The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands)
Net income, as reported	$ 5,555	$ 5,568	$ 2,409	$ 1,892
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(67)	(133)	(22)	(44)
Pro forma net income	$ 5,488	$ 5,435	$ 2,387	$ 1,848

Earnings per share:
Basic - as reported	$ 1.46	$ 1.46	$ 0.63	$ 0.50
Basic - pro forma	1.44	1.43	0.63	0.49
Diluted - as reported	1.42	1.42	0.62	0.48
Diluted - pro-forma	1.40	1.39	0.61	0.47

Note 3.

Securities

Securities being held to maturity at September 30, 2005 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
(In Thousands)
Obligations of states and
political subdivisions	$ 1,874	$ 38	$ -	$ 1,912
Mortgage backed securities	35	-	-	35
	$ 1,909	$ 38	$ -	$ 1,947

Securities available for sale at September 30, 2005 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 10,864	$ -	$ (151)	$ 10,713
Corporate securities	2,207	10	(43)	2,174
Obligations of states and
political subdivisions	30,868	1,257	(21)	32,104
Mortgage backed securities	92,710	253	(1,420)	91,543
Other	18,801	368	-	19,169
	$ 155,450	$ 1,888	$ (1,635)	$ 155,703

Note 4.

Loan Portfolio

The consolidated loan portfolio was composed of the following:

	September 30,	December 31,
	2005	2004
	(In Thousands)

Commercial, financial and agricultural	$ 25,986	$ 27,162
Real estate construction	79,748	45,503
Real estate mortgage	375,780	263,787
Installment loans to individuals	15,411	12,075
Total loans	496,925	348,527
Add: Deferred loan costs	845	297
Less: Allowance for loan losses	4,870	3,418
Loans, net	$ 492,900	$ 345,406

The Company had $91,000 in non-performing assets at September 30, 2005.

Note 5.

Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	September 30,	December 31,
	2005	2004
	(In Thousands)
Balance at January 1	$ 3,418	$ 2,605
Provision charged to operating expense	1,458	796
Recoveries added to the allowance	52	185
Loan losses charged to the allowance	(58)	(168)
Balance at the end of the period	$ 4,870	$ 3,418

Note 6.

Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	Nine Months Ended				Three Months Ended
	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
		Per share		Per share		Per share		Per share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Basic EPS	3,802,082	$ 1.46	3,803,438	$ 1.46	3,803,960	$ 0.63	3,803,671	$ 0.50

Effect of dilutive
securities:
stock options	104,064		115,421		103,601		110,456
Diluted EPS	3,906,146	$ 1.42	3,918,859	$ 1.42	3,907,561	$ 0.62	3,914,127	$ 0.48

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

The following table presents segment information for the nine months ended September 30, 2005 and 2004, respectively.

	For the Nine Months Ended				For the Nine Months Ended
	September 30, 2005				September 30, 2004

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 25,984	$ 32	$ (19)	$ 25,997	$ 19,432	$ 29	$ (8)	$ 19,453
Trust and investment advisory
fee income	-	2,981	(79)	2,902	-	2,851	(68)	2,783
Other income	4,275	(5)	(31)	4,239	3,690	-	(31)	3,659

Total operating income	30,259	3,008	(129)	33,138	23,122	2,880	(107)	25,895

Expenses:
Interest expense	7,934	-	(19)	7,915	4,349	-	(8)	4,341
Salaries and employee benefits	8,076	1,507	(73)	9,510	6,207	1,566	-	7,773
Provision for loan losses	1,458	-	-	1,458	508	-	-	508
Other	5,625	896	(37)	6,484	4,586	876	(99)	5,363

Total operating expenses	23,093	2,403	(129)	25,367	15,650	2,442	(107)	17,985

Income before income taxes	7,166	605	-	7,771	7,472	438	-	7,910
Provision for income taxes	1,952	264	-	2,216	2,108	234	-	2,342

Net income	$ 5,214	$ 341	$ -	$ 5,555	$ 5,364	$ 204	$ -	$ 5,568

Total assets	$ 723,836	$ 7,490	$ (8,026)	$ 723,300	$ 567,577	$ 8,062	$ (1,809)	$ 573,830
Capital expenditures	$ 2,769	$ -	$ -	$ 2,769	$ 4,883	$ 1	$ -	$ 4,884

The following table presents segment information for the three months ended September 30, 2005 and September 30, 2004.

	For the Three Months Ended				For the Three Months Ended
	September 30, 2005				September 30, 2004

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 9,554	$ 9	$ (11)	$ 9,552	$ 6,682	$ 10	$ (3)	$ 6,689
Trust and investment advisory
fee income	-	1,008	(26)	982	-	932	(22)	910
Other income	1,929	1	(11)	1,919	1,344	-	(10)	1,334

Total operating income	11,483	1,018	(48)	12,453	8,026	942	(35)	8,933

Expenses:
Interest expense	3,211	-	(11)	3,200	1,486	-	(3)	1,483
Salaries and employee benefits	2,707	523	-	3,230	2,161	516	-	2,677
Provision for loan losses	317	-	-	317	289	-	-	289
Other	2,060	306	(37)	2,329	1,549	289	(32)	1,806

Total operating expenses	8,295	829	(48)	9,076	5,485	805	(35)	6,255

Income before income taxes	3,188	189	-	3,377	2,541	137	-	2,678
Provision for income taxes	885	83	-	968	711	75	-	786

Net income	$ 2,303	$ 106	$ -	$ 2,409	$ 1,830	$ 62	$ -	$ 1,892

Total assets	$ 723,836	$ 7,490	$ (8,026)	$ 723,300	$ 567,577	$ 8,062	$ (1,809)	$ 573,830
Capital expenditures	$ 1,083	$ -	$ -	$ 1,083	$ 3,060	$ -	$ -	$ 3,060

Note 8.

Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Pension Benefits
	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

Service cost	$ 444	$ 305	$ 148	$ 234
Interest cost	162	135	54	110
Expected return on plan assets	(232)	(154)	(77)	(111)
Amortization of net obligation
at transition	(3)	(3)	(1)	(3)
Amortization of net (gain) loss	31	24	10	26
Net periodic benefit cost	$ 402	$ 307	$ 134	$ 256

The Company previously disclosed in the 2004 Form 10-K that it expected to contribute $367,000 to its pension plan in 2005.  As of September 30, 2005, no contributions have been made.   The Company plans to make all required contributions for 2005.

Note 9.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.  The new standard changes the requirements for the accounting for and reporting of a change in accounting principle.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107).  SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies.  SAB 107 does not impact the Company’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“ETIF” or the “Task Force”) published Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost.  The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (GAAP) when developing its views.  The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized.  The FASB ratified the consensus on that one issue at its November 25, 2004 meeting.  In September 2004, the FASB directed its staff to issue two proposed FASB Staff Positions (FSP): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases.  In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment.  The FASB directed its staff to issue EITF Issue 03-1-a as final and to draft a new FSP that will replace EITF Issue 03-1. The final FSP (retitled FAS 115-1, The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.  The Company does not anticipate this revision will have a material effect on its financial statements

Item 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2005 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through three wholly owned subsidiaries, the Bank, Tredegar and GPIA.  The Bank is a community bank serving Loudoun County, Fauquier County and northern Fairfax County, Virginia with seven full service facilities and one limited service facility.  Tredegar is a trust company headquartered in Richmond, Virginia with a branch office in Middleburg, Virginia. GPIA is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 26 states.

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

The Company generates fee income from Tredegar and GPIA by providing investment management and trust services to its clients.  Investment management and trust fees are generally based upon the value of assets under management, and, therefore can be significantly affected by fluctuation in the values of securities caused by changes in the capital markets.

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

Intangibles and Goodwill

The Company had approximately $6.0 million in intangible assets and goodwill at September 30, 2005, a decrease of $253,000 since December 31, 2004.  On April 1, 2002, the Company acquired GPIA, a registered investment advisor, for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation (using SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as a guideline) was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  Approximately $1.0 million of the $6.0 million in intangible assets and goodwill at September 30, 2005 was attributable to the Company’s investment in Tredegar.

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

Financial Summary

Net Income

Net income for each of the nine months ended September 30, 2005 and 2004 was relatively unchanged at $5.6 million.  While gross revenues increased from $25.9 million for the nine months ended September 30, 2004 to $33.1 million for the same period in 2005, core operations have been impacted by increased funding costs, an increase in the provision for loan losses due to the large amount of loan growth and increased expenses related to the opening and staffing of two new facilities.  The Reston financial service center opened in November 2004 and the Warrenton financial service center opened in October 2005.

Assets

Total assets for the Company increased to $723.3 million at September 30, 2005, compared to $606.1 million at December 31, 2004, representing an increase of $117.2 million or 19.3%.  Total average assets increased 24.0% from $536.5 million for the nine months ended September 30, 2004 to $665.1 million for the same period in 2005.  Average shareholders’ equity increased 7.0% or $3.4 million over the same periods.  Annualized returns on average assets and equity for the nine months ended September 30, 2005 were 1.1% and 14.1%, respectively, compared to 1.4% and 15.2% for the same period in 2004.

Loans

Net loans at September 30, 2005 were $492.9 million, an increase of $147.5 million from the December 31, 2004 amount of $345.4 million.  Additional lenders, a solid local economy and the relationship with Southern Trust Mortgage, LLC (“Southern Trust”) have contributed to the loan growth experienced thus far in 2005.  Net charge-offs were $6,000 for the nine months ended September 30, 2005.  The provision for loan losses for the nine months ended September 30, 2005 was $1.5 million compared to $508,000 for the same period in 2004.  The allowance for loan losses was $4.9 million or 0.98% of total loans outstanding at September 30, 2005.

Upon the acquisition of the minority interest in Southern Trust in 2003, the Bank entered into two loan participation agreements with Southern Trust.  One arrangement is a tri-party agreement among the Bank, Southern Trust and Colonial Bank, Southern Trust’s warehouse line lender, and is capped at a balance of $30.0 million.  The LIBOR rate for these loan participations adjusts monthly.  Colonial Bank maintains the note documentation on behalf of the Bank, and the Bank engages a third party to perform semi-annual testing to validate Colonial Bank’s procedures.  Due to increased loan demand in the Bank’s operating market, management decided in the second quarter of 2005 to stop investing in participated mortgages held for sale.  The Company believes that the reduction in participated mortgages held for sale will allow the Bank to focus more of its resources on the loan portfolio.

The Bank also entered into a construction loan participation agreement with Southern Trust.  The Bank charges Southern Trust an interest rate equal to the prime rate plus up to 75 basis points on the outstanding participated loans held by the Bank. Adjustments in rate related to movements in the prime rate are made monthly.  There were $711,000 in outstanding balances of these construction loans at September 30, 2005.  Under this agreement, the Bank can purchase 93% of selected construction loans and draws, up to $20.0 million in outstanding balances and $30.0 million in commitments.

Investments

The investment portfolio decreased 9.6% to $157.6 million at September 30, 2005 compared to $174.4 million at December 31, 2004.  During 2005, management elected to utilize cash received from principal pay-downs, maturities and calls to fund loan growth rather than re-invest into the investment portfolio.  This strategy has decreased the size of the investment portfolio.  In anticipation of rising interest rates, the Company has held to an investment strategy that focuses on keeping the portfolio relatively short by purchasing securities with maturities that on average do not exceed three years.  This strategy has impacted the Company’s earnings by decreasing the overall yield, but management believes the overall shorter duration is more desirable in the current interest rate environment.  At September 30, 2005, the tax equivalent yield on the investment portfolio was 4.91%.

Premises and Equipment

Premises and equipment increased $1.5 million or 9.3% from $16.3 million at December 31, 2004 to $17.9 million at September 30, 2005.  The increase represents the execution of several initiatives in the Company’s branching strategy.  The Company has adopted a new business model whereby all of its financial services will be available at a single branch, known as a financial service center location.  The financial service centers are larger than most traditional retail branches in order to allow commercial, mortgage, retail and wealth management personnel and services to be readily available to serve clients.

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

The Reston financial service center, which opened in November 2004, consists of a one-story building of brick construction with approximately 3,500 square feet of floor space, located at 1779 Fountain Drive, Reston, Virginia, 20190.  The office is a full service branch with three double-stack drive-up facilities and a drive-up automated teller machine.  The Bank owns the building but leases the land upon which it resides.  The initial term of the lease is 15 years, expiring on October 31, 2019, with two five-year renewal options.  The annual lease expense associated with this location is $222,000.

In February 2005, the Company entered into a lease for an existing facility in Warrenton, Virginia.  This opportunity allowed the Company to open a facility sooner than was previously anticipated.  The lease has an original term of 20 years, commencing March 1, 2005, and a minimum annual rent of $123,000 which will increase three percent per annum on each March 1st during the original lease term.  The Company has four options to renew the lease beyond the initial term, each of which is for a period of five years.  Renovations were completed on the Warrenton financial service center and operations commenced on October 11, 2005.  A grand opening ceremony is tentatively scheduled for November 16, 2005.  The Warrenton financial services center offers the full range of the Company’s products and services.  The renovations costs approximately $1.3 million.

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

In September 2005, the Company reevaluated its expansion plans and decided to close its Virginia Beach loan production office in November 2005.

Other Assets

On August 31, 2004, the Company purchased $6.0 million of Bank Owned Life Insurance (BOLI). On December 22, 2004, the Company purchased an additional $4.8 million of BOLI.  This investment is reflected in the other asset section of the Company’s balance sheet. The Company purchased BOLI to help subsidize increasing employee benefit costs.

Deposits

Total deposits increased $95.2 million to $520.1 million at September 30, 2005 from $424.9 million at December 31, 2004.  In April 2005, the Company entered into the brokered certificate of deposit market to broaden its funding capabilities.  At September 30, 2005, total deposits included $13.9 million in brokered certificates of deposit, with maturities ranging from three to five years.  In addition, the Company has introduced three new deposit products, a high yield consumer savings account known as Hunt Club Savings and a business money market account known as Money Works, both of which were introduced in the second quarter of 2005, and an interest bearing checking account known as Money Matters, which was introduced in the third quarter of 2005.  The new products had a combined balance of $67.1 million at September 30, 2005 and have contributed to the overall growth in deposits.

Another interest bearing product, known as Tredegar Institutional Select, which integrates the use of the cash within client accounts at Tredegar for overnight funding at the Bank, totaled $20.1 million at September 30, 2005 and is reflected in both the interest bearing deposit and the securities sold under agreement to repurchase amounts on the balance sheet.  Excluding the Tredegar Institutional Select account, interest and non interest bearing demand deposits increased by $64.2 million from December 31, 2004 to September 30, 2005.  Time deposits, excluding brokered certificates of deposit, increased $21.2 million since December 31, 2004 to $125.7 million at September 30, 2005.  Securities sold under agreements to repurchase (Repo Accounts) increased $906,000 from $40.9 million at December 31, 2004 to $41.8 million at September 30, 2005.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and all Tredegar Institutional Select accounts maintained by business clients.

Borrowings

Cash flow from the investment portfolio, the increase in deposits and additional Federal Home Loan Bank (“FHLB”) borrowings funded the Company’s asset growth during the nine months ended September 30, 2005.  FHLB overnight advances were $30.6 million at September 30, 2005 compared to $16.0 million at December 31, 2004.  FHLB long term advances increased to $57.5 million at September 30, 2005 from $53.5 million at December 31, 2004.  Federal Funds purchased, which represent an additional overnight funding source, were $1.1 million at September 30, 2005.

Capital

Shareholders’ equity was $53.6 million at September 30, 2005.  This amount represents an increase of 3.9% from the December 31, 2004 amount of $51.6 million.  The book value per common share was $14.09 at September 30, 2005 and $13.54 at December 31, 2004.  On February 8, 2005, the Company repurchased 11,000 shares of its common stock at an average price of $37.00 per share.  On August 30, 2005, the Company repurchased 2,324 shares of its common stock at an average price of $33.50 per share.

Net Interest Income

Net interest income is one of the Company’s primary sources of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $18.1 million for the first nine months of 2005 compared to $15.1 million for the same period in 2004, an increase of 19.7%.  Interest income increased 33.6% and interest expense increased 82.3% when comparing the nine months ended September 30, 2005 to September 30, 2004.  Average earning assets increased $112.1 million from $489.3 million for the nine months ended September 30, 2004 to $601.4 million for the nine months ended September 30, 2005.

Interest income from loans increased $7.2 million to $20.5 million for the nine months ended September 30, 2005 compared to $13.3 million for the same period in 2004.  The increase in loan interest income results from the amount of loan growth experienced since September 30, 2004.  The average yield of loans increased 42 basis points from 5.9% for the nine months ended September 30, 2004 to 6.3% for the nine months ended September 30, 2005.  The net increase to the portfolio of nearly $147.5 million during the first nine months of 2005 and the recent increases in the prime lending rate helped mitigate the impact of record low interest rates to the Company.  Approximately $102.1 million, or 20.7%, of the net loan portfolio at September 30, 2005 is tied to the Wall Street Journal prime interest rate.

Under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans, loan fees are recognized over the life of the related loan as an adjustment of yield.  For the nine months ended September 30, 2005, the recognition of $472,000 in loan fees has been deferred.  The deferral of such fees decreased the yield on the loan portfolio by approximately 14 basis points for the nine month period ended September 30, 2005.  Loan origination costs are recorded as a deferred expense and are recognized over the life of the loan.  Deferred loan origination costs for the nine months ended September 30, 2005 were $1.0 million.

Interest income from the investment portfolio decreased by $609,000 to $5.5 million for the nine month period ended September 30, 2005 from $6.1 million for the nine month period ended September

30, 2004.  This is the result of the Company’s strategy of decreasing the size of the investment portfolio by using the cash received from principal pay-downs, maturities and calls of securities to fund loan growth instead of reinvesting in securities.

Average deposits increased $98.7 million from $377.7 million for the nine months ended September 30, 2004 to $476.4 million for the nine months ended September 30, 2005.  Total interest expense increased $3.6 million for the nine months ended September 30, 2005.  Interest expense related to borrowed funds increased nearly $1.3 million from $2.3 million for the nine months ended September 30, 2004 to $3.6 million for the nine months ended September 30, 2005.  The rising costs of borrowings has contributed to the Company’s increased level of total interest expense.  The new Tredegar deposit product earned interest at a rate equal to 86.6% of the Federal Home Loan Bank of Atlanta’s overnight rate for the quarter ended September 30, 2005.  The mix of low cost deposits versus time deposits changed to approximately 73% in low cost deposits, versus 27% in higher cost time deposits at September 30, 2005.  At September 30, 2004, the mix had been 77% in low cost deposits, versus 23% in higher cost time deposits.

The net interest margin, on a tax equivalent basis, was 4.16% for the nine months ended September 30, 2005 compared to 4.27% for the same period in 2004.  The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio.  Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense.  The tax rate utilized in calculating the tax benefit for each of 2005 and 2004 is 34%.  The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected  in the table below.  The decline in tax equivalent net interest margin was attributed to both the lower yields earned on new loan growth during a period of low interest rates and the Company’s increased reliance on borrowed money to fund the earning asset growth.  The Company’s total average earning assets increased $109.3 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.  Tax equivalent interest income increased $6.5 million to $26.6 million for the nine months ended September 30, 2005 from $20.1 million for the same period in 2004.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
GAAP measures:
Interest Income – Loans	$ 20,471	$ 13,318	$ 7,793	$ 4,704
Interest Income - Investments & Other	5,526	6,135	1,759	1,985
Interest Expense – Deposits	4,298	2,191	1,942	747
Interest Expense - Other Borrowings	3,617	2,150	1,258	736
Total Net Interest Income	$ 18,082	$ 15,112	$ 6,352	$ 5,206
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Loans	$ 4	$ 6	$ 1	$ - -
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	612	646	202	208
Tax Benefit Realized on Non-Taxable Interest Income - Corporate Securities	8	8	1	3
Total Tax Benefit Realized on Non-Taxable Interest Income	$ 624	$ 660 0	$ 204 4	$ 211 1
Total Tax Equivalent Net Interest Income	$ 18,706	$ 15,772	$ 6,556	$ 5,417

Non-interest Income

Non-interest income increased $699,000 for the nine months ended September 30, 2005 to $7.1 million compared to $6.4 million for the  same period in 2004.

Equity in earnings from affiliate, which reflect the 40% ownership interest in Southern Trust, comprised 18.3% of total non-interest income for the nine months ended September 30, 2005 compared to 22.5% for the nine months ended September 30, 2004.  Southern Trust closed $801.2 million in loans the first nine months of 2005 with 63.0% of its production attributable to purchase money financings.  For the same period in 2004, Southern Trust closed $688.4 million in loans with 65.6% of its production attributable to purchase money financings.  In February 2005, Southern Trust experienced a loan charge off which resulted in an approximate decrease in income of $56,000 for the Company.  Southern Trust has recently added more loan officers in order to increase its production efforts.  Additionally, with cost savings efforts in place, Southern Trust continues to monitor the profitability at of each of its offices in order to assess whether facility closings are warranted.

In addition to equity earnings from Southern Trust, the Bank also receives rental and data processing fees.  For the nine month periods ended September 30, 2005 and 2004, the rental and data processing income earned from Southern Trust was $62,000 and $82,000, respectively.

Commissions and fees from trust and investment advisory activities increased 4.3% or $119,000 to $2.9 million from $2.8 million for the nine months ended September 30, 2005 and 2004, respectively.  Investment advisory fees provided by GPIA were relatively unchanged at $1.6 million for each of the nine months ended September 30, 2005 and 2004.  At September 30, 2005, assets under management at GPIA had increased $37.5 million from $566.2 million at September 30, 2004 to $603.7 million.  Fiduciary fees for services, provided by Tredegar, increased 15.1% to $1.3 million for the nine months ended September 30, 2005 from $1.2 million for the nine months ended September 30, 2004.  At September 30, 2005, Tredegar managed $609.9 million in assets, including intercompany assets of $134.0 million, an increase of 9.9% or $54.7 million from assets under administration of $555.2 million, including intercompany assets of $162.0 million, at September 30, 2004.  Fiduciary fees are based upon the market value of the accounts under administration.

Service charges on deposits increased $164,000 or 14.4% to $1.3 million for the nine months ended September 30, 2005, compared to $1.1 million for the same period in 2004.  In particular, ATM and Visa check card fees have increased approximately $70,000 for the nine months ended September 30, 2005 when compared to the same period in 2004.  Other service charges, which includes certain loan fees, increased $103,000 or 34.7% to $400,000 for the nine months ended September 30, 2005 when compared to the same period in 2004.  In particular, loan processing fees have increased $85,000 for the nine months ended September 30, 2005 when compared to the same period in 2004.

Investment sales fees decreased 5.2% to $513,000 for the nine months ended September 30, 2005, compared to $541,000 for the nine months ended September 30, 2004. The Company now has three financial consultants working inside several of the Company’s financial service centers.

Income earned from the Bank’s $10.8 million investment in Bank Owned Life Insurance (BOLI) contributed $354,000 to total other income for the nine months ended September 30, 2005.  The Company purchased $6.0 million of BOLI in the third quarter of 2004 and another $4.8 million in the fourth quarter of 2004 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Non-interest Expense

Total non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total non-interest expense increased 21.8% or $2.9 million from $13.1 million for the nine months ended September 30, 2004 to $16.0 million for the nine months ended September 30, 2005.  The Company uses a non-GAAP measure called an efficiency ratio to monitor changes in non-interest expense in relation to the other components of net income on a tax equivalent basis.  The efficiency ratio is calculated by dividing non-interest expense by the sum of tax equivalent net interest income and non-interest income excluding gains and losses on the investment portfolio.  The tax rate utilized is 34%.  As set forth in the table above, for the nine months ended September 30, 2005 and 2004, tax equivalent net interest income was $18.7 million and $15.8 million, respectively.  Total non-interest income excluding gains and losses on the investment portfolio was $6.9 million for the nine months ended September 30, 2005 and $6.4 million for the nine months ended September 30, 2004.  As anticipated by the Company, the efficiency ratio has been negatively impacted by increased operating expenses associated with the execution of its new business model.  However, when taken as a percentage of total average assets for the nine months ended September 30, 2005, the year to date non-interest expense was 2.40% of total average assets, a slight decrease from 2.45% for the same period in 2004.  The decrease in annualized net interest margin of eleven basis points from September 30, 2004 to September 30, 2005 has also negatively impacted the Company’s efficiency ratio.

Salaries and employee benefits increased 22.3% when comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004.  Additions to staff to support business development, retail branching and the implementation of the new business model have contributed to the increase in salaries and employee benefits.  Several experienced commercial lenders were hired to support business development efforts in both the Reston and Warrenton areas.  Additionally, with the opening of the Reston office in November 2004, various retail staff positions were added to the Company’s payroll.  For the nine month period ended September 30, 2005, non-interest expense related to the Reston financial service center was $673,000.  Non-interest expense related to the preparations for opening of the Warrenton financial service center was $448,000 for the nine month period ended September 30, 2005.

Net occupancy expense increased by $415,000 or 24.9% from $1.7 million for the nine months ended September 30, 2004 to $2.1 million for the nine months ended September 30, 2005.  As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.  In addition to the increased occupancy costs related to the Company’s two new locations, the renovation and expansion of the Purcellville branch contributed nearly $58,000 to the increase due to additional depreciation expenses.

Computer operations expense increased $99,000 for the nine months ended September 30, 2004 to $655,000 for the nine months ended September 30, 2005.  The increase is related to both the increased cost of computer related maintenance contracts and the increased number of the Company’s clients utilizing its online banking services and the increase in volume of online banking transactions.  Clients meeting specific criteria are provided free online banking services by the Company.

Other tax expense increased 18.8% or $55,000 to $347,000 for the nine months ended September 30, 2005 from $292,000 for the nine months ended September 30, 2004.  The increase was mainly the result of the Bank’s franchise tax, which is paid to the state in lieu of an income tax and is based on the Bank’s equity capital.

Other operating expense increased 19.4% or $552,000 to $3.4 million for the nine months ended September 30, 2005 from $2.8 million for the nine months ended September 30, 2004.  The increase was attributed to increases in accounting/audit fees, courier expenses, and educational expenses, all resulting from the Company’s growth.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2005 was $4.9 million compared to $3.4 million at September 30, 2004.  The allowance for loan losses was 0.98% of total loans outstanding at September 30, 2005.  The provision for loan losses was $1.5 million for the nine months ended September 30, 2005.  The provision was $508,000 for the nine months ended September 30, 2004.  The provision for loan losses increased due to the continued growth in the loan portfolio.  For the nine months ended September 30, 2005, net charge-offs totaled $6,000, compared to net loan recoveries of $41,000 for the same period in 2004.  Total loans past due 90 days or more at September 30, 2005 were approximately $12,000.  Non-performing loans were 0.02% of total loans outstanding at September 30, 2005 compared to 0.12% at September 30, 2004.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at September 30, 2005.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at September 30, 2005 and December 31, 2004 was $53.6 million and $51.6 million, respectively.  Total common shares outstanding at September 30, 2005 were 3,806,053.

At September 30, 2005, the Company’s tier 1 and total risk-based capital ratios were 11.4% and 12.3%, respectively, compared to 14.2% and 15.1% at December 31, 2004.  The Company’s leverage ratio was 8.9% at September 30, 2005 compared to 10.4% at December 31, 2004.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, short-

term investments, securities classified as available for sale and loans and securities maturing within one year.  As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $8.0 million, of which $1.1 million were outstanding at September 30, 2005.  Federal funds purchased during the first nine months of 2005 averaged $1.1 million compared to an average of $839,000 during the same period in 2004.  At September 30, 2005 and December 31, 2004, the Company had $41.8 million and $40.9 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $205.5 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  The Company has utilized the credit line for both overnight and long-term funding throughout the first nine months of 2005.  Overnight and long-term advances averaged $31.4 million and $8.5 million, respectively, for the nine months ended September 30, 2005 and September 30, 2004.

At September 30, 2005, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 33.7% of total deposits.

Off-Balance Sheet Arrangements

Commitments to extend credit increased $22.2 million to $93.2 million at September 30, 2005 compared to $71.0 million at December 31, 2004.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $4.6 million at September 30, 2005.  This amount is an increase from the $2.7 million at December 31, 2004.

Contractual obligations increased $6.6 million to $82.3 million at September 30, 2005 compared to $75.7 million at December 31, 2004.  This change results from maturities on certain long-term debt obligations, additions to long-term debt and increases in operating leases related to the Warrenton facility.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  A parallel and pro rata shift in rates over a 12-month period is assumed.  Given the recent increases in interest rates during 2005, the model was changed to assume a 200 basis point decrease in interest rates, versus the 100 basis point decrease assumed in the 2004 analysis.  The following reflects the range of the Company’s net interest income sensitivity analysis during the nine months ended September 30, 2005 and the year ended December 31, 2004.

For the Nine Months Ended September 30, 2005

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(3.14%)

(2.26%)

(2.71%)

- 200 bp

 0.47%

(0.24%)

0.18%

For the Year Ended December 31, 2004

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.05%)

(0.74%)

(1.40%)

- 100 bp

(1.16%)

(0.52%)

0.84%

At September 30, 2005, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by as much as 3.14%.  For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could increase by as much as 0.47%.   While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2004, the Company’s balance sheet has grown by $117.2 million.  Deposit inflows, increased borrowings from the Federal Home Loan Bank and the reduction in the securities portfolio have provided the funding for the growth in the loan portfolios.  The Company’s interest rate profile is liability sensitive bias for the next 12 months.  The profile then shifts toward intermediate and long term asset sensitivity over a “one to two year” and “beyond two year” time frame, respectively.  Based upon a September 30, 2005 simulation, the Bank could expect a negative impact to net interest income of approximately $834,000 over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, the Bank could expect a positive impact to net interest income of approximately $126,000 over the next 12 months.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company purchased shares of its common stock during the third quarter of 2005, as follows:

Period	(a) Total Number of Shares ( or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2005	-0- Shares	- -	- -	$3,052,000
August 1 – 31, 2005	2,324 Shares	$33.50	2,324 Shares	$2,974,146
September 1 – 30, 2005	-0- Shares	- -	- -	$2,974,146
Total	2,324 Shares	$33.50	2,324 Shares	$2,974,146

On June 16, 1999, the Company adopted a repurchase plan, which authorizes management to purchase up to $5.0 million of the Company’s common stock from time to time.  The plan does not have an expiration date.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On October 31, 2005, Charles E. Wilson resigned as the Company’s Executive Vice President of Retail Banking.  Pursuant to the terms of his employment agreement with the Company, Mr. Wilson is entitled to receive salary and fringe benefits for a twelve month period following the date of his resignation.  The Company expects to accrue a total salary and benefit expense of $203,000 in the fourth quarter of its 2005 fiscal year.

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

Date:  November 9, 2005

/s/ Joseph L. Boling

Joseph L. Boling

Chairman of the Board & CEO

Date:  November 9, 2005

/s/ Kathleen J. Chappell

Kathleen J. Chappell

Senior Vice President & CFO

EXHIBIT INDEX

Exhibits

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350