Form 10-K
period 2005-12-31
MIDDLEBURG FINANCIAL CORP
filed 2006-03-16
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $2.50 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section  15(d) of the Act. Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐

Accelerated filer  ☑

Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $112,739,232

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 3,809,053 shares of Common Stock as of March 8, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders – Part III

TABLE OF CONTENTS

PART I

Page

ITEM 1.

BUSINESS

3

ITEM 1A.

RISK FACTORS

18

ITEM 1B.

UNRESOLVED STAFF COMMENTS

20

ITEM 2.

PROPERTIES

20

ITEM 3.

LEGAL PROCEEDINGS

22

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE

OF SECURITY HOLDERS

 22

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF

EQUITY SECURITIES

23

ITEM 6.

SELECTED FINANCIAL DATA

24

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

25

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

53

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

55

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

56

ITEM 9A.

CONTROLS AND PROCEDURES

56

ITEM 9B.

OTHER INFORMATION

58

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

58

ITEM 11.

EXECUTIVE COMPENSATION

58

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

58

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

58

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

58

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

59

PART I

ITEM 1.

BUSINESS

General

Middleburg Financial Corporation (the “Company”) is a bank holding company that was incorporated under Virginia law in 1993. The Company conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank (the “Bank”) and Middleburg Investment Group, Inc. (“MIG”), both of which are chartered under Virginia law. The Company has two other wholly owned subsidiaries, ICBI Capital Trust I and MFC Capital Trust II, which are Delaware Business Trusts that the Company formed in connection with the issuance of trust preferred debt in November 2001 and December 2003.

Middleburg Bank

The Bank has seven full service facilities and one limited service facility. The main office is located at 111 West Washington Street, Middleburg, Virginia 20117. The other facilities are located in Ashburn, Purcellville, Reston and Warrenton, Virginia, and the Bank has three facilities in Leesburg, Virginia. The Bank opened for business on July 1, 1924.

The Bank serves the Virginia counties of Loudoun, Fairfax and Fauquier. Loudoun County is in northwestern Virginia and included in the Washington-Baltimore metropolitan statistical area. According to the Loudoun County Department of Economic Development, the county’s population was approximately 263,000 as of January 1, 2006, with over one-third of the population located in the Company’s markets. The local economy is driven by service industries requiring a high skill level, self-employed individuals, the equine industry and the independently wealthy. Fairfax County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area. According to the latest data on Fairfax County’s Web Site, the county’s population was approximately 1,041,000 as of January 1, 2006. The local economy is driven by service industries and federal, state and local governments. Fauquier County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area. Fauquier County’s population was approximately 61,500, according to the latest data published as of January 1, 2005. The local economy is driven by service industries and agriculture.

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

On April 15, 2003, the Bank acquired 40% of the issued and outstanding membership interest units of Southern Trust Mortgage, LLC (“STM”). The Bank acquired the membership interest units in equal proportion from the seven members of STM, all of whom own, in the aggregate, the remaining issued and outstanding units of STM. STM is a regional mortgage lender headquartered in Norfolk, Virginia and has offices in Virginia, Maryland, North Carolina, South Carolina and Georgia.

Middleburg Investment Group

Middleburg Investment Group is a non-bank holding company that was formed in the fourth quarter of 2005. In December 2005, the Company transferred its investments in Tredegar Trust Company and Gilkison Patterson Investment Advisors, Inc. to MIG. As part of the transfer, the names of both subsidiary companies were changed. Tredegar Trust Company became Middleburg Trust Company (“MTC”), and Gilkison Patterson Investment Advisors, Inc became Middleburg Investment Advisors, Inc. (“MIA”). Both subsidiaries are wholly owned by MIG. MTC is chartered under Virginia law, and MIA is an investment advisor registered with the Securities and Exchange Commission (the “SEC”).

Middleburg Trust Company opened for business in January 1994 and has its main office at 821 East Main Street, Richmond, Virginia  23219. MTC serves primarily the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan. Richmond is the capital of the Commonwealth of Virginia, and the greater Richmond area had an estimated population in excess of 1.0 million in 2005 based on the 2000  U. S. Census. MTC also serves the counties of Fairfax, Fauquier and Loudoun with staff located within several of the Bank’s facilities.

Middleburg Investment Advisors, Inc. has its main office at 1901 North Beauregard Street, Alexandria, Virginia  22311. MIA primarily serves the District of Columbia metropolitan area including contingent markets in Virginia and Maryland but also has clients in 22 other states.

Products and Services

The Company is currently in the middle of a two-year program to implement a new business model. Under this model, all of the Company’s financial services are available at a single branch, known as a financial service center location. The financial service centers are larger than most traditional retail banking branches in order to allow commercial, mortgage, retail and wealth management personnel and services to be readily available to serve clients. By working together in the financial service center and the market, the team at each financial service center becomes more effective in expanding the relationships with current clients and new clients. The Company’s goal is to create, preserve and ultimately transfer the wealth of its clients.

The Company, through its subsidiaries, offers a wide range of banking, fiduciary and investment management services available to both individuals and small businesses. The banking services include various types of checking and savings deposit accounts, and the making of business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans. Also, the Bank offers ATMs at all locations, internet banking, travelers’ checks, money orders, safe deposit rentals, collections, notary public, wire services and other traditional bank services to its clients. MTC provides a variety of investment management and fiduciary services including trust and estate settlement. MTC can also serve as escrow agent, attorney-in-fact, guardian of property or trustee of an IRA. MIA provides fee based investment management services for its clients.

Employees

As of December 31, 2005, the Company had a total of 165 full time equivalent employees. The Company considers relations with its employees to be excellent. The Company’s employees are not represented by a collective bargaining unit.

SEC Filings

The Company maintains an internet website at www.middleburgfinancial.com. Shareholders of the Company and the public may access the Company’s periodic and current reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports) filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “Investor Relations” section of the Company’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

Segment Reporting

The Company operates in a decentralized fashion in two principal business activities: banking services and trust and investment advisory services. Revenue from banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Through the Bank’s 40% investment in STM, the Company also recognizes its share of the net income from the STM investment in the other income section of the Bank’s income statement.

Revenues from trust and investment advisory activities are comprised mostly of fees based upon the market value of the accounts under administration. The trust and investment advisory services are conducted by the two subsidiaries of MIG, MTC and MIA.

The banking segment has assets in custody with MTC and accordingly pays MTC a monthly fee. The banking segment also pays interest to both MTC and MIA on deposit accounts each company has at the Bank. MIA pays the Company a management fee each month for accounting and other services provided. Transactions related to these relationships are eliminated to reach consolidated totals.

The following tables present segment information for the years ended December 31, 2005 and 2004.

	December 31, 2005				December 31, 2004

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In thousands)
Revenues:
Interest income	$ 36,193	$ 47	$ (28)	$ 36,212	$ 26,643	$ 40	$ (16)	$ 26,667
Trust and investment advisory
fee income	-	4,045	(105)	3,940	-	3,782	(94)	3,688
Other income	5,127	(5)	(41)	5,081	4,947	1	(42)	4,906
Total operating income	41,320	4,087	(174)	45,233	31,590	3,823	(152)	35,261

Expenses:
Interest expense	11,624	-	(28)	11,596	6,049	-	(16)	6,033
Salaries and employee benefits	11,199	2,041	-	13,240	8,833	2,054	-	10,887
Provision for loan losses	1,744	-	-	1,744	796	-	-	796
Other	7,564	1,262	(146)	8,680	6,609	1,199	(136)	7,672
Total operating expenses	32,131	3,303	(174)	35,260	22,287	3,253	(152)	25,388

Income before income taxes	9,189	784	-	9,973	9,303	570	-	9,873
Provision for income taxes	2,458	341	-	2,799	2,513	268	-	2,781
Net income	$ 6,731	$ 443	$ -	$ 7,174	$ 6,790	$ 302	-	$ 7,092

Total assets	$ 733,734	$ 7,557	$ (1,380)	$ 739,911	$ 600,033	$ 7,658	$ (1,570)	$ 606,121
Capital expenditures	$ 3,682	$ 3	$ -	$ 3,685	$ 6,194	$ 1	$ -	$ 6,195

Competition

The Company faces significant competition for both loans and deposits. Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders. Its most direct competition for deposits has historically come from savings and loan associations and savings banks, commercial banks, credit unions and other financial institutions. Based upon total deposits at June 30, 2005 as reported to the Federal Deposit Insurance Corporation (the “FDIC”), the Company has the second largest share of deposits with 19.1% market share among the banking organizations operating in Loudoun County, Virginia. With its acquisition of First Virginia Bank in July 2003, BB&T Corporation has gained the largest share of deposits in the market. The Company’s Reston location, as of the latest FDIC report, is 0.005% of the $38.1 billion in deposits in the Fairfax County market. Statistical data for Fauquier County did not include our Warrenton location as of the latest FDIC report. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

MTC competes for clients and accounts with banks, other financial institutions and money managers. Even though many of these institutions have been engaged in the trust or investment management business for a considerably longer period of time than MTC and have significantly greater resources, MTC has grown through its commitment to quality trust and investment management services and a local community approach to business.

MIA competes for its clients and accounts with other money managers and investment brokerage firms. Like the rest of the Company, MIA is dedicated to quality service and high investment performance for its clients. MIA has successfully operated in its markets for 24 years.

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

The Bank has three levels of lending authority. Individual loan officers are the first level and are limited to their lending authority. The second level is the Officers Loan Committee, which is composed of four officers of the Bank, including the Chairman and Chief Executive Officer and the Senior Lending Officer.  The Officers Loan Committee approves loans that exceed the individual loan officers’ lending authority and reviews loans to be presented to the Directors Loan Committee. The Directors Loan Committee is composed of seven Directors, of which six are independent Directors. The Directors Loan Committee approves new, modified and renewed credits that exceed Officer Loan Committee authorities. The chairman of the Directors Loan Committee is the Chairman and Chief Executive Officer of the Bank. A quorum is reached when four members are present, of which at least three must be independent Directors. An application requires four votes to receive approval by this committee. In addition, the Directors Loan Committee reports all new loans reviewed and approved to the Bank’s Board of Directors monthly. Monthly reports shared with the Directors Loan Committee include names and monetary amounts of all new credits in excess of $12,500 or which had been extended; a watch list including names, monetary amounts, risk rating and payment status; non accruals and charge offs as recommended and a list of overdrafts in excess of $1,500 and which have been overdrawn more than four days. The Directors Loan Committee also reviews lending policies proposed by management.

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements including commitments to extend credit. At December 31, 2005, commitments to extend credit totaled $93.6 million.

Construction Lending

The Bank makes local construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. At December 31, 2005, construction, land and land development loans outstanding were $88.3 million, or 16.8%, of total loans. Approximately 95% of these loans are concentrated in the Loudoun County, Virginia market. The average life of a construction loan is approximately 12 months and it reprices monthly to meet the market, typically the prime interest rate plus one percent. Because the interest rate charged on these loans floats with the market, the construction loans help the Company in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 75% to 85% of appraised value, in addition to analyzing the credit worthiness of its borrowers. The Bank  also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrowing entity’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrowing entity’s  principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. The Bank has an outside third party loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2005, commercial loans totaled $28.4 million, or 5.4% of total loans.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At December 31, 2005, commercial real estate loans aggregated $177.2 million, or 33.8%, of the Bank’s total loans.

In its underwriting of commercial real estate, the Bank may lend, under internal policy, up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Bank also evaluates the location of the security property and typically requires personal guarantees or endorsements of the borrowing entity’s  principal owners.

One-to-Four-Family Residential Real Estate Lending

Residential lending activity may be generated by the Bank’s loan originator solicitation, referrals by real estate professionals, existing or new bank clients and purchases of whole loans from STM. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Loans are underwritten using the Bank’s underwriting guidelines. Security for the majority of the Bank’s residential lending is in the form of owner occupied one-to-four-family dwellings. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Board of Directors.

The Bank also originates a non-conforming adjustable rate (“ARM”) product with a higher entry level rate and margin than that of the conforming adjustable rate products. This non-conforming loan provides yet another outlet for loans not meeting secondary market guidelines. The Bank keeps these loans in its loan portfolio. Interest rates on ARM  products offered by the Bank are tied to fixed rates issued by the Federal Home Loan Bank of Atlanta plus a spread. The Bank’s ARM products contain interest rate caps at adjustment periods and rate ceilings based on a cap over and above the original interest rate.

At December 31, 2005, $210.9 million, or 40.2%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans and home equity lines. Of the $210.9 million, $119.2 million were fixed rate mortgages while the remaining $91.7 million were adjustable rate mortgages. The fixed rate loans are typically 3, 5, 7 or 10 year balloon loans amortized over a 30 year period. The Bank has about $55.9 million in fixed rate loans that have maturities of 15 years or greater. Approximately $38.8 million of fixed rate loans have maturities of 5 years or less.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction. The Company does require escrows for real estate taxes and insurance.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans and home equity lines of credit and loans. At December 31, 2005, the Bank had consumer loans of $17.1 million or 3.3% of gross loans. Such loans are generally made to clients with whom the Bank has a pre-existing relationship. The Bank currently originates all of its consumer loans in its geographic market area. Most of the consumer loans are tied to the prime lending rate and reprice monthly.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (the “GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.”  As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Although the Company has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, the Company will likely elect do so in the future.

Payment of Dividends

The Company is a legal entity separate and distinct from its banking and non-banking  subsidiaries. The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2005, the Bank paid $1.6 million in dividends to the Company, and the non-banking subsidiaries paid $497,000 to the Company.

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

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at an institution. For net transaction accounts in 2006, the first $7.8 million, the same amount as in 2005, will be exempt from reserve requirements. A three percent reserve ratio will be assessed on net transaction accounts over $7.8 million up to and including $40.5 million, also the same amount as in 2005. A 10 percent reserve ratio will be applied above $40.5 million.  These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

The GLBA permits unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

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

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the SEC for securities affiliates, and state insurance regulators for insurance affiliates. It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Exchange Act, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.”  Additionally, the new law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

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

Bank Secrecy Act

Under the Bank Secrecy Act (the “BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review lists of individuals and entities who are prohibited from opening accounts at financial institutions.

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

MTC

MTC operates as a trust subsidiary of MIG, which is a subsidiary of the Company. It is subject to supervision and regulation by the Virginia State Corporation Commission’s Bureau of Financial Institutions and the Federal Reserve Board.

State and federal regulators have substantial discretion and latitude in the exercise of their supervisory and regulatory authority over MTC, including the statutory authority to promulgate regulations affecting the conduct of business and the operations of MTC. They also have the ability to exercise substantial remedial powers with respect to MTC in the event that it determines that MTC is not in compliance with applicable laws, orders or regulations governing its operations, is operating in an unsafe or unsound manner, or is engaging in any irregular practices.

MIA

MIA operates as a non-banking subsidiary of MIG, which is a subsidiary of the Company. It is subject to supervision and regulation by the Securities and Exchange Commission under the Investment Advisors Act. The Investment Advisors Act requires registered investment advisers to comply with numerous and pervasive obligations, including, among other things, record-keeping requirements, operational procedures, registration and reporting and disclosure obligations. State regulatory authorities also provide similar oversight and regulation.

ITEM 1A.

RISK FACTORS

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. The risk factors applicable to us are the following:

We may not be able to successfully manage our growth or implement our growth strategies, which may adversely affect our results of operations and financial condition.

A key aspect of our business strategy is our continued growth and expansion. Our ability to continue to grow depends, in part, upon our ability to:

•

open new financial service centers;

•

attract deposits to those locations; and

•

identify attractive loan and investment opportunities.

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future. Our ability to manage our growth successfully also will depend on whether we can maintain capital levels adequate to support our growth, maintain cost controls and asset quality and successfully integrate any new financial service centers into our organization.

As we continue to implement our growth strategy by opening new financial service centers, we expect to incur construction costs and increased personnel, occupancy and other operating expenses. We generally must absorb those higher expenses while we continue to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans to grow could depress our earnings in the short run, even if we efficiently execute this growth.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

Our banking subsidiary faces vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. Our non-banking subsidiary faces competition from money managers and investment brokerage firms.

To a limited extent, our banking subsidiary also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities.

Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage and home equity loans in the secondary market. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Based on our asset/liability position at December 31, 2005, a rise in interest rates would benefit our net interest income in the short term. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2005, approximately 33.8% and 40.2% of our $524.8 million total loan portfolio were secured by commercial and residential real estate, respectively. A major change in the real estate market, such as a deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could impact us. While we are in one of the fastest growing real estate markets in the United States, risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

We may be adversely affected by economic conditions in our market area.

Our banking operations are located primarily in the Virginia counties of Loudoun, Fairfax and Fauquier. Because our lending is concentrated in this market, we will be affected by the general economic conditions in the greater Washington, D.C. metropolitan area. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact the demand for banking products and services generally, which could negatively affect our financial condition and performance.

A loss of our senior officers could impair our relationship with our clients and adversely affect our business.

Many community banks attract customers based on the personal relationships that the banks’ officers and customers establish with each other and the confidence that the customers have in the officers. As a result, we depend on the performance of our senior officers. These officers have many years of experience in the banking industry and have numerous contacts in our market area. We believe that their extent of experience and contacts provide us with an advantage over other community banks in our market, who have senior officers with less experience and fewer contacts.

We believe that our business model for financial service centers will minimize our clients’ reliance on the relationship of any one particular officer. While we continue to develop this model, however, the loss of the services of any of our senior officers, or the failure of any of them to perform management functions in the manner anticipated by our board of directors, could have a material adverse effect on our business. Our success will be dependent upon the board’s ability to attract and retain quality personnel, including these individuals.

If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock.

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the generation of additional deposits at new branch locations as well as investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

Our profitability and the value of your investment may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels in the financial services area. Recently enacted, proposed and future legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations, which are intended to protect depositors and not our shareholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase our costs and thus place other financial institutions that are not subject to similar regulation in stronger, more favorable competitive positions.

Revenue from our mortgage lending investment is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market or higher interest rates and may adversely impact our profits.

Maintaining our revenue stream from our investment in STM is dependent upon its ability to originate loans and sell them to investors. Loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect STM’s mortgage originations and, consequently, reduce its income from mortgage lending activities. As a result, these conditions may ultimately adversely affect our net income.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

The Company has adopted a business model whereby all of its financial services will be available at each branch, known as a financial service center location. The financial service centers are larger than most traditional retail branches in order to allow commercial, mortgage, retail and wealth management personnel and services to be readily available to serve clients.

The headquarters building of the Company and the Bank, which also serves as a financial service center, was completed in 1981 and is a two-story building of brick construction, with approximately

18,000 square feet of floor space, located at 111 West Washington Street, Middleburg, Virginia 20117. The office operates nine teller windows, including three drive-up facilities and one stand-alone automatic teller machine. The Bank owns the headquarters building.

The Purcellville facility was purchased in 1994. Renovations to double the size of the facility for the conversion into a financial service center were completed during 2005. The new facility is a one-story building with a basement of brick construction, with approximately 6,400 square feet of floor space, located at 431 East Main Street, Purcellville, Virginia 20132. The office operates five teller windows, a client service desk, two drive-up facilities and one drive-up automatic teller machine. The Bank owns this building.

The Catoctin Circle, Leesburg bank office was completed in 1997 and is a two-story building of brick construction, with approximately 6,000 square feet of floor space, located at 102 Catoctin Circle, S.E., Leesburg, Virginia 20175. The office operates five teller windows, including three drive-up facilities and one drive-up automatic teller machine. The Bank also owns this building.

The Fort Evans Road, Leesburg bank office was completed in July 2002 and is a one-story building of brick construction with approximately 3,500 square feet of floor space, located at 211 Fort Evans Road, NE, Leesburg, Virginia 20176. The office operates five teller windows, including three drive-up facilities and one drive-up automatic teller machine. The Bank owns this building.

The Leesburg limited service facility, located at 200 North King Street, was leased beginning April 1999. The leased space consists of 200 square feet with one teller window and a stand-alone automated teller machine. Transactions in this location are limited to paying and receiving teller functions. The initial term of this lease was five years, with two additional renewal periods of five years each. The lease is in the first renewal period and will expire March 31, 2008. The annual lease expense associated with this location is $5,400.

The Ashburn bank office, which is leased, opened in June 1999 and consists of 3,400 square feet of office space at 20955 Professional Plaza, Suite 100, Ashburn, Virginia 20147. The office is a full service facility with five teller windows, three drive-up facilities and a drive-up automated teller machine. The initial term of the lease is 15 years, expiring May 31, 2014, with two five-year renewal options. The annual lease expense associated with this location is $90,000.

The Reston facility opened in November 2004 and consists of a one-story building of brick construction with approximately 3,500 square feet of floor space, located at 1779 Fountain Drive, Reston, Virginia, 20190. The office is a financial service center with three double-stack drive-up facilities and a drive-up automated teller machine. The Bank owns this building but leases the land upon which it resides. The initial term of the lease is 15 years, expiring October 31, 2019, with two five-year renewal options. The annual lease expense associated with this location is $207,000.

The Warrenton facility opened in October 2005 and consists of one-story building of brick construction with approximately 3,500 square feet of floor space, located at 530 Blackwell Road, Warrenton, Virginia, 20186. The office is a financial service center with a non-visible teller line with four tellers, a client service desk, a remote teller station, two drive-up lanes and a drive-up automated teller machine. The Bank leases this office. The initial term of the lease is 20 years, expiring February 28, 2025, with four five-year renewal options. The annual lease expense associated with this location is $126,000.

The Leesburg operations building was completed June 2002. The building is Class A office space and is home to the deposit operations, loan operations, credit administration, mortgage banking and data processing departments of the Bank and the information technology, human resources, training, and marketing departments of the Company. This building is a two story building with  18,000 square feet of floor space, located at 106 Catoctin Circle, SE, Leesburg, Virginia 20175. The Bank owns this building.

MTC leases its main office at 821 East Main Street in Richmond, Virginia. The lease is for a term of 15 years and will expire November 30, 2015, with no renewal options. The annual lease expense associated with this location is $180,000.

MIA leases its main office at 1901 North Beauregard Avenue, Alexandria, Virginia, 22311. The lease, which was entered into in May 2003, is for a term of 5 years, with no renewal options. The space includes approximately 3,500 square feet of office space and 900 square feet of storage. The annual lease expense associated with this location is $106,000.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market) under the symbol “MBRG.”  The high and low sale prices per share for the Company’s Common Stock for each quarter of 2004 and 2005, and the amount of cash dividends per share in each quarter, are set forth in the table below.

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low
2004: 1st quarter 2nd quarter 3rd quarter 4th quarter	40.50 38.75 36.75 39.00	34.00 33.00 32.07 35.01	0.19 0.19 0.19 0.19
2005: 1st quarter 2nd quarter 3rd quarter 4th quarter	38.85 33.00 36.25 36.53	31.71 29.00 29.05 29.31	0.19 0.19 0.19 0.19

As of March 1, 2006, the Company had approximately 440 shareholders of record and at least 1,238 additional beneficial owners of shares of Common Stock.

The Company historically has paid cash dividends on a quarterly basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in Item 1., “Business – Supervision and Regulation – Payment of Dividends,” above. The Company or the Bank has paid regular cash dividends for over 208 consecutive quarters.

The Company did not repurchase any shares of Common Stock during the fourth quarter of 2005. On June 16, 1999, the Company adopted a repurchase plan, which authorized management to purchase up to $5 million of the Company’s common stock from time to time. Subsequently, the plan was amended to authorize management to purchase up to 100,000 shares and to eliminate the $5 million limit.

ITEM 6.

SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated. The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2005, 2004, 2003, 2002 and 2001.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except ratios and per share data)
Income Statement Data:
Interest income	$36,212	$26,667	$24,780	$23,758	$21,822
Interest expense	11,596	6,033	5,576	6,524	7,814
Net interest income	$24,616	$20,634	$19,204	$17,234	$14,008
Provision for loan losses	1,744	796	575	300	300
Net interest income after
provision for loan losses	$22,872	$19,838	$18,629	$16,934	$13,708
Non-interest income	8,945	8,476	9,499	7,312	4,827
Securities gains (losses)	76	118	422	(73)	384
Non-interest expense	21,920	18,559	16,887	15,526	11,947
Income before income taxes	$9,973	$9,873	$11,663	$8,647	$6,972
Income taxes	2,799	2,781	3,444	2,335	1,755
Net income	$7,174	$7,092	$8,219	$6,312	$5,217

Per Share Data: (1)
Net income, basic	$1.89	$1.86	$2.18	$1.73	$1.49
Net income, diluted	1.84	1.81	2.13	1.69	1.46
Cash dividends	0.76	0.76	0.69	0.60	0.50
Book value at period end	14.05	13.54	12.44	11.18	8.66

Balance Sheet Data:
Assets (2)	$739,911	$606,121	$509,404	$425,284	$354,411
Loans	524,798	348,824	260,717	212,107	196,400
Securities	149,591	174,388	194,581	163,673	124,351
Deposits	551,432	424,879	369,986	328,903	271,731
Shareholders’ equity	53,476	51,562	47,327	41,410	30,338
Average shares outstanding, basic (1)	3,803	3,804	3,770	3,642	3,492
Average shares outstanding, diluted (1)	3,906	3,920	3,867	3,726	3,566

Performance Ratios:
Return on average assets	1.05%	1.29%	1.78%	1.62%	1.67%
Return on average equity	13.65%	14.31%	18.27%	17.24%	17.55%
Capital to assets	7.23%	8.51%	9.30%	9.74%	8.57%
Dividend payout	40.21%	40.76%	31.69%	34.58%	33.53%
Efficiency ratio (3)	63.32%	61.92%	57.00%	60.93%	60.40%

Capital and Liquidity Ratios:
Risk-based capital ratios:
Tier 1 capital	11.1%	14.2%	14.4%	14.8%	16.4%
Total capital	12.0%	15.1%	15.6%	15.6%	17.3%
Leverage	8.7%	10.2%	11.3%	10.6%	12.5%

(1)

Amounts have been adjusted to reflect a two-for-one stock split of the Common Stock in October 17, 2003.

(2)

Amounts have been adjusted to reflect the application of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. The common equity portion of the Trust Preferred entities has been deconsolidated and is included in Assets for all years reported.

(3)

The efficiency ratio is a key performance indicator in the Company’s industry. The Company monitors this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. It is a measure of the relationship between operating expenses to earnings. Net interest income on a tax equivalent basis for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 were $25,435,000, $21,507,000, $20,135,000, $18,188,000 and $15,015,000. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies,” below for additional information.

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

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, the Bank and MIG. The Bank is a community bank serving Loudoun, Fairfax and Fauquier County, Virginia with seven full service facilities and one limited service facility. MIG is a newly formed non-bank holding company with two wholly owned subsidiaries, MTC and MIA. MTC is a trust company headquartered in Richmond, Virginia. MIA is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 24 states.

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. MIG’s subsidiaries, MTC and MIA, generate fee income by providing investment management and trust services to its clients. Investment management and trust fees are generally based upon the value of assets under management, and, therefore can be significantly affected by fluctuation in the values of securities caused by changes in the capital markets.

In 2005, the Company continued to realize the benefit of high growth rates in both assets and net interest income. By December 31, 2005, total assets reached $739.9 million, an increase of 22.1%. Total assets at December 31, 2004 were $606.1 million. Total loans grew 50.4% from $348.8 million at December 31, 2004 to $524.8 million at December 31, 2005, without sacrificing credit quality. This is the largest single year increase in portfolio loans in the past 10 years. Considering the current interest rate environment, the Company has been cautious about the amount and type of loan growth it has added to the loan portfolio which resulted in non-accrual loans of $88,000 or 0.02% of total loans. Additional staff, a solid local economy and the relationship with STM contributed to the strong loan growth experienced. At December 31, 2005, Purcellville, Reston and Warrenton, the financial service centers which were fully operative under the business model, had outstanding loans of $22.9 million, $24.5 million and $32.5 million, respectively. Total deposits increased $126.5 million from $424.9 million at December 31, 2004 to $551.4 million at December 31, 2005. Low cost deposits, including demand checking, interest checking and savings increased $97.8 million or 43.0% from the year ended December 31, 2004 to $325.5 million for the year ended December 31, 2005 and continue to drive much of the growth in deposits. Higher cost time deposits, excluding brokered certificates of deposit, increased 32.7% or $31.6 million from the year ended December 31, 2004 to $128.2 million for the year ended December

31, 2005. The increases in both lower cost and higher cost deposits contributed to the 92.2% increase in interest expense. The net interest margin declined from 4.29% for the year ended December 31, 2004 to 4.11% for the year ended December 31, 2005. The decline is attributed to both the lower yields earned on loan growth due to the flattening of the yield curve and the steady rise in shorter term interest rates on deposits and borrowed money to fund the earning asset growth. Non-interest expenses grew at a rate of 18.1% for the 2005 year compared to 2004. Additions to staff to support business development and retail branching contributed to the increase in salaries and employee benefits. Several experienced commercial lenders were hired to support business development efforts related to the Reston financial service center, which opened in November 2004, and the Warrenton financial service center, which opened in October 2005. Additionally, various retail staff positions were added to the Company’s payroll in efforts to prepare for openings of the new facilities. Net occupancy expenses related to our branching efforts also contributed to this increase for 2005. Because of the Company’s plans for growth and expansion, it is expected that non-interest expense growth rates may exceed this level in the future. The Company remains well capitalized with risk-adjusted core capital and total capital ratios well above the regulatory minimums. Asset quality measures also remained consistently strong throughout the year. The loan loss provision increased primarily due to loan growth.

With the creation of MIG, the Company has expanded the integration of MTC, MIA and the Bank’s investment services department into a more focused wealth management program for all of the Company’s clients. The Company intends to make each of its wealth management services available within all of its financial service centers. Also, through the affiliation with STM, the Bank plans to continue to increase its loan portfolio by purchasing high credit quality, low loan to value first deeds of trusts on residential property. The Bank plans to continue its focus on low cost deposit growth with advertising campaigns and product development. Management has developed a growth strategy that includes expansion into Sterling, Virginia (Loudoun County) in  2007. Other markets under consideration include Herndon and Chantilly (Fairfax County). Management will look for key lenders in those markets to join the Company’s team to generate earning assets and awareness prior to the facility opening.

The Company is not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on the registrant’s liquidity, capital resources or results of operations.

Recent Financial Developments

Three new deposit products were developed and marketed by the Bank during the second, third and fourth quarters of 2005. The products are high yielding NOW, savings and money market accounts and were designed both to meet the consumer’s demand for higher interest rates and to allow the Company to remain competitive with other financial institutions operating within the Company’s market area. The Company considers the products to be successful in meeting their 2005 growth goals and positively contributing to the year’s needed deposit growth and reduction in funding costs. At December 31, 2005, the new products had a collective balance of $93.0 million and had a weighted average cost of 3.06%.

Renovations were completed on the Warrenton financial service center and operations commenced on October 11, 2005. The leased facility is located at 530 Blackwell Road. The location is fully staffed and offers traditional banking services, including safe deposit, ATM and notary services as well as the full range of the Company’s other financial services, including investment advisory and trust management  The renovations cost approximately $1.3 million.

In September 2005, the Company reevaluated its expansion plans and decided to close its Virginia Beach loan production office in November 2005. The decision was the result of the Company’s inability to recruit key personnel within that market. The impact on the Company was a cost of $70,000 net of tax.

During the second quarter of 2005, the Company issued $39.0 million in brokered certificates of deposit. At December 31, 2005, $13.9 million of the brokered certificates remained outstanding. These brokered certificates of deposits contributed 11.0% to the 29.8% increase in total deposits at December 31, 2005. The Company had no brokered deposits at December 31, 2004.

The Company has completed renovations that doubled the size of its Purcellville location in order to meet growing demand within the community. The grand opening of the facility was held on March 5, 2005. The newly remodeled financial service center exemplifies the Company’s new business model and offers a host of financial services to our clients. The renovations cost approximately $1.6 million.

In February 2005, the Company entered into a lease for an existing facility in Warrenton, Virginia. This opportunity allowed the Company to open a facility sooner than was previously anticipated. The lease has an original term of 20 years, commencing March 1, 2005, and an annual rent of $126,000 which will increase three percent per annum on each March 1st during the original lease term. The Company has four options to renew the lease beyond the initial term, each of which is for a period of five years

Critical Accounting Policies

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

For loans without individual measures of impairment, the Bank makes estimates of losses for groups of loans as required by SFAS No. 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans , including:  borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans losses. This estimate of losses is compared to the allowance for loan losses of the Bank as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. The Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties  and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Intangibles and Goodwill

The Company has approximately $5.9 million in intangible assets and goodwill at December 31, 2005, a decrease of $338,000 since December 31, 2004. On April 1, 2002, the Company acquired MIA, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using SFAS Nos. 141 and 142 as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years. The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $5.9 million in intangible assets and goodwill at December 31, 2005 is attributable to the Company’s investment in MTC.

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

Results of Operations

Net Income

Net income for 2005 was $7.2 million, an increase of 1.2% from 2004’s net income of $7.1 million. Net income for 2004 decreased 13.4% from 2003’s net income of $8.2 million. For 2005, earnings per diluted share were $1.84 compared to $1.81 and $2.13 for 2004 and 2003, respectively.

Return on average assets (“ROA”) measures how effectively the Company employs its assets to produce net income. The ROA for the Company decreased to 1.05% for the year ended December 31, 2005 from 1.29% for the same period in 2004. The decrease in ROA in 2005 and 2004 is the result of increases in capital expenditures and non-interest expenses related to the Bank’s branching strategy as well as the decline in net interest margin. The ROA for 2003 was 1.78%. Return on average equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested. ROE decreased to 13.7% for the year ended December 31, 2005. ROE was 14.3% and 18.3% for the years ended December 31, 2004 and 2003, respectively.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities as of December 31. Non-accrual loans are included in the loan balances.

Average Balances, Income and Expenses, Yields and Rates

(Years Ended December 31)

		2005			2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Assets :
Securities:
Taxable	$ 131,007	$ 5,649	4.31%	$ 147,868	$ 6,333	4.28%	$ 131,564	$ 6,339	4.82%
Tax-exempt (1) (2)	32,773	2,404	7.34%	35,770	2,552	7.13%	36,700	2,717	7.40%
Total securities	$ 163,780	$ 8,053	4.92%	$ 183,638	$ 8,885	4.84%	$ 168,264	$ 9,057	5.38%
Loans
Taxable	$ 453,566	$ 28,940	6.38%	$ 313,947	$ 18,597	5.92%	$ 250,345	$ 16,577	6.62%
Tax-exempt (1)	163	13	7.98%	290	24	8.28%	415	33	7.85%
Total loans	$ 453,729	$ 28,953	6.38%	$ 314,237	$ 18,621	5.93%	$ 250,760	$ 16,609	6.62%
Federal funds sold	546	18	3.30%	2,250	24	1.07%	2,574	28	1.10%
Interest on money market investments	-	-	0.00%	209	2	0.96%	1,733	14	0.81%
Interest bearing deposits in
other financial institutions	250	7	2.80%	732	8	1.09%	460	3	0.65%
Total earning assets	$ 618,305	$ 37,031	5.99%	$ 501,066	$ 27,540	5.50%	$ 423,790	$ 25,711	6.07%
Less: allowances for credit losses	(4,331)			(2,933)			(2,394)
Total nonearning assets	64,736			48,429			39,586
Total assets	$ 678,710			$ 546,562			$ 460,983

Liabilities:
Interest-bearing deposits:
Checking	$ 95,837	$ 1,111	1.16%	$ 67,314	$ 114	0.17%	$ 46,473	$ 57	0.12%
Regular savings	44,784	555	1.24%	32,300	98	0.30%	26,930	106	0.39%
Money market savings	88,939	597	0.67%	90,872	453	0.50%	84,390	545	0.65%
Time deposits:
$100,000 and over	77,995	2,584	3.31%	56,826	1,244	2.19%	60,564	1,418	2.34%
Under $100,000	60,764	1,677	2.76%	41,433	961	2.32%	39,559	1,094	2.77%
Total interest-bearing deposits	$ 368,319	$ 6,524	1.77%	$ 288,745	$ 2,870	0.99%	$ 257,916	$ 3,220	1.25%

Federal Home Loan Bank Advances	30,563	1,083	3.54%	9,841	160	1.63%	6,695	130	1.94%
Securities sold under agreements
to repurchase	34,696	934	2.69%	30,364	507	1.67%	11,287	83	0.74%
Long-term debt	65,759	3,021	4.59%	57,363	2,483	4.33%	42,788	2,138	5.00%
Federal Funds Purchased	987	34	3.44%	814	13	1.60%	391	5	1.30%
Total interest-bearing liabilities	$ 500,324	$ 11,596	2.32%	$ 387,127	$ 6,033	1.56%	$ 319,077	$ 5,576	1.75%
Non-interest bearing liabilities
Demand Deposits	122,978			107,255			95,055
Other liabilities	2,667			2,789			1,851
Total liabilities	$ 625,969			$ 497,171			$ 415,983
Shareholders’ equity	52,741			49,391			45,000
Total liabilities and shareholders’ equity	$ 678,710			$ 546,562			$ 460,983

Net interest income		$ 25,435			$ 21,507			$ 20,135

Interest rate spread			3.67%			3.94%			4.32%
Interest expense as a percent of
average earning assets			1.88%			1.20%			1.32%
Net interest margin			4.11%			4.29%			4.75%

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

Net interest income on a fully tax-equivalent basis was $25.4 million for the year ended December 31, 2005. This is an increase of 18.1% over the $21.5 million reported for the same period in 2004. Net interest income for 2004 increased 7.0% over the $20.1 million reported for 2003. The increase in net interest income in 2005 resulted primarily from the 50.6% growth in loans, net of deferred costs and allowance for loan losses. The net interest margin decreased 18 basis points to 4.11%. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2005 and 2004 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected  in the table below.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Year Ended December 31,
(In thousands)	2005	2004	2003
GAAP measures:
Interest Income – Loans	$ 28,949	$ 18,613	$ 16,599
Interest Income - Investments & Other	7,263	8,054	8,181
Interest Expense – Deposits	6,524	2,870	3,220
Interest Expense - Other Borrowings	5,072	3,163	2,356
Total Net Interest Income	$ 24,616	$ 20,634	$ 19,204
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Loans	$ 4	$ 8	$ 10
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	807	854	912
Tax Benefit Realized on Non-Taxable Interest Income - Corporate Securities	8	11	9
Total Tax Benefit Realized on Non-Taxable Interest Income	$ 819	$ 873	$ 931
Total Tax Equivalent Net Interest Income	$ 25,435	$ 21,507	$ 20,135

The average yield on the loan portfolio increased 45 basis points. Growth in the loan portfolio combined with the increase in loan yields to produce a 55.5% increase in loan interest income. Loan demand continues to remain strong and the Bank has added commercial lenders in markets in which the Bank opened new facilities.

The average balance in the securities portfolio decreased by $19.9 million, while the tax-equivalent yield increased eight basis points to 4.92%. The decrease in balance resulted in a decrease in income of $832,000 or 9.4% for the year ended December 31, 2005, compared with the same period in 2004. The increase in yield helped offset the impact of the decrease in the portfolio balance.

The average balance of low cost interest bearing accounts (interest bearing checking, savings and money market accounts) grew 20.5% to $229.6 million at December 31, 2005. The cost of such funding increased 64 basis points during the year ended December 31, 2005. The average balances in certificates of deposit increased 41.2%, while the cost of such funding increased 83 basis points or $2.1 million as a result of the steady rise in short term interest rates.

During 2005, the Company’s reliance on other funding sources increased on average by $33.6 million with a related increase in interest expense of only $1.9 million. The Company increased its average long term borrowings (from the Federal Home Loan Bank) by $8.4 million. Much of the increase in borrowings was related to the funding the growth in the Bank’s loan portfolio. Total interest expense for 2005 was $11.6 million, an increase of $5.6 million compared to the total interest expense for 2004. With the anticipation of rising short term interest rates, continued growth in interest bearing deposits and continued reliance on borrowings to fund the Company’s asset growth, interest expense is expected to increase.

Management expects that the net interest margin will continue to compress during 2006. Based on conservative internal interest rate risk models and the assumption of a sustained rising rate environment, the Company expects net interest income to trend downward slightly throughout the next 12 months as mortgage related assets extend and funding costs continue to rise. The expected decrease to net interest income could be as little as 1.66% or $450,000 in a 12 month period of rising rates of 200 basis points. It is anticipated that increased growth in earning assets will help mitigate the above mentioned impact to the Company’s net interest margin. The Asset/Liability Management Committee continues to focus on various strategies to maintain the net interest margin.

The increase in net interest income in 2004 resulted from the 18.2% growth in average earning assets. The 57 basis point decrease in earning assets yield was offset somewhat by a 19 basis point decrease in the cost of funding. The net interest margin decreased during 2004 by 46 basis points to 4.29%. The average balance in the securities portfolio increased by $15.4 million while the tax-equivalent yield decreased 54 basis points to 4.84%. The average loan portfolio volume increased 25.3% during 2004. Conversely, the average yield on the loan portfolio decreased 69 basis points. Loan demand was strong throughout 2004. Growth in the loan portfolio helped offset the decline in loan yields to produce a 12.1% increase in loan interest income.

The average balance of low cost interest bearing accounts (interest bearing checking, savings and money market accounts) grew 20.7% to $190.5 million at December 31, 2004. The cost of such funding decreased 10 basis points over the year ended December 31, 2004. The average balances in certificates of deposit decreased 1.9%, while the interest expense associated with these deposits decreased 12.2% or $307,000.

During 2004, the Company’s reliance on other funding sources increased on average by $37.2 million with a related increase in interest expense of only $807,000. The Company increased its average long term borrowings (from the Federal Home Loan Bank) by $14.6 million. Much of the increase in borrowings was related to the funding the growth in the Bank’s loan portfolio. Total interest expense for 2004 was $6.0 million, a increase of $457,000 compared to the total interest expense for 2003.

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

Volume and Rate Analysis

(Tax Equivalent Basis)

(Years Ended December 31)

	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due			Increase (Decrease) Due
	to Changes in:			to Changes in:
	(In thousands)
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$ (727)	$ 43	$ (684)	$ 57	$ (63)	$ (6)
Tax-exempt	(223)	75	(148)	(68)	(97)	(165)
Loans:
Taxable	8,815	1,528	10,343	3,462	(1,442)	2,020
Tax-exempt	(10)	(1)	(11)	(10)	1	(9)
Federal funds sold	3	(9)	(6)	(3)	(1)	(4)
Interest on money market investments	(1)	(1)	(2)	(18)	6	(12)
Interest bearing deposits in other
financial institutions	-	(1)	(1)	2	3	5
Total earning assets	$ 7,857	$ 1,634	$ 9,491	$ 3,422	$ (1,593)	$ 1,829

Interest-Bearing Liabilities:
Interest checking	$ 67	$ 930	$ 997	$ 80	$ (23)	$ 57
Regular savings deposits	51	406	457	51	(59)	(8)
Money market deposits	(9)	153	144	46	(138)	(92)
Time deposits
$100,000 and over	563	777	1,340	(85)	(89)	(174)
Under $100,000	509	207	716	55	(188)	(133)
Total interest bearing deposits	$ 1,181	$ 2,473	$ 3,654	$ 147	$ (497)	$ (350)
Federal Home Loan Bank
Advances	$ 592	$ 331	$ 923	$ 46	$ (16)	$ 30
Securities sold under agree-
ment to repurchase	81	346	427	357	67	424
Long-term debt	379	159	538	564	(219)	345
Federal funds purchased	3	18	21	7	1	8
Total interest bearing
liabilities	$ 2,236	$ 3,327	$ 5,563	$ 1,121	$ (664)	$ 457

Change in net interest income	$ 5,621	$ (1,693)	$ 3,928	$ 2,301	$ (929)	$ 1,372

Provision for Loan Losses

The Company’s loan loss provision during 2005 and 2004 was $1.7 million and $796,000, respectively. The Company is committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section below.

Non-interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability. Management recognizes this and continues to review and consider areas where non-interest income can be increased. Non-interest income (excluding securities gains and losses) includes fees generated by the retail banking and investment services departments of the Bank as well as by MTC and MIA. Non-interest income increased 5.5% to $8.9 million for the year ended December 31, 2005, compared to $8.5 million for 2004.

Service charges, which include both deposit fees and certain loan fees, increased 19.8% to $2.3 million for the year ended December 31, 2005, compared to $1.9 million for the year ended December 31, 2004. Loan processing fees and ATM fees increased 115.5% and 19.9%, respectively for the year ended December 31, 2005 compared to December 31, 2004. Investment advisory fees of $2.1 million for the year ended December 31, 2005 are from MIA. Investment advisory fees were unchanged in 2005 compared to the 2004 investment advisory fee amount. MIA is predominantly a fixed income money manager that bases its fee upon the market value of the accounts under management. MTC produced fiduciary fees that increased 16.4% to $1.8 million for the year ended December 31, 2005, compared to $1.6 million for the same period in 2004. Assets under administration at MTC grew 7.1% or $40.9 million to $619.2 million at December 31, 2005. Assets under management includes intercompany assets of $123.7 million. Fiduciary fees are also based primarily upon the market value of the accounts under administration.

Investment services fees were relatively unchanged at $676,000 for the year ended December 31, 2005, compared to $671,000 for the year ended December 31, 2004. The Company now has four financial consultants working inside each of the facilities.

The equity earnings in STM decreased 7.7% or $128,000 from $1.7 million for the year ended December 31, 2004 to $1.5 million for the 2005 year. STM closed $1.1 billion in loans for the year ended 2005 with 62.2% of its production attributable to purchase money financings. In February 2005, STM experienced a loan charge off which resulted in an approximate decrease in income of $56,000 for the Company. Although STM added lending officers during 2005 in order to increase its production efforts, narrowed margins negatively impacted its 2005 earnings.

Income earned from the Bank’s $10.8 million investment in Bank Owned Life Insurance (BOLI) contributed $458,000 to total other income for the year ended December 31, 2005. The Company purchased $6.0 million of BOLI in the third quarter of 2004 and another $4.8 million in the fourth quarter of 2004 to help subsidize increasing employee benefit costs and expenses related to the restructuring of its supplemental retirement plans.

Non-interest income decreased 10.8% to $8.5 million for the year ended December 31, 2004, compared to $9.5 million for 2003. The equity earnings in STM added $0.28 per diluted share after tax to non-interest income for the year ended December 31, 2004. In 2004, STM closed $990.3 million in loans with 66.2% of that production attributable to purchase money financing. Equity in earnings from affiliate were $1.7 million and $1.9 million for the years ended December 31, 2004 and 2003 respectively.

Service charges, which include deposit fees and certain loan fees, decreased 8.9% to $1.9 million for the year ended December 31, 2004, compared to $2.1 million for the year ended December 31, 2003. Investment advisory fees of $2.1 million for the year ended December 31, 2004 are from MIA. Investment advisory fees increased 1.4% in 2004 compared to 2003 investment advisory fee balance. MTC produced fiduciary fees that increased 15.1% to $1.6 million for the year ended December 31, 2004, compared to $1.4 million for the same period in 2003.

Investment sales fees decreased 25.5% to $671,000 for the year ended December 31, 2004, compared to $901,000 for the year ended December 31, 2003. A strategic decision was made to change the broker dealer clearing provider in the investment services department. For a period of time after the system conversion, the investment services department had only two financial consultants down from five during the first nine months of 2003. This significantly impacted the level of revenue generated by the department when comparing the year over year results.

Non-interest income for 2003 increased 29.9% to $9.5 million from $7.3 million in 2002. During 2002 and for the first four months of 2003, mortgage banking income and certain loan fees related to mortgage banking were reported on a gross income basis. All expenses of that department were reported within non-interest expenses. All earnings of that department after April 30, 2003 are being reported as equity in earnings from affiliate, following the transfer of the Bank’s mortgage banking department to STM.

Non-interest Income

(Years Ended December 31)

	2005	2004	2003
	(In thousands)
Service charges, commissions and fees	$ 2,319	$ 1,936	$ 2,125
Trust fee income	1,824	1,567	1,362
Investment advisory fee income	2,116	2,121	2,091
Fees on loans held for sale	-	-	878
Commission on investment sales	676	671	901
Equity earnings in affiliate	1,529	1,657	1,940
Bank-owned life insurance	458	90	-
Other operating income	23	434	202
Non-interest income	$ 8,945	$ 8,476	$ 9,499
Gains (losses) on securities available for sale, net	76	118	422
Total non-interest income	$ 9,021	$ 8,594	$ 9,921

Non-interest Expense

Non-interest expense increased 18.1% to $21.9 million for the year ended December 31, 2005, compared to $18.6 million for 2004. Included in other operating expenses were one time charges related to severance payments, reductions in cash surrender values related to split dollar insurance policies and  some equity adjustments for ownership in BI Investments, the Company’s broker-dealer. Impacting salary and benefit expense was a severance payment to an executive who resigned in 2004 which totaled $134,000, net of tax.   The growth in salary expense was 21.6% during 2005. Additions to staff to support branching and commercial lending contributed to the increase in salaries and employee benefits during 2005. Net occupancy and equipment expenses increased 25.2% to $2.8 million for the year ended December 31, 2005, compared to $2.2 million for the same period in 2004. In February of 2005, the Company executed a lease for a facility in Warrenton, Virginia. The lease has an original term of 20 years, commenced March 1, 2005, and an annual rent of $126,000 which will increase three percent per annum on each March 1st during the original lease term. The Company has four options to renew the lease beyond the initial term, each of which is for a period of five years. The Warrenton financial services center opened in October 2005.

Advertising expense increased 2.7% in 2005 to $384,000. During 2005, the Company conducted a campaign that was targeted specifically to grow newly developed deposit products. Computer operations expense increased from $770,000 for the year ended December 31, 2004 to $868,000 for the year ended December 31, 2005. The increase is related to both the increased cost of computer related maintenance contracts and the increased number of the Company’s clients utilizing its online banking services and the increase in volume of online banking transactions. Clients meeting specific criteria are provided free online banking services by the Company.

Other tax expense increased 18.9% or $74,000 to $465,000 for the year ended December 31, 2005 from $391,000 for the year ended December 31, 2004. The increase was mainly the result of the Bank’s franchise tax, which is paid to the state in lieu of an income tax and is based on the Bank’s equity capital.

Other operating expense increased 6.7% or $263,000 to $4.2 million for the year ended December 31, 2005 from $3.9 million for the year ended December 31, 2004. The increase was attributed to increases in accounting/audit fees, courier expenses, and educational expenses, all resulting from the Company’s growth.

Total non-interest expenses increased 9.9% or $1.7 million to $18.6 million in 2004. Included in 2004 other operating expenses were some one-time costs associated with Sarbanes-Oxley 404 compliance, supplemental executive retirement benefits, and equity adjustments for ownership in BI Investments, the Company’s broker-dealer. Also impacting salary and benefit expense in 2004 was a severance payment to the former executive which was $112,000, net of tax.   The growth in salary expense was 8.9% during 2004. Additions to staff to support branching and commercial lending contributed to the increase in salaries and employee benefits during 2004. Net occupancy and equipment expenses decreased 1.1% to $2.2 million for the year ended December 31, 2004, compared to $2.3 million for the same period in 2003. The building expansion program, which includes the operations center and the second Leesburg facility, affected net occupancy and equipment expense year over year. Advertising expense increased in 2004 to $374,000 because the Bank focused more on in house promotions and business development calling to increase sales rather than paid advertising. Computer operations expense increased from $640,000 for the year ended December 31, 2003 to $770,000 for the year ended December 31, 2004.

Non-interest expenses increased 8.8% or $1.4 million to $16.9 million in 2003. This increase resulted from both pressures to provide competitive salary and benefit programs and occupancy and equipment investments to position the Bank for future growth and productivity.

Non-interest Expenses

(Years Ended December 31)

	2005	2004	2003
	(In thousands)
Salaries and employee benefits	$ 13,240	$ 10,887	$ 9,998
Net occupancy and equipment expense	2,798	2,235	2,260
Advertising	384	374	301
Computer operations	868	770	640
Advisory fees	280	327	380
Other taxes	465	391	341
Other operating expenses	3,885	3,575	2,967
Total	$ 21,920	$ 18,559	$ 16,887

Income Taxes

Reported income tax expense was $2.8 million for both 2005 and 2004. The effective tax rate for 2005 was 28.1% compared to 28.2% in 2004 and 29.5% in 2003. Note 10 of the Company’s Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and the Company’s actual income tax expense. Also included in Note 10 to the Consolidated Financial Statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2005.

Summary of Financial Results by Quarter

The following table summarizes the major components of the Company’s results of operations for each quarter of the last three fiscal years.

	2005 Quarter Ended

(In thousands, except per share data)	March 31	June 30	September 30	December 31

Net interest income	$ 5,623	$ 6,107	$ 6,352	$ 6,534
Net interest income after provision
for loan losses	5,151	5,438	6,035	6,248
Non-interest income	1,976	2,285	2,628	2,056
Net securities gains (losses)	-	(21)	273	(176)
Non-interest expense	5,120	5,315	5,559	5,926
Income before income taxes	2,007	2,387	3,377	2,202
Net income	1,409	1,737	2,409	1,619
Diluted earnings per common share	$ 0.36	$ 0.45	$ 0.62	$ 0.41
Dividends per common share	0.19	0.19	0.19	0.19

	2004 Quarter Ended

(In thousands, except per share data)	March 31	June 30	September 30	December 31

Net interest income	$ 4,876	$ 5,030	$ 5,206	$ 5,522
Net interest income after provision
for loan losses	4,767	4,920	4,917	5,234
Non-interest income	2,043	2,076	2,235	2,122
Net securities gains (losses)	181	(102)	9	30
Non-interest expense	4,261	4,392	4,483	5,423
Income before income taxes	2,730	2,502	2,678	1,963
Net income	1,948	1,728	1,892	1,524
Diluted earnings per common share	$ 0.50	$ 0.44	$ 0.48	$ 0.39
Dividends per common share	0.19	0.19	0.19	0.19

	2003 Quarter Ended

(In thousands, except per share data)	March 31	June 30	September 30	December 31

Net interest income	$ 4,598	$ 4,708	$ 4,903	$ 4,995
Net interest income after provision
for loan losses	4,523	4,483	4,778	4,845
Non-interest income	2,376	2,839	2,325	1,961
Net securities gains (losses)	295	146	(54)	35
Non-interest expense	4,319	4,184	4,073	4,312
Income before income taxes	2,875	3,284	2,976	2,529
Net income	2,010	2,302	2,090	1,818
Diluted earnings per common share (1)	$ 0.54	$ 0.59	$ 0.54	$ 0.46
Dividends per common share (1)	0.16	0.16	0.19	0.19

(1)

Per share information has been adjusted to reflect a two-for-one stock split of the Common Stock in October 2003.

Financial Condition

Assets

The Company’s total assets were $739.9 million as of December 31, 2005 up $133.8 million or 22.1% from the $606.1 million level at December 31, 2004. Securities decreased $24.8 million or 14.2% from 2004 to 2005. Total loans, net of allowance for loan losses and deferred loan costs, increased by $175.1 million or 50.7% from 2004 to 2005, while deposits increased $126.6 million or 29.8% during the same period. Borrowings from the Federal Home Loan Bank, including long-term borrowings,  increased $12.1 million during 2005. It is anticipated that the borrowings from the Federal Home Loan Bank will continue to rise should deposit growth not provide adequate funding for experienced asset growth. Total shareholders’ equity at year end 2005 and 2004 was $53.5 million and $51.6 million, respectively.

Loans

The Company’s loan portfolio is its largest and most profitable component of earning assets, totaling 73.4% of average earning assets in 2005. The Company continues to emphasize loan portfolio growth and diversification as a means of increasing earnings while minimizing credit risk. Total loans were $524.8 million at December 31, 2005, an increase of 50.0% from December 31, 2004’s total of $348.8 million. The Bank hired several experienced lenders with the expansions into the Reston and Warrenton markets. Additionally, the Bank also purchases residential real estate loans from selected STM offices within its market area. The loans are secured by first deeds of trusts on the residential properties and are of good quality investment. At December 31, 2005, there were $72.3 million of outstanding loans that had been purchased from STM. Each of these factors have contributed to the strong loan growth during 2005.

Total loans increased 33.8% from $260.7 million at December 31, 2003 to $348.8 million at December 31, 2004. The total loan to deposit ratio increased to 95.2% at December 31, 2005, compared to 82.1% at December 31, 2004 and 70.5% at December 31, 2003.

Loan Portfolio

(At December 31)

	2005	2004	2003	2002	2001
	(In thousands)

Commercial, financial and agricultural	$ 28,388	$ 27,162	$ 20,360	$ 20,323	$ 22,993
Real estate construction	88,312	45,503	30,239	22,008	24,174
Real estate mortgage:
Residential (1-4 family)	174,998	114,418	83,919	74,298	80,824
Home equity lines	35,880	21,247	11,275	10,091	8,271
Non-farm, non-residential (1)	177,198	125,284	100,655	73,164	48,074
Agricultural	2,894	3,135	2,441	482	163
Consumer installment	17,128	12,075	11,828	11,741	11,901
Total Loans	$ 524,798	$ 348,824	$ 260,717	$ 212,107	$ 196,400
Add: Deferred loan costs (2)	856	297	-	-	-
Less: Allowance for loan losses	5,143	3,418	2,605	2,307	2,060
Net loans	$ 520,511	$ 345,703	$ 258,112	$ 209,800	$ 194,340

(1)

This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

(2)

The Company implemented SFAS No. 91 in 2004.

At December 31, 2005, residential real estate (1-4 family) portfolio loans constituted 33.3% of total loans and increased $60.6 million during the year. Of this growth, $46.6 million represents loans that were purchased from STM. Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans. Real estate construction loans increased to $88.3 million at December 31, 2005 and represent 16.8% of the total loan portfolio. The Company’s one time closing construction/permanent loan product competes successfully in a high growth market like Loudoun County because the Company is local and can respond quickly to inspections and construction draw requests. Non-farm, non-residential real estate loans are typically owner-occupied commercial buildings. Non-farm, non-residential loans were 33.8% of the total loan portfolio at December 31, 2005. The increase in the non-farm, non-residential real estate loans is the result of the hiring of several commercial business development officers during 2003 and 2004 each of whom have been successful in attracting new business to the Bank. The branch network has also helped to support the loan portfolio diversification, such as increased commercial real estate loans. Home equity lines and agricultural real estate loans were 6.8% and 0.6% of total loans, respectively, at December 31, 2005.

The Company’s commercial, financial and agricultural loan portfolio consists of secured and unsecured loans to small businesses. At December 31, 2005, these loans comprised 5.4% of the total loan portfolio. This portfolio increased 4.5% in 2005 to $28.4 million. The Company’s market area, Loudoun County, had been identified as one of the fastest growing Counties with the fastest rate of job creation in the Country. The market’s growth has contributed to the improved local economy, commercial spending and therefore the Bank’s increased commercial loan demand. Consumer installment loans primarily consist of unsecured installment credit and account for 3.3% of the loan portfolio.

Consistent with its focus on providing community-based financial services, the Company generally does not extend loans outside its principal market area. The Company’s market area for its lending services encompasses Fairfax, Fauquier and Loudoun Counties, where it operates full service financial centers.

The Company’s unfunded loan commitments totaled $93.6 million at December 31, 2005 and $71.0 million at December 31, 2004. The increase in the amount of unfunded commitments is attributed in part to the increase in real estate construction financing as well as client demand for credit line products, primarily home equity lines.

At December 31, 2005, the Company had no concentration of loans in any one industry in excess of 10% of its total loan portfolio. However, because of the nature of the Company’s market, loan collateral is predominantly real estate.

The following table reflects the maturity distribution of selected loan categories:

Remaining Maturities of Selected Loan Categories

(At December 31, 2005)

	Commercial,	Real
	Financial and	Estate
	Agricultural	Construction
(In thousands)

Within 1 year	$ 4,711	$ 70,243
Variable Rate:
1 to 5 years	$ 7,672	$ 9,866
After 5 years	265	2,012
Total	$ 7,937	$ 11,878
Fixed Rate:
1 to 5 years	$ 12,401	$ 4,148
After 5 years	3,339	2,043
Total	$ 15,740	$ 6,191

Total Maturities	$ 28,388	$ 88,312

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. Total non-performing assets, which consist of non-accrual loans, restructured loans and foreclosed property, were $88,000 at December 31, 2005. This is a increase of $87,000 from the December 31, 2004 balance of $1,000. The majority of the increase resulted from the addition of one business installment loan to the non-accrual list. Non-performing assets were $365,000 at December 31, 2003.

Non-performing Assets

Loans are placed on non-accrual status when collection of principal and interest is doubtful, generally when a loan becomes 90 days past due. There are three negative implications for earnings when a loan is placed on non-accrual status. First, all interest accrued but unpaid at the date that the loan is placed on non-accrual status is either deducted from interest income or written off as a loss. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses that require additional provisions for loan losses be charged against earnings. For real estate loans, upon foreclosure, the balance of the loan is transferred to “Other Real Estate Owned” (“OREO”) and carried at the lower of the outstanding loan balance or the fair market value of the property based on current appraisals and other current market trends, less selling costs. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off against the allowance for loan losses. A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value, additional write downs of the property value are charged directly to operations.

Non-performing Assets

(At December 31)

	2005	2004	2003	2002	2001
	(Dollars in thousands)

Non-accrual loans	$ 88	$ 1	$ 365	$ 1,063	$ 79
Restructured loans	-	-	-	-	-
Foreclosed property	-	-	-	-	-

Total non-performing assets	$ 88	$ 1	$ 365	$ 1,063	$ 79

Accruing loans greater than
90 days past due	$ 31	$ -	$ -	$ -	$ -

Allowance for loan losses
to non-performing assets	5844%	341800%	714%	217%	2608%

Non-performing assets to
period end loans	0.02%	0.00%	0.14%	0.50%	0.04%

During 2005 and 2004, approximately $1,000 and $0, respectively, in additional interest income would have been recorded if the Company’s non-accrual loans had been current and in accordance with their original terms.

At December 31, 2005, the Bank had no potential problem loans, which the Bank defines as loans in which management has information about possible credit problems of borrowers that causes serious doubts as to the ability of the borrowers to comply with the present loan payment terms and would require disclosure regardless of non-accrual status.

The allowance for loan losses was 5844% of non-performing loans at December 31, 2005, as the Bank had only $88,000 in non-performing assets on that date. At December 31, 2004 and 2003 the allowance for loan losses was 341800% and 714% of non-performing loans. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

Allowance For Loan Losses

For a discussion of the Company’s accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

Allowance for Loan Losses

(Years Ended December 31)

	2005	2004	2003	2002	2001
	(Dollars in thousands)

Balance, beginning of period	$ 3,418	$ 2,605	$ 2,307	$ 2,060	$ 1,804
Loans charged off:
Commercial, financial, and agricultural	5	31	-	-	-
Real estate construction	-	-	-	-	-
Real estate mortgage	-	-	-	-	48
Consumer installment	74	137	304	74	35
Total loans charged off	$ 79	$ 168	$ 304	$ 74	$ 83
Recoveries:
Commercial, financial, and agricultural	$ 5	$ 57	$ 2	$ 2	$ -
Real estate construction	-	-	-	-	-
Real estate mortgage	-	67	-	-	-
Consumer installment	55	61	25	19	39
Total recoveries	$ 60	$ 185	$ 27	$ 21	$ 39
Net charge offs (recoveries)	19	(17)	277	53	44
Provision for loan losses	1,744	796	575	300	300
Balance, end of period	$ 5,143	$ 3,418	$ 2,605	$ 2,307	$ 2,060

Ratio of allowance for loan losses
to loans outstanding at end of period	0.98%	0.98%	1.00%	1.09%	1.05%

Ratio of net charge offs to average
loans outstanding during period	0.00%	-0.01%	0.11%	0.03%	0.02%

The allowance for loan losses was $5.1 million at December 31, 2005, an increase of $1.7 million from $3.4 million at December 31, 2004. During 2005, the Bank increased its provision to the allowance for loan losses in response to the loan growth experienced during the year. The allowance was $2.6 million at December 31, 2003. In 2005, the Company’s net charge-offs (recoveries) increased $36,000 from the previous year’s net recoveries of $17,000. Net charge-offs as a percentage of average loans were 0.00% and (0.01)% for 2005 and 2004, respectively. The provision for loan losses was $1.7 million for 2005 and $796,000 for 2004.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each major category of loan:

Allocation of Allowance for Loan Losses

(At December 31)

	Commercial, Financial,		Real Estate		Real Estate
	Agricultural		Construction		Mortgage		Consumer
	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of
	for	Loan in	for	Loan in	for	Loan in	for	Loan in
	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
	(Dollars in thousands)
2005	$ 620	5.40%	$ 869	16.80%	$ 3,392	74.54%	$ 262	3.26%
2004	$ 640	7.79%	$ 114	13.04%	$ 2,441	75.71%	$ 223	3.46%
2003	$ 498	7.81%	$ 103	11.60%	$ 1,857	76.05%	$ 147	4.54%
2002	$ 487	9.58%	$ 624	10.38%	$ 924	74.51%	$ 272	5.54%
2001	$ 634	11.71%	$ 750	12.31%	$ 374	69.92%	$ 302	6.06%

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

Securities

The Company manages its investment securities portfolio consistent with established policies that include guidelines for earnings, rate sensitivity, liquidity and pledging needs. The Company holds bonds issued from the Commonwealth of Virginia and its political subdivisions with an aggregate market value of $3.5 million at December 31, 2005. The aggregate holdings of these bonds approximate 6.5% of the Company’s shareholders’ equity.

The Company accounts for securities under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires classification of investments into three categories, “held to maturity” (“HTM”), “available for sale” (“AFS”), or “trading,” as further defined in Note 1 to the Company’s Consolidated Financial Statements. The Company does not maintain a trading account and has classified no securities in this category. HTM securities are required to be carried on the financial statements at amortized cost. AFS securities are carried on the financial statements at fair value. The unrealized gains or losses, net of deferred income taxes, are reflected in shareholders’ equity. The HTM classification places restrictions on the Company’s ability to sell securities or to transfer securities into the AFS classification. Since the Company desires the flexibility to respond to changing balance sheet needs through investment portfolio management, it has chosen to classify only a small portion of its portfolio in this category. At December 31, 2005, 1.2% of the portfolio was classified as HTM.

The Company holds in its loan and securities portfolios investments that adjust or float according to changes in “prime” lending rate. These holdings are not considered speculative but instead necessary for good asset/liability management.

The carrying value of the securities portfolio was $149.6 million at December 31, 2005, a decrease of $24.8 million or 14.2% from the carrying value of $174.4 million at December 31, 2004. The market value of the AFS securities at December 31, 2005 was $147.9 million. The unrealized loss on the AFS securities was $2.9 million at December 31, 2005. This loss was offset by the December 31, 2005 unrealized gain of $1.5 million. The net market value loss at December 31, 2005 is reflective of the continued rise in market interest rates. The net unrealized gain on the AFS securities was $2.1 million at December 31, 2004.

Since the Bank anticipates much of the balance sheet growth to be experienced during 2006, if any, to be in the form of net portfolio loans, specific strategies will be executed during the early part of 2006 to maintain the investment portfolio at an amount comparable to the December 31, 2005 balances.

Investment Securities Portfolio

(Years Ended December 31)

The carrying value of securities held to maturity at the dates indicated were as follows:

	2005	2004	2003
	(In thousands)

State and political subdivision obligations	$ 1,699	$ 2,699	$ 3,687
Mortgage-backed securities	34	37	41
	$ 1,733	$ 2,736	$ 3,728

The carrying value of securities available for sale at the dates indicated were as follows:

	2005	2004	2003
	(In thousands)

U.S. Government securities	$ 9,228	$ 12,631	$ 7,831
State and political subdivision obligations	30,145	31,532	34,346
Mortgage-backed securities	87,577	104,343	124,646
Other securities	20,908	23,146	24,030
	$ 147,858	$ 171,652	$ 190,853

The following table indicates the increased return experienced by the Company during 2005 on a tax equivalent basis. Given the flattening yield curve, the 2005 purchasing strategy, for securities other than mortgage-backed securities, was focused on replacing called and matured securities with short term securities. Mortgage-backed securities, which make up 58.6% and 59.9% of the securities portfolio on December 31, 2005 and 2004, respectively, had the largest decrease in overall balance of $16.8 million from $104.3 million at December 31, 2004 to December 31, 2005. The focus on mortgage-backed securities was in maintaining the maturity distribution and proportion with regard to the total securities portfolio without sacrificing yields. Securities with maturities greater than five years total $78.3 million, of which $45.3 million or 57.8% are mortgage-backed securities with a weighted average yield of 4.72%. The securities portfolio represents approximately 26.6% of the average earning assets of the Company. For that reason, it is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk. Secondarily, through the asset/liability process, the Company considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time.

Maturity Distribution and Yields of Investment Securities

Taxable-Equivalent Basis

(At December 31, 2005)

	Due in 1 year		Due after 1 year		Due after 5 years		Due after 10 years
	or less		through 5 years		through 10 years		and Equities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(Dollars in thousands)
Securities held for investment:
Mortgage backed securities	$ 1	5.84%	$ 5	5.84%	$ 9	5.84%	$ 19	5.84%	$ 34	5.84%
Tax-exempt securities (1)	422	7.78%	1,277	7.80%	-	-	-	-	1,699	7.80%
Total	$ 423	7.77%	$ 1,282	7.79%	$ 9	5.84%	$ 19	5.84%	$ 1,733	7.76%

Securities available for sale:
U.S. Government securities	$ 2,965	3.18%	$ 5,875	3.12%	$ 388	5.15%	$ -	-	$ 9,228	3.23%
Mortgage backed securities	12,518	4.12%	29,807	4.36%	17,395	4.60%	27,857	4.79%	87,577	4.51%
Other	474	3.71%	861	7.32%	358	5.97%	13,317	5.89%	15,010	5.90%
Corporate preferred	-	-	-	-	-	-	2,064	4.91%	2,064	4.91%
Total taxable	$ 15,957	3.93%	$ 36,543	4.23%	$ 18,141	4.64%	$ 43,238	5.13%	$ 113,879	4.60%
Tax-exempt securities (1)	1,070	8.35%	10,607	7.72%	6,473	7.55%	10,402	7.30%	28,552	7.55%
Total	$ 17,027	4.21%	$ 47,150	5.02%	$ 24,614	5.41%	$ 53,640	5.55%	$ 142,431	5.19%

Total securities (2)	$ 17,450	4.29%	$ 48,432	5.09%	$ 24,623	5.41%	$ 53,659	5.55%	$ 144,164	5.21%

(1)

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

(2)

Amounts exclude Federal Reserve Stock of $563,400 and Federal Home Loan Bank Stock of $4,864,200.

Other Earning Assets

The Company’s average investments in federal funds sold and money market investments in 2005 were $546,000 and $0, respectively. The Company experienced decreases of $1.7 million and $209,000 in average federal funds sold and money market investments, respectively, from the 2004 amounts. Average investments in federal funds sold and money market investments in 2004 were $2.3 million and $209,000, respectively. The decreases experienced in both the amount of funds available for investment in federal funds sold and money market investments during 2005 and 2004 reflect the Bank’s need to utilize available funds to support the growth in higher yielding assets like loans and investment securities.

Deposits

Deposits continue to be an important funding source and primary supply of the Company’s growth. The Company’s strategy has been to increase its core deposits at the same time that it is controlling its cost of funds. The maturation of the branch network, as well as increased advertising campaigns and bank mergers, have contributed to the significant growth in deposits over the last several years. By monitoring interest rates within the local market and that of alternative funding sources, the Company is able to price the deposits effectively to develop a core base of deposits in each market.

The following table is a summary of average deposits and average rates paid on those deposits:

Average Deposits and Rates Paid

(Years Ended December 31)

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Non-interest-bearing deposits	$ 122,978	-	$ 107,255	-	$ 95,055	-
Interest-bearing accounts:
Interest checking	95,837	1.16%	67,314	0.17%	46,473	0.12%
Regular savings	44,784	1.24%	32,300	0.30%	26,930	0.39%
Money market accounts	88,939	0.67%	90,872	0.50%	84,390	0.65%
Time deposits:
$ 100,000 and over	77,995	3.31%	56,826	2.19%	60,564	2.34%
Under $ 100,000	60,764	2.76%	41,433	2.32%	39,559	2.77%
Total interest-bearing deposits	$ 368,319	1.77%	$ 288,745	0.99%	$ 257,916	1.25%

Total	$ 491,297		$ 396,000		$ 352,971

Average total deposits increased 24.1% during 2005, 12.2% during 2004 and 19.2% during 2003. At December 31, 2005, the average balance of non-interest bearing deposits grew 14.7%. During 2005, the Bank had focused some of its media advertising on campaigns specifically targeted to grow its three new deposit products. The products are high yielding NOW, savings and money market accounts. At December 31, 2005, the new products had a collective balance of $93.0 million and had a weighted average cost of 3.06%.

The average balance in interest checking and regular savings accounts grew 42.4% and 38.7%, respectively, during 2005. In March of 2004, the Bank developed an interest bearing product that integrates the use of the cash within client accounts at MTC for overnight funding at the Bank. The overall balance of this product was $22.8 million at December 31, 2005 and is reflected in both the interest bearing deposit and securities sold under agreement to repurchase amounts on the balance sheet. At December 31, 2005, $21.2 million was classified as an interest bearing deposit balance.

The Company will continue to fund assets primarily with deposits and will focus on core deposit growth as the primary source of liquidity and stability. The Company offers individuals and small to medium-sized businesses a variety of deposit accounts, including demand and interest checking, money market, savings and time deposit accounts. The Company entered the brokered deposits market in April 2005. The Company had $13.8 million in brokered time deposits as of December 31, 2005.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2005:

Maturities of Certificates of Deposit of $100,000 and Greater

(At December 31, 2005)

Within	Three to	Six to	Over		Percent
Three	Six	Twelve	One		of Total
Months	Months	Months	Year	Total	Deposits
(In thousands)

$ 46,120	$ 11,938	$ 9,263	$ 25,796	$ 93,117	16.9%

Financial Instruments with Off-Balance-Sheet Risk and Credit Risk and Contractual Obligations

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and interest rate swaps. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2005 and 2004, is as follows:

      2005

      2004

(In thousands)

Financial instruments whose contract

amounts represent credit risk:

Commitments to extend credit

$     93,572

$   70,967

Standby letters of credit

        3,729

2,683

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing clients. Those lines of credit may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Bank holds certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments for which collateral is deemed necessary.

A summary of the Company’s contractual obligations at December 31, 2005 is as follows:

	Payment Due by Period
	(In thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$ 57,500	$ 15,000	$ 27,500	$ 10,000	$ 5,000
Operating Leases	9,729	715	1,376	1,257	6,381
Trust Preferred Capital Notes	15,465	-	-	-	15,465

Total Obligations	$ 82,694	$ 15,715	$ 21,376	$ 18,757	$ 26,846

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

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks. The regulatory capital standards categorize assets and off-balance sheet items into four categories that weigh balance sheet assets according to risk, requiring more capital for holding higher risk assets. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings. The Company had a ratio of total capital to risk-weighted assets of 12.0% and 15.1% at December 31, 2005 and 2004, respectively. The ratio of Tier 1 capital to risk-weighted assets was 11.1% and 14.2% at December 31, 2005 and 2004, respectively. Both ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

Analysis of Capital

(At December 31)

	2005	2004
	(Dollars in thousands)
Tier 1 Capital:
Common stock	$ 9,515	$ 9,523
Capital surplus	5,431	5,684
Retained earnings	39,281	34,997
Trust preferred debt	15,000	14,659
Goodwill	(5,890)	(6,227)
Total Tier 1 capital	$ 63,337	$ 58,636
Tier 2 Capital:
Disallowed trust preferred	$ -	$ 341
Allowance for loan losses	5,143	3,418
Total tier 2 capital	$ 5,143	$ 3,759
Total risk-based capital	$ 68,480	$ 62,395

Risk weighted assets	$ 572,729	$ 414,755

CAPITAL RATIOS:
Tier 1 risk-based capital ratio	11.1%	14.2%
Total risk-based capital ratio	12.0%	15.1%
Tier 1 capital to average total assets	8.7%	10.2%

As noted above, regulatory capital levels for the Company meet those established for well-capitalized institutions. While we are currently considered well-capitalized, we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

The Company’s core equity to asset ratio decreased slightly to 7.2% at December 31, 2005, compared to 8.5% at December 31, 2004. The decrease is the result of the growth experienced in the Bank’s total assets and liabilities in relation to its total capital in 2005.

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

Short-term Borrowings

At December 31, 2005, 2004 and 2003, short-term borrowings and the related weighted average interest rates were as follows:

	2005		2004		2003
	Amount	Weighted-Average Rate	Amount	Weighted-Average Rate	Amount	Weighted-Average Rate
	(Dollars in thousands)

Federal funds purchased	$ -	3.44%	$ -	1.60%	$ 1,500	1.30%
Securities sold under agreements to repurchase	34,317	2.69%	40,912	1.67%	13,535	0.74%
Federal Home Loan Bank advances	24,100	3.54%	16,000	1.63%	27,250	1.94%
Total	$ 58,417		$ 56,912		$ 42,285

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for the Bank. The Company has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $127.3 million. These lines of credit, which bear interest at prevailing market rates, permit the Company to borrow funds in the overnight market, and are renewable annually subject to certain conditions. Securities sold under agreements to repurchase include an interest bearing product that the Company has developed which integrates the use of the cash within client accounts at MTC for overnight funding at the Bank. This account is referred to as Tredegar Institutional Select. The overall balance of this product was $22.8 million at December 31, 2005, of which $1.6 million is included in securities sold under agreements to repurchase amounts on the balance sheet.

The following table shows the distribution of the Company’s short-term borrowings and the weighted-average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings as well as weighted-average interest rates for the last three years.

	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase	Federal Home Loan Bank Advances
	(Dollars in thousands)
At December 31:
2005	$ - -	$ 34,317	$ 24,100
2004	- -	40,912	16,000
2003	1,500	13,535	27,250

Weighted-average interest rate at year end:
2005	0.00%	3.54%	4.44%
2004	0.00%	1.83%	2.44%
2003	0.75%	0.61%	1.15%

	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase	Federal Home Loan Bank Advances
	(Dollars in thousands)
Maximum amount outstanding at any month's end:
2005	$ 4,600	$ 42,937	$ 53,200
2004	2,600	45,390	37,250
2003	1,500	21,028	27,250

Average amount outstanding during the year:
2005	$ 987	$ 34,689	$ 30,563
2004	814	30,364	9,841
2003	391	11,287	6,695

Weighted-average interest rate during the year:
2005	3.44%	2.69%	3.54%
2004	1.60%	1.67%	1.63%
2003	1.30%	0.74%	1.94%

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, short-term investments, securities classified as available for sale as well as loans and securities maturing within one year. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its clients’ credit needs.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Bank maintains federal funds lines with large regional and money-center banking institutions. These available lines total approximately $8 million, none of which were outstanding at December 31, 2005. Federal funds purchased during 2005 averaged $987,000 compared to an average of $814,000 during 2004. At December 31, 2005 and 2004, the Bank had $34.3 million and $40.9 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (“Repo Accounts”), with maturities of one day. The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000. These accounts include $1.6 million from the non-FDIC portion of the Tredegar Institutional Select.

The Bank has a credit line in the amount of $214.9 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Bank has utilized the credit line for overnight funding throughout 2005 with an average balance of $30.6 million.

At December 31, 2005, cash, interest-bearing deposits with financial institutions, federal funds sold, short-terms investments, securities available for sale, loans and securities maturing within one year were 34.8% of total deposits and liabilities.

Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 applies to investments in debt and equity securities and cost-method investments. The application guidance within FSP 115-1 includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. FSP 115-1 is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows requiring the benefits of tax deductions in excess of recognized compensation cost be reported as cash flows from financing activities instead of operating activities. The SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005.

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

•

maintaining cost controls and asset qualities as the Company opens or acquires new facilities;

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

•

changes in banking and other laws and regulations applicable to the Company; and

•

other factors described in Item 1A., “Risk Factors,” above.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk, though it should be noted that the assets under management by MTC are affected by equity price risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (“ALCO”) of the Bank. In this capacity, ALCO develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Given the historic low in interest rates for the 2004 fiscal year, the model assumed only a 100 basis point decrease in interest rates. The following reflects the range of the Company’s net interest income sensitivity analysis during the fiscal years of 2005 and 2004 as compared to the 10% Board-approved policy limit.

2005

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(3.14%)

(1.66%)

(2.45%)

- 200 bp

 1.72%

(0.24%)

0.57%

2004

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(2.05%)

(0.74%)

(1.40%)

- 100 bp

(1.16%)

(0.52%)

0.84%

At the end of 2005, the Company’s interest rate risk model indicated that in a rising rate environment of 200 basis points over a 12 month period net interest income could decrease by 1.66%. For the same time period, the interest rate risk model indicated that, in a declining rate environment of 200 basis points over a 12 month period, net interest income could increase by 1.72%. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2004, the Company’s balance sheet has grown by $133.8 million. Deposit inflows, increased borrowings from the Federal Home Loan Bank and the reduction in the securities portfolio have provided the funding for the growth in the loan portfolios. Overall, the Bank continues to have minimal interest rate risks to either falling or rising interest rates. Based upon final 2005 simulation, the Bank could expect an average negative impact to net interest income of $450,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Bank could expect an average positive impact to net interest income of $465,000 over the next 12 months.

The Company maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company’s specific goal is to lower (where possible) the cost of its borrowed funds.

The Company enters into interest rate swaps to lock in the interest cash outflows on its floating-rate debt. On December 8, 2004, the Company borrowed a $15,000,000 variable rate advance from the Federal Home Loan Bank. On that same date, the Company also entered into an interest rate swap with SunTrust Bank. The total notional amount of the swap is $15,000,000. This cash flow hedge effectively changes the variable-rate interest on the Federal Home Loan Bank advance to a fixed-rate of interest. Under the terms of the swap (which expires December 2006), the Company pays SunTrust Bank a fixed interest rate of 3.35%. SunTrust Bank pays the Company a variable rate of interest indexed to the three month LIBOR, plus 0.02%. The interest receivable from SunTrust Bank reprices quarterly. Changes in the fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with the long-term debt are reported in other comprehensive income. This amount is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on floating-rate debt obligation affects earnings. Because there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company has determined no ineffectiveness in the hedging relationship.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets as of December 31, 2005 and 2004;

•

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003;

•

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003;

•

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003; and

•

Notes to Consolidated Financial Statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation, integrity and fair presentation of the Company’s financial statements for the year ended December 31, 2005. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining an effective internal control structure over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions are taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Company’s internal auditors, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time.

In order to insure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2005. Management’s assessment did not determine any material weakness within the Company’s internal control structure.

The financial statements for the year ended December 31, 2005 have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C. Personnel from that firm were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

Management believes that all representations made to the independent registered public accounting firm auditors were valid and appropriate. The resulting report from Yount, Hyde & Barbour, P.C. accompanies the financial statements.

Yount, Hyde & Barbour, P.C. has also issued an attestation report on management’s assessment of the effectiveness of internal controls over financial reporting. That report has also been made a part of the consolidated financial statements of the Company. See Item 8., “Financial Statements and Supplementary Data,” above for more information.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors – Nominees for Election for Terms Expiring in 2007” and “ – Executive Officers Who Are Not Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “– Code of Ethics” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.

EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Corporate Governance and the Board of Directors – Director Compensation” and “Executive Compensation and Related Party Transactions – Compensation Committee Interlocks and Insider Participation,” “– Executive Compensation,” “– Stock Options,” “– Employment Agreements” and “– Retirement Benefits” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership – Security Ownership of Management” and “– Security Ownership of Certain Beneficial Owners” and “Executive Compensation and Related Party Transactions – Equity Compensation Plans” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Executive Compensation and Related Party Transactions – Transactions with Management” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approval Policies” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

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

3.2

Bylaws of the Company (restated in electronic format as of September 28, 2005), attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2005, incorporated herein by reference.

10.1

Employment Agreement, dated as of January 1, 1998, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.*

10.2

Independent Community Bankshares, Inc. 1997 Stock Option Plan, as amended, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-93447, filed with the Commission on December 22, 1999, incorporated herein by reference.*

10.3

Middleburg Financial Corporation 2006 Management Incentive Plan.*

21.1

Subsidiaries of the Company.

23.1

Consent of Yount, Hyde & Barbour, P.C.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*   Management contracts and compensatory plans and arrangements.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.)

(b)

Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)

Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

(All signatures and certifications are included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.)

MIDDLEBURG FINANCIAL CORPORATION

Middleburg, Virginia

FINANCIAL REPORT

DECEMBER 31, 2005

C O N T E N T S

Page

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

1 and 2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets

3

Consolidated statements of income

4

Consolidated statements of changes in shareholders' equity

5 and 6

Consolidated statements of cash flows

7 and 8

Notes to consolidated financial statements

9-41

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Middleburg Financial Corporation

Middleburg, Virginia

We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management's assessment, included in the accompanying Management’s Report Regarding the Effectiveness of Internal Controls over Financial Reporting, that Middleburg Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Middleburg Financial Corporation and subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Middleburg Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Middleburg Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

February 15, 2006

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2005 and 2004
(In Thousands, Except for Share Data)

Assets	2005	2004

Cash and due from banks	$ 15,465	$ 14,658
Interest-bearing deposits in banks	160	349
Securities (fair value: 2005, $149,616; 2004, $174,483)	149,591	174,388
Loans held for sale	- -	21,307
Loans, net of allowance for loan losses of $5,143 in 2005
and $3,418 in 2004	520,511	345,406
Premises and equipment, net	18,656	16,341
Accrued interest receivable and other assets	35,528	33,672

Total assets	$ 739,911	$ 606,121

Liabilities and Shareholders' Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$ 128,641	$ 117,264
Savings and interest-bearing demand deposits	273,570	203,126
Time deposits	149,221	104,489
Total deposits	$ 551,432	$ 424,879

Securities sold under agreements to repurchase	34,317	40,912
Federal Home Loan Bank advances	24,100	16,000
Long-term debt	57,500	53,500
Trust preferred capital notes	15,465	15,465
Accrued interest and other liabilities	3,621	3,803
Commitments and contingent liabilities	- -	- -
Total liabilities	$ 686,435	$ 554,559

Shareholders' Equity
Common stock, par value, $2.50 per share; authorized, 20,000,000 shares;
issued and outstanding, 2005, 3,806,053 shares; 2004, 3,809,053 shares	$ 9,515	$ 9,523
Capital surplus	5,431	5,684
Retained earnings	39,281	34,997
Accumulated other comprehensive income (loss), net	(751)	1,358
Total shareholders' equity	53,476	51,562

Total liabilities and shareholders' equity	$ 739,911	$ 606,121

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003
(In Thousands, Except for Per Share Data)

	2005	2004	2003
Interest and Dividend Income
Interest and fees on loans	$ 28,949	$ 18,613	$ 16,599
Interest on investment securities:
Taxable	2	2	2
Tax-exempt	113	167	198
Interest and dividends on securities available for sale:
Taxable	5,387	6,162	6,106
Tax-exempt	1,453	1,490	1,570
Dividends	283	199	260
Interest on deposits in banks	7	8	3
Interest on federal funds sold	18	24	28
Interest on other money market investments	- -	2	14
Total interest and dividend income	$ 36,212	$ 26,667	$ 24,780
Interest Expense
Interest on deposits	$ 6,524	$ 2,870	$ 3,220
Interest on securities sold under agreements to repurchase	934	507	83
Interest on short-term debt	1,117	173	135
Interest on long-term debt	3,021	2,483	2,138
Total interest expense	$ 11,596	$ 6,033	$ 5,576
Net interest income	$ 24,616	$ 20,634	$ 19,204
Provision for loan losses	1,744	796	575
Net interest income after provision for loan losses	$ 22,872	$ 19,838	$ 18,629
Noninterest Income
Service charges on deposit accounts	$ 1,783	$ 1,563	$ 1,614
Trust and investment advisory fee income	3,940	3,688	3,453
Gains on loans held for sale	- -	- -	878
Gains on securities available for sale, net	76	118	422
Commissions on investment sales	676	671	901
Equity earnings in affiliate	1,529	1,657	1,940
Other service charges, commissions and fees	536	373	511
Bank-owned life insurance	458	90	- -
Other income	23	434	202
Total noninterest income	$ 9,021	$ 8,594	$ 9,921
Noninterest Expenses
Salaries and employees' benefits	$ 13,240	$ 10,887	$ 9,998
Net occupancy and equipment expense	2,798	2,235	2,260
Advertising	384	374	301
Computer operations	868	770	640
Advisory fees	280	327	380
Other taxes	465	391	341
Other operating expenses	3,885	3,575	2,967
Total noninterest expenses	$ 21,920	$ 18,559	$ 16,887
Income before income taxes	$ 9,973	$ 9,873	$ 11,663
Income tax expense	2,799	2,781	3,444
Net income	$ 7,174	$ 7,092	$ 8,219
Earnings per Share, basic	$ 1.89	$ 1.86	$ 2.18

Earnings per Share, diluted	$ 1.84	$ 1.81	$ 2.13
See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2005, 2004 and 2003
(In Thousands, Except Share and Per Share Data)

				Accumulated
				Other
				Compre-	Compre-
	Common	Capital	Retained	hensive	hensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2002	$ 9,263	$ 3,644	$ 25,184	$ 3,319		$ 41,410
Comprehensive income:
Net income – 2003	- -	- -	8,219	- -	$ 8,219	8,219
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $803)	- -	- -	- -	- -	(1,560)	- -
Reclassification adjustment (net of tax, $143)	- -	- -	- -	- -	(279)	- -
Other comprehensive loss (net of tax, $946)	- -	- -	- -	(1,839)	$ (1,839)	(1,839)
Total comprehensive income	- -	- -	- -	- -	$ 6,380	- -
Cash dividends – 2003 ($0.69 per share)	- -	- -	(2,605)	- -		(2,605)
Issuance of common stock (97,738 shares)	245	1,897	- -	- -		2,142
Balance, December 31, 2003	$ 9,508	$ 5,541	$ 30,798	$ 1,480		$ 47,327
Comprehensive income:
Net income – 2004	- -	- -	7,092	- -	$ 7,092	7,092
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $23)	- -	- -	- -	- -	(44)	- -
Reclassification adjustment (net of tax, $40)	- -	- -	- -	- -	(78)	- -
Other comprehensive loss (net of tax, $63)	- -	- -	- -	(122)	$ (122)	(122)
Total comprehensive income	- -	- -	- -	- -	$ 6,970	- -
Cash dividends – 2004 ($0.76 per share)	- -	- -	(2,893)	- -		(2,893)
Issuance of common stock (5,951 shares)	15	143	- -	- -		158
Balance, December 31, 2004	$ 9,523	$ 5,684	$ 34,997	$ 1,358		$ 51,562

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity
(Continued)
Years Ended December 31, 2005, 2004 and 2003
(In Thousands, Except Share and Per Share Data)

				Accumulated
				Other
				Compre-	Compre-
	Common	Capital	Retained	hensive	hensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2004	$ 9,523	$ 5,684	$ 34,997	$ 1,358		$ 51,562
Comprehensive income:
Net income – 2005	- -	- -	7,174	- -	$ 7,174	7,174
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $1,131)	- -	- -	- -	- -	(2,195)	- -
Reclassification adjustment (net of tax, $26)	- -	- -	- -	- -	(50)	- -
Change in fair value of derivatives for
interest rate swap (net of tax, $70)	- -	- -	- -	- -	136	- -
Other comprehensive loss (net of tax, $1,086)	- -	- -	- -	(2,109)	$ (2,109)	(2,109)
Total comprehensive income	- -	- -	- -	- -	$ 5,065	- -
Cash dividends – 2005 ($0.76 per share)	- -	- -	(2,890)	- -		(2,890)
Repurchase of common stock (11,000 shares)	(28)	(380)	- -	- -		(408)
Issuance of common stock (8,000 shares)	20	127	- -	- -		147
Balance, December 31, 2005	$ 9,515	$ 5,431	$ 39,281	$ (751)		$ 53,476

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(In Thousands)

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$ 7,174	$ 7,092	$ 8,219
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,174	1,115	1,190
Amortization	418	417	398
Equity in undistributed earnings of affiliate	(646)	(652)	(437)
Provision for loan losses	1,744	796	575
Net (gain) loss on securities available for sale	(76)	(118)	(422)
Net (gain) on sale of assets	(12)	- -	- -
Discount accretion and premium amortization
on securities, net	104	40	(169)
Deferred income tax provision (benefit)	(718)	(249)	225
Origination of loans held for sale	(88,084)	(377,309)	(214,025)
Proceeds from sales of loans held for sale	109,391	367,194	220,322
Changes in assets and liabilities:
(Increase) in other assets	(13)	(210)	(1,133)
(Decrease) increase in other liabilities	407	772	(295)
Net cash provided by (used in) operating activities	$ 30,863	$ (1,112)	$ 14,448

Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns
and calls of investment securities	$ 1,007	$ 992	$ 915
Proceeds from maturity, principal paydowns
and calls of securities available for sale	29,803	39,469	47,083
Proceeds from sale of securities
available for sale	32,980	19,027	35,857
Purchase of securities available for sale	(42,424)	(39,402)	(116,957)
Proceeds from sale of equipment	16	- -	20
Purchases of bank premises and equipment	(3,685)	(6,195)	(657)
Net (increase) in loans	(176,849)	(88,090)	(48,887)
Purchase of bank-owned life insurance	- -	(10,800)	- -
Investment in affiliate	- -	- -	(6,116)
Net cash (used in) investing activities	$ (159,152)	$ (84,999)	$ (88,742)

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Continued)
Years Ended December 31, 2005, 2004 and 2003
(In Thousands)

	2005	2004	2003
Cash Flows from Financing Activities
Net increase in noninterest-bearing and interest-
bearing demand deposits and savings accounts	$ 81,821	$ 54,582	$ 36,734
Net increase in certificates of deposit	44,732	311	4,349
Increase (decrease) in securities sold under agreements
to repurchase	(6,595)	27,377	4,611
Increase (decrease) in Federal funds purchased	- -	(1,500)	1,500
Proceeds from Federal Home Loan Bank advances	343,980	217,400	184,070
Payments on Federal Home Loan Bank advances	(335,880)	(228,650)	(156,820)
Proceeds from long-term debt	30,000	43,500	- -
Proceeds from trust preferred capital notes	- -	- -	5,000
Payments on long-term debt	(26,000)	(21,000)	(545)
Payment for the repurchase of common stock	(408)	- -	- -
Net proceeds from issuance of common stock	147	158	142
Cash dividends paid	(2,890)	(2,891)	(2,439)
Net cash provided by financing activities	$ 128,907	$ 89,287	$ 76,602

Increase in cash and and cash equivalents	$ 618	$ 3,176	$ 2,308

Cash and Cash Equivalents
Beginning	15,007	11,831	9,523

Ending	$ 15,625	$ 15,007	$ 11,831

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$ 7,209	$ 3,308	$ 3,392
Interest paid on short-term obligations	1,044	176	123
Interest paid on long-term debt	3,132	2,359	2,097
	$ 11,385	$ 5,843	$ 5,612

Income taxes	$ 3,373	$ 1,969	$ 3,302

Supplemental Disclosure of Noncash Transactions
Issuance of common stock for contingent payment under
terms of acquisition of affiliate	$ - -	$ - -	$ 2,000
Unrealized gain (loss) on securities available for sale	$ (3,403)	$ (185)	$ (2,785)
Change in market value of interest rate swap	$ 206	$ - -	$ - -

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.

Nature of Banking Activities and Significant Accounting Policies

Middleburg Financial Corporation’s banking subsidiary, Middleburg Bank, grants commercial, financial, agricultural, residential and consumer loans to customers principally in Loudoun County, Fauquier County and Fairfax County, Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Middleburg Trust Company and Middleburg Investment Advisors, Inc., non-banking subsidiaries of Middleburg Financial Corporation, offer a comprehensive range of fiduciary and investment management services to individuals and businesses.

The accounting and reporting policies of the Company conform to U. S. generally accepted accounting principles and to accepted practice within the banking industry.

Principles of Consolidation

The consolidated financial statements of Middleburg Financial Corporation and its wholly-owned subsidiaries, Middleburg Bank, Middleburg Investment Group, Inc., Middleburg Trust Company, Middleburg Investment Advisors, Inc., Middleburg Bank Service Corporation, ICBI Capital Trust I, and MFC Capital Trust II include the accounts of all companies. All material intercompany balances and transactions have been eliminated in consolidation. FASB Interpretation No. 46R requires that the Company no longer eliminate through consolidation the equity investments in ICBI Capital Trust I and MFC Capital Trust II, which approximated $465,000 at December 31, 2005 and 2004, respectively. The subordinate debt of the trust preferred entities is reflected as a liability of the Company.

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

Notes to Consolidated Financial Statements

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. The corporation does not retain servicing rights on mortgage loans sold.

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

Loan Fees and Costs

The Company adopted SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases, effective May 1, 2004. Accordingly, loan origination and commitment fees and direct loan origination costs are deferred and amortized as an adjustment of the loan yield over the life of the related loan. Prior to this date, the fees and costs were being recognized as collected and incurred, which did not produce results that are materially different from the recognition method adopted May 1, 2004.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed principally on the straight-line method over the following estimated useful lives:

Years

Buildings and improvements

10-40

Furniture and equipment

3-15

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

Goodwill and Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Identifiable Assets, effective January 1, 2003. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Testing performed at December 31, 2005 did not indicate impairment. Additionally, under SFAS No. 142, acquired intangible assets (such as customer relationships and non-compete agreements) are separately recognized and amortized over their useful life ranging from 7 to 15 years.

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

Stock Split

On September 11, 2003, the Board of Directors of the Company approved a 2-for-1 stock split of the Company’s common stock. The effective date of the stock split was October 17, 2003. All per share information for all periods presented has been retroactively restated to reflect the stock split.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangibles.

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

Stock-Based Employee Compensation Plan

At December 31, 2005, the Company had a stock-based employee compensation plan which is described more fully in Note 8. The Company accounts for the plan under the recognition and measurement principles of APB opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income, as reported	$ 7,174	$ 7,092	$ 8,219
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net of tax	(89)	(199)	(193)

Pro forma net income	$ 7,085	$ 6,893	$ 8,026

Earnings per share:
Basic - as reported	$ 1.89	$ 1.86	$ 2.18
Basic - pro forma	1.86	1.81	2.13
Diluted - as reported	1.84	1.81	2.13
Diluted - pro forma	1.81	1.76	2.08

Notes to Consolidated Financial Statements

Note 2.

Securities

Amortized costs and fair values of securities being held to maturity as of December 31, 2005 and 2004 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
2005
(In Thousands)
Obligations of states and
political subdivisions	$ 1,699	$ 25	$ - -	$ 1,724
Mortgage-backed securities	34	- -	- -	34
	$ 1,733	$ 25	$ - -	$ 1,758

2004
(In Thousands)
Obligations of states and
political subdivisions	$ 2,699	$ 95	$ - -	$ 2,794
Mortgage-backed securities	37	- -	- -	37
	$ 2,736	$ 95	$ - -	$ 2,831

The amortized cost and fair value of securities being held to maturity as of December 31, 2005 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$ 422	$ 425
Due after one year through five years	1,277	1,299
Mortgage-backed securities	34	34
	$ 1,733	$ 1,758

Notes to Consolidated Financial Statements

Amortized costs and fair values of securities available for sale as of December 31, 2005 and 2004, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	2005
	(In Thousands)
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$ 9,414	$ - -	$ (186)	$ 9,228
Obligations of states and
political subdivisions	29,130	1,056	(41)	30,145
Mortgage-backed securities	90,096	119	(2,638)	87,577
Corporate preferred stock	2,090	- -	(26)	2,064
Restricted stock	5,428	- -	- -	5,428
Other	13,046	371	(1)	13,416
	$ 149,204	$ 1,546	$ (2,892)	$ 147,858

	2004
	(In Thousands)
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$ 12,764	$ 2	$ (135)	$ 12,631
Obligations of states and
political subdivisions	29,869	1,667	(4)	31,532
Mortgage-backed securities	104,570	900	(1,127)	104,343
Corporate preferred stock	3,418	203	(46)	3,575
Restricted stock	4,688	- -	- -	4,688
Other	14,285	598	- -	14,883
	$ 169,594	$ 3,370	$ (1,312)	$ 171,652

Notes to Consolidated Financial Statements

The amortized cost and fair value of securities available for sale as of December 31, 2005, by contractual maturity are shown below. Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$ 4,539	$ 4,509
Due after one year through five years	17,087	17,342
Due after five years through 10 years	6,848	7,120
Due after 10 years	10,070	10,402
Mortgage-backed securities	90,096	87,577
Corporate preferred	2,090	2,064
Restricted stock	5,428	5,428
Other	13,046	13,416
	$ 149,204	$ 147,858

Proceeds from sales of securities available for sale during 2005, 2004 and 2003 were $32,980,000, $19,027,000 and $35,857,000, respectively. Gross gains of $337,000, $259,000 and $513,000 and gross losses of $261,000, $141,000 and $91,000 were realized on those sales, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $(26,000), $(40,000) and $(143,000), respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $93,655,213 and $100,059,133 at December 31, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements

At December 31, 2005 and 2004, investments in an unrealized loss position that are temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
2005	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 1,388	$ (11)	$ 7,840	$ (175)
Obligations of states
and political subdivisions	1,924	(41)	- -	- -
Mortgage-backed
securities	39,441	(994)	36,529	(1,644)
Corporate preferred	- -	- -	2,064	(26)
Other	49	(1)	- -	- -
Total temporarily
impaired securities	$ 42,802	$ (1,047)	$ 46,433	$ (1,845)

2004

U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 12,283	$ (131)	$ 96	$ (4)
Obligations of states
and political subdivisions	700	(2)	98	(2)
Mortgage-backed
securities	32,959	(294)	28,739	(833)
Corporate preferred	1,993	(36)	- -	(10)
Other	261	- -	100	- -
Total temporarily
impaired securities	$ 48,196	$ (463)	$ 29,033	$ (849)

Notes to Consolidated Financial Statements

The unrealized losses in the portfolio as of December 31, 2005 are considered temporary and are a result of the current interest rate environment and not increased credit risk. Of the temporarily impaired securities, 82 are investment grade and one is non-rated. The federal agency mortgage-backed securities have the largest temporary impairment but are issued by government sponsored enterprises (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation). The non-rated security is a corporate trust preferred security that has a par value at maturity of $90,000. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability and intent to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Note 3.

Loans, Net

	December 31,
	2005	2004
	(In Thousands)
Mortgage loans on real estate:
Construction	$ 88,312	$ 45,503
Secured by farmland	2,894	3,135
Secured by 1-4 family residential	211,734	135,665
Other real estate loans	177,198	125,284
Loans to farmers (except secured by real estate)	10	31
Commercial loans	28,378	27,131
Consumer loans	16,895	11,889
All other loans	233	186
Total loans	$ 525,654	$ 348,824
Less: Allowance for loan losses	5,143	3,418
Net loans	$ 520,511	$ 345,406

Notes to Consolidated Financial Statements

Note 4.

Allowance for Loan Losses

	2005	2004	2003
	(In Thousands)

Balance, beginning	$ 3,418	$ 2,605	$ 2,307
Provision charged to operating expense	1,744	796	575
Recoveries	60	185	27
Loan losses charged to the allowance	(79)	(168)	(304)
	$ 5,143	$ 3,418	$ 2,605

There were no loans recognized for impairment under SFAS No. 114 as of December 31, 2005 and 2004.  No interest income on impaired loans was recognized in 2005, 2004 and 2003.

Non-accrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $88,000 and $1,000 at December 31, 2005 and 2004, respectively. If interest on these loans had been accrued, such income would have approximated $1,196 and $0 for 2005 and 2004, respectively.

There were $31,000 and $15,000 in loans 90 days past due and still accruing interest on December 31, 2005 and 2004, respectively.

Note 5.

Premises and Equipment, Net

Premises and equipment consists of the following:

	2005	2004
	(In Thousands)

Land	$ 2,379	$ 2,268
Banking facilities	12,216	9,107
Furniture, fixtures and equipment	7,713	8,567
Construction in progress and deposits
on equipment	3,409	4,215
	$ 25,717	$ 24,157
Less accumulated depreciation	7,061	7,816
	$ 18,656	$ 16,341

Depreciation expense was $1,174,000, $1,115,000 and $1,190,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2005, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

2006	$ 715
2007	722
2008	654
2009	625
2010	632
Thereafter	6,381
$ 9,729

Note 6.

Deposits

The Company has developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $22.8 million and 33.1 million at December 31, 2005 and 2004, respectively, and is reflected in both the interest-bearing demand deposits and securities sold under agreements to repurchase amounts on the balance sheet.

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $93,117,000 and $62,719,000 at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of time deposits (in thousands) are as follows:

2006	$ 89,021
2007	20,824
2008	9,065
2009	13,673
2010	14,133
Thereafter	2,505
$ 149,221

At December 31, 2005 and 2004, overdraft demand deposits reclassified to loans totaled $233,000 and $186,000, respectively.

Notes to Consolidated Financial Statements

Note 7.

Borrowings

The Company has a $214,580,000 line of credit with the Federal Home Loan Bank of Atlanta available for short and long-term borrowings. Advances on the line are secured by all of the Company’s first lien residential real estate loans on one-to-four unit single-family dwellings and by eligible commercial real estate loans. As of December 31, 2005, the book value of these loans totaled approximately $288,093,000. The amount of the available credit is limited to seventy five percent of qualifying collateral for the first lien residential real estate loans and fifty percent of the eligible commercial real estate loans. Any borrowings in excess of the qualifying collateral require pledging of additional assets.

At December 31, 2005, the Company had short-term advances outstanding from the Federal Home Loan Bank of $24,100,000.

The Company’s long-term debt with the Federal Home Loan Bank of $57,500,000 at December 31, 2005 matures through 2014. During 2005 and 2004, the interest rate ranged from 1.78 percent to 6.16 percent and the weighted average rate was 3.88 percent.

The contractual maturities of the Company’s long-term debt are as follows:

2005
(In Thousands)

Due in 2006	$ 15,000
Due in 2007	10,000
Due in 2008	10,000
Due in 2009	7,500
Due in 2010	10,000
Due in 2014	5,000
$ 57,500

The Company has an additional $8,000,000 in lines of credit available from other institutions at December 31, 2005.

Note 8.

Stock Option Plan

The Company sponsors a stock option plan, which provides for the granting of both incentive and nonqualified stock options. Under the plan, the Company may grant options to its officers and employees for up to 380,000 shares of common stock. The exercise price of each option equals the market price of the Company’s stock on the date of grant. The options vest over the three years following the date of grant. All options expire ten years from the grant date. The Company did  not grant any options during the year ended December 31, 2005.

Notes to Consolidated Financial Statements

Options outstanding at December 31, 2005, 2004 and 2003 are summarized as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at
beginning of year	220,605	$ 17.65	220,730	$ 17.00	182,750	$ 14.90
Granted	- -	- -	9,000	39.40	47,000	23.83
Exercised	(8,000)	11.37	(5,951)	22.19	(9,020)	10.00
Forfeited	(1,500)	37.80	(3,174)	25.87	- -	- -
Outstanding at end
of year	211,105	$ 17.74	220,605	$ 17.65	220,730	$ 17.00
Options exercisable
at year end	208,425	$ 17.47	201,917	$ 16.63	164,888	$ 14.84
Weighted average
fair value of options
granted during the
year		$ - -		$ 10.58		$ 5.74

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2004	2003

Dividend yield	2.20%	2.69%
Expected life	10 years	10 years
Expected volatility	20.07%	19.84%
Risk-free interest rate	4.40%	4.43%

Notes to Consolidated Financial Statements

As of December 31, 2005, options outstanding and exercisable are summarized as follows:

Range of		Remaining
Exercise	Options	Contractual	Options
Prices	Outstanding	Life	Exercisable

$10.63	33,950	4.9	33,950
11.75	31,000	2.9	31,000
12.25	5,155	3.8	5,155
12.38	40,000	3.9	40,000
22.00	34,000	7.3	34,000
22.75	55,000	6.3	55,000
37.00	4,000	7.7	4,000
39.40	8,000	8.0	5,320

Note 9.

Employee Benefit Plans

The Company has a noncontributory, defined benefit pension plan covering substantially all full-time employees. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. Information about the plan (valued at September 30 of each year) follows:

	2005	2004	2003
	(In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$ 3,456	$ 2,676	$ 2,009
Service cost	593	406	312
Interest cost	216	181	146
Actuarial loss (gain)	(16)	385	214
Benefits paid	(235)	(192)	(5)
Benefit obligation, end of year	$ 4,014	$ 3,456	$ 2,676

Change in Plan Assets
Fair value of plan assets, beginning of year	$ 4,093	$ 3,530	$ 2,055
Actual return on plan assets	485	303	355
Employer contributions	- -	452	1,125
Benefits paid	(235)	(192)	(5)
Fair value of plan assets, ending	$ 4,343	$ 4,093	$ 3,530

Funded status	$ 330	$ 637	$ 854
Unrecognized net actuarial loss	922	1,155	899
Unrecognized net obligation at transition	(12)	(16)	(20)
Unrecognized prior service cost	(196)	(197)	(197)

Prepaid benefit cost included in other assets	$ 1,044	$ 1,579	$ 1,536

Notes to Consolidated Financial Statements

The accumulated benefit obligation for the defined benefit pension plan was $3,137,000, $2,720,000 and $2,222,000 at December 31, 2005, 2004 and 2003, respectively.

	2005	2004	2003
	(In Thousands)
Components of Net Periodic
Benefit Cost
Service cost	$ 592	$ 406	$ 312
Interest cost	216	181	146
Expected return on plan assets	(309)	(205)	(148)
Amortization of prior service cost	(1)	(1)	(1)
Amortization of net obligation
at transition	(4)	(4)	(4)
Recognized net actuarial loss	42	31	35
Net periodic benefit cost	$ 536	$ 408	$ 340

Weighted-Average Assumptions for Benefit	2005	2004	2003
Obligations as of September 30
Discount rate	6.00%	6.25%	6.75%

Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Weighted-Average Assumptions for Net Periodic	2005	2004	2003
Benefit Costs as of September 30
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%

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

Notes to Consolidated Financial Statements

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2005 and 2004, by asset category are as follows:

	September 30,
	2005	2004

Mutual funds - fixed income	34%	35%
Mutual funds - equity	66%	65%
Total	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40% fixed income and 60% equities. The investment manager selects investment fund managers with demonstrated experience and expertise and funds with demonstrated historical performance for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

The Company expects to contribute $428,000 to its pension plan in 2006.

Estimated future benefit payments (in thousands), which reflect expected future service, as appropriate, are as follows:

2006	$ 1
2007	34
2008	35
2009	92
2010	177
2011-2015	1,365

401(k) Plan

The Company has a 401(k) plan whereby a majority of employees participate in the plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. Matching contributions vest to the employee equally over a five-year period. For the years ended December 31, 2005, 2004 and 2003, expense attributable to the plan amounted to $146,000, $137,000 and $122,000, respectively.

Notes to Consolidated Financial Statements

Deferred Compensation Plans

Two deferred compensation plans were adopted for the President and two Executive Officers of the Company. Benefits are to be paid in monthly installments commencing at retirement and ending upon the death of the officer. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits would be reduced. The deferred compensation expense for 2005, 2004 and 2003, based on the present value of the retirement benefits, was $353,819, $182,583 and $57,881, respectively. The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to help meet the costs of the obligations.

Note 10.

Income Taxes

Net deferred tax liabilities consist of the following components as of December 31, 2005 and 2004:

	2005	2004
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$ 1,668	$ 1,095
Deferred compensation	267	146
Securities available for sale	457	- -
	$ 2,392	$ 1,241
Deferred tax liabilities:
Deferred loan fees, net	$ 291	$ 101
Property and equipment	461	493
Prepaid pension costs	353	535
Securities available for sale	- -	700
Interest rate swap	70	- -
	$ 1,175	$ 1,829

Net deferred tax assets (liabilities)	$ 1,217	$ (588)

Notes to Consolidated Financial Statements

The provision for income taxes charged to operations for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003
	(In Thousands)

Current tax expense	$ 3,517	$ 3,030	$ 3,219
Deferred tax provision (benefit)	(718)	(249)	225
	$ 2,799	$ 2,781	$ 3,444

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2005, 2004 and 2003, due to the following:

	2005	2004	2003
	(In Thousands)

Computed "expected" tax expense	$ 3,391	$ 3,357	$ 3,965
(Decrease) in income taxes
resulting from:
Tax-exempt interest income	(506)	(553)	(588)
Other, net	(86)	(23)	67
	$ 2,799	$ 2,781	$ 3,444

Note 11.

Related Party Transactions

The Company’s subsidiary bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the subsidiary bank for loans totaling $1,023,000 and $2,093,000 at December 31, 2005 and 2004, respectively. During 2005, total principal additions were $1,688,000 and total principal payments were $2,758,000.

Note 12.

Contingent Liabilities and Commitments

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Company does not anticipate any material loss as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance-sheet risk.

Notes to Consolidated Financial Statements

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2005 and 2004, the aggregate amount of daily average required reserves for each year was approximately $25,000.

Note 13.

Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders. All amounts have been retroactively restated to reflect the 2-for-1 stock split in 2003.

	2005		2004		2003
		Per		Per		Per
		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount

Earnings per share, basic	3,803,000	$ 1.89	3,804,000	$ 1.86	3,770,000	$ 2.18

Effect of dilutive securities:
Stock options	103,000		116,000		97,000

Earnings per share, diluted	3,906,000	$ 1.84	3,920,000	$ 1.81	3,867,000	$ 2.13

In 2005, 2004 and 2003, stock options representing 13,125 shares, 12,625 shares and 13,750 shares, respectively, were not included in the calculation of earnings per share because they would have been antidilutive.

Note 14.

Retained Earnings

Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2005, the aggregate amount of unrestricted funds which could be transferred from the Company’s subsidiaries to the Parent Company, without prior regulatory approval, totaled $17,834,000 or 33.3% of the total consolidated net assets.

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

A summary of the contract amount of the Company's exposure to off-balance-sheet risk as of December 31, 2005 and 2004, is as follows:

	2005	2004
	(In Thousands)
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$ 93,572	$ 70,967
Standby letters of credit	3,729	2,683

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

The Company has approximately $9,618,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2005.

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2005 and 2004, the fair values of loan commitments and standby letters of credit were deemed immaterial.

Fair values for off-balance-sheet derivative financial instruments, for other-than-trading purposes, are based upon quoted market prices.

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$ 15,625	$ 15,625	$ 15,007	$ 15,007
Securities	149,591	149,616	174,388	174,483
Loans held for sale	- -	- -	21,307	21,307
Loans	520,511	506,093	345,406	344,138
Accrued interest receivable	3,035	3,035	2,430	2,430
Interest rate swap	206	206	- -	- -

Financial liabilities:
Deposits	$ 551,432	$ 550,200	$ 424,879	$ 424,656
Securities sold under agreements
to repurchase	34,317	34,280	40,912	40,899
Federal Home Loan Bank advances	24,100	24,100	16,000	16,000
Long-term debt	57,500	57,250	53,500	53,722
Trust preferred capital notes	15,465	15,646	15,465	15,627
Accrued interest payable	1,010	1,010	799	799

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2005 and 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2005:
Total Capital (to Risk
Weighted Assets):
Consolidated	$ 68,480	12.0%	$ 45,818	8.0%	N/A	N/A
Middleburg Bank	$ 66,685	11.7%	$ 45,709	8.0%	$ 57,136	10.0%
Tier 1 Capital (to Risk
Weighted Assets):
Consolidated	$ 63,337	11.1%	$ 22,909	4.0%	N/A	N/A
Middleburg Bank	$ 61,542	10.8%	$ 22,854	4.0%	$ 34,281	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$ 63,337	8.7%	$ 29,011	4.0%	N/A	N/A
Middleburg Bank	$ 61,542	8.5%	$ 28,935	4.0%	$ 36,169	5.0%

As of December 31, 2004:
Total Capital (to Risk
Weighted Assets):
Consolidated	$ 62,395	15.1%	$ 33,180	8.0%	N/A	N/A
Middleburg Bank	$ 58,842	14.3%	$ 32,931	8.0%	$ 41,164	10.0%
Tier 1 Capital (to Risk
Weighted Assets):
Consolidated	$ 58,636	14.2%	$ 16,590	4.0%	N/A	N/A
Middleburg Bank	$ 55,424	13.5%	$ 16,466	4.0%	$ 24,698	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$ 58,636	10.2%	$ 23,347	4.0%	N/A	N/A
Middleburg Bank	$ 55,424	9.7%	$ 22,914	4.0%	$ 28,643	5.0%

Notes to Consolidated Financial Statements

Note 18.

Goodwill and Intangible Assets

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2005, 2004 or 2003. Identifiable intangible assets are being amortized over the period of expected benefit, which ranges from 7 to 15 years. Information concerning goodwill and intangible assets is presented in the following table:

	December 31, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Identifiable intangibles	$ 3,734,000	$ 1,266,071	$ 3,734,000	$ 928,452
Unamortizable goodwill	3,421,868	- -	3,421,868	- -

Amortization expense of core deposit intangibles for each of the three years ended December 31, 2005 totaled $337,619. Estimated amortization expense of core deposit intangibles for the years ended December 31 follows (in thousands):

2006	$ 337,619
2007	337,619
2008	337,619
2009	212,905
2010	171,333
Thereafter	1,070,834
$ 2,467,929

Note 19.

Trust Preferred Capital Notes

On November 14, 2001, ICBI Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities. On November 28, 2001, $10 million of trust preferred securities were issued through a pooled underwriting totaling approximately $750 million. The securities have a LIBOR-indexed floating rate of interest. During 2005, the interest rates ranged from 6.44% to 8.42%. For the year ended December 31, 2005, the weighted-average interest rate was 7.04%. The securities have a mandatory redemption date of December 8, 2031, and are subject to varying call provisions beginning December 8, 2006. The principal asset of the Trust is $10.3 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.

On December 12, 2003, MFC Capital Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities. On December 19, 2003, $5 million of trust preferred securities were issued through a pooled underwriting totaling approximately $344 million. The securities have a LIBOR-indexed floating rate of interest.

Notes to Consolidated Financial Statements

During 2005, the interest rates ranged from 5.01% to 7.09%. For the year ended December 31, 2005, the weighted-average interest rate was 6.20%. The securities have a mandatory redemption date of January 23, 2034, and are subject to varying call provisions beginning January 23, 2009. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred not considered as Tier 1 capital may be included in Tier 2 capital. On December 31, 2005, all of the Company’s Trust Preferred Securities are included in Tier I capital.

The obligations of the Company with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Company of the Trusts’ obligations with respect to the Capital Securities.

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

The Company is accounting for its investment in Southern Trust by the equity method of accounting under which the Company’s share of the net income of the affiliate is recognized as income in the Company’s income statement and added to the investment account, and dividends received from the affiliate are treated as a reduction of the investment account. The investment in affiliate totaling $9.9 million at December 31, 2005 is included in other assets on the consolidated balance sheet.

Notes to Consolidated Financial Statements

Note 21.

Condensed Financial Information – Parent Corporation Only

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Balance Sheets
December 31, 2005 and 2004

	2005	2004
	(In Thousands)
Assets
Cash on deposit with subsidiary bank	$ 518	$ 145
Money market fund	40	901
Securities available for sale	87	1,848
Investment in subsidiaries	62,852	58,384
Goodwill	3,422	3,422
Intangible assets, net	2,468	2,806
Other assets	407	646

Total assets	$ 69,794	$ 68,152

Liabilities
Trust preferred capital notes	$ 15,465	$ 15,465
Other liabilities	853	1,125
Total liabilities	$ 16,318	$ 16,590

Shareholders' Equity
Common stock	$ 9,515	$ 9,523
Capital surplus	5,431	5,684
Retained earnings	39,281	34,997
Accumulated other comprehensive income (loss), net	(751)	1,358
Total shareholders' equity	$ 53,476	$ 51,562

Total liabilities and shareholders' equity	$ 69,794	$ 68,152

Notes to Consolidated Financial Statements

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Statements of Income
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In Thousands)
Income
Dividends from subsidiaries	$ 2,097	$ 2,682	$ 3,300
Interest and dividends from investments	56	90	163
Interest on money market fund	12	1	6
Management fees from MIA	40	40	40
Other income	- -	27	5
Gains on securities available
for sale, net	149	128	81
Total income	$ 2,354	$ 2,968	$ 3,595

Expenses
Salaries and employee benefits	$ 151	$ 316	$ 125
Amortization	418	418	398
Legal and professional fees	27	79	32
Printing and supplies	4	3	5
Directors fees	73	64	44
Advertising	- -	3	1
Interest expense	1,028	771	548
Other	421	371	215
Total expenses	$ 2,122	$ 2,025	$ 1,368

Income before allocated tax benefits and
undistributed income of subsidiaries	$ 232	$ 943	$ 2,227

Income tax (benefit)	(506)	(485)	(258)

Income before equity in undistributed
income of subsidiaries	$ 738	$ 1,428	$ 2,485

Equity in undistributed income of subsidiaries	6,436	5,664	5,734

Net income	$ 7,174	$ 7,092	$ 8,219

Notes to Consolidated Financial Statements

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In Thousands)
Cash Flows from Operating Activities
Net income	$ 7,174	$ 7,092	$ 8,219
Adjustments to reconcile net income to net cash
provided by operating activities:
Discount accretion on securities, net	- -	- -	(20)
Amortization	418	417	398
Undistributed earnings of subsidiaries	(6,436)	(5,664)	(5,734)
Gain on sale of securities available for sale	(149)	(128)	(81)
(Increase) decrease in other assets	159	(410)	58
Increase (decrease) in other liabilities	(245)	297	56
Net cash provided by operating activities	$ 921	$ 1,604	$ 2,896

Cash Flows from Investing Activities
Purchase of securities available for sale	$ - -	$ (444)	$ (859)
Proceeds from sale of securities available for sale	1,742	575	1,498
Investment in subsidiary bank	- -	(4,300)	- -
Net cash provided by (used in) investing activities	$ 1,742	$ (4,169)	$ 639

Cash Flows from Financing Activities
Proceeds from issuance of trust preferred capital notes	$ - -	$ - -	$ 5,000
Payments on long-term debt	- -	- -	(545)
Payments for the repurchase of common stock	(485)	- -	- -
Net proceeds from issuance of common stock	224	158	142
Cash dividends paid	(2,890)	(2,891)	(2,439)
Net cash provided by (used in) financing activities	$ (3,151)	$ (2,733)	$ 2,158

Increase (decrease) in cash and cash equivalents	$ (488)	$ (5,298)	$ 5,693

Cash and Cash Equivalents
Beginning	1,046	6,344	651

Ending	$ 558	$ 1,046	$ 6,344

Supplemental Disclosure of Noncash Transactions
Issuance of common stock for contingent payment
under terms of acquisition of affiliate	$ - -	$ - -	$ 2,000

Notes to Consolidated Financial Statements

Note 22.

Segment Reporting

The Company has two reportable segments, banking and trust and investment advisory services. Revenue from banking activity consists primarily of interest earned on loans and investment securities, service charges on deposit accounts, and income recognized from the Bank’s investment in Southern Trust Mortgage.

Revenues from trust and investment advisory services are comprised of fees based upon the market value of assets under administration. The trust and investment advisory services are conducted by two subsidiaries of the Company. Middleburg Trust Company and Middleburg Investment Advisors.

Information about reportable segments and reconciliation to the consolidated financial statements follows:

	For the Year Ended December 31, 2005
		Trust and
		Investment	Intersegment
	Banking	Advisory	Eliminations	Consolidated
(In Thousands)

Revenues:
Interest income	$ 36,193	$ 47	$ (28)	$ 36,212
Trust and investment advisory
fee income	- -	4,045	(105)	3,940
Other income	5,127	(5)	(41)	5,081
Total operating income	$ 41,320	$ 4,087	$ (174)	$ 45,233

Expenses:
Interest expense	$ 11,624	$ - -	$ (28)	$ 11,596
Salaries and employee benefits	11,199	2,041		13,240
Provision for loan losses	1,744	- -		1,744
Other	7,564	1,262	(146)	8,680
Total operating expenses	$ 32,131	$ 3,303	$ (174)	$ 35,260

Income before income taxes	$ 9,189	$ 784	$ - -	$ 9,973
Provision for income taxes	2,458	341		2,799
Net income	$ 6,731	$ 443	$ - -	$ 7,174

Total assets	$ 733,734	$ 7,557	$ (1,380)	$ 739,911
Capital expenditures	$ 3,682	$ 3		$ 3,685

Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2004
		Trust and
		Investment	Intersegment
	Banking	Advisory	Eliminations	Consolidated
(In Thousands)

Revenues:
Interest income	$ 26,643	$ 40	$ (16)	$ 26,667
Trust and investment advisory
fee income	- -	3,782	(94)	3,688
Other income	4,947	1	(42)	4,906
Total operating income	$ 31,590	$ 3,823	$ (152)	$ 35,261

Expenses:
Interest expense	$ 6,049	$ - -	$ (16)	$ 6,033
Salaries and employee benefits	8,833	2,054	- -	10,887
Provision for loan losses	796	- -	- -	796
Other	6,609	1,199	(136)	7,672
Total operating expenses	$ 22,287	$ 3,253	$ (152)	$ 25,388

Income before income taxes	$ 9,303	$ 570	$ - -	$ 9,873
Provision for income taxes	2,513	268	- -	2,781
Net income	$ 6,790	$ 302	$ - -	$ 7,092

Total assets	$ 600,033	$ 7,658	$ (1,570)	$ 606,121
Capital expenditures	$ 6,194	$ 1	$ - -	$ 6,195

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date:  March 15, 2006

By:  /s/ Joseph L. Boling

Joseph L. Boling

Chairman of the Board, President and

 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph L. Boling Joseph L. Boling	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006
/s/ Kathleen J. Chappell Kathleen J. Chappell	Senior Vice President and Chief Financial Officer	March 15, 2006
/s/ Howard M. Armfield Howard M. Armfield	Director	March 15, 2006
/s/ Henry F. Atherton, III Henry F. Atherton, III	Director	March 15, 2006
/s/ Childs Frick Burden Childs Frick Burden	Director	March 15, 2006

/s/ J. Lynn Cornwell, Jr. J. Lynn Cornwell, Jr.	Director	March 15, 2006
___________________________ Robert C. Gilkison	Director	March 15, 2006
/s/ Keith W. Meurlin Keith W. Meurlin	Director	March 15, 2006
/s/ Louis G. Matrone Louis G. Matrone	Director	March 15, 2006
___________________________ Thomas W. Nalls	Director	March 15, 2006
___________________________ John Sherman	Director	March 15, 2006
/s/ Millicent W. West Millicent W. West	Director	March 15, 2006
/s/ Edward T. Wright Edward T. Wright	Director	March 15, 2006

Exhibit Index

Exhibit No.

Description

3.1

Articles of Incorporation of the Company (restated in electronic format as of October 2, 2003), attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, incorporated herein by reference.

3.2

Bylaws of the Company (restated in electronic format as of September 28, 2005), attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2005, incorporated herein by reference.

10.1

Employment Agreement, dated as of January 1, 1998, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.*

10.2

Independent Community Bankshares, Inc. 1997 Stock Option Plan, as amended, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-93447, filed with the Commission on December 22, 1999, incorporated herein by reference.*

10.3

Middleburg Financial Corporation 2006 Management Incentive Plan.*

21.1

Subsidiaries of the Company.

23.1

Consent of Yount, Hyde & Barbour, P.C.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*   Management contracts and compensatory plans and arrangements.