Form 10-Q
period 2006-03-31
MIDDLEBURG FINANCIAL CORP
filed 2006-05-10
CIK 914138

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Large accelerated filer  ☐

Accelerated filer  ☑

Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   3,809,053 shares of Common Stock as of May 5, 2006

MIDDLEBURG FINANCIAL CORPORATION

INDEX

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

24

 Item 4.        Controls and Procedures

26

Part II.     Other Information

Item 1.

Legal Proceedings

27

Item 1A.

Risk Factors

27

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3.

Defaults upon Senior Securities

27

Item 4.

Submission of Matters to a Vote of Security Holders

27

Item 5.

Other Information

27

Item 6.

Exhibits

27

Signatures

28

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31,	December 31,
	2006	2005
Assets:
Cash and due from banks	$ 13,813	$ 15,465
Interest-bearing deposits in banks	288	160
Securities (fair value: March 31, 2006,
$149,985, December 31, 2005, $149,616)	149,967	149,591
Loans, net of allowance for loan losses of $5,370 in 2006
and $5,143 in 2005	543,399	520,511
Premises and equipment, net	18,638	18,656
Accrued interest receivable and other assets	35,912	35,528

Total assets	$ 762,017	$ 739,911

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$ 121,809	$ 128,641
Savings and interest bearing demand deposits	287,881	273,570
Time deposits	136,138	149,221
Total deposits	$ 545,828	$ 551,432

Federal funds purchased	275	--
Securities sold under agreements to repurchase	34,902	34,317
Federal Home Loan Bank advances	51,000	24,100
Long-term debt	55,000	57,500
Trust preferred capital notes	15,465	15,465
Accrued interest payable and other liabilities	5,014	3,621
Total liabilities	$ 707,484	$ 686,435

Shareholders' Equity:
Common stock, par value $2.50 per
share, authorized 20,000,000 shares;
issued and outstanding at March 31, 2006 - 3,809,053
issued and outstanding at December 31, 2005 - 3,806,053	$ 9,523	$ 9,515
Capital surplus	5,459	5,431
Retained earnings	40,605	39,281
Accumulated other comprehensive loss, net	(1,054)	(751)
Total shareholders' equity	$ 54,533	$ 53,476

Total liabilities and shareholders' equity	$ 762,017	$ 739,911

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	(Unaudited)
	For the Three Months
	Ended March 31,
	2006	2005
Interest and Dividend Income
Interest and fees on loans	$ 8,866	$ 5,784
Interest on investment securities:
Taxable	1	1
Nontaxable	22	35
Interest on securities available for sale:
Taxable	1,329	1,432
Nontaxable	350	365
Dividends	75	71
Interest on deposits in banks and federal funds sold	10	4
Total interest and dividend income	$ 10,653	$ 7,692
Interest Expense
Interest on deposits	$ 2,525	$ 938
Interest on securities sold under agreements to repurchase	323	169
Interest on short-term debt	343	184
Interest on long-term debt	851	778
Total interest expense	$ 4,042	$ 2,069
Net interest income	$ 6,611	$ 5,623
Provision for loan losses	250	472
Net interest income after provision
for loan losses	$ 6,361	$ 5,151
Other Income
Service charges on deposit accounts	$ 436	$ 390
Trust and investment advisory fee income	1,071	943
Commissions on investment sales	193	205
Equity in earnings of affiliate	103	194
Other service charges, commissions and fees	160	110
Bank-owned life insurance	104	112
Other operating income	24	22
Total other income	$ 2,091	$ 1,976
Other Expense
Salaries and employees’ benefits	$ 3,477	$ 3,159
Net occupancy and equipment expense	741	702
Other taxes	125	117
Computer operations	233	206
Other operating expenses	970	936
Total other expense	$ 5,546	$ 5,120
Income before income taxes	$ 2,906	$ 2,007
Income taxes	858	598
Net income	$ 2,048	$ 1,409

Net income per share, basic	$ 0.54	$ 0.37
Net income per share, diluted	$ 0.52	$ 0.36
Dividends per share	$ 0.19	$ 0.19

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2006 and 2005

(In Thousands, Except Share Data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balances - December 31, 2004	$ 9,523	$ 5,684	$ 34,997	$ 1,358		$ 51,562
Comprehensive Income
Net income			1,409		$ 1,409	1,409
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $659)					(1,277)
Change in fair value of derivatives for interest
rate swap (net of tax, $59)					109
Other comprehensive loss (net of tax, $600)				(1,168)	$ (1,168)	(1,168)
Total comprehensive income					$ 241
Cash dividends declared			(722)			(722)
Repurchase of common stock (11,000 shares)	(27)	(380)				(407)
Issuance of common stock (150 shares)	-	2				2
Balances – March 31, 2005	$ 9,496	$ 5,306	$ 35,684	$ 190		$ 50,676
Balances - December 31, 2005	$ 9,515	$ 5,431	$ 39,281	$ (751)		$ 53,476
Comprehensive Income
Net income			2,048		$ 2,048	2,048
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $153)					(298)
Change in fair value of derivatives for interest
rate swap (net of tax, $3)					(5)
Other comprehensive loss (net of tax, $156)				(303)	$ (303)	(303)
Total comprehensive income					$ 1,745
Cash dividends declared			(724)			(724)
Issuance of common stock (3,000 shares)	8	28				36
Balances – March 31, 2006	$ 9,523	$ 5,459	$ 40,605	$ (1,054)		$ 54,533

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,048	$ 1,409
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	472
Depreciation and amortization	430	388
(Equity in undistributed earnings) and distributions in excess of earnings of affiliate	46	(55)
Premium amortization and discount (accretion) on securities, net	12	(2)
Originations of loans held for sale	--	(50,791)
Proceeds from sales of loans held for sale	--	60,473
(Increase) in other assets	(437)	(5)
Increase in other liabilities	1,392	716
Net cash provided by operating activities	$ 3,741	$ 12,605
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and calls on investment securities	$ --	$ 222
Proceeds from maturity, principal paydowns and calls of securities available for sale	3,215	6,832
Proceeds from sale of securities available for sale	2,487	2,220
Purchase of securities available for sale	(6,540)	(6,525)
Net (increase) in loans	(23,138)	(47,333)
Purchases of premises and equipment	(258)	(1,147)
Net cash (used in) investing activities	$ (24,234)	$ (45,731)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing and interest bearing demand deposits and savings accounts	$ 7,479	$ 10,569
Net increase (decrease) in certificates of deposits	(13,083)	14,751
Net increase in federal funds purchased	275	--
Proceeds from Federal Home Loan Bank advances	82,175	66,890
Payment on Federal Home Loan Bank advances	(55,275)	(42,250)
Payment on long-term debt	(2,500)	--
Cash dividends paid	(723)	(724)
Issuance of common stock	36	2
Repurchase of common stock	--	(407)
Increase (decrease) in securities sold under agreements to repurchase	585	(15,588)
Net cash provided by financing activities	$ 18,969	$ 33,243
(Decrease) increase in cash and cash equivalents	$ (1,524)	$ 117
CASH AND CASH EQUIVALENTS
Beginning	15,625	15,007
Ending	$ 14,101	$ 15,124
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 3,826	$ 1,779
Income taxes	35	611
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	(450)	(1,936)
Change in fair value of interest rate swap	(8)	168

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

Note 1.

General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2006 and the results of operations, changes in shareholders’ equity and cash flows for the three months ended March 31, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2.

Stock –Based Employee Compensation Plan

As of March 31, 2006, the Company sponsored one stock option plan (the 1997 Stock Option Plan), which provides for the granting of both incentive and nonqualified stock options.  Under the plan, the Company may grant options to its officers and employees for up to 380,000 shares of common stock.  The exercise price of each option equals the market price of the Company’s stock on the date of grant.  The options vest over the three years following the date of grant.  All options expire ten years from the grant date.  The Company did  not grant any options during the three months ended March 31, 2006.

(Subsequent to March 31, 2006, the Company’s shareholders approved the 2006 Equity Compensation Plan, which will succeed the 1997 Stock Option Plan. The Company has not made any grants or awards under the new plan.)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment.  SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of the grant and eliminates the choice to account for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  The Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method and, as such, results for prior periods have not been restated.  As of March 31, 2006, there was $21,000 in unrecognized compensation expense.  Prior to January 1, 2006, no stock-based employee compensation cost was reflected in net income, as all options granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share for the period indicated if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prior to January 1, 2006.

Three Months Ended
March 31, 2005
(In Thousands, except per share data)
Net income, as reported	$ 1,409
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(22)
Pro forma net income	$ 1,387

Earnings per share:
Basic - as reported	$ 0.37
Basic - pro forma	0.36
Diluted - as reported	0.36
Diluted - pro forma	0.35

Note 3.

Securities

Amortized costs and fair values of securities being held to maturity at March 31, 2006 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
(In Thousands)
Obligations of states and
political subdivisions	$ 1,699	$ 18	$ -	$ 1,717
Mortgage backed securities	34	-	-	34
	$ 1,733	$ 18	$ -	$ 1,751

Amortized costs and fair values of securities available for sale at March 31, 2006 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 9,439	$ -	$ (174)	$ 9,265
Corporate preferred stock	2,090	-	(6)	2,084
Obligations of states and
political subdivisions	30,804	969	(46)	31,727
Mortgage backed securities	87,858	93	(3,006)	84,945
Restricted Stock	6,798	-	-	6,798
Other	13,041	376	(2)	13,415
	$ 150,030	$ 1,438	$ (3,234)	$ 148,234

At March 31, 2006, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 1,340	$ (9)	$ 7,900	$ (165)
Obligations of states
and political subdivisions	2,920	(18)	610	(28)
Mortgage-backed
securities	36,238	(908)	43,852	(2,098)
Corporate preferred	- -	- -	2,085	(6)
Other	98	(2)	- -	- -
Total temporarily
impaired securities	$ 40,596	$ (937)	$ 54,447	$ (2,297)

The unrealized losses in the portfolio as of March 31, 2006 are considered temporary and are a result of the current interest rate environment and not increased credit risk.  Of the temporarily impaired securities, 89 are investment grade and one is non-rated.  The federal agency mortgage-backed securities have the largest temporary impairment but are issued by government sponsored enterprises (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation).  The non-rated security is a corporate trust preferred security that has a par value at maturity of $90,000.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability and intent to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Note 4.

Loan Portfolio

The consolidated loan portfolio was composed of the following:

	March 31,	December 31,
	2006	2005
	(In Thousands)

Commercial, financial and agricultural	$ 27,519	$ 28,388
Real estate construction	96,873	88,312
Real estate mortgage	405,846	390,970
Consumer installment	17,699	17,128
Total loans	547,937	524,798
Add: Deferred loan costs	832	856
Less: Allowance for loan losses	5,370	5,143
Net loans	$ 543,399	$ 520,511

The Company had $11,000 in non-performing assets at March 31, 2006.

Note 5.

Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	March 31,	December 31,
	2006	2005
	(In Thousands)
Balance at January 1	$ 5,143	$ 3,418
Provision charged to operating expense	250	1,744
Recoveries added to the allowance	24	60
Loan losses charged to the allowance	(47)	(79)
Balance at the end of the period	$ 5,370	$ 5,143

Note 6.

Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	Three Months Ended
	March 31, 2006		March 31, 2005
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic EPS	3,807,786	$ 0.54	3,802,732	$ 0.37

Effect of dilutive
securities: stock options	97,179		109,158
Diluted EPS	3,904,965	$ 0.52	3,911,890	$ 0.36

Note 7.

Segment Reporting

The Company operates in a decentralized fashion in two principal business activities: banking services and trust and investment advisory services.  Revenue from banking activities consists primarily of interest earned on loans and investment securities, service charges on deposit accounts, and income recognized from the 41.8% investment of Middleburg Bank (the “Bank”) in Southern Trust Mortgage, LLC  (“STM”).

Middleburg Investment Group, Inc. (“MIG”), the non-bank subsidiary of the Company, generates revenues from trust and investment advisory activities through its two subsidiaries, Middleburg Trust Company (“MTC”) and Middleburg Investment Advisors, Inc. (“MIA”).   Trust and investment advisory revenue is comprised of fees based upon the market value of the accounts under administration.

The banking segment has assets in custody with MTC and accordingly pays MTC a monthly fee. The banking segment also pays interest to both MTC and MIA on deposit accounts that each company has at the Bank.  MIA pays the Company a management fee each month for accounting and other services provided.  Transactions related to these relationships are eliminated to reach consolidated totals.

The following table presents segment information for the three months ended March 31, 2006 and 2005, respectively.

	For the Three Months Ended				For the Three Months Ended
	March 31, 2006				March 31, 2005

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 10,645	$ 16	$ (8)	$ 10,653	$ 7,686	$ 11	$ (5)	$ 7,692
Trust and investment advisory
fee income	-	1,096	(25)	1,071	-	970	(27)	943
Other income	1,029	1	(10)	1,020	1,043	-	(10)	1,033

Total operating income	11,674	1,113	(43)	12,744	8,729	981	(42)	9,668

Expenses:
Interest expense	4,050	-	(8)	4,042	2,074	-	(5)	2,069
Salaries and employee benefits	2,914	563	-	3,477	2,672	487	-	3,159
Provision for loan losses	250	-	-	250	472	-	-	472
Other	1,788	316	(35)	2,069	1,710	288	(37)	1,961

Total operating expenses	9,002	879	(43)	9,838	6,928	775	(42)	7,661

Income before income taxes	2,672	234	-	2,906	1,801	206	-	2,007
Provision for income taxes	760	98	-	858	507	91	-	598

Net income	$ 1,912	$ 136	$ -	$ 2,048	$ 1,294	$ 115	$ -	$ 1,409

Total assets	$ 755,636	$ 7,774	$ (1,393)	$ 762,017	$ 640,044	$ 7,610	$ (7,935)	$ 639,719
Capital expenditures	$ 243	$ 15	$ -	$ 258	$ 1,147	$ -	$ -	$ 1,147

Note 8.

Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Three Months Ended March 31,
	2006	2005
	(In Thousands)

Service cost	$ 169	$ 148
Interest cost	60	54
Expected return on plan assets	(92)	(77)
Amortization of net obligation
at transition	(1)	(1)
Net actuarial loss	6	10
Net periodic benefit cost	$ 142	$ 134

The Company previously disclosed in the 2005 Form 10-K that it expected to contribute $428,000 to its pension plan in 2006.  As of March 31, 2006, no contributions have been made.   The Company plans to make all required contributions for 2006.

Note 9.

Recent Accounting Pronouncements

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140.  SFAS no. 156 amends SAFS No. 140 with respect to separately recognized servicing assets and liabilities.  SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable.  SFAS No. 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method.  Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of the servicing.  Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of SFAS No. 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006.  Earlier adoption is permitted as of the beginning of an entities fiscal year, provided the entity had not yet issued financial statements, including interim financial statements.

The Company does not expect the adoption of SFAS No. 156 at the beginning of 2007 to have a material impact.

Item 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2006 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2005 Form 10K.  It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, the Bank and MIG.  The Bank is a community bank serving the Virginia counties of Loudoun, Fairfax and Fauquier with seven full service facilities and one limited service facility.  MIG is a non-bank holding company with two wholly owned subsidiaries, MTC and MIA.  MTC is a trust company headquartered in Richmond, Virginia.  MIA is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 24 states.

Net income for the three months ended March 31, 2006 increased to $2.0 million from $1.4 million for the three months ended March 31, 2005.  Annualized returns on average assets and equity for the three months ended March 31, 2006 were 1.1% and 15.2%, respectively, compared to 0.9% and 11.1% for the same period in 2005.  The Company’s continued focus on loan growth resulted in an increase in interest income.  Interest and fees on loans increased 53.3% for the three months ended March 31, 2006 to $8.9 million, compared to $5.8 million for the same period in 2005.  Core operations have been impacted by increased funding costs.  Total interest expense was $4.0 million for the three months ended March 31, 2006, compared to $2.1 million for the three months ended March 31, 2005.  Trust and investment advisory fees increased 13.6% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.  Total other expense was $5.5 million for the three months ended March 31, 2006 compared to $5.1 million for the same period in 2005.

The Company generates a significant amount of its income from the net interest income earned by the Bank.  Net interest income is the difference between interest income and interest expense.  Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon.  The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses.

The Company has adopted a business model whereby all of its financial resources will be available at a single branch, known as a financial service center location.  The financial service centers are larger than most traditional retail branches in order to allow commercial, mortgage, retail and wealth management personnel and services to be readily available to serve clients.  The Company owns a one acre parcel in Sterling, Virginia and has plans to construct a financial service center in 2007.  The Company’s anticipated expansion may negatively impact earnings.

MIG’s subsidiaries, MTC and MIA, generate fee income by providing investment management and trust services to its clients.  Investment management and trust fees are generally based upon the value of assets under management and, therefore, can be significantly affected by fluctuation in the values of securities caused by changes in the capital markets.

With the creation of MIG, the Company has expanded the integration of MTC, MIA and the Bank’s investment services department into a more focused wealth management program for all of the Company’s clients.  The Company intends to make each of its wealth management services available within all of its financial service centers.  Also, through the affiliation with STM, the Bank may continue to increase its loan portfolio by purchasing high credit quality, low loan to value first deeds of trusts on residential property.  The Bank plans to continue its focus on low cost deposit growth with advertising campaigns.  Management has developed a growth strategy that includes expansion into Sterling, Virginia (Loudoun County) in  2007.  Other new markets under consideration include Herndon and Chantilly (Fairfax County). Management will look for key lenders in those markets to join the Company’s team to develop relationships and generate earning assets prior to the opening of a financial service center.

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

Intangibles and Goodwill

The Company had approximately $5.8 million in intangible assets and goodwill at March 31, 2006, a decrease of $84,000 since December 31, 2005.  On April 1, 2002, the Company acquired MIA, a registered investment advisor, for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation (using SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as a guideline) was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  Approximately $1.0 million of the $5.8 million in intangible assets and goodwill at March 31, 2006 was attributable to the Company’s investment in MTC.

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

In addition, SFAS No. 142 requires that goodwill be tested annually using a two-step process.  The first step is to identify a potential impairment.  Factors that are considered important to determining whether an impairment might exist include loss of customers acquired or significant withdrawals of the assets currently under management and/or early retirement or termination of key members of management.  The second step measures the amount of the impairment loss, if any.  On February 16, 2006, Davenport & Company, LLC, an unaffiliated third party, issued an opinion that stated the amount of goodwill carried on the Company’s balance sheet at December 31, 2005 was not impaired.  Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations.

Financial Condition

Assets

Total assets for the Company increased to $762.0 million at March 31, 2006, compared to $739.9 million at December 31, 2005, representing an increase of $22.1 million or 3.0%.  Total average assets increased 22.1% from $614.7 million for the three months ended March 31, 2005 to $750.3 million for the same period in 2006.  Average shareholders’ equity increased 6.2% or $3.2 million over the same periods.

Loans

Total loans at March 31, 2006 were $547.9 million, an increase of $23.1 million from the December 31, 2005 amount of $524.8 million.  The Company continues to see increases in real estate construction loans which were $96.9 million at March 31, 2006 or 17.7% of total loans.  The growth in real estate mortgage loans was largely in the category of non-farm, non-residential loans, which increased $14.2 million from the December 31, 2005 amount of $177.2 million.  Additional lenders, a solid local economy, the relationship with STM and referrals arising from the success of the business model have contributed to the loan growth experienced.  At March 31, 2006, the Company’s newest financial service center in Warrenton had outstanding loans of $44.9 million.  Net charge-offs were $23,000 for the three months ended March 31, 2006.  The provision for loan losses for the three months ended March 31, 2006 was $250,000 compared to $472,000 for the same period in 2005.  The allowance for loan losses was $5.4 million or 0.98% of total loans outstanding at March 31, 2006.

Investments

The investment portfolio increased to $150.0 million at March 31, 2006 compared to $149.6 million at December 31, 2005.  The Company plans to maintain the investment portfolio at an amount comparable to the December 31, 2005 amount.  At March 31, 2006, the tax equivalent yield on the investment portfolio was 5.33%.

Premises and Equipment

Premises and equipment decreased $18,000 from $18.7 million at December 31, 2005 to $18.6 million at March 31, 2006.

Other Assets

The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $11.7 million, and the Bank’s investment in STM, in the amount of $9.8 million, at March 31, 2006.  Goodwill and identified intangibles of $5.8 million related to the acquisitions of MTC and MIA are included in other assets as of March 31, 2006.  The Bank’s ownership interest in STM changed on January 1, 2006 with the withdrawal of one of the partners in STM.  The Bank’s new ownership interest is 41.8% as of March 31, 2006 compared to 40.0%  as of December 31, 2005.

Deposits

Although deposits decreased $5.6 million to $545.8 million at March 31, 2006 from $551.4 million at December 31, 2005, average deposits for the quarter ended March 31, 2006 increased 3.0% or $16.1 million compared to average deposits for the quarter ended December 31, 2005.  Average non-interest bearing demand deposits were $129.2 million for the three months ended March 31, 2006 compared to $128.5 million for the three months ended December 31, 2005.

During 2005, the Company developed three high yield deposit products, a savings account, a business money market account and an interest bearing checking account.  The new products had a combined balance of $116.4 million at March 31, 2006 compared to $93.0 million at December 31, 2005.  The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at MTC for overnight funding at the Bank.  The overall balance of this product was $25.3 million at March 31, 2006 and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet.  Excluding the Tredegar Institutional Select, savings and interest bearing demand deposits grew by $12.5 million from December 31, 2005 to March 31, 2006.

Time deposits decreased $13.1 million from December 31, 2005 to $136.1 million at March 31, 2006.  Time deposits include brokered certificates of deposit of $13.9 million with maturities ranging from two to four years.  Securities sold under agreements to repurchase (“Repo Accounts”) increased $585,000 from $34.3 million at December 31, 2005 to $34.9 million at March 31, 2006.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and all Tredegar Institutional Select accounts maintained by business clients.

Borrowings

Cash flow from the investment portfolio and additional Federal Home Loan Bank (“FHLB”) borrowings funded the Company’s asset growth experienced during the three months ended March 31, 2006.  FHLB overnight advances were $51.0 million at March 31, 2006 compared to $24.1 million at December 31, 2005.  FHLB long-term advances decreased to $55.0 million at March 31, 2006 from $57.5 million at December 31, 2005.  Federal funds purchased, which represent an additional overnight funding source, were $275,000 at March 31, 2006.

Capital

Shareholders’ equity was $54.5 million at March 31, 2006.  This amount represents an increase of 2.0% from the December 31, 2005 amount of $53.5 million.  The book value per common share was $14.32 at March 31, 2006 and $14.05 at December 31, 2005.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $6.6 million for the first three months of 2006 compared to $5.6 million for the same period in 2005, an increase of 17.6%.  Interest income increased 38.5% and interest expense increased 95.4% when comparing the three months ended March 31, 2006 to March 31, 2005.  Average earning assets increased $129.1 million from $552.7 million for the three months ended March 31, 2005 to $681.8 million for the three months ended March 31, 2006.

Interest income from loans increased $3.1 million to $8.9 million for the three months ended March 31, 2006 compared to $5.8 million for the same period in 2005.  The increase in loan interest income results from the amount of loan growth experienced since March 31, 2005.  The weighted average yield of loans increased 57 basis points from 6.2% for the three months ended March 31, 2005 to 6.8% for the three months ended March 31, 2006.  The net increase to the portfolio of $22.9 million during the first three months of 2006 and the recent increases in the prime lending rate helped mitigate the impact of record low interest rates on fixed rate loan products to the Company.  Approximately $115.2 million, or 21.0%, of total loans at March 31, 2006 are tied to the Wall Street Journal prime interest rate.

Under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans, loan fees are recognized over the life of the related loan as an adjustment of yield.  Since December 31, 2005, the recognition of $85,000 in loan fees has been deferred.  The deferral of such fees decreased the yield on the loan portfolio by approximately six basis points for the three month period ended March 31, 2006.  As a result, for the same three month period, the income recognition change negatively affected the net interest margin by approximately five basis points.  Loan origination costs are recorded as a deferred expense and are recognized over the life of the loan.  Deferred loan origination costs for the three months ended March 31, 2005 were $72,000.

Interest income from the investment portfolio decreased by $121,000 to $1.8 million for the three month period ended March 31, 2006 from $1.9 million for the three month period ended March 31, 2005.  This is the result of the Company’s strategy of decreasing the size of the investment portfolio by using the cash received from principal pay-downs, maturities and calls of securities to fund loan growth instead of reinvesting in securities.  The tax equivalent yield on securities for the three months ended March 31, 2006 increased 39 basis points compared to the March 31, 2005 yield of 4.94%.  The increase in yield helped to offset the impact of the decrease in the size of the portfolio.  For 2006, management plans to maintain the balance in the investment portfolio at or near current levels through reinvestment in securities.

Average deposits increased $123.8 million from $427.6 million for the three months ended March 31, 2005 to $551.4 million for the three months ended March 31, 2006.  Total interest expense on deposits increased $1.6 million for the three months ended March 31, 2006, compared to the same period in 2005.  Competition and the rising rate environment continued to exert upward pressures on the cost of deposits, thus resulting in increased levels of interest expense.  The mix of low cost deposits versus time deposits changed slightly to approximately 75% in low cost deposits, versus 25% in higher cost time deposits at March 31, 2006.  At March 31, 2005, the mix had been 71% in low cost deposits, versus 29% in higher cost time deposits.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, increased $154,000 from the three months ended March 31, 2005 to $323,000 for the three months ended March 31, 2006.  Tredegar Institutional Select earns interest at a rate equal to approximately 90% of the Federal Home Loan Bank of Atlanta’s overnight rate.  Interest expense related to borrowed funds increased nearly $232,000 from $962,000 for the three months ended March 31, 2005 to $1.2 million for the three months ended March 31, 2006.

The net interest margin, on a tax equivalent basis, was 4.05% for the three months ended March 31, 2006 compared to 4.29% for the same period in 2005.  The Company’s net interest margin is a not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded.  The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio.  Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense.  The tax rate utilized in calculating the tax benefit for 2006 and 2005 is 34% and 35%, respectively.  The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected  in the table below.  The decline in tax equivalent net interest margin was attributed to both the lower yields earned on loans due to the flattening of the yield curve and the steady rise in shorter term interest rates on deposits and borrowed money to fund the earning asset growth.  The Company’s total average earning assets increased $129.1 million from the three months ended March 31, 2005 to the three months ended March 31, 2006.  Tax equivalent interest income increased $2.9 million to $10.8 million for the three months ended March 31, 2006 from $7.9 million for the same period in 2005.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Quarter Ended
	March 31,
(in thousands)	2006	2005
GAAP measures:
Interest Income – Loans	$ 8,866	$ 5,784
Interest Income - Investments & Other	1,787	1,908
Interest Expense – Deposits	2,525	938
Interest Expense - Other Borrowings	1,517	1,131
Total Net Interest Income	$ 6,611	$ 5,623
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non- Taxable Interest Income - Loans	$ 1	$ 2
Tax Benefit Realized on Non- Taxable Interest Income - Municipal Securities	191	216
Tax Benefit Realized on Non- Taxable Interest Income - Corporate Securities	-	1
Total Tax Benefit Realized on Non- Taxable Interest Income	$ 192	$ 219

Total Tax Equivalent Net Interest Income	$ 6,803	$ 5,842

Non-interest Income

Non-interest income increased 5.8% to $2.1 million for the first three months of 2006 compared to $2.0 million for the same period in 2005.

Commissions and fees from trust and investment advisory activities increased 13.6% or $128,000 to $1.1 million for the three month period ended March 31, 2006 compared to $943,000 for the same period in 2005.  Consolidated investment advisory fees provided by MIA totaled $558,000 and $518,000 for the three months ended March 31, 2006 and 2005, respectively.  At March 31, 2006, assets under management at MIA had increased $21.3 million from $569.3 million at March 31, 2005 to $590.6 million.  Consolidated fiduciary fees for services, provided by MTC, increased 20.7% to $513,000 for the three months ended March 31, 2006 from $425,000 for the three months ended March 31, 2005.  At March 31, 2006, MTC managed $620.8 million in assets, including intercompany assets of $122.8 million, an increase of 7.9% or $45.7 million from assets under administration of nearly $575.1 million, including intercompany assets of $147.0 million, at March 31, 2005.  Fiduciary fees are based upon the market value of the accounts under administration.

Service charges on deposits increased 11.8% to $436,000 for the three months ended March 31, 2006, compared to $390,000 for the same period in 2005.  In particular, ATM and Visa check card fees increased approximately $21,000 for the three months ended March 31, 2006 when compared to the same period in 2005.  Other service charges, commissions and fees, which include certain loan fees and other retail banking fees, increased $50,000 or 45.5% to $160,000 for the three months ended March 31, 2006 when compared to the same period in 2005.  Safe deposit box rent, which is included in other service charges, increased $33,000 for the three months ended March 31, 2006 compared to the same period in 2005.  The increase is the result of additional boxes available for rent and an increase in rental fee amounts.

Commissions on investment sales decreased 5.9% to $193,000 for the three months ended March 31, 2006, compared to $205,000 for the three months ended March 31, 2005.  The Company currently has three financial consultants who are available to each of the Company’s facilities, compared to four financial consultants in 2005.

Equity in earnings from affiliate, which reflects the 41.8% ownership interest in STM, comprised 4.9% of total non-interest income for the three months ended March 31, 2006 compared to 9.8% for the three months ended March 31, 2005.  STM closed $213.8 million in loans the first three months of 2006 with 61.0% of its production attributable to purchase money financings.  For the same period in 2005, STM closed $198.8 million in loans with 61.1% of its production attributable to purchase money financings.  Although STM added lending officers during 2005 to increase its production efforts, narrowed margins continue to negatively impact its earnings.

In addition to equity earnings from STM, the Bank also receives rental and data processing fees and interest on the outstanding balance of loan participations with STM.  These amounts are included in other operating income.  For the three month periods ending March 31, 2006 and 2005, the rental and data processing income earned from STM was $8,000 and $9,000, respectively.

Income earned from the Bank’s $11.7 million investment in Bank Owned Life Insurance (BOLI) contributed $104,000 to total other income for the three months ended March 31, 2006.  The Company purchased $6.0 million of BOLI in the third quarter of 2004 and $4.8 million in the fourth quarter of 2004 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Non-interest Expense

Total non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total non-interest expense increased 8.3% or $426,000 from $5.1 million for the three months ended March 31, 2005 to $5.5 million for the three months ended March 31, 2006.  However, when taken as a percentage of total average assets for the quarter ended March 31, 2006, the quarter’s non-interest expense was 0.74% of total average assets, a decrease from 0.83% for the same period in 2005.  The decrease in net interest margin from March 31, 2005 to March 31, 2006 has also negatively impacted the Company’s efficiency.

Salaries and employee benefits increased 10.1% when comparing the three months ended March 31, 2006 to the three months ended March 31, 2005.  Additions to staff to support business development, retail branching and the formation of a wealth management team have contributed to the increase in salaries and employee benefits.  Several experienced commercial lenders were hired to support business development efforts in both the Reston and Warrenton areas.

Net occupancy expense increased by $39,000 or 5.6% from $702,000 for the three months ended March 31, 2005 to $741,000 for the three months ended March 31, 2006.  As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Computer operations expense increased from $206,000 for the three months ended March 31, 2005 to $233,000 for the three months ended March 31, 2006.  The increase is related to both additional software licensing for the set up of the new non-bank holding company, MIG, and the costs associated with and increased cost of computer related maintenance contracts.

Other tax expense increased 6.8% to $125,000 for the three months ended March 31, 2006 from $117,000 for the three months ended March 31, 2005.  The increase was mainly the result of the Bank’s franchise tax, which is paid to the state in lieu of an income tax and is based on the Bank’s equity capital.

Other expense increased 3.6% or $34,000 to $970,000 for the three months ended March 31, 2006 from $936,000 for the three months ended March 31, 2005.  The increase resulted from small increases in various expense categories, including advertising, office supplies, courier services and entertainment, due to the Company’s growth.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2006 was $5.4 million compared to $3.9 million at March 31, 2005.  The allowance for loan losses was 0.98% of total loans outstanding at March 31, 2006 and March 31, 2005.  The provision for loan losses was $250,000 for the three months ended March 31, 2006.  The provision was $472,000 for the three months ended March 31, 2005.  For the three months ended March 31, 2006, net loan charge-offs totaled $23,000, compared to $8,000 for the same period in 2005.  Total loans past due 90 days or more at March 31, 2006 were approximately $5,000.  Non-performing loans were $11,000 at March 31, 2006 compared to $89,000 at March 31, 2005.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at March 31, 2006.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at March 31, 2006 and December 31, 2005 was $54.5 million and $53.5 million, respectively.  Total common shares outstanding at March 31, 2006 were 3,809,053.

At March 31, 2006, the Company’s tier 1 and total risk-based capital ratios were 10.8% and 11.7%, respectively, compared to 11.1% and 12.0% at December 31, 2005.  The Company’s leverage ratio was 8.8% at March 31, 2006 compared to 8.7% at December 31, 2005.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

The Company has relied on wholesale funding and issued trust preferred securities to support its growth in the past. The Company will continue to evaluate funding alternatives as necessary to support future growth.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines totaled approximately $8 million, of which $275,000 were outstanding at March 31, 2006.  Federal funds purchased during the first three months of 2006 averaged $942,000 compared to an average of $816,000 during the same period in 2005.  At March 31, 2006 and December 31, 2005, the Company had $34.9 million and $34.3 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $219.7 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  The Company utilized the credit line for both overnight and long-term funding throughout the first three months of 2006.  Overnight and long-term advances averaged $28.2 million and $55.1 million, respectively, for the three months ended March 31, 2006.

At March 31, 2006, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 28.5% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit decreased $2.3 million to $91.3 million at March 31, 2006 compared to $93.6 million at December 31, 2005.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $3.0 million at March 31, 2006.  This amount is a decrease from $3.7 million at December 31, 2005.

Contractual obligations decreased $2.7 million to $80.0 million at March 31, 2006 compared to $82.7 million at December 31, 2005.  This change results from maturities on certain long-term debt obligations and decreases in operating lease obligations.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  A parallel and pro rata shift in rates over a 12-month period is assumed.  The following reflects the range of the Company’s net interest income sensitivity analysis during the three months ended March 31, 2006 and the year ended December 31, 2005.

For the Three Months Ended March 31, 2006

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(1.83%)

(1.83%)

(1.83%)

- 200 bp

 2.91%

2.91%

2.91%

For the Year Ended December 31, 2005

Rate Change

Estimated Net Interest Income Sensitivity

High

Low

Average

+ 200 bp

(3.14%)

(1.66%)

(2.45%)

- 200 bp

 1.72%

(0.24%)

0.57%

At March 31, 2006, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 1.83% on average.  For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could increase by 2.91% on average.  While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2005, the Company’s balance sheet has grown by $22.1 million.  Increased borrowings from the Federal Home Loan Bank have provided the funding for the growth in the loan portfolio.  The Company’s interest rate profile is liability sensitive bias for the next 12 months.  The profile then shifts toward intermediate and long term asset sensitivity over a “one to two year” and “beyond two year” time frame, respectively.  Based upon a March 31, 2006 simulation, the Company could expect an average negative impact to net interest income of $492,000 over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, the Company could expect an average positive impact to net interest income of $782,000 over the next 12 months.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A.  Risk Factors

As of May 10, 2006, there were no material changes to the risk factors previously disclosed in the 2005 Form 10K.

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

Date:  May 10, 2006

/s/ Joseph L. Boling

Joseph L. Boling

Chairman of the Board & CEO

Date:  May 10, 2006

/s/ Kathleen J. Chappell

Kathleen J. Chappell

Senior Vice President & CFO

EXHIBIT INDEX

Exhibits

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350