Form 10-Q
period 2006-06-30
MIDDLEBURG FINANCIAL CORP
filed 2006-08-09
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 4,485,605 shares of Common Stock as of August 9, 2006

MIDDLEBURG FINANCIAL CORPORATION

                                                               PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2006	2005
Assets:
Cash and due from banks	$17,551	$15,465
Interest-bearing deposits in banks	563	160
Federal funds sold	300	—
Securities (fair value: June 30, 2006,
$145,921, December 31, 2005, $149,616)	145,910	149,591
Loans, net of allowance for loan losses of $5,453 in 2006
and $5,143 in 2005	551,825	520,511
Premises and equipment, net	18,402	18,656
Accrued interest receivable and other assets	36,473	35,528

Total assets	$771,024	$739,911

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$140,019	$128,641
Savings and interest bearing demand deposits	256,182	273,570
Time deposits	165,367	149,221
Total deposits	$561,568	$551,432

Securities sold under agreements to repurchase	36,939	34,317
Federal Home Loan Bank advances	44,000	24,100
Long-term debt	55,000	57,500
Trust preferred capital notes	15,465	15,465
Accrued interest payable and other liabilities	3,371	3,621
Total liabilities	$716,343	$686,435

Shareholders’ Equity:
Common stock, par value $2.50 per
share, authorized 20,000,000 shares;
issued and outstanding at June 30, 2006 - 3,809,053
issued and outstanding at December 31, 2005 - 3,806,053	$9,523	$9,515
Capital surplus	5,459	5,431
Retained earnings	41,984	39,281
Accumulated other comprehensive loss, net	(2,285)	(751)
Total shareholders’ equity	$54,681	$53,476

Total liabilities and shareholders’ equity	$771,024	$739,911

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited		Unaudited
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Interest and Dividend Income
Interest and fees on loans	$ 18,374	$ 12,678	$ 9,508	$ 6,894
Interest on investment securities
Taxable	1	1	-	-
Exempt from federal income taxes	46	65	24	30
Interest on securities available for sale
Taxable	2,643	2,804	1,314	1,372
Exempt from federal income taxes	696	731	346	366
Dividends	174	155	99	84
Interest on federal funds sold and other	21	11	11	7
Total interest income	$ 21,955	$ 16,445	$ 11,302	$ 8,753
Interest Expense
Interest on deposits	$ 5,166	$ 2,356	$ 2,641	$ 1,418
Interest on securities sold under agreements to repurchase	729	376	406	207
Interest on short-term borrowings	1,024	504	681	320
Interest on long-term debt	1,708	1,479	857	701
Total interest expense	$ 8,627	$ 4,715	$ 4,585	$ 2,646
Net interest income	$ 13,328	$ 11,730	$ 6,717	$ 6,107
Provision for Loan Losses	363	1,141	113	669
Net interest income after provision
for loan losses	$ 12,965	$ 10,589	$ 6,604	$ 5,438
Other Income
Trust and investment advisory fee income	$ 2,075	$ 1,920	$ 1,004	$ 977
Service charges on deposits	910	838	474	448
Net gains (losses) on securities available for sale	1	(21)	1	(21)
Commissions on investment sales	360	366	167	161
Equity in earnings of affiliate	431	605	328	411
Bank owned life insurance	213	232	109	120
Other service charges, commissions and fees	313	240	153	130
Other operating income	40	60	16	38
Total other income	$ 4,343	$ 4,240	$ 2,252	$ 2,264
Other Expense
Salaries and employee benefits	$ 6,824	$ 6,280	$ 3,347	$ 3,121
Net occupancy expense of premises	1,531	1,377	790	675
Other taxes	250	231	125	114
Amortization	209	209	105	105
Computer operations	468	432	235	226
Other operating expenses	2,133	1,906	1,267	1,074
Total other expense	$ 11,415	$ 10,435	$ 5,869	$ 5,315

Income before income taxes	$ 5,893	$ 4,394	$ 2,987	$ 2,387
Income taxes	1,743	1,248	885	650
Net income	$ 4,150	$ 3,146	$ 2,102	$ 1,737

Net income per share, basic	$ 1.09	$ 0.83	$ 0.55	$ 0.46
Net income per share, diluted	$ 1.06	$ 0.81	$ 0.54	$ 0.45
Dividends per share	$ 0.38	$ 0.38	$ 0.19	$ 0.19

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2006 and 2005

(In Thousands, Except Share Data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balances - December 31, 2004	$ 9,523	$ 5,684	$ 34,997	$ 1,358		$ 51,562
Comprehensive Income
Net income			3,146		$ 3,146	3,146
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $131)					(255)
Reclassification adjustment for losses
realized in net income (net of tax, $7)					14
Change in fair value of derivatives for interest
rate swap (net of tax, $39)					76
Other comprehensive loss (net of tax, $85)				(165)	$ (165)	(165)
Total comprehensive income					$ 2,981
Cash dividends declared			(1,444)			(1,444)
Repurchase of common stock (11,000 shares)	(27)	(380)				(407)
Issuance of common stock (3,000 shares)	7	26				33
Balances – June 30, 2005	$ 9,503	$ 5,330	$ 36,699	$ 1,193		$ 52,725
Balances - December 31, 2005	$ 9,515	$ 5,431	$ 39,281	$ (751)		$ 53,476
Comprehensive Income
Net income			4,150		$ 4,150	4,150
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $773)					(1,500)
Reclassification adjustment for gains
realized in net income (net of tax, $0)					(1)
Change in fair value of derivatives for interest
rate swap (net of tax, $17)					(33)
Other comprehensive loss (net of tax, $790)				(1,534)	$ (1,534)	(1,534)
Total comprehensive income					$ 2,616
Cash dividends declared			(1,447)			(1,447)
Issuance of common stock (3,000 shares)	8	28				36
Balances – June 30, 2006	$ 9,523	$ 5,459	$ 41,984	$ (2,285)		$ 54,681

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 4,150	$ 3,146
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	363	1,141
Depreciation and amortization	913	776
Equity in (distributed) undistributed earnings of affiliate	201	(391)
Net loss (gains) on securities available for sale	(1)	21
Net loss on disposal of premises and equipment	6	2
Premium amortization on securities, net	33	12
Originations of loans held for sale	--	(88,084)
Proceeds from sales of loans held for sale	--	109,391
(Increase) in other assets	(790)	(367)
(Decrease) increase in other liabilities	(173)	44
Net cash provided by operating activities	$ 4,702	$ 25,691
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and calls on investment securities	$ 159	$ 574
Proceeds from maturity, principal paydowns and
calls of securities available for sale	9,383	13,350
Proceeds from sale of securities available for sale	5,925	12,507
Purchase of securities available for sale	(14,092)	(16,609)
Net (increase) in loans	(31,677)	(117,516)
Purchase of premises and equipment	(358)	(1,686)
Proceeds from sale of premises and equipment	--	1
Net cash (used in) investing activities	$ (30,660)	$ (109,379)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand deposits, NOW accounts, and savings accounts	$ (6,010)	$ 38,067
Net increase in certificates of deposits	16,146	60,971
Net increase in federal funds purchased	--	1,225
Proceeds from Federal Home Loan Bank advances	205,275	190,525
Payment on Federal Home Loan Bank advances	(185,375)	(183,000)
Payment on long-term debt	(2,500)	(11,000)
Cash dividends paid	(1,447)	(1,446)
Issuance of common stock	36	33
Repurchase of common stock	--	(407)
Increase (decrease) in securities sold under agreements to repurchase	2,622	(8,920)
Net cash provided by financing activities	$ 28,747	$ 86,048
Increase in cash and cash equivalents	$ 2,789	$ 2,360
CASH AND CASH EQUIVALENTS
Beginning	15,625	15,007
Ending	$ 18,414	$ 17,367
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 8,552	$ 4,549
Income taxes	1,955	1,931
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	(2,274)	(365)
Change in fair value of interest rate swap	(50)	115

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2006, the results of operations for the three months and the six months ended June 30, 2006 and 2005 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) of Middleburg Financial Corporation (the “Company”). The results of operations for the three months and the six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Stock–Based Compensation Plan

As of June 30, 2006, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units. The 2006 Equity Compensation Plan was approved by the Company's shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan. Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company. The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan. The Company did not grant any stock-based compensation during the six months ended June 30, 2006.

The following table summarizes the activity of the outstanding grants made under the 1997 Stock Incentive Plan for the six months ended June 30, 2006.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	211,105	$ 17.74
Granted	-	-
Exercised	(3,000)	11.75
Forfeited	-	-
Outstanding at June 30, 2006	208,105	$ 17.83	4.85	$ 2,798,155
Exercisable at June 30, 2006	208,105	$ 17.83	4.85	$ 2,798,155

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

	Six Months Ended	Three Months Ended
	June 30, 2005	June 30, 2005
(In thousands, except per share data)
Net income, as reported	$ 3,146	$ 1,737
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(45)	(23)
Pro forma net income	$ 3,101	$ 1,714

Earnings per share:
Basic - as reported	$ 0.83	$ 0.46
Basic - pro forma	0.82	0.45
Diluted - as reported	0.81	0.45
Diluted - pro forma	0.79	0.44

Note 3.	Securities

Amortized costs and fair values of securities being held to maturity at June 30, 2006 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
(In Thousands)
Obligations of states and
political subdivisions	$ 1,543	$ 11	$ -	$ 1,554
Mortgage backed securities	34	-	-	34
	$ 1,577	$ 11	$ -	$ 1,588

                                                                                  8

Amortized costs and fair values of securities available for sale at June 30, 2006 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 8,439	$ -	$ (170)	$ 8,269
Corporate preferred stock	2,078	-	(3)	2,075
Obligations of states and
political subdivisions	29,331	744	(126)	29,949
Mortgage backed securities	86,586	13	(4,449)	82,150
Restricted Stock	6,483	-	-	6,483
Other	15,036	375	(4)	15,407
	$ 147,953	$ 1,132	$ (4,752)	$ 144,333

At June 30, 2006, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 314	$ (10)	$ 7,955	$ (160)
Obligations of states
and political subdivisions	3,583	(63)	1,425	(63)
Mortgage-backed
securities	25,432	(1,021)	52,429	(3,428)
Corporate preferred	- -	- -	2,075	(3)
Other	50	- -	46	(4)
Total temporarily
impaired securities	$ 29,379	$ (1,094)	$ 63,930	$ (3,658)

The unrealized losses in the portfolio as of June 30, 2006 are considered temporary and are a result of the current interest rate environment and not increased credit risk. Of the temporarily impaired securities, 95 are investment grade and one is non-rated. The federal agency mortgage-backed securities have the largest temporary impairment but are issued by government sponsored enterprises (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation). The non-rated security is a corporate trust preferred security that has a par value at maturity of $78,000. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability and intent to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Note 4.	Loan Portfolio

The consolidated loan portfolio was composed of the following:

	June 30,	December 31,
	2006	2005
	(In Thousands)

Commercial, financial and agricultural	$ 34,191	$ 28,388
Real estate construction	79,464	88,312
Real estate mortgage	427,522	390,970
Consumer installment	15,250	17,128
Total loans	556,427	524,798
Add: Deferred loan costs	851	856
Less: Allowance for loan losses	5,453	5,143
Net loans	$ 551,825	$ 520,511

The Company had $255,000 in non-performing assets at June 30, 2006.

Note 5.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	June 30,	December 31,
	2006	2005
	(In Thousands)
Balance at January 1	$ 5,143	$ 3,418
Provision charged to operating expense	363	1,744
Recoveries added to the allowance	30	60
Loan losses charged to the allowance	(83)	(79)
Balance at the end of the period	$ 5,453	$ 5,143

Note 6.             Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Six Months Ended				Three Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
		Per share		Per share		Per share		Per share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Basic EPS	3,808,420	$ 1.09	3,801,143	$ 0.83	3,809,053	$ 0.55	3,799,554	$ 0.46

Effect of dilutive
securities:
stock options	93,662		104,295		90,145		99,432
Diluted EPS	3,902,082	$ 1.06	3,905,438	$ 0.81	3,899,198	$ 0.54	3,898,986	$ 0.45

Note 7.	Segment Reporting

The Company operates in a decentralized fashion in two principal business activities: banking services and trust and investment advisory services. Revenue from banking activities consists primarily of interest earned on loans and investment securities, service charges on deposit accounts, and income recognized from the 41.8% investment of Middleburg Bank (the “Bank”) in Southern Trust Mortgage, LLC.

Middleburg Investment Group, Inc., the non-bank subsidiary of the Company, generates revenues from trust and investment advisory activities through its two subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, Inc. Trust and investment advisory revenue is comprised of fees based upon the market value of the accounts under administration.

The banking segment has assets in custody with Middleburg Trust Company and accordingly pays Middleburg Trust Company a monthly fee. The banking segment also pays interest to both Middleburg Trust Company and Middleburg Investment Advisors on deposit accounts that each company has at the Bank. Middleburg Investment Advisors pays the Company a management fee each month for accounting and other services provided. Transactions related to these relationships are eliminated to reach consolidated totals.

The following table presents segment information for the six months ended June 30, 2006 and 2005, respectively.

	For the Six Months Ended				For the Six Months Ended
	June 30, 2006				June 30, 2005

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 21,940	$ 34	$ (19)	$ 21,955	$ 16,430	$ 23	$ (8)	$ 16,445
Trust and investment advisory
fee income	-	2,124	(49)	2,075	-	1,973	(53)	1,920
Other income	2,288	1	(21)	2,268	2,346	(6)	(20)	2,320

Total operating income	24,228	2,159	(89)	26,298	18,776	1,990	(81)	20,685

Expenses:
Interest expense	8,646	-	(19)	8,627	4,723	-	(8)	4,715
Salaries and employee benefits	5,710	1,114	-	6,824	5,296	984	-	6,280
Provision for loan losses	363	-	-	363	1,141	-	-	1,141
Other expense	4,022	639	(70)	4,591	3,638	590	(73)	4,155

Total operating expenses	18,741	1,753	(89)	20,405	14,798	1,574	(81)	16,291

Income before income taxes	5,487	406	-	5,893	3,978	416	-	4,394
Provision for income taxes	1,569	174	-	1,743	1,067	181	-	1,248

Net income	$ 3,918	$ 232	$ -	$ 4,150	$ 2,911	$ 235	$ -	$ 3,146

Total assets	$ 765,331	$ 7,069	$ (1,376)	$ 771,024	$ 694,884	$ 7,383	$ (7,721)	$ 694,546
Capital expenditures	$ 320	$ 38	$ -	$ 358	$ 1,686	$ -	$ -	$ 1,686

The following table presents segment information for the three months ended June 30, 2006 and 2005, respectively.

	For the Three Months Ended				For the Three Months Ended
	June 30, 2006				June 30, 2005

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 11,295	$ 18	$ (11)	$ 11,302	$ 8,744	$ 12	$ (3)	$ 8,753
Trust and investment advisory
fee income	-	1,028	(24)	1,004	-	1,003	(26)	977
Other income	1,259	-	(11)	1,248	1,303	(6)	(10)	1,287

Total operating income	12,554	1,046	(46)	13,554	10,047	1,009	(39)	11,017

Expenses:
Interest expense	4,596	-	(11)	4,585	2,649	-	(3)	2,646
Salaries and employee benefits	2,796	551	-	3,347	2,624	497	-	3,121
Provision for loan losses	113	-	-	113	669	-	-	669
Other expense	2,234	323	(35)	2,522	1,928	302	(36)	2,194

Total operating expenses	9,739	874	(46)	10,567	7,870	799	(39)	8,630

Income before income taxes	2,815	172	-	2,987	2,177	210	-	2,387
Provision for income taxes	809	76	-	885	560	90	-	650

Net income	$ 2,006	$ 96	$ -	$ 2,102	$ 1,617	$ 120	$ -	$ 1,737

Total assets	$ 765,331	$ 7,069	$ (1,376)	$ 771,024	$ 694,884	$ 7,383	$ (7,721)	$ 694,546
Capital expenditures	$ 77	$ 23	$ -	$ 100	$ 539	$ -	$ -	$ 539

Note 8.	Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Pension Benefits
	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)

Service cost	$ 337	$ 296	$ 168	$ 148
Interest cost	120	108	60	54
Expected return on plan assets	(184)	(155)	(92)	(78)
Amortization of net obligation
at transition	(2)	(2)	(1)	(1)
Amortization of net loss	13	21	7	11
Net periodic benefit cost	$ 284	$ 268	$ 142	$ 134

The Company previously disclosed in the 2005 Form 10-K that it expected to contribute $428,000 to its pension plan in 2006. As of June 30, 2006, no contributions have been made. The Company plans to make all required contributions for 2006.

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

The Company does not expect the adoption of SFAS No. 156 at the beginning of 2007 to have a material impact.

Note 10.	Subsequent Event

In July 2006, the Company issued 676,552 shares of its common stock in an underwritten public offering. The public price of $31.00 per share, less the underwriters’ commissions and expenses of the offering, resulted in net proceeds of $19.7 million to the Company. The Company used the proceeds to increase its equity and to provide additional equity capital to the Bank to support the growth of operations.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at June 30, 2006 and results of operations of the Company for the three months and the six months ended June 30, 2006 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2005 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc. The Bank is a community bank serving the Virginia counties of Loudoun, Fairfax and Fauquier with seven full service financial service centers and one limited service center. Middleburg Investment Group is a non-bank holding company with two wholly owned subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, Inc. Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains additional offices in several of the Company’s financial service centers. Middleburg Investment Advisors is a registered investment advisor headquartered in Alexandria, Virginia.

With the creation of Middleburg Investment Group, the Company has expanded the integration of Middleburg Trust Company, Middleburg Investment Advisors and the bank’s investment services department into a more focused wealth management program for all of its clients. The Company intends to make each of its wealth management services available within all of its financial service centers. Also, through the affiliation with Southern Trust Mortgage, the Bank may continue to increase its loan portfolio by purchasing high credit quality, low loan to value first deeds of trusts on residential property. The Bank plans to continue its focus on low cost deposit growth with advertising campaigns and product development. Management has developed a growth strategy that includes expansion into Sterling, Virginia (Loudoun County) in 2007. Other markets under consideration include Herndon and Chantilly (Fairfax County). Management will look for key lenders in those markets to join its team to generate earning assets and awareness prior to the facility opening.

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Middleburg Trust Company and Middleburg Investment Advisors generate fee income by providing investment management and trust services to its clients. Investment management and trust fees are generally based upon the value of assets under management and, therefore, can be significantly affected by fluctuation in the values of securities caused by changes in the capital markets.

Net income for the six months ended June 30, 2006 increased to $4.2 million from $3.1 million for the six months ended June 30, 2005. Annualized returns on average assets and equity for the six months ended June 30, 2006 were 1.1% and 15.2%, respectively, compared to 1.0% and 12.2% for the same period in 2005. The Company’s continued focus on loan growth resulted in an increase in interest income. Interest and fees on loans increased 44.9% for the six months ended June 30, 2006 to $18.4 million, compared to $12.7 million for the same period in 2005. Core operations have been impacted by increased funding costs. Total interest expense was $8.6 million for the six months ended June 30, 2006, compared to $4.7 million for the six months ended June 30, 2005. Trust and investment advisory fees increased 8.1% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Total other expense was $11.4 million for the six months ended June 30, 2006 compared to $10.4 million for the same period in 2005.

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

Intangibles and Goodwill

The Company had approximately $5.7 million in intangible assets and goodwill at June 30, 2006, a decrease of $169,000 since December 31, 2005. On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years. The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $5.7 million in intangible assets and goodwill at June 30, 2006 was attributable to the Company’s investment in Middleburg Trust Company.

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

Financial Condition

Assets

Total assets for the Company increased to $771.0 million at June 30, 2006, compared to $739.9 million at December 31, 2005, representing an increase of $31.1 million or 4.2%. The increase was the result of continued growth in the loan portfolio. Total average assets increased 17.9% from $639.3 million for the six months ended June 30, 2005 to $753.8 million for the same period in 2006. Average shareholders’ equity increased 6.0% or $3.1 million over the same periods.

Loans

Total loans at June 30, 2006 were $556.4 million, an increase of $31.6 million from the December 31, 2005 amount of $524.8 million. Real estate mortgage loans were $427.5 million at June 30, 2006 or 76.8% of total loans. The growth in real estate mortgage loans was largely in the category of non-farm, non-residential loans, which increased $28.9 million from the December 31, 2005 amount of $177.2 million. Additional lenders, a solid local economy, the relationship with Southern Trust Mortgage and referrals arising from the success of the business model have contributed to the loan growth experienced. Net charge-offs were $53,000 for the six months ended June 30, 2006. The provision for loan losses for the six months ended June 30, 2006 was $363,000 compared to $1.1 million for the same period in 2005. The 2005 provision amount was the result of the $116.4 million increase in total loans for the six months ended June 30, 2005. The allowance for loan losses was $5.5 million or 0.98% of total loans outstanding at June 30, 2006.

Investments

The investment portfolio decreased to $145.9 million at June 30, 2006 compared to $149.6 million at December 31, 2005. The decrease is primarily due to a decline in market value of the securities in the portfolio of $2.3 million from the December 31, 2005 amount. As discussed in Note 3 of the Notes to Consolidated Financial Statements included in this report, management believes the decline at June 30, 2006 to be temporary. The Company plans to maintain the investment portfolio at an amount comparable to the December 31, 2005 amount. At June 30, 2006, the tax equivalent yield on the investment portfolio was 5.4%.

Premises and Equipment

Premises and equipment decreased $254,000 from $18.7 million at December 31, 2005 to $18.4 million at June 30, 2006.

Other Assets

The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $11.8 million, and the Bank’s investment in Southern Trust Mortgage, in the amount of $9.7 million, at June 30, 2006. Goodwill and identified intangibles of $5.7 million related to the acquisitions of Middleburg Trust Company and Middleburg Investment Advisors are included in other assets as of June 30, 2006. The Bank’s ownership interest in Southern Trust Mortgage changed on January 1, 2006 with the withdrawal of one of the partners in Southern Trust Mortgage. The Bank’s new ownership interest is 41.8% as of June 30, 2006 compared to 40.0% as of December 31, 2005.

Deposits

Total deposits increased $10.2 million to $561.6 million at June 30, 2006 from $551.4 million at December 31, 2005. Average deposits for the six months ended June 30, 2006 increased 20.7% or $93.9 million compared to average deposits for the six months ended June 30, 2005. Average interest bearing demand deposits were $145.9 million for the six months ended June 30, 2006 compared to $82.4 million for the six months ended June 30, 2005.

During 2005, the Company developed three high yield deposit products, a savings account, a business money market account and an interest bearing checking account. The new products had a combined balance of $99.1 million at June 30, 2006 compared to $93.0 million at December 31, 2005. The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $23.1 million at June 30, 2006, compared to $22.8 million at December 31, 2005, and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet. Excluding the Tredegar Institutional Select product, savings and interest bearing demand deposits decreased by $17.9 million from December 31, 2005 to June 30, 2006.

Time deposits increased $16.1 million from December 31, 2005 to $165.4 million at June 30, 2006. Time deposits include brokered certificates of deposit of $25.2 million with maturities ranging from one to four years. In May 2006, the Company returned to the brokered certificate of deposit market as an alternative to long-term borrowings. The new issuances, totaling $11.4 million, have maturity dates ranging from 12 to 24 months. Securities sold under agreements to repurchase (“Repo Accounts”) increased $2.6 million from $34.3 million at December 31, 2005 to $36.9 million at June 30, 2006. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and all Tredegar Institutional Select accounts maintained by business clients.

Borrowings

Cash flow from the investment portfolio and additional Federal Home Loan Bank (“FHLB”) borrowings funded the Company’s asset growth experienced during the six months ended June 30, 2006. FHLB overnight advances were $44.0 million at June 30, 2006 compared to $24.1 million at December 31, 2005. FHLB long-term advances decreased to $55.0 million at June 30, 2006 from $57.5 million at December 31, 2005.

Capital

Shareholders’ equity was $54.7 million at June 30, 2006. This amount represents an increase of 2.2% from the December 31, 2005 amount of $53.5 million. The book value per common share was $14.36 at June 30, 2006 and $14.05 at December 31, 2005. As discussed in Note 10 of the Notes to Consolidated Financial Statements included in this report, the Company issued 676,552 shares of its common stock in July 2006.  The public price of $31.00 per share, less the underwriters' commissions and expenses of the offering, resulted in net proceeds of $19.7 million to the Company.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $13.3 million for the first six months of 2006 compared to $11.7 million for the same period in 2005, an increase of 13.6%. Interest income increased 33.5% and interest expense increased 83.0% when comparing the six months ended June 30, 2006 to June 30, 2005. Total interest income for the three months ended June 30, 2006 was $11.3 million compared to $8.8 million for the three months ended June 30, 2005. Interest expense was $4.6 million for the three months ended June 30, 2006 compared to $2.6 million for the same period in 2005.  Average earning assets increased $110.0 million from $580.5 million for the six months ended June 30, 2005 to $690.5 million for the six months ended June 30, 2006.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities as of June 30, 2006. Non-accrual loans are included in the loan balances.

Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30,
		2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 117,781	$ 2,818	4.82%	$ 136,488	$ 2,942	4.35%
Tax-exempt (2) (3)	30,678	1,124	7.39%	33,395	1,231	7.43%
Total securities	$ 148,459	$ 3,942	5.35%	$ 169,883	$ 4,173	4.95%
Loans:
Taxable	$ 541,039	$ 18,371	6.85%	$ 409,564	$ 12,672	6.24%
Tax-exempt (2)	98	4	8.23%	218	9	8.33%
Total loans	$ 541,137	$ 18,375	6.85%	$ 409,782	$ 12,681	6.24%
Federal funds sold	797	17	4.30%	518	7	2.73%
Interest-bearing deposits in
other financial institutions	150	4	5.38%	338	4	2.39%
Total earning assets	$ 690,543	$ 22,338	6.52%	$ 580,521	$ 16,865	5.86%
Less: allowances for credit losses	(5,275)			(3,833)
Total nonearning assets	68,520			62,607
Total assets	$ 753,788			$ 639,295

Liabilities
Interest-bearing deposits:
Checking	$ 145,935	$ 1,620	2.24%	$ 82,423	$ 278	0.68%
Regular savings	57,637	483	1.69%	32,849	84	0.52%
Money market savings	71,885	339	0.95%	90,711	252	0.56%
Time deposits:
$100,000 and over	79,525	1,627	4.13%	72,922	1,012	2.80%
Under $100,000	61,241	1,097	3.61%	54,565	730	2.70%
Total interest-bearing deposits	$ 416,223	$ 5,166	2.50%	$ 333,470	$ 2,356	1.42%

Federal Home Loan Bank advances	$ 39,624	$ 1,001	5.09%	$ 31,788	$ 486	3.08%
Securities sold under agreements
to repurchase	37,507	729	3.92%	33,422	376	2.27%
Long-term debt	70,493	1,708	4.89%	65,203	1,479	4.57%
Federal Funds purchased	918	23	5.05%	1,183	18	3.07%
Total interest-bearing liabilities	$ 564,765	$ 8,627	3.08%	$ 465,066	$ 4,715	2.04%
Non-interest bearing liabilities:
Demand deposits	130,370			119,210
Other liabilities	3,570			3,065
Total liabilities	$ 698,705			$ 587,341
Shareholders’ equity	55,083			51,954
Total liabilities and shareholders’
Equity	$ 753,788			$ 639,295

Net interest income		$ 13,711			$ 12,150

Interest rate spread	3.44%	3.82%
Interest expense as a percent of
average earning assets	2.52%	1.64%
Net interest margin	4.00%	4.22%

(1) All yields and rates have been annualized on a 365 day year.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

                                            Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30,
		2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 116,889	$ 1,413	4.85%	$ 133,650	$ 1,448	4.35%
Tax-exempt (2) (3)	30,460	561	7.39%	32,959	611	7.44%
Total securities	$ 147,349	$ 1,974	5.37%	$ 166,609	$ 2,059	4.96%
Loans:
Taxable	$ 550,695	$ 9,506	6.92%	$ 440,241	$ 6,891	6.28%
Tax-exempt (2)	95	2	8.44%	215	4	7.46%
Total loans	$ 550,790	$ 9,508	6.92%	$ 440,456	$ 6,895	6.28%
Federal funds sold	862	9	4.19%	740	5	2.71%
Interest-bearing deposits in
other financial institutions	191	3	6.30%	237	2	3.38%
Total earning assets	$ 699,192	$ 11,494	6.59%	$ 608,042	$ 8,961	5.91%
Less: allowances for credit losses	(5,387)			(4,149)
Total nonearning assets	68,750			63,758
Total assets	$ 762,555			$ 667,651

Liabilities
Interest-bearing deposits:
Checking	$ 143,506	$ 807	2.26%	$ 83,235	$ 143	0.69%
Regular savings	55,776	229	1.65%	35,262	65	0.74%
Money market savings	69,603	166	0.96%	91,157	142	0.62%
Time deposits:
$100,000 and over	78,846	851	4.33%	78,319	590	3.02%
Under $100,000	62,780	588	3.76%	65,074	478	2.95%
Total interest-bearing deposits	$ 410,511	$ 2,641	2.58%	$ 353,047	$ 1,418	1.61%

Federal Home Loan Bank advances	$ 50,964	$ 668	5.26%	$ 38,358	$ 308	3.22%
Securities sold under agreements
to repurchase	39,506	406	4.12%	34,010	207	2.44%
Long-term debt	70,465	857	4.88%	61,482	701	4.57%
Federal Funds purchased	894	13	5.83%	1,545	12	3.12%
Total interest-bearing liabilities	$ 572,340	$ 4,585	3.21%	$ 488,442	$ 2,646	2.17%
Non-interest bearing liabilities:
Demand deposits	131,481			124,532
Other liabilities	3,608			2,901
Total liabilities	$ 707,429			$ 615,875
Shareholders’ equity	55,125			51,776
Total liabilities and shareholders’
Equity	$ 762,554			$ 667,651

Net interest income		$ 6,909			$ 6,315

Interest rate spread			3.38%			3.74%
Interest expense as a percent of
average earning assets			2.63%			1.75%
Net interest margin			3.96%			4.17%

(1) All yields and rates have been annualized on a 365 day year.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Interest income from loans increased $5.7 million to $18.4 million for the six months ended June 30, 2006 compared to $12.7 million for the same period in 2005. For the three months ended June 30, 2006, interest income from loans was $9.5 million compared to $6.9 million for the three months ended June 30, 2005. The increase in loan interest income results from the amount of loan growth experienced since June 30, 2005. The tax equivalent weighted average yield of loans increased 64 basis points from 6.28% for the three months ended June 30, 2005 to 6.92% for the three months ended June 30, 2006.  For the six months ended June 30, 2006, the tax equivalent weighted average yield of loans increased 61 basis points to 6.85% compared to 6.24% for the same period in 2005. The net increase to the portfolio of $31.3 million during the first six months of 2006 and the recent increases in the prime lending rate helped mitigate the impact of record low interest rates on fixed rate loan products to the Company. Approximately $110.5 million, or 19.9%, of total loans at June 30, 2006 are tied to the Wall Street Journal prime interest rate.

Interest income from the investment portfolio decreased by $196,000 to $3.6 million for the six month period ended June 30, 2006 from $3.8 million for the six month period ended June 30, 2005. This is the result of the Company’s strategy of using the cash received from principal pay-downs, maturities and calls of securities during 2005 to fund loan growth instead of reinvesting in securities.  For the six months ended June 30, 2006, the tax equivalent yield on securities was 5.35% compared to 4.95% for the same period in 2005.  The tax equivalent yield on securities for the three months ended June 30, 2006 increased 41 basis points to 5.37% compared to the June 30, 2005 yield of 4.96%. The increase in yield helped to offset the impact of the decrease in the size of the portfolio. For 2006, management plans to maintain the balance in the investment portfolio at or near current levels through reinvestment in securities with weighted average lives that typically do not exceed three years.

Total interest expense on deposits increased $2.8 million to $5.2 million for the six months ended June 30, 2006, compared to $2.4 million for the same period in 2005. Although interest expense on deposits for the three months ended June 30, 2006, increased $1.2 million or 86.3% compared to the same period in 2005, when compared to the three months ended March 31, 2006, the increase was $116,000 or 4.6%.  Average deposits increased $93.9 million from $452.7 million for the six months ended June 30, 2005 to $546.6 million for the six months ended June 30, 2006. Competition and the rising rate environment continued to exert upward pressures on the cost of deposits, thus resulting in increased levels of interest expense. The mix of demand and savings deposits versus time deposits changed slightly to approximately 70.6% in savings and demand deposits, versus 29.4% in time deposits at June 30, 2006. At June 30, 2005, the mix had been 72.9% in savings and demand deposits, versus 27.1% in time deposits.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, increased $199,000 from the three months ended June 30, 2005 to $406,000 for the three months ended June 30, 2006. For the six months ended June 30, 2006, interest expense for securities sold under agreements to repurchase was $729,000 compared to $376,000 for the same period in 2005.  Tredegar Institutional Select earns interest at a rate equal to approximately 90% of the Federal Home Loan Bank of Atlanta’s overnight rate. Interest expense related to borrowed funds increased $749,000 from $2.0 million for the six months ended June 30, 2005 to $2.7 million for the six months ended June 30, 2006.

The net interest margin, on a tax equivalent basis, was 4.00% for the six months ended June 30, 2006 compared to 4.22% for the same period in 2005. The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2006 and 2005 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below. The decline in tax equivalent net interest margin was attributed to both the lower yields earned on loans due to the flattening of the yield curve and the steady rise in shorter term interest rates on deposits and borrowed money to fund the earning asset growth. The Company’s total average earning assets increased $110.0 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. Tax equivalent interest income increased $5.4 million to $22.3 million for the six months ended June 30, 2006 from $16.9 million for the same period in 2005.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
GAAP measures:
Interest Income – Loans	$ 18,374	$ 12,678	$ 9,508	$ 6,894
Interest Income - Investments & Other	3,581	3,767	1,794	1,859
Interest Expense – Deposits	5,166	2,356	2,641	1,418
Interest Expense - Other Borrowings	3,461	2,359	1,944	1,228
Total Net Interest Income	$ 13,328	$ 11,730	$ 6,717	$ 6,107
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Loans	$ 1	$ 3	$ --	$ 1
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	382	410	192	204
Tax Benefit Realized on Non-Taxable Interest Income - Corporate Securities	--	7	--	3
Total Tax Benefit Realized on Non-Taxable Interest Income	$ 383	$ 420	$ 192	$ 208

Total Tax Equivalent Net Interest Income	$ 13,711	$ 12,150	$ 6,909	$ 6,315

Other Income

Other income, which includes commissions, service charges and fees, increased 2.4% to $4.3 million for the first six months of 2006 compared to $4.2 million for the same period in 2005.

Commissions and fees from trust and investment advisory activities increased 8.1% or $155,000 to $2.1 million for the six month period ended June 30, 2006 compared to $1.9 million for the same period in 2005. Consolidated investment advisory fees provided by Middleburg Investment Advisors totaled $1.1 and $1.0 million for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, assets under management at Middleburg Investment Advisors had increased $3.7 million from $559.9 million at June 30, 2005 to $563.7 million. Consolidated fiduciary fees for services, provided by Middleburg Trust Company, increased 9.5% to $981,000 for the six months ended June 30, 2006 from $896,000 for the six months ended June 30, 2005. At June 30, 2006, Middleburg Trust Company managed $606.5 million in assets, including intercompany assets of $117.2 million, an decrease of 1.6% or $9.6 million from assets under administration of $616.1 million, including intercompany assets of $140.4 million, at June 30, 2005. Fiduciary fees are based upon the market value of the accounts under administration.

Service charges on deposits increased 8.6% to $910,000 for the six months ended June 30, 2006, compared to $838,000 for the same period in 2005. In particular, ATM and Visa check card fees and overdraft fees increased approximately $38,000 and $29,000, respectively, for the six months ended June 30, 2006 when compared to the same period in 2005. Other service charges, commissions and fees, which include certain loan fees and other retail banking fees, increased $73,000 or 30.4% to $313,000 for the six months ended June 30, 2006 when compared to the same period in 2005. Loan processing fees and safe deposit box rent, which are included in other service charges, increased $50,000 and $17,000, respectively, for the six months ended June 30, 2006 compared to the same period in 2005. The increase in loan processing fees is the result of the increase in the loan portfolio. The increase in safe deposit box rent is the result of additional boxes available for rent and an increase in rental fee amounts.

Commissions on investment sales decreased 1.6% to $360,000 for the six months ended June 30, 2006, compared to $366,000 for the six months ended June 30, 2005. The Company currently has three financial consultants who are available to each of the Company’s facilities, compared to five financial consultants in 2005.

Equity in earnings from affiliate, which reflects the 41.8% ownership interest in Southern Trust Mortgage, comprised 9.9% of total other income for the six months ended June 30, 2006 compared to 14.3% for the six months ended June 30, 2005. Southern Trust Mortgage closed $442.5 million in loans the first six months of 2006 with 61.2% of its production attributable to purchase money financings. For the same period in 2005, Southern Trust Mortgage closed $462.3 million in loans with 65.7% of its production attributable to purchase money financings.

In addition to equity earnings from Southern Trust Mortgage, the Bank also receives rental and data processing fees and interest on the outstanding balance of loan participations with Southern Trust Mortgage. These amounts are included in other operating income. For the six month periods ending June 30, 2006 and 2005, the rental and data processing income earned from Southern Trust Mortgage was $16,000 and $27,000, respectively.

Income earned from the Bank’s $11.8 million investment in Bank Owned Life Insurance (BOLI) contributed $213,000 to total other income for the six months ended June 30, 2006. The Company purchased $6.0 million of BOLI in the third quarter of 2004 and $4.8 million in the fourth quarter of 2004 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead. Total other expense increased 9.4% or $980,000 from $10.4 million for the six months ended June 30, 2005 to $11.4 million for the six months ended June 30, 2006. However, when taken as a percentage of total average assets for the six months ended June 30, 2006, the June 30, 2006 other expense was 1.5% of total average assets, a decrease from 1.6% for the same period in 2005.

Salaries and employee benefits increased 8.7% when comparing the six months ended June 30, 2006 to the six months ended June 30, 2005. Additions to staff to support business development, retail branching and the formation of a wealth management team have contributed to the increase in salaries and employee benefits. Several experienced commercial lenders were hired to support business development efforts in both the Reston and Warrenton areas.

Net occupancy expense increased by $154,000 or 11.2% from $1.4 million for the six months ended June 30, 2005 to $1.5 million for the six months ended June 30, 2006. For the three months ended June 30, 2006, net occupancy expense increased $115,000 or 17.0% to $790,000.  As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Computer operations expense increased from $432,000 for the six months ended June 30, 2005 to $468,000 for the six months ended June 30, 2006. The increase is related to both additional software licensing for the set up of the new non-bank holding company, Middleburg Investment Group, and the costs associated with and increased cost of computer related maintenance contracts.

Other tax expense increased 8.2% to $250,000 for the six months ended June 30, 2006 from $231,000 for the six months ended June 30, 2005. The increase was mainly the result of the Bank’s franchise tax, which is paid to the state in lieu of an income tax and is based on the Bank’s equity capital.

Other expense increased 11.9% or $227,000 to $2.1 million for the six months ended June 30, 2006 from $1.9 million for the six months ended June 30, 2005. The increase resulted from small increases in various expense categories, including advertising, courier services and legal, due to the Company’s growth.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2006 was $5.5 million compared to $4.6 million at June 30, 2005. The allowance for loan losses was 0.98% of total loans outstanding at June 30, 2006 and June 30, 2005. The provision for loan losses was $363,000 for the six months ended June 30, 2006. The provision was $1.1 million for the six months ended June 30, 2005.  For the six months ended June 30, 2006, net loan charge-offs totaled $53,000, compared to net loan recoveries of $4,000 for the same period in 2005. There were no loans past due 90 days or more at June 30, 2006. Non-performing loans were $255,000 at June 30, 2006, compared to $92,000 at June 30, 2005, and consisted of two loans which were repaid in July 2006. Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at June 30, 2006. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at June 30, 2006 and December 31, 2005 was $54.6 million and $53.5 million, respectively. Total common shares outstanding at June 30, 2006 were 3,809,053.

At June 30, 2006, the Company’s tier 1 and total risk-based capital ratios were 10.9% and 11.7%, respectively, compared to 11.1% and 12.0% at December 31, 2005. The Company’s leverage ratio was 8.8% at June 30, 2006 compared to 8.7% at December 31, 2005. The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

In July 2006, the Company issued 676,552 shares of its common stock in an underwritten public offering. The public price of $31.00 per share, less the underwriters’ commissions and expenses of the offering, resulted in net proceeds of $19.7 million to the Company. The net proceeds will allow the Company to continue to grow, while remaining well within the regulatory guidelines definition of well capitalized.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Company maintains federal funds lines with large regional and money-center banking institutions. These available lines totaled approximately $8 million, of which none were outstanding at June 30, 2006. Federal funds purchased during the first six months of 2006 averaged $918,000 compared to an average of $1.2 million during the same period in 2005. At June 30, 2006 and December 31, 2005, the Company had $36.9 million and $34.3 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $226.3 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Company utilized the credit line for both overnight and long-term funding throughout the first six months of 2006. Overnight and long-term advances averaged $39.6 million and $70.5 million, respectively, for the six months ended June 30, 2006.

At June 30, 2006, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 29.0% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit increased $15.8 million to $109.4 million at June 30, 2006 compared to $93.6 million at December 31, 2005. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows. Standby letters of credit were $3.5 million at June 30, 2006. This amount is a decrease from $3.7 million at December 31, 2005.

Contractual obligations decreased $2.9 million to $79.8 million at June 30, 2006 compared to $82.7 million at December 31, 2005. This change results from maturities on certain long-term debt obligations and decreases in operating lease obligations.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	changes in interest rates and interest rate policies and the successful management of interest rate risk;
•	maintaining cost controls and asset qualities as the Company opens or acquires new facilities;
•	changes in general economic and business conditions in the Company’s market area;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Company;
•	changing trends in customer profiles and behavior;
•	maintaining capital levels adequate to support the Company’s growth; and
•	changes in banking and other laws and regulations applicable to the Company.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk, though it should be noted that the assets under management by Middleburg Trust Company are affected by equity price risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (“ALCO”) of the Bank. In this capacity, ALCO develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of the Company’s net interest income sensitivity analysis during the six months ended June 30, 2006 and the year ended December 31, 2005.

For the Six Months Ended June 30, 2006
Rate Change	Estimated Net Interest Income Sensitivity

	High	Low	Average
+ 200 bp	(2.77%)	(1.83%)	(2.30%)
- 200 bp	3.61%	2.91%	3.26%

For the Year Ended December 31, 2005
Rate Change	Estimated Net Interest Income Sensitivity

	High	Low	Average
+ 200 bp	(3.14%)	(1.66%)	(2.45%)
- 200 bp	1.72%	(0.24%)	0.57%

At June 30, 2006, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 2.77% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could increase by 3.61% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2005, the Company’s balance sheet has grown by $31.1 million. Increased deposits and increased borrowings from the Federal Home Loan Bank have provided the funding for the growth in the loan portfolio. The Company’s interest rate profile is liability sensitive bias for the next 12 months. The profile then shifts toward intermediate and long term asset sensitivity over a “one to two year” and “beyond two year” time frame, respectively. Based upon a June 30, 2006 simulation, the Company could expect an average negative impact to net interest income of $744,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Company could expect an average positive impact to net interest income of $972,000 over the next 12 months.

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

Item 1A.  Risk Factors

                As of August 9, 2006, there were no material changes to the risk factors previously disclosed in the 2005 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

                The Company held its Annual Meeting of Shareholders on Wednesday, April 26, 2006 in Middleburg, Virginia. The shareholders elected 12 directors for terms of one year each, approved the Company’s 2006 Equity Compensation Plan and ratified the appointment of the firm Yount, Hyde & Barbour, P.C. as independent auditors for the Company for the fiscal year ending December 31, 2006.

 The votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD
Howard M. Armfield	2,732,733	65,958
Henry F. Atherton, III	2,765,129	33,562
Joseph L. Boling	2,732,733	65,958
Childs Frick Burden	2,729,973	68,718
J. Lynn Cornwell, Jr.	2,728,702	69,989
Robert C. Gilkison	2,785,839	12,852
Louis G. Matrone	2,765,051	33,640
Keith W. Meurlin	2,770,791	27,900
Thomas W. Nalls	2,732,633	66,058
John Sherman	2,554,714	243,977
Millicent W. West	2,715,943	82,748
Edward T. Wright	2,796,019	2,672

The votes cast for, against or abstain, and broker non-votes for the approval of the Company’s 2006 Equity Compensation Plan were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
1,920,492	92,934	79,410	705,854

The votes cast for, against or abstain for the ratification of the appointment of the firm Yount, Hyde & Barbour, P.C. as independent auditors for the Company for the fiscal year ending December 31, 2006 were as follows:

FOR	AGAINST	ABSTAIN
2,777,753	350	20,588

There were no other matters presented to the Company’s shareholders during the quarter ended June 30, 2006.

Item 5.   Other Information

None

Item 6.   Exhibits

10.1

Middleburg Financial Corporation 2006 Equity Compensation Plan, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006, incorporated herein by reference.

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

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2006	/s/ Joseph L. Boling
Joseph L. Boling
Chairman of the Board & Chief Executive Officer

Date: August 9, 2006	/s/ Kathleen J. Chappell
Kathleen J. Chappell
Senior Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350