Form 10-Q
period 2006-09-30
MIDDLEBURG FINANCIAL CORP
filed 2006-11-09
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  4,505,605 shares of Common Stock as of November 9, 2006

MIDDLEBURG FINANCIAL CORPORATION

INDEX

Part I.	Financial Information	Page No.

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Shareholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	33

Part II.	Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures	35

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2006	2005
Assets:
Cash and due from banks	$ 14,624	$ 15,465
Interest-bearing deposits in other banks	273	160
Federal funds sold	800	--
Securities (fair value: September 30, 2006,
$144,550, December 31, 2005, $149,616)	144,540	149,591
Loans, net of allowance for loan losses of $5,513 in 2006
and $5,143 in 2005	557,803	520,511
Premises and equipment, net	18,214	18,656
Accrued interest receivable and other assets	36,299	35,528

Total assets	$ 772,553	$ 739,911

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$ 123,508	$ 128,641
Savings and interest bearing demand deposits	249,246	273,570
Time deposits	187,235	149,221
Total deposits	$ 559,989	$ 551,432

Securities sold under agreements to repurchase	32,906	34,317
Federal Home Loan Bank advances	26,700	24,100
Long-term debt	55,000	57,500
Trust preferred capital notes	15,465	15,465
Accrued interest payable and other liabilities	4,894	3,621
Total liabilities	$ 694,954	$ 686,435

Shareholders' Equity:
Common stock, par value $2.50 per
share, authorized 20,000,000 shares;
issued and outstanding at September 30, 2006 - 4,505,605
issued and outstanding at December 31, 2005 - 3,806,053	$ 11,264	$ 9,515
Capital surplus	23,667	5,431
Retained earnings	43,464	39,281
Accumulated other comprehensive loss, net	(796)	(751)
Total shareholders' equity	$ 77,599	$ 53,476

Total liabilities and shareholders' equity	$ 772,553	$ 739,911

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited		Unaudited
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Interest and Dividend Income
Interest and fees on loans	$ 28,217	$ 20,471	$ 9,843	$ 7,793
Interest on investment securities
Taxable	1	1	-	-
Exempt from federal income taxes	66	91	20	26
Interest on securities available for sale
Taxable	4,006	4,096	1,363	1,292
Exempt from federal income taxes	1,055	1,097	359	366
Dividends	267	225	93	70
Interest on federal funds sold and other	36	16	15	5
Total interest income	$ 33,648	$ 25,997	$ 11,693	$ 9,552
Interest Expense
Interest on deposits	$ 8,320	$ 4,299	$ 3,154	$ 1,943
Interest on securities sold under agreements to repurchase	1,119	619	390	243
Interest on short-term borrowings	1,488	812	464	308
Interest on long-term debt	2,607	2,185	899	706
Total interest expense	$ 13,534	$ 7,915	$ 4,907	$ 3,200
Net interest income	$ 20,114	$ 18,082	$ 6,786	$ 6,352
Provision for Loan Losses	418	1,458	55	317
Net interest income after provision
for loan losses	$ 19,696	$ 16,624	$ 6,731	$ 6,035
Other Income
Trust and investment advisory fee income	$ 3,060	$ 2,902	$ 985	$ 982
Service charges on deposits	1,381	1,302	471	464
Net gains on securities available for sale	1	252	-	273
Commissions on investment sales	462	513	102	147
Equity in earnings of affiliate	789	1,309	358	704
Bank owned life insurance	324	354	111	122
Other service charges, commissions and fees	452	400	140	160
Other operating income	87	109	46	49
Total other income	$ 6,556	$ 7,141	$ 2,213	$ 2,901
Other Expense
Salaries and employee benefits	$ 10,195	$ 9,510	$ 3,371	$ 3,230
Net occupancy expense of premises	2,274	2,083	743	706
Other taxes	375	347	125	116
Amortization	313	313	104	104
Computer operations	725	655	257	223
Other operating expenses	3,122	3,086	989	1,180
Total other expense	$ 17,004	$ 15,994	$ 5,589	$ 5,559

Income before income taxes	$ 9,248	$ 7,771	$ 3,355	$ 3,377
Income taxes	2,762	2,216	1,019	968
Net income	$ 6,486	$ 5,555	$ 2,336	$ 2,409

Net income per share, basic	$ 1.62	$ 1.46	$ 0.53	$ 0.63
Net income per share, diluted	$ 1.58	$ 1.42	$ 0.52	$ 0.62
Dividends per share	$ 0.57	$ 0.57	$ 0.19	$ 0.19

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2006 and 2005

(In Thousands, Except Share Data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balances - December 31, 2004	$ 9,523	$ 5,684	$ 34,997	$ 1,358		$ 51,562
Comprehensive Income
Net income			5,555		$ 5,555	5,555
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $528)					(1,025)
Reclassification adjustment for gains
realized in net income (net of tax, $86)					(166)
Change in fair value of derivatives for interest
rate swap (net of tax, $66)					127
Other comprehensive loss (net of tax, $548)				(1,064)	$ (1,064)	(1,064)
Total comprehensive income					$ 4,491
Cash dividends declared			(2,167)			(2,167)
Repurchase of common stock (11,000 shares)	(28)	(380)				(408)
Issuance of common stock (8,000 shares)	20	72				92
Balances – September 30, 2005	$ 9,515	$ 5,376	$ 38,385	$ 294		$ 53,570
Balances - December 31, 2005	$ 9,515	$ 5,431	$ 39,281	$ (751)		$ 53,476
Comprehensive Income
Net income			6,486		$ 6,486	6,486
Other comprehensive loss net of tax:
Unrealized holding gains arising during the
period (net of tax, $21)					41
Reclassification adjustment for gains
realized in net income (net of tax, $0)					(1)
Change in fair value of derivatives for interest
rate swap (net of tax, $44)					(85)
Other comprehensive loss (net of tax, $23)				(45)	$ (45)	(45)
Total comprehensive income					$ 6,441
Cash dividends declared			(2,303)			(2,303)
Issuance of common stock (699,552 shares)	1,749	18,236				19,985
Balances – September 30, 2006	$ 11,264	$ 23,667	$ 43,464	$ (796)		$ 77,599

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 6,486	$ 5,555
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	418	1,458
Depreciation and amortization	1,349	1,176
Equity in (distributed) undistributed earnings of affiliate	32	(846)
Net gains on securities available for sale	(1)	(252)
Net loss (gains) on disposal of premises and equipment	24	(11)
Premium amortization on securities, net	14	61
Originations of loans held for sale	--	(88,084)
Proceeds from sales of loans held for sale	--	109,391
Increase in other assets	(1,443)	(1,058)
Increase in other liabilities	1,216	541
Net cash provided by operating activities	$ 8,095	$ 27,931
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and calls on investment securities	$ 159	$ 830
Proceeds from maturity, principal paydowns and
calls of securities available for sale	14,359	21,144
Proceeds from sale of securities available for sale	8,702	21,446
Purchase of securities available for sale	(18,121)	(28,258)
Net (increase) in loans	(37,710)	(148,952)
Purchase of premises and equipment	(472)	(2,624)
Proceeds from sale of premises and equipment	--	16
Net cash (used in) investing activities	$ (33,083)	$ (136,398)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand deposits, NOW accounts, and savings accounts	$ (29,457)	$ 60,096
Net increase in certificates of deposits	38,014	35,090
Net increase in federal funds purchased	--	1,050
Proceeds from Federal Home Loan Bank advances	251,675	272,830
Payment on Federal Home Loan Bank advances	(249,075)	(258,230)
Proceeds from long-term debt	--	25,000
Payment on long-term debt	(2,500)	(21,000)
Cash dividends paid	(2,171)	(2,169)
Issuance of common stock	19,985	92
Repurchase of common stock	--	(408)
Increase (decrease) in securities sold under agreements to repurchase	(1,411)	906
Net cash provided by financing activities	$ 25,060	$ 113,257
Increase in cash and cash equivalents	$ 72	$ 4,790
CASH AND CASH EQUIVALENTS
Beginning	15,625	15,007
Ending	$ 15,697	$ 19,797
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 12,438	$ 7,630
Income taxes	3,432	3,044
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	(61)	(1,805)
Change in fair value of interest rate swap	(129)	193

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2006, the results of operations for the three months and the nine months ended September 30, 2006 and 2005 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) of Middleburg Financial Corporation (the “Company”). The results of operations for the three month and the nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Stock–Based Compensation Plan

As of September 30, 2006, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units. The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan. Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company. The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan. The Company did not grant any stock-based compensation during the nine months ended September 30, 2006.

The following table summarizes the activity of the outstanding grants made under the 1997 Stock Incentive Plan for the nine months ended September 30, 2006.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	211,105	$ 17.74
Granted	-	-
Exercised	(23,000)	11.75
Forfeited	-	-
Outstanding at September 30, 2006	188,105	$ 18.48	4.86	$ 2,928,795
Exercisable at September 30, 2006	188,105	$ 18.48	4.86	$ 2,928,795

The total intrinsic value of the “in-the-money” options exercised during the nine months ended September 30, 2006 was $470,000.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the fair value of those awards at the date of the grant and eliminates the choice to account for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Prior to January 1, 2006, no stock-based employee compensation cost was reflected in net income, as all options granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share for the period indicated if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prior to January 1, 2006.

	Nine Months Ended	Three Months Ended
	September 30, 2005	September 30, 2005
(In thousands, except per share data)
Net income, as reported	$ 5,555	$ 2,409
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(67)	(22)
Pro forma net income	$ 5,488	$ 2,387

Earnings per share:
Basic - as reported	$ 1.46	$ 0.63
Basic - pro forma	1.44	0.63
Diluted - as reported	1.42	0.62
Diluted - pro forma	1.40	0.61

Note 3.	Securities

Amortized costs and fair values of securities being held to maturity at September 30, 2006 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
(In Thousands)
Obligations of states and
political subdivisions	$ 1,544	$ 10	$ -	$ 1,554
Mortgage backed securities	33	-	-	33
	1,577	$ 10	$ -	$ 1,587

Amortized costs and fair values of securities available for sale at September 30, 2006 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 8,439	$ -	$ (104)	$ 8,335
Corporate preferred stock	2,078	-	(3)	2,075
Obligations of states and
political subdivisions	30,731	935	(27)	31,639
Mortgage backed securities	82,246	126	(2,538)	79,834
Restricted Stock	6,274	-	-	6,274
Other	14,479	341	(14)	14,806
	$ 144,247	$ 1,402	$ (2,686)	$ 142,963

At September 30, 2006, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ - -	$ - -	$ 8,260	$ (104)
Obligations of states
and political subdivisions	- -	- -	1,115	(27)
Mortgage-backed
securities	12,152	(151)	59,353	(2,387)
Corporate preferred	- -	- -	2,075	(3)
Other	2,038	(12)	2,403	(2)
Total temporarily
impaired securities	$ 14,190	$ (163)	$ 70,851	$ (2,523)

The unrealized losses in the portfolio as of September 30, 2006 are considered temporary and are a result of the current interest rate environment and not increased credit risk. Of the temporarily impaired securities, 84 are investment grade and one is non-rated. The federal agency mortgage-backed securities have the largest temporary impairment but are issued by government sponsored enterprises (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation). The non-rated security is an asset-backed security issued by Preferred Term Services that has a par value at maturity of $2 million. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability and intent to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Note 4.	Loan Portfolio

The consolidated loan portfolio was composed of the following:

	September 30,	December 31,
	2006	2005
	(In Thousands)

Commercial, financial and agricultural	$ 37,253	$ 28,388
Real estate construction	76,401	88,312
Real estate mortgage	433,740	390,970
Consumer installment	15,109	17,128
Total loans	562,503	524,798
Add: Deferred loan costs	813	856
Less: Allowance for loan losses	5,513	5,143
Net loans	$ 557,803	$ 520,511

The Company had no non-performing assets at September 30, 2006.

Note 5.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	September 30,	December 31,
	2006	2005
	(In Thousands)
Balance at January 1	$ 5,143	$ 3,418
Provision charged to operating expense	418	1,744
Recoveries added to the allowance	48	60
Loan losses charged to the allowance	(96)	(79)
Balance at the end of the period	$ 5,513	$ 5,143

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Nine Months Ended				Three Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
		Per share		Per share		Per share		Per share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Basic EPS	4,006,004	$ 1.62	3,802,082	$ 1.46	4,394,724	$ 0.53	3,803,960	$ 0.63

Effect of dilutive
securities:
stock options	91,824		104,064		88,246		103,601
Diluted EPS	4,097,828	$ 1.58	3,906,146	$ 1.42	4,482,970	$ 0.52	3,907,561	$ 0.62

For the three and the nine months ended September 30, 2006, options to acquire 12,000 shares of common stock were excluded from the calculation as their impact would have been anti-dilutive.

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

The following table presents segment information for the nine months ended September 30, 2006 and 2005, respectively.

	For the Nine Months Ended				For the Nine Months Ended
	September 30, 2006				September 30, 2005

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 33,625	$ 47	$ (24)	$ 33,648	$ 25,984	$ 32	$ (19)	$ 25,997
Trust and investment advisory
fee income	-	3,132	(72)	3,060	-	2,981	(79)	2,902
Other income	3,526	1	(31)	3,496	4,275	(5)	(31)	4,239

Total operating income	37,151	3,180	(127)	40,204	30,259	3,008	(129)	33,138

Expenses:
Interest expense	13,558	-	(24)	13,534	7,934	-	(19)	7,915
Salaries and employee benefits	8,543	1,652	-	10,195	8,076	1,507	(73)	9,510
Provision for loan losses	418	-	-	418	1,458	-	-	1,458
Other expense	5,943	969	(103)	6,809	5,625	896	(37)	6,484

Total operating expenses	28,462	2,621	(127)	30,956	23,093	2,403	(129)	25,367

Income before income taxes	8,689	559	-	9,248	7,166	605	-	7,771
Provision for income taxes	2,518	244	-	2,762	1,952	264	-	2,216

Net income	$ 6,171	$ 315	$ -	$ 6,486	$ 5,214	$ 341	$ -	$ 5,555

Total assets	$ 766,991	$ 7,166	$ (1,604)	$ 772,553	$ 723,836	$ 7,490	$ (8,026)	$ 723,300
Capital expenditures	$ 433	$ 39	$ -	$ 472	$ 2,769	$ -	$ -	$ 2,769

The following table presents segment information for the three months ended September 30, 2006 and 2005, respectively.

	For the Three Months Ended				For the Three Months Ended
	September 30, 2006				September 30, 2005

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 11,685	$ 13	$ (5)	$ 11,693	$ 9,554	$ 9	$ (11)	$ 9,552
Trust and investment advisory
fee income	-	1,008	(23)	985	-	1,008	(26)	982
Other income	1,238	-	(10)	1,228	1,929	1	(11)	1,919

Total operating income	12,923	1,021	(38)	13,906	11,483	1,018	(48)	12,453

Expenses:
Interest expense	4,912	-	(5)	4,907	3,211	-	(11)	3,200
Salaries and employee benefits	2,833	538	-	3,371	2,707	523	-	3,230
Provision for loan losses	55	-	-	55	317	-	-	317
Other expense	1,921	330	(33)	2,218	2,060	306	(37)	2,329

Total operating expenses	9,721	868	(38)	10,551	8,295	829	(48)	9,076

Income before income taxes	3,202	153	-	3,355	3,188	189	-	3,377
Provision for income taxes	949	70	-	1,019	885	83	-	968

Net income	$ 2,253	$ 83	$ -	$ 2,336	$ 2,303	$ 106	$ -	$ 2,409

Total assets	$ 766,991	$ 7,166	$ (1,604)	$ 772,553	$ 723,836	$ 7,490	$ (8,026)	$ 723,300
Capital expenditures	$ 113	$ 1	$ -	$ 114	$ 1,083	$ -	$ -	$ 1,083

Note 8.	Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Pension Benefits
	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)

Service cost	$ 506	$ 444	$ 169	$ 148
Interest cost	181	162	60	54
Expected return on plan assets	(277)	(232)	(92)	(77)
Amortization of net obligation
at transition	(3)	(3)	(1)	(1)
Amortization of net loss	18	31	6	10
Net periodic benefit cost	$ 425	$ 402	$ 142	$ 134

The Company previously disclosed in the 2005 Form 10-K that it expected to contribute $428,000 to its pension plan in 2006. As of September 30, 2006, no contributions have been made. The Company plans to make all required contributions for 2006.

Note 9.	Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin (“SAB”) No.108. SAB No.108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No.108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB No.108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB No.108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB No.108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SAB No.108 to have a material impact on its financial statements.

In February 2006, the FASB issued SFAS No.155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No.155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No.155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No.155 amends SFAS No.140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No.155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS No.155 to have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No.156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No.156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS No.156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS No.156 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS No.157 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No.158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No.158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Based on the overfunded status of the defined benefit pension plan of $330,000 as of December 31, 2005, the Company does not expect the implementation of SFAS No.158 to have a material impact on its financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) No.48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109.” FIN No.48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No.109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN No.48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN No.48 to have a material impact on its financial statements.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at September 30, 2006 and results of operations of the Company for the three months and the nine months ended September 30, 2006 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2005 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

The Company has adopted a business model that makes all of its financial and wealth management services available to its clients at all of its financial service centers. With the creation of Middleburg Investment Group, the Company expanded the integration of Middleburg Trust Company, Middleburg Investment Advisors and the Bank’s investment services department, Middleburg Investment Services, into a more focused wealth management program for all of its clients.  Also, through the affiliation with Southern Trust Mortgage, the Bank may continue to increase its loan portfolio by purchasing high credit quality, low loan to value first deeds of trusts on residential property. The Bank plans to continue its focus on low cost deposit growth with advertising campaigns and product development. Management has developed a growth strategy that includes expansion into Sterling, Virginia (Loudoun County) in 2007. Other markets under consideration include Herndon and Chantilly (Fairfax County). Management will look for key lenders in those markets to join its team to generate earning assets and awareness prior to the facility opening.

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Middleburg Trust Company and Middleburg Investment Advisors generate fee income by providing investment management and trust services to their clients. Investment management and trust fees are generally based upon the value of assets under management and, therefore, can be significantly affected by fluctuation in the values of securities caused by changes in the capital markets.

Net income for the nine months ended September 30, 2006 increased to $6.5 million from $5.6 million for the nine months ended September 30, 2005. Annualized returns on average assets and equity were unchanged at 1.1% and 14.1%, respectively, for the nine months ended September 30, 2006 and 2005. The Company’s continued focus on loan growth, while maintaining the credit quality of the portfolio, resulted in an increase in interest income. Interest and fees on loans increased 37.8% for the nine months ended September 30, 2006 to $28.2 million, compared to $20.5 million for the same period in 2005. Core operations have been impacted by increased funding costs. Total interest expense was $13.5 million for the nine months ended September 30, 2006, compared to $7.9 million for the nine months ended September 30, 2005. The average amount of Federal Home Loan Bank advances and long-term debt increased 13.3% from $95.0 million to $107.6 million for the nine months ended September 30, 2006 compared to the same period in 2005. Trust and investment advisory fees increased 5.4% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Total other expense was $17.0 million for the nine months ended September 30, 2006 compared to $16.0 million for the same period in 2005.

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

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loan losses. If the estimate of losses is less than or greater than the allowance, the degree to which the allowance varies from the estimate is evaluated to determine whether the allowance falls outside a range of reasonable estimates. This estimate of losses is compared to the allowance for loan losses of the Bank as of the evaluation date and, if the estimate of losses is above the range of reasonable estimates, an additional provision to the allowance would be made. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. The Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Intangibles and Goodwill

The Company had approximately $5.6 million in intangible assets and goodwill at September 30, 2006, a decrease of $253,000 since December 31, 2005. On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years. The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $5.6 million in intangible assets and goodwill at September 30, 2006 was attributable to the Company’s investment in Middleburg Trust Company.

The purchase price allocation process requires management estimates and judgment as to expectations for the life span of various customer relationships as well as the value that key members of management add to the success of the Company. For example, customer attrition rates were determined based upon assumptions that the past five years may predict the future. If the actual attrition rates, among other assumptions, differed from the estimates and judgments used in the purchase price allocation, the amounts recorded in the Consolidated Financial Statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in the amortization expense.

In addition, SFAS No. 142 requires that goodwill be tested annually using a two-step process. The first step is to identify a potential impairment. Factors that are considered important to determining whether impairment might exist include loss of customers acquired or significant withdrawals of the assets currently under management and/or early retirement or termination of key members of management. The second step measures the amount of the impairment loss, if any. On February 16, 2006, Davenport & Company, LLC, an unaffiliated third party, issued an opinion that stated the amount of goodwill carried on the Company’s balance sheet at December 31, 2005 was not impaired. Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations.

Financial Condition

Assets

Total assets for the Company increased to $772.6 million at September 30, 2006, compared to $739.9 million at December 31, 2005, representing an increase of $32.6 million or 4.4%. The increase was the result of continued growth in the loan portfolio. Considering the current interest rate and competitive market environments, the Company has been diligent about maintaining its credit quality and thereby cautious about the growth it has added to the loan portfolio. Total average assets increased 14.7% from $661.0 million for the nine months ended September 30, 2005 to $758.4 million for the same period in 2006. Average earning assets for the nine months ended September 30, 2006 increased $93.9 million to $695.3 million compared to $601.4 million for the same period in 2005.

Loans

Total loans at September 30, 2006 were $562.5 million, an increase of $37.7 million from the December 31, 2005 amount of $524.8 million. Real estate mortgage loans were $433.7 million at September 30, 2006 or 77.1% of total loans. The growth in real estate mortgage loans was largely in the category of non-farm, non-residential loans, which increased $27.4 million from the December 31, 2005 amount of $177.2 million. Additional lenders, a solid local economy, the relationship with Southern Trust Mortgage and referrals arising from the success of the business model have contributed to the loan growth experienced. Net charge-offs were $48,000 for the nine months ended September 30, 2006. The provision for loan losses for the nine months ended September 30, 2006 was $418,000 compared to $1.5 million for the same period in 2005. The 2005 provision amount was the result of the $148.4 million increase in total loans for the nine months ended September 30, 2005. The allowance for loan losses was $5.5 million or 0.98% of total loans outstanding at September 30, 2006.

Investments

The investment portfolio decreased to $144.5 million at September 30, 2006 compared to $149.6 million at December 31, 2005. The decrease is primarily due to principal payments received on mortgage-backed securities. The Company plans to maintain the investment portfolio at an amount comparable to the December 31, 2005 amount. At September 30, 2006, the tax equivalent yield on the investment portfolio was 5.4%.

Premises and Equipment

Premises and equipment decreased $442,000 from $18.7 million at December 31, 2005 to $18.2 million at September 30, 2006. The decrease is the result of depreciation in the ordinary course of business.

Other Assets

The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $11.9 million, and the Bank’s investment in Southern Trust Mortgage, in the amount of $9.8 million, at September 30, 2006. Goodwill and identified intangibles of $5.6 million related to the acquisitions of Middleburg Trust Company and Middleburg Investment Advisors are included in other assets at September 30, 2006. Other assets also includes accrued interest receivable from loans and investments in the amount of $3.2 million at September 30, 2006. The Bank’s ownership interest in Southern Trust Mortgage changed on January 1, 2006 with the withdrawal of one of the partners in Southern Trust Mortgage. The Bank’s new ownership interest is 41.8% as of September 30, 2006 compared to 40.0% as of December 31, 2005.

Deposits

Total deposits increased $8.6 million to $560.0 million at September 30, 2006 from $551.4 million at December 31, 2005. Savings and interest bearing demand deposits decreased $24.3 million while time deposits increased $38.0 million over the same period. The change reflects the interest rate pressure in the market and the demand for higher yields as depositors continue to move into short-term high yield time deposits. Average deposits for the nine months ended September 30, 2006 increased 15.0% or $71.4 million compared to average deposits for the nine months ended September 30, 2005. Average interest bearing demand deposits were $141.6 million for the nine months ended September 30, 2006 compared to $85.8 million for the nine months ended September 30, 2005.

During the third quarter of 2005, the Company developed three high yield deposit products, a savings account, a business money market account and an interest bearing checking account. The new products had a combined balance of $99.0 million at September 30, 2006 compared to $93.0 million at December 31, 2005. The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $24.3 million at September 30, 2006, compared to $22.8 million at December 31, 2005, and is reflected in both the “savings and interest bearing demand deposits” and the “securities sold under agreements to repurchase” amounts on the balance sheet. Excluding the Tredegar Institutional Select product, savings and interest bearing demand deposits decreased by $26.2 million from December 31, 2005 to September 30, 2006.

Time deposits increased $38.0 million from December 31, 2005 to $187.2 million at September 30, 2006. Time deposits include brokered certificates of deposit of $25.2 million with maturities ranging from one to four years. In May 2006, the Company returned to the brokered certificate of deposit market as an alternative to long-term borrowings. The new issuances, totaling $11.4 million, have maturity dates ranging from 12 to 24 months. Securities sold under agreements to repurchase (“Repo Accounts”) decreased $1.4 million from $34.3 million at December 31, 2005 to $32.9 million at September 30, 2006. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and all Tredegar Institutional Select accounts maintained by business clients.

Borrowings

FHLB overnight advances were $26.7 million at September 30, 2006 compared to $24.1 million at December 31, 2005. FHLB long-term advances decreased to $55.0 million at September 30, 2006 from $57.5 million at December 31, 2005.

Capital

Shareholders’ equity was $77.6 million at September 30, 2006. This amount represents an increase of 45.0% from the December 31, 2005 amount of $53.5 million. In July 2006, the Company issued 676,552 shares of its common stock in a public offering. The public price of $31.00 per share, less the underwriters’ commissions and expenses of the offering, resulted in net proceeds of $19.7 million to the Company. Subsequently, the Company invested $19.0 million of the net proceeds in the Bank. The increase in capital allows the Company to continue to implement its business strategy, particularly in regards to expanding its market presence through additional financial service centers and integrating its financial services. As the Company and the Bank continue to grow, both will remain well capitalized under capital adequacy guidelines as a result of the increase in capital. The book value per common share was $17.22 at September 30, 2006 and $14.05 at December 31, 2005.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $20.1 million for the first nine months of 2006 compared to $18.1 million for the same period in 2005, an increase of 11.2%. For the three months ended September 30, 2006, net interest income was $6.8 million compared to $6.4 million for the same period in 2005. Total interest income increased 29.4% and total interest expense increased 71.0% when comparing the nine months ended September 30, 2006 to September 30, 2005. Total interest income for the three months ended September 30, 2006 was $11.7 million compared to $9.6 million for the three months ended September 30, 2005. Total interest expense was $4.9 million for the three months ended September 30, 2006 compared to $3.2 million for the same period in 2005.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the nine month and the three month periods ended September 30, 2006. Non-accrual loans are included in the loan balances.

Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended September 30,
		2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 116,480	$ 4,274	4.91%	$ 133,584	$ 4,299	4.30%
Tax-exempt (2) (3)	30,900	1,699	7.35%	33,124	1,830	7.39%
Total securities	$ 147,380	$ 5,973	5.42%	$ 166,708	$ 6,129	4.92%
Loans:
Taxable	$ 546,830	$ 28,213	6.90%	$ 433,702	$ 20,463	6.31%
Tax-exempt (2)	95	6	8.44%	182	11	8.08%
Total loans	$ 546,925	$ 28,219	6.90%	$ 433,884	$ 20,474	6.31%
Federal funds sold	777	28	4.82%	532	11	2.76%
Interest-bearing deposits in
other financial institutions	210	8	5.09%	267	5	2.50%
Total earning assets	$ 695,292	$ 34,228	6.58%	$ 601,391	$ 26,619	5.92%
Less: allowances for credit losses	(5,337)			(4,115)
Total nonearning assets	68,428			63,695
Total assets	$ 758,383			$ 660,971

Liabilities
Interest-bearing deposits:
Checking	$ 141,633	$ 2,414	2.28%	$ 85,800	$ 532	0.83%
Regular savings	55,893	713	1.71%	40,078	296	0.99%
Money market savings	69,362	496	0.96%	91,794	442	0.64%
Time deposits:
$100,000 and over	89,805	2,967	4.42%	75,987	1,695	2.98%
Under $100,000	62,241	1,730	3.72%	61,710	1,334	2.89%
Total interest-bearing deposits	$ 418,934	$ 8,320	2.66%	$ 355,369	$ 4,299	1.62%

Federal Home Loan Bank advances	$ 37,119	$ 1,452	5.23%	$ 31,400	$ 784	3.34%
Securities sold under agreements
to repurchase	36,760	1,119	4.07%	33,696	619	2.46%
Long-term debt	70,483	2,607	4.95%	63,569	2,185	4.60%
Federal Funds purchased	961	36	5.01%	1,123	28	3.33%
Total interest-bearing liabilities	$ 564,257	$ 13,534	3.21%	$ 485,157	$ 7,915	2.18%
Non-interest bearing liabilities:
Demand deposits	128,933			121,052
Other liabilities	3,633			2,376
Total liabilities	$ 696,823			$ 608,585
Shareholders’ equity	61,560			52,386
Total liabilities and shareholders’
equity	$ 758,383			$ 660,971

Net interest income		$ 20,694			$ 18,704

Interest rate spread			3.37%			3.74%
Interest expense as a percent of
average earning assets			2.60%			1.76%
Net interest margin			3.98%			4.16%

(1) All yields and rates have been annualized on a 365 day year.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended September 30,
		2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 113,922	$ 1,455	5.07%	$ 127,872	$ 1,358	4.21%
Tax-exempt (2) (3)	31,337	575	7.29%	32,591	600	7.30%
Total securities	$ 145,259	$ 2,030	5.54%	$ 160,463	$ 1,958	4.84%
Loans:
Taxable	$ 558,223	$ 9,841	6.99%	$ 481,191	$ 7,791	6.42%
Tax-exempt (2)	89	2	8.92%	113	2	7.02%
Total loans	$ 558,312	$ 9,843	6.99%	$ 481,304	$ 7,793	6.42%
Federal funds sold	738	11	5.91%	558	4	2.84%
Interest-bearing deposits in
other financial institutions	329	4	4.82%	129	1	3.08%
Total earning assets	$ 704,638	$ 11,888	6.69%	$ 642,454	$ 9,756	6.02%
Less: allowances for credit losses	(5,461)			(4,670)
Total nonearning assets	68,247			65,830
Total assets	$ 767,424			$ 703,614

Liabilities
Interest-bearing deposits:
Checking	$ 133,169	$ 794	2.37%	$ 92,444	$ 254	1.09%
Regular savings	52,463	230	1.74%	54,301	212	1.55%
Money market savings	64,398	157	0.97%	93,926	190	0.80%
Time deposits:
$100,000 and over	110,030	1,340	4.83%	82,016	683	3.30%
Under $100,000	64,209	633	3.91%	75,765	604	3.16%
Total interest-bearing deposits	$ 424,269	$ 3,154	2.95%	$ 398,452	$ 1,943	1.93%

Federal Home Loan Bank advances	$ 32,190	$ 451	5.56%	$ 30,637	$ 298	3.86%
Securities sold under agreements
to repurchase	35,290	390	4.38%	34,235	243	2.82%
Long-term debt	70,465	899	5.06%	60,356	706	4.64%
Federal Funds purchased	1,046	13	4.93%	1,004	10	3.95%
Total interest-bearing liabilities	$ 563,260	$ 4,907	3.46%	$ 524,684	$ 3,200	2.42%
Non-interest bearing liabilities:
Demand deposits	126,106			124,673
Other liabilities	3,756			1,021
Total liabilities	$ 693,122			$ 650,378
Shareholders’ equity	74,302			53,236
Total liabilities and shareholders’
equity	$ 767,424			$ 703,614

Net interest income		$ 6,981			$ 6,556

Interest rate spread			3.23%			3.60%
Interest expense as a percent of
average earning assets			2.76%			1.97%
Net interest margin			3.93%			4.05%

(1) All yields and rates have been annualized on a 365 day year.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Interest income from loans increased $7.7 million to $28.2 million for the nine months ended September 30, 2006 compared to $20.5 million for the same period in 2005. For the three months ended September 30, 2006, interest income from loans was $9.8 million compared to $7.8 million for the three months ended September 30, 2005. The increase in loan interest income results from the amount of loan growth experienced since September 30, 2005. The tax equivalent weighted average yield of loans increased 57 basis points from 6.42% for the three months ended September 30, 2005 to 6.99% for the three months ended September 30, 2006. For the nine months ended September 30, 2006, the tax equivalent weighted average yield of loans increased 59 basis points to 6.90% compared to 6.31% for the same period in 2005. The net increase to total loans of $37.7 million during the first nine months of 2006 and the increases in the prime lending rate helped mitigate the impact of record low interest rates on fixed rate loan products to the Company. Approximately $107.0 million, or 19.0%, of total loans at September 30, 2006 are tied to the Wall Street Journal prime interest rate.

Interest income from the investment portfolio decreased by $115,000 to $5.4 million for the nine month period ended September 30, 2006 from $5.5 million for the nine month period ended September 30, 2005. This is the result of the Company’s strategy of using the cash received from principal pay-downs, maturities and calls of securities during the first and second quarters of 2005 to fund loan growth instead of reinvesting in securities. For the three months ended September 30, 2006, interest income from the investment portfolio increased $81,000 to $1.8 million compared to the same period in 2005. For 2006, management plans to maintain the balance in the investment portfolio at or near current levels through reinvestment in securities with weighted average lives that typically do not exceed three years and to place greater focus on yields. For the nine months ended September 30, 2006, the tax equivalent yield on securities was 5.42% compared to 4.92% for the same period in 2005. The tax equivalent yield on securities for the three months ended September 30, 2006 increased 70 basis points to 5.54% compared to the September 30, 2005 yield of 4.84%. The increase in yield helped to offset the impact of the decrease in the size of the portfolio.

              Total interest expense on deposits increased $4.0 million to $8.3 million for the nine months ended September 30, 2006, compared to $4.3 million for the same period in 2005. Interest expense on deposits for the three months ended September 30, 2006, increased $1.2 million or 62.3% compared to the same period in 2005. When comparing the three months ended September 30, 2006 to the three months ended March 31, 2006, the increase was $629,000 or 24.9%. When comparing the three months ended September 30, 2006 and the three months ended June 30, 2006, the increase was $513,000 or 19.4%. This gradual decline from quarter to quarter is the result of the easing in short-term interest rate pressure due to easing of rate increases by the Federal Open Market Committee. Average deposits increased $71.5 million from $476.4 million for the nine months ended September 30, 2005 to $547.9 million for the nine months ended September 30, 2006. Competition and the rising rate environment continued to exert upward pressures on the cost of deposits, thus resulting in increased levels of interest expense. The mix of demand and savings deposits versus time deposits changed to approximately 66.6% in savings and demand deposits, versus 33.4% in time deposits at September 30, 2006. At September 30, 2005, the mix had been 73.2% in savings and demand deposits, versus 26.8% in time deposits. The change reflects the transition of deposits into higher yielding short-term time deposits as discussed previously in "Deposits" above.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, increased $147,000 from the three months ended September 30, 2005 to $390,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2006, interest expense for securities sold under agreements to repurchase was $1.1 million compared to $619,000 for the same period in 2005. Tredegar Institutional Select earns interest at a rate equal to approximately 90% of the Federal Home Loan Bank of Atlanta’s overnight rate. Interest expense related to borrowed funds increased $1.1 million from $3.0 million for the nine months ended September 30, 2005 to $4.1 million for the nine months ended September 30, 2006.

The net interest margin, on a tax equivalent basis, was 3.98% for the nine months ended September 30, 2006 compared to 4.16% for the same period in 2005. For the three months ended

September 30, 2006, the net interest margin, on a tax equivalent basis, was 3.93% compared to 4.05% for the same period in 2005. The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2006 and 2005 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below. The decline in tax equivalent net interest margin was attributed to the steady rise in shorter term interest rates on deposits and borrowed money to fund the earning asset growth. The Company’s total average earning assets increased $93.9 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. Tax equivalent interest income increased $7.6 million to $34.2 million for the nine months ended September 30, 2006 from $26.6 million for the same period in 2005. The Company’s total average earning assets increased $62.2 million from the three months ended September 30, 2005 to the three months ended September 30, 2006. Tax equivalent interest income increased $2.1 million to $11.9 million for the three months ended September 30, 2006 from $9.8 million for the same period in 2005.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
GAAP measures:
Interest Income – Loans	$ 28,217	$ 20,471	$ 9,843	$ 7,793
Interest Income - Investments & Other	5,431	5,526	1,850	1,759
Interest Expense – Deposits	8,320	4,299	3,154	1,943
Interest Expense - Other Borrowings	5,214	3,616	1,753	1,257
Total Net Interest Income	$ 20,114	$ 18,082	$ 6,786	$ 6,352
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Loans	$ 2	$ 4	$ 1	$ 1
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	578	610	194	202
Tax Benefit Realized on Non-Taxable Interest Income - Corporate Securities	--	8	--	1
Total Tax Benefit Realized on Non-Taxable Interest Income	$ 580	$ 622	$ 195	$ 204

Total Tax Equivalent Net Interest Income	$ 20,694	$ 18,704	$ 6,981	$ 6,556

Other Income

Other income, which includes commissions, service charges and fees, decreased 8.2% to $6.6 million for the first nine months of 2006 compared to $7.1 million for the same period in 2005. For the three months ended September 30, 2006, other income decreased $688,000 to $2.2 million compared to $2.9 million for the same period in 2005.

Commissions and fees from trust and investment advisory activities increased 5.4% or $158,000 to $3.1 million for the nine month period ended September 30, 2006 compared to $2.9 million for the same period in 2005. Consolidated investment advisory fees provided by Middleburg Investment Advisors totaled $1.6 million for each of the nine months ended September 30, 2006 and 2005. At September 30, 2006, assets under management at Middleburg Investment Advisors had decreased $26.9 million from $603.7 million at September 30, 2005 to $576.8 million. The decline is primarily due to the loss of one client and does not reflect an overall trend in the assets under management at Middleburg Investment Advisors. When compared to June 30, 2006, assets under management increased $13.2 million from $563.6 million. Consolidated fiduciary fees for services, provided by Middleburg Trust Company, increased 6.9% to $1.4 million for the nine months ended September 30, 2006 from $1.3 million for the nine months ended September 30, 2005. At September 30, 2006, Middleburg Trust Company managed $635.0 million in assets, including intercompany assets of $116.1 million, an increase of 4.1% or $25.1 million from assets under administration of $609.9 million, including intercompany assets of $134.0 million, at September 30, 2005. Fiduciary fees are based upon the market value of the accounts under administration.

Service charges on deposits increased 6.1% to $1.4 million for the nine months ended September 30, 2006, compared to $1.3 million for the same period in 2005. In particular, ATM and Visa check card fees and overdraft fees increased $56,000 and $37,000, respectively, for the nine months ended September 30, 2006 when compared to the same period in 2005. Other service charges, commissions and fees, which include certain loan fees and other retail banking fees, increased $52,000 or 13.0% to $452,000 for the nine months ended September 30, 2006 when compared to the same period in 2005. Loan processing fees and safe deposit box rent, which are included in other service charges, increased $31,000 and $68,000, respectively, for the nine months ended September 30, 2006 compared to the same period in 2005. The increase in loan processing fees is the result of the increase in the loan portfolio. The increase in safe deposit box rent is the result of additional boxes available for rent and an increase in rental fee amounts.

Commissions on investment sales decreased 9.9% to $462,000 for the nine months ended September 30, 2006, compared to $513,000 for the nine months ended September 30, 2005. For the three months ended September 30, 2006, commissions on investment sales decreased $45,000 compared to the same period in 2005. The Company currently has three financial consultants who are available to each of the Company’s facilities, compared to five financial consultants in 2005. In July 2006, one of the Company’s top producers resigned. Management is currently recruiting to fill this position and planning to expand the number of financial consultants at the Company.

Equity in earnings from affiliate, which reflects the 41.8% ownership interest in Southern Trust Mortgage, comprised 12.0% of total other income for the nine months ended September 30, 2006 compared to 18.3% for the nine months ended September 30, 2005. For the three months ended September 30, 2006, equity in earnings from affiliate decreased $346,000 compared to the same period in 2005. Southern Trust Mortgage closed $681.4 million in loans the first nine months of 2006 with 61.7% of its production attributable to purchase money financings. For the same period in 2005, Southern Trust Mortgage closed $801.2 million in loans with 63.0% of its production attributable to purchase money financings. Southern Trust Mortgage’s 2006 production levels have been negatively impacted by the tightening of the housing market and the impact that the increase in mortgage rates has had on the volume of refinance loans. Additionally, narrowed margins from the shift in production mix has negatively impacted its 2006 earnings.

In addition to equity earnings from Southern Trust Mortgage, the Bank also receives rental and data processing fees and interest on the outstanding balance of loan participations with Southern Trust Mortgage. These amounts are included in other operating income. For the nine month periods ending September 30, 2006 and 2005, the rental and data processing income earned from Southern Trust Mortgage was $24,000 and $27,000, respectively.

Income earned from the Bank’s $11.8 million investment in Bank Owned Life Insurance (BOLI) contributed $324,000 to total other income for the nine months ended September 30, 2006. The Company purchased $6.0 million of BOLI in the third quarter of 2004 and $4.8 million in the fourth quarter of 2004 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead. Total other expense was unchanged at $5.6 million for each of the three months ended September 30, 2006 and 2005. Total other expense increased 6.3% or $1.0 million from $16.0 million for the nine months ended September 30, 2005 to $17.0 million for the nine months ended September 30, 2006. However, when taken as a percentage of total average assets for the nine months ended September 30, 2006, the September 30, 2006 other expense was 2.2% of total average assets, a decrease from 2.4% for the same period in 2005.

Salaries and employee benefits increased $141,000 to $3.4 million when comparing the three months ended September 30, 2006 to the same period in 2005. Salaries and employee benefits increased 7.2% when comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005. Additions to staff to support business development, retail branching and the formation of a wealth management team have contributed to the increase in salaries and employee benefits. Several experienced commercial lenders were hired to support business development efforts in both the Reston and Warrenton areas.

Net occupancy expense increased by $191,000 or 9.2% from $2.1 million for the nine months ended September 30, 2005 to $2.3 million for the nine months ended September 30, 2006. For the three months ended September 30, 2006, net occupancy expense increased $37,000 or 5.2% to $743,000. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Computer operations expense increased from $655,000 for the nine months ended September 30, 2005 to $725,000 for the nine months ended September 30, 2006. The increase is related to additional software licensing for the set up of the new non-bank holding company, Middleburg Investment Group. Computer operations expense has also been impacted by the increased cost of computer related maintenance contracts as a result of the Company’s continued growth, including the addition of customer relationship management software.

Other tax expense increased 8.1% to $375,000 for the nine months ended September 30, 2006 from $347,000 for the nine months ended September 30, 2005. The increase was mainly the result of the Bank’s franchise tax, which is paid to the state in lieu of an income tax and is based on the Bank’s equity capital.

Other expense increased 1.2% or $36,000 to $3.1 million for the nine months ended September 30, 2006 from $3.1 million for the nine months ended September 30, 2005. The increase resulted from small increases in various expense categories, including advertising, courier services and legal, due to the Company’s growth.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2006 was $5.5 million compared to $4.9 million at September 30, 2005. The allowance for loan losses was 0.98% of total loans outstanding at September 30, 2006 and September 30, 2005. The provision for loan losses was $418,000 for the nine months ended

September 30, 2006. The provision was $1.5 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, net loan charge-offs totaled $48,000, compared to $6,000 for the same period in 2005. There were no loans past due 90 days or more at September 30, 2006. There were no non-performing loans at September 30, 2006, compared to $91,000 at September 30, 2005. Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at September 30, 2006. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at September 30, 2006 and December 31, 2005 was $77.6 million and $53.5 million, respectively. Total common shares outstanding at September 30, 2006 were 4,505,605.

At September 30, 2006, the Company’s tier 1 and total risk-based capital ratios were 14.3% and 15.2%, respectively, compared to 11.1% and 12.0% at December 31, 2005. The Company’s leverage ratio was 11.5% at September 30, 2006 compared to 8.7% at December 31, 2005. The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Company maintains federal funds lines with large regional and money-center banking institutions. These available lines totaled $8.0 million, of which none were outstanding at September 30, 2006. Federal funds purchased during the first nine months of 2006 averaged $961,000 compared to an average of $1.1 million during the same period in 2005. At September 30, 2006 and December 31, 2005, the Company had $32.9 million and $34.3 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $229.0 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Company utilized the credit line for both overnight and long-term funding throughout the first nine months of 2006. Overnight and long-term advances averaged $37.1 million and $70.5 million, respectively, for the nine months ended September 30, 2006.

At September 30, 2006, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 28.3% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit increased $10.8 million to $104.4 million at September 30, 2006 compared to $93.6 million at December 31, 2005. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows. Standby letters of credit were $3.5 million at September 30, 2006. This amount is a decrease from $3.7 million at December 31, 2005.

Contractual obligations decreased $2.9 million to $79.4 million at September 30, 2006 compared to $82.7 million at December 31, 2005. This change results from maturities on certain long-term debt obligations and decreases in operating lease obligations.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	changes in interest rates and interest rate policies and the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	maintaining cost controls and asset qualities as the Company opens or acquires new facilities;
•	changes in general economic and business conditions in the Company’s market area;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Company;
•	changing trends in customer profiles and behavior;
•	changes in banking and other laws and regulations applicable to the Company; and
•	maintaining capital levels adequate to support the Company’s growth.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of the Company’s net interest income sensitivity analysis during the nine months ended September 30, 2006 and the year ended December 31, 2005.

For the Nine Months Ended September 30, 2006
Rate Change	Estimated Net Interest Income Sensitivity

	High	Low	Average
+ 200 bp	(2.77%)	(1.17%)	(1.92%)
- 200 bp	3.62%	1.88%	2.80%

For the Year Ended December 31, 2005
Rate Change	Estimated Net Interest Income Sensitivity

	High	Low	Average
+ 200 bp	(3.14%)	(1.66%)	(2.45%)
- 200 bp	1.72%	(0.24%)	0.57%

At September 30, 2006, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 1.92% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could increase by 2.80% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2005, the Company’s balance sheet has grown by $32.6 million. Increased deposits and the proceeds of the common stock issuance in July 2006 have provided the funding for the growth in the loan portfolio. The Company’s interest rate profile is liability sensitive bias for the next 12 months. The profile then shifts toward intermediate and long term asset sensitivity over a “one to two year” and “beyond two year” time frame, respectively. Based upon a September 30, 2006 simulation, the Company could expect an average negative impact to net interest income of $324,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Company could expect an average positive impact to net interest income of $521,000 over the next 12 months.

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

Item 1A. Risk Factors

As of November 9, 2006, there were no material changes to the risk factors previously disclosed in the 2005 Form 10-K.

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

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2006	/s/Joseph L. Boling
Joseph L. Boling
Chairman of the Board & Chief Executive Officer

Date: November 9, 2006	/s/Kathleen J. Chappell
Kathleen J. Chappell
Senior Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
                32.1          Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350