Form 10-K
period 2006-12-31
MIDDLEBURG FINANCIAL CORP
filed 2007-03-16
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0-24159

MIDDLEBURG FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1696103 (I.R.S. Employer Identification No.)

111 West Washington Street Middleburg, Virginia (Address of principal executive offices)	20117 (Zip Code)

Registrant’s telephone number, including area code (703) 777-6327

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $2.50 per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $117,433,104

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,505,605 shares of Common Stock as of March 8, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders – Part III

TABLE OF CONTENTS

PART I

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF

	EQUITY SECURITIES	24
ITEM 6.	SELECTED FINANCIAL DATA	27
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATION	28
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	57
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	59
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	59
ITEM 9A.	CONTROLS AND PROCEDURES	59
ITEM 9B.	OTHER INFORMATION	61

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
	GOVERNANCE	61
ITEM 11.	EXECUTIVE COMPENSATION	61
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT AND RELATED
	STOCKHOLDER MATTERS	61
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	62
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	62

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	62

PART I

ITEM 1.	BUSINESS

General

Middleburg Financial Corporation (the “Company”) is a bank holding company that was incorporated under Virginia law in 1993. The Company conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank (the “Bank”) and Middleburg Investment Group, Inc., both of which are chartered under Virginia law. The Company has one other wholly owned subsidiary, MFC Capital Trust II, which is a Delaware Business Trust that the Company formed in connection with the issuance of trust preferred debt in December 2003.

Middleburg Bank

The Bank opened for business on July 1, 1924 and has continuously offered banking products and services to surrounding communities since that date. The Bank has seven full service facilities and two limited service facilities. The main office is located at 111 West Washington Street, Middleburg, Virginia 20117. The Bank has two full service facilities and one limited service facility in Leesburg, Virginia. Other full service facilities are located in Ashburn, Purcellville, Reston and Warrenton, Virginia. In February 2007, the Bank opened a limited service facility in Marshall, Virginia.

The Bank serves the Virginia counties of Loudoun, Fairfax and Fauquier. Loudoun County is in northwestern Virginia and included in the Washington-Baltimore metropolitan statistical area. According to the Loudoun County Department of Economic Development, the county’s population was approximately 272,000 as of January 1, 2007, with nearly one-half of the population located in the Company’s markets. The local economy is driven by service industries, including but not limited to professional and technical services requiring a high skill level, federal, state and local government, construction and retail trade. Fairfax County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area. According to the latest data on Fairfax County’s Web Site, the county’s population was approximately 1,041,200 as of January 1, 2007. The local economy is driven by service industries and federal, state and local governments. Fauquier County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area. Fauquier County’s population was approximately 62,900, according to the latest data published as of May 1, 2006. The local economy is driven by service industries and agriculture.

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

On April 15, 2003, the Bank acquired 40% of the issued and outstanding membership interest units of Southern Trust Mortgage, LLC. The Bank acquired the membership interest units in equal proportion from the seven members of Southern Trust Mortgage, all of whom owned, in the aggregate, the remaining issued and outstanding units of Southern Trust Mortgage at that time. The Bank’s ownership interest in Southern Trust Mortgage changed to 41.8% on January 1, 2006 with the withdrawal of one of the members in Southern Trust Mortgage. Southern Trust Mortgage is a regional mortgage lender headquartered in Norfolk, Virginia and has offices in Virginia, Maryland, North Carolina and South Carolina.

Middleburg Investment Group

Middleburg Investment Group is a non-bank holding company that was formed in the fourth quarter of 2005. In December 2005, the Company transferred its investments in Tredegar Trust Company and Gilkison Patterson Investment Advisors, Inc. to Middleburg Investment Group. As part of the transfer, the names of both subsidiary companies were changed. Tredegar Trust Company became Middleburg Trust Company, and Gilkison Patterson Investment Advisors, Inc. became Middleburg Investment Advisors, Inc. Both subsidiaries are wholly owned by Middleburg Investment Group.

Middleburg Trust Company is chartered under Virginia law and opened for business in January 1994. Its main office is located at 821 East Main Street, Richmond, Virginia 23219. Middleburg Trust Company serves primarily the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan. Richmond is the capital of the Commonwealth of Virginia, and the greater Richmond area had an estimated population in excess of 1.0 million in 2006 based on the 2000 U. S. Census. Middleburg Trust Company also serves the counties of Fairfax, Fauquier and Loudoun with staff located within several of the Bank’s facilities.

Middleburg Investment Advisors, Inc. is an investment advisor registered with the Securities and Exchange Commission (the “SEC”). Its main office is located at 1901 North Beauregard Street, Alexandria, Virginia, 22311. Middleburg Investment Advisors primarily serves the District of Columbia metropolitan area including contingent markets in Virginia and Maryland but also has clients in 22 other states.

Products and Services

The Company, through its subsidiaries, offers a wide range of banking, fiduciary and investment management services to both individuals and small businesses. The banking services include various types of checking and savings deposit accounts, and the making of business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans. Also, the Bank offers ATMs at eight facilities, internet banking, travelers’ checks, money orders, safe deposit rentals, collections, notary public, wire services and other traditional bank services to its clients. Middleburg Trust Company provides a variety of investment management and fiduciary services including trust and estate settlement. Middleburg Trust Company can also serve as escrow agent, attorney-in-fact, guardian of property or trustee of an IRA. Middleburg Investment Advisors provides fee based investment management services for its clients.

The Company is currently in the middle of implementing a new business strategy. Under this strategy, all of its financial services are available at a single branch, known as a financial service center. The financial service centers are larger than most traditional retail banking branches in order to allow commercial, mortgage, retail and wealth management personnel and services to be readily available to serve clients. By working together in the financial service center and the market, the team at each financial service center becomes more effective in expanding the relationships with current clients and new clients. The Company’s goal is to create, preserve and ultimately transfer the wealth of its clients.

Employees

As of December 31, 2006, the Company had a total of 168 full time equivalent employees. The Company considers relations with its employees to be excellent. The Company’s employees are not represented by a collective bargaining unit.

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

Segment Reporting

The Company has decentralized the management for its two principal business activities into two segments: banking services and trust and investment advisory services. Revenue from banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Through the Bank’s 41.8% investment in Southern Trust Mortgage, the Company also recognizes its share of the net income from the Southern Trust Mortgage investment in the other income section of the Bank’s income statement.

Revenues from trust and investment advisory activities are comprised mostly of fees based upon the market value of the accounts under administration. The trust and investment advisory services are conducted by the two subsidiaries of Middleburg Investment Group – Middleburg Trust Company and Middleburg Investment Advisors.

The banking segment has assets in custody with Middleburg Trust Company and accordingly pays Middleburg Trust Company a monthly fee. The banking segment also pays interest to both Middleburg Trust Company and Middleburg Investment Advisors on deposit accounts each company has at the Bank. Middleburg Investment Advisors pays the Company a management fee each month for accounting and other services provided. Transactions related to these relationships are eliminated to reach consolidated totals.

The following tables present segment information for the years ended December 31, 2006 and 2005.

	2006				2005

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 45,368	$ 62	$ (32)	$ 45,398	$ 36,193	$ 47	$ (28)	$ 36,212
Trust and investment advisory
fee income	--	4,209	(95)	4,114	--	4,045	(105)	3,940
Other income	4,041	1	(41)	4,001	5,127	(5)	(41)	5,081
Total operating income	49,409	4,272	(168)	53,513	41,320	4,087	(174)	45,233

Expenses:
Interest expense	18,519	--	(32)	18,487	11,624	--	(28)	11,596
Salaries and employee benefits	11,407	2,283	--	13,690	11,199	2,041	--	13,240
Provision for loan losses	499	--	--	499	1,744	--	--	1,744
Other	8,202	1,454	(136)	9,520	7,564	1,262	(146)	8,680
Total operating expenses	38,627	3,737	(168)	42,196	32,131	3,303	(174)	35,260

Income before income taxes	10,782	535	--	11,317	9,189	784	--	9,973
Provision for income taxes	3,045	254	--	3,299	2,458	341	-	2,799
Net income	$ 7,737	$ 281	$ --	$ 8,018	$ 6,731	$ 443	$ -	$ 7,174

Total assets	$ 767,185	$ 7,147	$ (2,027)	$ 772,305	$ 733,734	$ 7,557	$ (1,380)	$ 739,911
Capital expenditures	$ 909	$ 49	$ --	$ 958	$ 3,682	$ 3	$ -	$ 3,685

Competition

The Company faces significant competition for both loans and deposits. Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders. Its most direct competition for deposits has historically come from savings and loan associations and savings banks, commercial banks, credit unions and other financial institutions. Based upon total deposits at June 30, 2006 as reported to the Federal Deposit Insurance Corporation (the “FDIC”), the Company had the second largest share of deposits with 17.9% market share among the banking organizations operating in Loudoun County, Virginia. The Company’s Reston location, as of the latest FDIC report, had 0.02% of the $39.5 billion in deposits in the Fairfax County market. The Company’s Warrenton location, as of the latest FDIC report, had 1.99% of the $1.1 billion in deposits in the Fauquier County market. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

Middleburg Trust Company competes for clients and accounts with banks, other financial institutions and money managers. Even though many of these institutions have been engaged in the trust or investment management business for a considerably longer period of time than Middleburg Trust Company and have significantly greater resources, Middleburg Trust Company has grown through its commitment to quality trust and investment management services and a local community approach to business.

Middleburg Investment Advisors competes for its clients and accounts with other money managers and investment brokerage firms. Like the rest of the Company, Middleburg Investment Advisors is dedicated to quality service and high investment performance for its clients. Middleburg Investment Advisors has successfully operated in its markets for 25 years.

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

The Bank has three levels of lending authority. Individual loan officers are the first level and are limited to their lending authority. The second level is the Officers Loan Committee, which is composed of four officers of the Bank, including the Chairman and Chief Executive Officer and the Senior Lending Officer. The Officers Loan Committee approves loans that exceed the individual loan officers’ lending authority and reviews loans to be presented to the Directors Loan Committee. The Directors Loan Committee is composed of six Directors, of which five are independent Directors. The Directors Loan Committee approves new, modified and renewed credits that exceed Officer Loan Committee authorities. The Chairman of the Directors Loan Committee is the Chairman and Chief Executive Officer of the Bank. A quorum is reached when four committee members are present, of which at least three must be independent Directors. An application requires four votes to receive approval by this committee. In addition, the Directors Loan Committee reports all new loans reviewed and approved to the Bank’s Board of Directors monthly. Monthly reports shared with the Directors Loan Committee include names and monetary amounts of all new credits in excess of $12,500 or which had been extended; a watch list including names, monetary amounts, risk rating and payment status; non accruals and charge offs as recommended and a list of overdrafts in excess of $1,500 and which have been overdrawn more than four days. The Directors Loan Committee also reviews lending policies proposed by management.

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its annual financial statements including commitments to extend credit. At December 31, 2006, commitments to extend credit totaled $103.3 million.

Construction Lending

The Bank makes local construction loans, primarily residential, and land acquisition and development loans. The construction loans are primarily secured by residential houses under construction and the underlying land for which the loan was obtained. At December 31, 2006, construction, land and land development loans outstanding were $69.0 million, or 12.1%, of total loans. Approximately 90% of these loans are concentrated in the Loudoun and Fauquier County, Virginia markets. The average life of a construction loan is approximately 12 months and it reprices monthly to meet the market, typically the prime interest rate plus one percent. Because the interest rate charged on these loans floats with the market, the construction loans help the Company in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 75% to 85% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrowing entity’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrowing entity’s principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. The Bank has an outside third party loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2006, commercial loans totaled $37.5 million, or 6.6% of total loans.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At December 31, 2006, commercial real estate loans aggregated $216.2 million, or 38.0%, of the Bank’s total loans.

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

One-to-Four-Family Residential Real Estate Lending

Residential lending activity may be generated by the Bank’s loan originator solicitation, referrals by real estate professionals, existing or new bank clients and purchases of whole loans from Southern Trust Mortgage. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Loans are underwritten using the Bank’s underwriting guidelines. Security for the majority of the Bank’s residential lending is in the form of owner occupied one-to-four-family dwellings. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Board of Directors.

The Bank also originates a non-conforming adjustable rate mortgage (“ARM”) product with a higher entry level rate and margin than that of the conforming adjustable rate products. This non-conforming loan provides yet another outlet for loans not meeting secondary market guidelines. The Bank keeps these loans in its loan portfolio. Interest rates on ARM products offered by the Bank are tied to fixed rates issued by the Federal Home Loan Bank of Atlanta plus a spread. The Bank’s ARM products contain interest rate caps at adjustment periods and rate ceilings based on a cap over and above the original interest rate.

At December 31, 2006, $229.0 million, or 40.2%, of the Bank’s loan portfolio consisted of one-to-four-family residential real estate loans and home equity lines. Of the $229.0 million, $141.7 million were fixed rate mortgages while the remaining $87.3 million were adjustable rate mortgages. The fixed rate loans are typically 3, 5, 7 or 10 year balloon loans amortized over a 30 year period. The Bank has about $71.2 million in fixed rate loans that have maturities of 15 years or greater. Approximately $41.7 million of fixed rate loans have maturities of 5 years or less.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans and home equity lines of credit and loans. At December 31, 2006, the Bank had consumer loans of $15.3 million or 2.7% of total loans. Such loans are generally made to clients with which the Bank has a pre-existing relationship. The Bank currently originates all of its consumer loans in its geographic market area. Most of the consumer loans are tied to the prime lending rate and reprice monthly.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer borrower against an assignee of collateral securing the loan such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. Consumer loan delinquencies often increase over time as the loans age.

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

The Bank Holding Company Act

Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve and required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require. Activities at the bank holding company level are limited to:

•	banking, managing or controlling banks;
•	furnishing services to or performing services for its subsidiaries; and
•	engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a properly incidental to these activities.

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

Payment of Dividends

The Company is a legal entity separate and distinct from its banking and non-banking subsidiaries. The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2006, the Bank paid $13.5 million in dividends to the Company, and the non-banking subsidiaries paid $740,000 to the Company.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank subsidiary are subject to the deposit insurance assessments of the Deposit Insurance Fund (“DIF”) of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. For example, depository institutions insured by the DIF that are “well capitalized” and that present few or no supervisory concerns are required to pay a minimum assessment of between 0.05% and 0.07% of assessable deposits annually for deposit insurance, while all other banks are required to pay premiums ranging from 0.10% to 0.43% of assessable deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

The FDIC is authorized to prohibit any DIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. The Company is not aware of any existing circumstances that could result in termination of any of the Bank’s deposit insurance.

Capital Requirements

The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 4%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

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

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Company and the Bank presently maintain sufficient capital to remain in compliance with these capital requirements.

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

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at an institution. For net transaction accounts in 2007, the first $8.5 million will be exempt from reserve requirements, compared to $7.8 million in 2006. A three percent reserve ratio will be assessed on net transaction accounts over $8.5 million up to and including $37.3 million, compared to $7.8 million up to and including $40.5 million in 2006. A ten percent reserve ratio will be applied above $37.3 million in 2007, compared to $40.5 million in 2006. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B:

•

limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and

•	require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a nonaffiliate.

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

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

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

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to clients.

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

Bank Secrecy Act

Under the Bank Secrecy Act, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and that the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act also requires a financial institution to follow implemented customer identification procedures when opening accounts for new customers and to review lists of individuals and entities that are prohibited from opening accounts at financial institutions.

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

Middleburg Trust Company

Middleburg Trust Company operates as a trust subsidiary of Middleburg Investment Group. It is subject to supervision and regulation by the Virginia State Corporation Commission’s Bureau of Financial Institutions and the Federal Reserve Board.

State and federal regulators have substantial discretion and latitude in the exercise of their supervisory and regulatory authority over Middleburg Trust Company, including the statutory authority to promulgate regulations affecting the conduct of business and the operations of Middleburg Trust Company. They also have the ability to exercise substantial remedial powers with respect to Middleburg Trust Company in the event that it determines that Middleburg Trust Company is not in compliance with applicable laws, orders or regulations governing its operations, is operating in an unsafe or unsound manner, or is engaging in any irregular practices.

Middleburg Investment Advisors

Middleburg Investment Advisors operates as a non-banking subsidiary of Middleburg Investment Group, which is a subsidiary of the Company. It is subject to supervision and regulation by the Securities and Exchange Commission under the Investment Advisors Act of 1940. The Investment Advisors Act of 1940 requires registered investment advisers to comply with numerous and pervasive obligations, including, among other things, record-keeping requirements, operational procedures, registration and reporting and disclosure obligations. State regulatory authorities also provide similar oversight and regulation.

ITEM 1A.	RISK FACTORS

The Company’s operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. The risk factors applicable to us are the following:

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

To a limited extent, our banking subsidiary also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations, which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage and home equity loans in the secondary market. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Based on our asset/liability position at December 31, 2006, a rise in interest rates would reduce our net interest income in the short term. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2006, approximately 38.0% and 40.2% of our $569.5 million total loan portfolio were secured by commercial and residential real estate, respectively. A major change in the real estate market, such as a deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could negatively impact us. While we are in one of the fastest growing real estate markets in the United States, risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

Many community banks attract customers based on the personal relationships that the banks’ officers and customers establish with each other and the confidence that the customers have in the officers. We depend on the performance of our senior officers. These officers have many years of experience in the banking industry and have numerous contacts in our market area. The loss of the services of any of our senior officers, or the failure of any of them to perform management functions in the manner anticipated by our board of directors, could have a material adverse effect on our business. Our success will be dependent upon the board’s ability to attract and retain quality personnel, including these individuals. We do not carry key man life insurance on our senior officers.

Many of the loans in our loan portfolio are too new to show any sign of problems.

Due to the economic growth in our market area and the opening of new financial service centers, a significant portion of our loans have been originated in the past several years, and 34.0% were originated in the last 18 months. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as ‘seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Although we believe we have conservative underwriting standards, it is more difficult to assess the future performance of the loan portfolio due to the recent origination of many of the loans. Thus, there can be no assurance that charge-offs in the future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

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

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations, which are intended to protect depositors and not our shareholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase our costs and thus place other financial institutions that are not subject to similar regulation in stronger, more favorable competitive positions.

Revenue from our mortgage lending investment is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market or higher interest rates, all of which may adversely impact our profits.

Maintaining our revenue stream from our investment in Southern Trust Mortgage is dependent upon its ability to originate loans and sell them to investors. Loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect Southern Trust Mortgage’s mortgage originations and, consequently, reduce its income from mortgage lending activities. As a result, these conditions may ultimately adversely affect our net income.

Because we have less than a majority of the ownership interest in Southern Trust Mortgage, its management may make decisions that are not in our best interest.

We, through our bank subsidiary hold, 41.8% of the ownership interest in Southern Trust Mortgage. Because we do not own a majority of the voting rights in Southern Trust Mortgage, we are unable to control the board of directors or management. The management of Southern Trust Mortgage may make decisions that are not in our best interest and reduce the value of either our investment or the revenue stream that it provides through mortgage operations. If this occurs, it may adversely affect our net income and our balance sheet.

Banking regulators have broad enforcement power, but regulations are meant to protect depositors, and not investors.

We are subject to supervision by several governmental regulatory agencies. Bank regulations, and the interpretation and application of them by regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence earnings and growth. In addition, these regulations may limit our growth and the return to investors by restricting activities such as the payment of dividends, mergers with, or acquisitions by, other institutions, investments, loans and interest rates, interest rates paid on deposits and the creation of financial service centers. Information on the regulations that impact us is included in “Supervision and Regulation” beginning on page 10 above. Although these regulations impose costs on us, they are intended to protect depositors, and should not be assumed to protect the interest of shareholders. The regulations to which we are subject may not always be in the best interest of investors.

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

The Catoctin Circle, Leesburg facility was completed in 1997 and is a two-story building of brick construction, with approximately 6,000 square feet of floor space, located at 102 Catoctin Circle, S.E., Leesburg, Virginia 20175. The office operates five teller windows, including three drive-up facilities and one drive-up automatic teller machine. The Bank also owns this building.

The Fort Evans Road, Leesburg facility was completed in July 2002 and is a one-story building of brick construction with approximately 3,500 square feet of floor space, located at 211 Fort Evans Road, NE, Leesburg, Virginia 20176. The office operates five teller windows, including three drive-up facilities and one drive-up automatic teller machine. The Bank owns this building.

The Leesburg limited service facility, located at 200 North King Street, was leased beginning April 1999. The leased space consists of 200 square feet with one teller window and a stand-alone automated teller machine. Transactions in this location are limited to paying and receiving teller functions. The initial term of this lease was five years, with two additional renewal periods of five years each. The lease is in the first renewal period and will expire March 31, 2008. The annual lease expense associated with this location is $6,400.

The Ashburn facility, which is leased, opened in June 1999 and consists of 3,400 square feet of office space at 20955 Professional Plaza, Suite 100, Ashburn, Virginia 20147. The office is a full service facility with five teller windows, three drive-up facilities and a drive-up automated teller machine. The initial term of the lease is 15 years, expiring May 31, 2014, with two five-year renewal options. The annual lease expense associated with this location is $101,000.

The Reston facility opened in November 2004 and consists of a one-story building of brick construction with approximately 3,500 square feet of floor space, located at 1779 Fountain Drive, Reston, Virginia, 20190. The office is a financial service center with three double-stack drive-up facilities and a drive-up automated teller machine. The Bank owns this building but leases the land upon which it resides. The initial term of the lease is 15 years, expiring October 31, 2019, with two five-year renewal options. The annual lease expense associated with this location is $226,000.

The Warrenton facility opened in October 2005 and consists of one-story building of brick construction with approximately 3,500 square feet of floor space, located at 530 Blackwell Road, Warrenton, Virginia, 20186. The office is a financial service center with a non-visible teller line with four tellers, a client service desk, a remote teller station, two drive-up lanes and a drive-up automated teller machine. The Bank leases this office. The initial term of the lease is 20 years, expiring February 28, 2025, with four five-year renewal options. The annual lease expense associated with this location is $151,000.

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

Middleburg Trust Company leases its main office at 821 East Main Street in Richmond, Virginia. The lease is for a term of 15 years and will expire November 30, 2015, with no renewal options. The annual lease expense associated with this location is $183,000.

Middleburg Investment Advisors leases its main office at 1901 North Beauregard Avenue, Alexandria, Virginia, 22311. The lease, which was entered into in May 2003, is for a term of 5 years, with no renewal options. The space includes approximately 3,500 square feet of office space and 900 square feet of storage. The annual lease expense associated with this location is $109,000.

The Marshall limited service facility, located at 8383 West Main Street, was leased beginning December 1, 2006. The leased space consists of 328 square feet. Transactions in this location are limited to paying and receiving teller functions. The initial term of this lease is three years, with two additional renewal periods of one year each. The lease is in its initial term and will expire November 30, 2009. The annual lease expense associated with this location is $10,800.

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

Market Price and Dividends

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market) under the symbol “MBRG.” The high and low sale prices per share for the Company’s Common Stock for each quarter of 2005 and 2006, and the amount of cash dividends per share in each quarter, are set forth in the table below.

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low
2005: 1st quarter 2nd quarter 3rd quarter 4th quarter	38.85 33.00 36.25 36.53	31.71 29.00 29.05 29.31	0.19 0.19 0.19 0.19
2006: 1st quarter 2nd quarter 3rd quarter 4th quarter	36.25 35.73 34.75 36.99	30.63 29.55 30.65 33.50	0.19 0.19 0.19 0.19

As of March 12, 2007, the Company had approximately 502 shareholders of record and at least 2,180 additional beneficial owners of shares of Common Stock.

Dividend Policy

The Company historically has paid cash dividends on a quarterly basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in Item 1., “Business – Supervision and Regulation – Payment of Dividends,” above. The Company or the Bank has paid regular cash dividends for over 212 consecutive quarters.

The Company is organized under the Virginia Stock Corporation Act, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders.

The Company is a legal entity separate and distinct from its subsidiaries. Its ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it, and the Bank is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits. Additionally, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve.

The Federal Reserve and the state of Virginia have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the state of Virginia and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Under the Federal Reserve’s regulations, the Bank may not declare or pay any dividend in excess of its net income for the current year plus any retained net income from the prior two calendar years. The Bank may also not declare or pay a dividend without the approval of its board and two-thirds of its shareholders if the dividend would exceed its undivided profits, as reported to the Federal Reserve.

In addition, the Company is subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect its dividend policies. The Federal Reserve has indicated that a bank holding company should generally pay dividends only if its net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Stock Repurchases

The Company did not repurchase any shares of Common Stock during the fourth quarter of 2006. On June 16, 1999, the Company adopted a repurchase plan, which authorized management to purchase up to $5 million of the Company’s common stock from time to time. Subsequently, the plan was amended to authorize management to purchase up to 100,000 shares and to eliminate the $5 million limit.

Stock Performance Graph

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the NASDAQ Composite Index and the SNL $500M-$1B Bank Index as reported by SNL Financial LC, assuming an investment of $100 in shares of Common Stock on December 31, 2001, and the reinvestment of dividends.

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
Middleburg Financial Corporation	$100.00	$133.08	$233.56	$223.55	$188.69	$232.09
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $500M-$1B Bank Index	100.00	127.67	184.09	208.62	217.57	247.44

ITEM 6.        SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated. The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2006, 2005, 2004, 2003 and 2002.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except ratios and per share data)
Balance Sheet Data:
Assets (1)	$772,305	$739,911	$606,121	$509,404	$425,284
Loans, net	564,750	520,511	345,703	258,112	209,800
Securities	135,435	149,591	174,388	194,581	163,673
Deposits	570,599	551,432	424,879	369,986	328,903
Shareholders’ equity	77,898	53,476	51,562	47,327	41,410
Average shares outstanding, basic (2)	4,132	3,803	3,804	3,770	3,642
Average shares outstanding, diluted (2)	4,223	3,906	3,920	3,867	3,726

Income Statement Data:
Interest income	$45,398	$36,212	$26,667	$24,780	$23,758
Interest expense	18,487	11,596	6,033	5,576	6,524
Net interest income	26,911	24,616	20,634	19,204	17,234
Provision for loan losses	499	1,744	796	575	300
Net interest income after
provision for loan losses	26,412	22,872	19,838	18,629	16,934
Non-interest income	8,420	8,945	8,476	9,499	7,312
Securities gains (losses)	(305)	76	118	422	(73)
Non-interest expense	23,210	21,920	18,559	16,887	15,526
Income before income taxes	11,317	9,973	9,873	11,663	8,647
Income taxes	3,299	2,799	2,781	3,444	2,335
Net income	8,018	7,174	7,092	8,219	6,312

Per Share Data: (2)
Net income, basic	$1.94	$1.89	$1.86	$2.18	$1.73
Net income, diluted	1.90	1.84	1.81	2.13	1.69
Cash dividends	0.76	0.76	0.76	0.69	0.60
Book value at period end	17.29	14.05	13.54	12.44	11.18
Tangible book value at period end	16.06	12.50	11.90	10.72	9.31

Asset Quality Ratios:
Non-performing loans to period end loans	0.00%	0.02%	0.00%	0.14%	0.50%
Non-performing loans to total assets	0.00	0.00	0.00	0.07	0.25
Net charge-offs (recoveries) to average loans	0.01	0.00	(0.01)	0.11	0.03
Allowance for loan losses to loans
outstanding at end of period	0.98	0.98	0.98	1.00	1.09

Selected Ratios:
Return on average assets	1.05%	1.05%	1.29%	1.78%	1.62%
Return on average equity	12.25	13.65	14.31	18.27	17.24
Dividend payout	39.41	40.21	40.76	31.69	34.58
Efficiency ratio (3)	63.85	63.32	61.92	57.00	60.93
Net interest margin (4)	3.97	4.11	4.29	4.75	5.04
Equity to assets	10.09	7.23	8.51	9.30	9.74
Tier 1 risk-based capital	12.79	11.10	14.20	14.40	14.80
Total risk-based capital	13.70	12.00	15.10	15.60	15.63
Leverage	10.26	8.70	10.20	11.30	10.56

(1)

Amounts have been adjusted to reflect the application of FASB Interpretation No. 46R. The common equity portion of the Trust Preferred entities has been deconsolidated and is included in Assets for all years reported.

(2)	Amounts have been adjusted to reflect a two-for-one stock split of the Common Stock in October 2003.
(3)

The efficiency ratio is a key performance indicator in the Company’s industry. The Company monitors this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. It is a measure of the relationship between operating expenses to earnings. Net interest income on a tax equivalent basis for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 were $27,705,000, $25,435,000, $21,507,000, $20,135,000 and $18,188,000. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies,” below for additional information.

(4)	Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.

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

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, the Bank and Middleburg Investment Group. The Bank is a community bank serving Loudoun, Fairfax and Fauquier County, Virginia with seven full service facilities and two limited service facility. Middleburg Investment Group is a non-bank holding company with two wholly owned subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors. Middleburg Trust Company is a trust company headquartered in Richmond, Virginia. Middleburg Investment Advisors is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 24 states.

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Middleburg Investment Group’s subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, generate fee income by providing investment management and trust services to its clients. Investment management and trust fees are generally based upon the value of assets under management, and, therefore can be significantly affected by fluctuation in the values of securities caused by changes in the capital markets.

In 2006, the Company continued to realize the benefit of high growth rates in both assets and net interest income. By December 31, 2006, total assets reached $772.3 million, an increase of 4.4%. Total assets at December 31, 2005 were $739.9 million. Total loans grew 8.5% from $524.8 million at December 31, 2005 to $569.5 million at December 31, 2006, without sacrificing credit quality. Considering the current interest rate environment, the Company has been cautious about the amount and type of loan growth it has added to the loan portfolio. Due to this focus, there were no non-accrual loans at December 31, 2006. At December 31, 2006, Purcellville, Reston and Warrenton, the financial service centers that were fully operative under the business model, had outstanding loans of $26.1 million, $34.1 million and $75.3 million, respectively.

Total deposits increased $19.2 million from $551.4 million at December 31, 2005 to $570.6 million at December 31, 2006. Low cost deposits, including demand checking, interest checking and savings decreased $5.5 million or 1.7% from the year ended December 31, 2005 to $320.0 million for the year ended December 31, 2006. Higher cost time deposits, excluding brokered certificates of deposit, increased 24.5% or $31.4 million from the year ended December 31, 2005 to $159.6 million for the year ended December 31, 2006. The increases in both lower cost and higher cost deposits contributed to the 59.4% increase in interest expense.

29

The net interest margin declined from 4.11% for the year ended December 31, 2005 to 3.97% for the year ended December 31, 2006. The decline is attributed to both the lower yields earned on loan growth due to the flattening of the yield curve and the steady rise in shorter term interest rates on deposits and borrowed money to fund the earning asset growth. Non-interest expenses grew 5.9% for the 2006 year compared to 2005. Because of the Company’s plans for growth and expansion, it is expected that non-interest expense growth rates may exceed this level in the future. The Company is focused on keeping increases in non-interest expense low in the future. The Company remains well capitalized with risk-adjusted core capital and total capital ratios well above the regulatory minimums. Asset quality measures also remained consistently strong throughout the year. The loan loss provision increased, when compared to 2005, primarily due to loan growth.

With the creation of Middleburg Investment Group, the Company has expanded the integration of Middleburg Trust Company, Middleburg Investment Advisors and the Bank’s investment services department into a more focused wealth management program for all of the Company’s clients. The Company intends to make each of its wealth management services available within all of its financial service centers. Also, through the affiliation with Southern Trust Mortgage, the Bank plans to continue to increase its loan portfolio by purchasing high credit quality, low loan to value first deeds of trusts on residential property. The Bank plans to continue its focus on low cost deposit growth with advertising campaigns and product development. Management has developed a growth strategy that includes expansion into Sterling, Virginia (Loudoun County) in 2007. Other markets under consideration include Herndon and Chantilly (Fairfax County). Management will look for key lenders in those markets to join the Company’s team to generate earning assets and awareness prior to the facility opening.

The Company is not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on the registrant’s liquidity, capital resources or results of operations.

Recent Financial Developments

In February 2007, the Company opened a limited service facility in Marshall, Virginia. The Company is currently leasing a 900 square foot office. The Company plans to expand its presence in this community in the future.

In December 2006, the Company exercised the call option on its trust preferred securities issued by ICBI Capital Trust I. The total amount of the redemption was $10.3 million. The Company funded the redemption with dividends received from the Bank in December 2006. The weighted average rate of the trust preferred securities was 8.82% in 2006 and 6.36% over the life of the issuance.

In July 2006, the Company issued 676,552 shares of its common stock in a public offering. The public price of $31.00 per share, less the underwriters’ commissions and expenses of the offering, resulted in net proceeds of $19.5 million to the Company. Subsequently, the Company invested $19.0 million of the net proceeds in the Bank. The increase in capital allows the Company to continue to implement its business strategy, particularly in regards to expanding its market presence through additional financial service centers and integrating its financial services. As the Company and the Bank continue to grow, both will remain well capitalized under capital adequacy guidelines as a result of the increase in capital.

In May 2006, one of the owners of an interest in Southern Trust Mortgage withdrew from the partnership. The departure of the owner changed the Bank’s ownership percentage to 41.8%. Prior to the departure, the Bank’s ownership interest was 40.0%.

The Company had $13.9 million in brokered deposits at December 31, 2005. During the second quarter of 2006 the Company issued $11.4 million in brokered certificates of deposit. At December 31, 2006, $25.1 million of the brokered certificates remained outstanding. These new brokered certificates of deposits contributed a 2.1% increase in total deposits at December 31, 2006.

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

Intangibles and Goodwill

The Company has approximately $5.6 million in intangible assets and goodwill at December 31, 2006, a decrease of $338,000 since December 31, 2005. On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using SFAS Nos. 141 and 142 as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of client relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years. The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $5.6 million in intangible assets and goodwill at December 31, 2006 is attributable to the Company’s investment in Middleburg Trust Company.

The purchase price allocation process requires management estimates and judgment as to expectations for the life span of various client relationships as well as the value that key members of management add to the success of the Company. For example, client attrition rates were determined based upon assumptions that the past five years may predict the future. If the actual attrition rates, among other assumptions, differed from the estimates and judgments used in the purchase price allocation, the amounts recorded in the Consolidated Financial Statements could result in a possible impairment of the intangible assets and goodwill or require an acceleration in the amortization expense.

In addition, SFAS No. 142 requires that goodwill be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Processes and procedures have been identified for the two-step process.

When the Company completes its ongoing review of the recoverability of intangible assets and goodwill, factors that are considered important to determining whether an impairment might exist include loss of clients acquired or significant withdrawals of the assets currently under management and/or early retirement or termination of key members of management. Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations.

Tax-Equivalent Interest Income

Tax-equivalent interest income is gross interest income adjusted for the non-taxable interest income earned on loans, municipal securities and corporate securities, which are dividend-received deduction eligible. The effective tax rate of 34% is used in calculating tax equivalent income related to loans, municipal securities and corporate securities. A dividend-received deduction of 70% is used in determining tax-equivalent income related to corporate securities, as well.

Results of Operations

Net Income

Net income for 2006 was $8.0 million, an increase of 11.8% from net income for 2005 of $7.2 million. Net income for 2005 increased 1.2% from 2004’s net income of $7.1 million. For 2006, earnings per diluted share were $1.90 compared to $1.84 and $1.81 for 2005 and 2004, respectively.

Return on average assets (“ROA”) measures how effectively the Company employs its assets to produce net income. The ROA for the Company remained unchanged at 1.05% for the years ended December 31, 2006 and 2005, respectively. The ROA for 2004 was 1.29%. Return on average equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested. ROE decreased to 12.3% for the year ended December 31, 2006. ROE was 13.7% and 14.3% for the years ended December 31, 2005 and 2004, respectively.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities during the years indicated. Non-accrual loans are included in the loan balances.

Average Balances, Income and Expenses, Yields and Rates

(Years Ended December 31)

		2006			2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Assets :
Securities:
Taxable	$ 113,978	$ 5,641	4.95%	$ 131,007	$ 5,649	4.31%	$ 147,868	$ 6,333	4.28%
Tax-exempt (1) (2)	31,992	2,330	7.28%	32,773	2,404	7.34%	35,770	2,552	7.13%
Total securities	$ 145,970	$ 7,971	5.46%	$ 163,780	$ 8,053	4.92%	$ 183,638	$ 8,885	4.84%
Loans
Taxable	$ 550,805	$ 38,156	6.93%	$ 453,566	$ 28,940	6.38%	$ 313,947	$ 18,597	5.92%
Tax-exempt (1)	77	7	9.09%	163	13	7.98%	290	24	8.28%
Total loans	$ 550,882	$ 38,163	6.93%	$ 453,729	$ 28,953	6.38%	$ 314,237	$ 18,621	5.93%
Federal funds sold	953	48	5.04%	546	18	3.30%	2,250	24	1.07%
Interest on money market investments	-	-	0.00%	-	-	0.00%	209	2	0.96%
Interest bearing deposits in
other financial institutions	235	11	4.68%	250	7	2.80%	732	8	1.09%
Total earning assets	$ 698,040	$ 46,193	6.62%	$ 618,305	$ 37,031	5.99%	$ 501,066	$ 27,540	5.50%
Less: allowances for credit losses	(5,377)			(4,331)			(2,933)
Total nonearning assets	68,387			64,736			48,429
Total assets	$ 761,050			$ 678,710			$ 546,562

Liabilities:
Interest-bearing deposits:
Checking	$ 141,160	$ 3,289	2.33%	$ 95,837	$ 1,111	1.16%	$ 67,314	$ 114	0.17%
Regular savings	54,242	934	1.72%	44,784	555	1.24%	32,300	98	0.30%
Money market savings	67,305	665	0.99%	88,939	597	0.67%	90,872	453	0.50%
Time deposits:
$100,000 and over	97,140	4,442	4.57%	77,995	2,584	3.31%	56,826	1,244	2.19%
Under $100,000	62,609	2,365	3.78%	60,764	1,677	2.76%	41,433	961	2.32%
Total interest-bearing deposits	$ 422,456	$ 11,695	2.77%	$ 368,319	$ 6,524	1.77%	$ 288,745	$ 2,870	0.99%

Federal Home Loan Bank Advances	34,795	1,830	5.26%	30,563	1,083	3.54%	9,841	160	1.63%
Securities sold under agreements
to repurchase	36,838	1,529	4.15%	34,696	934	2.69%	30,364	507	1.67%
Long-term debt	68,814	3,390	4.93%	65,759	3,021	4.59%	57,363	2,483	4.33%
Federal funds purchased	860	44	5.12%	987	34	3.44%	814	13	1.60%
Total interest-bearing liabilities	$ 563,763	$ 18,488	3.28%	$ 500,324	$ 11,596	2.32%	$ 387,127	$ 6,033	1.56%
Non-interest bearing liabilities
Demand deposits	127,943			122,978			107,255
Other liabilities	3,918			2,667			2,789
Total liabilities	$ 695,624			$ 625,969			$ 497,171
Shareholders’ equity	65,426			52,741			49,391
Total liabilities and shareholders’ equity	$ 761,050			$ 678,710			$ 546,562

Net interest income		$ 27,705			$ 25,435			$ 21,507

Interest rate spread			3.34%			3.67%			3.94%
Interest expense as a percent of
average earning assets			2.65%			1.88%			1.20%
Net interest margin			3.97%			4.11%			4.29%

(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2)	Income and yields include dividends on preferred securities that are 70% excludable for tax purposes.

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

Net interest income on a fully tax-equivalent basis was $27.7 million for the year ended December 31, 2006. This is an increase of 9.1% over the $25.4 million reported for the same period in 2005. Net interest income for 2005 increased 18.1% over the $21.5 million reported for 2004. The increase in net interest income in 2005 resulted primarily from the 8.5% growth in loans, net of deferred costs and allowance for loan losses. The net interest margin decreased 14 basis points to 3.97% in 2006. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2006 and 2005 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Year Ended December 31,
(in thousands)	2006	2005	2004
GAAP measures:
Interest Income – Loans	$ 38,161	$ 28,949	$ 18,613
Interest Income – Investments & Other	7,237	7,263	8,054
Interest Expense – Deposits	11,694	6,524	2,870
Interest Expense – Other Borrowings	6,793	5,072	3,163
Total Net Interest Income	$ 26,911	$ 24,616	$ 20,634
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income – Loans	$ 2	$ 4	$ 8
Tax Benefit Realized on Non-Taxable Interest Income – Municipal Securities	792	807	854
Tax Benefit Realized on Non-Taxable Interest Income – Corporate Securities	--	8	11
Total Tax Benefit Realized on Non-Taxable Interest Income	$ 794	$ 819	$ 873
Total Tax Equivalent Net Interest Income	$ 27,705	$ 25,435	$ 21,507

The increase in net interest income in 2006 resulted from the 12.9% growth in average earning assets. The 63 basis point increase in earning assets yield was offset somewhat by a 96 basis point increase in the cost of funding. The net interest margin decreased during 2006 by 14 basis points to 3.97%. The average balance in the securities portfolio decreased by $17.8 million, while the tax-equivalent yield increased 54 basis points to 5.46%. The average loan portfolio volume increased 21.4%

during 2006. The average yield on the loan portfolio increased 55 basis points. Loan demand was steady throughout 2006.

The average balance of interest bearing accounts (interest bearing checking, savings and money market accounts) grew 14.4% to $262.7 million at December 31, 2006. The cost of such funding increased 87 basis points over the year ended December 31, 2005. Interest bearing checking increased 47.3% with a corresponding cost increase of 117 basis points. The average balances in certificates of deposit increased 15.1%, while the interest expense associated with these deposits increased 59.8% or $2.5 million The increase of time deposits greater than $100,000 was $19.1 million. These deposits typically have higher cost when compared to all other interest bearing deposits. This category does not include brokered certificates of deposit.

During 2006, the Company’s reliance on other funding sources increased on average by $9.3 million with a related increase in interest expense of $1.7 million. The Company increased its average Federal Home Loan Bank advances by $4.2 million. Much of the increase in borrowings was related to the funding the growth in the Bank’s loan portfolio. Total interest expense for 2006 was $18.5 million, a increase of $6.9 million compared to the total interest expense for 2005.

Management believes that the net interest margin may continue to compress during 2007. Based on conservative internal interest rate risk models and the assumption of a sustained rising rate environment, the Company expects net interest income to trend downward slightly throughout the next 12 months as mortgage related assets extend and funding costs continue to rise. The expected decrease to net interest income could be 2.57% or $699,000 in a 12 month period of rising rates of 200 basis points. It is anticipated that increased growth in earning assets will help mitigate the above mentioned impact to the Company’s net interest margin. The Asset/Liability Management Committee continues to focus on various strategies to maintain the net interest margin.

The average yield on the loan portfolio increased 45 basis points in 2005. Growth in the loan portfolio combined with the increase in loan yields to produce a 55.5% increase in loan interest income. Loan demand continues to remain strong and the Bank has added commercial lenders in markets in which the Bank opened new facilities.

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

Volume and Rate Analysis

(Tax Equivalent Basis)

(Years Ended December 31)

	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due			Increase (Decrease) Due
	to Changes in:			to Changes in:
	(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$ (66)	$ 58	$ (8)	$ (727)	$ 43	$ (684)
Tax-exempt	(57)	(17)	(74)	(223)	75	(148)
Loans:
Taxable	6,584	2,632	9,216	8,815	1,528	10,343
Tax-exempt	(8)	2	(6)	(10)	(1)	(11)
Federal funds sold	18	12	30	3	(9)	(6)
Interest on money market investments	--	--	--	(1)	(1)	(2)
Interest bearing deposits in other
financial institutions	--	4	4	--	(1)	(1)
Total earning assets	$ 6,471	$ 2,691	$ 9,162	$ 7,857	$ 1,634	$ 9,491

Interest-Bearing Liabilities:
Interest checking	$ 695	$ 1,483	$ 2,178	$ 67	$ 930	$ 997
Regular savings deposits	133	246	379	51	406	457
Money market deposits	(72)	140	68	(9)	153	144
Time deposits
$100,000 and over	729	1,129	1858	563	777	1,340
Under $100,000	52	636	688	509	207	716
Total interest bearing deposits	$ 1,537	$ 3,634	$ 5,171	$ 1,181	$ 2,473	$ 3,654
Federal Home Loan Bank
advances	$ 166	$ 581	$ 747	$ 592	$ 331	$ 923
Securities sold under agreement
to repurchase	61	534	595	81	346	427
Long-term debt	144	225	369	379	159	538
Federal funds purchased	(4)	14	10	3	18	21
Total interest bearing
liabilities	$ 1,904	$ 4,988	$ 6,892	$ 2,236	$ 3,327	$ 5,563

Change in net interest income	$ 4,567	$ (2,297)	$ 2,270	$ 5,621	$ (1,693)	$ 3,928

Provision for Loan Losses

The Company’s loan loss provision during 2006 and 2005 was $499,000 and $1.7 million, respectively. The Company is committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section below.

Non-interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability. Management recognizes this and continues to review and consider areas where non-interest income can be increased. Non-interest income includes fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company and Middleburg Investment Advisors. Non-interest income (excluding securities gains and losses) decreased 5.9% to $8.4 million for the year ended December 31, 2006, compared to $8.9 million for 2005.

Service charges, which include both deposit fees and certain loan fees, increased 6.8% to $2.5 million for the year ended December 31, 2006, compared to $2.3 million for the year ended December 31, 2005. Loan processing fees and ATM fees increased 20.7% and 12.5%, respectively for the year ended December 31, 2006 compared to December 31, 2005. Investment advisory fees of $2.2 million for the year ended December 31, 2006 are from Middleburg Investment Advisors. Investment advisory fees increased 2.5% for the year ended December 31, 2006 compared to the 2005 investment advisory fee amount of $2.1 million. Middleburg Investment Advisors is predominantly a fixed income money manager that bases its fee upon the market value of the accounts under management. Assets under administration at Middleburg Investment Advisors decreased 4.1% or $24.7 million to $582.5 million at December 31, 2006. Middleburg Trust Company produced fiduciary fees that increased 6.6% to $1.9 million for the year ended December 31, 2006, compared to $1.8 million for the same period in 2005. Assets under administration at Middleburg Trust Company grew 4.7% or $28.9 million to $648.1 million at December 31, 2006. Assets under management include intercompany assets of $100.8 million. Fiduciary fees are also based primarily upon the market value of the accounts under administration.

Investment services fees decreased to $554,000 for the year ended December 31, 2006, compared to $676,000 for the year ended December 31, 2005. The Company currently has three financial consultants who are available to each of the Company’s clients, compared to four financial consultants in 2005. As of March 1, 2007, the Company has an additional financial consultant and is currently recruiting to fill open positions within this department.

The equity earnings in Southern Trust Mortgage decreased 55.5% or $849,000 from $1.5 million for the year ended December 31, 2005 to $680,000 for the 2006 year. An accounting adjustment related to the recognition of service release premium income was made in the fourth quarter of 2006. The adjustment negatively impacted equity earnings from affiliate by $177,000. Southern Trust Mortgage closed $938.8 million in loans for the year ended 2006, compared to $1.1 billion in loans for the year ended 2005, with 58.8% of its production attributable to purchase money financings in 2006 compared with 62.2% in 2005.

Income earned from the Bank’s $10.8 million investment in Bank Owned Life Insurance (BOLI) contributed $436,000 to total other income for the year ended December 31, 2006. The Company purchased $6.0 million of BOLI in the third quarter of 2004 and another $4.8 million in the fourth quarter of 2004 to help subsidize increasing employee benefit costs and expenses related to the restructuring of its supplemental retirement plans.

Non-interest income increased 5.5% to $8.9 million for the year ended December 31, 2005, compared to $8.5 million for 2004.

Service charges, which include deposit fees and certain loan fees, increased 19.8% to $2.3 million for the year ended December 31, 2005, compared to $1.9 million for the year ended December 31, 2004. Investment advisory fees of $2.1 million for the year ended December 31, 2005 are from Middleburg Investment Advisors. Investment advisory fees were unchanged in 2005 compared to the 2004 investment advisory fee amount. Middleburg Trust Company produced fiduciary fees that increased 16.4% to $1.8 million for the year ended December 31, 2005, compared to $1.6 million for the same period in 2004.

Investment sales fees were relatively unchanged at $676,000 for the year ended December 31, 2005, compared to $671,000 for the year ended December 31, 2004. At December 31, 2005, the Company had four financial consultants available to the Company’s clients.

Non-interest income for 2004 decreased 10.8% to $8.5 million from $9.2 million in 2003.

The following table presents the Company’s non-interest income for the years indicated.

Non-interest Income

(Years Ended December 31)

	2006	2005	2004
	(In thousands)
Service charges, commissions and fees	$ 2,477	$ 2,319	$ 1,936
Trust fee income	1,945	1,824	1,567
Investment advisory fee income	2,169	2,116	2,121
Commission on investment sales	554	676	671
Equity earnings in affiliate	680	1,529	1,657
Bank-owned life insurance	436	458	90
Other operating income	159	23	434
Non-interest income	$ 8,420	$ 8,945	$ 8,476
Gains (losses) on securities available for sale, net	(305)	76	118
Total non-interest income	$ 8,115	$ 9,021	$ 8,594

Non-interest Expense

Non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead costs. Non-interest expense increased 5.9% to $23.2 million for the year ended December 31, 2006, compared to $21.9 million for 2005. When taken as a percentage of total average assets for the year ended December 31, 2006, the expense was 3.0% of total average assets, a decrease from 3.2% for the same period in 2005.

Salaries and employee benefits increased $450,000 to $13.7 million when comparing the year ended December 31, 2006 to the same period in 2005. Additions to staff to support business development, retail branching and the formation of a wealth management team have contributed to the increase in salaries and employee benefits. Several experienced commercial lenders were hired to support business development efforts in both the Reston and Warrenton areas.

Net occupancy and equipment expenses increased 8.1% to $3.0 million for the year ended December 31, 2006, compared to $2.8 million for the same period in 2005. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Advertising expense increased 49.0% in 2006 to $572,000, compared to $384,000 in 2005. Advertising related to Middleburg Investment Group and its subsidiaries contributed $64,000 of the increase.

Computer operations expense increased from $868,000 for the year ended December 31, 2005 to $982,000 for the year ended December 31, 2006. The increase was related to additional software licensing for the set-up of the non-bank holding company, Middleburg Investment Group. Computer operations expense has also been impacted by the increased cost of computer related maintenance contracts as a result of the Company’s continued growth, including the addition of client relationship management software.

Other tax expense increased 7.5% or $35,000 to $500,000 for the year ended December 31, 2006 from $465,000 for the year ended December 31, 2005. The increase was mainly the result of the Bank’s franchise tax, which is paid to the state in lieu of an income tax and is based on the Bank’s equity capital. Due to the increase in capital as a result of the stock offering, the Company expects other tax expense to increase by approximately 25.0% over the 2006 amount.

Other operating expense increased 6.7% or $277,000 to $4.4 million for the year ended December 31, 2006 from $4.2 million for the year ended December 31, 2005. The increase resulted from small increases in various expense categories, including courier services and legal, due to the Company’s growth.

Non-interest expense increased 18.1% to $21.9 million in 2005 and includes one time charges related to severance payments, reductions in cash surrender values related to split dollar insurance policies and some equity adjustments for ownership in BI Investments, the Company’s broker-dealer. The growth in salary expense was 21.6% during 2005. Additions to staff to support branching and commercial lending contributed to the increase in salaries and employee benefits during 2005. Additions to building and premises contributed to the 25.2% increase in net occupancy and equipment expenses for the year ended December 31, 2005, compared to the same period in 2004. Advertising expense increased 2.7% in 2005 to $384,000. During 2005, the Company conducted a campaign that was targeted specifically to grow newly developed deposit products. Computer operations expense increased from $770,000 for the year ended December 31, 2004 to $868,000 for the year ended December 31, 2005. The increase is related to both the increased cost of computer related maintenance contracts and the increased number of the Company’s clients utilizing its online banking services and the increase in volume of online banking transactions. Other tax expense increased 18.9% to $465,000 for the year ended December 31, 2005 from $391,000 for the year ended December 31, 2004. The increase was mainly the result of the Bank’s franchise tax, which is paid to the state in lieu of an income tax and is based on the Bank’s equity capital.

Other operating expense increased 6.7% or $263,000 to $4.2 million for the year ended December 31, 2005 from $3.9 million for the year ended December 31, 2004. The increase was attributed to increases in accounting/audit fees, courier expenses, and educational expenses, all resulting from the Company’s growth.

Total non-interest expenses were $18.6 million in 2004. Included in 2004 other operating expenses were some one-time costs associated with Sarbanes-Oxley 404 compliance, supplemental executive retirement benefits, equity adjustments for ownership in BI Investments, the Company’s broker-dealer, severance payment to a former executive and additional occupancy and salary expense related to the Company’s growth.

The following table presents the Company’s non-interest expenses for the years indicated.

Non-interest Expenses

(Years Ended December 31)

	2006	2005	2004
	(In thousands)
Salaries and employee benefits	$ 13,690	$ 13,240	$ 10,887
Net occupancy and equipment expense	3,024	2,798	2,235
Advertising	572	384	374
Computer operations	982	868	770
Other taxes	500	465	391
Other operating expenses	4,442	4,165	3,902
Total	$ 23,210	$ 21,920	$ 18,559

Income Taxes

Reported income tax expense was $3.3 million for the year ended December 31, 2006, compared to $2.8 million for the same period in 2005. The effective tax rate for 2006 was 29.2% compared to 28.1% in 2005 and 28.2% in 2004. Note 10 of the Company’s Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and the Company’s actual income tax expense. Also included in Note 10 to the Consolidated Financial Statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2006.

Summary of Financial Results by Quarter

The following table summarizes the major components of the Company’s results of operations for each quarter of the last three fiscal years.

	2006 Quarter Ended

(Dollars in thousands except per share)	March 31	June 30	September 30	December 31

Net interest income	$ 6,611	$ 6,717	$ 6,786	$ 6,797
Net interest income after provision
for loan losses	6,361	6,604	6,731	6,716
Non-interest income	2,091	2,251	2,213	1,865
Net securities gains (losses)	--	1	--	(306)
Non-interest expense	5,546	5,869	5,589	6,206
Income before income taxes	2,906	2,987	3,355	2,069
Net income	2,048	2,102	2,336	1,532
Diluted earnings per common share	$ 0.52	$ 0.54	$ 0.52	$ 0.32
Dividends per common share	0.19	0.19	0.19	0.19

	2005 Quarter Ended

(Dollars in thousands except per share)	March 31	June 30	September 30	December 31

Net interest income	$ 5,623	$ 6,107	$ 6,352	$ 6,534
Net interest income after provision
for loan losses	5,151	5,438	6,035	6,248
Non-interest income	1,976	2,285	2,628	2,056
Net securities gains (losses)	-	(21)	273	(176)
Non-interest expense	5,120	5,315	5,559	5,926
Income before income taxes	2,007	2,387	3,377	2,202
Net income	1,409	1,737	2,409	1,619
Diluted earnings per common share	$ 0.36	$ 0.45	$ 0.62	$ 0.41
Dividends per common share	0.19	0.19	0.19	0.19

	2004 Quarter Ended

(Dollars in thousands except per share)	March 31	June 30	September 30	December 31

Net interest income	$ 4,876	$ 5,030	$ 5,206	$ 5,522
Net interest income after provision
for loan losses	4,767	4,920	4,917	5,234
Non-interest income	2,043	2,076	2,235	2,122
Net securities gains (losses)	181	(102)	9	30
Non-interest expense	4,261	4,392	4,483	5,423
Income before income taxes	2,730	2,502	2,678	1,963
Net income	1,948	1,728	1,892	1,524
Diluted earnings per common share	$ 0.50	$ 0.44	$ 0.48	$ 0.39
Dividends per common share	0.19	0.19	0.19	0.19

Financial Condition

Assets, Liabilities and Shareholders Equity

The Company’s total assets were $772.3 million at December 31, 2006, up $32.4 million or 4.4% from $739.9 million at December 31, 2005. Securities decreased $14.2 million or 9.5% from 2005 to 2006. Loans, net of allowance for loan losses and deferred loan costs, increased by $44.2 million or 8.5% from December 31, 2005 to December 31, 2006. Total liabilities were $694.4 million at December 31, 2006, compared to $686.4 million at December 31, 2005. The decrease in borrowings and other liabilities of $11.2 million was offset by the increase in deposits of $19.2 million. Total shareholders’ equity at year end 2006 and 2005 was $77.9 million and $53.5 million, respectively. The increase in shareholders’ equity was the result of the stock offering in July 2006, which resulted in net proceeds of $19.8 million.

Loans

The Company’s loan portfolio is its largest and most profitable component of earning assets, totaling 78.9% of average earning assets. In 2006, the Company placed greater focus to maintaining high credit quality loans and increasing loan yields. The tax equivalent yield on loans increased 55 basis points to 6.93%, while non-accrual loans and loans past due more than 90 days was less than 0.1% of average loans. The Company continues to focus on loan portfolio growth and diversification as a means of increasing earnings. Total loans were $569.5 million at December 31, 2006, an increase of 8.5% from the December 31, 2005 total of $524.8 million.

Total loans increased 50.5% from $348.8 million at December 31, 2004 to $524.8 million at December 31, 2005. The total loan to deposit ratio increased to 99.8% at December 31, 2006, compared to 95.2% at December 31, 2005 and 82.1% at December 31, 2004.

Loan Portfolio

(At December 31)

	2006	2005	2004	2003	2002
	(In thousands)

Commercial, financial and agricultural	$ 37,501	$ 28,388	$ 27,162	$ 20,360	$ 20,323
Real estate construction	69,033	88,312	45,503	30,239	22,008
Real estate mortgage:
Residential (1-4 family)	189,341	174,998	114,418	83,919	74,298
Home equity lines	39,670	35,880	21,247	11,275	10,091
Non-farm, non-residential (1)	216,232	177,198	125,284	100,655	73,164
Agricultural	2,473	2,894	3,135	2,441	482
Consumer installment	15,253	17,128	12,075	11,828	11,741
Total Loans	$ 569,503	$ 524,798	$ 348,824	$ 260,717	$ 212,107
Add: Deferred loan costs (2)	829	856	297	-	-
Less: Allowance for loan losses	5,582	5,143	3,418	2,605	2,307
Net loans	$ 564,750	$ 520,511	$ 345,703	$ 258,112	$ 209,800

(1)	This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.
(2)	The Company implemented SFAS No. 91 in 2004.

At December 31, 2006, residential real estate (1-4 family) portfolio loans constituted 33.2% of total loans and increased $14.3 million during the year. Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans. Real estate construction loans decreased to $69.0 million at December 31, 2006 and represent 12.1% of the total loan portfolio. The Company’s one time closing construction/permanent loan product competes successfully in a high growth market like Loudoun County because the Company is local and can respond quickly to inspections and construction draw requests. Non-farm, non-residential real estate loans are typically owner-occupied commercial buildings. Non-farm, non-residential loans were 38.0% of the total loan portfolio at December 31, 2006. The increase in the non-farm, non-residential real estate loans is the result of the Company’s diversification strategy. The branch network has helped to support the loan portfolio diversification, such as increased commercial real estate loans. Home equity lines and agricultural real estate loans were 7.0% and 0.4% of total loans, respectively, at December 31, 2006.

The Company’s commercial, financial and agricultural loan portfolio consists of secured and unsecured loans to small businesses. At December 31, 2006, these loans comprised 6.6% of the total loan portfolio. This portfolio increased 32.1% in 2006 to $37.5 million. The Company’s market area, Loudoun County, had been identified as one of the fastest growing counties with the fastest rate of job creation in the country. The market’s growth has contributed to the improved local economy, commercial spending and therefore the Company’s increased commercial loan demand. Consumer installment loans primarily consist of unsecured installment credit and account for 2.7% of the loan portfolio.

Consistent with its focus on providing community-based financial services, the Company generally does not extend loans outside its principal market area. The Company’s market area for its lending services encompasses Fairfax, Fauquier and Loudoun Counties, where it operates full service financial centers.

The Company’s unfunded loan commitments totaled $103.3 million at December 31, 2006 and $93.6 million at December 31, 2005. The increase in the amount of unfunded commitments is attributed to client demand for credit line products, primarily home equity lines.

At December 31, 2006, the Company had no concentration of loans in any one industry in excess of 10% of its total loan portfolio. However, because of the nature of the Company’s market, loan collateral is predominantly real estate.

The following table reflects the maturity distribution of selected loan categories:

Remaining Maturities of Selected Loan Categories

(At December 31, 2006)

	Commercial,	Real
	Financial and	Estate
	Agricultural	Construction
(In thousands)

Within 1 year	$ 4,055	$ 53,616
Variable Rate:
1 to 5 years	$ 16,267	$ 7,415
After 5 years	99	594
Total	$ 16,366	$ 8,009
Fixed Rate:
1 to 5 years	$ 12,702	$ 7,408
After 5 years	4,378	--
Total	$ 17,080	$ 7,408

Total Maturities	$ 37,501	$ 69,033

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There were no non-performing assets, which consist of non-accrual loans, restructured loans and foreclosed property at December 31, 2006. This is a decrease of $88,000 from the December 31, 2005 amount of $88,000. Non-performing assets were $1,000 at December 31, 2004.

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

Non-performing Assets

(At December 31)

	2006	2005	2004	2003	2002
	(Dollars in thousands)

Non-accrual loans	$ -	$ 88	$ 1	$ 365	$ 1,063
Restructured loans	-	-	-	-	-
Foreclosed property	-	-	-	-	-

Total non-performing assets	$ -	$ 88	$ 1	$ 365	$ 1,063

Accruing loans greater than
90 days past due	$ 19	$ 31	$ -	$ -	$ -

Allowance for loan losses
to non-performing assets	0%	5844%	341800%	714%	217%

Non-performing assets to
period end loans	0.00%	0.02%	0.00%	0.14%	0.50%

During 2006 and 2005, approximately $0 and $1,000, respectively, in additional interest income would have been recorded if the Company’s non-accrual loans had been current and in accordance with their original terms.

At December 31, 2006, the Bank had no potential problem loans, which the Bank defines as loans in which management has information about possible credit problems of borrowers that causes serious doubts as to the ability of the borrowers to comply with the present loan payment terms and would require disclosure regardless of status.

The allowance for loan losses was 0.0% of non-performing loans at December 31, 2006 as the Bank had no non-performing assets on that date. At December 31, 2005 and 2004, the allowance for loan losses was 5,844% and 341,800% of non-performing loans, respectively. Management evaluates non-

performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

Allowance For Loan Losses

For a discussion of the Company’s accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

Allowance for Loan Losses

(Years Ended December 31)

	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance, beginning of period	$ 5,143	$ 3,418	$ 2,605	$ 2,307	$ 2,060
Loans charged off:
Commercial, financial, and agricultural	-	5	31	-	-
Real estate construction	-	-	-	-	-
Real estate mortgage	-	-	-	-	-
Consumer installment	112	74	137	304	74
Total loans charged off	$ 112	$ 79	$ 168	$ 304	$ 74
Recoveries:
Commercial, financial, and agricultural	$ -	$ 5	$ 57	$ 2	$ 2
Real estate construction	-	-	-	-	-
Real estate mortgage	-	-	67	-	-
Consumer installment	52	55	61	25	19
Total recoveries	$ 52	$ 60	$ 185	$ 27	$ 21
Net charge offs (recoveries)	60	19	(17)	277	53
Provision for loan losses	499	1,744	796	575	300
Balance, end of period	$ 5,582	$ 5,143	$ 3,418	$ 2,605	$ 2,307

Ratio of allowance for loan losses
to loans outstanding at end of period	0.98%	0.98%	0.98%	1.00%	1.09%

Ratio of net charge offs to average
loans outstanding during period	0.01%	0.00%	-0.01%	0.11%	0.03%

The allowance for loan losses was $5.5 million at December 31, 2006, an increase of $439,000 from $5.1 million at December 31, 2005. During 2006, the Bank increased its provision to the allowance for loan losses in response to the loan growth experienced during the year. The allowance was $3.4 million at December 31, 2004. In 2006, the Company’s net charge-offs increased $41,000 from the previous year’s net charge-offs of $19,000. Net charge-offs as a percentage of average loans were 0.01% and less than 0.01% for 2006 and 2005, respectively. The provision for loan losses was $499,000 for 2006 and $1.7 million for 2005.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each major category of loan:

Allocation of Allowance for Loan Losses

(At December 31)

	Commercial, Financial,		Real Estate		Real Estate
	Agricultural		Construction		Mortgage		Consumer
	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of
	for	Loan in	for	Loan in	for	Loan in	for	Loan in
	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
	(Dollars in thousands)
2006	$ 771	6.58%	$ 964	12.12%	$ 3,642	78.62%	$ 205	2.68%
2005	$ 620	5.40%	$ 869	16.80%	$ 3,392	74.54%	$ 262	3.26%
2004	$ 640	7.79%	$ 114	13.04%	$ 2,441	75.71%	$ 223	3.46%
2003	$ 498	7.81%	$ 103	11.60%	$ 1,857	76.05%	$ 147	4.54%
2002	$ 487	9.58%	$ 624	10.38%	$ 924	74.51%	$ 272	5.54%

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

Securities

The Company manages its investment securities portfolio consistent with established policies that include guidelines for earnings, rate sensitivity, liquidity and pledging needs. The Company holds bonds issued from the Commonwealth of Virginia and its political subdivisions with an aggregate market value of $1.8 million at December 31, 2006. The aggregate holdings of these bonds approximate 2.3% of the Company’s shareholders’ equity.

The Company accounts for securities under Financial Accounting Standards Board (“FASB”) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires classification of investments into three categories, “held to maturity” (“HTM”), “available for sale” (“AFS”), or “trading,” as further defined in Note 1 to the Company’s Consolidated Financial Statements. The Company does not maintain a trading account and has classified no securities in this category. HTM securities are required to be carried on the financial statements at amortized cost. AFS securities are carried on the financial statements at fair value. The unrealized gains or losses, net of deferred income taxes, are reflected in shareholders’ equity. The HTM classification places restrictions on the Company’s ability to sell securities or to transfer securities into the AFS classification. Since the Company desires the flexibility to respond to changing balance sheet needs through investment portfolio management, it has chosen to classify only a small portion of its portfolio in this category. At December 31, 2006, 0.9% of the portfolio was classified as HTM.

The Company holds in its loan and securities portfolios investments that adjust or float according to changes in “prime” lending rate. These holdings are not considered speculative but instead necessary for good asset/liability management.

The carrying value of the securities portfolio was $135.4 million at December 31, 2006, a decrease of $14.2 million or 9.5% from the carrying value of $149.6 million at December 31, 2005. The market value of the AFS securities at December 31, 2006 was $134.2 million. The unrealized loss on the AFS securities was $2.0 million at December 31, 2006. This loss was offset by the December 31, 2006 unrealized gain of $1.3 million. The net market value loss at December 31, 2006 is reflective of the continued rise in market interest rates. The net unrealized gain on the AFS securities was $1.3 million at December 31, 2005.

Investment Securities Portfolio

(Years Ended December 31)

The carrying value of securities held to maturity at the dates indicated were as follows:

	2006	2005	2004
	(In thousands)

State and political subdivision obligations	$ 1,229	$ 1,699	$ 2,699
Mortgage-backed securities	33	34	37
	$ 1,262	$ 1,733	$ 2,736

The carrying value of securities available for sale at the dates indicated were as follows:

	2006	2005	2004
	(In thousands)

U.S. Government securities	$ 1,465	$ 9,228	$ 12,631
State and political subdivision obligations	38,827	30,145	31,532
Mortgage-backed securities	74,343	87,577	104,343
Other securities	19,538	20,908	23,146
	$ 134,173	$ 147,858	$ 171,652

The following table indicates the increased return experienced by the Company during 2006 on a tax equivalent basis. Given the flattened yield curve, the 2006 purchasing strategy, for securities other than mortgage-backed securities, was focused on replacing called and matured securities with longer term municipal securities. Mortgage-backed securities, which make up 54.9% and 58.5% of the securities portfolio on December 31, 2006 and 2005, respectively, had the largest decrease in overall balance of $13.3 million from $87.6 million at December 31, 2005 to $74.3 million at December 31, 2006. The focus on mortgage-backed securities was the maintenance of the maturity distribution and proportion with regard to the total securities portfolio without sacrificing yields. Securities with maturities greater than five years total $78.9 million, of which $42.8 million or 54.2% are mortgage-backed securities with a weighted average yield of 4.92%. The securities portfolio represents approximately 20.9% of the average earning assets of the Company. For that reason, it is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk. Secondarily, through the asset/liability process, the Company considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time.

Maturity Distribution and Yields of Investment Securities

Taxable-Equivalent Basis

(At December 31, 2006)

	Due in 1 year		Due after 1 year		Due after 5 years		Due after 10 years
	or less		through 5 years		through 10 years		and equities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(Dollars in thousands)
Securities held for investment:
Mortgage backed securities	$ 2	6.96%	$ 9	6.91%	$ 10	6.80%	$ 12	6.56%	$ 33	6.75%
Tax-exempt securities (1)	556	7.49%	673	7.80%	-	-	-	-	1,229	7.66%
Total	$ 558	7.49%	$ 682	7.79%	$ 10	6.80%	$ 12	6.56%	$ 1,262	7.64%

Securities available for sale:
U.S. Government securities	$ 1,049	3.05%	$ 170	4.45%	$ 246	5.51%	$ -	-	$ 1,465	3.63%
Mortgage backed securities	9,314	4.37%	22,275	4.56%	15,306	4.85%	27,448	4.96%	74,343	4.75%
Other	50	5.01%	864	4.03%	305	6.05%	11,673	7.51%	12,892	7.23%
Corporate preferred	-	-	-	-	-	-	2,088	6.55%	2,088	6.55%
Total taxable	$ 10,413	4.24%	$ 23,309	4.54%	$ 15,857	4.88%	$ 41,209	5.77%	$ 90,788	5.12%
Tax-exempt securities (1)	2,529	7.99%	13,070	7.72%	7,772	7.23%	14,086	6.62%	37,457	7.22%
Total	$ 12,942	4.97%	$ 36,379	5.68%	$ 23,629	5.65%	$ 55,295	5.98%	$ 128,245	5.74%

Total securities (2)	$ 13,500	5.08%	$ 37,061	5.72%	$ 23,639	5.65%	$ 55,307	5.98%	$ 129,507	5.74%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.
(2)	Amounts exclude Federal Reserve Stock of $1,133,400 and Federal Home Loan Bank Stock of $4,794,500.

Other Earning Assets

The Company’s average investments in federal funds sold in 2006 were $953,000. The Company experienced increases of $407,000 from the 2005 amount. Average investments in federal funds sold in 2005 were $546,000.

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

The following table is a summary of average deposits and average rates paid on those deposits:

Average Deposits and Rates Paid

(Years Ended December 31)

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Non-interest-bearing deposits	$ 127,943	-	$ 122,978	-	$ 107,255	-
Interest-bearing accounts:
Interest checking	141,160	2.33%	95,837	1.16%	67,314	0.17%
Regular savings	54,242	1.72%	44,784	1.24%	32,300	0.30%
Money market accounts	67,305	0.99%	88,939	0.67%	90,872	0.50%
Time deposits:
$ 100,000 and over	97,140	4.57%	77,995	3.31%	56,826	2.19%
Under $ 100,000	62,609	3.78%	60,764	2.76%	41,433	2.32%
Total interest-bearing deposits	$ 422,456	2.77%	$ 368,319	1.77%	$ 288,745	0.99%

Total	$ 550,399		$ 491,297		$ 396,000

Average total deposits increased 12.0% during 2006, 24.1% during 2005 and 12.2% during 2004. At December 31, 2006, the average balance of non-interest bearing deposits grew 4.0%.

The average balance in interest checking and regular savings accounts grew 47.3% and 21.1%, respectively, during 2006. In March 2004, the Bank developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $30.4 million at December 31, 2006 and is reflected in both the interest bearing deposit and securities sold under agreement to repurchase amounts on the balance sheet. At December 31, 2006, $28.6 million was classified as an interest bearing deposit balance.

The Company will continue to fund assets primarily with deposits and will focus on core deposit growth as the primary source of liquidity and stability. The Company offers individuals and small to medium-sized businesses a variety of deposit accounts, including demand and interest checking, money market, savings and time deposit accounts. In May 2006, the Company returned to the brokered certificate of deposit market as an alternative to long-term borrowings. The new issuances, totaling $11.4 million, have maturity dates ranging from 12 to 24 months. The Company had $25.1 million in brokered time deposits at December 31, 2006.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 at December 31, 2006:

Maturities of Certificates of Deposit of $100,000 and Greater

(At December 31, 2006)

Within	Three to	Six to	Over		Percent
Three	Six	Twelve	One		of Total
Months	Months	Months	Year	Total	Deposits
(In thousands)

$ 57,384	$ 31,736	$ 18,088	$ 22,022	$ 129,230	22.6%

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk at December 31, 2006 and 2005, is as follows:

2006	2005

(In thousands)

Financial instruments whose contract

amounts represent credit risk:

Commitments to extend credit	$103,314	$93,572
Standby letters of credit	4,143	3,729

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

A summary of the Company’s contractual obligations at December 31, 2006 is as follows:

	Payment Due by Period
	(In thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$40,000	$10,000	$15,000	$10,000	$ 5,000
Operating Leases	8,743	779	1,398	1,392	5,174
Trust Preferred Capital Notes	5,155	-	-	-	5,155

Total Obligations	$53,898	$10,779	$16,398	$11,392	$15,329

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

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks. The regulatory capital standards categorize assets and off-balance sheet items into four categories that weigh balance sheet assets according to risk, requiring more capital for holding higher risk assets. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings. The Company had a ratio of total capital to risk-weighted assets of 13.7% and 12.0% at December 31, 2006 and 2005, respectively. The ratio of Tier 1 capital to risk-weighted assets was 12.8% and 11.1% at December 31, 2006 and 2005, respectively. Both ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

Analysis of Capital

(At December 31)

	2006	2005
	(Dollars in thousands)
Tier 1 Capital:
Common stock	$ 11,264	$ 9,515
Capital surplus	23,503	5,431
Retained earnings	44,139	39,281
Trust preferred debt	5,000	15,000
Goodwill	(5,552)	(5,890)
Total Tier 1 capital	$ 78,354	$ 63,337
Tier 2 Capital:
Disallowed trust preferred	$ -	$ -
Allowance for loan losses	5,582	5,143
Total tier 2 capital	$ 5,582	$ 5,143
Total risk-based capital	$ 83,936	$ 68,480

Risk weighted assets	$ 612,812	$ 572,729

CAPITAL RATIOS:
Tier 1 risk-based capital ratio	12.8%	11.1%
Total risk-based capital ratio	13.7%	12.0%
Tier 1 capital to average total assets	10.3%	8.7%

As noted above, regulatory capital levels for the Company meet those established for well-capitalized institutions. While we are currently considered well-capitalized, we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

The Company’s core equity to asset ratio increased to 10.1% at December 31, 2006, compared to 7.2% at December 31, 2005. The increase is the result of the net proceeds from the stock offering in July 2006.

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

Short-term Borrowings

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for the Bank. The Company has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $154.5 million. These lines of credit, which bear interest at prevailing market rates, permit the Company to borrow funds in the overnight market, and are renewable annually subject to certain conditions. Securities sold under agreements to repurchase include an interest bearing product that the Company has developed which integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. This account is referred to as Tredegar Institutional Select. The overall balance of this product was $30.4 million at

December 31, 2006, of which $1.7 million is included in securities sold under agreements to repurchase amounts on the balance sheet.

The following table shows the distribution of the Company’s short-term borrowings and the weighted-average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings as well as weighted-average interest rates for the last three years.

	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase	Federal Home Loan Bank Advances
	(Dollars in thousands)
At December 31:
2006	$ - -	$ 38,474	$ 34,000
2005	- -	38,317	24,100
2004	- -	40,912	16,000

Weighted-average interest rate at year end:
2006	0.00%	4.34%	5.42%
2005	0.00%	3.54%	4.44%
2004	0.00%	1.83%	2.44%

Maximum amount outstanding at any month's end:
2006	$ 2,250	$ 42,569	$ 53,400
2005	4,600	42,937	53,200
2004	2,600	45,390	37,250

Average amount outstanding during the year:
2006	$ 860	$ 36,838	$ 34,795
2005	987	34,689	30,563
2004	814	30,364	9,841

Weighted-average interest rate during the year:
2006	5.12%	4.15%	5.26%
2005	3.44%	2.69%	3.54%
2004	1.60%	1.67%	1.63%

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Bank maintains federal funds lines with large regional and money-center banking institutions. These available lines total approximately $8 million, none of which were outstanding at December 31, 2006. Federal funds purchased during 2006 averaged $860,000 compared to an average of $987,000 during 2005. At December 31, 2006 and 2005, the Bank had $38.5 million and $34.3 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (“Repo Accounts”), with maturities of one day. The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000. These accounts include $1.7 million from the non-FDIC portion of the Tredegar Institutional Select.

The Bank has a credit line in the amount of $229.5 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Bank has utilized the credit line for overnight funding throughout 2006 with an average balance of $34.8 million.

At December 31, 2006, cash, interest-bearing deposits with financial institutions, federal funds sold, short-terms investments, securities available for sale, loans and securities maturing within one year were 30.4% of total deposits and liabilities.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB) No.108. SAB No.108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No.108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB No.108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB No.108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB No.108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SAB No.108 to have a material impact on its financial statements.

In February 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No.155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No.155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No.155 amends SFAF No.140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No.155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS No.155 to have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No.156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS No.156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS No.156 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements.” SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS No.157 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No.158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No.158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after

December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The impact to the consolidated balance sheet of the implementation of SFAS No.158 is more thoroughly described in note 9 of the consolidated financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) No.48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109.” FIN No.48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No.109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN No.48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN No.48 to have a material impact on its financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 .” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	changes in interest rates and interest rate policies;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	maintaining cost controls and asset qualities as the Company opens or acquires new facilities;
•	changes in general economic and business conditions in the Company’s market area;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Company;
•	changing trends in client profiles and behavior;
•	changes in banking and other laws and regulations applicable to the Company;
•	maintaining capital levels adequate to support the Company’s growth;
•	other factors described in Item 1A., “Risk Factors,” above.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of the Company’s net interest income sensitivity analysis during the fiscal years of 2006 and 2005 as compared to the 10% Board-approved policy limit.

2006
Rate Change	Estimated Net Interest Income Sensitivity

	High	Low	Average
+ 200 bp	(2.77%)	(1.17%)	(2.09%)
- 200 bp	3.61%	0.58%	2.25%

2005
Rate Change	Estimated Net Interest Income Sensitivity

	High	Low	Average
+ 200 bp	(3.14%)	(1.66%)	(2.45%)
- 200 bp	1.72%	(0.24%)	0.57%

At the end of 2006, the Company’s interest rate risk model indicated that in a rising rate environment of 200 basis points over a 12 month period net interest income could decrease by 2.57%. For the same time period, the interest rate risk model indicated that, in a declining rate environment of 200 basis points over a 12 month period, net interest income could increase by 0.58%. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2005, the Company’s balance sheet has grown by $32.4 million. Deposit inflows, increased borrowings from the Federal Home Loan Bank and the reduction in the securities portfolio have provided the funding for the growth in the loan portfolios. Overall, the Bank continues to have minimal interest rate risks to either falling or rising interest rates. Based upon final 2006 simulation, the Bank could expect an average negative impact to net interest income of $699,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Bank could expect an average positive impact to net interest income of $159,000 over the next 12 months.

The Company maintains an interest rate risk management strategy that used derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company’s specific goal is to lower (where possible) the cost of its borrowed funds.

The Company enters into interest rate swaps to lock in the interest cash outflows on its floating-rate debt. On December 8, 2004, the Company borrowed a $15,000,000 variable rate advance from FHLB. On that same date, the Company also entered into an interest rate swap with SunTrust Bank. The total notional amount of the swap is $15,000,000. This cash flow hedge effectively changes the variable-rate interest on the FHLB advance to a fixed-rate of interest. Under the terms of the swap (which expired December 2006), the Company paid SunTrust Bank a fixed interest rate of 3.35%. SunTrust Bank paid the Company a variable rate of interest indexed to the three month LIBOR, plus 0.02%. The interest receivable from SunTrust Bank repriced quarterly. Changes in the fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with the long-term debt was reported in other comprehensive income. This amount was subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on floating-rate debt obligation affects earnings. Because there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company has determined no ineffectiveness in the hedging relationship.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cashflows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances about the predictive nature of these assumptions, including how client preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to factors such as prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change, caps or floors on adjustable rate assets, the potential effect of changing debt service levels on clients with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in response to or anticipation of changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2006 and 2005;
•	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004;
•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004;
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004; and
•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation, integrity and fair presentation of the Company’s financial statements for the year ended December 31, 2006. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to insure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2006. Management’s assessment did not determine any material weakness within the Company’s internal control structure.

The financial statements for the year ended December 31, 2006 have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C. Personnel from that firm were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors – Nominees for Election for Terms Expiring in 2007” and “ – Executive Officers Who Are Not Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors – Committees of the Board” and “– Code of Ethics” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Corporate Governance and the Board of Directors – Director Compensation” and “Executive Compensation” (except for the “Compensation Committee Report”) in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership – Security Ownership of Management” and “– Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Equity Compensation Plans” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Executive Compensation – Transactions with Management and Related Persons” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approval Policies” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

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

3.2

Bylaws of the Company (restated in electronic format as of November 15, 2006), attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2006, incorporated herein by reference.

10.1

Employment Agreement, dated as of January 1, 1998, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.*

10.2

Independent Community Bankshares, Inc. 1997 Stock Option Plan, as amended, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-93447, filed with the Commission on December 22, 1999, incorporated herein by reference.*

10.3

Middleburg Financial Corporation 2006 Management Incentive Plan, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.*

10.4	Middleburg Financial Corporation 2006 Equity Compensation Plan, attached as Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on May 2, 2006, incorporated herein by reference.*

10.5	Form of Restricted Stock Award Agreement under the Middleburg Financial Corporation 2006 Equity Compensation Plan.*

10.6	Form of Performance Share Award Agreement under the Middleburg Financial Corporation 2006 Equity Compensation Plan.*

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*	Management contracts and compensatory plans and arrangements.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.)

(b)	Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

MIDDLEBURG FINANCIAL CORPORATION

Middleburg, Virginia

FINANCIAL REPORT

DECEMBER 31, 2006

C O N T E N T S

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2 and 3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of income	5
Consolidated statements of changes in shareholders' equity	6 and 7
Consolidated statements of cash flows	8
Notes to consolidated financial statements	9 - 43

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Middleburg Financial Corporation

Middleburg, Virginia

We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management's assessment, included in the accompanying Management’s Report Regarding the Effectiveness of Internal Controls over Financial Reporting, that Middleburg Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Middleburg Financial Corporation and subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Middleburg Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Middleburg Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As noted in Note 9 to the consolidated financial statements, Middleburg Financial Corporation and subsidiaries changed their method of accounting for their defined benefit pension plan to adopt Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

Winchester, Virginia

March 6, 2007

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2006 and 2005
(In Thousands, Except for Share Data)

Assets	2006	2005

Cash and due from banks	$ 18,392	$ 15,465
Interest-bearing deposits in banks	164	160
Securities (fair value: 2006, $135,443; 2005, $149,616)	135,435	149,591
Loans, net of allowance for loan losses of $5,582 in 2006
and $5,143 in 2005	564,750	520,511
Premises and equipment, net	18,429	18,656
Accrued interest receivable and other assets	35,135	35,528

Total assets	$ 772,305	$ 739,911

Liabilities and Shareholders' Equity

Liabilities
Deposits:
Non-interest bearing demand deposits	$ 128,300	$ 128,641
Savings and interest-bearing demand deposits	250,748	273,570
Time deposits	191,551	149,221
Total deposits	$ 570,599	$ 551,432

Securities sold under agreements to repurchase	38,474	34,317
Federal Home Loan Bank advances	34,000	24,100
Long-term debt	40,000	57,500
Trust preferred capital notes	5,155	15,465
Accrued interest payable and other liabilities	6,179	3,621
Commitments and contingent liabilities	- -	- -
Total liabilities	$ 694,407	$ 686,435

Shareholders' Equity
Common stock, par value, $2.50 per share; authorized, 20,000,000 shares;
issued and outstanding, 2006, 4,505,605 shares; 2005, 3,806,053 shares	$ 11,264	$ 9,515
Capital surplus	23,503	5,431
Retained earnings	44,139	39,281
Accumulated other comprehensive loss, net	(1,008)	(751)
Total shareholders' equity	$ 77,898	$ 53,476

Total liabilities and shareholders' equity	$ 772,305	$ 739,911

See Notes to Consolidated Financial Statemnts

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except for Per Share Data)

	2006	2005	2004
Interest and Dividend Income
Interest and fees on loans	$ 38,161	$ 28,949	$ 18,613
Interest on investment securities:
Taxable	2	2	2
Tax-exempt	82	113	167
Interest and dividends on securities available for sale:
Taxable	5,277	5,387	6,162
Tax-exempt	1,456	1,453	1,490
Dividends	362	283	199
Interest on deposits in banks	11	7	8
Interest on federal funds sold	47	18	24
Interest on other money market investments	- -	- -	2
Total interest and dividend income	$ 45,398	$ 36,212	$ 26,667
Interest Expense
Interest on deposits	$ 11,694	$ 6,524	$ 2,870
Interest on securities sold under agreements to repurchase	1,529	934	507
Interest on short-term debt	1,874	1,117	173
Interest on long-term debt	3,390	3,021	2,483
Total interest expense	$ 18,487	$ 11,596	$ 6,033
Net interest income	$ 26,911	$ 24,616	$ 20,634
Provision for loan losses	499	1,744	796
Net interest income after provision for loan losses	$ 26,412	$ 22,872	$ 19,838
Noninterest Income
Service charges on deposit accounts	$ 1,869	$ 1,783	$ 1,563
Trust and investment advisory fee income	4,114	3,940	3,688
Gains (losses) on securities available for sale, net	(305)	76	118
Commissions on investment sales	554	676	671
Equity earnings in affiliate	680	1,529	1,657
Other service charges, commissions and fees	608	536	373
Bank-owned life insurance	436	458	90
Other operating income	159	23	434
Total noninterest income	$ 8,115	$ 9,021	$ 8,594
Noninterest Expenses
Salaries and employees' benefits	$ 13,690	$ 13,240	$ 10,887
Net occupancy and equipment expense	3,024	2,798	2,235
Advertising	572	384	374
Computer operations	982	868	770
Other taxes	500	465	391
Other operating expenses	4,442	4,165	3,902
Total noninterest expenses	$ 23,210	$ 21,920	$ 18,559
Income before income taxes	$ 11,317	$ 9,973	$ 9,873
Income tax expense	3,299	2,799	2,781
Net income	$ 8,018	$ 7,174	$ 7,092
Earnings per Share, basic	$ 1.94	$ 1.89	$ 1.86

Earnings per Share, diluted	$ 1.90	$ 1.84	$ 1.81
See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except Share and Per Share Data)

				Accumulated
				Other
				Compre-
				hensive	Compre-
	Common	Capital	Retained	Income	hensive
	Stock	Surplus	Earnings	(Loss)	Income	Total

Balance, December 31, 2003	$ 9,508	$ 5,541	$ 30,798	$ 1,480		$ 47,327
Comprehensive income:
Net income – 2004	- -	- -	7,092	- -	$ 7,092	7,092
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $23)	- -	- -	- -	- -	(44)	- -
Reclassification adjustment (net of tax, $40)	- -	- -	- -	- -	(78)	- -
Other comprehensive loss (net of tax, $63)	- -	- -	- -	(122)	$ (122)	(122)
Total comprehensive income	- -	- -	- -	- -	$ 6,970	- -
Cash dividends – 2004 ($0.76 per share)	- -	- -	(2,893)	- -		(2,893)
Issuance of common stock (5,951 shares)	15	143	- -	- -		158
Balance, December 31, 2004	$ 9,523	$ 5,684	$ 34,997	$ 1,358		$ 51,562
Comprehensive income:
Net income – 2005	- -	- -	7,174	- -	$ 7,174	7,174
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $1,131)	-	- -	- -	- -	(2,195)	- -
Reclassification adjustment (net of tax, $26)	- -	- -	- -	- -	(50)	- -
Change in fair value of derivatives for
interest rate swap (net of tax $70)	- -	- -	- -	- -	136	- -
Other comprehensive loss (net of tax, $1,086)	- -	- -	- -	(2,109)	$ (2,109)	(2,109)
Total comprehensive income	- -	- -	- -	- -	$ 5,065	- -
Cash dividends – 2005 ($0.76 per share)	- -	- -	(2,890)	- -		(2,890)
Repurchase of common stock (11,000 shares)	(28)	(380)	-	- -		(408)
Issuance of common stock (8,000 shares)	20	127	- -	- -
Balance, December 31, 2005	$ 9,515	$ 5,431	$ 39,281	$ (751)		$ 53,476

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity
(Continued)
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except Share and Per Share Data)

				Accumulated
				Other
				Compre-
				hensive	Compre-
	Common	Capital	Retained	Income	hensive
	Stock	Surplus	Earnings	(Loss)	Income	Total

Balance, December 31, 2005	$ 9,515	$ 5,431	$ 39,281	$ (751)		$ 53,476
Comprehensive income:
Net income – 2006	- -	- -	8,018	- -	$ 8,018	8,018
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax, $122)	- -	- -	- -	- -	236	- -
Reclassification adjustment (net of tax, $104)	- -	- -	- -	- -	201	- -
Change in fair value of derivatives for
interest rate swap (net of tax, $70)	- -	- -	- -	- -	(136)	- -
Other comprehensive income (net of tax, $156)	- -	- -	- -	301	$ 301	301
Total comprehensive income	- -	- -	- -	- -	$ 8,319	- -
Adjustment to initially apply SFAS
No. 158 (net of tax, $288)	- -	- -	- -	(558)		(558)
Cash dividends – 2006 ($0.76 per share)	- -	- -	(3,160)	- -		(3,160)
Issuance of common stock (699,552 shares)	1,749	18,072	- -	- -		19,821
Balance, December 31, 2006	$ 11,264	$ 23,503	$ 44,139	$ (1,008)		$ 77,898

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$ 8,018	$ 7,174	$ 7,092
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,138	1,174	1,115
Amortization	610	418	417
Equity in distributions in excess of (undistributed)
earnings of affiliate	351	(646)	(652)
Provision for loan losses	499	1,744	796
Net (gain) loss on securities available for sale	305	(76)	(118)
Net (gain) loss on sale of assets	47	(12)	- -
Discount accretion and premium amortization
on securities, net	22	104	40
Deferred income tax benefit	(771)	(718)	(249)
Origination of loans held for sale	- -	(88,084)	(377,309)
Proceeds from sales of loans held for sale	- -	109,391	367,194
Changes in assets and liabilities:
(Increase) in other assets	(259)	(13)	(210)
Increase in other liabilities	1,656	407	772
Net cash provided by (used in) operating activities	$ 11,616	$ 30,863	$ (1,112)

Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns
and calls of investment securities	$ 785	$ 1,007	$ 992
Proceeds from maturity, principal paydowns
and calls of securities available for sale	22,994	29,803	39,469
Proceeds from sale of securities
available for sale	25,092	32,980	19,027
Purchase of securities available for sale	(34,068)	(42,424)	(39,402)
Proceeds from sale of equipment	- -	16	- -
Purchases of bank premises and equipment	(958)	(3,685)	(6,195)
Net (increase) in loans	(44,738)	(176,849)	(88,090)
Purchase of bank-owned life insurance	- -	- -	(10,800)
Net cash (used in) investing activities	$ (30,893)	$(159,152)	$ (84,999)

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Continued)
Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

	2006	2005	2004
Cash Flows from Financing Activities
Net increase (decrease) in noninterest-bearing and interest-
bearing demand deposits and savings accounts	$ (23,163)	$ 81,821	$ 54,582
Net increase in certificates of deposit	42,330	44,732	311
Increase (decrease) in securities sold under agreements
to repurchase	4,157	(6,595)	27,377
Net decrease in Federal funds purchased	- -	- -	(1,500)
Proceeds from Federal Home Loan Bank advances	328,975	343,980	217,400
Payments on Federal Home Loan Bank advances	(319,075)	(335,880)	(228,650)
Proceeds from long-term debt	- -	30,000	43,500
Payments on trust preferred capital notes	(10,310)	- -	- -
Payments on long-term debt	(17,500)	(26,000)	(21,000)
Payment for the repurchase of common stock	- -	(408)	- -
Net proceeds from issuance of common stock	19,821	147	158
Cash dividends paid	(3,027)	(2,890)	(2,891)
Net cash provided by financing activities	$ 22,208	$ 128,907	$ 89,287

Increase in cash and and cash equivalents	$ 2,931	$ 618	$ 3,176

Cash and Cash Equivalents
Beginning	15,625	15,007	11,831

Ending	$ 18,556	$ 15,625	$ 15,007

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$ 12,354	$ 7,209	$ 3,308
Interest paid on short-term obligations	1,890	1,044	176
Interest paid on long-term debt	3,497	3,132	2,359
	$ 17,741	$ 11,385	$ 5,843

Income taxes	$ 3,857	$ 3,373	$ 1,969

Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	$ (664)	$ (3,403)	$ (185)
Change in market value of interest rate swap	$ (206)	$ 206	$ - -
Pension liability adjustment	$ (846)	$ - -	$ - -

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements of Middleburg Financial Corporation and its wholly-owned subsidiaries, Middleburg Bank, Middleburg Investment Group, Inc., Middleburg Trust Company, Middleburg Investment Advisors, Inc., Middleburg Bank Service Corporation, ICBI Capital Trust I, and MFC Capital Trust II include the accounts of all companies. All material intercompany balances and transactions have been eliminated in consolidation. FASB Interpretation No. 46R requires that the Company no longer eliminate through consolidation the equity investments in ICBI Capital Trust I and MFC Capital Trust II, which approximated $155,000 and $465,000 at December 31, 2006 and 2005, respectively. The subordinate debt of the trust preferred entities is reflected as a liability of the Company.

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

Loans

The Company’s subsidiary bank grants mortgage, commercial and consumer loans to clients. A substantial portion of the loan portfolio is represented by mortgage loans throughout Loudoun County and Fauquier County, Virginia. The ability of the debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees, net of certain direct loan origination costs are deferred and recognized as an adjustment of the loan yield over the life of the related loan.

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

Goodwill and Intangible Assets

Goodwill is subject to an annual assessment for impairment by applying a fair value based test. Testing performed at December 31, 2006 did not indicate impairment. Additionally, acquired intangible assets (such as customer relationships and non-compete agreements) are separately recognized and amortized over their useful life ranging from 7 to 15 years.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and goodwill and intangibles assets.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and pension liability adjustments, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

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

Derivative Financial Instruments

As part of the Company’s asset/liability management, the Company has used interest rate swaps to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. Swaps are accounted for on the “accrual” method. Under that method, the interest component associated with the contract is recognized over the life of the contract in net interest income.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to current year provisions.

Stock-Based Employee Compensation Plan

At December 31, 2006, the Company had a stock-based employee compensation plan which is described more fully in Note 8. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity instruments issued. No compensation expense was recognized during 2006 as no stock options were granted or vested. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$ 7,174	$ 7,092
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net of tax	(89)	(199)

Pro forma net income	$ 7,085	$ 6,893

Earnings per share:
Basic - as reported	$ 1.89	$ 1.86
Basic - pro forma	1.86	1.81
Diluted - as reported	1.84	1.81
Diluted - pro forma	1.81	1.76

Note 2.   Securities

Amortized costs and fair values of securities being held to maturity as of December 31, 2006 and 2005 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
2006
(In Thousands)
Obligations of states and
political subdivisions	$ 1,229	$ 8	$ - -	$ 1,237
Mortgage-backed securities	33	- -	- -	33
	$ 1,262	$ 8	$ - -	$ 1,270

2005
(In Thousands)
Obligations of states and
political subdivisions	$ 1,699	$ 25	$ - -	$ 1,724
Mortgage-backed securities	34	- -	- -	34
	$ 1,733	$ 25	$ - -	$ 1,758

The amortized cost and fair value of securities being held to maturity as of December 31, 2006 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$ 556	$ 557
Due after one year through five years	673	680
Mortgage-backed securities	33	33
	$ 1,262	$ 1,270

Amortized costs and fair values of securities available for sale as of December 31, 2006 and 2005, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	2006
	(In Thousands)
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$ 1,474	$ - -	$ (9)	$ 1,465
Obligations of states and
political subdivisions	38,115	823	(111)	38,827
Mortgage-backed securities	75,974	233	(1,864)	74,343
Corporate preferred stock	2,078	12	(2)	2,088
Restricted stock	5,928	- -	- -	5,928
Other	11,286	237	(1)	11,522
	$ 134,855	$ 1,305	$ (1,987)	$ 134,173

	2005
	(In Thousands)
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$ 9,414	$ - -	$(186)	$ 9,228
Obligations of states and
political subdivisions	29,130	1,056	(41)	30,145
Mortgage-backed securities	90,096	119	(2,638)	87,577
Corporate preferred stock	2,090	- -	(26)	2,064
Restricted stock	5,428	- -	- -	5,428
Other	13,046	371	(1)	13,416
	$ 149,204	$ 1,546	$ (2,892)	$ 147,858

The amortized cost and fair value of securities available for sale as of December 31, 2006, by contractual maturity are shown below. Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$ 3,562	$ 3,578
Due after one year through five years	13,726	14,104
Due after five years through 10 years	8,069	8,274
Due after 10 years	14,232	14,336
Mortgage-backed securities	75,974	74,343
Corporate preferred	2,078	2,088
Restricted stock	5,928	5,928
Other	11,286	11,522
	$ 134,855	$ 134,173

Proceeds from sales of securities available for sale during 2006, 2005 and 2004 were $25,092,000, $32,980,000 and $19,027,000, respectively. Gross gains of $1,000, $337,000 and $259,000 and gross losses of $306,000, $261,000 and $141,000 were realized on those sales, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $104,000, $(26,000) and $(40,000), respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $101,900,000 and $93,655,213 at December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, investments in an unrealized loss position that are temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
2006	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 25	$ - -	$ 1,440	$ (9)
Obligations of states
and political subdivisions	7,898	(86)	1,116	(25)
Mortgage-backed
securities	919	(1)	53,592	(1,863)
Corporate preferred	- -	- -	76	(2)
Other	50	- -	49	(1)
Total temporarily
impaired securities	$ 8,892	$ (87)	$ 56,273	$ (1,900)

2005

U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 1,388	$ (11)	$ 7,840	$ (175)
Obligations of states
and political subdivisions	1,924	(41)	- -	- -
Mortgage-backed
securities	39,441	(994)	36,529	(1,644)
Corporate preferred	- -	- -	2,064	(26)
Other	49	(1)	- -	- -
Total temporarily
impaired securities	$ 42,802	$ (1,047)	$ 46,433	$ (1,845)

The unrealized losses in the portfolio as of December 31, 2006 are considered temporary and are a result of the current interest rate environment and not increased credit risk. Of the temporarily impaired securities, 74 are investment grade and one is non-rated. The federal agency mortgage-backed securities have the largest temporary impairment but are issued by government sponsored enterprises (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation). The non-rated security is a corporate trust preferred security that has a par value at maturity of $76,000. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability and intent to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently and managed to provide an overall positive impact to the Company’s consolidated income statement and balance sheet.

Note 3.	Loans, Net

	December 31,
	2006	2005
	(In Thousands)
Mortgage loans on real estate:
Construction	$ 69,034	$ 88,312
Secured by farmland	2,473	2,894
Secured by 1-4 family residential	229,784	211,734
Other real estate loans	216,232	177,198
Loans to farmers (except secured by real estate)	1	10
Commercial loans	37,547	28,378
Consumer loans	14,938	16,895
All other loans	323	233
Total loans	$ 570,332	$ 525,654
Less: Allowance for loan losses	5,582	5,143
Net loans	$ 564,750	$ 520,511

Note 4.   Allowance for Loan Losses

	2006	2005	2004
	(In Thousands)
Balance, beginning	$ 5,143	$ 3,418	$ 2,605
Provision charged to operating expense	499	1,744	796
Recoveries	52	60	185
Loan losses charged to the allowance	(112)	(79)	(168)
	$ 5,582	$ 5,143	$ 3,418

There were no loans recognized for impairment under SFAS No. 114 as of December 31, 2006 and 2005. No interest income on impaired loans was recognized in 2006, 2005 and 2004.

The Company had no non-accrual loans at December 31, 2006. Non-accrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $88,000 at December 31, 2005. If interest on these loans had been accrued, such income would have approximated $1,196 for 2005.

There were $19,000 and $31,000 in loans 90 days past due and still accruing interest on December 31, 2006 and 2005, respectively.

Note 5.	Premises and Equipment, Net

Premises and equipment consists of the following:

	2006	2005
	(In Thousands)

Land	$ 2,379	$ 2,379
Banking facilities	12,457	12,216
Furniture, fixtures and equipment	7,922	7,713
Construction in progress and deposits
on equipment	3,768	3,409
	$ 26,526	$ 25,717
Less accumulated depreciation	8,097	7,061
	$ 18,429	$ 18,656

Depreciation expense was $1,138,000, $1,174,000 and $1,115,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2006, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

2007	$ 779
2008	713
2009	685
2010	694
2011	698
Thereafter	5,174
$ 8,743

Note 6.	Deposits

The Company has developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $30.4 million and $22.8 million at December 31, 2006 and 2005, respectively, and is reflected in both the interest-bearing demand deposits and securities sold under agreements to repurchase amounts on the balance sheet.

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $129,230,000 and $93,117,000 at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of time deposits (in thousands) are as follows:

2007	$ 135,768
2008	26,333
2009	10,328
2010	13,612
2011	3,093
Thereafter	2,417
$ 191,551

At December 31, 2006 and 2005, overdraft demand deposits reclassified to loans totaled $323,000 and $233,000, respectively.

Note 7.   Borrowings

The Company has a $229,480,000 line of credit with the Federal Home Loan Bank of Atlanta available for short and long-term borrowings. Advances on the line are secured by all of the Company’s first lien residential real estate loans on one-to-four unit single-family dwellings and by eligible commercial real estate loans. As of December 31, 2006, the book value of these loans totaled approximately $317,410,000. The amount of the available credit is limited to seventy five percent of qualifying collateral for the first lien residential real estate loans and fifty percent of the eligible commercial real estate loans. Any borrowings in excess of the qualifying collateral require pledging of additional assets.

At December 31, 2006, the Company had short-term advances outstanding from the Federal Home Loan Bank of $34,000,000. The weighted average interest rate on short-term advances was at December 31, 2006 was 5.42%. At December 31, 2005, the Company had short-term advances outstanding from the Federal Home Loan Bank of $24,100,000. The weighted average interest rate on short-term advances at December 31, 2005 was 4.44%.

The Company’s long-term debt with the Federal Home Loan Bank of $40,000,000 at December 31, 2006 matures through 2014. During 2006, the interest rate ranged from 2.41 percent to 5.41 percent and the weighted average rate was 4.42 percent. The Company’s long-term debt with the Federal Home Loan Bank was $57,500,000 at December 31, 2005. The weighted average interest rate on long-term debt at December 31, 2005 was 4.18%.

The contractual maturities of the Company’s long-term debt are as follows:

2006
(In Thousands)
Due in 2007	$ 10,000
Due in 2008	10,000
Due in 2009	5,000
Due in 2010	10,000
Due in 2014	5,000
$ 40,000

The Company has an additional $8,000,000 in lines of credit available from other institutions at December 31, 2006.

Note 8.	Stock-Based Compensation Plan

The Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units. The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan. Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company. The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan. The Company did not grant any stock-based compensation during the year ended December 31, 2006.

Options outstanding at December 31, 2006, 2005 and 2004 are summarized as follows:

	2006			2005		2004
		Weighted			Weighted		Weighted
		Average	Aggregate		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value	Shares	Price	Shares	Price
Outstanding at
beginning of year	211,105	$17.74		220,605	$17.65	220,730	$17.00
Granted	- -	- -		- -	- -	9,000	39.40
Exercised	(23,000)	11.75		(8,000)	11.37	(5,951)	22.19
Forfeited	(1,225)	12.38		(1,500)	37.80	(3,174)	25.87
Outstanding at end of year	186,880	$18.52	$3,452,000	211,105	$17.74	220,605	$17.65
Options exercisable at
year end	186,880	$18.52	$3,452,000	208,425	$17.47	201,917	$16.63
Weighted average fair
value of options granted
during the year		$- -			$- -		$10.58

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $469,000, $176,000 and $264,000, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

2004

Dividend yield	2.20%
Expected life	10 years
Expected volatility	20.07%
Risk-free interest rate	4.40%

As of December 31, 2006, options outstanding and exercisable are summarized as follows:

Range of	Options	Remaining
Exercise	Outstanding	Contractual
Prices	and Exercisable	Life

$10.63	33,950	3.9
11.75	8,000	1.9
12.38	3,930	2.8
12.38	40,000	2.9
22.00	34,000	6.3
22.75	55,000	5.3
37.00	4,000	6.7
39.40	8,000	7.0
$10.63 - $39.40	186,880	4.6

Note 9.	Employee Benefit Plans

The Company has a noncontributory, defined benefit pension plan covering substantially all full-time employees. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. Information about the plan (valued at September 30 of each year) follows:

	2006	2005	2004
	(In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$ 4,014	$ 3,456	$ 2,676
Service cost	675	593	406
Interest cost	241	216	181
Actuarial loss (gain)	133	(16)	385
Benefits paid	(11)	(235)	(192)
Benefit obligation, end of year	$ 5,052	$ 4,014	$ 3,456

Change in Plan Assets
Fair value of plan assets, beginning of year	$ 4,343	$ 4,093	$ 3,530
Actual return on plan assets	351	485	303
Employer contributions	- -	- -	452
Benefits paid	(11)	(235)	(192)
Fair value of plan assets, ending	$ 4,683	$ 4,343	$ 4,093

Funded Status	$ (369)	$ 330	$ 637
Unrecognized net actuarial loss	- -	922	1,155
Unrecognized net obligation at transition	- -	(12)	(16)
Unrecognized prior service cost	- -	(196)	(197)
(Accrued) prepaid benefit cost included in
other (liabilities) assets	$ (369)	$ 1,044	$ 1,579

Amounts Recognized in the Balance Sheet
Other assets	$ - -	$ 1,044	$ 1,579
Other liabilities	(369)	- -	- -

Amounts Recognized in Accumulated
Other Comprehensive Loss
Net loss	$ 1,049	$ - -	$ - -
Prior service costs	(195)	- -	- -
Net obligation at transition	(8)	- -	- -
Total amount recognized	$ 846	$ - -	$ - -

The accumulated benefit obligation for the defined benefit pension plan was $3,673,000, $3,137,000 and $2,720,000 at December 31, 2006, 2005 and 2004, respectively.

	2006	2005	2004
	(In Thousands)
Components of Net Periodic
Benefit Cost
Service cost	$ 675	$ 592	$ 406
Interest cost	241	216	181
Expected return on plan assets	(369)	(309)	(205)
Amortization of prior service cost	(1)	(1)	(1)
Amortization of net obligation
at transition	(4)	(4)	(4)
Recognized net actuarial loss	26	42	31
Net periodic benefit cost	$ 568	$ 536	$ 408

Other Change in Plan Assets an Benefit
Obligations Recognized in Other
Comprehensive Loss
Net loss	$ 1,049	$ - -	$ - -
Prior service costs	(195)	- -	- -
Net obligation at transition	(8)	- -	- -
Deferred income tax benefit	(288)	- -	- -
Total recognized in other comprehensive loss	$ 558	$ - -	$ - -
Total recognized in net periodic benefit costs
and other comprehensive loss	$ 1,126	$ 536	$ 408

Weighted-Average Assumptions for Benefit	2006	2005	2004
Obligations as of September 30
Discount rate	6.00%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Weighted-Average Assumptions for Net Periodic	2006	2005	2004
Benefit Costs as of September 30
Discount rate	6.00%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Incremental Effect of Applying SFAS No. 158 on Individual Items in the Consolidated Balance Sheet

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158
	(In Thousands)
Accrued interest receivable and
other assets	$ 34,847	$ 288	$ 35,135
Total assets	772,017	288	772,305
Accrued interest payable and
other liabilities	5,333	846	6,179
Total liabilities	693,561	846	694,407
Accumulated other comprehensive loss	(450)	(558)	(1,008)
Total shareholders equity	78,456	(558)	77,898

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

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2006 and 2005, by asset category are as follows:

	September 30,
	2006	2005

Mutual funds - fixed income	30%	34%
Mutual funds - equity	56%	66%
Cash and equivalents	14%	0%
Total	100%	100%

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

The Company expects to contribute $499,000 to its pension plan in 2007.

Estimated future benefit payments (in thousands), which reflect expected future service, as appropriate, are as follows:

2007	$ 52
2008	56
2009	103
2010	186
2011	201
2012-2016	1,650

401(k) Plan

The Company has a 401(k) plan whereby a majority of employees participate in the plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. Matching contributions vest to the employee equally over a five-year period. For the years ended December 31, 2006, 2005 and 2004, expense attributable to the plan amounted to $202,000, $146,000 and $137,000, respectively.

Deferred Compensation Plans

Two deferred compensation plans were adopted for the President and two Executive Officers of the Company. Benefits are to be paid in monthly installments commencing at retirement and ending upon the death of the officer. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits would be reduced. The deferred compensation expense for 2006, 2005 and 2004, based on the present value of the retirement benefits, was $303,063, $353,819 and $182,583, respectively. The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to help meet the costs of the obligations.

Note 10.	Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$ 1,852	$ 1,668
Deferred compensation	369	267
Accrued pension costs	125	- -
Securities available for sale	232	457
Other	181	- -
	$ 2,759	$ 2,392
Deferred tax liabilities:
Deferred loan fees, net	$ 282	$ 291
Property and equipment	369	461
Prepaid pension costs	- -	353
Investment in affiliate	275	- -
Interest rate swap	- -	70
	$ 926	$ 1,175

Net deferred tax assets	$ 1,833	$ 1,217

The provision for income taxes charged to operations for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
	(In Thousands)

Current tax expense	$ 4,070	$ 3,517	$ 3,030
Deferred tax benefit	(771)	(718)	(249)
	$ 3,299	$ 2,799	$ 2,781

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2006, 2005 and 2004, due to the following:

	2006	2005	2004
	(In Thousands)

Computed “expected” tax expense	$ 3,848	$ 3,391	$ 3,357
(Decrease) in income taxes
resulting from:
Tax-exempt interest income	(498)	(506)	(553)
Other, net	(51)	(86)	(23)
	$ 3,299	$ 2,799	$ 2,781

Note 11.	Related Party Transactions

The Company’s subsidiary bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the subsidiary bank for loans totaling $1,524,000 and $1,023,000 at December 31, 2006 and 2005, respectively. During 2006, total principal additions were $5,291,000 and total principal payments were $4,790,000.

Note 12.	Contingent Liabilities and Commitments

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Company does not anticipate any material loss as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance-sheet risk.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2006 and 2005, the aggregate amount of daily average required reserves for each year was approximately $631,000 and $25,000, respectively.

Note 13.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2006		2005		2004
		Per		Per		Per
		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount

Earnings per share, basic	4,131,931	$ 1.94	3,803,000	$ 1.89	3,804,000	$ 1.86

Effect of dilutive securities:
Stock options	91,513		103,000		116,000

Earnings per share, diluted	4,223,444	$ 1.90	3,906,000	$ 1.84	3,920,000	$ 1.81

In 2006, 2005 and 2004, stock options representing 12,000 shares, 13,125 shares and 12,625 shares, respectively, were not included in the calculation of earnings per share because they would have been antidilutive.

Note 14.	Retained Earnings

Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2006, the aggregate amount of unrestricted funds which could be transferred from the Company’s subsidiaries to the Parent Company, without prior regulatory approval, totaled $7,548,000 or 9.7% of the total consolidated net assets.

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

A summary of the contract amount of the Company's exposure to off-balance-sheet risk as of December 31, 2006 and 2005, is as follows:

	2006	2005
	(In Thousands)
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$ 103,314	$ 93,572
Standby letters of credit	4,143	3,729

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

The Company enters into interest rate swaps to lock in the interest cash outflows on its floating-rate debt. On December 8, 2004, the Company borrowed a $15,000,000 variable rate advance from FHLB. On that same date, the Company entered into an interest rate swap with SunTrust Bank. The total notional amount of the swap was $15,000,000. This cash flow hedge effectively changed the variable-rate interest on the FHLB advance to a fixed-rate of interest. Under the terms of the swap, which expired December 8, 2006, the Company paid SunTrust Bank a fixed interest rate of 3.35%. SunTrust Bank paid the

Company a variable rate of interest indexed to the three-month LIBOR, plus 0.02%. The interest receivable from SunTrust repriced quarterly.

Changes in the fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with the long-term debt are reported in other comprehensive income. This amount is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on floating-rate debt obligation affected earnings. Because there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company assumes no ineffectiveness in the hedging relationship.

The Company has approximately $10,933,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2006.

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2006 and 2005, the fair values of loan commitments and standby letters of credit were deemed immaterial.

Fair values for off-balance-sheet derivative financial instruments, for other-than-trading purposes, are based upon quoted market prices.

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$ 18,556	$ 18,556	$ 15,625	$ 15,625
Securities	135,435	135,443	149,591	149,616
Loans	564,750	558,364	520,511	506,093
Accrued interest receivable	3,343	3,343	3,035	3,035
Interest rate swap	- -	- -	206	206

Financial liabilities:
Deposits	$ 570,599	$ 569,358	$ 551,432	$ 550,200
Securities sold under agreements
to repurchase	38,474	38,380	34,317	34,280
Federal Home Loan Bank advances	34,000	34,000	24,100	24,100
Long-term debt	40,000	39,679	57,500	57,250
Trust preferred capital notes	5,155	5,170	15,465	15,646
Accrued interest payable	1,757	1,757	1,010	1,010

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

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2006:
Total Capital (to Risk
Weighted Assets):
Consolidated	$83,936	13.7%	$49,025	8.0%	N/A	N/A
Middleburg Bank	$81,653	13.4%	$48,920	8.0%	$61,151	10.0%
Tier 1 Capital (to Risk
Weighted Assets):
Consolidated	$78,354	12.8%	$24,512	4.0%	N/A	N/A
Middleburg Bank	$76,071	12.4%	$24,460	4.0%	$36,690	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$78,354	10.3%	$30,536	4.0%	N/A	N/A
Middleburg Bank	$76,071	10.0%	$30,459	4.0%	$38,074	5.0%

As of December 31, 2005:
Total Capital (to Risk
Weighted Assets):
Consolidated	$68,480	12.0%	$45,818	8.0%	N/A	N/A
Middleburg Bank	$66,685	11.7%	$45,709	8.0%	$57,136	10.0%
Tier 1 Capital (to Risk
Weighted Assets):
Consolidated	$63,337	11.1%	$22,909	4.0%	N/A	N/A
Middleburg Bank	$61,542	10.8%	$22,854	4.0%	$34,281	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$63,337	8.7%	$29,011	4.0%	N/A	N/A
Middleburg Bank	$61,542	8.5%	$28,935	4.0%	$36,169	5.0%

Note 18.	Goodwill and Intangible Assets

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2006, 2005 or 2004. Identifiable intangible assets are being amortized over the period of expected benefit, which ranges from 7 to 15 years. Goodwill and intangible assets relate to the Company’s acquisition of Middleburg Trust Company and Middleburg Investment Advisors. Information concerning goodwill and intangible assets is presented in the following table:

	December 31, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Identifiable intangibles	$ 3,734,000	$ 1,603,690	$ 3,734,000	$ 1,266,071
Unamortizable goodwill	3,421,868	- -	3,421,868	- -

Amortization expense of intangible assets for each of the three years ended December 31, 2006 totaled $337,619. Estimated amortization expense of core deposit intangibles for the years ended December 31 follows (in thousands):

2007	$ 337,619
2008	337,619
2009	212,905
2010	171,333
2011	171,333
Thereafter	899,501
$ 2,130,310

Note 19.	Trust Preferred Capital Notes

On November 14, 2001, ICBI Capital Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities. On November 28, 2001, $10 million of trust preferred securities were issued through a pooled underwriting totaling approximately $750 million. The securities had a LIBOR-indexed floating rate of interest. During 2006, the interest rates ranged from 8.42% to 9.17%. For the year ended December 31, 2006, the weighted-average interest rate was 8.82%. On December 8, 2006, the Company exercised the call provision and redeemed the entire issuance.

On December 12, 2003, MFC Capital Trust II, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities. On December 19, 2003, $5 million of trust preferred securities were issued through a pooled underwriting totaling approximately $344 million. The securities have a LIBOR-indexed floating rate of interest.

During 2006, the interest rates ranged from 7.09% to 8.34%. For the year ended December 31, 2006, the weighted-average interest rate was 7.95%. The securities have a mandatory redemption date of January 23, 2034, and are subject to varying call provisions beginning January 23, 2009. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred not considered as Tier 1 capital may be included in Tier 2 capital. On December 31, 2006, all of the Company’s Trust Preferred Securities are included in Tier I capital.

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

Note 20.	Mortgage Company Interest

Middleburg Bank, a wholly owned subsidiary of the Company, owns 41.8% of the issued and outstanding membership interest units of Southern Trust Mortgage, LLC. The Bank acquired the membership interest units in equal proportion from the seven members of Southern Trust, all of whom own, in the aggregate, the remaining issued and outstanding units of Southern Trust. Southern Trust is a regional mortgage lender headquartered in Norfolk, Virginia and has offices in Virginia, Maryland, North Carolina, South Carolina and Georgia. The purchase price that the Company and the Bank paid in connection with the Acquisition consisted of approximately $6.0 million in cash and 44,359 shares of common stock.

The Company is accounting for its investment in Southern Trust by the equity method of accounting under which the Company’s share of the net income of the affiliate is recognized as income in the Company’s income statement and added to the investment account, and dividends received from the affiliate are treated as a reduction of the investment account. The investment in affiliate totaling $9.5 million at December 31, 2006 is included in other assets on the consolidated balance sheet.

Note 21.	Condensed Financial Information – Parent Corporation Only

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(In Thousands)
Assets
Cash on deposit with subsidiary bank	$ 1,268	$ 518
Money market fund	3	40
Securities available for sale	76	87
Investment in subsidiaries	77,290	62,852
Goodwill	3,422	3,422
Intangible assets, net	2,130	2,468
Other assets	662	407

Total assets	$ 84,851	$ 69,794

Liabilities
Trust preferred capital notes	$ 5,155	$ 15,465
Other liabilities	1,798	853
Total liabilities	$ 6,953	$ 16,318

Shareholders' Equity
Common stock	$ 11,264	$ 9,515
Capital surplus	23,503	5,431
Retained earnings	44,139	39,281
Accumulated other comprehensive loss, net	(1,008)	(751)
Total shareholders' equity	$ 77,898	$ 53,476

Total liabilities and shareholders' equity	$ 84,851	$ 69,794

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Statements of Income
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In Thousands)
Income
Dividends from subsidiaries	$ 14,280	$ 2,097	$ 2,682
Interest and dividends from investments	8	56	90
Interest on money market fund	2	12	1
Management fees from subsidiaries	40	40	40
Other income	30	- -	27
Gains on securities available
for sale, net	1	149	128
Total income	$ 14,361	$ 2,354	$ 2,968

Expenses
Salaries and employee benefits	$ 157	$ 151	$ 316
Amortization	413	418	418
Legal and professional fees	99	27	79
Printing and supplies	3	4	3
Directors fees	58	73	64
Advertising	- -	- -	3
Interest expense	1,280	1,028	771
Other	467	421	371
Total expenses	$ 2,477	$ 2,122	$ 2,025

Income before allocated tax benefits and
undistributed (distributions in excess of)
income of subsidiaries	$ 11,884	$ 232	$ 943
Income tax (benefit)	(686)	(506)	(485)

Income before equity in undistributed
(distributions in excess of) income
of subsidiaries	$ 12,570	$ 738	$ 1,428
Equity in undistributed (distributions in excess of)
income of subsidiaries	(4,552)	6,436	5,664
Net income	$ 8,018	$ 7,174	$ 7,092

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In Thousands)
Cash Flows from Operating Activities
Net income	$ 8,018	$ 7,174	$ 7,092
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	413	418	417
(Undistributed) distributions in excess of earnings of subsidiaries	4,552	(6,436)	(5,664)
Gain on sale of securities available for sale	(1)	(149)	(128)
(Increase) decrease in other assets	(54)	159	(410)
Increase (decrease) in other liabilities	(22)	(245)	297
Net cash provided by operating activities	$ 12,906	$ 921	$ 1,604

Cash Flows from Investing Activities
Purchase of securities available for sale	$ - -	$ - -	$ (444)
Proceeds from sale of securities available for sale	13	1,742	575
Investment in subsidiary bank	(19,000)	- -	(4,300)
Net cash provided by (used in) investing activities	$(18,987)	$ 1,742	$ (4,169)

Cash Flows from Financing Activities
Payments on trust preferred capital notes	$ (10,000)	$ - -	$ - -
Payments for the repurchase of common stock	- -	(485)	- -
Net proceeds from issuance of common stock	19,821	224	158
Cash dividends paid	(3,027)	(2,890)	(2,891)
Net cash provided by (used in) financing activities	$ 6,794	$ (3,151)	$ (2,733)

Increase (decrease) in cash and cash equivalents	$ 713	$ (488)	$ (5,298)

Cash and Cash Equivalents
Beginning	558	1,046	6,344

Ending	$ 1,271	$ 558	$ 1,046

Note 22.	Segment Reportings

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

Information about reportable segments and reconciliation to the consolidated financial statements follows:

	For the Year Ended December 31, 2006
		Trust and
		Investment	Intersegment
	Banking	Advisory	Eliminations	Consolidated
(In Thousands)

Revenues:
Interest income	$ 45,368	$ 62	$ (32)	$ 45,398
Trust and investment advisory
fee income	- -	4,209	(95)	4,114
Other income	4,041	1	(41)	4,001
Total operating income	$ 49,409	$ 4,272	$ (168)	$ 53,513

Expenses:
Interest expense	$ 18,519	$ - -	$ (32)	$ 18,487
Salaries and employee benefits	11,407	2,283	- -	13,690
Provision for loan losses	499	- -	- -	499
Other	8,202	1,454	(136)	9,520
Total operating expenses	$ 38,627	$ 3,737	$ (168)	$ 42,196

Income before income taxes	$ 10,782	$ 535	$ - -	$ 11,317
Provision for income taxes	3,045	254	- -	3,299
Net income	$ 7,737	$ 281	$ - -	$ 8,018

Total assets	$ 767,185	$ 7,147	$ (2,027)	$ 772,305
Capital expenditures	$ 909	$ 49	$ - -	$ 958

	For the Year Ended December 31, 2005
		Trust and
		Investment	Intersegment
	Banking	Advisory	Eliminations	Consolidated
(In Thousands)

Revenues:
Interest income	$ 36,193	$ 47	$ (28)	$ 36,212
Trust and investment advisory
fee income	- -	4,045	(105)	3,940
Other income	5,127	(5)	(41)	5,081
Total operating income	$ 41,320	$ 4,087	$ (174)	$ 45,233

Expenses:
Interest expense	$ 11,624	$ - -	$ (28)	$ 11,596
Salaries and employee benefits	11,199	2,041	- -	13,240
Provision for loan losses	1,744	- -	- -	1,744
Other	7,564	1,262	(146)	8,680
Total operating expenses	$ 32,131	$ 3,303	$ (174)	$ 35,260

Income before income taxes	$ 9,189	$ 784	$ - -	$ 9,973
Provision for income taxes	2,458	341	- -	2,799
Net income	$ 6,731	$ 443	$ - -	$ 7,174

Total assets	$ 733,734	$ 7,557	$ (1,380)	$ 739,911
Capital expenditures	$ 3,682	$ 3	$ - -	$ 3,685

Note 23.	Stock Offering

In July 2006, the Company issued 676,552 shares of its common stock in an underwritten public offering. The public price of $31.00 per share, less the underwriters’ commissions and expenses of the offering, resulted in net proceeds of $19.5 million to the Company. The Company used the proceeds to provide additional equity capital to the Bank to support the growth of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date: March 15, 2007	By: /s/ Joseph L. Boling

Joseph L. Boling

Chairman of the Board and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph L. Boling Joseph L. Boling	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007
/s/ Kathleen J. Chappell Kathleen J. Chappell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2007
/s/ Rodney J. White Rodney J. White	Vice President and Controller (Principal Accounting Officer)	March 15, 2007
/s/ Howard M. Armfield Howard M. Armfield	Director	March 15, 2007
/s/ Henry F. Atherton, III Henry F. Atherton, III	Director	March 15, 2007
/s/ Childs Frick Burden Childs Frick Burden	Director	March 15, 2007

/s/ J. Lynn Cornwell, Jr. J. Lynn Cornwell, Jr.	Director	March 15, 2007
/s/ John C. Lee, IV John C. Lee, IV	Director	March 15, 2007
/s/ Keith W. Meurlin Keith W. Meurlin	Director	March 15, 2007
/s/ Janet A. Neuharth Janet A. Neuharth	Director	March 15, 2007
/s/ John Sherman John Sherman	Director	March 15, 2007
/s/ Millicent W. West Millicent W. West	Director	March 15, 2007
/s/ Edward T. Wright Edward T. Wright	Director	March 15, 2007

Exhibit Index

Exhibit No.

Description

3.1

Articles of Incorporation of the Company (restated in electronic format as of October 2, 2003), attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, incorporated herein by reference.

3.2

Bylaws of the Company (restated in electronic format as of November 15, 2006), attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2006, incorporated herein by reference.

10.1

Employment Agreement, dated as of January 1, 1998, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.*

10.2

Independent Community Bankshares, Inc. 1997 Stock Option Plan, as amended, attached as Exhibit 4.3 to the Registration Statement on Form S-8, Registration No. 333-93447, filed with the Commission on December 22, 1999, incorporated herein by reference.*

10.3

Middleburg Financial Corporation 2006 Management Incentive Plan, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.*

10.4	Middleburg Financial Corporation 2006 Equity Compensation Plan, attached as Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on May 2, 2006, incorporated herein by reference.*

10.5	Form of Restricted Stock Award Agreement under the Middleburg Financial Corporation 2006 Equity Compensation Plan.*

10.6	Form of Performance Share Award Agreement under the Middleburg Financial Corporation 2006 Equity Compensation Plan.*

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.