Form 10-Q
period 2007-03-31
MIDDLEBURG FINANCIAL CORP
filed 2007-05-10
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 4,505,605 shares of Common Stock as of May 5, 2007

MIDDLEBURG FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$ 15,668	$ 18,392
Interest bearing deposits in banks	394	164
Federal funds sold	4,000	--
Securities (fair value: March 31, 2007,
$134,054; December 31, 2006, $135,443)	134,048	135,435
Loans, net of allowance for loan losses of $5,728,
March 31, 2007; and $5,582, December 31, 2006	579,604	564,750
Premises and equipment, net	18,884	18,429
Accrued interest receivable and other assets	35,169	35,135

Total assets	$ 787,767	$ 772,305

Liabilities and Shareholders' Equity
Liabilities
Deposits
Non-interest bearing demand deposits	$ 117,684	$ 128,300
Savings and interest bearing demand deposits	259,856	250,748
Time deposits	179,293	191,551
Total deposits	$ 556,833	$ 570,599

Securities sold under agreements to repurchase	39,922	38,474
Federal Home Loan Bank advances	64,000	34,000
Long-term debt	35,000	40,000
Trust preferred capital notes	5,155	5,155
Accrued interest payable and other liabilities	7,527	6,179
Total liabilities	$ 708,437	$ 694,407

Shareholders' Equity
Common stock, par value $2.50 per
share, authorized 20,000,000 shares;
issued and outstanding at March 31, 2007 - 4,505,605 shares
issued and outstanding at December 31, 2006 – 4,505,605 shares	$ 11,264	$ 11,264
Capital surplus	23,519	23,503
Retained earnings	45,429	44,139
Accumulated other comprehensive loss, net	(882)	(1,008)
Total shareholders' equity	$ 79,330	$ 77,898

Total liabilities and shareholders' equity	$ 787,767	$ 772,305

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	(Unaudited)
	For the Three Months
	Ended March 31,
	2007	2006
Interest and Dividend Income
Interest and fees on loans	$ 9,983	$ 8,866
Interest on investment securities:
Taxable	1	1
Nontaxable	14	22
Interest on securities available for sale:
Taxable	1,126	1,329
Nontaxable	472	350
Dividends	97	75
Interest on deposits in banks and federal funds sold	60	10
Total interest and dividend income	$ 11,753	$ 10,653
Interest Expense
Interest on deposits	$ 3,518	$ 2,525
Interest on securities sold under agreements to repurchase	506	323
Interest on short-term debt	434	343
Interest on long-term debt	486	851
Total interest expense	$ 4,944	$ 4,042
Net interest income	$ 6,809	$ 6,611
Provision for loan losses	152	250
Net interest income after provision
for loan losses	$ 6,657	$ 6,361
Other Income
Service charges on deposit accounts	$ 466	$ 436
Trust and investment advisory fee income	1,105	1,071
Commissions on investment sales	127	193
Equity in earnings of affiliate	52	103
Other service charges, commissions and fees	170	160
Bank-owned life insurance	109	104
Other operating income	28	24
Total other income	$ 2,057	$ 2,091
Other Expense
Salaries and employees’ benefits	$ 3,340	$ 3,477
Net occupancy and equipment expense	817	741
Other taxes	156	125
Computer operations	258	233
Audits and examinations	214	57
Other operating expenses	934	913
Total other expense	$ 5,719	$ 5,546
Income before income taxes	$ 2,995	$ 2,906
Income taxes	849	858
Net income	$ 2,146	$ 2,048

Net income per share, basic	$ 0.48	$ 0.54
Net income per share, diluted	$ 0.47	$ 0.52
Dividends per share	$ 0.19	$ 0.19

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2007 and 2006

(In Thousands, Except Share Data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balances - December 31, 2005	$ 9,515	$ 5,431	$ 39,281	$ (751)		$ 53,476
Comprehensive Income
Net income			2,048		$ 2,048	2,048
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $153)					(298)
Change in fair value of derivatives for interest
rate swap (net of tax, $3)					(5)
Other comprehensive loss (net of tax, $156)				(303)	$ (303)	(303)
Total comprehensive income					$ 1,745
Cash dividends declared			(724)			(724)
Issuance of common stock (3,000 shares)	8	28				36
Balances – March 31, 2006	$ 9,523	$ 5,459	$ 40,605	$ (1,054)		$ 54,533
Balances - December 31, 2006	$ 11,264	$ 23,503	$ 44,139	$ (1,008)		$ 77,898
Comprehensive Income
Net income			2,146		$ 2,146	2,146
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax, $65)					126
Other comprehensive income (net of tax, $65)				126	$ 126	126
Total comprehensive income					$ 2,272
Cash dividends declared			(856)			(856)
Share-based compensation		16				16
Balances – March 31, 2007	$ 11,264	$ 23,519	$ 45,429	$ (882)		$ 79,330

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,146	$ 2,048
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	152	250
Depreciation and amortization	433	430
Equity in distributions in excess of earnings of affiliate	38	46
Discount (accretion) and premium amortization on securities, net	(8)	12
Loss on disposal of premises and equipment	11	--
Share-based compensation	16	--
(Increase) in other assets	(299)	(437)
Increase in other liabilities	1,369	1,392
Net cash provided by operating activities	$ 3,858	$ 3,741
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and calls on investment securities	$ 125	$ --
Proceeds from maturity, principal paydowns and calls of securities available for sale	7,833	3,215
Proceeds from sale of securities available for sale	1,913	2,487
Purchase of securities available for sale	(8,285)	(6,540)
Net (increase) in loans	(15,006)	(23,138)
Purchases of premises and equipment	(758)	(258)
Net cash (used in) investing activities	$ (14,178)	$ (24,234)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in non-interest bearing and interest
bearing demand deposits and savings accounts	$ (1,508)	$ 7,479
Net (decrease) in certificates of deposits	(12,258)	(13,083)
Net increase in federal funds purchased	--	275
Proceeds from Federal Home Loan Bank advances	87,500	82,175
Payment on Federal Home Loan Bank advances	(57,500)	(55,275)
Payment on long-term debt	(5,000)	(2,500)
Cash dividends paid	(856)	(723)
Issuance of common stock	--	36
Increase in securities sold under agreements to repurchase	1,448	585
Net cash provided by financing activities	$ 11,826	$ 18,969
Increase (decrease) in cash and cash equivalents	$ 1,506	$ (1,524)
CASH AND CASH EQUIVALENTS
Beginning	18,556	15,625
Ending	$ 20,062	$ 14,101
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 4,832	$ 3,826
Income taxes	33	35
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	191	(450)
Change in fair value of interest rate swap	--	(8)

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2007 and the results of operations, changes in shareholders’ equity and cash flows for the three months ended March 31, 2007 and 2006, in accordance with accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) of Middleburg Financial Corporation (the “Company”). The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Stock –Based Employee Compensation Plan

As of March 31, 2007, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units. The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan. Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company. The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company granted 7,948 stock awards (non-vested shares) during the three months ended March 31, 2007. The shares are split equally between service condition awards and performance condition awards. The requisite service period for the awards is three years. All awards expire ten years from the grant date. For the three months ended March 31, 2007, there was $16,000 in compensation expense related to these grants.

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

The following table summarizes options outstanding under the 1997 Stock Option Plan at the end of the reportable periods. The weighted average remaining contractual term for options outstanding and exercisable at March 31, 2007 was 4.4 years.

	March 31, 2007			December 31, 2006
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
Outstanding at beginning of year	186,880	$ 18.52	$ 3,452,000	211,105	$ 17.74
Granted	--	--		--	--
Exercised	--	--		(23,000)	11.75
Forfeited	(500)	37.00		(1,225)	12.38
Outstanding at end of period	186,380	$ 18.47	$ 2,671,000	186,880	$ 18.52	$3,451,674
Exercisable at end of period	186,380	$ 18.47	$ 2,671,000	186,880	$ 18.52	$3,451,674

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

March 31, 2007
Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning of year	--	$ --
Granted	7,948	32.30
Vested	--	--
Forfeited	--	--
Non-vested at end of period	7,948	$ 32.30	$ 260,694

The weighted average remaining contractual term for non-vested grants at March 31, 2007 was 3.0 years. The weighted average grant-date fair value of restricted stock awarded during the three months ended March 31, 2007 was $32.30. As of March 31, 2007, there was $241,000 of total unrecognized compensation expense related to the non-vested awards under the 2006 Equity Compensation Plan.

Note 3.            Securities

Amortized costs and fair values of securities being held to maturity at March 31, 2007 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
(In Thousands)
Obligations of states and
political subdivisions	$ 1,104	$ 6	$ --	$ 1,110
Mortgage backed securities	32	--	--	32
	$ 1,136	$ 6	$ --	$ 1,142

Amortized costs and fair values of securities available for sale at March 31, 2007 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 494	$ --	$ (7)	$ 487
Corporate preferred stock	78	--	(1)	77
Obligations of states and
political subdivisions	42,066	802	(55)	42,813
Mortgage backed securities	72,994	267	(1,744)	71,517
Restricted stock	6,965	--	--	6,965
Other	10,804	251	(2)	11,053
	$ 133,401	$ 1,320	$ (1,809)	$ 132,912

At March 31, 2007, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ --	$ --	$ 442	$ (7)
Obligations of states
and political subdivisions	5,953	(34)	1,120	(21)
Mortgage backed
securities	--	--	51,536	(1,744)
Corporate preferred stock	--	--	77	(1)
Other	--	--	49	(2)
Total temporarily
impaired securities	$ 5,953	$ (34)	$ 53,224	$ (1,775)

The unrealized losses in the portfolio as of March 31, 2007 are considered temporary and are a result of the current interest rate environment and not increased credit risk. Of the temporarily impaired securities, 66 are investment grade and one is non-rated. The federal agency mortgage-backed securities have the largest temporary impairment but are issued by government sponsored enterprises (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation). The non-rated security is a corporate trust preferred security that has a par value at maturity of $77,000. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability and intent to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Note 4.	Loan Portfolio

The consolidated loan portfolio was composed of the following:

	March 31,	December 31,
	2007	2006
	(In Thousands)
Commercial, financial and agricultural	$ 37,847	$ 37,501
Real estate construction	82,800	69,033
Real estate mortgage	448,078	447,716
Consumer installment	15,764	15,253
Total loans	584,489	569,503
Add: Deferred loan costs	843	829
Less: Allowance for loan losses	5,728	5,582
Net loans	$ 579,604	$ 564,750

The Company had no non-performing assets at March 31, 2007.

Note 5.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	March 31,	December 31,
	2007	2006
	(In Thousands)
Balance at January 1	$ 5,582	$ 5,143
Provision charged to operating expense	152	499
Recoveries added to the allowance	20	52
Loan losses charged to the allowance	(26)	(112)
Balance at the end of the period	$ 5,728	$ 5,582

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Three Months Ended
	March 31, 2007		March 31, 2006
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic EPS	4,505,605	$ 0.48	3,807,786	$ 0.54

Effect of dilutive securities:
Stock options and grants	84,845		97,179
Diluted EPS	4,590,450	$ 0.47	3,904,965	$ 0.52

Note 7.	Segment Reporting

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

Revenues from the trust and investment advisory revenue is comprised of fees based upon the market value of the accounts under administration. The trust and investment advisory services are conducted by the two subsidiaries of Middleburg Investment Group, Inc - Middleburg Trust Company and Middleburg Investment Advisors, Inc.

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

The following table presents segment information for the three months ended March 31, 2007 and 2006, respectively.

	For the Three Months Ended				For the Three Months Ended
	March 31, 2007				March 31, 2006

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 11,745	$ 14	$ (6)	$ 11,753	$ 10,645	$ 16	$ (8)	$ 10,653
Trust and investment advisory
fee income	--	1,128	(23)	1,105	--	1,096	(25)	1,071
Other income	962	--	(10)	952	1,029	1	(10)	1,020

Total operating income	12,707	1,142	(39)	13,810	11,674	1,114	(43)	12,745

Expenses:
Interest expense	4,950	--	(6)	4,944	4,050	--	(8)	4,042
Salaries and employee benefits	2,765	575	--	3,340	2,914	563	--	3,477
Provision for loan losses	152	--	--	152	250	--	--	250
Other	2,043	369	(33)	2,379	1,788	316	(35)	2,069

Total operating expenses	9,910	944	(39)	10,815	9,002	879	(43)	9,838

Income before income taxes	2,797	198	--	2,995	2,672	234	--	2,906
Provision for income taxes	764	85	--	849	760	98	--	858

Net income	$ 2,033	$ 113	$ --	$ 2,146	$ 1,912	$ 136	$ --	$ 2,048

Total assets	$ 781,725	$ 7,079	$ (1,037)	$ 787,767	$ 755,636	$ 7,774	$ (1,393)	$ 762,017
Capital expenditures	$ 758	$ --	$ --	$ 758	$ 243	$ 15	$ --	$ 258

Note 8.            Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Three Months Ended March 31,
	2007	2006
	(In Thousands)

Service cost	$ 186	$ 169
Interest cost	75	60
Expected return on plan assets	(99)	(92)
Amortization of net obligation
at transition	(1)	(1)
Net actuarial loss	7	6
Net periodic benefit cost	$ 168	$ 142

The Company previously disclosed in the 2006 Form 10-K that it expected to contribute $499,000 to its pension plan in 2007. As of March 31, 2007, no contributions have been made. The Company plans to make all required contributions for 2007.

Note 9.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is in the process of evaluating the impact SFAS No. 159 may have on its consolidated financial statements but does not intend to adopt the Statement early.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company at and for the three months ended March 31, 2007 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2006 Form 10K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc. The Bank is a community bank serving the Virginia counties of Loudoun, Fairfax and Fauquier with seven financial service centers and two limited service facilities. Middleburg Investment Group is a non-bank holding company with two wholly owned subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, Inc. Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains offices in several of the Company’s financial service centers. Middleburg Investment Advisors is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 24 states.

The Company operates under a business model that makes all of its financial and wealth management services available to its clients at all of its financial service centers. Financial service centers are larger than most traditional retail banking branches in order to allow commercial, mortgage, retail and wealth management personnel and services to be readily available to serve clients. By working together in the financial service center and the market, the team at each financial service center becomes more effective in expanding relationships with current clients and new clients. The Company’s goal is to assist in the creation, preservation and ultimate transfer of the wealth of its clients.

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

Middleburg Investment Group’s subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, generate fee income by providing investment management and trust services to their clients. Investment management and trust fees are generally based upon the value of assets under management and, therefore, can be significantly affected by fluctuation in the values of securities caused by changes in the capital markets.

Net income for the three months ended March 31, 2007 increased to $2.1 million from $2.0 million for the three months ended March 31, 2006. Annualized returns on average assets and average equity for the three months ended March 31, 2007 were 1.1% and 10.7%, respectively, compared to 1.1% and 15.2% for the same period in 2006. The Company’s continued focus on loan growth resulted in an increase in interest income. Interest and fees on loans increased 12.6% for the three months ended March 31, 2007 to $10.0 million, compared to $8.9 million for the same period in 2006. Core operations have been impacted by increased funding costs. Total interest expense was $4.9 million for the three months ended March 31, 2007, compared to $4.0 million for the three months ended March 31, 2006. Trust and investment advisory fees increased 3.2% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Total other expense was $5.7 million for the three months ended March 31, 2007 compared to $5.5 million for the same period in 2006.

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

Intangibles and Goodwill

The Company had approximately $5.5 million in intangible assets and goodwill at March 31, 2007, a decrease of $84,000 since December 31, 2006. On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years. The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $5.5 million in intangible assets and goodwill at March 31, 2007 was attributable to the Company’s investment in Middleburg Trust Company.

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

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company increased to $787.8 million at March 31, 2007, compared to $772.3 million at December 31, 2006, representing an increase of $15.5 million or 2.0%. Total average assets increased 4.1% from $745.2 million for the three months ended March 31, 2006 to $776.0 million for the same period in 2007. Total liabilities were $708.4 million at March 31, 2007, compared to $694.4 million at December 31, 2006. Total average liabilities increased $6.8 million or 1.0% to $697.0 million at March 31, 2007, compared to the same period in 2006. Average shareholders’ equity increased 43.5% or $23.9 million over the same periods. The increase in average shareholders’ equity was the result of the underwritten common stock offering in July 2006, which resulted in net proceeds of $19.5 million.

Loans

Total loans at March 31, 2007 were $584.5 million, an increase of $15.0 million from the December 31, 2006 amount of $569.5 million. The Company continues to see increases in real estate construction loans, which were $82.8 million at March 31, 2007 or 14.2% of total loans. Real estate mortgage loans of $448.1 million at March 31, 2007 were relatively unchanged from the December 31, 2006 amount of $447.7 million. A solid local economy and referrals arising from the success of the business model have contributed to the loan growth experienced. Net charge-offs were $6,000 for the three months ended March 31, 2007. The provision for loan losses for the three months ended March 31, 2007 was $152,000 compared to $250,000 for the same period in 2006. The allowance for loan losses was $5.7 million or 0.98% of total loans outstanding at March 31, 2007.

Securities

Securities decreased to $134.0 million at March 31, 2007 compared to $135.4 million at December 31, 2006. The Company plans to maintain the securities portfolio at an amount comparable to the December 31, 2006 amount in a effort to provide returns while maintaining a source of liquidity. At March 31, 2007, the tax equivalent yield on the securities portfolio was 5.91%.

Premises and Equipment

Premises and equipment increased $455,000 from $18.4 million at December 31, 2006 to $18.9 million at March 31, 2007.

Other Assets

The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $12.1 million, and the Bank’s investment in Southern Trust Mortgage, LLC, in the amount of $9.5 million, at March 31, 2007. Goodwill and identified intangibles of $5.5 million related to the acquisitions of Middleburg Trust Company and Middleburg Investment Advisors are also included in other assets as of March 31, 2007.

Deposits

Although deposits decreased $13.8 million to $556.8 million at March 31, 2007 from $570.6 million at December 31, 2006, average deposits for the quarter ended March 31, 2007 increased 2.6% or $14.6 million compared to average deposits for the quarter ended March 31, 2006. The decrease in deposits is primarily due to the maturity and withdrawal of $15 million in certificates of deposit of public funds during the month of March 2007. The total $15 million was held by one public depositor who needed the funds for each cash flow purposes. Average interest bearing deposits were $448.3 million for the three months ended March 31, 2007 compared to $422.0 million for the three months ended March 31, 2006.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $38.3 million at March 31, 2007 and is reflected in both the “savings and interest bearing demand deposits” and the “securities sold under agreements to repurchase” amounts on the balance sheet. Excluding the Tredegar Institutional Select product, savings and interest bearing demand deposits grew by $6.8 million from December 31, 2006 to March 31, 2007.

Time deposits decreased $12.3 million from December 31, 2006 to $179.3 million at March 31, 2007. Time deposits include brokered certificates of deposit of $25.1 million with maturities ranging from one month to three years. Securities sold under agreements to repurchase (“Repo Accounts”) increased $1.4 million from $38.5 million at December 31, 2006 to $39.9 million at March 31, 2007. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and all Tredegar Institutional Select accounts maintained by business clients.

Borrowings

Additional Federal Home Loan Bank (“FHLB”) borrowings funded the Company’s asset growth experienced during the three months ended March 31, 2007. FHLB overnight advances were $64.0 million at March 31, 2007 compared to $34.0 million at December 31, 2006. FHLB long-term advances decreased to $35.0 million at March 31, 2007 from $40.0 million at December 31, 2006.

Capital

Shareholders’ equity was $79.3 million at March 31, 2007. This amount represents an increase of 1.8% from the December 31, 2006 amount of $77.9 million. The book value per common share was $17.61 at March 31, 2007 and $17.29 at December 31, 2006.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $6.8 million for the first three months of 2007 compared to $6.6 million for the same period in 2006, an increase of 3.0%. Interest income increased 10.3% and interest expense increased 22.3% when comparing the three months ended March 31, 2007 to March 31, 2006. Average earning assets increased $31.0 million from $681.8 million for the three months ended March 31, 2006 to $712.8 million for the three months ended March 31, 2007.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the three month periods ended March 31, 2007 and 2006. Non-accrual loans are included in the loan balances.

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31,
		2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 93,377	$ 1,223	5.31%	$ 118,683	$ 1,405	4.80%
Tax-exempt (2) (3)	41,182	737	7.26%	30,899	563	7.39%
Total securities	$ 134,559	$ 1,960	5.91%	$ 149,582	$ 1,968	5.34%
Loans:
Taxable	$ 573,281	$ 9,983	7.06%	$ 531,275	$ 8,865	6.77%
Tax-exempt (2)	20	-	0.00%	101	2	8.03%
Total loans	$ 573,301	$ 9,983	7.06%	$ 531,376	$ 8,867	6.77%
Federal funds sold	4,351	54	5.03%	731	8	4.44%
Interest-bearing deposits in
other financial institutions	568	6	4.28%	108	1	3.76%
Total earning assets	$ 712,779	$ 12,003	6.83%	$ 681,797	$ 10,844	6.45%
Less: allowances for credit losses	(5,608)			(5,161)
Total nonearning assets	68,787			68,589
Total assets	$ 775,958			$ 745,225

Liabilities
Interest-bearing deposits:
Checking	$ 146,104	$ 918	2.55%	$ 148,390	$ 813	2.22%
Regular savings	51,020	231	1.84%	59,518	254	1.73%
Money market savings	60,101	162	1.09%	74,193	173	0.95%
Time deposits:
$100,000 and over	128,192	1,582	5.00%	80,212	776	3.92%
Under $100,000	62,846	625	4.03%	59,684	509	3.46%
Total interest-bearing deposits	$ 448,263	$ 3,518	3.18%	$ 421,997	$ 2,525	2.43%

Federal Home Loan Bank advances	$ 36,417	$ 426	4.74%	$ 28,158	$ 333	4.80%
Securities sold under agreements
to repurchase	45,597	506	4.50%	35,487	323	3.69%
Long-term debt	41,766	486	4.72%	70,521	851	4.89%
Federal Funds purchased	519	8	6.25%	942	10	4.31%
Total interest-bearing liabilities	$ 572,562	$ 4,944	3.50%	$ 557,105	$ 4,042	2.94%
Non-interest bearing liabilities:
Demand deposits	117,498			129,177
Other liabilities	6,920			3,904
Total liabilities	$ 696,980			$ 690,186
Shareholders’ equity	78,978			55,039
Total liabilities and shareholders’
equity	$ 775,958			$ 745,225

Net interest income		$ 7,059			$ 6,802

Interest rate spread			3.33%			3.51%
Interest expense as a percent of
average earning assets			2.81%			2.40%
Net interest margin			4.02%			4.05%

(1) All yields and rates have been annualized on a 365 day year.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Interest income from loans increased $1.1 million to $10.0 million for the three months ended March 31, 2007 compared to $8.9 million for the same period in 2006. The increase in loan interest income resulted from the amount of loan growth experienced since March 31, 2006. The weighted average yield of loans increased 29 basis points from 6.77% for the three months ended March 31, 2006 to 7.06% for the three months ended March 31, 2007. The net increase in real estate construction loans, which are typically indexed to the prime lending rate, of $13.8 million during the first three months of 2007 helped mitigate the impact of record low interest rates on fixed rate loan products to the Company. Loans tied to the Wall Street Journal prime interest rate were $92.8 million, or 15.9%, of total loans at March 31, 2007.

Interest income from the securities portfolio and interest bearing deposits in other financial institutions was unchanged at $1.8 million for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 despite the decrease in the average securities of $15.0 million. In the fourth quarter of 2006, the Company restructured $13.9 million of the securities portfolio, which resulted in an increase of 2.0% in yield and $311,000 in interest income. The tax equivalent yield on securities for the three months ended March 31, 2007 increased 57 basis points to 5.91% compared to the March 31, 2006 yield of 5.34%. For 2007, management plans to continue to maintain the balance in the investment portfolio at or near current levels through reinvestment in securities.

Average deposits increased $14.6 million from $551.2 million for the three months ended March 31, 2006 to $565.8 million for the three months ended March 31, 2007. Total interest expense on deposits increased $1.0 million for the three months ended March 31, 2007, compared to the same period in 2006. Competition for deposits continued to exert upward pressures on the cost of deposits as consumer preference shifted more to certificates of deposit, thus resulting in increased levels of interest expense. The average balance of interest bearing demand accounts (interest bearing checking, savings and money market accounts) decreased 8.8% to $257.2 million at March 31, 2007. The costs of such funding increased 29 basis points during the three months ended March 31, 2007. The average balance in time deposits increased 36.6% from March 31, 2006 to March 31, 2007, while the cost of such funding increased 95 basis points or $922,000 for the three months ended March 31, 2007 compared to the same period in 2006.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, increased $183,000 from the three months ended March 31, 2006 to $506,000 for the three months ended March 31, 2007. Tredegar Institutional Select earns interest at a rate equal to approximately 90% of the Federal Home Loan Bank of Atlanta’s overnight rate. Interest expense related to borrowed funds decreased $274,000 from $1.2 million for the three months ended March 31, 2006 to $920,000 for the three months ended March 31, 2007.

The net interest margin, on a tax equivalent basis, was 4.02% for the three months ended March 31, 2007 compared to 4.05% for the same period in 2006. The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2007 and 2006 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Quarter Ended
	March 31,
(in thousands)	2007	2006
GAAP measures:
Interest Income - Loans	$ 9,983	$ 8,866
Interest Income - Investments & Other	1,770	1,787
Interest Expense - Deposits	3,518	2,525
Interest Expense - Other Borrowings	1,426	1,517
Total Net Interest Income	$ 6,809	$ 6,611
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non - Taxable Interest Income - Loans	$ --	$ 1
Tax Benefit Realized on Non - Taxable Interest Income - Municipal Securities	250	191
Tax Benefit Realized on Non - Taxable Interest Income - Corporate Securities	--	--
Total Tax Benefit Realized on Non- Taxable Interest Income	$ 250	$ 192

Total Tax Equivalent Net Interest Income	$ 7,059	$ 6,803

The decline in tax equivalent net interest margin was attributed the flat yield curve and intense competition for loans and deposits in the Company’s markets. The Company’s total average earning assets increased $31.0 million from the three months ended March 31, 2006 to the three months ended March 31, 2007, while the yield on average earnings assets increased by 38 basis points when comparing the same periods. The lack of growth in overall deposits and a shift in the composition of the Company’s deposits resulted in an overall negative impact to the net interest margin. Average balances in interest checking, regular savings and money market accounts decreased by $24.9 million when comparing the three months ended March 31, 2006 to the same period in 2007. The weighted average cost of these accounts for the three months ended March 31, 2007 and 2006 was 2.07% and 1.78%, respectively. Conversely, the average balance of certificates of deposits increased $51.1 million when comparing the three months ended March 31, 2006 to the three months ended March 31, 2007. The weighted average cost of the Company’s certificates of deposits increased 95 basis points to 4.68% for the three months ended March 31, 2007.

Non-interest Income

Non-interest income includes, among other items, fees generated by the retail banking and investment services departments of the Bank as well as by Southern Trust Mortgage, LLC, Middleburg Trust Company and Middleburg Investment Advisors. Non-interest income decreased 1.6% to $2.1 million for the first three months of 2007 compared to the same period in 2006.

Commissions and fees from trust and investment advisory activities increased 3.2% or $34,000 to $1.1 million for the three month period ended March 31, 2007 compared to the same period in 2006. Consolidated investment advisory fees provided by Middleburg Investment Advisors totaled $548,000 and $558,000 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, assets under management at Middleburg Investment Advisors had decreased $10.4 million from $590.6 million at March 31, 2006 to $580.2 million. Consolidated fiduciary fees for services, provided by Middleburg Trust Company, increased 8.4% to $556,000 for the three months ended March 31, 2007 from $513,000 for the three months ended March 31, 2006. Fiduciary fees are based upon the market value of the accounts under administration. At March 31, 2007, Middleburg Trust Company managed $601.9 million in assets, including intercompany assets of $98.4 million, a decrease of 3.4% or $18.9 million from assets under administration of $620.8 million, including intercompany assets of $122.8 million, at March 31, 2006. Intercompany assets include portions of the investment portfolios of the Bank, Middleburg Trust Company and the holding company, Middleburg Financial Corporation. Fiduciary fees on intercompany assets have been eliminated in consolidation.

Service charges on deposits increased 6.9% to $466,000 for the three months ended March 31, 2007, compared to $436,000 for the same period in 2006. In particular, ATM and Visa check card fees increased approximately $8,000 for the three months ended March 31, 2007 when compared to the same period in 2006. Overdraft service charges increased $22,000 or 12.7% to $174,000 for the three months ended March 31, 2007 when compared to the same period in 2006.

Commissions on investment sales decreased 34.2% to $127,000 for the three months ended March 31, 2007, compared to $193,000 for the three months ended March 31, 2006. The Company currently has two financial consultants who are available to each of the Company’s financial service centers, compared to three financial consultants in 2006.

Equity in earnings from affiliate, which reflects the 41.8% ownership interest in Southern Trust Mortgage, comprised 2.5% of total non-interest income for the three months ended March 31, 2007 compared to 4.9% for the three months ended March 31, 2006. Southern Trust Mortgage closed $215.3 million in loans the first three months of 2007 with 52.7% of its production attributable to purchase money financings. For the same period in 2006, Southern Trust Mortgage closed $213.8 million in loans with 61.0% of its production attributable to purchase money financings.

In addition to equity earnings from Southern Trust Mortgage, the Bank also receives rental and data processing fees and interest on the outstanding balance of loan participations with Southern Trust Mortgage. These amounts are included in other operating income. For the three month periods ending March 31, 2007 and 2006, the rental and data processing income earned from Southern Trust Mortgage was $30,000 and $17,000, respectively.

Income earned from the Bank’s initial $10.8 million investment in Bank Owned Life Insurance (BOLI) contributed $109,000 to total other income for the three months ended March 31, 2007. The Company purchased $6.0 million of BOLI in the third quarter of 2004 and $4.8 million in the fourth quarter of 2004 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Non-interest Expense

Total non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total non-interest expense increased 3.1% or $173,000 from $5.5 million for the three months ended March 31, 2006 to $5.7 million for the three months ended March 31, 2007. When taken as a percentage of total average assets, the quarter’s non-interest expense was 0.74% of total average assets for each of the quarters ended March 31, 2007 and 2006.

Salaries and employee benefits decreased 3.9% when comparing the three months ended March 31, 2007 to the three months ended March 31, 2006. The decrease is the result of cost savings recognized in employee life and health insurance expense due to a change in insurance plans offered to employees and the decrease in commissions due to the decrease in investment sales fees.

Net occupancy expense increased by $76,000 or 10.3% from $741,000 for the three months ended March 31, 2006 to $817,000 for the three months ended March 31, 2007. The increase is the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Computer operations expense increased from $233,000 for the three months ended March 31, 2006 to $258,000 for the three months ended March 31, 2007. The increase is the result of price increases in maintenance contracts for computer hardware and additional software.

Audit and examinations expense increased from $57,000 for the three months ended March 31, 2006 to $214,000 for the three months ended March 31, 2007. The increase is the result of $60,000 in additional accruals for independent audits and regulatory examinations as well as $97,000 in expenses incurred for audit testing.

Other tax expense increased 24.8% to $156,000 for the three months ended March 31, 2007 from $125,000 for the three months ended March 31, 2006. The increase was the result of the Bank’s franchise tax, which is paid to the state in lieu of an income tax and is based on the Bank’s equity capital. The Bank’s equity capital increase is primarily the result of the common stock offering in July 2006.

Other expense increased 2.3% or $21,000 to $934,000 for the three months ended March 31, 2007 from $913,000 for the three months ended March 31, 2006. The increase resulted from small increases in various expense categories, including advertising, office supplies, courier services and entertainment, due to the Company’s growth.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2007 was $5.7 million compared to $5.4 million at March 31, 2006. The allowance for loan losses was 0.98% of total loans outstanding at March 31, 2007 and March 31, 2006. The provision for loan losses was $152,000 for each of the three months ended March 31, 2007. The provision was $250,000 for the three months ended March 31, 2006. For the three months ended March 31, 2007, net loan charge-offs totaled $6,000, compared to $23,000 for the same period in 2006. Total loans past due 90 days or more at March 31, 2007 were approximately $22,000. There were no non-performing loans at March 31, 2007 compared to $11,000 at March 31, 2006. At March 31, 2007, total loans greater than 30 days past due totaled $1.7 million. It is anticipated that approximately $500,000 of those loan balances could be placed on non-accrual status during the second quarter of 2007. However, at this time, no loss is expected from the past due loans. Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at March 31, 2007. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at March 31, 2007 and December 31, 2006 was $79.3 million and $77.9 million, respectively. Total common shares outstanding at March 31, 2007 were 4,505,605.

At March 31, 2007, the Company’s tier 1 and total risk-based capital ratios were 12.7% and 13.6%, respectively, compared to 12.8% and 13.7% at December 31, 2006. The Company’s leverage ratio was 10.4% at March 31, 2007 compared to 10.3% at December 31, 2006. The leverage ratio is a measure of the relationship between the Company’s tier 1 capital and total average assets. The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the

Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, short-term investments, securities classified as available for sale and loans and securities maturing within one year. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

The Company has relied on wholesale funding and issued trust preferred securities to support its growth in the past. The Company will continue to evaluate funding alternatives as necessary to support future growth.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Company maintains federal funds lines with large regional and money-center banking institutions. These available lines totaled $8.0 million, none of which were outstanding at March 31, 2007. Federal funds purchased during the first three months of 2007 averaged $519,000 compared to an average of $942,000 during the same period in 2006. At March 31, 2007 and December 31, 2006, the Company had $39.9 million and $38.5 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $229.5 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Company utilized the credit line for both overnight and long-term funding throughout the first three months of 2007. Short-term and long-term advances averaged $36.4 million and $41.8 million, respectively, for the three months ended March 31, 2007.

At March 31, 2007, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 27.5% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit decreased $1.2 million to $102.1 million at March 31, 2007 compared to $103.3 million at December 31, 2006. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows. Standby letters of credit were $4.0 million at March 31, 2007. This amount is a decrease from $4.1 million at December 31, 2006.

Contractual obligations decreased $5.2 million to $48.7 million at March 31, 2007 compared to $53.9 million at December 31, 2006. This change results from maturities on certain long-term debt obligations and decreases in operating lease obligations. Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the 2006 Form 10-K.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	the ability to continue to attract low cost core deposits to fund asset growth;
•	the successful management of interest rate risk;
•	changes in general economic and business conditions in the Company’s market area;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	maintaining cost controls and asset qualities as the Company opens or acquires new branches;
•	changes in interest rates and interest rate policies;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	demand, development and acceptance of new products and services;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	changing trends in customer profiles and behavior;
•	maintaining capital levels adequate to support the Company’s growth;
•	changes in banking and other laws and regulations applicable to the Company; and
•	problems with technology utilized by the Company.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings. ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk. In January 2007, the Company changed its ALCO simulation service provider. The simulation model was run with the Company’s January 31, 2007 data. As a result of the change in ALCO simulation service providers, there were some changes to the assumptions used in creating the model, which included the use of prepayment assumptions related to commercial real estate loans, more aggressive prepayment assumptions related to residential real estate loans and more timely and aggressive pricing assumptions related to time deposits. The change in assumptions produced results that varied from the results of the simulation for the period ended December 31, 2006. The Company is currently assessing the changes in assumptions as compared to actual results and will continue to do so as it builds historical data with new ALCO simulation service provider.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following reflects the range of the Company’s net interest income sensitivity analysis during the three months ended March 31, 2007 and the year ended December 31, 2006.

For the Three Months Ended March 31, 2007
Rate Change	Estimated Net Interest Income Sensitivity

High	Low	Average
+ 200 bp	(1.55%)	(1.55%)	(1.55%)
- 200 bp	(1.38%)	(1.38%)	(1.38%)

For the Year Ended December 31, 2006
Rate Change	Estimated Net Interest Income Sensitivity

High	Low	Average
+ 200 bp	(2.77%)	(1.17%)	(2.09%)
- 200 bp	3.61%	0.58%	2.25%

At March 31, 2007, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 1.55% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could decrease by 1.38% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2006, the Company’s balance sheet has grown by $15.5 million. Increased borrowings from the Federal Home Loan Bank have provided the funding for the growth in the loan portfolio. The Company’s interest rate profile is liability sensitive bias for the next 12 months. Based upon a March 31, 2007 simulation, the Company could expect an average negative impact to net interest income of $424,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $377,000 over the next 12 months.

The Company maintains an interest rate risk management strategy that has used derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company’s specific goal is to lower (where possible) the cost of its borrowed funds.

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

Item 1A. Risk Factors

As of May 10, 2007, there were no material changes to the risk factors previously disclosed in the 2006 Form 10K.

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

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2007	/s/ Joseph L. Boling
Joseph L. Boling
Chairman of the Board
& Chief Executive Officer

Date: May 10, 2007	/s/ Kathleen J. Chappell
Kathleen J. Chappell

Senior Vice President

& Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350