Form 10-Q
period 2007-06-30
MIDDLEBURG FINANCIAL CORP
filed 2007-08-09
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 4,506,317 shares of Common Stock as of August 9, 2007

MIDDLEBURG FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$ 16,028	$ 18,392
Interest-bearing deposits in banks	48	164
Federal funds sold	3,000	--
Securities (fair value: June 30, 2007,
$128,464, December 31, 2006, $135,443)	128,460	135,435
Loans, net of allowance for loan losses of $6,110,
June 30, 2007 ;and $5,582, December 31, 2006	618,237	564,750
Premises and equipment, net	19,156	18,429
Accrued interest receivable and other assets	37,347	35,135

Total assets	$ 822,276	$ 772,305

Liabilities and Shareholders' Equity
Liabilities
Deposits
Non-interest bearing demand deposits	$ 121,799	$ 128,300
Savings and interest bearing demand deposits	235,993	250,748
Time deposits	203,113	191,551
Total deposits	$ 560,905	$ 570,599

Securities sold under agreements to repurchase	39,261	38,474
Federal Home Loan Bank advances	97,400	34,000
Long-term debt	35,000	40,000
Trust preferred capital notes	5,155	5,155
Accrued interest payable and other liabilities	5,921	6,179
Total liabilities	$ 743,642	$ 694,407

Shareholders' Equity
Common stock, par value $2.50 per
share, authorized 20,000,000 shares;
issued and outstanding at June 30, 2007 - 4,505,605
issued and outstanding at December 31, 2006 – 4,505,605	$ 11,264	$ 11,264
Capital surplus	23,532	23,503
Retained earnings	46,438	44,139
Accumulated other comprehensive loss, net	(2,600)	(1,008)
Total shareholders' equity	$ 78,634	$ 77,898

Total liabilities and shareholders' equity	$ 822,276	$ 772,305

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited		Unaudited
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Interest and Dividend Income
Interest and fees on loans	$ 20,575	$ 18,374	$ 10,592	$ 9,508
Interest on investment securities
Taxable	1	1	--	--
Nontaxable	29	46	15	24
Interest on securities available for sale
Taxable	2,136	2,643	1,010	1,314
Nontaxable	936	696	464	346
Dividends	208	174	111	99
Interest on deposits in banks and federal funds sold	120	21	60	11
Total interest and dividend income	$ 24,005	$ 21,955	$ 12,252	$ 11,302
Interest Expense
Interest on deposits	$ 7,023	$ 5,166	$ 3,505	$ 2,641
Interest on securities sold under agreements to repurchase	949	729	443	406
Interest on short-term borrowings	1,470	1,024	1,036	681
Interest on long-term debt	978	1,708	492	857
Total interest expense	$ 10,420	$ 8,627	$ 5,476	$ 4,585
Net interest income	$ 13,585	$ 13,328	$ 6,776	$ 6,717
Provision for loan losses	559	363	407	113
Net interest income after provision
for loan losses	$ 13,026	$ 12,965	$ 6,369	$ 6,604
Other Income
Trust and investment advisory fee income	$ 2,235	$ 2,075	$ 1,130	$ 1,004
Service charges on deposit accounts	982	910	516	474
Net gains on securities available for sale	--	1	--	1
Commissions on investment sales	270	360	143	167
Equity in earnings of affiliate	305	431	253	328
Bank-owned life insurance	220	213	111	109
Other service charges, commissions and fees	343	313	173	153
Other operating income	54	40	26	16
Total other income	$ 4,409	$ 4,343	$ 2,352	$ 2,252
Other Expense
Salaries and employees’ benefits	$ 6,906	$ 6,824	$ 3,566	$ 3,347
Net occupancy and equipment expense	1,618	1,531	801	790
Other taxes	315	250	159	125
Computer operations	546	468	288	235
Other operating expenses	2,473	2,342	1,325	1,372
Total other expense	$ 11,858	$ 11,415	$ 6,139	$ 5,869

Income before income taxes	$ 5,577	$ 5,893	$ 2,582	$ 2,987
Income taxes	1,566	1,743	717	885
Net income	$ 4,011	$ 4,150	$ 1,865	$ 2,102

Net income per share, basic	$ 0.89	$ 1.09	$ 0.41	$ 0.55
Net income per share, diluted	$ 0.87	$ 1.06	$ 0.41	$ 0.54
Dividends per share	$ 0.38	$ 0.38	$ 0.19	$ 0.19

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2007 and 2006

(In Thousands, Except Share Data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balances - December 31, 2005	$ 9,515	$ 5,431	$ 39,281	$ (751)		$ 53,476
Comprehensive Income
Net income			4,150		$ 4,150	4,150
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $773)					(1,500)
Reclassification adjustment for losses
realized in net income (net of tax, $0)					(1)
Change in fair value of derivatives for interest
rate swap (net of tax, $17)					(33)
Other comprehensive loss (net of tax, $790)				(1,534)	$ (1,534)	(1,534)
Total comprehensive income					$ 2,616
Cash dividends declared			(1,447)			(1,447)
Issuance of common stock (3,000 shares)	8	28				36
Balances – June 30, 2006	$ 9,523	$ 5,459	$ 41,984	$ (2,285)		$ 54,681
Balances - December 31, 2006	$ 11,264	$ 23,503	$ 44,139	$ (1,008)		$ 77,898
Comprehensive Income
Net income			4,011		$ 4,011	4,011
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $821)					(1,592)
Other comprehensive loss (net of tax, $821)				(1,592)	$ (1,592)	(1,592)
Total comprehensive income					$ 2,419
Cash dividends declared			(1,712)			(1,712)
Share-based compensation		29				29
Balances – June 30, 2007	$ 11,264	$ 23,532	$ 46,438	$ (2,600)		$ 78,634

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 4,011	$ 4,150
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	559	363
Depreciation and amortization	877	913
Equity in (undistributed) distributions in excess of earnings of affiliate	(199)	201
Net (gains) on securities available for sale	--	(1)
Net loss on disposal of premises and equipment	20	6
Premium amortization on securities, net	8	33
Share-based compensation	29	--
(Increase) in other assets	(1,472)	(790)
(Decrease) in other liabilities	(258)	(173)
Net cash provided by operating activities	$ 3,575	$ 4,702
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal pay downs and calls on investment securities	$ 231	$ 159
Proceeds from maturity, principal pay downs and
calls of securities available for sale	16,412	9,383
Proceeds from sale of securities available for sale	12,383	5,925
Purchase of securities available for sale	(24,472)	(14,092)
Net (increase) in loans	(54,046)	(31,677)
Purchase of premises and equipment	(1,347)	(358)
Proceeds from sale of premises and equipment	3	--
Net cash (used in) investing activities	$ (50,836)	$ (30,660)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in non-interest bearing and interest
bearing demand deposits and savings accounts	$ (21,256)	$ (6,010)
Net increase in certificates of deposits	11,562	16,146
Proceeds from Federal Home Loan Bank advances	319,300	205,275
Payment on Federal Home Loan Bank advances	(255,900)	(185,375)
Payment on long-term debt	(5,000)	(2,500)
Cash dividends paid	(1,712)	(1,447)
Issuance of common stock	--	36
Increase in securities sold under agreements to repurchase	787	2,622
Net cash provided by financing activities	$ 47,781	$ 28,747
Increase in cash and cash equivalents	$ 520	$ 2,789
CASH AND CASH EQUIVALENTS
Beginning	18,556	15,625
Ending	$ 19,076	$ 18,414
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 10,566	$ 8,552
Income taxes	2,085	1,955
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	(2,413)	(2,274)
Change in fair value of interest rate swap	--	(50)

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2007, the results of operations for the three months and the six months ended June 30, 2007 and 2006 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2007 and 2006, in accordance with accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) of Middleburg Financial Corporation (the “Company”). The results of operations for the three month and the six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Stock–Based Compensation Plan

As of June 30, 2007, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units. The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan. Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company. The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company granted 7,948 stock awards (non-vested shares) in March 2007. The shares are split equally between service condition awards and performance condition awards. The requisite service period for the awards is three years. For the six months ended June 30, 2007, the Company recorded $29,000 in compensation expense related to these grants. The Company did not grant any awards during the three months ended June 30, 2007.

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

The following table summarizes options outstanding under the 1997 Stock Incentive Plan at the end of the reportable periods. The weighted average remaining contractual term for options outstanding and exercisable at June 30, 2007 was 4.1 years.

	June 30, 2007			December 31, 2006
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
Outstanding at beginning of year	186,880	$ 18.52	$ 3,452,000	211,105	$ 17.74
Granted	--	--		--	--
Exercised	--	--		(23,000)	11.75
Forfeited	(500)	37.00		(1,225)	12.38
Outstanding at end of period	186,380	$ 18.47	$ 2,615,000	186,880	$ 18.52	$3,451,674
Exercisable at end of period	186,380	$ 18.47	$ 2,615,000	186,880	$ 18.52	$3,451,674

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

June 30, 2007
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning of year	--	$ --
Granted	7,948	32.30
Vested	--	--
Forfeited	(932)	32.30
Non-vested at end of period	7,016	$ 32.30	$ 230,125

The weighted average remaining contractual term for non-vested grants at June 30, 2007 was 2.8 years. The weighted average grant-date fair value of restricted stock awarded during the six months ended June 30, 2007 was $32.30. As of June 30, 2007, there was $198,000 of total unrecognized compensation expense related to the non-vested awards under the 2006 Equity Compensation Plan.

Note 3.	Securities

Amortized costs and fair values of securities being held to maturity at June 30, 2007 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
(In Thousands)
Obligations of states and
political subdivisions	$ 999	$ 4	$ -	$ 1,003
Mortgage-backed securities	32	-	-	32
	$ 1,031	$ 4	$ -	$ 1,035

Amortized costs and fair values of securities available for sale at June 30, 2007 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 494	$ -	$ (13)	$ 481
Obligations of states and
political subdivisions	43,196	523	(465)	43,254
Mortgage-backed securities	70,685	17	(3,310)	67,392
Corporate preferred stock	78	-	(2)	76
Restricted stock	8,468	-	-	8,468
Other	7,601	160	(3)	7,758
	$ 130,522	$ 700	$ (3,793)	$ 127,429

At June 30, 2007, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 19	$ (1)	$ 462	$ (12)
Obligations of states
and political subdivisions	16,168	(439)	1,114	(26)
Mortgage-backed
securities	14,687	(202)	47,622	(3,108)
Corporate preferred stock	- -	- -	76	(2)
Other	- -	- -	47	(3)
Total temporarily
impaired securities	$ 30,874	$ (642)	$ 49,321	$ (3,151)

The unrealized losses in the portfolio as of June 30, 2007 are considered temporary and are a result of the current interest rate environment and not increased credit risk. Of the temporarily impaired securities, 84 are investment grade and one is non-rated. The federal agency mortgage-backed securities have the largest temporary impairment but are issued by government sponsored enterprises (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation). The non-rated security is a corporate trust preferred security that has a par value at maturity of $77,000. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability and intent to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Note 4.	Loan Portfolio

The consolidated loan portfolio was composed of the following:

	June 30,	December 31,
	2007	2006
	(In Thousands)

Commercial, financial and agricultural	$ 40,964	$ 37,501
Real estate construction	88,740	69,033
Real estate mortgage	474,446	447,716
Consumer installment	19,333	15,253
Total loans	623,483	569,503
Add: Deferred loan costs	864	829
Less: Allowance for loan losses	6,110	5,582
Net loans	$ 618,237	$ 564,750

The Company had $1.3 million in non-performing assets (non-accrued loans) at June 30, 2007.

Note 5.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	June 30,	December 31,
	2007	2006
	(In Thousands)
Balance at January 1	$ 5,582	$ 5,143
Provision charged to operating expense	559	499
Recoveries added to the allowance	33	52
Loan losses charged to the allowance	(64)	(112)
Balance at the end of the period	$ 6,110	$ 5,582

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Six Months Ended				Three Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
		Per share		Per share		Per share		Per share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Basic EPS	4,505,605	$ 0.89	3,808,420	$ 1.09	4,505,605	$ 0.41	3,809,053	$ 0.55

Effect of dilutive
securities:
stock options	83,855		93,662		82,864		90,145
Diluted EPS	4,589,460	$ 0.87	3,902,082	$ 1.06	4,588,469	$ 0.41	3,899,198	$ 0.54

Note 7.	Segment Reporting

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

The following table presents segment information for the six months ended June 30, 2007 and 2006, respectively.

	For the Six Months Ended				For the Six Months Ended
	June 30, 2007				June 30, 2006

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 23,991	$ 29	$ (15)	$ 24,005	$ 21,940	$ 34	$ (19)	$ 21,955
Trust and investment advisory
fee income	-	2,280	(45)	2,235	-	2,124	(49)	2,075
Other income	2,195		(21)	2,174	2,288	1	(21)	2,268

Total operating income	26,186	2,309	(81)	28,414	24,228	2,159	(89)	26,298

Expenses:
Interest expense	10,435	-	(15)	10,420	8,646	-	(19)	8,627
Salaries and employee benefits	5,773	1,133	-	6,906	5,710	1,114	-	6,824
Provision for loan losses	559	-	-	559	363	-	-	363
Other expense	4,284	734	(66)	4,952	4,022	639	(70)	4,591

Total operating expenses	21,051	1,867	(81)	22,837	18,741	1,753	(89)	20,405

Income before income taxes	5,135	442	-	5,577	5,487	406	-	5,893
Provision for income taxes	1,380	186	-	1,566	1,569	174	-	1,743

Net income	$ 3,755	$ 256	$ -	$ 4,011	$ 3,918	$ 232	$ -	$ 4,150

Total assets	$ 817,176	$ 6,970	$ (1,870)	$ 822,276	$ 765,331	$ 7,069	$ (1,376)	$ 771,024
Capital expenditures	$ 1,347	$ -	$ -	$ 1,347	$ 320	$ 38	$ -	$ 358

The following table presents segment information for the three months ended June 30, 2007 and 2006, respectively.

	For the Three Months Ended				For the Three Months Ended
	June 30, 2007				June 30, 2006

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 12,246	$ 15	$ (9)	$ 12,252	$ 11,295	$ 18	$ (11)	$ 11,302
Trust and investment advisory
fee income	-	1,152	(22)	1,130	-	1,028	(24)	1,004
Other income	1,233	-	(11)	1,222	1,259	-	(11)	1,248

Total operating income	13,479	1,167	(42)	14,604	12,554	1,046	(46)	13,554

Expenses:
Interest expense	5,485	-	(9)	5,476	4,596	-	(11)	4,585
Salaries and employee benefits	3,008	558	-	3,566	2,796	551	-	3,347
Provision for loan losses	407	-	-	407	113	-	-	113
Other expense	2,241	365	(33)	2,573	2,234	323	(35)	2,522

Total operating expenses	11,141	923	(42)	12,022	9,739	874	(46)	10,567

Income before income taxes	2,338	244	-	2,582	2,815	172	-	2,987
Provision for income taxes	616	101	-	717	809	76	-	885

Net income	$ 1,722	$ 143	$ -	$ 1,865	$ 2,006	$ 96	$ -	$ 2,102

Total assets	$ 817,176	$ 6,970	$ (1,870)	$ 822,276	$ 765,331	$ 7,069	$ (1,376)	$ 771,024
Capital expenditures	$ 589	$ -	$ -	$ 589	$ 77	$ 23	$ -	$ 100

Note 8.	Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Pension Benefits
	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)

Service cost	$ 371	$ 337	$ 185	$ 168
Interest cost	151	120	76	60
Expected return on plan assets	(198)	(184)	(99)	(92)
Amortization of net obligation
at transition	(2)	(2)	(1)	(1)
Amortization of net loss	14	13	7	7
Net periodic benefit cost	$ 336	$ 284	$ 168	$ 142

The Company previously disclosed in the 2006 Form 10-K that it expected to contribute $499,000 to its pension plan in 2007. As of June 30, 2007, no contributions have been made. The Company plans to make all required contributions for 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS No. 159 may have on its consolidated financial statements.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at June 30, 2007 and results of operations of the Company for the three months and the six months ended June 30, 2007 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2006 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Middleburg Investment Group’s subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, generate fee income by providing investment management and trust services to their clients. Investment management and trust fees are generally based upon the value of assets under administration and, therefore, can be significantly affected by fluctuation in the values of securities caused by changes in the capital markets.

Net income for the six months ended June 30, 2007 decreased to $4.0 million from $4.2 million for the six months ended June 30, 2006. Annualized returns on average assets and equity for the six months ended June 30, 2007 were 1.0% and 10.1%, respectively, compared to 1.1% and 15.2% for the same period in 2006. The Company’s continued focus on loan growth resulted in an increase in interest income. Interest and fees on loans increased 12.0% for the six months ended June 30, 2007 to $20.6 million, compared to $18.4 million for the same period in 2006. Core operations have been impacted by increased funding costs. Total interest expense was $10.4 million for the six months ended June 30, 2007, compared to $8.6 million for the six months ended June 30, 2006. Trust and investment advisory fees increased 7.7% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Total other expense was $11.9 million for the six months ended June 30, 2007 compared to $11.4 million for the same period in 2006.

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

Intangibles and Goodwill

The Company had approximately $5.4 million in intangible assets and goodwill at June 30, 2007, a decrease of $169,000 since December 31, 2006. On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years. The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $5.4 million in intangible assets and goodwill at June 30, 2007 was attributable to the Company’s investment in Middleburg Trust Company.

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

When the Company completes its ongoing review of the recoverability of intangible assets and goodwill, factors that are considered important to determining whether impairment might exist include loss of customers acquired or significant withdrawals of the assets currently under management and/or early retirement or termination of key members of management. Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations.

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company increased to $822.3 million at June 30, 2007, compared to $772.3 million at December 31, 2006, representing an increase of $50.0 million or 6.5%. Total average assets increased 4.8% from $753.8 million for the six months ended June 30, 2006 to $790.1 million for the same period in 2007. Total liabilities were $743.6 million at June 30, 2007, compared to $694.4 million at December 31, 2006. Total average liabilities increased $11.9 million or 1.7% to $710.6 million for the six months ended June 30, 2007, compared to the same period in 2006. Average shareholders’ equity increased 44.3% or $24.4 million over the same periods. The increase in average shareholders’ equity was the result of the underwritten common stock offering in July 2006, which resulted in net proceeds of $19.5 million.

Loans

Total loans at June 30, 2007 were $623.5 million, an increase of $54.0 million from the December 31, 2006 amount of $569.5 million. The Company continues to see increases in real estate construction loans, which were $88.7 million at June 30, 2007 or 14.2% of total loans. Real estate mortgage loans were $474.4 million at June 30, 2007, or 76.1% of total loans, compared to the December 31, 2006 amount of $447.7 million. A solid local economy and referrals arising from the success of the business model have contributed to the loan growth experienced. Net charge-offs were $31,000 for the six months ended June 30, 2007. The provision for loan losses for the six months ended June 30, 2007 was $559,000 compared to $363,000 for the same period in 2006. The increase in the provision is the result of the increase in total loans for the six months ended June 30, 2007 of 9.5%, compared to an increase of 6.0% for the six months ended June 30, 2006. The allowance for loan losses was $6.1 million or 0.98% of total loans outstanding at June 30, 2007.

Securities

Securities decreased to $128.5 million at June 30, 2007 compared to $135.4 million at December 31, 2006. The decrease is primarily due to pay-downs, calls and maturities of $16.6 million since December 31, 2006. The Company has used some the proceeds to fund higher yielding loan assets while also maintaining the securities portfolio at an amount relatively comparable to the December 31, 2006 amount. At June 30, 2007, the tax equivalent yield on the investment portfolio was 5.8%.

Premises and Equipment

Premises and equipment increased $727,000 from $18.4 million at December 31, 2006 to $19.2 million at June 30, 2007. The increase is due to various improvements in several of the Company’s financial service centers.

Other Assets

The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $12.7 million, and the Bank’s investment in Southern Trust Mortgage, in the amount of $9.7 million, at June 30, 2007. In May 2007, the Company purchased an additional $485,000 BOLI policy. Goodwill and identified intangibles of $5.4 million related to the acquisitions of Middleburg Trust Company and Middleburg Investment Advisors are also included in other assets as of June 30, 2007.

Deposits

Although deposits decreased $9.7 million to $560.9 million at June 30, 2007 from $570.6 million at December 31, 2006, average deposits for the six months ended June 30, 2007 increased 3.6% or $19.6 million compared to average deposits for the six months ended June 30, 2006. Average interest bearing demand deposits were $147.4 million for the six months ended June 30, 2007 compared to $145.9 million for the six months ended June 30, 2006. Average interest bearing deposits were $448.8 million for the three months ended June 30, 2007 compared to $410.5 million for the three months ended June 30, 2006.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $34.3 million at June 30, 2007, compared to $30.7 million at December 31, 2006, and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet. Excluding the Tredegar Institutional Select product, savings and interest bearing demand deposits decreased by $17.5 million from December 31, 2006 to June 30, 2007.

Time deposits increased $11.5 million from December 31, 2006 to $203.1 million at June 30, 2007. Time deposits included brokered certificates of deposit of $49.9 million with maturities ranging from one to four years. In May 2006, the Company returned to the brokered certificate of deposit market as an alternative to long-term borrowings. The new issuances, totaling $13.8 million, have maturity dates ranging from 6 to 10 months. Securities sold under agreements to repurchase (“Repo Accounts”) increased $787,000 from $38.5 million at December 31, 2006 to $39.3 million at June 30, 2007. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and all Tredegar Institutional Select accounts maintained by business clients.

Borrowings

Cash flow from the securities portfolio and additional Federal Home Loan Bank (“FHLB”) borrowings funded the Company’s asset growth experienced during the six months ended June 30, 2007. FHLB overnight advances were $47.4 million at June 30, 2007 compared to $34.0 million at December 31, 2006. The Company also had short-term advances with FHLB of $50.0 million that mature in less than one year at a lower cost than overnight advances. FHLB long-term advances decreased to $35.0 million at June 30, 2007 from $40.0 million at December 31, 2006.

Capital

Shareholders’ equity was $78.6 million at June 30, 2007. This amount represents an increase of $736,000 from the December 31, 2006 amount of $77.9 million. The book value per common share was $17.45 at June 30, 2007 and $17.29 at December 31, 2006.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $13.6 million for the first six months of 2007 compared to $13.3 million for the same period in 2006, an increase of 2.3%. Net interest income for the three months ended June 30, 2007 totaled $6.8 million compared to $6.7 million for the same period in

2006. Total interest income increased 9.3% and total interest expense increased 20.8% when comparing the six months ended June 30, 2007 to the six months ended June 30, 2006. When comparing the three months ended June 30, 2007 to the three months ended June 30, 2006, total interest income increased 8.4% and total interest expense increased 19.4%. Total interest income for the three months ended June 30, 2007 was $12.3 million compared to $11.3 million for the three months ended June 30, 2006. The increase in total interest income is primarily the result of increases in interest and fees on loans. In particular, interest income from real estate loans increased $1.8 million for the six months ended June 30, 2007 when compared to the same period in 2006. Total interest expense was $5.5 million for the three months ended June 30, 2007 compared to $4.6 million for the same period in 2006. The increase in total interest expense is primarily the result of increases in interest on deposits. In particular, interest expense for time deposits increased $1.7 million for the six months ended June 30, 2007 when compared to the same period in 2006. Average earning assets increased $41.5 million to $740.7 million for the three months ended June 30, 2007 from $699.2 million for the three months ended June 30, 2006. Average earning assets were $726.8 million for the six months ended June 30, 2007, compared to $690.5 million for the six months ended June 30, 2006.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated. Non-accrual loans are included in the loan balances.

Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30,
		2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 90,632	$ 2,345	5.22%	$ 117,781	$ 2,818	4.82%
Tax-exempt (2) (3)	41,284	1,462	7.14%	30,678	1,124	7.39%
Total securities	$ 131,916	$ 3,807	5.82%	$ 148,459	$ 3,942	5.35%
Loans:
Taxable	$ 590,063	$ 20,574	7.03%	$ 541,039	$ 18,371	6.85%
Tax-exempt (2)	38	2	10.61%	98	4	8.23%
Total loans	$ 590,101	$ 20,576	7.03%	$ 541,137	$ 18,375	6.85%
Federal funds sold	4,042	101	5.04%	797	17	4.30%
Interest-bearing deposits in
other financial institutions	738	18	4.92%	150	4	5.38%
Total earning assets	$ 726,797	$ 24,502	6.80%	$ 690,543	$ 22,338	6.52%
Less: allowances for credit losses	(5,738)			(5,275)
Total nonearning assets	69,053			68,520
Total assets	$ 790,112			$ 753,788

Liabilities
Interest-bearing deposits:
Checking	$ 147,360	$ 1,787	2.45%	$ 145,935	$ 1,620	2.24%
Regular savings	51,766	480	1.87%	57,637	483	1.69%
Money market savings	57,315	309	1.09%	71,885	339	0.95%
Time deposits:
$100,000 and over	122,266	3,006	4.96%	79,525	1,627	4.13%
Under $100,000	69,828	1,440	4.16%	61,241	1,097	3.61%
Total interest-bearing deposits	$ 448,535	$ 7,022	3.16%	$ 416,223	$ 5,166	2.50%

Federal Home Loan Bank advances	$ 54,017	$ 1,455	5.43%	$ 39,624	$ 1,001	5.09%
Securities sold under agreements
to repurchase	42,814	949	4.47%	37,507	729	3.92%
Long-term debt	40,956	978	4.82%	70,493	1,708	4.89%
Federal Funds purchased	517	15	5.85%	918	23	5.05%
Total interest-bearing liabilities	$ 586,839	$ 10,419	3.58%	$ 564,765	$ 8,627	3.08%
Non-interest bearing liabilities:
Demand deposits	117,655			130,370
Other liabilities	6,122			3,570
Total liabilities	$ 710,616			$ 698,705
Shareholders’ equity	79,496			55,083
Total liabilities and shareholders’
equity	$ 790,112			$ 753,788

Net interest income		$ 14,083			$ 13,711

Interest rate spread			3.22%			3.44%
Interest expense as a percent of
average earning assets			2.89%			2.52%
Net interest margin			3.91%			4.00%

(1) All yields and rates have been annualized on a 365 day year.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30,
		2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 87,917	$ 1,122	5.12%	$ 116,889	$ 1,413	4.85%
Tax-exempt (2) (3)	41,385	725	7.03%	30,460	561	7.39%
Total securities	$ 129,302	$ 1,847	5.73%	$ 147,349	$ 1,974	5.37%
Loans:
Taxable	$ 606,661	$ 10,590	7.00%	$ 550,695	$ 9,506	6.92%
Tax-exempt (2)	56	2	14.32%	95	2	8.44%
Total loans	$ 606,717	$ 10,592	7.00%	$ 550,790	$ 9,508	6.92%
Federal funds sold	3,737	48	5.15%	862	9	4.19%
Interest-bearing deposits in
other financial institutions	906	12	5.31%	191	3	6.30%
Total earning assets	$ 740,662	$ 12,499	6.77%	$ 699,192	$ 11,494	6.59%
Less: allowances for credit losses	(5,866)			(5,387)
Total nonearning assets	69,582			68,750
Total assets	$ 804,378			$ 762,555

Liabilities
Interest-bearing deposits:
Checking	$ 148,602	$ 869	2.35%	$ 143,506	$ 807	2.26%
Regular savings	52,503	249	1.90%	55,776	229	1.65%
Money market savings	54,559	147	1.08%	69,603	166	0.96%
Time deposits:
$100,000 and over	116,406	1,424	4.91%	78,846	851	4.33%
Under $100,000	76,734	816	4.27%	62,780	588	3.76%
Total interest-bearing deposits	$ 448,804	$ 3,505	3.13%	$ 410,511	$ 2,641	2.58%

Federal Home Loan Bank advances	$ 71,424	$ 1,029	5.78%	$ 50,964	$ 668	5.26%
Securities sold under agreements
to repurchase	40,062	442	4.43%	39,506	406	4.12%
Long-term debt	40,155	492	4.91%	70,465	857	4.88%
Federal Funds purchased	515	7	5.45%	894	13	5.83%
Total interest-bearing liabilities	$ 600,960	$ 5,475	3.65%	$ 572,340	$ 4,585	3.21%
Non-interest bearing liabilities:
Demand deposits	117,810			131,481
Other liabilities	5,600			3,608
Total liabilities	$ 724,370			$ 707,429
Shareholders’ equity	80,008			55,125
Total liabilities and shareholders’
equity	$ 804,378			$ 762,554

Net interest income		$ 7,024			$ 6,909

Interest rate spread			3.12%			3.38%
Interest expense as a percent of
average earning assets			2.96%			2.63%
Net interest margin			3.80%			3.96%

(1) All yields and rates have been annualized on a 365 day year.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Interest income from loans increased $2.2 million to $20.6 million for the six months ended June 30, 2007 compared to $18.4 million for the same period in 2006. For the three months ended June 30, 2007, interest income from loans was $10.6 million compared to $9.5 million for the three months ended June 30, 2006. The increase in loan interest income results from the amount of loan growth experienced since June 30, 2006, as well as an increase in the yield on loans. The tax equivalent weighted average yield of loans increased eight basis points from 6.92% for the three months ended June 30, 2006 to 7.00% for the three months ended June 30, 2007. For the six months ended June 30, 2007, the tax equivalent weighted average yield of loans increased 18 basis points to 7.03% compared to 6.85% for the same period in 2006. The net increase in real estate construction loans, which are typically indexed to the prime lending rate, of $19.7 million during the first six months of 2007 helped mitigate the impact of lower interest rates on fixed rate loan products to the Company.

Interest income from the securities portfolio decreased by $151,000 to $3.4 million for the six month period ended June 30, 2007 from $3.6 million for the six month period ended June 30, 2006. For the three month period ended June 30, 2007, interest income from the securities portfolio decreased by $134,000 to $1.7 million compared to the same period in 2006. This is the result of the Company’s strategy of using the cash received from principal pay-downs, maturities and calls of securities during 2007 to fund loan growth instead of reinvesting in securities. For the six months ended June 30, 2007, the tax equivalent yield on securities was 5.82% compared to 5.35% for the same period in 2006. The tax equivalent yield on securities for the three months ended June 30, 2007 increased 36 basis points to 5.73% compared to 5.37% for the three months ended June 30, 2006. The increase in yield helped to offset the impact of the decrease in the size of the portfolio. For 2007, management plans to maintain the balance in the securities portfolio at or near current levels through reinvestment in securities with weighted average lives that typically do not exceed three years.

Interest expense on deposits increased $1.8 million to $7.0 million for the six months ended June 30, 2007, compared to $5.2 million for the same period in 2006. Although interest expense on deposits for the three months ended June 30, 2007, increased $864,000 or 32.7% compared to the same period in 2006, when compared to the three months ended March 31, 2007, interest expense decreased $13,000 or 0.3%. The decrease in the second quarter of 2007, compared to the first quarter of 2007, is the result of the decrease in the average balance of certificates of deposit of $100,000 or more, which typically have a higher cost. Competition for deposits continued to exert upward pressures on the cost of deposits as consumer preference shifted more to certificates of deposit, thus resulting in increased levels of interest expense in 2007, when compared to the same period in 2006. The mix of demand and savings deposits versus time deposits changed slightly to 63.8% in savings and demand deposits, versus 36.2% in time deposits at June 30, 2007. At June 30, 2006, the mix had been 70.6% in savings and demand deposits, versus 29.4% in time deposits. For the three months ended June 30, 2007, average deposits increased $24.6 million to $566.6 million, compared to the same period in 2006.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, increased $36,000 from the three months ended June 30, 2006 to $442,000 for the three months ended June 30, 2007. For the six months ended June 30, 2007, interest expense for securities sold under agreements to repurchase was $949,000 compared to $729,000 for the same period in 2006. Tredegar Institutional Select earns interest at a rate equal to approximately 90% of the Federal Home Loan Bank of Atlanta’s overnight rate. Interest expense related to borrowed funds decreased $284,000 from $2.7 million for the six months ended June 30, 2006 to $2.4 million for the six months ended June 30, 2007.

The net interest margin, on a tax equivalent basis, was 3.91% for the six months ended June 30, 2007 compared to 4.00% for the same period in 2006. For the three months ended June 30, 2007, the net interest margin, on a tax equivalent basis, was 3.80% compared to 3.96% for the same period in 2006. The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2007 and 2006 is 34.0%. The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
GAAP measures:
Interest Income – Loans	$ 20,575	$ 18,374	$ 10,592	$ 9,508
Interest Income - Investments & Other	3,430	3,581	1,660	1,794
Interest Expense – Deposits	7,023	5,166	3,505	2,641
Interest Expense - Other Borrowings	3,397	3,461	1,971	1,944
Total Net Interest Income	$ 13,585	$ 13,328	$ 6,776	$ 6,717
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Loans	$ 1	$ 1	$ --	$ --
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	497	382	248	192
Total Tax Benefit Realized on Non-Taxable Interest Income	$ 498	$ 383	$ 248	$ 192

Total Tax Equivalent Net Interest Income	$ 14,083	$ 13,711	$ 7,024	$ 6,909

The decline in tax equivalent net interest margin was attributed to the flat yield curve and intense competition for loans and deposits in the Company’s markets. The Company’s total average earning assets increased $36.3 million when comparing the six months ended June 30, 2006 to the six months ended June 30, 2007, while the yield on average earnings assets increased by 28 basis points when comparing the same periods. The lack of growth in overall deposits and a shift in the composition of the Company’s deposits resulted in an overall negative impact to the net interest margin. Average balances in interest checking, regular savings and money market accounts decreased by $13.2 million when comparing the three months ended June 30, 2007 to the same period in 2006. The weighted average cost of these accounts for the three months ended June 30, 2007 and 2006 was 1.98% and 1.79%, respectively. Conversely, the average balance of certificates of deposits increased $51.5 million when comparing the three months ended June 30, 2006 to the three months ended June 30, 2007. The weighted average cost of the Company’s certificates of deposits increased 57 basis points to 4.65% for the three months ended June 30, 2007.

Other Income

Other income includes, among other items, fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company and Middleburg Investment Advisors. Other income also includes income from the Company’s 41.8% ownership interest in Southern Trust Mortgage, LLC. Other income increased 4.4% to $2.4 million for three months ended June 30, 2007 compared to the same period in 2006. For six months ended June 30, 2007, other income increased 1.5% to $4.4 million, compared to the same period in 2006.

Commissions and fees from trust and investment advisory activities increased 12.6% to $1.1 million for the three month period ended June 30, 2007 compared to $1.0 million for the same period in

2006. For the six month period ended June 30, 2007, commissions and fees from trust and investment advisory activities increased 7.7% or $160,000 to $2.2 million compared to $2.1 million for the same period in 2006. Consolidated investment advisory fees provided by Middleburg Investment Advisors totaled $1.1 million for each of the six months ended June 30, 2007 and 2006. At June 30, 2007, assets under administration at Middleburg Investment Advisors had increased $1.7 million from $563.7 million at June 30, 2006 to $565.4 million. Consolidated fiduciary fees for services, provided by Middleburg Trust Company, increased 12.0% to $1.1 million for the six months ended June 30, 2007 from $981,000 for the six months ended June 30, 2006. At June 30, 2007, Middleburg Trust Company managed $607.4 million in assets, including intercompany assets of $96.1 million, an increase of 0.1% or $900,000 from assets under administration of $606.5 million, including intercompany assets of $117.2 million, at June 30, 2006. Fiduciary fees are based upon the market value of the accounts under administration.

Service charges on deposits increased 7.9% to $982,000 for the six months ended June 30, 2007, compared to $910,000 for the same period in 2006. In particular, ATM and Visa check card fees and overdraft fees increased approximately $22,000 and $45,000, respectively, for the six months ended June 30, 2007 when compared to the same period in 2006. For the three months ended June 30, 2007, service charges on deposits increased 8.9% to $516,000 compared to the same period in 2006. Other service charges, commissions and fees, which include certain loan fees and other retail banking fees, increased $30,000 or 9.6% to $343,000 for the six months ended June 30, 2007 when compared to the same period in 2006. Loan processing fees, which are included in other service charges, increased $28,000 for the six months ended June 30, 2007 compared to the same period in 2006. The increase in loan processing fees is the result of the increase in the loan portfolio.

Commissions on investment sales decreased 25.0% to $270,000 for the six months ended June 30, 2007, compared to $360,000 for the six months ended June 30, 2006. For the three months ended June 30, 2007, commissions on investment sales decreased 14.4% to $143,000 compared to the three months ended June 30, 2006. With the hiring of an additional financial consultant in the second quarter of 2007, the Company currently has three financial consultants who are available to each of the Company’s facilities.

Equity in earnings from affiliate, which reflects the 41.8% ownership interest in Southern Trust Mortgage, comprised 6.9% of total other income for the six months ended June 30, 2007 compared to 9.9% for the six months ended June 30, 2006. Southern Trust Mortgage closed $459.1 million in loans the first six months of 2007 with 54.9% of its production attributable to purchase money financings. For the same period in 2006, Southern Trust Mortgage closed $442.5 million in loans with 61.2% of its production attributable to purchase money financings. Mortgage banking operations have been negatively impacted by slightly narrowed margins resulting from shifts in the mix of retail and wholesale loan volume and operational expenses such as sign-on bonuses and commission draws related to hiring two large volume producers in the Virginia market.

In addition to equity earnings from Southern Trust Mortgage, the Bank also receives rental and data processing fees and interest on the outstanding balance of loan participations with Southern Trust Mortgage. These amounts are included in other operating income. For the six month periods ended June 30, 2007 and 2006, the rental and data processing income earned from Southern Trust Mortgage was $42,000 and $15,000, respectively.

Income earned from the Bank’s $12.7 million investment in Bank Owned Life Insurance (BOLI) contributed $220,000 to total other income for the six months ended June 30, 2007. The Company purchased $6.0 million of BOLI in the third quarter of 2004 and $4.8 million in the fourth quarter of 2004 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans. The Company purchased an additional BOLI policy in the amount of $485,000 in the second quarter of 2007.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead. Total other expense increased $270,000 from $5.9 million for the three months ended June 30, 2006 to $6.1 million for the three months ended June 30, 2007. For the six months ended June 30, 2007, total other expense increased to $11.9 million from $11.4 million for the six months ended June 30, 2006. However, when taken as a percentage of total average assets, other expense was unchanged at 1.5% of total average assets for each of the six months ended June 30, 2007 and 2006.

Salaries and employee benefits increased $82,000 or 1.2% when comparing the six months ended June 30, 2007 to the six months ended June 30, 2006. For the three months ended June 30, 2007, salaries and employee benefits increased $219,000 to $3.6 million.

Net occupancy expense increased by $87,000 or 5.7% from $1.5 million for the six months ended June 30, 2006 to $1.6 million for the six months ended June 30, 2007. For the three months ended June 30, 2007, net occupancy expense increased $11,000 or 1.4% to $801,000. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Computer operations expense increased from $468,000 for the six months ended June 30, 2006 to $546,000 for the six months ended June 30, 2007. The increase is related to the costs associated with and increased cost of computer related maintenance contracts.

Other tax expense increased 26.0% to $315,000 for the six months ended June 30, 2007 from $250,000 for the six months ended June 30, 2006. The increase was mainly the result of the Bank’s franchise tax, which is paid to the state in lieu of an income tax and is based on the Bank’s equity capital.

Other expense increased 5.6% or $131,000 to $2.5 million for the six months ended June 30, 2007 from $2.3 million for the six months ended June 30, 2006. The increase resulted from small increases in various expense categories, including audits and exam fees, legal fees and advisory service fees due to the Company’s growth.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2007 was $6.1 million compared to $5.5 million at June 30, 2006. The allowance for loan losses was 0.98% of total loans outstanding at each of June 30, 2007 and June 30, 2006. The provision for loan losses was $559,000 for the six months ended June 30, 2007. The provision was $363,000 for the six months ended June 30, 2006. The increase in the provision is the result of the increase in total loans for the six months ended June 30, 2007 of 9.5%, compared to the increase of 6.0% for the six months ended June 30, 2006. For the six months ended June 30, 2007, net loan charge-offs totaled $31,000, compared to net loan charge-offs of $53,000 for the same period in 2006. There were $23,000 in loans past due 90 days or more at June 30, 2007. Non-performing loans were $1.3 million at June 30, 2007, compared to $255,000 at June 30, 2006, and included two loans totaling $1 million, which were repaid in July 2007. Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at June 30, 2007. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at June 30, 2007 and December 31, 2006 was $78.6 million and $77.9 million, respectively. Total common shares outstanding at June 30, 2007 were 4,505,605.

At June 30, 2007, the Company’s tier 1 and total risk-based capital ratios were 12.2% and 13.2%, respectively, compared to 12.8% and 13.7% at December 31, 2006. The Company’s leverage ratio was 10.1% at June 30, 2007 compared to 10.3% at December 31, 2006. The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Company maintains federal funds lines with large regional and money-center banking institutions. These available lines totaled $8.0 million, none of which were outstanding at June 30, 2007. Federal funds purchased during the first six months of 2007 averaged $517,000 compared to an average of $918,000 during the same period in 2006. At June 30, 2007 and December 31, 2006, the Company had $39.3 million and $38.5 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $234.2 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Company utilized the credit line for overnight, short-term and long-term funding throughout the first six months of 2007. Overnight and long-term advances averaged $54.0 million and $35.8 million, respectively, for the six months ended June 30, 2007.

At June 30, 2007, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 26.1% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit decreased $7.7 million to $95.6 million at June 30, 2007 compared to $103.3 million at December 31, 2006. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows. Standby letters of credit were $3.9 million at June 30, 2007. This amount is a decrease from $4.1 million at December 31, 2006.

Contractual obligations decreased $5.4 million to $48.5 million at June 30, 2007 compared to $53.9 million at December 31, 2006. This change results from maturities on certain long-term debt obligations and decreases in operating lease obligations. Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the 2006 Form 10-K.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	the ability to continue to attract low cost core deposits to fund asset growth;
•	the successful management of interest rate risk;
•	changes in general economic and business conditions in the Company’s market area;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	changes in interest rates and interest rate policies;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	demand, development and acceptance of new products and services;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	changing trends in customer profiles and behavior;
•	maintaining cost controls and asset qualities as the Company opens or acquires new facilities;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	maintaining capital levels adequate to support the Company’s growth;
•	changes in banking and other laws and regulations applicable to the Company; and
•	problems with technology utilized by the Company.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk, though it should be noted that the assets under administration by Middleburg Trust Company are affected by equity price risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (“ALCO”) of the Bank. In this capacity, ALCO develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of the Company’s net interest income sensitivity analysis during the six months ended June 30, 2007 and the year ended December 31, 2006.

For the Six Months Ended June 30, 2007
Rate Change	Estimated Net Interest Income Sensitivity

High	Low	Average
+ 200 bp	(2.89%)	(1.55%)	(2.22%)
- 200 bp	1.58%	(1.38%)	0.10%

For the Year Ended December 31, 2006
Rate Change	Estimated Net Interest Income Sensitivity

High	Low	Average
+ 200 bp	(2.77%)	(1.17%)	(2.09%)
- 200 bp	3.61%	0.58%	2.25%

At June 30, 2007, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 2.9% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could increase by 1.6% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2006, the Company’s balance sheet has grown by $50.0 million. Increased deposits and increased borrowings from the Federal Home Loan Bank have provided the funding for the growth in the loan portfolio. The Company’s interest rate profile is liability sensitive bias for the next 12 months. The profile then shifts toward intermediate and long term asset sensitivity over a “one to two year” and “beyond two year” time frame, respectively. Based upon a June 30, 2007 simulation, the Company could expect an average negative impact to net interest income of $819,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Company could expect an average positive impact to net interest income of $450,000 over the next 12 months.

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

Item 1A.    Risk Factors

As of August 9, 2007, there were no material changes to the risk factors previously disclosed in the 2006 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 17, 2007 in Middleburg, Virginia. The shareholders elected 11 directors for terms of one year each, and ratified the appointment of the firm Yount, Hyde & Barbour, P.C. as independent auditors for the Company for the fiscal year ending December 31, 2007.

The votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD
Howard M. Armfield	3,752,198	97,509
Henry F. Atherton, III	3,829,965	19,742
Joseph L. Boling	3,765,582	84,125
Childs F. Burden	3,766,082	83,625
J. Lynn Cornwell, Jr.	3,764,681	85,026
John C. Lee, IV	3,758,819	90,888
Keith W. Meurlin	3,803,929	45,778
Janet A. Neuharth	3,799,829	49,878
Gary R. Shook	3,793,689	56,018
Millicent W. West	3,503,036	346,670
Edward T. Wright	3,828,266	21,441

The votes cast for, against or abstain for the ratification of the appointment of the firm Yount, Hyde & Barbour, P.C. as independent auditors for the Company for the fiscal year ending December 31, 2007 were as follows:

FOR	AGAINST	ABSTAIN
3,826,686	5,321	17,700

There were no other matters presented to the Company’s shareholders during the quarter ended June 30, 2007.

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

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2007	/s/ Joseph L. Boling
Joseph L. Boling
Chairman of the Board & Chief Executive Officer

Date: August 9, 2007	/s/ Kathleen J. Chappell
Kathleen J. Chappell
Senior Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350