Form 10-Q
period 2007-09-30
MIDDLEBURG FINANCIAL CORP
filed 2007-11-09
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 4,506,317 shares of Common Stock as of November 9, 2007

MIDDLEBURG FINANCIAL CORPORATION

INDEX

Part I.	Financial Information	Page No.

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Shareholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	31

Part II.	Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures	33

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$ 16,538	$ 18,392
Interest bearing deposits in banks	520	164
Federal funds sold	6,000	--
Securities (fair value: September 30, 2007,
$123,645, December 31, 2006, $135,443)	123,642	135,435
Loans, net of allowance for loan losses of $6,291,
September 30, 2007; and $5,582, December 31, 2006	636,545	564,750
Premises and equipment, net	19,646	18,429
Accrued interest receivable and other assets	37,049	35,135

Total assets	$ 839,940	$ 772,305

Liabilities and Shareholders' Equity
Liabilities
Deposits
Non-interest bearing demand deposits	$ 119,331	$ 128,300
Savings and interest bearing demand deposits	229,628	250,748
Time deposits	225,692	191,551
Total deposits	$ 574,651	$ 570,599

Securities sold under agreements to repurchase	42,034	38,474
Federal Home Loan Bank advances	50,500	34,000
Long-term debt	80,000	40,000
Trust preferred capital notes	5,155	5,155
Accrued interest payable and other liabilities	7,135	6,179
Total liabilities	$ 759,475	$ 694,407

Shareholders' Equity
Common stock, par value $2.50 per
share, authorized 20,000,000 shares;
issued and outstanding at September 30, 2007 - 4,506,317
issued and outstanding at December 31, 2006 – 4,505,605	$ 11,266	$ 11,264
Capital surplus	23,567	23,503
Retained earnings	47,470	44,139
Accumulated other comprehensive loss, net	(1,838)	(1,008)
Total shareholders' equity	$ 80,465	$ 77,898

Total liabilities and shareholders' equity	$ 839,940	$ 772,305

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited		Unaudited
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Interest and Dividend Income
Interest and fees on loans	$ 31,812	$ 28,217	$ 11,237	$ 9,843
Interest on investment securities
Taxable	2	1	1	--
Nontaxable	41	66	12	20
Interest on securities available for sale
Taxable	3,101	4,006	965	1,363
Nontaxable	1,428	1,055	492	359
Dividends	329	267	121	93
Interest on deposits in banks and federal funds sold	158	36	38	15
Total interest and dividend income	$ 36,871	$ 33,648	$ 12,866	$ 11,693
Interest Expense
Interest on deposits	$ 10,833	$ 8,320	$ 3,810	$ 3,154
Interest on securities sold under agreements to repurchase	1,374	1,119	425	390
Interest on short-term borrowings	2,434	1,488	964	464
Interest on long-term debt	1,850	2,607	872	899
Total interest expense	$ 16,491	$ 13,534	$ 6,071	$ 4,907
Net interest income	$ 20,380	$ 20,114	$ 6,795	$ 6,786
Provision for loan losses	838	418	279	55
Net interest income after provision
for loan losses	$ 19,542	$ 19,696	$ 6,516	$ 6,731
Other Income
Trust and investment advisory fee income	$ 3,307	$ 3,060	$ 1,072	$ 985
Service charges on deposit accounts	1,504	1,381	522	471
Net gains on securities available for sale	--	1	--	--
Commissions on investment sales	398	462	128	102
Equity in earnings of affiliate	473	789	168	358
Bank-owned life insurance	339	324	119	111
Other service charges, commissions and fees	464	452	121	140
Other operating income	90	87	36	46
Total other income	$ 6,575	$ 6,556	$ 2,166	$ 2,213
Other Expense
Salaries and employees’ benefits	$ 10,391	$ 10,195	$ 3,485	$ 3,371
Net occupancy and equipment expense	2,418	2,274	800	743
Other taxes	476	375	161	125
Advertising	390	399	193	151
Computer operations	809	725	263	257
Other operating expenses	3,451	3,036	1,175	942
Total other expense	$ 17,935	$ 17,004	$ 6,077	$ 5,589

Income before income taxes	$ 8,182	$ 9,248	$ 2,605	$ 3,355
Income taxes	2,283	2,762	717	1,019
Net income	$ 5,899	$ 6,486	$ 1,888	$ 2,336

Net income per share, basic	$ 1.31	$ 1.62	$ 0.42	$ 0.53
Net income per share, diluted	$ 1.29	$ 1.58	$ 0.41	$ 0.52
Dividends per share	$ 0.57	$ 0.57	$ 0.19	$ 0.19

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2007 and 2006

(In Thousands, Except Share Data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balances - December 31, 2005	$ 9,515	$ 5,431	$ 39,281	$ (751)		$ 53,476
Comprehensive Income
Net income			6,486		$ 6,486	6,486
Other comprehensive loss net of tax:
Unrealized holding gains arising during the
period (net of tax, $21)					41
Reclassification adjustment for losses
realized in net income (net of tax, $0)					(1)
Change in fair value of derivatives for interest
rate swap (net of tax, $44)					(85)
Other comprehensive loss (net of tax, $23)				(45)	$ (45)	(45)
Total comprehensive income					$ 6,441
Cash dividends declared			(2,303)			(2,303)
Issuance of common stock (699,552 shares)	1,749	18,236				19,985
Balances – September 30, 2006	$ 11,264	$ 23,667	$ 43,464	$ (796)		$ 77,599
Balances - December 31, 2006	$ 11,264	$ 23,503	$ 44,139	$ (1,008)		$ 77,898
Comprehensive Income
Net income			5,899		$ 5,899	5,899
Other comprehensive loss, unrealized holding losses
arising during the period (net of tax, $428)				(830)	(830)	(830)
Total comprehensive income					$ 5,069
Cash dividends declared			(2,568)			(2,568)
Equity compensation		43				43
Issuance of common stock (712 shares)	2	21				23
Balances – September 30, 2007	$ 11,266	$ 23,567	$ 47,470	$ (1,838)		$ 80,465

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 5,899	$ 6,486
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	838	418
Depreciation and amortization	1,319	1,349
Equity in (undistributed) distributions in excess of earnings of affiliate	(184)	32
Net (gains) on securities available for sale	--	(1)
Net loss on disposal of premises and equipment	30	24
Discount (accretion) and premium amortization on securities, net	(6)	14
Equity compensation	43	--
(Increase) in other assets	(1,720)	(1,443)
Increase in other liabilities	956	1,216
Net cash provided by operating activities	$ 7,175	$ 8,095
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal pay downs and calls on investment securities	$ 556	$ 159
Proceeds from maturity, principal pay downs and
calls of securities available for sale	21,988	14,359
Proceeds from sale of securities available for sale	14,561	8,702
Purchase of securities available for sale	(26,564)	(18,121)
Net (increase) in loans	(72,633)	(37,710)
Purchase of premises and equipment	(2,151)	(472)
Proceeds from sale of premises and equipment	3	--
Net cash (used in) investing activities	$ (64,240)	$ (33,083)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in non-interest bearing and interest
bearing demand deposits and savings accounts	$ (30,089)	$ (29,457)
Net increase in certificates of deposits	34,959	38,014
Increase (decrease) in securities sold under agreements to repurchase	2,742	(1,411)
Proceeds from Federal Home Loan Bank advances	370,804	251,675
Payment on Federal Home Loan Bank advances	(354,304)	(249,075)
Proceeds from long-term debt	55,000	--
Payment on long-term debt	(15,000)	(2,500)
Cash dividends paid	(2,568)	(2,171)
Issuance of common stock	23	19,985
Net cash provided by financing activities	$ 61,567	$ 25,060
Increase in cash and cash equivalents	$ 4,502	$ 72
CASH AND CASH EQUIVALENTS
Beginning	18,556	15,625
Ending	$ 23,058	$ 15,697
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 16,004	$ 12,438
Income taxes	3,101	3,432
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) on securities available for sale	(1,258)	(61)
Change in fair value of interest rate swap	--	(129)

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2007, the results of operations for the three months and the nine months ended September 30, 2007 and 2006 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2007 and 2006, in accordance with accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) of Middleburg Financial Corporation (the “Company”). The results of operations for the three month and the nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Stock–Based Compensation Plan

As of September 30, 2007, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units. The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan. Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company. The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company granted 7,948 stock awards (non-vested shares) in March 2007. The shares are split equally between service condition awards and performance condition awards. The requisite service period for the awards is three years. For the nine months ended September 30, 2007, the Company recorded $43,000 in compensation expense related to these grants. The Company did not grant any awards during the three months ended September 30, 2007.

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

The following table summarizes options outstanding under the 1997 Stock Incentive Plan at the end of the reportable periods. The weighted average remaining contractual term for options outstanding and exercisable at September 30, 2007 was 3.9 years.

	September 30, 2007			December 31, 2006
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
Outstanding at beginning of year	186,880	$ 18.52	$ 3,452,000	211,105	$ 17.74
Granted	--	--		--	--
Exercised	--	--		(23,000)	11.75
Forfeited	(500)	37.00		(1,225)	12.38
Outstanding at end of period	186,380	$ 18.47	$ 2,084,000	186,880	$ 18.52	$3,452,000
Exercisable at end of period	186,380	$ 18.47	$ 2,084,000	186,880	$ 18.52	$3,452,000

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

September 30, 2007
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning of year	--	$ --
Granted	7,948	32.30
Vested	--	--
Forfeited	(932)	32.30
Non-vested at end of period	7,016	$ 32.30	$ 208,024

The weighted average remaining contractual term for non-vested grants at September 30, 2007 was 2.3 years. The weighted average grant-date fair value of restricted stock awarded during the nine months ended September 30, 2007 was $32.30. As of September 30, 2007, there was $184,000 of total unrecognized compensation expense related to the non-vested awards under the 2006 Equity Compensation Plan.

Note 3.	Securities

Amortized costs and fair values of securities being held to maturity at September 30, 2007 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
(In Thousands)
Obligations of states and
political subdivisions	$ 674	$ 3	$ --	$ 677
Mortgage-backed securities	32	--	--	32
	$ 706	$ 3	$ --	$ 709

Amortized costs and fair values of securities available for sale at September 30, 2007 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 494	$ 1	$ (7)	$ 488
Obligations of states and
political subdivisions	42,053	600	(486)	42,167
Mortgage-backed securities	67,898	102	(2,130)	65,870
Corporate preferred stock	77	--	(2)	75
Restricted stock	8,383	--	--	8,383
Other	5,970	32	(49)	5,953
	$ 124,875	$ 735	$ (2,674)	$ 122,936

At September 30, 2007, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ --	$ --	$ 343	$ (7)
Obligations of states
and political subdivisions	15,537	(472)	1,125	(14)
Mortgage-backed
securities	10,473	(48)	46,521	(2,082)
Corporate preferred stock	- -	- -	76	(2)
Other	2,972	(46)	47	(3)
Total temporarily
impaired securities	$ 28,982	$ (566)	$ 48,112	$ (2,108)

The unrealized losses in the portfolio as of September 30, 2007 are considered temporary and are a result of the current interest rate environment and not increased credit risk. Of the temporarily impaired securities, 83 are investment grade and one is non-rated. The federal agency mortgage-backed securities have the largest temporary impairment but are issued by government sponsored enterprises (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation). The non-rated security is a corporate trust preferred security that has a par value at maturity of $77,000. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability and intent to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Note 4.	Loan Portfolio

The consolidated loan portfolio was composed of the following:

	September 30,	December 31,
	2007	2006
	(In Thousands)

Commercial, financial and agricultural	$ 43,727	$ 37,501
Real estate construction	103,277	69,033
Real estate mortgage	474,908	447,716
Consumer installment	20,071	15,253
Total loans	641,983	569,503
Add: Deferred loan costs	853	829
Less: Allowance for loan losses	6,291	5,582
Net loans	$ 636,545	$ 564,750

The Company had $1.4 million in non-performing assets (non-accrued loans) at September 30, 2007.

Note 5.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	September 30,	December 31,
	2007	2006
	(In Thousands)
Balance at January 1	$ 5,582	$ 5,143
Provision charged to operating expense	838	499
Recoveries added to the allowance	55	52
Loan losses charged to the allowance	(184)	(112)
Balance at the end of the period	$ 6,291	$ 5,582

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Nine Months Ended
	September 30, 2007		September 30, 2006
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic EPS	4,505,792	$ 1.31	4,006,004	$ 1.62
Effect of dilutive securities:
stock options and grants	82,034		91,824
Diluted EPS	4,587,826	$ 1.29	4,097,828	$ 1.58

	Three Months Ended
	September 30, 2007		September 30, 2006
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic EPS	4,506,166	$ 0.42	4,394,724	$ 0.53
Effect of dilutive securities:
stock options and grants	78,394		88,246
Diluted EPS	4,584,560	$ 0.41	4,482,970	$ 0.52

Note 7.	Segment Reporting

The Company offers services to its clients, which can be broadly categorized into two principal activities: banking services and trust and investment advisory services. Revenue from banking activities consists primarily of interest earned on loans and investment securities, service charges on deposit accounts, and income recognized from the 41.8% investment of Middleburg Bank in Southern Trust Mortgage, LLC. The financial results of the Company are reflected in banking services segment information.

Middleburg Investment Group, Inc., the non-bank subsidiary of the Company, generates revenues from trust and investment advisory activities through its two subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, Inc. Trust and investment advisory revenue is comprised of fees based upon the market value of the accounts under administration.

The banking segment has assets in custody with Middleburg Trust Company and accordingly pays Middleburg Trust Company a monthly fee. The banking segment also pays interest to both Middleburg Trust Company and Middleburg Investment Advisors on deposit accounts that each company has at Middleburg Bank. Middleburg Investment Advisors pays the Company a management fee each month for accounting and other services provided. Transactions related to these relationships are eliminated to reach consolidated totals.

The following table presents segment information for the nine months ended September 30, 2007 and 2006, respectively.

	For the Nine Months Ended				For the Nine Months Ended
	September 30, 2007				September 30, 2006

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 36,849	$ 43	$ (21)	$ 36,871	$ 33,625	$ 47	$ (24)	$ 33,648
Trust and investment advisory
fee income	--	3,374	(67)	3,307	--	3,132	(72)	3,060
Other income	3,299	--	(31)	3,268	3,526	1	(31)	3,496

Total operating income	40,148	3,417	(119)	43,446	37,151	3,180	(127)	40,204

Expenses:
Interest expense	16,512	--	(21)	16,491	13,558	--	(24)	13,534
Salaries and employee benefits	8,705	1,686	--	10,391	8,543	1,652	--	10,195
Provision for loan losses	838	--	--	838	418	--	--	418
Other expense	6,551	1,091	(98)	7,544	5,943	969	(103)	6,809

Total operating expenses	32,606	2,777	(119)	35,264	28,462	2,621	(127)	30,956

Income before income taxes	7,542	640	--	8,182	8,689	559	--	9,248
Provision for income taxes	2,011	272	--	2,283	2,518	244	--	2,762

Net income	$ 5,531	$ 368	$ --	$ 5,899	$ 6,171	$ 315	$ --	$ 6,486

Total assets	$ 834,864	$ 7,119	$ (2,043)	$ 839,940	$ 766,991	$ 7,166	$ (1,604)	$ 772,553
Capital expenditures	$ 2,149	$ 2	$ --	$ 2,151	$ 433	$ 39	$ --	$ 472

The following table presents segment information for the three months ended September 30, 2007 and 2006, respectively.

	For the Three Months Ended				For the Three Months Ended
	September 30, 2007				September 30, 2006

		Trust and				Trust and
		Investment	Intercompany			Investment	Intercompany
	Banking	Advisory	Eliminations	Consolidated	Banking	Advisory	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 12,858	$ 14	$ (6)	$ 12,866	$ 11,685	$ 13	$ (5)	$ 11,693
Trust and investment advisory
fee income	--	1,094	(22)	1,072	--	1,008	(23)	985
Other income	1,104	--	(10)	1,094	1,238	--	(10)	1,228

Total operating income	13,962	1,108	(38)	15,032	12,923	1,021	(38)	13,906

Expenses:
Interest expense	6,077	--	(6)	6,071	4,912	--	(5)	4,907
Salaries and employee benefits	2,932	553	--	3,485	2,833	538	--	3,371
Provision for loan losses	279	--	--	279	55	--	--	55
Other expense	2,267	357	(32)	2,592	1,921	330	(33)	2,218

Total operating expenses	11,555	910	(38)	12,427	9,721	868	(38)	10,551

Income before income taxes	2,407	198	--	2,605	3,202	153	--	3,355
Provision for income taxes	631	86	--	717	949	70	--	1,019

Net income	$ 1,776	$ 112	$ --	$ 1,888	$ 2,253	$ 83	$ --	$ 2,336

Total assets	$ 834,864	$ 7,119	$ (2,043)	$ 839,940	$ 766,991	$ 7,166	$ (1,604)	$ 772,553
Capital expenditures	$ 802	$ 2	$ --	$ 804	$ 113	$ 1	$ --	$ 114

Note 8.	Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Pension Benefits
	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
(In Thousands)
Service cost	$ 557	$ 506	$ 185	$ 169
Interest cost	226	181	76	60
Expected return on plan assets	(297)	(277)	(99)	(92)
Amortization of net obligation
at transition	(3)	(3)	(1)	(1)
Amortization of net loss	21	18	7	6
Net periodic benefit cost	$ 504	$ 425	$ 168	$ 142

The Company previously disclosed in the 2006 Form 10-K that it expected to contribute $499,000 to its pension plan in 2007. As of September 30, 2007, no contributions have been made. The Company plans to make all required contributions for 2007.

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at September 30, 2007 and results of operations of the Company for the three months and the nine months ended September 30, 2007 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2006 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc. Middleburg Bank is a community bank serving the Virginia counties of Loudoun, Fairfax and Fauquier with seven financial service centers and two limited service facilities. Middleburg Investment Group is a non-bank holding company with two wholly owned subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, Inc. Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains offices in several of the Company’s financial service centers. Middleburg Investment Advisors is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 24 states.

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

The Company generates a significant amount of its income from the net interest income earned by Middleburg Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Additionally, Middleburg Bank earns non-interest income from service charges on deposit accounts, its equity investment in Southern Trust Mortgage and other traditional banking services, such as safe deposit box rentals.

Middleburg Investment Group’s subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, generate fee income by providing investment management and trust services to the Company’s clients. Investment management and trust fees are generally based upon the value of assets under administration and, therefore, can be significantly affected by fluctuation in the values of securities caused by changes in the capital markets.

Net income for the nine months ended September 30, 2007 decreased to $5.9 million from $6.5 million for the nine months ended September 30, 2006. Annualized returns on average assets and equity for the nine months ended September 30, 2007 were 1.0% and 9.9%, respectively, compared to 1.1% and 14.1% for the same period in 2006. The Company’s continued loan growth resulted in an increase in interest income. Interest and fees on loans increased 12.7% or $3.6 million for the nine months ended September 30, 2007 to $31.8 million, compared to the same period in 2006. Core operations have been impacted by increased funding costs as a result of the change in the Company’s funding mix from lower cost demand deposits to higher cost time deposits and borrowings. Interest expense on deposits increased $2.5 million to $10.8 million for the nine months ended September 30, 2007, compared to the same period in 2006. Total interest expense was $16.5 million for the nine months ended September 30, 2007, compared to $13.5 million for the nine months ended September 30, 2006. Trust and investment advisory fees increased 8.1% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Total other income was unchanged at $6.6 million for each of the nine month periods ended September 30, 2007 and 2006, respectively. Total other expense was $17.9 million for the nine months ended September 30, 2007 compared to $17.0 million for the same period in 2006.

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

Presented below is discussion of those accounting policies that the Company believes are the most important (“Critical Accounting Policies”) to the portrayal and understanding of its financial condition and results of operations. The Critical Accounting Policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

Intangibles and Goodwill

The Company had approximately $5.3 million in intangible assets and goodwill at September 30, 2007, a decrease of $253,000 since December 31, 2006. The decrease is the result of amortization of identified intangible assets over their estimated useful lives. On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years. The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $5.3 million in intangible assets and goodwill at September 30, 2007 was attributable to the Company’s investment in Middleburg Trust Company.

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

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company increased to $839.9 million at September 30, 2007, compared to $772.3 million at December 31, 2006, representing an increase of $67.6 million or 8.8%. The increase in total assets since December 31, 2006 is primarily the result of the increase in net loans of $71.8 million. Total average assets increased 5.9% from $758.3 million for the nine months ended September 30, 2006 to $802.9 million for the same period in 2007. Total liabilities were $759.5 million at September 30, 2007, compared to $694.4 million at December 31, 2006. Total average liabilities increased $26.5 million or 3.8% to $723.3 million for the nine months ended September 30, 2007, compared to the same period in 2006. The increase in average liabilities was due primarily to an increase in average deposits of $17.8 million since September 30, 2006. Average shareholders’ equity increased 29.3% or $18.0 million over the same periods. The increase in average shareholders’ equity was the result of the underwritten common stock offering in July 2006, which resulted in net proceeds of $19.5 million.

Loans

Total loans at September 30, 2007 were $642.0 million, an increase of $72.5 million from the December 31, 2006 amount of $569.5 million. The Company continues to see increases in real estate construction loans, which were $103.3 million at September 30, 2007 or 16.1% of total loans. Real estate mortgage loans were $474.9 million at September 30, 2007, or 74.0% of total loans, compared to the December 31, 2006 amount of $447.7 million. A solid local economy and referrals arising from the success of the business model have contributed to the loan growth experienced. Net charge-offs were $129,000 for the nine months ended September 30, 2007. The provision for loan losses for the nine months ended September 30, 2007 was $838,000 compared to $418,000 for the same period in 2006. The increase in the provision is the result of the increase in total loans for the nine months ended September 30, 2007 of 12.7%, compared to increase of 7.2% for the nine months ended September 30, 2006. The allowance for loan losses was $6.3 million or 0.98% of total loans outstanding at September 30, 2007.

Securities

Securities decreased to $123.6 million at September 30, 2007 compared to $135.4 million at December 31, 2006. The decrease is primarily due to pay-downs, calls and maturities of $22.5 million since December 31, 2006, compared to securities purchases, net of FHLB stock transactions, of $9.4 million. The Company has used some of the proceeds to fund the increases in higher yielding loan assets. At September 30, 2007, the tax equivalent yield on the investment portfolio was 5.8%.

Premises and Equipment

Premises and equipment increased $1.2 million from $18.4 million at December 31, 2006 to $19.6 million at September 30, 2007. The increase is due to various improvements in several of the Company’s financial service centers. As the Company’s plans for growth continue to progress, there are expected to be additional increases in premises and equipment in subsequent periods.

Other Assets

The other assets section of the balance sheet includes Bank-Owned Life Insurance (BOLI), in the amount of $12.8 million, and Middleburg Bank’s investment in Southern Trust Mortgage, in the amount of $9.7 million, at September 30, 2007. Southern Trust Mortgage has experienced an increase in problem and repurchased loans in the third quarter of 2007. The majority of these problem loans are due to credit risk in their construction portfolio and early payment defaults of loans sold to investors, both of which are issues facing mortgage bankers in the current economic climate. In light of these developments, the Company has engaged an independent firm to assist with valuing its investment in Southern Trust Mortgage. Additional discussion related to Southern Trust Mortgage is included in the “Other Income” section below. In May 2007, the Company purchased an additional $485,000 BOLI policy. Goodwill and identified intangibles of $5.3 million related to the acquisitions of Middleburg Trust Company and Middleburg Investment Advisors are also included in other assets as of September 30, 2007.

Deposits

Deposits increased $4.1 million to $574.7 million at September 30, 2007 from $570.6 million at December 31, 2006. Average deposits for the nine months ended September 30, 2007 increased 3.2% or $17.8 million compared to average deposits for the nine months ended September 30, 2006. Average interest bearing demand deposits were $250.5 million for the nine months ended September 30, 2007 compared to $266.9 million for the nine months ended September 30, 2006. Average time deposits were $197.9 million for the nine months ended September 30, 2007 compared to $152.0 million for the nine months ended September 30, 2006. For the three months ended September 30, 2007, average time deposits were $209.3 million compared to $175.2 million for the same period in 2006. During the third quarter of 2007, the Company offered a high yield, short-term certificate of deposit to its markets in order to obtain deposits and broaden its client base. The certificate of deposit promotion resulted in $36.0 million in new deposits.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank. The overall balance of this product was $33.6 million at September 30, 2007, compared to $30.4 million at December 31, 2006, and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet. Excluding the Tredegar Institutional Select product, savings and interest bearing demand deposits decreased by $21.3 million from December 31, 2006 to September 30, 2007.

Time deposits increased $35.0 million from December 31, 2006 to $225.7 million at September 30, 2007. Time deposits included brokered certificates of deposit of $49.8 million with maturities ranging from one to four years. In May 2007, the Company returned to the brokered certificate of deposit market as an alternative to long-term borrowings. The new issuances, totaling $13.8 million, have maturity dates ranging from 6 to 10 months.

Securities sold under agreements to repurchase (“Repo Accounts”) increased $3.5 million from $38.5 million at December 31, 2006 to $42.0 million at September 30, 2007. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and all Tredegar Institutional Select accounts maintained by business clients.

Borrowings

Cash flow from the securities portfolio and additional Federal Home Loan Bank (“FHLB”) borrowings funded much of the Company’s asset growth experienced during the nine months ended September 30, 2007. FHLB overnight advances were $30.5 million at September 30, 2007 compared to $34.0 million at December 31, 2006. The Company also had short-term advances with FHLB of $20.0 million that mature in less than one year. FHLB long-term advances increased to $80.0 million at September 30, 2007 from $40.0 million at December 31, 2006.

Capital

Shareholders’ equity was $80.5 million at September 30, 2007. This amount represents an increase of $2.6 million from the December 31, 2006 amount of $77.9 million. The book value per common share was $17.86 at September 30, 2007 and $17.29 at December 31, 2006.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest income and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $20.4 million for the first nine months of 2007 compared to $20.1 million for the same period in 2006, an increase of 1.3%. Net interest income for the three months ended September 30, 2007 was unchanged at $6.8 million compared to the same period in 2006. Total interest income increased 9.6% and total interest expense increased 21.9% when comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006. When comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, total interest income increased 10.0% and total interest expense increased 23.7%. Total interest income for the three months ended September 30, 2007 was $12.9 million compared to $11.7 million for the three months ended September 30, 2006. The increase in total interest income is primarily the result of increases in interest income and fees on loans. In particular, interest income from real estate loans increased $3.0 million for the nine months ended September 30, 2007 when compared to the same period in 2006. Total interest expense was $6.1 million for the three months ended September 30, 2007 compared to $4.9 million for the same period in 2006. The increase in total interest expense is primarily the result of increases in interest expense on deposits and short-term borrowings. In particular, interest expense for time deposits increased $2.3 million for the nine months ended September 30, 2007 when compared to the same period in 2006. Average earning assets increased $57.8 million to $762.4 million for the three months ended September 30, 2007 from $704.6 million for the three months ended September 30, 2006. Average earning assets were $738.8 million for the nine months ended September 30, 2007, compared to $695.3 million for the nine months ended September 30, 2006.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated. Non-accrual loans are included in the loan balances.

Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended September 30,
		2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 88,256	$ 3,432	5.20%	$ 116,480	$ 4,274	4.91%
Tax-exempt (2) (3)	41,575	2,225	7.16%	30,900	1,699	7.35%
Total securities	$ 129,831	$ 5,657	5.83%	$ 147,380	$ 5,973	5.42%
Loans:
Taxable	$ 604,777	$ 31,811	7.03%	$ 546,830	$ 28,212	6.90%
Tax-exempt (2)	31	2	8.63%	95	6	8.44%
Total loans	$ 604,808	$ 31,813	7.03%	$ 546,925	$ 28,218	6.90%
Federal funds sold	3,345	125	5.00%	777	28	4.82%
Interest bearing deposits in
other financial institutions	820	33	5.38%	210	8	5.09%
Total earning assets	$ 738,804	$ 37,628	6.81%	$ 695,292	$ 34,227	6.58%
Less: allowances for credit losses	(5,874)			(5,337)
Total nonearning assets	69,965			68,248
Total assets	$ 802,895			$ 758,383

Liabilities
Interest bearing deposits:
Checking	$ 142,526	$ 2,629	2.47%	$ 141,633	$ 2,414	2.28%
Regular savings	51,859	744	1.92%	55,893	713	1.71%
Money market savings	56,102	473	1.13%	69,362	495	0.95%
Time deposits:
$100,000 and over	116,842	4,316	4.94%	89,805	2,968	4.42%
Under $100,000	81,052	2,671	4.41%	62,241	1,730	3.72%
Total interest bearing deposits	$ 448,381	$ 10,833	3.23%	$ 418,934	$ 8,320	2.66%

Federal Home Loan Bank advances	$ 58,446	$ 2,415	5.52%	$ 37,119	$ 1,452	5.23%
Securities sold under agreements
to repurchase	41,654	1,374	4.41%	36,760	1,119	4.07%
Long-term debt	50,961	1,850	4.85%	70,483	2,607	4.95%
Federal Funds purchased	438	19	5.80%	961	36	5.01%
Total interest bearing liabilities	$ 599,880	$ 16,491	3.68%	$ 564,257	$ 13,534	3.21%
Non-interest bearing liabilities:
Demand deposits	117,281			128,933
Other liabilities	6,113			3,633
Total liabilities	$ 723,274			$ 696,823
Shareholders’ equity	79,621			61,560
Total liabilities and shareholders’
equity	$ 802,895			$ 753,383

Net interest income		$ 21,137			$ 20,693

Interest rate spread			3.13%			3.37%
Interest expense as a percent of
average earning assets			2.98%			2.60%
Net interest margin			3.83%			3.98%

(1) All yields and rates have been annualized on a 365 day year.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended September 30,
		2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 83,580	$ 1,087	5.16%	$ 113,922	$ 1,455	5.07%
Tax-exempt (2) (3)	42,148	764	7.19%	31,337	575	7.28%
Total securities	$ 125,728	$ 1,851	5.84%	$ 145,259	$ 2,030	5.54%
Loans:
Taxable	$ 633,725	$ 11,237	7.03%	$ 558,223	$ 9,841	6.99%
Tax-exempt (2)	16	--	0.00%	89	2	8.92%
Total loans	$ 633,741	$ 11,237	7.03%	$ 558,312	$ 9,843	6.99%
Federal funds sold	1,974	23	4.62%	738	11	5.91%
Interest bearing deposits in
other financial institutions	979	14	5.67%	329	4	4.82%
Total earning assets	$ 762,422	$ 13,125	6.83%	$ 704,638	$ 11,888	6.69%
Less: allowances for credit losses	(6,141)			(5,461)
Total non-earning assets	71,760			68,247
Total assets	$ 828,041			$ 767,464

Liabilities
Interest bearing deposits:
Checking	$ 133,017	$ 842	2.51%	$ 133,169	$ 794	2.37%
Regular savings	52,043	263	2.00%	52,463	230	1.74%
Money market savings	53,715	164	1.21%	64,398	157	0.97%
Time deposits:
$100,000 and over	106,171	1,310	4.90%	110,030	1,340	4.83%
Under $100,000	103,133	1,231	4.74%	64,209	633	3.91%
Total interest bearing deposits	$ 448,079	$ 3,810	3.37%	$ 424,269	$ 3,154	2.95%

Federal Home Loan Bank advances	$ 67,161	$ 961	5.68%	$ 32,190	$ 451	5.56%
Securities sold under agreements
to repurchase	39,371	424	4.27%	35,290	451	5.56%
Long-term debt	70,644	871	4.89%	70,465	899	5.06%
Federal Funds purchased	281	4	5.65%	1,046	13	4.93%
Total interest bearing liabilities	$ 625,536	$ 6,070	3.85%	$ 563,260	$ 4,907	3.46%
Non-interest bearing liabilities:
Demand deposits	116,544			126,106
Other liabilities	6,094			3,756
Total liabilities	$ 748,174			$ 693,122
Shareholders’ equity	79,867			74,302
Total liabilities and shareholders’
equity	$ 828,041			$ 767,424

Net interest income		$ 7,055			$ 6,981

Interest rate spread			2.98%			3.24%
Interest expense as a percent of
average earning assets			3.16%			2.76%
Net interest margin			3.67%			3.93%

(1) All yields and rates have been annualized on a 365 day year.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Interest income from loans increased $3.6 million to $31.8 million for the nine months ended September 30, 2007 compared to $28.2 million for the same period in 2006. For the three months ended September 30, 2007, interest income from loans was $11.2 million compared to $9.8 million for the three months ended September 30, 2006. The increase in loan interest income results from the amount of loan growth experienced since September 30, 2006, as well as an increase in the yield on loans. The tax equivalent weighted average yield of loans increased four basis points from 6.99% for the three months ended September 30, 2006 to 7.03% for the three months ended September 30, 2007. For the nine months ended September 30, 2007, the tax equivalent weighted average yield of loans increased 13 basis points to 7.03% compared to 6.90% for the same period in 2006. The net increase in real estate construction loans, which are typically indexed to the prime lending rate, of $34.3 million during the first nine months of 2007 helped mitigate the impact of lower interest rates on fixed rate loan products to the Company.

Interest income from the securities portfolio decreased by $372,000 to $5.1 million for the nine month period ended September 30, 2007 from $5.4 million for the nine month period ended September 30, 2006. For the three month period ended September 30, 2007, interest income from the securities portfolio decreased by $221,000 to $1.6 million compared to the same period in 2006. This is the result of the Company’s strategy of using the cash received from principal pay-downs, maturities and calls of securities during 2007 to fund higher yielding loan growth instead of reinvesting in securities. For the nine months ended September 30, 2007, the tax equivalent yield on securities was 5.83% compared to 5.42% for the same period in 2006. The tax equivalent yield on securities for the three months ended September 30, 2007 increased 30 basis points to 5.84% compared to 5.54% for the three months ended September 30, 2006. The increase in yield helped to offset the impact of the decrease in the size of the portfolio. For the remainder of 2007, management plans to maintain the balance in the securities portfolio near current levels through reinvestment in securities with weighted average lives that typically do not exceed three years.

Interest expense on deposits increased $2.5 million to $10.8 million for the nine months ended September 30, 2007, compared to $8.3 million for the same period in 2006. Interest expense on deposits for the three months ended September 30, 2007, increased $656,000 or 20.8% compared to the same period in 2006. The increase in the third quarter of 2007 is the result of the increase in the average balance of certificates of deposit of $100,000 or more, which typically have a higher cost. Competition for deposits continued to exert upward pressures on the cost of deposits as consumer preference shifted more to certificates of deposit, thus resulting in increased levels of interest expense in 2007, when compared to the same period in 2006. The mix of demand and savings deposits versus time deposits changed slightly to 60.6% in savings and demand deposits and 39.4 % in time deposits at September 30, 2007. At September 30, 2006, the mix was 66.6% in savings and demand deposits and 33.4% in time deposits. For the three months ended September 30, 2007, average deposits increased $14.2 million to $564.6 million, compared to the same period in 2006.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, increased $35,000 from the three months ended September 30, 2006 to $425,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2007, interest expense for securities sold under agreements to repurchase was $1.4 million compared to $1.1 million for the same period in 2006. Tredegar Institutional Select earns interest at a rate equal to approximately 90% of the Federal Home Loan Bank of Atlanta’s overnight rate. Interest expense related to borrowed funds increased $189,000 from $4.1 million for the nine months ended September 30, 2006 to $4.3 million for the nine months ended September 30, 2007.

The net interest margin, on a tax equivalent basis, was 3.83% for the nine months ended September 30, 2007 compared to 3.98% for the same period in 2006. For the three months ended September 30, 2007, the net interest margin, on a tax equivalent basis, was 3.67% compared to 3.93% for the same period in 2006. The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2007 and 2006 is 34.0%. The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
GAAP measures:
Interest Income – Loans	$ 31,812	$ 28,217	$ 11,237	$ 9,843
Interest Income - Investments & Other	5,059	5,431	1,629	1,850
Interest Expense – Deposits	10,833	8,320	3,810	3,154
Interest Expense - Other Borrowings	5,658	5,214	2,261	1,753
Total Net Interest Income	$ 20,380	$ 20,114	$ 6,795	$ 6,786
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Loans	$ 1	$ 1	$ --	$ 1
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	756	578	260	194
Total Tax Benefit Realized on Non-Taxable Interest Income	$ 757	$ 579	$ 260	$ 195

Total Tax Equivalent Net Interest Income	$ 21,137	$ 20,693	$ 7,055	$ 6,981

The decline in tax equivalent net interest margin was attributed to the flat yield curve and intense competition for loans and deposits in the Company’s markets. The Company’s total average earning assets increased $43.5 million when comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2007, while the yield on average earnings assets increased by 23 basis points when comparing the same periods. The lack of growth in overall deposits and a shift in the composition of the Company’s deposits resulted in an overall negative impact to the net interest margin. Average balances in interest checking, regular savings and money market accounts decreased by $11.3 million when comparing the three months ended September 30, 2007 to the same period in 2006. The weighted average cost of these accounts for the three months ended September 30, 2007 and 2006 was 2.11% and 1.87%, respectively. Conversely, the average balance of certificates of deposits increased $35.1 million when comparing the three months ended September 30, 2006 to the three months ended September 30, 2007. The weighted average cost of the Company’s certificates of deposits increased 30 basis points to 4.79% for the three months ended September 30, 2007.

Other Income

Other income includes, among other items, fees generated by the retail banking and investment services departments of Middleburg Bank as well as by Middleburg Trust Company and Middleburg Investment Advisors. Other income also includes income from the Company’s 41.8% ownership interest in Southern Trust Mortgage, LLC. Other income decreased 2.12% to $2.2 million for three months ended

September 30, 2007 compared to the same period in 2006. For nine months ended September 30, 2007, other income was unchanged at $6.6 million, compared to the same period in 2006.

Commissions and fees from trust and investment advisory activities increased 8.8% to $1.1 million for the three month period ended September 30, 2007 compared to $1.0 million for the same period in 2006. For the nine month period ended September 30, 2007, commissions and fees from trust and investment advisory activities increased 8.1% or $247,000 to $3.3 million compared to $3.1 million for the same period in 2006. Consolidated investment advisory fees provided by Middleburg Investment Advisors totaled $1.7 million for the nine months ended September 30, 2007 compared to $1.6 million for the same period in 2006. At September 30, 2007, assets under administration at Middleburg Investment Advisors had decreased $26.2 million from $576.8 million at September 30, 2006 to $550.6 million. Consolidated fiduciary fees for services, provided by Middleburg Trust Company, increased 13.5% to $1.7 million for the nine months ended September 30, 2007 from $1.4 million for the nine months ended September 30, 2006. At September 30, 2007, Middleburg Trust Company managed $600.4 million in assets, including intercompany assets of $89.1 million, a decrease of 5.4% or $34.6 million from assets under administration of $635.0 million, including intercompany assets of $116.1 million, at September 30, 2006. Fiduciary fees are based upon the market value of the accounts under administration.

Service charges on deposits increased 8.9% to $1.5 million for the nine months ended September 30, 2007, compared to $1.4 million for the same period in 2006. In particular, ATM and Visa check card fees and overdraft fees increased approximately $39,000 and $65,000, respectively, for the nine months ended September 30, 2007 when compared to the same period in 2006. For the three months ended September 30, 2007, service charges on deposits increased 10.8% to $522,000 compared to the same period in 2006. Other service charges, commissions and fees, which include certain loan fees and other retail banking fees, increased $12,000 or 2.7% to $464,000 for the nine months ended September 30, 2007 when compared to the same period in 2006. Loan processing fees, which are included in other service charges, increased $10,000 for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in loan processing fees is the result of the increase in the loan portfolio.

Commissions on investment sales decreased 13.9% to $398,000 for the nine months ended September 30, 2007, compared to $462,000 for the nine months ended September 30, 2006. For the three months ended September 30, 2007, commissions on investment sales increased 25.5% to $128,000 compared to the three months ended September 30, 2006. With the hiring of an additional financial consultant in the second quarter of 2007, the Company currently has three financial consultants who are available to each of the Company’s facilities.

Equity in earnings from affiliate, which reflects the 41.8% ownership interest in Southern Trust Mortgage, comprised 7.2% of total other income for the nine months ended September 30, 2007 or $473,000, compared to 12.0% for the nine months ended September 30, 2006 or $789,000. For the three months ended September 30, 2007, equity in earnings of affiliate decreased 53.1% to $168,000 compared to the three months ended September 30, 2006. Southern Trust Mortgage closed $660.2 million in loans the first nine months of 2007 with 57.4% of its production attributable to purchase money financings. For the same period in 2006, Southern Trust Mortgage closed $681.4 million in loans with 61.7% of its production attributable to purchase money financings. Mortgage banking operations were negatively impacted by decreased production levels and narrowed margins resulting from shifts in the mix of retail and wholesale loan volume. Additionally, earnings were negatively impacted by increased operational expenses with the hiring of several loan producers and support staff with the objective of increasing future loan production levels.

As mentioned previously, Southern Trust Mortgage has experienced an increase in problem and repurchased loans in the third quarter and has taken a proactive approach in addressing the problem loans. In early 2007, it implemented credit overlays and re-negotiated early payment default periods. These steps have helped mitigate the risks inherent in its loan portfolio. The increase in problem loans, however, will have a negative impact on Southern Trust Mortgage’s 2007 earnings and cash flow. Earnings will be negatively impacted during the fourth quarter of 2007 by Southern Trust Mortgage’s need to establish an adequate reserve for estimated loan losses in connection with these loans. Southern Trust Mortgage is currently analyzing the problem loans and its construction portfolio and refining its methodology to estimate the expected loss and required reserve. Southern Trust Mortgage’s current cash position will be negatively impacted due to a curtailment requirement with its warehouse lender that requires a quarterly principal reduction on any problem loan that has been repurchased.

In addition to equity earnings from Southern Trust Mortgage, Middleburg Bank also receives rental and data processing fees and interest on the outstanding balance of loan participations with Southern Trust Mortgage. These amounts are included in other operating income. For the nine month periods ended September 30, 2007 and 2006, the rental and data processing income earned from Southern Trust Mortgage was $88,000 and $51,000, respectively.

Income earned from the Company’s original $11.3 million investment in Bank Owned Life Insurance (BOLI) contributed $339,000 to total other income for the nine months ended September 30, 2007. The Company purchased $6.0 million of BOLI in the third quarter of 2004 and $4.8 million in the fourth quarter of 2004 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans. The Company purchased an additional BOLI policy in the amount of $485,000 in the second quarter of 2007.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead. Total other expense increased $488,000 from $5.6 million for the three months ended September 30, 2006 to $6.1 million for the three months ended September 30, 2007. For the nine months ended September 30, 2007, total other expense increased to $17.9 million from $17.0 million for the nine months ended September 30, 2006. However, when taken as a percentage of total average assets, other expense was unchanged at 2.2% of total average assets for each of the nine month periods ended September 30, 2007 and 2006.

Salaries and employee benefits increased $196,000 or 1.9% when comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006. For the three months ended September 30, 2007, salaries and employee benefits increased $114,000 to $3.4 million.

Net occupancy expense increased by $144,000 or 6.3% from $2.3 million for the nine months ended September 30, 2006 to $2.4 million for the nine months ended September 30, 2007. For the three months ended September 30, 2007, net occupancy expense increased $57,000 or 7.7% to $800,000. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Computer operations expense increased from $725,000 for the nine months ended September 30, 2006 to $809,000 for the nine months ended September 30, 2007. The increase is related to the costs associated with and increased cost of computer related maintenance contracts.

Other tax expense increased 26.9% to $476,000 for the nine months ended September 30, 2007 from $375,000 for the nine months ended September 30, 2006. The increase was mainly the result of the Virginia bank franchise tax, which is paid to the state in lieu of an income tax and is based on Middleburg Bank’s equity capital.

Other expense increased 13.7% or $415,000 to $3.5 million for the nine months ended September 30, 2007 from $3.0 million for the nine months ended September 30, 2006. The increase resulted from small increases in various expense categories, including audits and exam fees, legal fees and advisory service fees due to the Company’s growth.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2007 was $6.3 million compared to $5.6 million at September 30, 2006. The allowance for loan losses was 0.98% of total loans outstanding at September 30, 2007 and 0.98% at September 30, 2006, respectively. The provision for loan losses was $838,000 for the nine months ended September 30, 2007. The provision was $418,000 for the nine months ended September 30, 2006. The increase in the provision is the result of the increase in total loans during the nine months ended September 30, 2007 of 12.7%, compared to the increase of 7.2% during the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net loan charge-offs totaled $129,000, compared to net loan charge-offs of $48,000 for the same period in 2006. There were $65,000 in loans past due 90 days or more at September 30, 2007. Non-performing loans were $1.4 million at September 30, 2007. There were no non-performing loans at September 30, 2006. Based upon internal analysis by the Company’s credit administration department, which factors, among other things, the credit quality of the portfolio, the allowance for loan losses was deemed adequate at 0.98% of total loans outstanding at September 30, 2007. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at September 30, 2007 and December 31, 2006 was $80.5 million and $77.9 million, respectively. Total common shares outstanding at September 30, 2007 were 4,506,317.

At September 30, 2007, the Company’s tier 1 and total risk-based capital ratios were 12.0% and 13.0%, respectively, compared to 12.8% and 13.7% at December 31, 2006. The Company’s leverage ratio was 10.0% at September 30, 2007 compared to 10.3% at December 31, 2006. The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Company maintains federal funds lines with large regional and money-center banking institutions. These available lines totaled $8.0 million, none of which were outstanding at September 30, 2007. Federal funds purchased during the first nine months of 2007 averaged $438,000 compared to an average of $961,000 during the same period in 2006. At September 30, 2007 and December 31, 2006, the Company had $41.2 million and $38.5 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $244.6 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Company utilized the credit line for overnight, short-term and long-term funding throughout the first nine months of 2007. Overnight, short-term and long-term advances averaged $25.4 million, $33.0 million and $51.0 million, respectively, for the nine months ended September 30, 2007.

At September 30, 2007, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 25.4% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit decreased $900,000 to $102.4 million at September 30, 2007 compared to $103.3 million at December 31, 2006. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows. Standby letters of credit were $3.6 million at September 30, 2007. This amount is a decrease from $4.1 million at December 31, 2006.

Contractual obligations decreased $5.4 million to $48.5 million at September 30, 2007 compared to $53.9 million at December 31, 2006. This change results from maturities on certain long-term debt obligations and decreases in operating lease obligations. Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the 2006 Form 10-K.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk, though it should be noted that the assets under administration by Middleburg Trust Company are affected by equity price risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (“ALCO”) of the Company. In this capacity, ALCO develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of the Company’s net interest income sensitivity analysis during the nine months ended September 30, 2007 and the year ended December 31, 2006.

For the Nine Months Ended September 30, 2007
Rate Change	Estimated Net Interest Income Sensitivity

High	Low	Average
+ 200 bp	3.25%	(1.55%)	1.53%
- 200 bp	5.26%	(1.38%)	(1.69%)

For the Year Ended December 31, 2006
Rate Change	Estimated Net Interest Income Sensitivity

High	Low	Average
+ 200 bp	(2.77%)	(1.17%)	(2.09%)
- 200 bp	3.61%	0.58%	2.25%

At September 30, 2007, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could increase by 3.3% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could decrease by 5.3% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2006, the Company’s balance sheet has grown by $50.0 million. Increased deposits and increased borrowings from the Federal Home Loan Bank have provided the funding for the growth in the loan portfolio. The Company’s interest rate profile is liability sensitive bias for the next 12 months. The profile then shifts toward intermediate and long term asset sensitivity over a “one to two year” and “beyond two year” time frame, respectively. Based upon a September 30, 2007 simulation, the Company could expect an average positive impact to net interest income of $403,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $653,000 over the next 12 months.

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

Item 1A. Risk Factors

As of November 9, 2007, there were no material changes to the risk factors previously disclosed in the 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

10.1	Employment Agreement by and between the Company and Gary R. Shook, dated as of
August 16, 2007, attached as Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on August 21, 2007, incorporated herein by reference.

10.2	Employment Agreement by and between the Company and Arch A. Moore, III, dated as of September 17, 2007, attached as Exhibit 10.1 to the Current Report on Form 8-K,

filed with the Commission on September 20, 2007, incorporated herein by reference.

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

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2007	/s/ Joseph L. Boling
Joseph L. Boling
Chairman of the Board & Chief Executive Officer

Date: November 9, 2007	/s/ Kathleen J. Chappell
Kathleen J. Chappell
Senior Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350