Form 10-K
period 2007-12-31
MIDDLEBURG FINANCIAL CORP
filed 2008-03-17
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $146,432,163

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,526,317 shares of Common Stock as of March 14, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders – Part III

TABLE OF CONTENTS
PART I
		Page
ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	16
ITEM 1B.	UNRESOLVED STAFF COMMENTS	20
ITEM 2.	PROPERTIES	20
ITEM 3.	LEGAL PROCEEDINGS	21
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	21
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	22
ITEM 6.	SELECTED FINANCIAL DATA	24
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATION	24
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	50
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	52
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	52
ITEM 9A.	CONTROLS AND PROCEDURES	52
ITEM 9B.	OTHER INFORMATION	54
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
	GOVERNANCE	54
ITEM 11.	EXECUTIVE COMPENSATION	54
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT AND RELATED
	STOCKHOLDER MATTERS	54
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	55
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	55
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	55

PART I

ITEM 1.	BUSINESS

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

Middleburg Bank

The Bank opened for business on July 1, 1924 and has continuously offered banking products and services to surrounding communities since that date. The Bank has seven full service facilities and two limited service facilities. The main office is located at 111 West Washington Street, Middleburg, Virginia 20117. The Bank has two full service facilities and one limited service facility in Leesburg, Virginia. Other full service facilities are located in Ashburn, Purcellville, Reston and Warrenton, Virginia. The Bank has a limited service facility located in Marshall, Virginia. In January 2008, the Bank relocated its Financial Service Center within the community of Ashburn.

The Bank serves the Virginia counties of Loudoun, Fairfax and Fauquier. Loudoun County is in northwestern Virginia and included in the Washington-Baltimore metropolitan statistical area. According to the Loudoun County Department of Economic Development, the county’s population was approximately 279,000 as of January 1, 2008, with nearly one-half of the population located in the Company’s markets. The local economy is driven by service industries, including but not limited to, professional and technical services requiring a high skill level, federal, state and local government, construction and retail trade. Fairfax County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area. According to the latest data on Fairfax County’s Web Site, the county’s population was approximately 1,077,920 as of January 1, 2008. The local economy is driven by service industries and federal, state and local governments. Fauquier County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area. Fauquier County’s population was approximately 64,600, according to the latest data published as of September 1, 2007. The local economy is driven by service industries and agriculture.

The Bank has one wholly owned subsidiary, Middleburg Bank Service Corporation. Middleburg Bank Service Corporation is a partner in a limited liability company, Bankers Title Shenandoah, LLC, which sells title insurance through its members. Middleburg Bank Service Corporation has also invested in two other limited liability companies, Virginia Bankers Insurance Center, LLC and Bankers Investment Group, LLC. Virginia Bankers Insurance Center, LLC acts as a broker for insurance sales for its member banks and Bankers Investment Group acts as a broker dealer for sales of investment products to clients of its member banks.

The Bank owns 42.3% of the issued and outstanding membership interest units of Southern Trust Mortgage, LLC.  The Bank acquired the membership interest units in equal proportion from the six members of Southern Trust Mortgage, all of who own, in the aggregate, the remaining issued and outstanding units of Southern Trust Mortgage.  Southern Trust Mortgage is a regional mortgage lender headquartered in Norfolk, Virginia and has offices in Virginia, Maryland, North Carolina and South Carolina.

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

Middleburg Trust Company is chartered under Virginia law and opened for business in January 1994. Its main office is located at 821 East Main Street, Richmond, Virginia, 23219. Middleburg Trust Company serves primarily the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan. Richmond is the capital of the Commonwealth of Virginia, and the greater Richmond area had an estimated population in excess of 1.1 million in 2007 based on the 2000 U.S. Census. Middleburg Trust Company also serves the counties of Fairfax, Fauquier and Loudoun with staff located within several of the Bank’s facilities.

Middleburg Investment Advisors, Inc. is an investment advisor registered with the Securities and Exchange Commission (the “SEC”). Its main office is located at 1901 North Beauregard Street, Alexandria, Virginia, 22311. Middleburg Investment Advisors primarily serves the District of Columbia metropolitan area including contingent markets in Virginia and Maryland but also has clients in 24 other states.

Products and Services

The Company, through its subsidiaries, offers a wide range of banking, fiduciary and investment management services to both individuals and small businesses. The banking services include various types of checking and savings deposit accounts, and the making of business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans. Also, the Bank offers ATMs at eight facilities and at two offsite locations, internet banking, travelers’ checks, money orders, safe deposit rentals, collections, notary public, wire services and other traditional bank services to its customers. Middleburg Trust Company provides a variety of investment management and fiduciary services including trust and estate settlement. Middleburg Trust Company can also serve as escrow agent, attorney-in-fact, and guardian of property or trustee of an IRA. Middleburg Investment Advisors provides fee based investment management services for its clients.

Employees

As of December 31, 2007, the Company had a total of 176 full time equivalent employees. The Company considers relations with its employees to be excellent. The Company’s employees are not represented by a collective bargaining unit.

SEC Filings

The Company maintains an internet website at www.middleburgbank.com. Shareholders of the Company and the public may access the Company’s periodic and current reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports) filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “Shareholder Relations” section of the Company’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

Segment Reporting

The Company operates in a decentralized fashion in two principal business activities: banking services; and trust and investment advisory services. Revenue from banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Through the Bank’s 42.3% investment in Southern Trust Mortgage, the Company also recognizes its share of the net income from the Southern Trust Mortgage investment in the other income section of the Bank’s income statement.

Revenues from trust and investment advisory activities are comprised mostly of fees based upon the market value of the accounts under administration. The trust and investment advisory services are conducted by the two subsidiaries of Middleburg Investment Group; Middleburg Trust Company and Middleburg Investment Advisors.

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

The following tables present segment information for the years ended December 31, 2007, 2006 and 2005.

	2007
		Trust and Investment	Intercompany
	Banking	Advisory Fees	Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$ 49,599	$ 58	$ (29)	$ 49,628
Trust and investment advisory fee income	--	4,444	(89)	4,355
Other income	3,388	--	(41)	3,347
Total operating income	52,987	4,502	(159)	57,330
Expenses:
Interest expense	22,470	--	(29)	22,441
Salaries and employee benefits	11,289	2,268	--	13,557
Provision for loan losses	1,786	--	--	1,786
Other	14,557	1,471	(130)	15,898
Total operating expenses	50,102	3,739	(159)	53,682
Income before income taxes	2,885	763	--	3,648
Provision for income taxes	251	333	--	584
Net income	$ 2,634	$ 430	$ --	$ 3,064
Total assets	$ 836,899	$ 6,900	$ (2,39)	$ 841,400
Capital expenditures	$ 3,734	$ 35	$ --	$ 3,769

	2006
		Trust and Investment	Intercompany
	Banking	Advisory Fees	Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$ 45,368	$ 62	$ (32)	$ 45,398
Trust and investment advisory fee income	--	4,209	(95)	4,114
Other income	4,041	1	(41)	4,001
Total operating income	49,409	4,272	(168)	53,513
Expenses:
Interest expense	18,519	--	(32)	18,487
Salaries and employee benefits	11,407	2,283	--	13,690
Provision for loan losses	499	--	--	499
Other	8,202	1,454	(136)	9,520
Total operating expenses	38,627	3,737	(168)	42,196
Income before income taxes	10,782	535	--	11,317
Provision for income taxes	3,045	254	--	3,299
Net income	$ 7,737	$ 281	$ --	$ 8,018
Total assets	$ 767,185	$ 7,147	$ (2,027)	$ 772,305
Capital expenditures	$ 909	$ 49	$ --	$ 958

	2005
		Trust and Investment	Intercompany
	Banking	Advisory Fees	Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$ 36,193	$ 47	$ (28)	$ 36,212
Trust and investment advisory fee income	--	4,045	(105)	3,940
Other income	5,127	(5)	(41)	5,081
Total operating income	41,320	4,087	(174)	45,233
Expenses:
Interest expense	11,624	--	(28)	11,596
Salaries and employee benefits	11,199	2,041	--	13,240
Provision for loan losses	1,744	--	--	1,744
Other	7,564	1,262	(146)	8,680
Total operating expenses	32,131	3,303	(174)	35,260
Income before income taxes	9,189	784	--	9,973
Provision for income taxes	2,458	341	--	2,799
Net income	$ 6,731	$ 443	$ --	$ 7,174
Total assets	$ 733,734	$ 7,557	$ (1,380)	$ 739,911
Capital expenditures	$ 3,682	$ 3	$ --	$ 3,685

Competition

The Company faces significant competition for both loans and deposits. Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders. Its most direct competition for deposits has historically come from commercial banks, credit unions, savings banks, savings and loan associations and other financial institutions. Based upon total deposits at June 30, 2007 as reported to the Federal Deposit Insurance Corporation (the “FDIC”), the Company has the second largest share of deposits with 16.2% market share among the banking organizations operating in Loudoun County, Virginia. The Company’s Reston location, as of the latest FDIC report, is 0.02% of the $34.2 billion in deposits in the Fairfax County market. The Company’s Warrenton location, as of the latest FDIC report, is 3.1% of the $1.2 billion in deposits in the Fauquier County market. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

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

Middleburg Investment Advisors competes for its clients and accounts with other money managers and investment brokerage firms. Like the rest of the Company, Middleburg Investment Advisors is dedicated to quality service and high investment performance for its clients. Middleburg Investment Advisors has successfully operated in its markets for 26 years.

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

The Bank has three levels of lending authority. Individual loan officers are the first level and are limited to their lending authority. The second level is the Officers Loan Committee, which is composed of four officers of the Bank, including the Chairman and Chief Executive Officer, the President and the Senior Lending Officer. The Officers Loan Committee approves loans that exceed the individual loan officers’ lending authority and reviews loans to be presented to the Directors Loan Committee. The Directors Loan Committee is composed of six Directors, of which five are independent Directors. The Directors Loan Committee approves new, modified and renewed credits that exceed Officer Loan Committee authorities. The Chairman of the Directors Loan Committee is the Chairman and Chief Executive Officer of the Bank. A quorum is reached when four committee members are present, of which at least three must be independent Directors. An application requires four votes to receive approval by this committee. In addition, the Directors Loan Committee reports all new loans reviewed and approved to the Bank’s Board of Directors monthly. Monthly reports shared with the Directors Loan Committee include names and monetary amounts of all new credits in excess of $12,500 or which had been extended; a watch list including names, monetary amounts, risk rating and payment status; non accruals and charge offs as recommended and a list of overdrafts in excess of $1,500 and which have been overdrawn more than four days. The Directors Loan Committee also reviews lending policies proposed by management.

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements including commitments to extend credit. At December 31, 2007, commitments to extend credit totaled $97.4 million.

Construction Lending

The Bank makes local construction loans, primarily residential, and land acquisition and development loans. The construction loans are primarily secured by residential houses under construction and the underlying land for which the loan was obtained. At December 31, 2007, construction, land and land development loans outstanding were $96.6 million, or 15.0%, of total loans. Approximately 87.0% of these loans are concentrated in the Loudoun, Fairfax and Fauquier County, Virginia markets. The average life of a construction loan is approximately 12 months and it reprices monthly to meet the market, typically the prime interest rate plus one percent. Because the interest rate charged on these loans floats with the market, the construction loans help the Company in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 75% to 85% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrowing entity’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrowing entity’s principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. The Bank has an outside third party loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2007, commercial loans totaled $46.5 million, or 7.2% of total loans.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At December 31, 2007, commercial real estate loans aggregated $228.2 million, or 35.4%, of the Bank’s total loans.

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

The Bank also originates a non-conforming adjustable rate product (“ARM”) with a higher entry level rate and margin than that of the conforming adjustable rate products. This non-conforming loan provides yet another outlet for loans not meeting secondary market guidelines. The Bank keeps these loans in its loan portfolio. Interest rates on ARM products offered by the Bank are tied to fixed rates issued by the Federal Home Loan Bank of Atlanta plus a spread. The Bank’s ARM products contain interest rate caps at adjustment periods and rate ceilings based on a cap over and above the original interest rate.

At December 31, 2007, $250.9 million, or 38.9%, of the Bank’s loan portfolio consisted of one-to four-family residential real estate loans and home equity lines. Of the $250.9 million, $161.5 million were fixed rate mortgages while the remaining $89.4 million were adjustable rate mortgages. The fixed rate loans are typically 3, 5, 7 or 10 year balloon loans amortized over a 30 year period. The Bank has about $75.5 million in fixed rate loans that have maturities of 15 years or greater. Approximately $51.8 million of fixed rate loans have maturities of 5 years or less.

In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans and home equity lines of credit and loans. At December 31, 2007, the Bank had consumer loans of $20.2 million or 3.1% of gross loans. Such loans are generally made to customers with whom the Bank has a pre-existing relationship. The Bank currently originates all of its consumer loans in its geographic market area. Most of the consumer loans are tied to the prime lending rate and reprice monthly.

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

Payment of Dividends

The Company is a legal entity separate and distinct from its banking and non-banking subsidiaries. The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2007, the Bank paid $3.3 million in dividends to the Company and the non-banking subsidiaries paid $837,000 to the Company.

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

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. For example, depository institutions insured by the DIF that are “well capitalized” and that present few or no supervisory concerns are required to pay a minimum assessment of between .05% and .07% of assessable deposits annually for deposit insurance, while all other banks are required to pay premiums ranging from .10% to .43% of assessable deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

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

Under these regulations, a bank will be:

•

“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

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

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at an institution. For net transaction accounts in 2008, the first $9.3 million will be exempt from reserve requirements, compared to $8.5 million in 2007. A three percent reserve ratio will be assessed on net transaction accounts over $9.3 million up to and including $34.6 million, compared to $8.5 million up to and including $37.3 million in 2007. A ten percent reserve ratio will be applied above $34.6 million in 2008, compared to $37.3 million in 2007. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B:

•

limit the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus; and

•	require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate.

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

The GLBA contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are stricter than those contained in the act.

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

Middleburg Trust Company

Middleburg Trust Company operates as a trust subsidiary of Middleburg Investment Group, which is a subsidiary of the Company. It is subject to supervision and regulation by the Virginia State Corporation Commission’s Bureau of Financial Institutions and the Federal Reserve Board.

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

The Company’s (“We” or “Our”) operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. The risk factors applicable to us are the following:

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

As we continue to implement our growth strategy by opening new financial service centers, we expect to incur construction costs and increased personnel, occupancy and other operating expenses. We generally must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans to grow could depress our earnings in the short run, even if we efficiently execute this growth.

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

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage and home equity loans in the secondary market. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Based on our asset/liability position at December 31, 2007, a rise in interest rates would reduce our net interest income in the short term. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2007, approximately 35.4% and 38.9% of our $644.8 million total loan portfolio were secured by commercial and residential real estate, respectively. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could negatively impact us. While we are in one of the fastest growing real estate markets in the United States, risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

A loss of our senior officers could impair our relationship with our customers and adversely affect our business.

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

Due to the economic growth in our market area and the opening of new financial service centers, a significant portion of our loans have been originated in the past several years, and 30.2% were originated in the last 18 months. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as ‘seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Although we believe we have conservative underwriting standards, it is more difficult to assess the future performance of the loan portfolio due to the recent origination of many of the loans. Thus, there can be no assurance that charge-offs in the future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

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

We, through our bank subsidiary hold, 42.3% of the ownership interest in Southern Trust Mortgage. Because we do not own a majority of the voting rights in Southern Trust Mortgage, we are unable to control the board of directors or management. The management of Southern Trust Mortgage may make decisions that are not in our best interest and reduce the value of either our investment or the revenue stream that it provides through mortgage operations. If this occurs, it may adversely affect our net income and our balance sheet.

Banking regulators have broad enforcement power, but regulations are meant to protect depositors, and not investors.

The Company is subject to supervision by several governmental regulatory agencies. Bank regulations, and the interpretation and application of them by regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence earnings and growth. In addition, these regulations may limit the Company’s growth and the return to investors by restricting activities such as the payment of dividends, mergers with, or acquisitions by, other institutions, investments, loans and interest rates, interest rates paid on depositors and the creation of financial service centers. Information on the regulations that impact the Company are included in “Supervision and Regulation” beginning on page 10 above. Although these regulations impose costs on the Company, they are intended to protect depositors, and should not be assumed to protect the interest of shareholders. The regulations to which we are subject may not always be in the best interest of investors.

Trading in our common stock has been sporadic and volume has been light. As a result, shareholders may not be able to quickly and easily sell their common stock.

Although our common stock trades on the Nasdaq Capital Market and a number of brokers offer to make a market in common stock on a regular basis, trading volume to date has been limited and there can be no assurance that an active and liquid market for the common stock will develop.

Our directors and officers have significant voting power.

Our directors and officers beneficially own 16.5% of our common stock and may purchase additional shares of our common stock by exercising vested stock options. By voting against a proposal submitted to shareholders, the directors and officers may be able to make approval more difficult for proposals requiring the vote of shareholders such as mergers, share exchanges, asset sales and amendment to the Company’s articles of incorporation.

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

The Fort Evans Road, Leesburg facility was completed in July 2002 and is a one-story building of brick construction with approximately 3,500 square feet of floor space, located at 211 Fort Evans Road, NE, Leesburg, Virginia 20176. The office operates five teller windows, including three drive-up facilities and one drive-up automatic teller machine. The Bank owns this building. The Bank is in the process of constructing a new facility near the Fort Evans Road, Leesburg facility with the intention of relocating the Financial Service Center and ultimately selling the Fort Evans Road, Leesburg facility.

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

The Ashburn facility was relocated to 43325 Junction Plaza Ashburn, Virginia 20147 in January 2008 and is a one-story building of brick construction with approximately 4,000 square feet of floor space. The office is a financial service center with three drive-up facilities and a drive-up automated teller machine. The Bank owns this building, but leases the land upon which it resides. The initial term of the lease is 25 years, expiring October 5, 2032, with two five-year renewal options. The annual lease expense associated with this location is $325,000. The Bank is considering sub-leasing the original Ashburn office location at 20955 Professional Plaza, Suite 100, Ashburn, Virginia 20147. The initial term of this lease is 15 years, expiring May 31, 2014, with two five-year renewal options. The annual lease expense associated with this location is $101,000.

The Reston facility opened in November 2004 and consists of a one-story building of brick construction with approximately 3,500 square feet of floor space, located at 1779 Fountain Drive, Reston, Virginia, 20190. The office is a financial service center with three double-stack drive-up facilities and a drive-up automated teller machine. The Bank owns this building but leases the land upon which it resides. The initial term of the lease is 15 years, expiring October 31, 2019, with two five-year renewal options. The annual lease expense associated with this location is $231,000.

The Warrenton facility opened in October 2005 and consists of one-story building of brick construction with approximately 3,500 square feet of floor space, located at 530 Blackwell Road, Warrenton, Virginia, 20186. The office is a financial service center with a non-visible teller line with four tellers, a client service desk, a remote teller station, two drive-up lanes and a drive-up automated teller machine. The Bank leases this office. The initial term of the lease is 20 years, expiring February 28, 2025, with four five-year renewal options. The annual lease expense associated with this location is $154,000.

The Leesburg Operations Center building was completed June 2002. The building is Class A office space and is home to the deposit operations, loan operations, credit administration, mortgage banking and data processing departments of the Bank and the information technology, human resources, training, and marketing departments of the Company. This building is a two story building with 18,000 square feet of floor space, located at 106 Catoctin Circle, SE, Leesburg, Virginia 20175. The Bank owns this building.

Middleburg Trust Company leases its main office at 821 East Main Street in Richmond, Virginia. The lease is for a term of 15 years and will expire November 30, 2015, with no renewal options. The annual lease expense associated with this location is $190,000.

Middleburg Trust Company opened an office at 5372 Discovery Park Boulevard, Williamsburg, Virginia 23188 in February 2008. The office is approximately 2,250 square feet. The lease is for a term of five years, expiring January 14, 2012, with a five-year renewal option. The annual lease expense associated with this location is $49,500.

Middleburg Investment Advisors leases its main office at 1901 North Beauregard Avenue, Alexandria, Virginia, 22311. The lease, which was entered into in May 2003, is for a term of 5 years, with no renewal options. The space includes approximately 3,500 square feet of office space and 900 square feet of storage. The annual lease expense associated with this location is $113,000.

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

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market under the symbol “MBRG.” The high and low sale prices per share for the Company’s Common Stock for each quarter of 2006 and 2007, and the amount of cash dividends per share in each quarter, are set forth in the table below.

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low
2006: 1st quarter 2nd quarter 3rd quarter 4th quarter	36.25 35.73 34.75 36.99	30.63 29.55 30.65 33.50	0.19 0.19 0.19 0.19
2007: 1st quarter 2nd quarter 3rd quarter 4th quarter	36.55 34.00 32.80 31.50	32.00 31.64 28.43 19.61	0.19 0.19 0.19 0.19

As of March 13, 2007, the Company had approximately 483 shareholders of record and at least 2,072 additional beneficial owners of shares of Common Stock.

The Company historically has paid cash dividends on a quarterly basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in Item 1., “Business – Supervision and Regulation – Payment of Dividends,” above. The Company or the Bank has paid regular cash dividends for over 216 consecutive quarters.

The Company did not repurchase any shares of Common Stock during the fourth quarter of 2007. On June 16, 1999, the Company adopted a repurchase plan, which authorized management to purchase up to $5 million of the Company’s common stock from time to time. Subsequently, the plan was amended to authorize management to purchase up to 100,000 shares and to eliminate the $5 million limit. As of March 13, 2008, the Company has 24,084 shares eligible for repurchase under the plan.

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the NASDAQ Composite Index and the SNL $500M-$1B Bank Index as reported by SNL Financial LC, assuming an investment of $100 in shares of Common Stock on December 31, 2002, and the reinvestment of dividends.

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/30/06	12/31/07
Middleburg Financial Corporation	100.00	175.51	167.98	141.79	174.40	103.26
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.68
SNL $500M-$1B Bank Index	100.00	144.19	163.41	170.41	193.81	155.31

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated. The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2007, 2006, 2005, 2004 and 2003.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except ratios and per share data)
Balance Sheet Data:
Assets (1)	$841,400	$772,305	$739,911	$606,121	$509,404
Loans, net	638,692	564,750	520,511	345,703	258,112
Securities	129,142	135,435	149,591	174,388	194,581
Deposits	588,769	570,599	551,432	424,879	369,986
Shareholders’ equity	77,904	77,898	53,476	51,562	47,327
Average shares outstanding, basic (2)	4,506	4,132	3,803	3,804	3,770
Average shares outstanding, diluted (2)	4,578	4,223	3,906	3,920	3,867

Income Statement Data:
Interest income	$49,628	$45,398	$36,212	$26,667	$24,780
Interest expense	22,441	18,487	11,596	6,033	5,576
Net interest income	27,187	26,911	24,616	20,634	19,204
Provision for loan losses	1,786	499	1,744	796	575
Net interest income after
provision for loan losses	25,401	26,412	22,872	19,838	18,629
Non-interest income	7,832	8,420	8,945	8,476	9,499
Securities gains (losses)	(130)	(305)	76	118	422
Non-interest expense	29,455	23,210	21,920	18,559	16,887
Income before income taxes	3,648	11,317	9,973	9,873	11,663
Income taxes	584	3,299	2,799	2,781	3,444
Net income	3,064	8,018	7,174	7,092	8,219

Per Share Data: (2)
Net income, basic	$0.68	$1.94	$1.89	$1.86	$2.18
Net income, diluted	0.67	1.90	1.84	1.81	2.13
Cash dividends	0.76	0.76	0.76	0.76	0.69
Book value at period end	17.21	17.29	14.05	13.54	12.44
Tangible book value at period end	16.06	16.06	12.50	11.90	10.72

Asset Quality Ratios:
Non-performing loans to period end loans	1.03%	0.00%	0.02%	0.00%	0.14%
Non-performing loans to total assets	0.79	0.00	0.00	0.00	0.07
Net charge-offs (recoveries) to average loans	0.04	0.01	0.00	(0.01)	0.11
Allowance for loan losses to loans
outstanding at end of period	1.10	0.98	0.98	0.98	1.00

Selected Ratios:
Return on average assets	0.38%	1.05%	1.05%	1.29%	1.78%
Return on average equity	3.83	12.25	13.65	14.31	18.27
Dividend payout	111.76	39.41	40.21	40.76	31.69
Efficiency ratio (3)	81.25	63.85	63.32	61.92	57.00
Net interest margin (4)	3.77	3.97	4.11	4.29	4.75
Equity to assets	9.26	10.09	7.23	8.51	9.30
Tier 1 risk-based capital	11.55	12.79	11.10	14.20	14.40
Total risk-based capital	12.59	13.70	12.00	15.10	15.60
Leverage	9.44	10.26	8.70	10.20	11.30

(1)

Amounts have been adjusted to reflect the application of FASB Interpretation No. 46R. The common equity portion of the Trust Preferred entities has been deconsolidated and is included in Assets for all years reported.

(2)	Amounts have been adjusted to reflect a two-for-one stock split of the Common Stock in October 17, 2003.
(3)

The efficiency ratio is a key performance indicator in the Company’s industry. The Company monitors this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. It is a measure of the relationship between operating expenses to earnings. Net interest income on a tax equivalent basis for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 were $28,190,000, $27,705,000, $25,435,000, $21,507,000, and $20,135,000. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies,” below for additional information.

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

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, the Bank and Middleburg Investment Group. The Bank is a community bank serving Loudoun, Fairfax and Fauquier County, Virginia with seven full service facilities and two limited service facilities. Middleburg Investment Group is a non-bank holding company with two wholly owned subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors. Middleburg Trust Company is a trust company headquartered in Richmond, Virginia. Middleburg Investment Advisors is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 24 states.

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Middleburg Investment Group’s subsidiaries, Middleburg Trust Company and Middleburg investment Advisors, generate fee income by providing investment management and trust services to its clients. Investment management and trust fees are generally based upon the value of assets under management, and, therefore can be significantly affected by fluctuation in the values of securities caused by changes in the capital markets by providing investment loan losses.

In 2007, the Company continued to realize growth in both assets and net interest income. At December 31, 2007, total assets reached $841.4 million, an increase of 9.0%. Total assets at December 31, 2006 were $772.3 million. Total loans grew 13.2% from $569.5 million at December 31, 2006 to $644.8 million at December 31, 2007. Total deposits increased $18.2 million from $570.6 million at December 31, 2006 to $588.8 million at December 31, 2007. Lower cost deposits, including demand checking, interest checking and savings decreased $20.1 million or 5.4% from the year ended December 31, 2006 to $358.5 million for the year ended December 31, 2007. Higher cost time deposits, excluding brokered certificates of deposit, increased 14.6% or $24.4 million from the year ended December 31, 2006 to $190.8 million for the year ended December 31, 2007. The shift in the composition of deposits from lower cost demand deposits to higher cost time deposits contributed to the 26.5% increase in interest expense. The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, declined from 3.97% for the year ended December 31, 2006 to 3.77% for the year ended December 31, 2007. The decline is attributed to the 41 basis point increase in yield of total interest bearing liabilities as compared to the 15 basis point increase, on a tax equivalent basis, in yield of total interest bearing assets. Total non-interest expenses grew at a rate of 26.9% for the 2007 year compared to 2006. The increase of $6.2 million is primarily the result of a $5.0 million impairment charge the Company recognized on its investment in Southern Trust Mortgage. Although, the Company is focused on keeping growth in non-interest expense low in the future, because of the Company’s plans for growth and expansion, it is expected that non-interest expense will continue to grow in the future at a rate similar to previous years, excluding the impairment in equity investment in Southern Trust Mortgage. The Company remains well capitalized with risk-adjusted core capital and total capital ratios well above the regulatory minimums. Asset quality measures also remained consistently strong throughout the year. The loan loss provision increased, when compared to 2006, as a result of loan growth as well as increases in non-performing loans.

With the creation of Middleburg Investment Group, the Company has expanded the integration of Middleburg Trust Company, Middleburg Investment Advisors and the Bank’s investment services department into a more focused wealth management program for all of the Company’s clients. The Company intends to make each of its wealth management services available within all of its financial service centers. Also, through the affiliation with Southern Trust Mortgage, the Bank plans to continue to increase its loan portfolio by purchasing high credit quality, low loan to value first deeds of trusts on residential property. The Bank plans to continue its focus on low cost deposit growth with advertising campaigns and product development. Management has developed a growth strategy that includes expansion into Sterling, Virginia (Loudoun County) in 2008. Other markets under consideration include Herndon and Chantilly (Fairfax County). Management will look for key lenders in those markets to join the Company’s team to generate earning assets and awareness prior to the facility opening.

The Company is not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on the registrant’s liquidity, capital resources or results of operations.

Recent Financial Developments

In February 2008, one of the owners of an interest in Southern Trust Mortgage withdrew from the partnership. The departure of the owner changed the Bank’s ownership percentage to 42.3%. Prior to the departure, the Bank’s ownership interest was 41.8%.

In February 2008, the Company opened a $5.0 million line of credit to Southern Trust Mortgage. As of March 13, 2008, $4.0 million was outstanding. The line of credit is secured by residential construction loans.

In February 2008, the Company opened a trust facility in Williamsburg, Virginia. The Company is currently leasing a 2,250 square foot office. The annual lease expense associated with this location is $49,500.

In January 2008, the Company relocated the Ashburn Financial Service Center. The new facility is owned by the Company, while the land is leased. The annual lease expense associated with this location is $325,000. The Company has closed the old Ashburn Financial Service Center and is currently considering options, including subleasing the facility. The annual lease expense associated with the old location is $101,000.

During the third quarter of 2007, the Company offered a high yield, short-term certificate of deposit. The certificate of deposit promotion resulted in $36.0 million in new deposits.

The Company had $25.1 million in brokered deposits at December 31, 2006. During the second quarter of 2007 the Company issued $26.8 million in brokered certificates of deposit. At December 31, 2007, $39.4 million of the brokered certificates remained outstanding. These new brokered certificates of deposits contributed to a 2.5% increase in total deposits at December 31, 2007.

In May 2007, the Company purchased an additional bank-owned life insurance policy on the Company’s President in the amount of $485,000.

In February 2007, the Company opened a limited service facility in Marshall, Virginia. The Company is currently leasing a 900 square foot office. The Company plans to expand its presence in this community in the future.

Critical Accounting Policies

General

The financial condition and results of operations presented in the Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements and this section are, to some degree, dependent upon the accounting policies of the Company. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

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

Intangibles and Goodwill

The Company has approximately $5.2 million in intangible assets and goodwill at December 31, 2007, a decrease of $338,000 since December 31, 2006. On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using FAS 141 and 142 as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years. The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $5.2 million in intangible assets and goodwill at December 31, 2007 is attributable to the Company’s investment in Middleburg Trust Company.

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

Results of Operations

Net Income

Net income for 2007 was $3.1 million, a decrease of 61.8% from the 2006 net income of $8.0 million. Net income for 2006 increased 11.8% from 2005’s net income of $7.2 million. For 2007, earnings per diluted share were $0.67, which includes a loss, net of tax of $0.72 per diluted share as the result of the impairment in equity investment in Southern Trust Mortgage, compared to $1.90 and $1.84 for 2006 and 2005, respectively.

Return on average assets (“ROA”) measures how effectively the Company employs its assets to produce net income. The ROA for the Company decreased to 0.38% for the year ended December 31, 2007 from 1.05% for same period in 2006. The ROA for 2005 was 1.05%. Return on average equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total average equity capital invested. ROE decreased to 3.8% for the year ended December 31, 2007. ROE was 12.3% and 13.7% for the years ended December 31, 2006 and 2005, respectively.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities as of December 31. Non-accrual loans are included in the loan average balances.

Average Balances, Income and Expenses, Yields and Rates

(Years Ended December 31)

		2007			2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Assets :
Securities:
Taxable	$ 86,776	$ 4,524	5.21%	$ 113,978	$ 5,641	4.95%	$ 131,007	$ 5,649	4.31%
Tax-exempt (1) (2)	41,524	2,947	7.10%	31,992	2,330	7.28%	32,773	2,404	7.34%
Total securities	$ 128,300	$ 7,471	5.82%	$ 145,970	$ 7,971	5.46%	$ 163,780	$ 8,053	4.92%
Loans
Taxable	$ 615,198	$ 42,958	6.98%	$ 550,805	$ 38,156	6.93%	$ 453,566	$ 28,940	6.38%
Tax-exempt (1)	27	3	11.11%	77	7	9.09%	163	13	7.98%
Total loans	$ 615,225	$ 42,961	6.98%	$ 550,882	$ 38,163	6.93%	$ 453,729	$ 28,953	6.38%
Federal funds sold	3,195	160	4.98%	953	48	5.04%	546	18	3.30%
Interest bearing deposits in
other financial institutions	730	39	5.34%	235	11	4.68%	250	7	2.80%
Total earning assets	$ 747,450	$ 50,631	6.77%	$ 698,040	$ 46,193	6.62%	$ 618,305	$ 37,031	5.99%
Less: allowances for credit losses	(6,005)			(5,377)			(4,331)
Total nonearning assets	70,433			68,387			64,736
Total assets	$ 811,878			$ 761,050			$ 678,710

Liabilities:
Interest-bearing deposits:
Checking	$ 140,045	$ 3,427	2.45%	$ 141,160	$ 3,289	2.33%	$ 95,837	$ 1,111	1.16%
Regular savings	52,167	1,021	1.96%	54,242	934	1.72%	44,784	555	1.24%
Money market savings	54,558	618	1.13%	67,305	665	0.99%	88,939	597	0.67%
Time deposits:
$100,000 and over	118,964	5,958	5.01%	97,140	4,442	4.57%	77,995	2,584	3.31%
Under $100,000	86,083	3,773	4.38%	62,609	2,365	3.78%	60,764	1,677	2.76%
Total interest-bearing deposits	$ 451,817	$ 14,797	3.27%	$ 422,456	$ 11,695	2.77%	$ 368,319	$ 6,524	1.77%

Federal Home Loan Bank Advances	51,659	2,825	5.47%	34,795	1,830	5.26%	30,563	1,083	3.54%
Securities sold under agreements
to repurchase	43,769	1,868	4.27%	36,838	1,529	4.15%	34,696	934	2.69%
Long-term debt	60,018	2,926	4.88%	68,814	3,390	4.93%	65,759	3,021	4.59%
Federal funds purchased	447	25	5.59%	860	44	5.12%	987	34	3.44%
Total interest-bearing liabilities	$ 607,710	$ 22,441	3.69%	$ 563,763	$ 18,488	3.28%	$ 500,324	$ 11,596	2.32%
Non-interest bearing liabilities
Demand deposits	117,942			127,943			122,978
Other liabilities	6,128			3,918			2,667
Total liabilities	$ 731,780			$ 695,624			$ 625,969
Shareholders’ equity	80,098			65,426			52,741
Total liabilities and Shareholders’ equity	$ 811,878			$ 761,050			$ 678,710

Net interest income		$ 28,190			$ 27,705			$ 25,435

Interest rate spread			3.08%			3.34%			3.67%
Interest expense as a percent of
average earning assets			3.00%			2.65%			1.88%
Net interest margin			3.77%			3.97%			4.11%

(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2)	Income and yields include dividends on preferred securities that are 70% excludable for tax purposes.

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

Net interest income on a fully tax-equivalent basis was $28.2 million for the year ended December 31, 2007. This is an increase of 1.7% over the $27.7 million reported for the same period in 2006. Net interest income for 2006 increased 9.1% over the $25.4 million reported for 2005. The increase in net interest income in 2006 resulted primarily from the 12.9% growth in average earning assets. The net interest margin decreased 20 basis points to 3.77% in 2007. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2007, 2006 and 2005 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Year Ended December 31,
(in thousands)	2007	2006	2005
GAAP measures:
Interest Income – Loans	$ 42,960	$ 38,161	$ 28,949
Interest Income - Investments & Other	6,668	7,237	7,263
Interest Expense – Deposits	14,797	11,694	6,524
Interest Expense - Other Borrowings	7,644	6,793	5,072
Total Net Interest Income	$ 27,187	$ 26,911	$ 24,616
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Loans	$ 1	$ 2	$ 4
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	1,002	792	807
Tax Benefit Realized on Non-Taxable Interest Income - Corporate Securities	--	--	8
Total Tax Benefit Realized on Non-Taxable Interest Income	$ 1,003	$ 794	$ 819
Total Tax Equivalent Net Interest Income	$ 28,190	$ 27,705	$ 25,435

The increase in net interest income in 2007 resulted from the 13.1% growth in loans, net of deferred costs and allowance for loan losses. The average balance in the securities portfolio decreased by $17.7 million, while the tax-equivalent yield increased 36 basis points to 5.82%. The average loan portfolio volume increased 11.7% during 2007. The average yield on the loan portfolio increased five basis points. Loan demand was strongest in the second and third quarters of 2007.

The average balance of interest bearing accounts (interest bearing checking, savings and money market accounts) declined 6.1% to $246.8 million at December 31, 2007. The cost of such funding increased 19 basis points over the year ended December 31, 2006. The average balance of interest bearing checking decreased 0.8% with a corresponding cost increase of 12 basis points. The average balances in time deposits increased 28.4%, while the interest expense associated with these deposits increased 43.0% or $2.9 million. The Company offered a high yield, short-term certificate of deposit in the third quarter of 2007. As of December 31,

2007 the interest expense related to this certificate of deposit was $896,000. The increase of time deposits greater than $100,000 was $21.8 million. These deposits typically have higher cost when compared to all other interest bearing deposits and do not include brokered certificates of deposit.

During 2007, the Company’s reliance on other funding sources increased on average by $14.6 million with a related increase in interest expense of $851,000. The Company increased its average Federal Home Loan Bank advances by $16.9 million. Much of the increase in borrowings was related to the funding the growth in the Bank’s loan portfolio. Total interest expense for 2007 was $22.4 million, an increase of $4.0 million compared to the total interest expense for 2006.

Management believes that the net interest margin could continue to compress during 2008. Based on conservative internal interest rate risk models and the assumption of a sustained declining rate environment, the Company expects net interest income to trend downward slightly throughout the next 12 months as loan related assets reprice and funding costs gradually decline. The expected decrease to net interest income could be 1.79% or $501,000 in a 12 month period of falling rates of 200 basis points. It is anticipated that increased growth in earning assets will help mitigate the above mentioned impact to the Company’s net interest margin. The Asset/Liability Management Committee continues to focus on various strategies to maintain the net interest margin.

The average yield on the loan portfolio increased 55 basis points in 2006. Growth in the loan portfolio combined with the increase in loan yields to produce a 31.8% increase in loan interest income. Loan demand continued to remain strong and the Bank added commercial lenders in markets in which the Bank opened new facilities.

The average balance in the securities portfolio decreased by $17.8 million in 2006, while the tax-equivalent yield increased 54 basis points to 5.46%. The decrease in balance resulted in a decrease in income of $82,000 or 1.0% for the year ended December 31, 2006, compared with the same period in 2005. The increase in yield helped offset the impact of the decrease in the portfolio balance.

The average balance of low cost interest bearing accounts (interest bearing checking, savings and money market accounts) grew 14.4% to $262.7 million at December 31, 2006. The cost of such funding increased 87 basis points during the year ended December 31, 2006. The average balances in certificates of deposit increased 15.1%, while the cost of such funding increased 119 basis points or $2.5 million as a result of the steady rise in short term interest rates.

During 2006, the Company’s reliance on other funding sources increased on average by $9.3 million with a related increase in interest expense of only $1.7 million. The Company increased its average long term borrowings (from the Federal Home Loan Bank) by $4.2 million. Much of the increase in borrowings was related to the funding the growth in the Bank’s loan portfolio. Total interest expense for 2006 was $18.5 million, an increase of $6.9 million compared to the total interest expense for 2005.

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

Volume and Rate Analysis

(Tax Equivalent Basis)

(Years Ended December 31)

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due			Increase (Decrease) Due
	to Changes in:			to Changes in:
	(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$ (1,439)	$ 322	$ (1,117)	$ (66)	$ 58	$ (8)
Tax-exempt (1) (2)	675	(58)	617	(57)	(17)	(74)
Loans:
Taxable	4,494	308	4,802	6,584	2,632	9,216
Tax-exempt (1)	(6)	2	(4)	(8)	2	(6)
Federal funds sold	113	(1)	112	18	12	30
Interest bearing deposits in other
financial institutions	26	2	28	--	4	4
Total earning assets	$ 3,863	$ 575	$ 4,438	$ 6,471	$ 2,691	$ 9,162

Interest-Bearing Liabilities:
Interest checking	$ (26)	$ 164	$ 138	$ 695	$ 1,483	$ 2,178
Regular savings deposits	(34)	121	87	133	246	379
Money market deposits	(207)	160	(47)	(72)	140	68
Time deposits
$100,000 and over	1,065	451	1,516	729	1,129	1,858
Under $100,000	986	422	1,408	52	636	688
Total interest bearing deposits	$ 1,784	$ 1,318	$ 3,102	$ 1,537	$ 3,634	$ 5,171
Federal Home Loan Bank
Advances	$ 920	$ 75	$ 995	$ 166	$ 581	$ 747
Securities sold under agreement
to repurchase	295	44	339	61	534	595
Long-term debt	(429)	(35)	(464)	144	225	369
Federal funds purchased	(24)	5	(19)	(4)	14	10
Total interest bearing
liabilities	$ 2,546	$ 1,407	$ 3,953	$ 1,904	$ 4,988	$ 6,892

Change in net interest income	$ 1,317	$ (832)	$ 485	$ 4,567	$ (2,297)	$ 2,270

(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2)	Income and yields include dividends on preferred securities that are 70% excludable for tax purposes.

Provision for Loan Losses

The Company’s loan loss provision during 2007 and 2006 was $1.8 million and $499,000, respectively. The Company is committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section below.

Non-interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability. Management recognizes this and continues to review and consider areas where non-interest income can be increased. Non-interest income includes fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company and Middleburg Investment Advisors. The Bank’s share of income from its equity investment in Southern Trust Mortgage is also included in non-interest income. Non-interest income (excluding securities gains and losses) decreased 7.0% to $7.8 million for the year ended December 31, 2007, compared to $8.4 million for 2006.

Service charges, which include deposit fees and certain loan fees, increased 5.7% to $2.6 million for the year ended December 31, 2007, compared to $2.5 million for the year ended December 31, 2006. ATM fees and overdraft fees increased 9.9% and 9.8%, respectively for the year ended December 31, 2007 compared to December 31, 2006. Investment advisory fees from Middleburg Investment Advisors were $2.2 million for the year ended December 31, 2007. Investment advisory fees were relatively unchanged for the year ended December 31, 2007 compared to the 2006 investment advisory fee amount of $2.2 million. Middleburg Investment Advisors is predominantly a fixed income money manager that bases its fee upon the market value of the accounts under management. Assets under management at Middleburg Investment Advisors decreased 4.7% or $27.3 million to $555.2 million at December 31, 2007. Middleburg Trust Company produced fiduciary fees that increased 11.2% to $2.2 million for the year ended December 31, 2007, compared to $1.9 million for the same period in 2006. Assets under management at Middleburg Trust Company decreased 7.1% or $45.8 million to $602.3 million at December 31, 2007. The decline in assets under management at both Middleburg Investment Advisors and Middleburg Trust Company resulted mostly from distributions, not account closings. Assets under management include intercompany assets of $97.8 million. Fiduciary fees are also based primarily upon the market value of the accounts under administration.

Investment services fees decreased to $535,000 for the year ended December 31, 2007, compared to $554,000 for the year ended December 31, 2006. The Company currently has two financial consultants who are available to each of the Company’s clients, compared to three financial consultants in 2006. The Company is currently recruiting to fill open positions within this department.

The equity earnings in Southern Trust Mortgage decreased 144.6% or $983,000 from $680,000 for the year ended December 31, 2006 to a loss of $303,000 for the 2007 year. Southern Trust Mortgage closed $822.7 million in loans for the year ended 2007, compared to $938.8 million in loans for the year ended 2006, with 56.4% of its production attributable to purchase money financings in 2007 compared with 58.8% in 2006. Mortgage banking operations were negatively impacted by decreased production levels and narrowed margins resulting from shifts in the mix of retail and wholesale loan volume. Additionally, earnings were negatively impacted by increased operational expenses with the hiring of several loan producers and support staff with the objective of increasing future loan production levels. Southern Trust Mortgage experienced an increase in problem and repurchased loans during the third quarter of 2007. Accordingly, Southern Trust Mortgage’s earnings were also negatively impacted by the need to establish an adequate allowance for estimated loan losses during the fourth quarter of 2007 in connection with these loans. The majority of the problem loans are due to credit risk in their construction portfolio and early payment defaults of loans sold to investors, both of which are issues facing mortgage bankers in the current economic climate. Southern Trust Mortgage had taken a proactive approach in addressing the problem loans. In early 2007, Southern Trust Mortgage implemented credit overlays or increased underwriting thresholds and re-negotiated early payment default periods. These steps have helped mitigate the risks inherent in its portfolio. Southern Trust Mortgage continues to analyze the problem loans and its construction portfolio as well as refine its methodology to estimate the expected loss and required reserve.

Income earned from the Bank’s $11.3 million investment in Bank Owned Life Insurance (BOLI) contributed $450,000 to total other income for the year ended December 31, 2007. The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004 and an additional 485,000 in the second quarter of 2007 to help subsidize increasing employee benefit costs and expenses related to the restructuring of its supplemental retirement plans.

Non-interest income (excluding securities gains and losses) decreased 5.9% to $8.4 million for the year ended December 31, 2006, compared to $8.9 million for 2005.

Service charges, which include deposit fees and certain loan fees, increased 6.8% to $2.5 million for the year ended December 31, 2006, compared to $2.3 million for the year ended December 31, 2005. Investment advisory fees of $2.2 million for the year ended December 31, 2006 are from Middleburg Investment Advisors. Investment advisory fees increased 2.5% for the year ended December 31, 2006 compared to 2005 investment advisory fee amount. Middleburg Trust Company produced fiduciary fees that increased 6.6% to $1.9 million for the year ended December 31, 2006, compared to $1.8 million for the same period in 2005.

Investment sales fees decreased to $554,000 for the year ended December 31, 2006, compared to $676,000 for the year ended December 31, 2005. At December 31, 2006, the Company had three financial consultants available to the Company’s clients, compared to four financial consultants in 2005.

Non-interest income (excluding securities gains and losses) for 2005 increased 5.5% to $8.9 million from $8.5 million in 2004.

Non-interest Income

(Years Ended December 31)

	2007	2006	2005
	(In thousands)
Service charges, commissions and fees	$ 2,619	$ 2,477	$ 2,319
Trust fee income	2,162	1,945	1,824
Investment advisory fee income	2,193	2,169	2,116
Commission on investment sales	535	554	676
Equity earnings in affiliate	(303)	680	1,529
Bank-owned life insurance	450	436	458
Other operating income	176	159	23
Non-interest income	$ 7,832	$ 8,420	$ 8,945
Gains (losses) on securities available for sale, net	(130)	(305)	76
Total non-interest income	$ 7,702	$ 8,115	$ 9,021

Non-interest Expense

Non-interest expense increased 26.9% to $29.5 million for the year ended December 31, 2007, compared to $23.2 million for 2006. Non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead costs. In the fourth quarter of 2007, the Company recognized impairment on its investment in Southern Trust Mortgage of $5.0 million, which is included in the $6.2 million increase in non-interest expense. When taken as a percentage of total average assets for the year ended December 31, 2007, the expense was 3.6% of total average assets, an increase from 3.0% for the same period in 2006.

Salaries and employee benefits decreased $133,000 to $13.6 million when comparing the year ended December 31, 2007 to the same period in 2006. The Company had 176 full-time equivalent employees at December 31, 2007 compared with 168 at December 31, 2006.

Net occupancy and equipment expenses increased 9.1% to $3.3 million for the year ended December 31, 2007, compared to $3.0 million for the same period in 2006. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Advertising expense decreased 6.5% in 2007 to $535,000, compared to $572,000 in 2006.

Computer operations expense increased from $982,000 for the year ended December 31, 2006 to $1.1 million for the year ended December 31, 2007. The increase is related to increased maintenance costs of in-house core operating and support systems resulting mostly from the Company’s growth.

Advisory fees expense increased 17.3% to $359,000 for the year ended December 31, 2007. The increase is the result of additional costs related to the valuation of the Company’s investment in Southern Trust Mortgage.

Other tax expense increased 27.4% or $137,000 to $637,000 for the year ended December 31, 2007 from $500,000 for the year ended December 31, 2006. The increase was mainly the result of the Bank’s franchise tax, which is paid to the state in lieu of an income tax and is based on the Bank’s equity capital. The Bank’s equity capital increased as a result of the stock offering in 2006.

Impairment on equity investment is due to a one-time reduction in the carrying value of the Company’s equity investment in Southern Trust Mortgage. As previously disclosed in the September 30, 2007 Form 10-Q, the Company engaged an independent firm to assist in valuing its investment in Southern Trust Mortgage. As a result of the valuation, the Company recognized a non-cash impairment charge of $5.0 million.

The Company experienced increases in various other expense categories including audit fees, legal fees, educational expenses, recruiting expenses and travel expenses. Additionally, approximately $247,000 in due diligence costs was recognized in other expense during the fourth quarter of 2007 as potential financial service center locations became no longer viable or desirable.

Non-interest expense increased 5.9% to $23.2 million in 2006. The growth in salary expense was 3.4% during 2006. Additions to staff to support retail branching, commercial lending and wealth management contributed to the increase in salaries and employee benefits during 2006. Additions to building and premises contributed to the 8.1% increase in net occupancy and equipment expenses for the year ended December 31, 2006, compared to the same period in 2005. Advertising expense increased 49.0% in 2006 to $572,000. Computer operations expense increased from $868,000 for the year ended December 31, 2005 to $982,000 for the year ended December 31, 2006. The increase is related to additional software for the set-up of the new non-bank holding company, Middleburg Investment Group and client relationship management software. Other tax expense increased 7.5% to $500,000 for the year ended December 31, 2006. The increase was mainly the result of the Bank’s franchise tax, which is paid to the state in lieu of an income tax and is based on the Bank’s equity capital.

Total non-interest expenses increased 18.1% to $21.9 million in 2005. Included in 2005 other operating expenses were one time charges related to severance payments, reductions in cash surrender values related to split-dollar insurance policies and some equity adjustments for ownership in BI Investments, the Company’s broker-dealer.

Non-interest Expenses

(Years Ended December 31)

	2007	2006	2005
	(In thousands)
Salaries and employee benefits	$ 13,557	$ 13,690	$ 13,240
Net occupancy and equipment expense	3,300	3,024	2,798
Advertising	535	572	384
Computer operations	1,075	982	868
Advisory fees	359	306	280
Other taxes	637	500	465
Impairment in affiliate	5,012	--	--
Other operating expenses	4,980	4,136	3,885
Total	$ 29,455	$ 23,210	$ 21,920

Income Taxes

Reported income tax expense was $584,000 for the year ended December 31, 2007, compared to $3.3 million for the same period in 2006. The effective tax rate for 2007 was 16.0% compared to 29.2% in 2006 and 28.1% in 2005. Note 10 of the Company’s Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and the Company’s actual income tax expense. Also included in Note 10 to the Consolidated Financial Statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2007.

Summary of Financial Results by Quarter

The following table summarizes the major components of the Company’s results of operations for each quarter of the last three fiscal years.

	2007 Quarter Ended

(Dollars in thousands except per share)	March 31	June 30	September 30	December 31

Net interest income	$ 6,809	$ 6,7776	$ 6,795	$ 6,807
Net interest income after provision
for loan losses	6,657	6,369	6,516	5,859
Non-interest income	2,057	2,352	2,166	1,257
Net securities gains (losses)	--	--	--	(130)
Non-interest expense	5,719	6,139	6,077	11,520
Income before income taxes	2,995	2,582	2,605	(4,534)
Net income	2,146	1,865	1,888	(2,835)
Diluted earnings per common share	$ 0.47	$ 0.41	$ 0.41	$ (0.62)
Dividends per common share	0.19	0.19	0.19	0.19

	2006 Quarter Ended

(Dollars in thousands except per share)	March 31	June 30	September 30	December 31

Net interest income	$ 6,611	$ 6,717	$ 6,786	$ 6,797
Net interest income after provision
for loan losses	6,361	6,604	6,731	6,716
Non-interest income	2,091	2,251	2,213	1,865
Net securities gains (losses)	--	1	--	(306)
Non-interest expense	5,546	5,869	5,589	6,206
Income before income taxes	2,906	2,987	3,355	2,069
Net income	2,048	2,102	2,336	1,532
Diluted earnings per common share	$ 0.52	$ 0.54	$ 0.52	$ 0.32
Dividends per common share	0.19	0.19	0.19	0.19

	2005 Quarter Ended

(Dollars in thousands except per share)	March 31	June 30	September 30	December 31

Net interest income	$ 5,623	$ 6,107	$ 6,352	$ 6,534
Net interest income after provision
for loan losses	5,151	5,438	6,035	6,248
Non-interest income	1,976	2,285	2,628	2,056
Net securities gains (losses)	-	(21)	273	(176)
Non-interest expense	5,120	5,315	5,559	5,926
Income before income taxes	2,007	2,387	3,377	2,202
Net income	1,409	1,737	2,409	1,619
Diluted earnings per common share	$ 0.36	$ 0.45	$ 0.62	$ 0.41
Dividends per common share	0.19	0.19	0.19	0.19

Financial Condition

Assets, Liabilities and Shareholders Equity

The Company’s total assets were $841.4 million as of December 31, 2007 up $69.1 million or 9.0% from the $772.3 million level at December 31, 2006. Securities decreased $6.3 million or 4.7% from 2006 to 2007. Loans, net of allowance for loan losses and deferred loan costs, increased by $73.9 million or 13.1% from 2006 to 2007. Total liabilities were $763.5 million as of December 31, 2007, compared to $694.4 million as of December 31, 2006. The increase in borrowings and other liabilities of $50.9 million was offset by the increase in deposits of $18.2 million. Total shareholders’ equity at year end 2007 and 2006 was $77.9 million and $77.9 million, respectively.

Loans

The Company’s loan portfolio is its largest and most profitable component of earning assets, totaling 82.3% of average earning assets. In 2007, the Company placed greater focus to maintaining high credit quality loans and increasing loan yields. The tax equivalent yield on loans increased five basis points to 6.98% while non-accrual loans and loans past due more than 90 days was less than 1.04% of average loans. The Company continues to focus on loan portfolio growth and diversification as a means of increasing earnings. Total loans were $644.8 million at December 31, 2007, an increase of 13.2% from December 31, 2006’s total of $569.5 million.

Total loans increased 8.5% from $524.8 million at December 31, 2005 to $569.5 million at December 31, 2006. The total loan to deposit ratio increased to 109.5% at December 31, 2007, compared to 99.8% at December 31, 2006 and 95.2% at December 31, 2005.

Loan Portfolio

(At December 31)

	2007	2006	2005	2004	2003
	(In thousands)

Commercial, financial and agricultural	$ 46,482	$ 37,501	$ 28,388	$ 27,162	$ 20,360
Real estate construction	96,576	69,033	88,312	45,503	30,239
Real estate mortgage:
Residential (1-4 family)	202,822	189,341	174,998	114,418	83,919
Home equity lines	48,039	39,670	35,880	21,247	11,275
Non-farm, non-residential (1)	228,217	216,232	177,198	125,284	100,655
Agricultural	2,476	2,473	2,894	3,135	2,441
Consumer installment	20,237	15,253	17,128	12,075	11,828
Total Loans	$ 644,849	$ 569,503	$ 524,798	$ 348,824	$ 260,717
Add: Deferred loan costs (2)	936	829	856	297	-
Less: Allowance for loan losses	7,093	5,582	5,143	3,418	2,605
Net loans	$ 638,692	$ 564,750	$ 520,511	$ 345,703	$ 258,112

(1)	This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.
(2)	The Company implemented SFAS No. 91 in 2004.

At December 31, 2007, residential real estate (1-4 family) portfolio loans constituted 31.5% of total loans and increased $13.5 million during the year. Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans. Real estate construction loans increased to $96.6 million at December 31, 2007 and represent 15.0% of the total loan portfolio. The Company’s one time closing construction/permanent loan product competes successfully in a high growth market like Loudoun County because the Company is local and can respond quickly to inspections and construction draw requests. Non-farm, non-residential real estate loans are typically owner-occupied commercial buildings. Non-farm, non-residential loans were 35.4% of the total loan portfolio at December 31, 2007. The increase in the non-farm, non-residential real estate loans is the result of the Company’s diversification strategy. The branch network has helped to support the loan portfolio diversification, such as increased commercial real estate loans. Home equity lines and agricultural real estate loans were 7.5% and 0.4% of total loans, respectively, at December 31, 2007.

The Company’s commercial, financial and agricultural loan portfolio consists of secured and unsecured loans to small businesses. At December 31, 2007, these loans comprised 7.2% of the total loan portfolio. This portfolio increased 24.0% in 2007 to $46.5 million. The Company’s market area, Loudoun County, had been identified as one of the fastest growing counties with the fastest rate of job creation in the country. The market’s growth has contributed to the improved local economy, commercial spending and therefore the Company’s increased commercial loan demand. Consumer installment loans primarily consist of unsecured installment credit and account for 3.1% of the total loan portfolio.

Consistent with its focus on providing community-based financial services, the Company generally does not extend loans outside its principal market area. The Company’s market area for its lending services encompasses Fairfax, Fauquier and Loudoun Counties, where it operates full service financial centers.

The Company’s unfunded loan commitments totaled $97.4 million at December 31, 2007 and $103.3 million at December 31, 2006. The decrease in the amount of unfunded commitments is attributed to the decline in real estate construction credit line products.

At December 31, 2007, the Company had no concentration of loans in any one industry in excess of 10% of its total loan portfolio. However, because of the nature of the Company’s market, loan collateral is predominantly real estate.

The following table reflects the maturity distribution of selected loan categories:

Remaining Maturities of Selected Loan Categories

(At December 31, 2007)

	Commercial,	Real
	Financial and	Estate
	Agricultural	Construction
(In thousands)

Within 1 year	$ 5,976	$ 56,280
Variable Rate:
1 to 5 years	$ 23,148	$ 11,428
After 5 years	749	574
Total	$ 23,897	$ 12,002
Fixed Rate:
1 to 5 years	$ 12,806	$ 27,245
After 5 years	3,803	1,049
Total	$ 16,609	$ 28,294

Total Maturities	$ 46,482	$ 96,576

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There were $6.6 million total non-performing assets, which consist of non-accrual loans, restructured loans and foreclosed property at December 31, 2007. This is an increase of $6.6 million from the December 31, 2006 balance of $0. The increase is in the category of non-accrual loans, which are loans with payments that are typically more than 90 days past due. Non-performing assets were $88,000 at December 31, 2005.

Non-performing Assets

Loans are placed on non-accrual status when collection of principal and interest is doubtful, generally when a loan becomes 90 days past due. There are three negative implications for earnings when a loan is placed on non-accrual status. First, all interest accrued but unpaid at the date that the loan is placed on non-accrual status is either deducted from interest income or written off as a loss. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses that require additional provisions for loan losses to be charged against earnings. For real estate loans, upon foreclosure, the balance of the loan is transferred to “Other Real Estate Owned” (“OREO”) and carried at the lower of the outstanding loan balance or the fair market value of the property based on current appraisals and other current market trends, less selling costs. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off against the allowance for loan losses. A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value, additional write downs of the property value are charged directly to operations.

Non-performing Assets

(At December 31)

	2007	2006	2005	2004	2003
	(Dollars in thousands)

Non-accrual loans	$ 6,635	$ -	$ 88	$ 1	$ 365
Restructured loans	-	-	-	-	-
Foreclosed property	-	-	-	-	-

Total non-performing assets	$ 6,635	$ -	$ 88	$ 1	$ 365

Accruing loans greater than
90 days past due	$ 30	$ 19	$ 31	$ -	$ -

Allowance for loan losses
to non-performing assets	107%	0%	5844%	341800%	714%

Non-performing assets to
period end loans	1.03%	0.00%	0.02%	0.00%	0.14%

During 2007 and 2006, approximately $240,000 and $0, respectively, in additional interest income would have been recorded if the Company’s non-accrual loans had been current and in accordance with their original terms.

At December 31, 2007, the Bank had $1.3 million in potential problem loans not included in its impaired loan disclosure in the notes to the financial statements, which the Bank defines as loans in which management has information about possible credit problems of borrowers that causes serious doubts as to the ability of the borrowers to comply with the present loan payment terms and would require disclosure regardless of status.

The allowance for loan losses was 107% of non-performing loans at December 31, 2007 as the Bank had $6.6 million in non-performing assets on that date. At December 31, 2006 and 2005 the allowance for loan losses was 0% and 5,844% of non-performing loans, respectively. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

Allowance For Loan Losses

For a discussion of the Company’s accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

Allowance for Loan Losses

(Years Ended December 31)

	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance, beginning of period	$ 5,582	$ 5,143	$ 3,418	$ 2,605	$ 2,307
Loans charged off:
Commercial, financial, and agricultural	76	-	5	31	-
Real estate construction	-	-	-	-	-
Real estate mortgage	-	-	-	-	-
Consumer installment	263	112	74	137	304
Total loans charged off	$ 339	$ 112	$ 79	$ 168	$ 304
Recoveries:
Commercial, financial, and agricultural	$ -	$ -	$ 5	$ 57	$ 2
Real estate construction	-	-	-	-	-
Real estate mortgage	-	-	-	67	-
Consumer installment	64	52	55	61	25
Total recoveries	$ 64	$ 52	$ 60	$ 185	$ 27
Net charge offs (recoveries)	275	60	19	(17)	277
Provision for loan losses	1,786	499	1,744	796	575
Balance, end of period	$ 7,093	$ 5,582	$ 5,143	$ 3,418	$ 2,605

Ratio of allowance for loan losses
to loans outstanding at end of period	1.10%	0.98%	0.98%	0.98%	1.00%

Ratio of net charge offs to average
loans outstanding during period	0.04%	0.01%	0.00%	-0.01%	0.11%

The allowance for loan losses was $7.1 million at December 31, 2007, an increase of $1.5 million from $5.6 million at December 31, 2006. During 2007, the Bank increased its provision to the allowance for loan losses in response to the loan growth experienced during the year and the increase in non-performing loans. The allowance was $5.1 million at December 31, 2005. In 2007, the Company’s net charge-offs increased $215,000 from the previous year’s net charge-offs of $60,000. Net charge-offs as a percentage of average loans were 0.04% and 0.01% for 2007 and 2006, respectively. The provision for loan losses was $1.8 million for 2007 and $499,000 for 2006.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each major category of loan:

Allocation of Allowance for Loan Losses

(At December 31)

	Commercial, Financial,		Real Estate		Real Estate
	Agricultural		Construction		Mortgage		Consumer
	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of
	for	Loan in	for	Loan in	for	Loan in	for	Loan in
	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
	(Dollars in thousands)
2007	$ 943	7.21%	$ 1,392	14.98%	$ 4,099	74.67%	$ 659	3.14%
2006	$ 771	6.58%	$ 964	12.12%	$ 3,642	78.62%	$ 205	2.68%
2005	$ 620	5.40%	$ 869	16.80%	$ 3,392	74.54%	$ 262	3.26%

2004	$ 640	7.79%	$ 114	13.04%	$ 2,441	75.71%	$ 223	3.46%
2003	$ 498	7.81%	$ 103	11.60%	$ 1,857	76.05%	$ 147	4.54%

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

Securities

The Company manages its investment securities portfolio consistent with established policies that include guidelines for earnings, rate sensitivity, liquidity and pledging needs. The Company holds bonds issued from the Commonwealth of Virginia and its political subdivisions with an aggregate market value of $6.5 million at December 31, 2007. The aggregate holdings of these bonds approximate 8.3% of the Company’s shareholders’ equity.

The Company accounts for securities under Financial Accounting Standards Board (“FASB”) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires classification of investments into three categories, “held to maturity” (“HTM”), “available for sale” (“AFS”), or “trading,” as further defined in Note 1 to the Company’s Consolidated Financial Statements. The Company does not maintain a trading account and has classified no securities in this category. HTM securities are required to be carried on the financial statements at amortized cost. AFS securities are carried on the financial statements at fair value. The unrealized gains or losses, net of deferred income taxes, are reflected in shareholders’ equity. The HTM classification places restrictions on the Company’s ability to sell securities or to transfer securities into the AFS classification. Since the Company desires the flexibility to respond to changing balance sheet needs through investment portfolio management, it has chosen to classify only a small portion of its portfolio in this category. At December 31, 2007, 0.5% of the portfolio was classified as HTM.

The Company holds in its loan and securities portfolios investments that adjust or float according to changes in “prime” lending rate. These holdings are not considered speculative but instead necessary for good asset/liability management.

The carrying value of the securities portfolio was $129.1 million at December 31, 2007, a decrease of $6.3 million or 4.7% from the carrying value of $135.4 million at December 31, 2006. The market value of the AFS securities at December 31, 2007 was $128.4 million. The unrealized loss on the AFS securities was $1.7 million at December 31, 2007. This loss was offset by the December 31, 2007 unrealized gain of $959,000. The net market value loss at December 31, 2007 is reflective of the continued rise in market interest rates. The net unrealized loss on the AFS securities was $682,000 at December 31, 2006.

Investment Securities Portfolio

(Years Ended December 31)

The carrying values of securities held to maturity at the dates indicated were as follows:

	2007	2006	2005
	(In thousands)

State and political subdivision obligations	$ 674	$ 1,229	$ 1,699

Mortgage-backed securities	32	33	34
	$ 706	$ 1,262	$ 1,733

The carrying values of securities available for sale at the dates indicated were as follows:

	2007	2006	2005
	(In thousands)

U.S. Government securities	$ 343	$ 1,465	$ 9,228
State and political subdivision obligations	41,937	38,827	30,145
Mortgage-backed securities	72,914	74,343	87,577
Other securities	13,242	19,538	20,908
	$ 128,436	$ 134,173	$ 147,858

The following table indicates the increased return experienced by the Company during 2007 on a tax equivalent basis. Given the flattened yield curve, the 2007 purchasing strategy, for securities other than mortgage-backed securities, was focused on replacing called and matured securities with longer term municipal securities. Mortgage-backed securities, which make up 56.5% and 54.9% of the securities portfolio on December 31, 2007 and 2006, respectively, had a decrease in overall balance of $1.5 million from $74.4 million at December 31, 2006 to December 31, 2007. The focus on mortgage-backed securities was in maintaining the maturity distribution and proportion with regard to the total securities portfolio without sacrificing yields. Securities with maturities greater than five years total $74.9 million, of which $44.5 million or 59.4% are mortgage-backed securities with a weighted average yield of 5.0%. The securities portfolio represents approximately 17.2% of the average earning assets of the Company. For that reason, it is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk. Secondarily, through the asset/liability process, the Company considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time.

Maturity Distribution and Yields of Investment Securities

Taxable-Equivalent Basis

(At December 31, 2007)

	Due in 1 year		Due after 1 year		Due after 5 years		Due after 10 years
	or less		through 5 years		through 10 years		and Equities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(Dollars in thousands)
Securities held for investment:
Mortgage backed securities	$ 1	6.58%	$ 6	6.59%	$ 10	6.59%	$ 15	6.55%	$ 32	6.57%
Tax-exempt securities (1)	370	7.77%	304	7.80%	-	-	-	-	674	7.80%
Total	$ 371	7.77%	$ 310	7.80%	$ 10	6.59%	$ 15	6.55%	$ 706	7.74%

Securities available for sale:
U.S. Government securities	$ 25	4.89%	$ 148	4.37%	$ 170	5.92%	$ -	-	$ 343	5.18%
Mortgage backed securities	7,410	4.97%	21,054	4.91%	16,358	5.00%	28,092	5.00%	72,914	4.97%
Other (2)	249	4.10%	631	4.00%	304	6.05%	5,983	7.46%	7,167	6.98%
Total taxable	$ 7,684	4.94%	$ 21,833	4.88%	$ 16,832	5.02%	$ 34,075	5.43%	$ 80,432	5.15%
Tax-exempt securities (1)	4,261	7.66%	12,334	7.77%	6,397	7.17%	17,560	6.39%	40,552	7.06%
Total	$ 11,945	5.91%	$ 34,167	5.92%	$ 23,229	5.62%	$ 51,635	5.75%	$ 120,976	5.79%

Total securities (3)	$ 12,316	5.97%	$ 34,477	5.94%	$ 23,239	5.62%	$ 51,650	5.75%	$ 121,682	5.79%

(1)	Yields on tax-exempt securities, which includes tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis assuming a federal tax rate of 34%.
(2)	Includes taxable obligations of states and political subdivisions.
(3)	Amounts exclude Federal Reserve Stock of $1,133,400 and Federal Home Loan Bank Stock of $6,327,100.

Other Earning Assets

The Company’s average investments in federal funds sold in 2007 were $3.2 million, an increase of $2.2 million from the 2006 amounts. Average investments in federal funds sold in 2006 were $953,000.

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

The following table is a summary of average deposits and average rates paid on those deposits:

Average Deposits and Rates Paid

(Years Ended December 31)

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Non-interest-bearing deposits	$ 117,942		$ 127,943		$ 122,978
Interest-bearing accounts:
Interest checking	140,045	2.45%	141,160	2.33%	95,837	1.16%
Regular savings	52,167	1.96%	54,242	1.72%	44,784	1.24%
Money market accounts	54,558	1.13%	67,305	0.99%	88,939	0.67%
Time deposits:
$ 100,000 and over	118,964	5.01%	97,140	4.57%	77,995	3.31%
Under $ 100,000	86,083	4.38%	62,609	3.78%	60,764	2.76%
Total interest-bearing deposits	$ 451,817	3.27%	$ 422,456	2.77%	$ 368,319	1.77%

Total	$ 569,759		$ 550,399		$ 491,297

Average total deposits increased 3.5% during 2007, 12.0% during 2006 and 24.1% during 2005. At December 31, 2007, the average balance of non-interest bearing deposits decreased 7.8%.

The average balance in interest checking and regular savings accounts decreased 0.8% and 3.8%, respectively, during 2007. In March of 2004, the Bank developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $41.9 million at December 31, 2007 and is partially reflected in interest bearing deposit and partially reflected in securities sold under agreement to repurchase amounts on the balance sheet. At December 31, 2007, $37.1 million was classified as an interest bearing deposit balance.

The Company will continue to focus on core deposit growth as the primary source of liquidity and stability. The Company offers individuals and small to medium-sized businesses a variety of deposit accounts, including demand and interest checking, money market, savings and time deposit accounts. In the second quarter of 2007, the Company returned to the brokered certificate of deposit market as an alternative to long-term borrowings. The new issuances, totaling $18.8 million, have maturity dates ranging from 8 to 24 months. The Company had $39.4 million in brokered time deposits as of December 31, 2007. During the third quarter of 2007, the Company offered a high yield, short-term certificate of deposit to its markets in order to obtain deposits and broaden its client base. The certificate of deposit promotion resulted in $36.0 million in new deposits.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2007:

Maturities of Certificates of Deposit of $100,000 and Greater

(At December 31, 2007)

Within	Three to	Six to	Over		Percent
Three	Six	Twelve	One		of Total
Months	Months	Months	Year	Total	Deposits
(In thousands)

$ 45,214	$ 50,632	$ 21,544	$ 17,537	$ 134,927	22.9%

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2007 and 2006 is as follows:

2007	2006
Financial instruments whose contract amounts
represent credit risk:	(In thousands)
•	Commitments to extend credit	$97,390	$103,314
•	Standby letters of credit	3,266	4,143

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

A summary of the Company’s contractual obligations at December 31, 2007 is as follows:

	Payment Due by Period
	(In thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$ 110,000	$ 42,000	$ 68,000	$ --	$ --
Operating Leases	17,826	1,049	2,040	2,003	12,734
Trust Preferred Capital Notes	5,155	--	--	--	5,155

Total Obligations	$ 132,981	$ 43,049	$ 70,040	$ 2,003	$ 17,889

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

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks. The regulatory capital standards categorize assets and off-balance sheet items into four categories that weigh balance sheet assets according to risk, requiring more capital for holding higher risk assets. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings. The Company had a ratio of total capital to risk-weighted assets of 12.6% and 13.7% at December 31, 2007 and 2006, respectively. The ratio of Tier 1 capital to risk-weighted assets was 11.6% and 12.8% at December 31, 2007 and 2006, respectively. Both ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

Analysis of Capital

(At December 31)

	2007	2006
	(Dollars in thousands)
Tier 1 Capital:
Common stock	$ 11,316	$ 11,264
Capital surplus	23,817	23,503
Retained earnings	43,773	44,139
Trust preferred debt	5,000	5,000
Goodwill	(5,215)	(5,552)
Total Tier 1 capital	$ 78,691	$ 78,354
Tier 2 Capital:
Disallowed trust preferred	$ -	$ -
Allowance for loan losses	7,093	5,582
Total tier 2 capital	$ 7,093	$ 5,582
Total risk-based capital	$ 85,784	$ 83,936

Risk weighted assets	$ 681,415	$ 612,812

CAPITAL RATIOS:
Tier 1 risk-based capital ratio	11.6%	12.8%
Total risk-based capital ratio	12.6%	13.7%
Tier 1 capital to average total assets	9.4%	10.3%

As noted above, regulatory capital levels for the Company meet those established for well-capitalized institutions. While we are currently considered well-capitalized, we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

The Company’s core equity to asset ratio decreased to 9.4% at December 31, 2007, compared to 10.2% at December 31, 2006. The decrease is the result of asset growth of 8.9%, while core equity remained unchanged at December 31, 2007, when compared to 2006.

The primary source of funds for dividends paid by the Company to its shareholders is the dividends received from its subsidiaries. Federal regulatory agencies impose certain restrictions on the payment of dividends and the transfer of assets from the banking subsidiaries to the holding company. Historically, these restrictions have not had an adverse impact on the Company’s dividend policy.

Short-term Borrowings

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for the Bank. The Company has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $147.4 million. These lines of credit, which bear interest at prevailing market rates, permit the Company to borrow funds in the overnight market, and are renewable annually subject to certain conditions. Securities sold under agreements to repurchase include an interest bearing product that the Company has developed which integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. This account is referred to as Tredegar Institutional Select. The overall balance of this product was $41.9 million at December 31, 2007, of which $4.8 million is included in securities sold under agreements to repurchase amounts on the balance sheet.

The following table shows the distribution of the Company’s short-term borrowings and the weighted-average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings as well as weighted-average interest rates for the last three years.

	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase	Federal Home Loan Bank Advances
	(Dollars in Thousands)
At December 31:
2007	$ 500	$ 51,781	$ 22,000
2006	- -	38,474	34,000
2005	- -	38,317	24,100

Weighted-average interest rate at year end:
2007	4.25%	3.29%	5.08%
2006	0.00%	4.34%	5.42%
2005	0.00%	3.54%	4.44%

Maximum amount outstanding at any month's end:
2007	$ 1,000	$ 55,736	$ 97,400
2006	2,250	42,569	53,400
2005	4,600	42,937	53,200

Average amount outstanding during the year:
2007	$ 447	$ 43,769	$ 51,659
2006	860	36,838	34,795
2005	987	34,689	30,563

Weighted-average interest rate during the year:
2007	5.59%	4.27%	5.47%
2006	5.12%	4.15%	5.26%
2005	3.44%	2.69%	3.54%

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Bank maintains federal funds lines with large regional and money-center banking institutions. These available lines total approximately $8 million, none of which were outstanding at December 31, 2006. Federal funds purchased during 2007 averaged $447,000 compared to an average of $860,000 during 2006. At December 31, 2007 and 2006, the Bank had $51.8 million and $38.5 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (“Repo Accounts”), with maturities of one day. The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000. These accounts include $4.8 million from the non-FDIC portion of the Tredegar Institutional Select.

The Bank has a credit line in the amount of $249.9 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Bank has utilized the credit line for short-term funding throughout 2007 with an average balance of $51.7 million.

At December 31, 2007, cash, interest-bearing deposits with financial institutions, federal funds sold, short-terms investments, securities available for sale, loans and securities maturing within one year were 27.7% of total deposits and liabilities.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	changes in interest rates and interest rate policies;
•	changes in general economic and business conditions in the Company’s market area;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	maintaining cost controls and asset qualities as the Company opens or acquires new facilities;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Company;
•	changing trends in customer profiles and behavior;
•	changes in banking and other laws and regulations applicable to the Company;
•	maintaining capital levels adequate to support the Company’s growth; and
•	other factors described in Item 1A, “Risk Factors,” above.

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

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The

Company’s primary market risk exposure is interest rate risk, though it should be noted that the assets under management by Middleburg Trust Company are affected by equity price risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved every three years baring any significant changes. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (“ALCO”) of the Bank. In this capacity, ALCO develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of the Company’s net interest income sensitivity analysis during the fiscal years of 2007 and 2006 as compared to the 10% Board-approved policy limit.

2007
Rate Change	Estimated Net Interest Income Sensitivity

High	Low	Average
+ 200 bps	(3.31%)	(1.55%)	(1.50%)
- 200 bps	(2.90%)	(1.38%)	(0.23%)

2006
Rate Change	Estimated Net Interest Income Sensitivity

High	Low	Average
+ 200 bps	(2.77%)	(1.17%)	(2.09%)
- 200 bps	3.61%	0.58%	2.25%

At the end of 2007, the Company’s final 2007 interest rate risk model indicated that in a rising rate environment of 200 basis points over a 12 month period net interest income could decrease by 3.31%. For the same time period, the final 2007 interest rate risk model indicated that, in a declining rate environment of 200 basis points over a 12 month period, net interest income could increase by 1.79%. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2006, the Company’s balance sheet has grown by $69.1 million. Deposit inflows, increased borrowings from the Federal Home Loan Bank and the reduction in the securities portfolio have provided the funding for the growth in the loan portfolios. Overall, the Bank continues to have minimal interest rate risks to either falling or rising interest rates. Based upon final 2007 simulation, the Bank could expect an average negative impact to net interest income of $925,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, based upon final 2007 simulation the Bank could expect an average positive impact to net interest income of $501,000 over the next 12 months.

The Company maintains an interest rate risk management strategy that used derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company’s specific goal is to lower (where possible) the cost of its borrowed funds.

The Company enters into interest rate swaps to lock in the interest cash outflows on its floating-rate debt. On December 8, 2004, the Company borrowed a $15,000,000 variable rate advance from FHLB. On that same date, the Company also entered into an interest rate swap with SunTrust Bank. The total notional amount of the swap is $15,000,000. This cash flow hedge effectively changes the variable-rate interest on the FHLB advance to a fixed-rate of interest. Under the terms of the swap (which expired December 2006), the Company paid SunTrust Bank a fixed interest rate of 3.35%. SunTrust Bank paid the Company a variable rate of interest indexed to the three month LIBOR, plus 0.02%. The interest receivable from Suntrust Bank repriced quarterly. Changes in the fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with the long-term debt was reported in other comprehensive income. This amount was subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on floating-rate debt obligation affects earnings. Because there were no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company determined that there was no ineffectiveness in the hedging relationship.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2007 and 2006;
•	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005;
•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005;
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005; and
•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation, integrity and fair presentation of the Company’s financial statements for the year ended December 31, 2007. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to insure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2007. Management’s assessment did not determine any material weakness within the Company’s internal control structure.

The financial statements for the year ended December 31, 2007 have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C. Personnel from that firm were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

Management believes that all representations made to the independent registered public accounting firm auditors were valid and appropriate. The resulting report from Yount, Hyde & Barbour, P.C accompanies the financial statements.

Yount, Hyde & Barbour, P.C. has also issued an attestation report on the effectiveness of the Company’s internal controls over financial reporting. That report has also been made a part of the consolidated financial statements of the Company. See Item 8, “Financial Statements and Supplementary Data,” above for more information.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors – Nominees for Election for Terms Expiring in 2009” and “ – Executive Officers Who Are Not Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “– Code of Ethics” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Corporate Governance and the Board of Directors – Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership – Security Ownership of Management” and “– Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Equity Compensation Plans” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G (3) of Form 10-K, the information contained under the heading “Executive Compensation – Transactions with Management” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approval Policies” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

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

3.3

Amendments to the Bylaws of the Company (restated in electronic format as of March 15, 2006), attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 15, 2006, incorporated herein by reference.

3.4

Amendments to the Bylaws of the Company (restated in electronic format as of November 15, 2006), attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2006, incorporated herein by reference.

10.1

Employment Agreement, dated as of January 1, 1998, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.*

10.2

Middleburg Financial Corporation 2006 Equity Compensation Plan, as amended, attached as Exhibit 10.1 to the Current Report on Form 8-K, Registration No. 000-24159, filed with the Commission on April 26, 2006, incorporated herein by reference.*

10.3	Middleburg Financial Corporation 2007 Performance Share Award Agreements.*

10.4	Middleburg Financial Corporation 2007 Restricted Share Award Agreements.*

10.5	Middleburg Financial Corporation 2007 Management Incentive Plan.*

10.6

Employment Agreement, dated as of August 15, 2007, between the Company and Gary R Shook, attached as Exhibit 10.1 to the Current Report on Form 8-K, Registration No. 000-24159, filed with the Commission on August 21, 2007, incorporated herein by reference.*

10.7

Employment Agreement, dated as of September 17, 2007, between the Company and Arch A. Moore, III, attached as Exhibit 10.1 to the Current Report on Form 8-K, Registration No. 000-24159, filed with the Commission on September 20, 2007, incorporated herein by reference.*

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

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.)

(b)	Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

(All signatures are included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date: March 17, 2008	By: /s/ Joseph L. Boling

Joseph L. Boling

Chairman of the Board and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph L. Boling	Chairman of the Board and Chief	March 17, 2008
Joseph L. Boling	Executive Officer and Director (Principal Executive Officer)
/s/ Kathleen J. Chappell	Senior Vice President and Chief	March 17, 2008
Kathleen J. Chappell	Financial Officer (Principal Financial Officer)
/s/ Rodney J. White	Vice President and Controller	March 17, 2008
Rodney J. White	(Principal Accounting Officer)
Director
Howard M. Armfield
Director
Henry F. Atherton, III
/s/ Childs Frick Burden	Director	March 17, 2008
Childs Frick Burden
/s/ J. Lynn Cornwell, Jr.	Director	March 17, 2008
J. Lynn Cornwell, Jr.
/s/ John C. Lee, IV	Director	March 17, 2008
John C. Lee, IV
Director
Keith W. Meurlin
/s/ Janet A. Neuharth	Director	March 17, 2008
Janet A. Neuharth

Director
James R. Treptow
/s/ Millicent W. West	Director	March 17, 2008
Millicent W. West

Exhibit Index

Exhibit No.	Description

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

3.3

Amendments to the Bylaws of the Company (restated in electronic format as of March 15, 2006), attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 15, 2006, incorporated herein by reference.

3.4

Amendments to the Bylaws of the Company (restated in electronic format as of November 15, 2006), attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2006, incorporated herein by reference.

10.1

Employment Agreement, dated as of January 1, 1998, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.*

10.2

Middleburg Financial Corporation 2006 Equity Compensation Plan, as amended, attached as Exhibit 10.1 to the Current Report on Form 8-K, Registration No. 000-24159, filed with the Commission on April 26, 2006, incorporated herein by reference.*

10.3	Middleburg Financial Corporation 2007 Performance Share Award Agreements.*

10.4	Middleburg Financial Corporation 2007 Restricted Share Award Agreements.*

10.5	Middleburg Financial Corporation 2007 Management Incentive Plan.*

10.6

Employment Agreement, dated as of August 15, 2007, between the Company and Gary R Shook, attached as Exhibit 10.1 to the Current Report on Form 8-K, Registration No. 000-24159, filed with the Commission on August 21, 2007, incorporated herein by reference.*

10.7	Employment Agreement, dated as of September 17, 2007, between the Company and Arch A. Moore, III, attached as Exhibit 10.1 to the Current Report on Form

8-K, Registration No. 000-24159, filed with the Commission on September 20, 2007, incorporated herein by reference.*

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*	Management contracts and compensatory plans and arrangements.

MIDDLEBURG FINANCIAL CORPORATION

Middleburg, Virginia

FINANCIAL REPORT

DECEMBER 31, 2007

C O N T E N T S

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	2 and 3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of income	5
Consolidated statements of changes in shareholders' equity	6 and 7
Consolidated statements of cash flows	8 and 9
Notes to consolidated financial statements	10 - 42

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Middleburg Financial Corporation and subsidiaries

Middleburg, Virginia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Middleburg Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Middleburg Financial Corporation and subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report Regarding the Effectiveness of Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with

2

accounting principles generally accepted in the United States of America. Also in our opinion, Middleburg Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

March 14, 2008

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2007 and 2006
(In Thousands, Except for Share Data)

Assets	2007	2006

Cash and due from banks	$ 19,413	$ 18,392
Interest-bearing deposits in banks	803	164
Securities (fair value: 2007, $129,146; 2006, $135,443)	129,142	135,435
Loans, net of allowance for loan losses of $7,093 in 2007
and $5,582 in 2006	638,692	564,750
Premises and equipment, net	20,639	18,429
Accrued interest receivable and other assets	32,711	35,135

Total assets	$ 841,400	$ 772,305

Liabilities and Shareholders' Equity

Liabilities
Deposits:
Non-interest bearing demand deposits	$ 119,556	$ 128,300
Savings and interest-bearing demand deposits	238,992	250,748
Time deposits	230,221	191,551
Total deposits	$ 588,769	$ 570,599

Federal funds purchased	500	- -
Securities sold under agreements to repurchase	51,781	38,474
Federal Home Loan Bank advances	22,000	34,000
Long-term debt	88,000	40,000
Trust preferred capital notes	5,155	5,155
Accrued interest payable and other liabilities	7,291	6,179
Commitments and contingent liabilities	- -	- -
Total liabilities	$ 763,496	$ 694,407

Shareholders' Equity
Common stock, par value, $2.50 per share; authorized, 20,000,000 shares;
issued and outstanding, 2007, 4,526,317 shares; 2006, 4,505,605 shares	$ 11,316	$ 11,264
Capital surplus	23,817	23,503
Retained earnings	43,773	44,139
Accumulated other comprehensive loss, net	(1,002)	(1,008)
Total shareholders' equity	$ 77,904	$ 77,898

Total liabilities and shareholders' equity	$ 841,400	$ 772,305

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except for Per Share Data)

	2007	2006	2005
Interest and Dividend Income
Interest and fees on loans	$ 42,960	$ 38,161	$ 28,949
Interest on investment securities:
Taxable	2	2	2
Tax-exempt	49	82	113
Interest and dividends on securities available for sale:
Taxable	4,075	5,277	5,387
Tax-exempt	1,896	1,456	1,453
Dividends	447	362	283
Interest on deposits in banks	39	11	7
Interest on federal funds sold	160	47	18
Total interest and dividend income	$ 49,628	$ 45,398	$ 36,212
Interest Expense
Interest on deposits	$ 14,797	$ 11,694	$ 6,524
Interest on securities sold under agreements to repurchase	1,868	1,529	934
Interest on short-term debt	2,850	1,874	1,117
Interest on long-term debt	2,926	3,390	3,021
Total interest expense	$ 22,441	$ 18,487	$ 11,596
Net interest income	$ 27,187	$ 26,911	$ 24,616
Provision for loan losses	1,786	499	1,744
Net interest income after provision for loan losses	$ 25,401	$ 26,412	$ 22,872
Noninterest Income
Service charges on deposit accounts	$ 2,024	$ 1,869	$ 1,783
Trust and investment advisory fee income	4,355	4,114	3,940
Gains (losses) on securities available for sale, net	(130)	(305)	76
Commissions on investment sales	535	554	676
Equity in earnings of affiliate	(303)	680	1,529
Other service charges, commissions and fees	595	608	536
Bank-owned life insurance	450	436	458
Other operating income	176	159	23
Total noninterest income	$ 7,702	$ 8,115	$ 9,021
Noninterest Expenses
Salaries and employees' benefits	$ 13,557	$ 13,690	$ 13,240
Net occupancy and equipment expense	3,300	3,024	2,798
Advertising	535	572	384
Computer operations	1,075	982	868
Advisory fees	359	306	280
Other taxes	637	500	465
Impairment of equity investment	5,012	- -	- -
Other operating expenses	4,980	4,136	3,885
Total noninterest expenses	$ 29,455	$ 23,210	$ 21,920
Income before income taxes	$ 3,648	$ 11,317	$ 9,973
Income tax expense	584	3,299	2,799
Net income	$ 3,064	$ 8,018	$ 7,174
Earnings per Share, basic	$ 0.68	$ 1.94	$ 1.89
Earnings per Share, diluted	$ 0.67	$ 1.90	$ 1.84
See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Share and Per Share Data)

				Accumulated
				Other
				Compre-	Compre-
	Common	Capital	Retained	hensive	hensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2004	$ 9,523	$ 5,684	$ 34,997	$ 1,358		$ 51,562
Comprehensive income:
Net income – 2005	- -	- -	7,174	- -	$ 7,174	7,174
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $1,131)	- -	- -	- -	- -	(2,195)	- -
Reclassification adjustment (net of tax, $26)	- -	- -	- -	- -	(50)	- -
Change in fair value of derivatives for
interest rate swap (net of tax $70)	- -	- -	- -	- -	136
Other comprehensive loss (net of tax, $1,086)	- -	- -	- -	(2,109)	$ (2,109)	(2,109)
Total comprehensive income	- -	- -	- -	- -	$ 5,065	- -
Cash dividends – 2005 ($0.76 per share)	- -	- -	(2,890)	- -		(2,890)
Repurchase of common stock (11,000 shares)	(28)	(380)	- -	- -		(408)
Issuance of common stock (8,000 shares)	20	127	- -	- -		147
Balance, December 31, 2005	$ 9,515	$ 5,431	$ 39,281	$ (751)		$ 53,476
Comprehensive income:
Net income – 2006	- -	- -	8,018	- -	$ 8,018	8,018
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax, $122)	- -	- -	- -	- -	236	- -
Reclassification adjustment (net of tax, $104)	- -	- -	- -	- -	201	- -
Change in fair value of derivatives for
interest rate swap (net of tax $70)	- -	- -	- -	- -	(136)	- -
Other comprehensive income (net of tax, $156)	- -	- -	- -	301	$ 301	301
Total comprehensive income	- -	- -	- -	- -	$ 8,319	- -
Adjustment to initially apply SFAS
No. 158 (net of tax, $288)	- -	- -	- -	(558)		(558)
Cash dividends – 2006 ($0.76 per share)	- -	- -	(3,160)	- -		(3,160)
Issuance of common stock (699,552 shares)	1,749	18,072	- -	- -		19,821
Balance, December 31, 2006	$ 11,264	$ 23,503	$ 44,139	$ (1,008)		$ 77,898

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity
(Continued)
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Share and Per Share Data)

				Accumulated
				Other
				Compre-	Compre-
	Common	Capital	Retained	hensive	hensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2006	$ 11,264	$ 23,503	$ 44,139	$ (1,008)		$ 77,898
Comprehensive income:
Net income – 2007	- -	- -	3,064	- -	$ 3,064	3,064
Other comprehensive income net of tax:
Unrealized holding losses arising during the
period (net of tax, $54)	- -	- -	- -	- -	(104)	- -
Reclassification adjustment (net of tax, $44)					86
Change in benefit obligation and plan
assets for defined benefit pension
plan (net of tax, $13)	- -	- -	- -		24	- -
Other comprehensive income (net of tax, $3)	- -	- -	- -	6	$ 6	6
Total comprehensive income	- -	- -	- -	- -	$ 3,070	- -
Cash dividends – 2007 ($0.76 per share)	- -	- -	(3,430)	- -		(3,430)
Equity compensation	- -	57	- -	- -		57
Issuance of common stock (20,712 shares)	52	257	- -	- -		309
Balance, December 31, 2007	$ 11,316	$ 23,817	$ 43,773	$ (1,002)		$ 77,904

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$ 3,064	$ 8,018	$ 7,174
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,215	1,138	1,174
Amortization	545	610	418
Equity in (distributions in excess of) earnings of affiliate	592	351	(646)
Impairment of equity investment	5,012	- -	- -
Provision for loan losses	1,786	499	1,744
Net (gain) loss on securities available for sale	130	305	(76)
Net (gain) loss on sale and disposal of assets	341	47	(12)
Discount accretion and premium amortization
on securities, net	(25)	22	104
Deferred income tax benefit	(2,320)	(484)	(718)
Origination of loans held for sale	- -	- -	(88,084)
Proceeds from sales of loans held for sale	- -	- -	109,391
Equity compensation	57	- -	- -
Changes in assets and liabilities:
(Increase) in other assets	(446)	(546)	(13)
Increase in other liabilities	666	1,656	407
Net cash provided by operating activities	$ 10,617	$ 11,616	$ 30,863

Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns
and calls of investment securities	$ 557	$ 785	$ 1,007
Proceeds from maturity, principal paydowns
and calls of securities available for sale	24,729	22,994	29,803
Proceeds from sale of securities
available for sale	16,865	25,092	32,980
Purchase of securities available for sale	(35,991)	(34,068)	(42,424)
Proceeds from sale of equipment	3	- -	16
Purchases of bank premises and equipment	(3,769)	(958)	(3,685)
Net (increase) in loans	(75,728)	(44,738)	(176,849)
Purchase of bank-owned life insurance	(485)	- -	- -
Net cash (used in) investing activities	$ (73,819)	$ (30,893)	$ (159,152)

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Continued)
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005
Cash Flows from Financing Activities
Net increase (decrease) in noninterest-bearing and interest-
bearing demand deposits and savings accounts	$ (20,500)	$ (23,163)	$ 81,821
Net increase in certificates of deposit	38,670	42,330	44,732
Increase (decrease) in securities sold under agreements
to repurchase	13,307	4,157	(6,595)
Net increase in federal funds purchased	500	- -	- -
Proceeds from Federal Home Loan Bank advances	421,500	328,975	343,980
Payments on Federal Home Loan Bank advances	(433,500)	(319,075)	(335,880)
Proceeds from long-term debt	63,000	- -	30,000
Payments on trust preferred capital notes	- -	(10,310)	- -
Payments on long-term debt	(15,000)	(17,500)	(26,000)
Payment for the repurchase of common stock	- -	- -	(408)
Net proceeds from issuance of common stock	309	19,821	147
Cash dividends paid	(3,424)	(3,027)	(2,890)
Net cash provided by financing activities	$ 64,862	$ 22,208	$ 128,907

Increase in cash and and cash equivalents	$ 1,660	$ 2,931	$ 618

Cash and Cash Equivalents
Beginning	18,556	15,625	15,007

Ending	$ 20,216	$ 18,556	$ 15,625

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$ 14,109	$ 12,354	$ 7,209
Interest paid on short-term obligations	4,740	1,890	1,044
Interest paid on long-term debt	2,622	3,497	3,132
	$ 21,471	$ 17,741	$ 11,385

Income taxes	$ 3,510	$ 3,857	$ 3,373

Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	$ (28)	$ (664)	$ (3,403)
Change in market value of interest rate swap	$ - -	$ (206)	$ 206
Change in benefit obligation and plan assets for
defined benefit pension plan	$ 37	$ (846)	$ - -

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements of Middleburg Financial Corporation and its wholly-owned subsidiaries, Middleburg Bank, Middleburg Investment Group, Inc., Middleburg Trust Company, Middleburg Investment Advisors, Inc., Middleburg Bank Service Corporation, and MFC Capital Trust II include the accounts of all companies. All material intercompany balances and transactions have been eliminated in consolidation. FASB Interpretation No. 46R requires that the Company no longer eliminate through consolidation the equity investment in MFC Capital Trust II, which approximated $155,000 at December 31, 2007 and 2006, respectively. The subordinate debt of the trust preferred entities is reflected as a liability of the Company.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Restricted securities, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at historical cost.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangibles assets.

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

Stock-Based Employee Compensation Plan

At December 31, 2007, the Company had a stock-based employee compensation plan which is described more fully in Note 8. Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity instruments issued. The Company recognized $57,000 in compensation expense during 2007 as a result of partially vested stock grants. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation for the year ended December 31, 2005.

Year Ended December 31,
2005
(In thousands, except per share data)
Net income, as reported	$ 7,174
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net of tax	(89)

Pro forma net income	$ 7,085

Earnings per share:
Basic - as reported	$ 1.89
Basic - pro forma	1.86
Diluted - as reported	1.84
Diluted - pro forma	1.81

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the Company as of December 31, 2006. The Company does not expect the implementation of the measurement date provisions of SFAS 158 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of non-controlling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Company is evaluating the effect that EITF 06-4 will have on its consolidated financial statements when implemented.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The Company is evaluating the effect that EITF 06-10 will have on its consolidated financial statements when implemented.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158. The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158. The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The Company does not expect the implementation of FSP No. FAS 158-1 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

Note 2.	Securities

Amortized costs and fair values of securities being held to maturity as of December 31, 2007 and 2006 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
2007
(In Thousands)
Obligations of states and
political subdivisions	$ 674	$ 4	$ - -	$ 678
Mortgage-backed securities	32	- -	- -	32
	$ 706	$ 4	$ - -	$ 710

2006
(In Thousands)
Obligations of states and
political subdivisions	$ 1,229	$ 8	$ - -	$ 1,237
Mortgage-backed securities	33	- -	- -	33
	$ 1,262	$ 8	$ - -	$ 1,270

The amortized cost and fair value of securities being held to maturity as of December 31, 2007 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$ 370	$ 372
Due after one year through five years	304	306
Mortgage-backed securities	32	32
	$ 706	$ 710

Amortized costs and fair values of securities available for sale as of December 31, 2007 and 2006, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	2004
	(In Thousands)
Obligations of states and
political subdivisions	$ 2,699	$ 95	$ - -	$ 2,794
Mortgage-backed securities	37	- -	- -	37
	$ 2,736	$ 95	$ - -	$ 2,831

	2003
	(In Thousands)
Obligations of states and
political subdivisions	$ 3,687	$ 212	$ - -	$ 3,899
Mortgage-backed securities	41	- -	- -	41
	$ 3,728	$ 212	$ - -	$ 3,940

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	2007
	(In Thousands)
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$ 344	$ 1	$ (2)	$ 343
Obligations of states and
political subdivisions	41,769	656	(488)	41,937
Mortgage-backed securities	73,786	297	(1,169)	72,914
Corporate preferred stock	78	- -	(1)	77
Restricted securities	7,460	- -	- -	7,460
Other	5,709	5	(9)	5,705
	$ 129,146	$ 959	$ (1,669)	$ 128,436

	2006
	(In Thousands)
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$ 1,474	$ - -	$ (9)	$ 1,465
Obligations of states and
political subdivisions	38,115	823	(111)	38,827
Mortgage-backed securities	75,974	233	(1,864)	74,343
Corporate preferred stock	2,078	12	(2)	2,088
Restricted securities	5,928	- -	- -	5,928
Other	11,286	237	(1)	11,522
	$ 134,855	$ 1,305	$ (1,987)	$ 134,173

The amortized cost and fair value of securities available for sale as of December 31, 2007, by contractual maturity are shown below. Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$ 4,510	$ 4,535
Due after one year through five years	12,702	13,113
Due after five years through 10 years	6,667	6,822
Due after 10 years	18,234	17,810
Mortgage-backed securities	73,786	72,914
Corporate preferred	78	77
Restricted stock	7,460	7,460
Other	5,709	5,705
	$ 129,146	$ 128,436

Proceeds from sales of securities available for sale during 2007, 2006 and 2005 were $16,865,000, $25,092,000 and $32,980,000, respectively. Gross gains of $0, $1,000 and $337,000 and gross losses of $130,000, $306,000 and $261,000 were realized on those sales, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $44,000, $104,000 and $(26,000), respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $113,661,000 and $101,900,000 at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, investments in an unrealized loss position that are temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
2007	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 125	$ (1)	$ 99	$ (1)
Obligations of states
and political subdivisions	15,745	(481)	880	(7)
Mortgage-backed
securities	- -	- -	45,986	(1,169)
Corporate preferred stock	- -	- -	78	(1)
Other	5,044	(8)	49	(1)
Total temporarily
impaired securities	$ 20,914	$ (490)	$ 47,092	$ (1,179)

2006

U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 25	$ - -	$ 1,440	$ (9)
Obligations of states
and political subdivisions	7,898	(86)	1,116	(25)
Mortgage-backed
securities	919	(1)	53,592	(1,863)
Corporate preferred stock	- -	- -	76	(2)
Other	50	- -	49	(1)
Total temporarily
impaired securities	$ 8,892	$ (87)	$ 56,273	$ (1,900)

The unrealized losses in the portfolio as of December 31, 2007 are considered temporary and are a result of the current interest rate environment and not increased credit risk. Of the temporarily impaired securities, 74 are investment grade and one is non-rated. The federal agency mortgage-backed securities have the largest temporary impairment but are issued by government sponsored enterprises (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation). The non-rated security is a corporate trust preferred security that has a par value at maturity of $78,000. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability and intent to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently and managed to provide an overall positive impact to the Company’s consolidated income statement and balance sheet.

Note 3.	Loans, Net

	December 31,
	2007	2006
	(In Thousands)
Mortgage loans on real estate:
Construction	$ 96,542	$ 69,034
Secured by farmland	2,477	2,473
Secured by 1-4 family residential	251,827	229,784
Other real estate loans	228,218	216,232
Loans to farmers (except secured by real estate)	- -	1
Commercial loans	46,481	37,547
Consumer loans	19,586	14,938
All other loans	654	323
Total loans	$ 645,785	$ 570,332
Less: Allowance for loan losses	7,093	5,582
Net loans	$ 638,692	$ 564,750

Note 4.	Allowance for Loan Losses

	2007	2006	2005
	(In Thousands)

Balance, beginning	$ 5,582	$ 5,143	$ 3,418
Provision charged to operating expense	1,786	499	1,744
Recoveries	64	52	60
Loan losses charged to the allowance	(339)	(112)	(79)
	$ 7,093	$ 5,582	$ 5,143

At December 31, 2007, 2006 and 2005, loans that are impaired are as follows:

	2007	2006	2005
(In Thousands)

Impaired loans for which,
an allowance has been provided	$ 5,127	$ 80	$ -
no allowance has been provided	2,812	-	87
Total impaired loans	$ 7,939	$ 80	$ 87

Allowance provided for impaired loans,
included in the allowance for loan losses	$ 459	$ 20	$ -
Average balance of impaired loans	$ 7,419	$ 80	$ 88

Interest income recognized	$ 482	$ 5	$ 8

The Company had $2.0 million, $0 and $1,000 in non-accrual loans excluded from the impaired loan disclosure under SFAS No. 114 at December 31, 2007, 2006 and 2005, respectively. If interest on these loans had been accrued, such income would have approximated $77,000, $0 and $1,000, as of December 31, 2007, 2006 and 2005, respectively. There were $30,000, $19,000 and $31,000 in loans 90 days past due and still accruing interest on December 31, 2007, 2006 and 2005, respectively.

Note 5.	Premises and Equipment, Net

Premises and equipment consists of the following:

	2007	2006
	(In Thousands)

Land	$ 2,379	$ 2,379
Banking facilities	13,608	12,457
Furniture, fixtures and equipment	8,527	7,922
Construction in progress and deposits
on equipment	5,341	3,768
	$ 29,855	$ 26,526
Less accumulated depreciation	9,216	8,097
	$ 20,639	$ 18,429

Depreciation expense was $1,215,000, $1,138,000 and $1,174,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2007, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

2008	$ 1,049
2009	1,021
2010	1,019
2011	1,023
2012	980
Thereafter	12,734
$ 17,826

Note 6.	Deposits

The Company has developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $41.9 million and $30.4 million at December 31, 2007 and 2006, respectively, and is partially reflected in the interest-bearing demand deposits and partially reflected in securities sold under agreements to repurchase amounts on the balance sheet.

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $134,927,000 and $129,230,000 at December 31, 2007 and 2006, respectively.

At December 31, 2007, the scheduled maturities of time deposits (in thousands) are as follows:

2008	$ 176,669
2009	32,562
2010	15,320
2011	3,787
2012	1,883
$ 230,221

At December 31, 2007 and 2006, overdraft demand deposits reclassified to loans totaled $654,000 and $323,000, respectively.

Note 7.	Borrowings

The Company has a $249,890,000 line of credit with the Federal Home Loan Bank of Atlanta available for short and long-term borrowings. Advances on the line are secured by all of the Company’s first lien residential real estate loans on one-to-four unit single-family dwellings and by eligible commercial real estate loans. As of December 31, 2007, the book value of these loans totaled approximately $343,074,000. The amount of the available credit is limited to seventy five percent of qualifying collateral for the first lien residential real estate loans and fifty percent of the eligible commercial real estate loans. Any borrowings in excess of the qualifying collateral requires pledging of additional assets.

At December 31, 2007, the Company had short-term advances outstanding from the Federal Home Loan Bank of $22,000,000. The weighted average interest rate on short-term advances at December 31, 2007 was 4.69%. At December 31, 2006, the Company had short-term advances outstanding from the Federal Home Loan Bank of $34,000,000. The weighted average interest rate on short-term advances at December 31, 2006 was 5.42%.

The Company’s long-term debt with the Federal Home Loan Bank of $88,000,000 at December 31, 2007 matures through 2010. During 2007, the interest rate ranged from 2.41% to 4.93% and the weighted average rate was 4.59%. The Company’s long-term debt with the Federal Home Loan Bank was $40,000,000 at December 31, 2006. The weighted average interest rate on long-term debt at December 31, 2006 was 4.42%.

The contractual maturities of the Company’s long-term debt are as follows:

23

2007
(In Thousands)

Due in 2008	20,000
Due in 2009	33,000
Due in 2010	35,000
$ 88,000

The Company has an additional $8,000,000 in lines of credit available from other institutions at December 31, 2007.

Note 8.	Stock-Based Compensation Plan

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

The Company granted 7,948 restricted stock awards (non-vested shares) in March 2007. The shares are split equally between service condition awards and performance condition awards. The requisite service period for the awards is three years. For the year ended December 31, 2007, the Company recorded $57,000 in compensation expense related to these grants.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at December 31, 2007.

		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning	--	$ --
of year
Granted	7,948	32.30
Vested	--	--
Forfeited	(932)	32.30
Non-vested at end of period	7,016	$ 32.30	$ 149,581

The weighted average remaining contractual term for non-vested grants at December 31, 2007 was 2.3 years. The weighted average grant-date fair value of restricted stock awarded during the year ended December 31, 2007 was $32.30. As of December 31, 2007, there was $170,000 of total unrecognized compensation expense related to the non-vested awards under the 2006 Equity Compensation Plan.

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

The following table summarizes options outstanding under the 1997 Stock Incentive Plan at the end of the reportable periods. The weighted average remaining contractual term for options outstanding and exercisable at December 31, 2007 was 3.7 years

Options outstanding at December 31, 2007, 2006 and 2005 are summarized as follows:

	2007			2006		2005
		Weighted			Weighted		Weighted
		Average	Aggregate		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value	Shares	Price	Shares	Price
Outstanding at
beginning of year	186,880	$ 18.52		211,105	$ 17.74	220,605	$ 17.65
Granted	- -	- -		- -	- -	- -	- -
Exercised	(20,000)	10.63		(23,000)	11.75	(8,000)	11.37
Forfeited	(500)	37.00		(1,225)	12.38	(1,500)	37.80
Outstanding at end
of year	166,380	$ 19.41	$ 318,000	186,880	$ 18.52	211,105	$ 17.74
Options exercisable
at year end	166,380	$ 19.41	$ 318,000	186,880	$ 18.52	208,425	$ 17.47
Weighted average
fair value of options
granted during the
year		$ - -			$ - -		$ - -

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $216,000, $469,000 and $176,000, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The Company recognized a tax benefit of $72,000, $22,000 and $55,000 due to the exercise of stock options in 2007, 2006 and 2005, respectively.

As of December 31, 2007, options outstanding and exercisable are summarized as follows:

Range of	Options	Remaining
Exercise	Outstanding	Contractual
Prices	and Exercisable	Life

$10.63	13,950	2.9
11.75	8,000	0.9
12.375	3,930	1.8
12.375	40,000	1.9
22	34,000	5.3

25

22.75	55,000	4.3
37	3,500	5.7
39.4	8,000	6.0
$10.63 - $39.40	166,380	3.7

Note 9.	Employee Benefit Plans

The Company has a noncontributory, defined benefit pension plan covering substantially all full-time employees. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. Information about the plan (valued at September 30 of each year) follows:

	2007	2006	2005
	(In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$ 5,052	$ 4,014	$ 3,456
Service cost	742	675	593
Interest cost	302	241	216
Actuarial loss (gain)	143	133	(16)
Benefits paid	(274)	(11)	(235)
Benefit obligation, end of year	$ 5,965	$ 5,052	$ 4,014

Change in Plan Assets
Fair value of plan assets, beginning of year	$ 4,683	$ 4,343	$ 4,093
Actual return on plan assets	552	351	485
Employer contributions	- -	- -	- -
Benefits paid	(274)	(11)	(235)
Fair value of plan assets, ending	$ 4,961	$ 4,683	$ 4,343

Funded Status	$ (1,004)	$ (369)	$ 330
Unrecognized net actuarial loss	- -	- -	922
Unrecognized net obligation at transition	- -	- -	(12)
Unrecognized prior service cost	- -	- -	(196)
(Accrued) prepaid benefit cost included in
other (liabilities) assets	$ (1,004)	$ (369)	$ 1,044

Amounts Recognized in the Balance Sheet
Other assets	$ - -	$ - -	$ 1,044
Other liabilities	(1,004)	(369)	- -
Deferred income tax benefit	275	288	- -

Amounts Recognized in Accumulated
Other Comprehensive Loss, Net of Tax

Net loss	$ 1,008	$ 1,049	$ - -
Prior service costs	(195)	(195)	- -
Net obligation at transition	(4)	(8)	- -
Deferred income tax benefit	(275)	(288)	- -
Total amount recognized	$ 534	$ 558	$ - -

Components of Net Periodic
Benefit Cost
Service cost	$ 312	$ 312	$ 155
Interest cost	146	146	172
Expected return on plan assets	(148)	(148)	(163)
Amortization of prior service cost	(1)	(1)	(1)
Amortization of net obligation
at transition	(4)	(4)	(4)
Recognized net actuarial loss	35	35	35
Net periodic benefit cost	$ 340	$ 340	$ 194

Weighted-Average Assumptions
as of December 31
Discount rate	6.75%	6.75%	7.25%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	4.00%	4.00%	5.00%

The accumulated benefit obligation for the defined benefit pension plan was $4,115,000, $3,673,000 and $3,137,000 at December 31, 2007, 2006 and 2005, respectively.

	2007	2006	2005
	(In Thousands)
Components of Net Periodic
Benefit Cost
Service cost	$ 742	$ 675	$ 592
Interest cost	302	241	216
Expected return on plan assets	(396)	(369)	(309)
Amortization of prior service cost	(1)	(1)	(1)
Amortization of net obligation
at transition	(4)	(4)	(4)
Recognized net actuarial loss	29	26	42
Net periodic benefit cost	$ 672	$ 568	$ 536

Other Change in Plan Assets an Benefit
Obligations Recognized in Accumulated Other
Comprehensive (Income) Loss
Net (gain) loss	$ (42)	$ 1,049	$ - -
Prior service costs	- -	(195)	- -
Amortization of prior service cost	1	- -	- -
Net obligation at transition	- -	(8)	- -
Amortization of net obligation
at transition	4	- -	- -
Deferred income tax expense (benefit)	13	(288)	- -
Total recognized in other comprehensive (income) loss	$ (24)	$ 558	$ - -
Total recognized in net periodic benefit costs
and other comprehensive loss	$ 648	$ 1,126	$ 536

Weighted-Average Assumptions for Benefit	2007	2006	2005
Obligations as of September 30
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Weighted-Average Assumptions for Net Periodic	2007	2006	2005
Benefit Costs as of September 30
Discount rate	6.00%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

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

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2007 and 2006, by asset category are as follows:

	September 30,
	2007	2006

Mutual funds - fixed income	35%	30%
Mutual funds - equity	60%	56%
Cash and equivalents	5%	14%
Total	100%	100%

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

The Company contributed $331,000 to its pension plan in February 2008. The Company does not expect to contribute additional funds to its pension plan in 2008.

Estimated future benefit payments (in thousands), which reflect expected future service, as appropriate, are as follows:

2008	$ 62
2009	108
2010	183
2011	186
2012	238
2013-2017	1,484

401(k) Plan

The Company has a 401(k) plan whereby a majority of employees participate in the plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. Matching contributions vest to the employee equally over a five-year period. For the years ended December 31, 2007, 2006 and 2005, expense attributable to the plan amounted to $210,000, $202,000 and $146,000, respectively.

Deferred Compensation Plans

Two deferred compensation plans were adopted for the President and two Executive Officers of the Company. Benefits are to be paid in monthly installments commencing at retirement and ending upon the death of the officer. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits would be reduced. The deferred compensation expense for 2007, 2006 and 2005, based on the present value of the retirement benefits, was $382,000, $303,000 and $354,000, respectively. The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to help meet the costs of the obligations.

Note 10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2004.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on financial statements.

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$ 2,412	$ 1,852
Deferred compensation	472	369
Investment in affiliate	1,190	- -
Accrued pension costs	229	125
Securities available for sale	241	232
Other	274	181
	$ 4,818	$ 2,759
Deferred tax liabilities:
Deferred loan fees, net	$ 318	$ 282
Property and equipment	351	369
Investment in affiliate	- -	275
	$ 669	$ 926

Net deferred tax assets	$ 4,149	$ 1,833

The provision for income taxes charged to operations for the years ended December 31, 2007,

2006 and 2005 consists of the following:

	(In Thousands)

Current tax expense	$ 2,904	$ 3,783	$ 3,517
Deferred tax benefit	(2,320)	(484)	(718)
	$ 584	$ 3,299	$ 2,799

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2007, 2006 and 2005, due to the following:

	2007	2006	2005
	(In Thousands)

Computed "expected" tax expense	$ 1,240	$ 3,848	$ 3,391
(Decrease) in income taxes
resulting from:
Tax-exempt interest income	(589)	(498)	(506)
Other, net	(67)	(51)	(86)
	$ 584	$ 3,299	$ 2,799

Note 11.	Related Party Transactions

The Company’s subsidiary bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the subsidiary bank for loans totaling $4,199,000 and $1,524,000 at December 31, 2007 and 2006, respectively. During 2007, total principal additions were $9,963,000 and total principal payments were $7,288,000. These same persons and firms had accounts with the subsidiary bank for deposits totaling $8,844,000 and $6,293,000 at December 31, 2007 and 2006, respectively.

Note 12.	Contingent Liabilities and Commitments

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Company does not anticipate any material loss as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance-sheet risk.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2007 and 2006, the aggregate amount of daily average required reserves was approximately $175,000 and $631,000, respectively.

Note 13.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2007		2006		2005
		Per		Per		Per
		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount

Earnings per share, basic	4,506,251	$ 0.68	4,131,931	$ 1.94	3,803,000	$ 1.89

Effect of dilutive securities:
Stock options	71,943		91,513		103,000

Earnings per share, diluted	4,578,194	$ 0.67	4,223,444	$ 1.90	3,906,000	$ 1.84

In 2007, 2006 and 2005, stock options representing 11,500 shares, 12,000 shares and 13,125 shares, respectively, were not included in the calculation of earnings per share because they would have been antidilutive.

Note 14.	Retained Earnings

Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2007, the aggregate amount of unrestricted funds which could be transferred from the Company’s subsidiaries to the Parent Company, without prior regulatory approval, totaled $2,012,000 or 2.6% of the total consolidated net assets.

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

A summary of the contract amount of the Company's exposure to off-balance-sheet risk as of December 31, 2007 and 2006 is as follows:

	2007	2006
	(In Thousands)
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$ 97,390	$ 103,314
Standby letters of credit	3,266	4,143

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

Changes in the fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with the long-term debt are reported in other comprehensive income. This amount is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on floating-rate debt obligation affected earnings. Because there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company assumes no ineffectiveness in the hedging relationship. At December 31, 2007 the Company was not engaged in an interest rate swap.

The Company has approximately $12,945,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2007.

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2007 and 2006, the fair values of loan commitments and standby letters of credit were deemed immaterial, therefore they have not been included in the table below.

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$ 20,216	$ 20,216	$ 18,556	$ 18,556
Securities	129,142	129,146	135,435	135,443
Loans	638,692	664,097	564,750	558,364
Accrued interest receivable	3,396	3,396	3,343	3,343

Financial liabilities:
Deposits	$ 588,769	$ 575,089	$ 570,599	$ 569,358
Federal funds purchased	500	500	- -	- -
Securities sold under agreements
to repurchase	51,781	51,840	38,474	38,380
Federal Home Loan Bank advances	22,000	22,000	34,000	34,000
Long-term debt	88,000	90,757	40,000	39,679
Trust preferred capital notes	5,155	5,159	5,155	5,170
Accrued interest payable	2,728	2,728	1,757	1,757

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

The Company on a consolidated basis, and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2007 and 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2007:
Total Capital (to Risk
Weighted Assets):
Consolidated	$ 85,784	12.6%	$ 54,514	8.0%	N/A	N/A
Middleburg Bank	$ 83,350	12.3%	$ 54,402	8.0%	$ 68,002	10.0%
Tier 1 Capital (to Risk
Weighted Assets):
Consolidated	$ 78,691	11.6%	$ 27,257	4.0%	N/A	N/A
Middleburg Bank	$ 76,257	11.2%	$ 27,201	4.0%	$ 40,801	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$ 78,691	9.4%	$ 33,359	4.0%	N/A	N/A
Middleburg Bank	$ 76,257	9.2%	$ 33,291	4.0%	$ 41,614	5.0%

As of December 31, 2006:
Total Capital (to Risk
Weighted Assets):
Consolidated	$ 83,936	13.7%	$ 49,025	8.0%	N/A	N/A
Middleburg Bank	$ 81,653	13.4%	$ 48,920	8.0%	$ 61,151	10.0%
Tier 1 Capital (to Risk
Weighted Assets):
Consolidated	$ 78,354	12.8%	$ 24,512	4.0%	N/A	N/A
Middleburg Bank	$ 76,071	12.4%	$ 24,460	4.0%	$ 36,690	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$ 78,354	10.3%	$ 30,536	4.0%	N/A	N/A
Middleburg Bank	$ 76,071	10.0%	$ 30,459	4.0%	$ 38,074	5.0%

Note 18.	Goodwill and Intangible Assets

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2007, 2006 or 2005. Identifiable intangible assets are being amortized over the period of expected benefit, which ranges from 7 to 15 years. Goodwill and intangible assets relate to the Company’s acquisition of Middleburg Trust Company and Middleburg Investment Advisors. Information concerning goodwill and intangible assets is presented in the following table:

	December 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Identifiable intangibles	$ 3,734,000	$ 1,941,309	$ 3,734,000	$ 1,603,690
Unamortizable goodwill	3,421,868	- -	3,421,868	- -

Amortization expense of intangible assets for each of the three years ended December 31, 2007 totaled $337,619. Estimated amortization expense of identifiable intangibles for the years ended December 31 follows:

2008	$ 337,619
2009	212,905
2010	171,333
2011	171,333
2012	171,333
Thereafter	728,168
$ 1,792,691

Note 19.	Trust Preferred Capital Notes

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

During 2007, the interest rates ranged from 7.83% to 8.23%. For the year ended December 31, 2007, the weighted-average interest rate was 8.14%. The securities have a mandatory redemption date of January 23, 2034, and are subject to varying call provisions beginning January 23, 2009. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred not considered as Tier 1 capital may be included in Tier 2 capital. On December 31, 2007, all of the Company’s Trust Preferred Securities are included in Tier I capital.

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

Middleburg Bank, a wholly owned subsidiary of the Company, owns 41.8% of the issued and outstanding membership interest units of Southern Trust Mortgage, LLC. The Bank acquired the membership interest units in equal proportion from the seven members of Southern Trust, all of who own, in the aggregate, the remaining issued and outstanding units of Southern Trust. Southern Trust is a regional mortgage lender headquartered in Norfolk, Virginia and has offices in Virginia, Maryland, North Carolina, South Carolina and Georgia. The purchase price that the Company and the Bank paid in connection with the Acquisition consisted of approximately $6.0 million in cash and 44,359 shares of common stock.

The Company is accounting for its investment in Southern Trust by the equity method of accounting under which the Company’s share of the net income of the affiliate is recognized as income in the Company’s income statement and added to the investment account, and dividends received from the affiliate are treated as a reduction of the investment account. The investment in affiliate totaling $3.9 million at December 31, 2007 is included in other assets on the consolidated balance sheet.

As previously disclosed, the Company engaged an independent firm to assist with valuing Middleburg Bank’s investment in Southern Trust Mortgage, LCC in order to determine whether or not its investment in the affiliate had been impaired. Based upon the Company’s impairment testing and the independent valuation of the investment in Southern Trust Mortgage, the Company’s Board of Directors concluded on December 19, 2007 that an impairment charge with respect to the carrying value was required under generally accepted accounting principles. Accordingly, during the fourth quarter of 2007, the Company recorded a non-cash impairment charge of $5.0 million related to its investment in Southern Trust Mortgage.

In February 2008, the Company opened a $5.0 million line of credit to Southern Trust Mortgage. The line of credit is secured by residential construction loans.

Note 21.	Condensed Financial Information – Parent Corporation Only

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Balance Sheets
December 31, 2007 and 2006

	2007	2006
	(In Thousands)
Assets
Cash on deposit with subsidiary bank	$ 1,521	$ 1,268
Money market fund	4	3
Securities available for sale	77	76
Investment in subsidiaries	77,399	77,290
Goodwill	3,422	3,422
Intangible assets, net	1,793	2,130
Other assets	663	662

Total assets	$ 84,879	$ 84,851

Liabilities
Trust preferred capital notes	$ 5,155	$ 5,155
Other liabilities	1,820	1,798
Total liabilities	$ 6,975	$ 6,953

Shareholders' Equity
Common stock	$ 11,316	$ 11,264
Capital surplus	23,817	23,503
Retained earnings	43,773	44,139
Accumulated other comprehensive loss, net	(1,002)	(1,008)
Total shareholders' equity	$ 77,904	$ 77,898

Total liabilities and shareholders' equity	$ 84,879	$ 84,851

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Statements of Income
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In Thousands)
Income
Dividends from subsidiaries	$ 4,138	$ 14,280	$ 2,097
Interest and dividends from investments	7	8	56
Interest on money market fund	- -	2	12
Management fees from subsidiaries	40	40	40
Other income	(71)	30	- -
Gains on securities available
for sale, net	- -	1	149
Total income	$ 4,114	$ 14,361	$ 2,354

Expenses
Salaries and employee benefits	$ 238	$ 157	$ 151
Amortization	358	413	418
Legal and professional fees	120	99	27
Printing and supplies	1	3	4
Directors fees	58	58	73
Interest expense	425	1,280	1,028
Other	602	467	421
Total expenses	$ 1,802	$ 2,477	$ 2,122

Income before allocated tax benefits and
undistributed (distributions in excess of)
income of subsidiaries	$ 2,312	$ 11,884	$ 232

Income tax (benefit)	(624)	(686)	(506)

Income before equity in undistributed income
of subsidiaries	$ 2,936	$ 12,570	$ 738
Equity in undistributed (distributions in excess of)
income of subsidiaries	128	(4,552)	6,436
Net income	$ 3,064	$ 8,018	$ 7,174

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In Thousands)
Cash Flows from Operating Activities
Net income	$ 3,064	$ 8,018	$ 7,174
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	358	413	418
Equity in (undistributed) distributions in excess of
earnings of subsidiaries	(128)	4,552	(6,436)
Gain on sale of securities available for sale	- -	(1)	(149)
Share-based compensation	57	- -	- -
(Increase) decrease in other assets	(48)	(54)	159
Increase (decrease) in other liabilities	66	(22)	(245)
Net cash provided by operating activities	$ 3,369	$ 12,906	$ 921

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	$ - -	$ 13	$ 1,742
Investment in subsidiary bank	- -	(19,000)	- -
Net cash provided by (used in) investing activities	$ - -	$ (18,987)	$ 1,742

Cash Flows from Financing Activities
Payments on trust preferred capital notes	$ - -	$ (10,000)	$ - -
Payments for the repurchase of common stock	- -	- -	(408)
Net proceeds from issuance of common stock	309	19,821	147
Cash dividends paid	(3,424)	(3,027)	(2,890)
Net cash provided by (used in) financing activities	$ (3,115)	$ 6,794	$ (3,151)

Increase (decrease) in cash and cash equivalents	$ 254	$ 713	$ (488)

Cash and Cash Equivalents
Beginning	1,271	558	1,046

Ending	$ 1,525	$ 1,271	$ 558

Note 22.	Segment Reporting

The Company has two reportable segments, (1)banking and (2)trust and investment advisory services. Revenue from banking activity consists primarily of interest earned on loans and investment securities, service charges on deposit accounts, and income recognized from the Bank’s investment in Southern Trust Mortgage.

Revenues from trust and investment advisory services are comprised of fees based upon the market value of assets under administration. The trust and investment advisory services are conducted by two subsidiaries of the Company; Middleburg Trust Company and Middleburg Investment Advisors.

Information about reportable segments and reconciliation to the consolidated financial statements follows:

	For the Year Ended December 31, 2007
		Trust and
		Investment	Intersegment
	Banking	Advisory	Eliminations	Consolidated

	(In Thousands)
Revenues:
Interest income	$ 49,599	$ 58	$ (29)	$ 49,628
Trust and investment advisory
fee income	- -	4,444	(89)	4,355
Other income	3,388	- -	(41)	3,347
Total operating income	$ 52,987	$ 4,502	$ (159)	$ 57,330

Expenses:
Interest expense	$ 22,470	$ - -	$ (29)	$ 22,441
Salaries and employee benefits	11,289	2,268	- -	13,557
Provision for loan losses	1,786	- -	- -	1,786
Other	14,557	1,471	(130)	15,898
Total operating expenses	$ 50,102	$ 3,739	$ (159)	$ 53,682

Income before income taxes	$ 2,885	$ 763	$ - -	$ 3,648
Provision for income taxes	251	333	- -	584
Net income	$ 2,634	$ 430	$ - -	$ 3,064

Total assets	$ 836,899	$ 6,900	$ (2,399)	$ 841,400
Capital expenditures	$ 3,734	$ 35	$ - -	$ 3,769

	For the Year Ended December 31, 2006
		Trust and
		Investment	Intersegment
	Banking	Advisory	Eliminations	Consolidated
	(In Thousands)
Revenues:
Interest income	$ 45,368	$ 62	$ (32)	$ 45,398
Trust and investment advisory
fee income	- -	4,209	(95)	4,114
Other income	4,041	1	(41)	4,001
Total operating income	$ 49,409	$ 4,272	$ (168)	$ 53,513
Expenses:
Interest expense	$ 18,519	$ - -	$ (32)	$ 18,487
Salaries and employee benefits	11,407	2,283	- -	13,690
Provision for loan losses	499	- -	- -	499
Other	8,202	1,454	(136)	9,520
Total operating expenses	$ 38,627	$ 3,737	$ (168)	$ 42,196
Income before income taxes	$ 10,782	$ 535	$ - -	$ 11,317
Provision for income taxes	3,045	254	- -	3,299
Net income	$ 7,737	$ 281	$ - -	$ 8,018
Total assets	$ 767,185	$ 7,147	$ (2,027)	$ 772,305
Capital expenditures	$ 909	$ 49	$ - -	$ 958

	For the Year Ended December 31, 2005
		Trust and
		Investment	Intersegment
	Banking	Advisory	Eliminations	Consolidated
	(In Thousands)
Revenues:
Interest income	$ 36,193	$ 47	$ (28)	$ 36,212
Trust and investment advisory
fee income	- -	4,045	(105)	3,940
Other income	5,127	(5)	(41)	5,081
Total operating income	$ 41,320	$ 4,087	$ (174)	$ 45,233
Expenses:
Interest expense	$ 11,624	$ - -	$ (28)	$ 11,596
Salaries and employee benefits	11,199	2,041	- -	13,240
Provision for loan losses	1,744	- -	- -	1,744
Other	7,564	1,262	(146)	8,680
Total operating expenses	$ 32,131	$ 3,303	$ (174)	$ 35,260
Income before income taxes	$ 9,189	$ 784	$ - -	$ 9,973
Provision for income taxes	2,458	341	- -	2,799
Net income	$ 6,731	$ 443	$ - -	$ 7,174
Total assets	$ 733,734	$ 7,557	$ (1,380)	$ 739,911
Capital expenditures	$ 3,682	$ 3	$ - -	$ 3,685

Note 23.	Stock Offering

In July 2006, the Company issued 676,552 shares of its common stock in an underwritten public offering. The public price of $31.00 per share, less the underwriters’ commissions and expenses of the offering, resulted in net proceeds of $19.5 million to the Company. The Company used the proceeds to provide additional equity capital to the Bank to support the growth of operations.

