Form 10-Q
period 2008-03-31
MIDDLEBURG FINANCIAL CORP
filed 2008-05-16
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 4,526,817 shares of Common Stock as of May 12, 2008

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$23,962	$19,413
Interest bearing deposits in banks	642	803
Federal funds sold	2,500	--
Securities (fair value: March 31, 2008,
$157,221; December 31, 2007, $129,146)	157,221	129,142
Loans held for sale, net of allowance for loan losses of $61	31,061	--
Loans, net of allowance for loan losses of $8,616,
March 31, 2008; and $7,093, December 31, 2007	650,593	638,692
Premises and equipment, net	21,647	20,639
Accrued interest receivable and other assets	35,480	32,711

Total assets	923,106	841,400

Liabilities and Shareholders' Equity
Liabilities
Deposits
Non-interest bearing demand deposits	124,062	119,556
Savings and interest bearing demand deposits	261,518	238,992
Time deposits	210,447	230,221
Total deposits	596,027	588,769

Federal funds purchased	--	500
Securities sold under agreements to repurchase	53,097	51,781
Short-term borrowings	73,726	22,000
Long-term debt	104,000	88,000
Trust preferred capital notes	5,155	5,155
Accrued interest payable and other liabilities	10,046	7,291
Total liabilities	$842,051	$763,496

Minority interest in consolidated variable interest entity	4,123	--

Shareholders' Equity
Common stock, par value $5.00 per
share, authorized 10,000,000 shares;
issued and outstanding at March 31, 2008 - 4,526,817 shares
issued and outstanding at December 31, 2007 – 4,526,317 shares	$11,317	$11,316
Capital surplus	23,836	23,817
Retained earnings	42,876	43,773
Accumulated other comprehensive loss, net	(1,097)	(1,002)
Total shareholders' equity	$76,932	$77,904

Total liabilities and shareholders' equity	$923,106	$841,400

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	(Unaudited)
	For the Three Months
	Ended March 31,
	2008	2007
Interest and Dividend Income
Interest and fees on loans	$12,159	$9,983
Interest on investment securities:
Taxable	--	1
Nontaxable	4	14
Interest on securities available for sale:
Taxable	1,117	1,126
Nontaxable	473	472
Dividends	125	97
Interest on deposits in banks and federal funds sold	99	60
Total interest and dividend income	$13,977	$11,753
Interest Expense
Interest on deposits	$3,946	$3,518
Interest on securities sold under agreements to repurchase	385	506
Interest on short-term debt	789	434
Interest on long-term debt	1,130	486
Total interest expense	$6,250	$4,944
Net interest income	$7,727	$6,809
Provision for loan losses	2,064	152
Net interest income after provision for loan losses	$5,663	$6,657
Other Income
Service charges on deposit accounts	$473	$466
Trust and investment advisory fee income	984	1,105
Net gains on securities available for sale	108	--
Commissions on investment sales	117	127
Equity in earnings of affiliate	--	52
Net gains on mortgages held for sale	2,266
Fees on mortgages held for sale	435	--
Other service charges, commissions and fees	147	170
Bank-owned life insurance	114	109
Other operating income	158	28
Total other income	$4,802	$2,057
Other Expense
Salaries and employees’ benefits	$6,585	$3,340
Net occupancy and equipment expense	1,393	817
Other taxes	160	156
Computer operations	267	258
Audits and examinations	98	214
Legal fees	225	78
Other operating expenses	1,779	856
Total other expense	$10,507	$5,719
Income (loss) before income taxes	$(42)	$2,995
Minority interest in consolidated variable interest entity	31	--
Income tax expense (benefit)	(164)	849
Net income	$153	$2,146

Net income per share, basic	$0.03	$0.48
Net income per share, diluted	$0.03	$0.47
Dividends per share	$0.19	$0.19

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2008 and 2007

(In Thousands, Except Share Data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Loss	Income	Total
Balances - December 31, 2006	$11,264	$23,503	$44,139	$(1,008)		$77,898
Comprehensive Income
Net income			2,146		$2,146	2,146
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax, $65)					126
Other comprehensive income (net of tax, $65)				126	$126	126
Total comprehensive income					$2,272
Cash dividends declared			(856)			(856)
Share-based compensation		16				16
Balances – March 31, 2007	$11,264	$23,519	$45,429	$(882)		$79,330
Balances - December 31, 2007	$11,316	$23,817	$43,773	$(1,002)		$77,904
Comprehensive Income
Net income			153		$153	153
Other comprehensive losses net of tax:
Unrealized holding losses arising during the
period (net of tax, $12)					(24)
Reclassification adjustment (net of tax, $37)					(71)
Other comprehensive loss (net of tax, $49)				(95)	$(95)	(95)
Total comprehensive income					$58
Cash dividends declared			(860)			(860)
Reduction due to change in pension measurement date			(190)			(190)
Share-based compensation		14				14
Issuance of common stock (500 shares)	1	5				6
Balances – March 31, 2008	$11,317	$23,836	$42,876	$(1,097)		$76,932

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$153	$2,146
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,064	152
Depreciation and amortization	484	433
Equity in distributions in excess of earnings (undistributed earnings) of affiliate	(15)	38
Discount (accretion) and premium amortization on securities, net	37	(8)
Net (gain) loss on securities available for sale	(108)	--
Originations of loans held for sale	159,813	--
Proceeds from sales of loans held for sale	(149,326)	--
(Gains) on mortgages held for sale	(2,266)	--
Loss on disposal of premises and equipment	--	11
Share-based compensation	14	16
Minority interest in earnings of variable interest entity	(31)	--
(Increase) in other assets	(343)	(299)
Increase in other liabilities	1,818	1,369
Net cash provided by operating activities	$12,294	$3,858
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and calls on investment securities	$155	$125
Proceeds from maturity, principal paydowns and calls of securities available for sale	5,660	7,833
Proceeds from sale of investment securities	526	--
Proceeds from sale of securities available for sale	28,885	1,913
Purchase of securities available for sale	(63,378)	(8,285)
Net decrease (increase) in loans	6,322	(15,006)
Investment by minority interest in variable interest entity	438	--
Consolidation of variable interest entity	3,262	--
Purchases of premises and equipment	(1,165)	(758)
Net cash (used in) investing activities	$(19,295)	$(14,178)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in non-interest bearing and interest
bearing demand deposits and savings accounts	$27,032	$(1,508)
Net (decrease) in certificates of deposits	(19,774)	(12,258)
Net (decrease) in federal funds purchased	(500)	--
Proceeds from Federal Home Loan Bank advances	86,500	87,500
Payment on Federal Home Loan Bank advances	(95,831)	(57,500)
Payment on long-term debt	--	(5,000)
Proceeds from long-term debt	16,000	--
Cash dividends paid	(860)	(856)
Issuance of common stock	6	--
Increase in securities sold under agreements to repurchase	1,316	1,448
Net cash provided by financing activities	$13,889	$11,826
Increase (decrease) in cash and cash equivalents	$6,888	$1,506
CASH AND CASH EQUIVALENTS
Beginning	20,216	18,556
Ending	$27,104	$20,062
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,762	$4,832
Income taxes	--	33
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	(144)	191

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2008 and the results of operations, changes in shareholders’ equity and cash flows for the three months ended March 31, 2008 and 2007, in accordance with accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) of Middleburg Financial Corporation (the “Company”). The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. See Note 10 for a discussion of the consolidation of Southern Trust Mortgage, LLC as a variable interest entity.

Note 2.	Stock –Based Employee Compensation Plan

As of March 31, 2008, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units. The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan. Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company. The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company did not grant any stock awards during the three months ended March 31, 2008. For stock awards granted in prior years, the Company recognized $14,000 in compensation expense for the three months ended March 31, 2008.

The following table summarizes options outstanding under the Company’s 1997 Stock Incentive Plan at the end of the reportable periods. The weighted average remaining contractual term for options outstanding and exercisable at March 31, 2008 was 3.5 years.

	March 31, 2008			December 31, 2007
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
Outstanding at beginning of year	166,380	$ 19.41		186,880	$ 18.51
Granted	--	--		--	--
Exercised	(500)	11.75		(20,000)	10.63
Forfeited	--	--		(500)	37.00
Outstanding at end of period	165,880	$ 19.43	$ 786,000	166,380	$ 19.41	$ 318,000
Exercisable at end of period	165,880	$ 19.43	$ 786,000	166,380	$ 19.41	$ 318,000

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

March 31, 2008
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning of year	7,016	$ 32.30
Granted	--	--
Vested	(877)	32.30
Forfeited	--	--
Non-vested at end of period	6,139	$ 32.30	$ 148,000

The weighted average remaining contractual term for non-vested grants at March 31, 2008 was 2.0 years. As of March 31, 2008, there was $156,000 of total unrecognized compensation expense related to the non-vested awards under the 2006 Equity Compensation Plan.

Note 3.	Securities

Amortized costs and fair values of securities available for sale at March 31, 2008 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 170	$ --	$ --	$ 170
Corporate preferred stock	39	--	--	39
Obligations of states and
political subdivisions	48,026	530	(1,082)	47,474
Mortgage backed securities	95,501	682	(451)	95,732
Restricted stock	9,205	--	--	9,205
Other	5,133	--	(532)	4,601
	$ 158,074	$ 1,212	$ (2,065)	$ 157,221

At March 31, 2008, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)
(In thousands)
Obligations of states
and political subdivisions	$ 25,004	$ (1,030)	$ 948	$ (52)
Mortgage-backed
securities	24,574	(99)	14,616	(352)
Other	4,601	(532)	--	--
Total temporarily
impaired securities	$ 54,179	$ (1,661)	$ 15,564	$ (404)

The unrealized losses in the portfolio as of March 31, 2008 are considered temporary and are a result of the current interest rate environment and not increased credit risk. Of the temporarily impaired securities, 62 are investment grade and one is non-rated. Obligations of states and political subdivisions have the largest temporary impairment. Only one of these securities has been in an unrealized loss position for more than 12 months. The non-rated security is issued by a local municipality. As a result of this investment the Company receives credit under the Community Reinvestment Act. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Note 4.	Loan Portfolio

The consolidated loan portfolio, including loans held for sale, was composed of the following:

	March 31,	December 31,
	2008	2007
	(In Thousands)

Commercial, financial and agricultural	$ 45,592	$ 46,482
Real estate construction	118,412	96,576
Real estate mortgage	476,910	481,554
Mortgages held for sale	31,122	--
Consumer installment	17,365	20,237
Total loans	689,401	644,849
Add: Deferred loan costs	930	936
Less: Allowance for loan losses	8,677	7,093
Net loans	$ 681,654	$ 638,692

The following table summarizes impaired loans:

	March 31,	December 31,
	2008	2007
(In Thousands)
Impaired loans for which,
A specific allowance has been provided	$ 1,274	$ 5,127
A specific allowance has not been provided	3,664	2,812
Total impaired loans	$ 4,938	$ 7,939
Allowance provided for impaired loans,
included in the allowance for loan losses	$ 325	$ 459
Average balance of impaired loans	$ 4,624	$ 7,419
Interest income recognized	$ 73	$ 482

The Company had $3.8 million and $2.0 million in non-accrual loans excluded from the impaired loan disclosure under SFAS No. 114, Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15” at March 31, 2008 and December 31, 2007, respectively. If interest on these loans had been accrued, such income would have approximated $129,000 and $77,000 as of March 31, 2008 and December 31, 2007, respectively. There were $141,000 and $30,000 in loans 90 days past due and still accruing interest on March 31, 2008 and December 31, 2007, respectively.

Note 5.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	March 31,	December 31,
	2008	2007
	(In Thousands)
Balance at January 1	$ 7,093	$ 5,582
Southern Trust Mortgage consolidation	1,299	--
Provision charged to operating expense	2,064	1,786
Recoveries added to the allowance	7	64
Loan losses charged to the allowance	(1,786)	(339)
Balance at the end of the period	$ 8,677	$ 7,093

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Three Months Ended
	March 31, 2008		March 31, 2007
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic EPS	4,526,383	$ 0.03	4,505,605	$ 0.48

Effect of dilutive securities:
Stock options and grants	32,524		84,845
Diluted EPS	4,558,907	$ 0.03	4,590,450	$ 0.47

At March 31, 2008, stock options representing 11,500 shares were not included in the calculation of earnings per share because they would have been antidilutive.

Note 7.	Segment Reporting

The Company operates in a decentralized fashion in three principal business activities: retail banking services; wealth management services; and mortgage banking services. Revenue from retail banking activities consists primarily of interest earned on loans and investment securities and service charges.

Revenue from the wealth management activities is comprised of fees based upon the market value of the accounts under administration. The wealth management services are conducted by the two subsidiaries of Middleburg Investment Group, Inc - Middleburg Trust Company and Middleburg Investment Advisors, Inc. and the investment services department of Middleburg Bank.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by Southern Trust Mortgage.

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pay Middleburg Trust Company a monthly fee. Middleburg Bank also pays interest to Middleburg Trust Company, Middleburg Investment Advisors and Southern Trust Mortgage on deposit accounts that each company has at Middleburg Bank. Southern Trust Mortgage has an outstanding line of credit for which it pays interest to Middleburg Bank. Middleburg Bank provides office space and data processing services to Southern Trust Mortgage for which it receives rental and fee income. Middleburg Investment Advisors pays the Company a management fee each month for accounting and other services provided. Transactions related to these relationships are eliminated to reach consolidated totals.

The following table presents segment information for the three months ended March 31, 2008 and 2007, respectively.

	For the Three Months Ended
	March 31, 2008
	Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 12,468	$ 11	$ 1,526	$ (28)	$ 13,977
Trust and investment advisory
fee income	--	1,007	--	(23)	984
Other income	972	51	2,807	(12)	3,818

Total operating income	13,440	1,069	4,333	(63)	18,779

Expenses:
Interest expense	5,664	--	614	(28)	6,250
Salaries and employee benefits	3,574	590	2,421	--	6,585
Provision for loan losses	1,892	--	172	--	2,064
Other	2,397	349	1,180	(4)	3,922

Total operating expenses	13,527	939	4,387	(32)	18,821

Income before income taxes	(87)	130	(54)	(31)	(42)
Minority interest in consolidated
variable interest entity	--	--	--	31	31
Provision for income taxes	(226)	62	--	--	(164)

Net income	$ 139	$ 68	$ (54)	$ --	$ 153

Total assets	$ 964,132	$ 13,353	$ 44,212	$ (98,591)	$ 923,106
Capital expenditures	$ 897	$ 252	$ --	$ --	$ 1,149

	For the Three Months Ended
	March 31, 2007

		Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 11,745	$ 14	$ --	$ (6)	$ 11,753
Trust and investment advisory
fee income	--	1,128	--	(23)	1,105
Other income	962	--	--	(10)	952

Total operating income	12,707	1,142	--	(39)	13,810

Expenses:
Interest expense	4,950	--	--	(6)	4,944
Salaries and employee benefits	2,765	575	--	--	3,340
Provision for loan losses	152	--	--	--	152
Other	2,043	369	--	(33)	2,379

Total operating expenses	9,910	944	--	(39)	10,815

Income before income taxes	2,797	198	--	--	2,995
Provision for income taxes	764	85	--	--	849

Net income	$ 2,033	$ 113	$ --	$ --	$ 2,146

Total assets	$ 781,725	$ 7,079	$ --	$ (1,037)	$ 787,767
Capital expenditures	$ 758	$ --	$ --	$ --	$ 758

Note 8.	Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Three Months Ended March 31,
	2008	2007
	(In Thousands)

Service cost	$ 202	$ 186
Interest cost	93	75
Expected return on plan assets	(105)	(99)
Amortization of net obligation
at transition	(1)	(1)
Net actuarial loss	6	7
Net periodic benefit cost	$ 195	$ 168

The Company previously disclosed in the 2007 Form 10-K that it does not expect to contribute to its pension plan in 2008. As of March 31, 2008, $330,000 has been contributed though.

Note 9.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change the financial accounting and reporting of business combination transactions. SFAS No. 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder's fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company has previously acquired ownership interest in several entities and may continue to do so in the future. Therefore, the Company expects that the implementation of SFAS No. 141(R) may have a material impact on its future consolidated financial statements, but does not anticipate a material effect on its consolidated financial statements at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 requires the Company to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS No. 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS No. 161 to have a material impact on its consolidated financial statements.

Note 10.	Consolidation of Southern Trust Mortgage

In February 2008, Middleburg Bank approved a $5 million line of credit to Southern Trust Mortgage. The line of credit is secured by residential construction loans. As a result of the extension of credit, the Company is deemed to be the primary beneficiary as defined in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” Accordingly, the Company is required to consolidate the assets, liabilities, revenues and expenses of Southern Trust Mortgage and reflect the issued and outstanding interest not held by the Company in its financial statements as Minority Interest in Consolidated Variable Interest Entity. Prior periods have not been restated to reflect this accounting treatment and may affect comparability. At March 31, 2008, the Company owned 42.3% of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company at and for the three months ended March 31, 2008 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2007 Form 10K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc and a consolidated variable interest entity, Southern Trust Mortgage, LLC. Middleburg Bank is a community bank serving the Virginia counties of Loudoun, Fairfax and Fauquier with seven financial service centers and two limited service facilities. Middleburg Investment Group is a non-bank holding company with two wholly owned subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, Inc. Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities. Middleburg Investment Advisors is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 24 states. Southern Trust Mortgage is a regional mortgage company headquartered in Norfolk, Virginia and maintains offices in Virginia, Maryland, North Carolina and South Carolina.

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

Soutbern Trust Mortgage generates fees from the origination and sale of mortgage loans. Southern Trust Mortgage also maintains a real estate construction portfolio and receives interest and fee income from these loans.

Net income for the three months ended March 31, 2008 decreased to $153,000 from $2.1 million for the three months ended March 31, 2007. Annualized returns on average assets and average equity for the three months ended March 31, 2008 were 0.5% and 5.9%, respectively, compared to 1.1% and 10.7%

for the same period in 2007. The Company recognized losses in its loan portfolio resulting in net charge-offs against the reserves for loan losses of $1.8 million during the three months ended March 31, 2008. As a result of the evaluation of the adequacy of the reserves for loan losses, subsequent to the recognition of net charge-offs, the Company increased its reserves for loan losses at Middleburg Bank through the recognition of bad debt expense by $1.9 million. The Company also increased its reserves for loan losses at Southern Trust Mortgage by $172,000. The Company has also experienced an increase in non-performing loans in the first quarter of 2008. Net charge-offs of $1.7 million and the increase in non-performing assets can be traced back to the portfolio of one lender, who is no longer with the company. Management believes this is an isolated incident reflective of one individual and not a larger systemic problem.

Total interest income increased $2.2 million or 18.9%, for the three months ended March 31, 2008, when compared to the same period in 2007. Funding costs have continued to increase a result of competition for deposits accounts and the Company’s increased use of wholesale borrowings to fund asset growth. Total interest expense was $6.3 million for the three months ended March 31, 2008, compared to $4.9 million for the three months ended March 31, 2007. Other income increased $2.7 million to $4.8 million for the three months ended March 31, 2008, compared with the same period in 2007. The increase is due to the consolidation of fees on mortgages held for sale by Southern Trust Mortgage. Total other expense was $10.4 million for the three months ended March 31, 2008 compared to $5.7 million for the same period in 2007. During the first quarter of 2008, salary and employee benefits increased $3.2 million, which includes $2.4 million in salary and benefit expense at Southern Trust Mortgage. The consolidation of Southern Trust Mortgage has impacted several categories of the financial statements. The impact is described in greater detail in the Financial Condition and Results of Operations sections below, as necessary.

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

Intangibles and Goodwill

The Company had approximately $6.4 million in intangible assets and goodwill at March 31, 2008, an increase of $1.2 million since December 31, 2007. On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years. The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $6.3 million in intangible assets and goodwill at March 31, 2008 was attributable to the Company’s investment in Middleburg Trust Company. With the consolidation of Southern Trust Mortgage, the Company recognized $1.3 million in goodwill as part of its equity investment.

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

When the Company completes its ongoing review of the recoverability of intangible assets and goodwill, factors that are considered important to determining whether impairment might exist include loss of customers acquired or significant withdrawals of the assets currently under management and/or early retirement or termination of key members of management. Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations. The most recent review was performed in February 2008.

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company increased to $923.1 million at March 31, 2008, compared to $841.4 million at December 31, 2007, representing an increase of $81.7 million or 9.7%. Total average assets increased 13.4% from $776.0 million for the three months ended March 31, 2007 to $880.0 million for the same period in 2008. Total liabilities were $842.1 million at March 31, 2008, compared to $763.5 million at December 31, 2007. Total average liabilities increased $99.8 million or 14.3% to $796.8 million at March 31, 2008, compared to the same period in 2007. Average shareholders’ equity increased $187,000 over the same periods. The consolidation of Southern Trust Mortgage contributed $36.0 million to the increase in total assets, $26.3 million to the increase in total average assets and total average liabilities and $32.3 million to the increase in total liabilities.

Loans

Loans include both portfolio loans and mortgages held for sale. Total loans at March 31, 2008 were $689.4 million, an increase of $44.6 million from the December 31, 2007 amount of $644.8 million. The consolidation of Southern Trust Mortgage contributed $39.0 million to the increase in total loans, of which $31.1 million are mortgages held for sale. The remaining $7.9 million were real estate construction loans held by Southern Trust Mortgage. The Company continues to see increases in real estate construction loans, which were $118.4 million at March 31, 2008 or 17.2% of total loans, compared to $96.6 million at March 31, 2007. Real estate mortgage loans of $476.9 million at March 31, 2008 decreased from the December 31, 2007 amount of $481.6 million. The decrease in the real estate loans held by Middleburg Bank was due to a decline in demand as a result of the changes in the local economy. The decrease of $4.7 million in real estate mortgage loans held by Middleburg Bank was offset by the consolidation of $31.1 of real estate mortgage loans held for sale by Southern Trust Mortgage. Southern Trust Mortgage has a $5 million line of credit with Middleburg Bank, of which $4.7 million was outstanding at March 31, 2008. The line of credit is eliminated in the consolidation process and is not reflected in the Company’s financial statements. Net charge-offs were $1.8 million for the three months ended March 31, 2008. The provision for loan losses for the three months ended March 31, 2007 was

$2.1 million compared to $152,000 for the same period in 2007. The allowance for loan losses was $8.7 million or 1.26% of total loans outstanding at March 31, 2008.

Securities

Securities increased to $157.2 million at March 31, 2008 compared to $129.1 million at December 31, 2007. The Company increased its securities portfolio in an effort to maintain a source of collateral for public fund deposits and repurchase agreements as well as to invest in earning assets to offset the decline in the loan demand. The Company sold $29.4 million securities and purchased $63.4 million securities during the three months ended March 31, 2008. The securities sold during the three months ended March 31, 2008, included $639,000 in securities previously reported as held-to-maturity in the 2007 Form 10K. The held-to-maturity securities had maturities of less than 14 months. The Company had the ability to hold these securities, but elected to sell them as part of an adjustment to the securities portfolio. The remaining held-to-maturity portfolio included two mortgage backed securities with a book value of $26,000 which the Company has transferred to available for sale. The Company will not maintain a held-to-maturity portfolio for the foreseeable future. The Company will continue to maintain its securities portfolio as a source of liquidity and collateral. At March 31, 2008, the tax equivalent yield on the securities portfolio was 5.61%.

Premises and Equipment

Premises and equipment increased $1.0 million from $20.6 million at December 31, 2007 to $21.6 million at March 31, 2008. The consolidation of Southern Trust Mortgage contributed $193,000 to the increase. In February 2008, the Company’s subsidiary, Middleburg Trust Company opened an office in Williamsburg which contributed $252,000 to the increase. The remaining increases are the result of the relocation of the Ashburn Financial Service Center and other renovations within the Company’s existing facilities.

Other Assets

The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $13.4 million at March 31, 2008. The Company had $2.9 million other real estate owned, which includes $439,000 due to the consolidation of Southern Trust Mortgage. The Company is currently working to sell these assets. Goodwill and identified intangibles of $6.4 million are also included in other assets as of March 31, 2008. The $6.4 million is related to the acquisitions of Middleburg Trust Company and Middleburg Investment Advisors, as well as the consolidation of Southern Trust Mortgage.

Deposits

As deposits increased $7.2 million to $596.0 million at March 31, 2008 from $588.8 million at December 31, 2007, average deposits for the quarter ended March 31, 2008 increased 4.9% or $27.7 million compared to average deposits for the quarter ended March 31, 2007. The increase in deposits is primarily due to increases in interest checking. Average interest bearing deposits were $479.6 million for the three months ended March 31, 2008 compared to $448.3 million for the three months ended March 31, 2007.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $50.8 million at March 31, 2008 and is reflected in both the “savings and interest bearing demand deposits” and the “securities sold under agreements to repurchase” amounts on the balance sheet. Excluding the Tredegar Institutional Select product, savings and interest bearing demand deposits grew by $16.5 million from December 31, 2007 to March 31, 2008.

Time deposits decreased $19.8 million from December 31, 2007 to $210.4 million at March 31, 2008. Time deposits include brokered certificates of deposit, which decreased $18.7 million to $20.7 million at March 31, 2008 from the December 31, 2007 amount of $39.4 million. The decrease is a result of the Company’s decision to use of wholesale funding as an alternative to higher cost time deposits in an effort to reduce funding costs while maintaining the ability to fund asset growth. The Company redeemed $5.8 million of its brokered certificates of deposit upon maturity during the three months ended March 31, 2008. The Company exercised its call option on $12.9 million of these deposits. The brokered certificates of deposit have maturities ranging from one month to three years. Securities sold under agreements to repurchase (“Repo Accounts”) increased $1.3 million from $51.8 million at December 31, 2007 to $53.1 million at March 31, 2008. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.

Short-term Borrowings and Long-term Debt

Additional Federal Home Loan Bank (“FHLB”) borrowings funded the Company’s asset growth experienced during the three months ended March 31, 2008. FHLB overnight advances were $42.0 million at March 31, 2008 compared to $22.0 million at December 31, 2007. Southern Trust Mortgage has a line of credit that is primarily used to fund its mortgages held for sale. At March 31, 2008, this line had an outstanding balance of $31.7 million and is included in the total short-term borrowings. The line of credit is based on the London InterBank Offered Rate (“LIBOR”). Southern Trust Mortgage also has a $5.0 million line of credit with Middleburg Bank, of which $4.7 million was outstanding at March 31, 2008. The line of credit is eliminated in the consolidation process and is not reflected in the financial statements of the Company. Long-term debt increased to $104.0 million at March 31, 2008 from $88.0 million at December 31, 2007.

Minority Interest in Consolidated Variable Interest Entity

The Company owns 42.3% of the issued and outstanding membership interest units in Southern Trust Mortgage. The remaining 57.7% of issued and outstanding membership interest units are owned by other partners. The ownership interest of these partners is represented in the financial statements as “Minority Interest in Consolidated Variable Interest Entity.”

Capital

Shareholders’ equity was $76.9 million at March 31, 2008. This amount represents a decrease of 1.3% from the December 31, 2007 amount of $77.9 million. The book value per common share was $16.99 at March 31, 2008 and $17.21 at December 31, 2007.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $7.7 million for the first three months of 2008 compared to $6.8 million for the same period in 2007, an increase of 13.5%. Interest income increased 18.9% and interest expense increased 13.5% when comparing the three months ended March 31, 2008 to March 31, 2007. Average earning assets increased $106.6 million from $712.8 million for the three months ended March 31, 2007 to $819.4 million for the three months ended March 31, 2008. The consolidation of Southern Trust Mortgage increased average earning assets $27.4 million.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the three month periods ended March 31, 2008 and 2007. Non-accrual loans are included in the loan balances.

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31,
		2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 98,025	$ 1,242	5.10%	$ 93,377	$ 1,223	5.31%
Tax-exempt (2) (3)	42,818	723	6.79%	41,182	737	7.26%
Total securities	$ 140,843	$ 1,965	5.61%	$ 134,559	$ 1,960	5.91%
Loans:
Taxable	$ 666,776	$ 12,159	7.33%	$ 573,281	$ 9,983	7.06%
Tax-exempt (2)	12	--	0.00%	20	--	0.00%
Total loans	$ 666,788	$ 12,159	7.33%	$ 573,301	$ 9,983	7.06%
Federal funds sold	7,854	65	3.33%	4,351	54	5.03%
Interest-bearing deposits in
other financial institutions	3,948	34	3.46%	568	6	4.28%
Total earning assets	$ 819,433	$ 14,223	6.98%	$ 712,779	$ 12,003	6.83%
Less: allowances for credit losses	(8,487)			(5,608)
Total nonearning assets	69,044			68,787
Total assets	$ 879,990			$ 775,958

Liabilities
Interest-bearing deposits:
Checking	$ 154,814	$ 854	2.22%	$ 146,104	$ 918	2.55%
Regular savings	54,305	289	2.14%	51,020	231	1.84%
Money market savings	41,683	113	1.09%	60,101	162	1.09%
Time deposits:
$100,000 and over	137,087	1,573	4.62%	128,192	1,582	5.00%
Under $100,000	91,690	1,117	4.90%	62,846	625	4.03%
Total interest-bearing deposits	$ 479,579	$ 3,946	3.31%	$ 448,263	$ 3,518	3.18%

Short-term borrowings	$ 41,657	$ 785	7.58%	$ 36,417	$ 426	4.74%
Securities sold under agreements
to repurchase	54,399	385	2.85%	45,597	506	4.50%
Long-term debt	98,078	1,130	4.63%	41,766	486	4.72%
Federal Funds purchased	679	4	2.37%	519	8	6.25%
Total interest-bearing liabilities	$ 674,392	$ 6,250	3.73%	$ 572,562	$ 4,944	3.50%
Non-interest bearing liabilities:
Demand deposits	113,880			117,498
Other liabilities	8,495			6,920
Total liabilities	$ 796,767			$ 696,980
Minority interest in consolidated variable interest entity	4,058			--
Shareholders’ equity	79,165			78,978
Total liabilities and shareholders’
equity	$ 879,990			$ 775,958

Net interest income		$ 7,973			$ 7,059

Interest rate spread			3.25%			3.33%
Interest expense as a percent of
average earning assets			3.07%			2.81%
Net interest margin			3.91%			4.02%

(1) All yields and rates have been annualized on a 366 day year.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Interest and fees on loans increased $2.2 million to $12.2 million for the three months ended March 31, 2008 compared to $10.0 million for the same period in 2007. The consolidation of Southern Trust Mortgage increased interest and fees on loans $1.5 million. Interest and fees on loans from Middleburg Bank contributed $685,000 to the increase, when compared to the three months ended March 31, 2007. The increase in Middleburg Bank’s interest and fees on loans is the result of loan growth experienced since March 31, 2007. The weighted average yield of loans increased 27 basis points from 7.06% for the three months ended March 31, 2007 to 7.33% for the three months ended March 31, 2008.

Interest income from the securities portfolio and interest bearing deposits in other financial institutions was relatively unchanged at $1.8 million for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007. In the first quarter of 2008, the Company sold $29.4 million securities and purchased $63.4 million securities as part of a restructuring of the securities portfolio. The tax equivalent yield on securities for the three months ended March 31, 2008 decreased 30 basis points to 5.61%, compared to the March 31, 2007 yield of 5.91%.

Average deposits increased $27.7 million from $565.8 million for the three months ended March 31, 2007 to $593.5 million for the three months ended March 31, 2008. Total interest expense on deposits increased $428,000 for the three months ended March 31, 2008, compared to the same period in 2007. Competition for local deposits continued to exert upward pressures on the cost of deposits as wholesale funding costs continued to decrease. The Company is focused on providing competitive deposit products, while simultaneously maximizing opportunities at the wholesale funding level. In the second quarter of 2008, the Company will begin marketing several deposit products and anticipates increased deposit growth and a corresponding increase in interest expense. The average balance of interest bearing demand accounts (interest bearing checking, savings and money market accounts) decreased 2.5% to $250.8 million at March 31, 2008. The costs of such funding decreased six basis points during the three months ended March 31, 2008. The average balance in time deposits increased 19.8% from March 31, 2007 to March 31, 2008, while the cost of such funding increased five basis points or $483,000 for the three months ended March 31, 2008 compared to the same period in 2007.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, decreased $121,000 from the three months ended March 31, 2007 to $385,000 for the three months ended March 31, 2008. Tredegar Institutional Select earns interest at a rate equal to approximately 90% of the Federal Home Loan Bank of Atlanta’s overnight rate.

The consolidation of Southern Trust Mortgage increased interest expense related to short-term borrowings $593,000, while interest expense on Federal Home Loan Bank short-term advances decreased $234,000. On a consolidated basis, interest expense related to short-term borrowings increased $359,000 to $785,000 for the three months ended March 31, 2008, compared to the same period in 2007. The average balance of short-term borrowings increased $5.2 million or 14.4% from March 31, 2007 to March 31, 2008, with the consolidation of Southern Trust Mortgage contributing $21.4 million to the increase in average short-term borrowings. Federal Home Loan Bank short-term advances decreased by $16.2 million on average during the three months ended March 31, 2008 compared to the same period in 2007.

Interest expense related to long-term debt increased $644,000 to $1.1 million for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007, while the cost of such funding decreased 9 basis points. Long-term debt includes fixed and variable interest rate borrowings with maturities ranging from one year to 25 years.

The net interest margin, on a tax equivalent basis, was 3.91% for the three months ended March 31, 2008 compared to 4.02% for the same period in 2007. The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded.

The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is non-taxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is non-taxable to total interest income, then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2008 and 2007 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Quarter Ended
	March 31,
(in thousands)	2008	2007
GAAP measures:
Interest income – loans	$ 12,159	$ 9,983
Interest income - investments & other	1,818	1,770
Interest expense – deposits	3,946	3,518
Interest expense - other borrowings	2,304	1,426
Total net interest income	$ 7,727	$ 6,809
Plus:
Non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$ --	$ --
Tax benefit realized on non-taxable interest income - municipal securities	246	250
Tax benefit realized on non-taxable interest income - corporate securities	--	--
Total tax benefit realized on non-taxable interest income	$ 246	$ 250
Total tax equivalent net interest income	$ 7,973	$ 7,059

The 11 basis point decline in tax equivalent net interest margin was attributed to the flat yield curve and intense competition for loans and deposits in the Company’s markets. The Company’s total average earning assets increased $106.6 million from March 31, 2007 to March 31, 2008, while the yield on average earnings assets increased by 15 basis points when comparing the same periods. Total average interest bearing liabilities increased $101.8 million from March 31, 2007 to March 31, 2008, while the rate on average interest bearing liabilities increased by 23 basis points when comparing the same periods.

Non-interest Income

Non-interest income includes, among other items, fees generated by the retail banking and investment services departments of Middleburg Bank, fees on mortgages held for sale generated by Southern Trust Mortgage, and trust and investment advisory fees generated by Middleburg Trust Company and Middleburg Investment Advisors. Non-interest income increased 133.5% to $4.8 million for the first three months of 2008 compared to the same period in 2007. The increase is primarily attributable to the consolidation of Southern Trust Mortgage’s fees and gains on mortgages held for sale.

Trust and investment advisory fee income decreased 11.0% or $121,000 to $984,000 for the three month period ended March 31, 2008 compared to the same period in 2007. Consolidated investment advisory fees provided by Middleburg Investment Advisors totaled $473,000 and $548,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, assets under administration at Middleburg Investment Advisors had decreased $68.3 million from $580.2 million at March 31, 2007 to

$511.9 million. The majority of this decrease is the result of distributions and not account closings. Consolidated fiduciary fees for services, provided by Middleburg Trust Company, decreased 8.0% to $511,000 for the three months ended March 31, 2008 from $556,000 for the three months ended March 31, 2007. Fiduciary fees are based upon the market value of the accounts under administration. At March 31, 2008, Middleburg Trust Company had $596.4 million in assets under administration, including intercompany assets of $129.2 million, a decrease of 0.9% or $5.5 million from assets under administration of $601.9 million, including intercompany assets of $98.4 million, at March 31, 2007. Intercompany assets include portions of the investment portfolios of Middleburg Bank, Middleburg Trust Company and the holding company, Middleburg Financial Corporation. Fiduciary fees on intercompany assets have been eliminated in consolidation.

Service charges on deposits increased 1.5% to $473,000 for the three months ended March 31, 2008, compared to $466,000 for the same period in 2007. In particular, ATM and Visa check card fees increased approximately $13,000 for the three months ended March 31, 2008 when compared to the same period in 2007.

The Company sold $29.4 million securities and purchased $63.4 million securities during the three months ended March 31, 2008. As a result of the sales of securities, the Company realized a net gain of $108,000. The Company did not realize gains or losses on the sale of securities in the three months ended March 31, 2007.

Commissions on investment sales decreased 7.9% to $117,000 for the three months ended March 31, 2008, compared to $127,000 for the three months ended March 31, 2007. During the first quarter of 2008, the Company employed two experienced financial consultants and has recently hired two new financial consultants, compared to two financial consultants in 2007. The financial consultants are available to each of the Company’s financial service centers.

Equity in earnings from affiliate has been reclassified in 2008 due to the consolidation of Southern Trust Mortgage. The revenues and expenses of Southern Trust Mortgage for the three months ended March 31, 2008 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Minority Interest in Consolidated Variable Interest Entity.” Accordingly, gains and fees on mortgages held for sale of $2.7 million, which were generated by Southern Trust Mortgage during the three months ended March 31, 2008, are being reported as part of the consolidated other income. For the three months ended March 31, 2007, the Company reported $52,000 from its equity investment in Southern Trust Mortgage. The 2007 amount represents the Company’s share of Southern Trust Mortgage’s net income.

Income earned from the Bank’s $11.3 million investment in Bank Owned Life Insurance (BOLI) contributed $114,000 to total other income for the three months ended March 31, 2008. The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004 and an additional $485,000 in the second quarter of 2007 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Other service charges, commissions and fees decreased 13.5% to $147,000 for the three months ended March 31, 2008, compared to $170,000 for the same period in 2007. In particular, safe deposit box rent decreased approximately $16,000 for the three months ended March 31, 2008 when compared to the same period in 2007.

Other operating income increased $130,000 to $158,000 for the three months ended March 31, 2008, compared to the same period in 2007. The consolidation of Southern Trust Mortgage increased other operating income by $83,000.

Non-interest Expense

Total non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead. Total non-interest expense increased 83.7% or $4.8 million from $5.7 million for the three months ended March 31, 2007 to $10.5 million for the three months ended March 31, 2008. When taken as a percentage of total average assets, the quarter’s non-interest expense was 1.2% of total average assets for the three months ended March 31, 2008 compared to 0.7% for the three months ended March 31, 2007.

Salaries and employee benefits increased $3.2 million or 97.2% when comparing the three months ended March 31, 2008 to the three months ended March 31, 2007. The consolidation of Southern Trust Mortgage contributed $2.4 million to the increase in salaries and employee benefits. During the three months ended March 31, 2008, the Company converted its time and attendance tracking system. This conversion necessitated a change in the Company’s pay periods from a current basis to an arrears basis. As a result of this change, the Company incurred an additional semi-monthly payroll expense of $440,000 to facilitate the transition from a current basis to an arrears basis. The remainder of the increase is the result of increases in staff.

Net occupancy expense increased by $576,000 or 70.5% from $817,000 for the three months ended March 31, 2007 to $1.4 million for the three months ended March 31, 2008. The increase is the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred. The consolidation of Southern Trust Mortgage contributed $427,000 to the increase in net occupancy expense.

Other tax expense increased 2.6% to $160,000 for the three months ended March 31, 2008 from $156,000 for the three months ended March 31, 2007. Other tax expense includes the state franchise tax paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax. The tax is based on each subsidiary’s equity capital at January 1st, net of adjustments, respectively. Total capital of Middleburg Bank increased 0.2% from January 1, 2007 to January 1, 2008, while total capital for Middleburg Trust Company increased 2.2% during the same period.

Computer operations expense increased from $258,000 for the three months ended March 31, 2007 to $267,000 for the three months ended March 31, 2008. The consolidation of Southern Trust Mortgage contributed $11,000 to the increase in computer operations expense.

Audit and examinations expense decreased from $214,000 for the three months ended March 31, 2007 to $98,000 for the three months ended March 31, 2008. During the three months ended March 31, 2007, the Company recorded $60,000 in additional accruals for independent audits and regulatory examinations as well as $97,000 in expenses incurred for audit testing.

Legal expense increased $147,000 from the three months ended March 31, 2007 to $225,000 for the three months ended March 31, 2008. The increase is the result of additional legal fees incurred by Middleburg Bank. The consolidation of Southern Trust Mortgage contributed $37,000 to the increase in legal expense.

Other expense increased 107.8% or $923,000 to $1.8 million for the three months ended March 31, 2008 from $856,000 for the three months ended March 31, 2007. The consolidation of Southern Trust Mortgage contributed $676,000 to the increase in other expense. The additional increase resulted from small increases in various expense categories, including advertising, office supplies, recruiting, courier services and business entertainment, due to the Company’s growth.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2008 was $8.7 million compared to $5.7 million at March 31, 2007. The allowance for loan losses at Middleburg Bank was 0.98% of total loans outstanding at March 31, 2007 and 1.10% of total loans outstanding at March 31, 2008. For total loans reported by Southern Trust Mortgage, the allowance for loan losses was 3.77% at March 31, 2008. The allowance for loan losses on a consolidated basis at March 31, 2008 was 1.26%. The provision for loan losses was $2.1 million for the three months ended March 31, 2008 and $152,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008, net loan charge-offs totaled $1.8 million, compared to $6,000 for the same period in 2007. Total loans past due 90 days or more at March 31, 2008 were $100,000. There were $5.1 million in non-performing loans at March 31, 2008 compared to none at March 31, 2007. At March 31, 2008, total loans greater than 30 days and less than 90 days past due totaled $3.3 million. Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at March 31, 2008. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at March 31, 2008 and December 31, 2007 was $77.1 million and $77.9 million, respectively. Total common shares outstanding at March 31, 2008 were 4,526,817.

At March 31, 2008, the Company’s tier 1 and total risk-based capital ratios were 11.1% and 12.1%, respectively, compared to 11.6% and 12.6% at December 31, 2007. The Company’s leverage ratio was 9.2% at March 31, 2008 compared to 9.4% at December 31, 2007. The leverage ratio is a measure of the relationship between the Company’s tier 1 capital and total average assets. The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Company maintains federal funds lines with large regional and money-center banking institutions. These available lines totaled $8.0 million, none of which were outstanding at March 31, 2008. Federal funds purchased during the first three months of 2008 averaged $679,000 compared to an average of $519,000 during the same period in 2007. At March 31, 2008 and December 31, 2007, the

Company had $53.1 million and $51.8 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $229.5 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Company utilized the credit line for both overnight and long-term funding throughout the first three months of 2008. Short-term and long-term advances averaged $41.7 million and $98.0 million, respectively, for the three months ended March 31, 2008.

At March 31, 2008, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 36.0% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit decreased $2.3 million to $95.1 million at March 31, 2008 compared to $97.4 million at December 31, 2007. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows. Standby letters of credit were $3.5 million at March 31, 2008. This amount is an increase from $3.3 million at December 31, 2007.

Contractual obligations decreased $6.3 million to $126.7 million at March 31, 2008 compared to $133.0 million at December 31, 2007. This change results from maturities on certain long-term debt obligations and decreases in operating lease obligations. Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the 2007 Form 10-K.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	changes in interest rates and interest rate policies;
•	changes in general economic and business conditions in the Company’s market area;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	maintaining cost controls and asset qualities as the Company opens or acquires new branches;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Company;
•	changing trends in customer profiles and behavior;
•	changes in banking and other laws and regulations applicable to the Company;
•	maintaining capital levels adequate to support the Company’s growth; and
•	other factors described in Item 1A, “Risk Factors,” included in the 2007 Form 10K.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk, though it should be noted that the assets under management by Middleburg Trust Company are affected by equity price risk. The ongoing monitoring and management of interest rate risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (“ALCO”) of Middleburg Bank. In this capacity, ALCO develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings. ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk. The model prepared for March 31, 2008 did not include assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following reflects the range of the Company’s net interest income sensitivity analysis during the three months ended March 31, 2008 and the year ended December 31, 2007.

For the Three Months Ended March 31, 2008
Rate Change	Estimated Net Interest Income Sensitivity

High	Low	Average
+ 200 bp	1.75%	1.75%	1.75%
- 200 bp	(2.90%)	(2.90%)	(2.90%)

For the Year Ended December 31, 2007
Rate Change	Estimated Net Interest Income Sensitivity

High	Low	Average
+ 200 bp	(3.31%)	(1.55%)	(1.50%)
- 200 bp	(2.90%)	(1.38%)	(0.23%)

At March 31, 2008, the Company’s interest rate risk model indicated that, in a rising rate environment of 100 basis points over a 12 month period, net interest income could increase by 1.03% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 100 basis points over a 12 month period net interest income could decrease by 1.26% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2007, the Company’s balance sheet has grown by $81.8 million. The consolidation of Southern Trust Mortgage, along with borrowings from the Federal Home Loan Bank has resulted in the level of asset growth seen in the first quarter of 2008. The Company’s interest rate profile is symmetrical for the next 12 months. Based upon a March 31, 2008 simulation, the Company could expect an average negative impact to net interest income of $1.9 million over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Company could expect an average positive impact to net interest income of $1.4 million over the next 12 months.

The Company maintains an interest rate risk management strategy that has used derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company’s specific goal is to lower (where possible) the cost of its borrowed funds. The Company had no derivatives at March 31, 2008.

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels such as yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances about the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

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

Item 1A. Risk Factors

As of May 10, 2008, there were no material changes to the risk factors previously disclosed in the 2007 Form 10K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Bylaws of Middleburg Financial Corporation attached as Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on May 1, 2008, incorporated herein by reference.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: May 16, 2008	/s/ Joseph L. Boling
Joseph L. Boling
Chairman of the Board
& Chief Executive Officer

Date: May 16, 2008	/s/ Kathleen J. Chappell
Kathleen J. Chappell

Senior Vice President& Chief Financial Officer

EXHIBIT INDEX

Exhibits

3.1	Bylaws of Middleburg Financial Corporation attached as Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on May 1, 2008, incorporated herein by reference.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350