Form 10-Q
period 2008-06-30
MIDDLEBURG FINANCIAL CORP
filed 2008-08-11
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 4,528,817 shares of Common Stock as of August 8, 2008

MIDDLEBURG FINANCIAL CORPORATION

INDEX

Part I.	Financial Information	Page No.

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Shareholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	37

Part II.	Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures	39

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$23,564	$19,413
Interest-bearing deposits in banks	2,417	803
Federal funds sold	11,500	--
Securities (fair value: June 30, 2008,
$155,350; December 31, 2007, $129,146)	155,350	129,142
Loans held for sale, net of allowance for loan losses of $61	42,112	--
Loans, net of allowance for loan losses of $9,692,
June 30, 2008; and $7,093, December 31, 2007	650,723	638,692
Premises and equipment, net	22,270	20,639
Accrued interest receivable and other assets	40,457	32,711

Total assets	$948,393	$841,400

Liabilities and Shareholders' Equity
Liabilities
Deposits
Non-interest bearing demand deposits	$117,304	$119,556
Savings and interest bearing demand deposits	293,293	238,992
Time deposits	249,631	230,221
Total deposits	$660,228	$588,769

Federal funds purchased	--	500
Securities sold under agreements to repurchase	51,044	51,781
Short-term borrowings	43,610	22,000
Long-term debt	104,000	88,000
Trust preferred capital notes	5,155	5,155
Accrued interest payable and other liabilities	8,477	7,291
Total liabilities	$872,514	$763,496

Minority interest in consolidated subsidiary	2,794	--

Shareholders' Equity
Common stock, par value $2.50 per share,
authorized 20,000,000 shares;
issued and outstanding at June 30, 2008 - 4,526,817 shares
issued and outstanding at December 31, 2007 – 4,526,317 shares	$11,317	$11,316
Capital surplus	23,847	23,817
Retained earnings	42,376	43,773
Accumulated other comprehensive loss, net	(4,455)	(1,002)
Total shareholders' equity	$73,085	$77,904

Total liabilities and shareholders' equity	$948,393	$841,400

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited		Unaudited
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest and Dividend Income
Interest and fees on loans	$24,084	$20,575	$11,925	$10,592
Interest on investment securities:
Taxable	-	1	--	--
Tax-exempt	4	29	--	15
Interest and dividends on securities available for sale:
Taxable	2,396	2,136	1,279	1,010
Tax-exempt	976	936	503	464
Dividends	239	208	114	111
Interest on deposits in banks and federal funds sold	166	120	67	60
Total interest and dividend income	$27,865	$24,005	$13,888	$12,252
Interest Expense
Interest on deposits	$7,436	$7,023	$3,490	$3,505
Interest on securities sold under agreements to repurchase	647	949	262	443
Interest on short-term borrowings	1,305	1,470	516	1,036
Interest on long-term debt	2,303	978	1,173	492
Total interest expense	$11,691	$10,420	$5,441	$5,476
Net interest income	$16,174	$13,585	$8,447	$6,776
Provision for loan losses	4,371	559	2,307	407
Net interest income after provision for loan losses	$11,803	$13,026	$6,140	$6,369
Other Income
Trust and investment advisory fee income	$1,962	$2,235	$978	$1,130
Service charges on deposit accounts	978	982	505	516
Net (losses) on securities available for sale	(259)	--	(367)	--
Commissions on investment sales	244	270	127	143
Equity in earnings of affiliates	--	305	--	253
Net gains on mortgages held for sale	4,586	--	2,320	--
Fees on mortgages held for sale	747	--	312	--
Bank-owned life insurance	245	220	131	111
Other service charges, commissions and fees	325	343	178	173
Other operating income	244	54	86	26
Total other income	$9,072	$4,409	$4,270	$2,352
Other Expense
Salaries and employees’ benefits	$13,051	$6,906	$6,466	$3,566
Net occupancy and equipment expense	2,824	1,618	1,431	801
Other taxes	320	315	160	159
Advertising	407	179	305	90
Computer operations	543	546	276	288
Legal fees	387	218	162	140
Other operating expenses	3,385	2,076	1,610	1,095
Total other expense	$20,917	$11,858	$10,410	$6,139

Income before income taxes and minority interest in consolidated subsidiary	$(42)	$5,577	$--	$2,582
Income tax (benefit) expense	(232)	1,566	(68)	717
Minority interest in consolidated subsidiary	324	--	293	--
Net income	$514	$4,011	$361	$1,865

Earnings per share, basic	$0.11	$0.89	$0.08	$0.41
Earnings per share, diluted	$0.11	$0.87	$0.08	$0.41
Dividends per share	$0.38	$0.38	$0.19	$0.19

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008 and 2007

(In Thousands, Except Share Data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income		Total
Balance, December 31, 2006	$11,264	$23,503	$44,139	$(1,008)			$77,898
Comprehensive Income:
Net income			4,011		$4,011		4,011
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $821)					(1,592)
Other comprehensive loss (net of tax, $821)				(1,592)	$(1,592)		(1,592)
Total comprehensive income					$2,419
Cash dividends declared			(1,712)				(1,712)
Equity compensation		29					29
Balance, June 30, 2007	$11,264	$23,532	$46,438	$(2,600)		$	$ 78,634
Balances - December 31, 2007	$11,316	$23,817	$43,773	$(1,002)			$77,904
Comprehensive Income
Net income			514		$514		514
Other comprehensive losses net of tax:
Unrealized holding losses arising during the
period (net of tax, $1,867)					(3,624)
Reclassification adjustment (net of tax, $88)					171
Other comprehensive loss (net of tax, $1,779)				(3,453)	$(3,453)		(3,453)
Total comprehensive loss					$(2,939)
Cash dividends declared			(1,720)				(1,720)
Reduction due to change in pension measurement date			(191)				(191)
Share-based compensation		25					25
Issuance of common stock (500 shares)	1	5					6
Balances – June 30, 2008	$11,317	$23,847	$42,376	$(4,455)			$73,085

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$514	$4,011
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,371	559
Depreciation and amortization	986	877
Equity in (undistributed) distributions in excess of earnings of affiliates	(24)	(199)
Minority interest in earnings (losses) in consolidated subsidiary	(324)	--
Net losses on securities available for sale	259	--
Originations of loans held for sale	(340,685)	--
Proceeds from sales of loans held for sale	342,481	--
Net (gains) on mortgages held sale	(4,586)	--
Net loss on disposal of premises and equipment	--	20
Premium amortization on securities, net	89	8
Equity compensation	25	29
(Increase) in other assets	(1,090)	(1,472)
Increase (decrease) in other liabilities	248	(258)
Net cash provided by operating activities	$2,264	$3,575

Cash Flows from Investing Activities
Proceeds from maturity, principal pay downs and calls on investment securities	$155	$231
Proceeds from maturity, principal pay downs and
calls of securities available for sale	10,765	16,412
Proceeds from sale of investment securities	526	--
Proceeds from sale of securities available for sale	33,610	12,383
Purchase of securities available for sale	(76,845)	(24,472)
Net decrease (increase) in loans	1,909	(54,046)
Investment by minority interest in consolidated subsidiary	438	--
Proceeds from consolidation of subsidiary	1,616	--
Purchase of premises and equipment	(2,163)	(1,347)
Proceeds from sale of premises and equipment	--	3
Net cash (used in) investing activities	$(29,989)	$(50,836)

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

(In Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2008	2007

Cash Flows from Financing Activities
Net increase (decrease) in non-interest bearing and interest
bearing demand deposits and savings accounts	$52,049	$(21,256)
Net increase in certificates of deposits	19,410	11,562
Net (decrease) in federal funds purchased	(500)	--
Proceeds from short-term borrowings	149,500	319,300
Payment on short-term borrowings	(188,947)	(255,900)
Payment on long-term debt	--	(5,000)
Proceeds from long-term debt	16,000	--
Cash dividends paid	(1,791)	(1,712)
Issuance of common stock	6	--
(Decrease) increase in securities sold under agreements to repurchase	(737)	787
Net cash provided by financing activities	$44,990	$47,781
Increase in cash and cash equivalents	$17,265	$520

Cash and Cash Equivalents
Beginning	20,216	18,556
Ending	$37,481	$19,076

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$12,418	$10,566
Income taxes	465	2,085

Supplemental Disclosures for Non-Cash
Investing and Financing Activities
Unrealized (loss) on securities available for sale	(5,232)	(2,413)
Transfer of loans to other real estate owed	4,910	--

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2008, the results of operations for the three months and the six months ended June 30, 2008 and 2007 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2008 and 2007, in accordance with accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) of Middleburg Financial Corporation (the “Company”). The results of operations for the three month and the six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. See Note 10 for a discussion of the consolidation of Southern Trust Mortgage, LLC.

Note 2.	Stock–Based Compensation Plan

As of June 30, 2008, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units. The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan. Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company. The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company granted 7,948 stock awards (non-vested shares) in March 2007. The shares are split equally between service condition awards and performance condition awards. The requisite service period for the awards is three years. For the six months ended June 30, 2008, the Company recorded $21,000 in compensation expense related to these grants.

The Company granted 9,051 stock awards (non-vested shares) in June 2008. The shares are service condition awards. The requisite service period for the awards is three years. For the six months ended June 30, 2008, the Company recorded $4,000 in compensation expense related to these grants.

The following table summarizes options outstanding under the 1997 Stock Incentive Plan at the end of the reportable periods. The weighted average remaining contractual term for options outstanding and exercisable at June 30, 2008 was 3.2 years. At June 30, 2008, the market value of the Company’s common stock was less than the weighted average exercise price of the outstanding and exercisable options granted under the 1997 Stock Incentive Plan.

	June 30, 2008			December 31, 2007
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
Outstanding at beginning of year	166,380	$ 19.41		186,880	$ 18.51
Granted	--	--		--	--
Exercised	(500)	11.75		(20,000)	10.63
Forfeited	--	--		(500)	37.00
Outstanding at end of period	165,880	$ 19.43	$ --	166,380	$ 19.41	$ 318,000
Exercisable at end of period	165,880	$ 19.43	$ --	166,380	$ 19.41	$ 318,000

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable periods.

	June 30, 2008			December 31, 2007
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Grant-Date	Intrinsic		Grant-Date	Intrinsic
	Shares	Fair Value	Value	Shares	Fair Value	Value
Outstanding at beginning of year	7,016	$ 32.30		--	$ --
Granted	9,051	22.90		7,948	32.30
Vested	(877)	32.30		--	--
Forfeited	--	--		(932)	32.30
Non-vested at end of period	15,190	$ 26.70	$ 292,000	7,016	$ 32.30	$ 150,000

The weighted average remaining contractual term for non-vested grants at June 30, 2008 was 2.5 years. The weighted average grant-date fair value of restricted stock awarded during the six months ended June 30, 2008 was $21.66. As of June 30, 2008, there was $340,000 of total unrecognized compensation expense related to the non-vested awards under the 2006 Equity Compensation Plan.

Note 3.	Securities

Amortized costs and fair values of securities available for sale at June 30, 2008 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 120	$ --	$ (1)	$ 119
Obligations of states and
political subdivisions	48,020	319	(1,914)	46,425
Mortgage-backed securities	101,091	37	(3,427)	97,701
Corporate preferred stock	39	2	--	41
Restricted stock	7,315	--	--	7,315
Other	4,707	--	(958)	3,749
	$ 161,292	$ 358	$ (6,300)	$ 155,350

At June 30, 2008, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 99	$ (1)	$ --	$ --
Obligations of states
and political subdivisions	30,454	(1,646)	3,949	(268)
Mortgage-backed
securities	78,137	(2,535)	12,901	(892)
Corporate preferred stock	--	--	--	--
Other	2,423	(958)	--	--
Total temporarily
impaired securities	$ 111,113	$ (5,140)	$ 16,850	$ (1,160)

The unrealized losses in the portfolio as of June 30, 2008 are considered temporary and are a result of the current interest rate environment and not increased credit risk. Of the temporarily impaired securities, 106 are investment grade and one is non-rated. The federal agency mortgage-backed securities have the largest temporary impairment but are issued by government sponsored enterprises (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation). The non-rated security is issued by a local municipality. As a result of this investment, the Company receives credit under the Community Reinvestment Act. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability and intent to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Note 4.	Loan Portfolio

The consolidated loan portfolio was composed of the following:

	June 30,	December 31,
	2008	2007
	(In Thousands)

Commercial, financial and agricultural	$ 38,112	$ 46,482
Real estate construction	107,118	96,576
Real estate mortgage	497,474	481,554
Consumer installment	16,730	20,237
Total loans	659,434	644,849
Add: Deferred loan costs	981	936
Less: Allowance for loan losses	9,692	7,093
Net loans	$ 650,723	$ 638,692

Consolidated loans held for sale was composed of the following:

	June 30,	December 31,
	2008	2007
	(In Thousands)

Mortgages held for sale	$ 42,173	$ --
Less: Allowance for loan losses	61	--
Net mortgages held for sale	$ 42,112	$ --

The following table summarizes impaired loans:

	June 30,	December 31,
	2008	2007
(In Thousands)
Impaired loans for which,
a specific allowance has been provided	$ 182	$ 5,127
a specific allowance has not been provided	1,542	2,812
Total impaired loans	$ 1,724	$ 7,939
Allowance provided for impaired loans,
included in the allowance for loan losses	$ 151	$ 459
Average balance of impaired loans	$ 1,647	$ 7,419
Interest income recognized	$ 32	$ 482

The Company had $6.2 million, including $3.5 million from the consolidation of Southern Trust Mortgage, and $2.0 million in non-accrual loans excluded for the impaired loan disclosure under SFAS No.114, Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No.5 and 15” at June 30, 2008 and December 31, 2007, respectively. If interest had been accrued, such income would have been approximately $467,000, including $303,000 from the consolidation of Southern Trust Mortgage, and $77,000 as of June 30, 2008 and December 31, 2007, respectively. There were $2.7 million, including $1.3 million from the consolidation of Southern Trust Mortgage, and $30,000 in loans more than 90 days past due and still accruing interest on June 30, 2008 and December 31, 2007, respectively.

Note 5.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	June 30,	December 31,
	2008	2007
	(In Thousands)
Balance at January 1	$ 7,093	$ 5,582
Southern Trust Mortgage consolidation	1,299	--
Provision charged to operating expense	4,371	1,786
Recoveries added to the allowance	15	64
Loan losses charged to the allowance	(3,025)	(339)
Balance at the end of the period	$ 9,753	$ 7,093

The allowance for loan losses was allocated as follows:

	June 30,	December 31,
	2008	2007
	(In Thousands)
Loans held for sale	$ 61	$ --
Loans held for investment	9,692	7,093
Balance at the end of the period	$ 9,753	$ 7,093

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Six Months Ended
	June 30, 2008		June 30, 2007
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings per share	4,526,600	$ 0.11	4,505,605	$ 0.89
Effect of dilutive securities:
stock options and grants	33,793		83,855
Diluted earnings per share	4,560,393	$ 0.11	4,589,460	$ 0.87

	Three Months Ended
	June 30, 2008		June 30, 2007
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings per share	4,526,817	$ 0.08	4,505,605	$ 0.41
Effect of dilutive securities:
stock options and grants	35,062		82,864
Diluted earnings per share	4,561,879	$ 0.08	4,588,469	$ 0.41

At June 30, 2008, stock options representing 11,500 shares were not included in the calculation of earnings per share because they would have been antidilutive.

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

The following table presents segment information for the six months ended June 30, 2008 and 2007, respectively.

	For the Six Months Ended
	June 30, 2008
	Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 24,950	$ 17	$ 2,983	$ (85)	$ 27,865
Trust and investment advisory
fee income	--	2,254	--	(48)	2,206
Other income	1,369	50	5,516	(69)	6,866

Total operating income	26,319	2,321	8,499	(202)	36,937

Expenses:
Interest expense	10,738	--	1,038	(85)	11,691
Salaries and employee benefits	6,501	1,425	5,125	--	13,051
Provision for loan losses	3,190	--	1,181	--	4,371
Other	5,323	747	1,913	(117)	7,866

Total operating expenses	25,752	2,172	9,257	(202)	36,979
Income before income taxes and minority interest in consolidated subsidiary	567	149	(758)	--	(42)
Minority interest in consolidated subsidiary	--	--	--	324	324
Provision for income taxes	(331)	99	--	--	(232)

Net income	$ 898	$ 50	$ (758)	$ 324	$ 514

Total assets	$ 975,522	$ 13,305	$ 55,209	$ (95,643)	$ 948,393
Capital expenditures	$ 1,838	$ 267	$ --	$ --	$ 2,105

	For the Six Months Ended
	June 30, 2007

	Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 23,991	$ 29	$ --	$ (15)	$ 24,005
Trust and investment advisory
fee income	-	2,280	--	(45)	2,235
Other income	2,195		--	(21)	2,174

Total operating income	26,186	2,309	--	(81)	28,414

Expenses:
Interest expense	10,435	-	--	(15)	10,420
Salaries and employee benefits	5,773	1,133	--	--	6,906
Provision for loan losses	559	-	--	--	559
Other	4,284	734	--	(66)	4,952

Total operating expenses	21,051	1,867	--	(81)	22,837

Income before income taxes	5,135	442	--	-	5,577
Provision for income taxes	1,380	186	--	-	1,566

Net income	$ 3,755	$ 256	$ --	$ --	$ 4,011

Total assets	$ 817,176	$ 6,970	$ --	$ (1,870)	$ 822,276
Capital expenditures	$ 1,347	$ --	$ --	$ --	$ 1,347

The following table presents segment information for the three months ended June 30, 2008 and 2007, respectively.

	For the Three Months Ended
	June 30, 2008
	Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 12,482	$ 6	$ 1,457	$ (57)	$ 13,888
Trust and investment advisory
fee income	--	1,247	--	(25)	1,222
Other income	397	(1)	2,709	(57)	3,048

Total operating income	12,879	1,252	4,166	(139)	18,158

Expenses:
Interest expense	5,074	--	424	(57)	5,441
Salaries and employee benefits	2,927	835	2,704	--	6,466
Provision for loan losses	1,298	--	1,009	--	2,307
Other	2,926	398	733	(113)	3,944

Total operating expenses	12,225	1,233	4,870	(170)	18,158
Income before income taxes and minority interest in consolidated subsidiary	654	19	(704)	31	--
Minority interest in consolidated subsidiary	--	--	--	293	293
Provision for income taxes	(105)	37	--	--	(68)

Net income	$ 759	$ (18)	$ (704)	$ 324	$ 361

Total assets	$ 975,522	$ 13,305	$ 55,209	$ (95,643)	$ 948,393
Capital expenditures	$ 941	$ 15	$ --	$ --	$ 956

	For the Three Months Ended
	June 30, 2007

	Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 12,246	$ 15	$ --	$ (9)	$ 12,252
Trust and investment advisory
fee income	--	1,152	--	(22)	1,130
Other income	1,233	--	--	(11)	1,222

Total operating income	13,479	1,167	--	(42)	14,604

Expenses:
Interest expense	5,485	--	--	(9)	5,476
Salaries and employee benefits	3,008	558	--	--	3,566
Provision for loan losses	407	--	--	--	407
Other	2,241	365	--	(33)	2,573

Total operating expenses	11,141	923	--	(42)	12,022

Income before income taxes	2,338	244	--	-	2,582
Provision for income taxes	616	101	--	-	717

Net income	$ 1,722	$ 143	$ --	$ --	$ 1,865

Total assets	$ 817,176	$ 6,970	$ --	$ (1,870)	$ 822,276
Capital expenditures	$ 589	$ --	$ --	$ --	$ 589

Note 8.	Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

Service cost	$ 405	$ 371	$ 203	$ 185
Interest cost	185	151	92	76
Expected return on plan assets	(209)	(198)	(104)	(99)
Amortization of net obligation
at transition	(2)	(2)	(1)	(1)
Amortization of net loss	11	14	5	7
Net periodic benefit cost	$ 390	$ 336	$ 195	$ 168

The Company previously disclosed in the 2007 Form 10-K that it does not expect to contribute to its pension plan in 2008. However, as of June 30, 2008 the Company has contributed $330,000.

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

In June 2008, the FASB finalized Staff Position (“FSP”) No. EITF03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The FASB also concluded that because the FSP applies to all outstanding unvested share-based payment awards that contain right to non-forfeitable dividends, changes in an entity’s forfeiture estimates from one reporting period to the next do not affect the computation of earnings per share, other than for the increase or decrease in compensation cost as a result of the application of SFAS No. 123(R), Share-Based Payment. The transition guidance in the FSP requires an entity to retroactively adjust all prior-period earnings per share computations to reflect the FSP’s provisions. The retroactive adjustments encompass earnings per share computations included in interim financial statements. Early adoption of the FSP is not permitted. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the effect that this FSP will have on its financial statements when implemented.

Note 10.	Consolidation of Southern Trust Mortgage

In February 2008, Middleburg Bank approved a $5 million line of credit to Southern Trust Mortgage. The line of credit is secured by residential construction loans. As a result of the extension of credit, the Company was deemed to be the primary beneficiary as defined in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” Accordingly, the Company consolidated the assets, liabilities, revenues and expenses of Southern Trust Mortgage and reflected the issued and outstanding interest not held by the Company in its financial statements as Minority Interest in Consolidated Variable Interest Entity in its March 31, 2008 Form 10Q. Prior periods were not restated to reflect that accounting treatment and may affect comparability. At March 31, 2008, the Company owned 42.3% of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank.

In May 2008, Middleburg Bank acquired the membership interest units of one of the partners of Southern Trust Mortgage for $1.6 million. As a result, the Company’s ownership interest exceeded 50% of the issued and outstanding membership units. Accordingly, the Company is required to consolidate the assets, liabilities, revenues and expenses of Southern Trust Mortgage and reflect the issued and outstanding interest not held by the Company in its financial statements as Minority Interest in Consolidated Subsidiary. Prior periods have not restated to reflect this accounting treatment and may affect comparability. At June 30, 2008, the Company owned 57.1% of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank.

Note 11.	Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Loans held for sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. The Company obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2008, the entire balance of loans held for sale was recorded at cost.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned are measured at fair value less cost to sell. The Company believes that the fair value component in its valuation follows the provisions of SFAS No. 157.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at June 30, 2008 and results of operations of the Company for the three months and the six months ended June 30, 2008 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2007 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc and a majority owned subsidiary, Southern Trust Mortgage, LLC. Middleburg Bank is a community bank serving the Virginia counties of Loudoun, Fairfax and Fauquier with seven financial service centers and two limited service facilities. Middleburg Investment Group is a non-bank holding company with two wholly owned subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, Inc. Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities. Middleburg Investment Advisors is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 24 states. Southern Trust Mortgage is a regional mortgage company headquartered in Norfolk, Virginia and maintains offices in Virginia, Maryland, North Carolina and South Carolina.

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

The Company generates a significant amount of its income from the net interest income earned by Middleburg Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Middleburg Bank also generates income from fees on deposits and loans.

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

Southern Trust Mortgage generates fees from the origination and sale of mortgages loans. Southern Trust Mortgage also maintains a real estate construction portfolio and receives interest and fee income from these loans, which, net of interest expense, is included in net interest income.

Net income for the six months ended June 30, 2008 decreased to $514,000 from $4.0 million for the six months ended June 30, 2007. Annualized returns on average assets and equity for the six months ended June 30, 2008 were 0.3% and 3.3%, respectively, compared to 1.0% and 10.1% for the same period in 2007. Gains and losses on securities have not been annualized for the return on average assets and return on average equity calculations, nor has the salary adjustment related to the conversion of the Company’s time and attendance software. The Company recognized losses in its loan portfolio resulting in net charge-offs against the reserves for loan losses of $3.0 million during the six months ended June 30, 2008. As a result of the evaluation of the adequacy of the reserves for loan loss, subsequent to the recognition of net charge-offs, the Company increased its reserves for loan losses at Middleburg Bank, through recognition of bad debt expense, by $3.2 million. The Company also increased its reserves for loan losses at Southern Trust Mortgage, through recognition of bad debt expense, by $1.2 million during the six months ended June 30, 2008.

Total interest income increased $3.9 million or 16.1%, for the six months ended June 30, 2008, when compared to the same period in 2007. Interest and fees on loans increased 17.1% for the six months ended June 30, 2008 to $24.1 million, compared to $20.6 million for the same period in 2007. Total interest expense was $11.7 million for the six months ended June 30, 2008, compared to $10.4 million for the six months ended June 30, 2007. While interest expense on deposits for the six months ended June 30, 2008 increased 5.9% when compared same period in 2007, the average balance of interest bearing deposits increased 9.6% during the six month ended June 30, 2008, compared to the same period in 2007. Other income increased $4.7 million to $9.1 million for the six months ended June 30, 2008, when compared to the same period in 2007. The consolidation of Southern Trust Mortgage contributed $4.6 million to the increase in other income. Total other expense was $20.9 million for the six months ended June 30, 2008 compared to $11.9 million for the same period in 2007. For the six months ended June 30, 2008, salaries and employees’ benefits increased $6.1 million, which includes $5.1 million in salaries and employees’ benefits expense at Southern Trust Mortgage.

Net income for the three months ended June 30, 2008 decreased to $361,000 from $1.9 million for the three months ended June 30, 2007. Net charge-offs against the reserves for loan losses were $1.2 million during the three months ended June 30, 2008. The Company increased its reserves for loan losses at Middleburg Bank and Southern Trust Mortgage, through recognition of bad debt expense, by $1.3 million and by $1.0 million, respectively, during the three months ended June 30, 2008. Total interest income increased $1.6 million or 13.4%, for the three months ended June 30, 2008, when compared to the same period in 2007. Interest and fees on loans increased 12.6% for the three months ended June 30, 2008 to $11.9 million, compared to $10.6 million for the same period in 2007. Total interest expense was relatively unchanged at $5.4 million for the three months ended June 30, 2008, compared to the same period in 2007. Other income increased $1.9 million to $4.3 million for the three months ended June 30, 2008, when compared to the same period in 2007. Total other expense was $10.4 million for the three months ended June 30, 2008 compared to $6.1 million for the same period in 2007. For the three months ended June 30, 2008, salaries and employees’ benefits increased $2.9 million, which includes $2.7 million in salaries and employees’ benefits expense at Southern Trust Mortgage. The consolidation of Southern Trust Mortgage has impacted several categories of the financial statements. The impact is described in greater detail in the Financial Condition and Results of Operations sections below, as necessary.

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

Intangibles and Goodwill

The Company had approximately $6.9 million in intangible assets and goodwill at June 30, 2008, an increase of $1.7 since December 31, 2007. On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets,as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years. The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $6.9 million in intangible assets and goodwill at June 30, 2008 was attributable to the Company’s investment in Middleburg Trust Company. With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

When the Company completes its ongoing review of the recoverability of intangible assets and goodwill, factors that are considered important to determining whether impairment might exist include loss of customers acquired or significant withdrawals of the assets currently under management and/or early retirement or termination of key members of management. Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations. The most recent review was performed in February 2008 and was based on information as of December 31, 2007.

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company increased to $948.4 million at June 30, 2008, compared to $841.4 million at December 31, 2007, representing an increase of $107.0 million or 12.7%. Total average assets increased 15.1% from $790.1 million for the six months ended June 30, 2007 to $909.7 million for the same period in 2008. Total liabilities were $872.5 million at June 30, 2008, compared to $763.5 million at December 31, 2007. Total average liabilities increased $116.6 million or 16.4% to $827.3 million for the six months ended June 30, 2008, compared to the same period in 2007. Average shareholders’ equity decreased 1.2% or $927,000 million over the same periods. The consolidation of Southern Trust Mortgage contributed $45.5 million to the increase in total assets and $34.1 million to the increase in total average assets.

Loans

Loans include both portfolio loans and mortgages held for sale. Total loans at June 30, 2008 were $701.6 million, an increase of $56.8 million from the December 31, 2007 amount of $644.8 million. The consolidation of Southern Trust Mortgage contributed $48.4 million to the increase in total loans, of which $42.2 were mortgages held for sale. The remaining $6.2 million were real estate construction loans held by Southern Trust Mortgage. The Company experienced increases in real estate construction loans, which were $107.1 million at June 30, 2008, compared to $96.6 million at December 31, 2007. The $9.5 million increase in real estate construction loans was primarily related to residential construction. Real estate mortgage loans were $497.5 million at June 30, 2008, or 70.9% of total loans, compared to the December 31, 2007 amount of $481.6 million. The $15.9 million increase in real estate mortgage loans held by Middleburg Bank was primarily due to increases in home equity loans and residential loans during 2008. Commercial, financial and agricultural loans were $38.1 million at June 30, 2008, compared to 46.5 million at December 31, 2007. The decrease of $8.4 million is due to decreases in lines of credit. Southern Trust Mortgage has a $5 million line of credit with Middleburg Bank, of which $4.2 million was outstanding at June 30, 2008. The line of credit is eliminated in the consolidation process and is not reflected in the Company’s financial statements.

Net charge-offs were $3.0 million for the six months ended June 30, 2008. The provision for loan losses for the six months ended June 30, 2008 was $4.4 million compared to $559,000 for the same period in 2007. The increase in the provision is the result of a decision by management to increase Middleburg Bank’s allowance from 1.1% to 1.2% of its total loans, as well as the consolidation of Southern Trust Mortgage, which had an allowance of 3.8% of its total loans at June 30, 2008. The allowance for loan losses was $9.8 million or 1.4% of total loans outstanding at June 30, 2008.

Securities

Securities increased to $155.4 million at June 30, 2008 compared to $129.1 million at December 31, 2007. The Company increased its securities portfolio in an effort to maintain a source of collateral for public fund deposits and repurchase agreements as well as to invest in earning assets to offset the decline in the loan demand. The Company sold $29.4 million securities and purchased $70.9 million securities during the six months ended June 30, 2008. The securities sold during the six months ended June 30, 2008, included $639,000 in securities previously reported as held-to-maturity in the 2007 Form 10-K. The held-to-maturity securities had maturities of less than 14 months. The Company had the ability to hold these securities, but elected to sell them as part of an adjustment to the securities portfolio. The remaining held-to-maturity included two mortgage backed securities with a book value of $26,000 which the Company has transferred to available for sale. The Company will not maintain a held-to-maturity portfolio for the foreseeable future. The Company will continue to maintain its securities portfolio as a source of liquidity and collateral. At June 30, 2008, the tax equivalent yield on the investment portfolio was 5.46%.

Premises and Equipment

Premises and equipment increased $1.7 million from $20.6 million at December 31, 2007 to $22.3 million at June 30, 2008. The consolidation of Southern Trust Mortgage contributed $209,000 to the increase. In February 2008, the Company’s subsidiary, Middleburg Trust Company, opened an office in Williamsburg, which contributed $252,000 to the increase. The remaining increases are the result of the relocation of the Ashburn Financial Service Center and other renovations within the Company’s existing facilities.

Other Assets

The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $13.2 million at June 30, 2008. The Company had $4.9 million in other real estate owned, which included $1.6 million due to the consolidation of Southern Trust Mortgage. The Company is currently working to sell these assets. Goodwill and identified intangibles of $6.9 million are also included in other asset at June 30, 2008. The $6.9 million is related to the acquisitions of Middleburg Trust Company, Middleburg Investment Advisors and the consolidation of Southern Trust Mortgage.

Deposits

Deposits increased $71.5 million to $660.2 million at June 30, 2008 from $588.8 million at December 31, 2007. Average deposits for the six months ended June 30, 2008 increased 7.3% or $41.6 million compared to average deposits for the six months ended June 30, 2007. Average interest bearing demand deposits were $168.6 million for the six months ended June 30, 2008 compared to $147.4 million for the six months ended June 30, 2007. Average interest bearing deposits were $503.8 million for the three months ended June 30, 2008 compared to $448.8 million for the three months ended June 30, 2007.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $44.1 million at June 30, 2008, compared to $42.6 million at December 31, 2007, and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet. Excluding the Tredegar Institutional Select product, savings and interest bearing demand deposits increased by $12.7 million from December 31, 2007 to June 30, 2008.

Time deposits increased $19.4 million from December 31, 2007 to $249.6 million at June 30, 2008. Time deposits included brokered certificates of deposit of $68.7 million with maturities ranging from one to four years. In May 2008, the Company returned to the brokered certificate of deposit market as an alternative to long-term borrowings. The new issuances, totaling $59.9 million, have maturity dates ranging from 9 to 36 months. Securities sold under agreements to repurchase (“Repo Accounts”) decreased $737,000 from $51.8 million at December 31, 2007 to $51.1 million at June 30, 2008. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and all Tredegar Institutional Select accounts maintained by business clients.

Short-term Borrowings and Long-term Debt

The Company had no FHLB overnight advances at June 30, 2008 compared to $22.0 million at December 31, 2007. Southern Trust Mortgage has a line of credit with Colonial Bank, which is headquartered in Montgomery, Alabama, that is primarily used to fund its mortgages held for sale. At June 30, 2008, this line had an outstanding balance of $43.6 million and is included in total short-term borrowings. The line of credit is based on the London Inter-Bank Offered Rate (“LIBOR”). Southern Trust Mortgage also has a $5.0 million line of credit with Middleburg Bank, of which $4.2 million was outstanding at June 30, 2008. The line of credit is eliminated in the consolidation process and is not reflected in the financial statements of the Company. Long-term debt increased $16.0 million at June 30, 2008 from $88.0 million at December 31, 2007.

Minority Interest in Consolidated Subsidiary

The Company owns 57.1% of the issued and outstanding membership interest units in Southern Trust Mortgage. The remaining 42.9% of issued and outstanding membership interest units are owned by other partners. The ownership interest of these partners is represented in the financial statements as “Minority Interest in Consolidated Subsidiary.”

In May 2008, Middleburg Bank acquired the membership interest units of one of the partners of Southern Trust Mortgage for $1.6 million. Prior to this acquisition, the Company owned 42.3% of the issued and outstanding membership interest units in Southern Trust Mortgage.

Capital

Shareholders’ equity was $73.1 million at June 30, 2008. This amount represents a decrease of $4.8 from the December 31, 2007 amount of $77.9 million. The book value per common share was $16.14 at June 30, 2008 and $17.21 at December 31, 2007.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $16.2 million for the first six months of 2008 compared to $13.6 million for the same period in 2007, an increase of 19.1%. Total interest income increased 16.1% and total interest expense increased 12.2% when comparing the six months ended June 30, 2008 to the six months ended June 30, 2007. The increase in total interest income is primarily the result of increases in interest and fees on loans. In particular, interest and fees from real estate loans increased $2.8 million during the six months ended June 30, 2008, when compared to the same period in 2007. Total interest expense was $11.7 million for the six months ended June 30, 2008 compared to $10.4 million for the same period in 2007. The increase in total interest expense is primarily the result of increases in interest on deposits and the consolidation interest on short-term borrowings of Southern Trust Mortgage. In particular, interest expense for time deposits increased $536,000 million for the six months ended June 30, 2008, when compared to the same period in 2007. Average earning assets were $842.4 million for the six months ended June 30, 2008, compared to $726.8 million for the six months ended June 30, 2007. The consolidation of Southern Trust Mortgage increased average earning assets $42.1 million.

Net interest income for the three months ended June 30, 2008 totaled $8.4 million, compared to $6.8 million for the same period in 2007. When comparing the three months ended June 30, 2008 to the three months ended June 30, 2007, total interest income increased 13.4% while total interest expense decreased 0.6%. Total interest income for the three months ended June 30, 2008 was $13.9 million compared to $12.3 million for the three months ended June 30, 2007. Total interest expense was $5.4 million for the three months ended June 30, 2008 compared to $5.5 million for the same period in 2007. Average earning assets increased $128.0 million to $868.7 million for the three months ended June 30, 2008 from $740.7 million for the three months ended June 30, 2007.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated. Non-accrual loans are included in the loan balances.

Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30,
		2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 106,563	$ 2,636	4.97%	$ 90,632	$ 2,345	5.22%
Tax-exempt (2) (3)	45,229	1,484	6.60%	41,284	1,462	7.14%
Total securities	$ 151,792	$ 4,120	5.46%	$ 131,916	$ 3,807	5.82%
Loans:
Taxable	$ 683,186	$ 24,084	7.09%	$ 590,063	$ 20,574	7.03%
Tax-exempt (2)	11	--	0.00%	38	2	10.61%
Total loans	$ 683,197	$ 24,084	7.09%	$ 590,101	$ 20,576	7.03%
Federal funds sold	6,348	87	2.76%	4,042	101	5.04%
Interest-bearing deposits in
other financial institutions	1,025	79	15.50%	738	18	4.92%
Total earning assets	$ 842,362	$ 28,370	6.77%	$ 726,797	$ 24,502	6.80%
Less: allowances for credit losses	(8,603)			(5,738)
Total nonearning assets	75,985			69,053
Total assets	$ 909,744			$ 790,112

Liabilities
Interest-bearing deposits:
Checking	$ 168,582	$ 1,695	2.02%	$ 147,360	$ 1,787	2.45%
Regular savings	55,484	542	1.96%	51,766	480	1.87%
Money market savings	40,218	223	1.12%	57,315	309	1.09%
Time deposits:
$100,000 and over	133,358	2,859	4.31%	122,266	3,006	4.96%
Under $100,000	93,937	2,117	4.53%	69,828	1,440	4.16%
Total interest-bearing deposits	$ 491,579	$ 7,436	3.04%	$ 448,535	$ 7,022	3.16%

Short-term borrowings	$ 52,547	$ 1,224	4.68%	$ 54,017	$ 1,455	5.43%
Securities sold under agreements
to repurchase	54,501	647	2.39%	42,814	949	4.47%
Long-term debt	103,616	2,376	4.61%	40,956	978	4.82%
Federal Funds purchased	543	8	2.96%	517	15	5.85%
Total interest-bearing liabilities	$ 702,786	$ 11,691	3.35%	$ 586,839	$ 10,419	3.58%
Non-interest bearing liabilities:
Demand deposits	115,871			117,655
Other liabilities	8,603			6,122
Total liabilities	$ 827,260			$ 710,616
Minority interest in consolidated subsidiary	3,915			--
Shareholders’ equity	78,569			79,496
Total liabilities and shareholders’
Equity	$ 909,744			$ 790,112

Net interest income		$ 16,679			$ 14,083

Interest rate spread			3.43%			3.22%
Interest expense as a percent of
average earning assets			2.79%			2.89%
Net interest margin			3.98%			3.91%

(1) All June 30, 2008 and June 30, 2007 yields and rates have been annualized on a 366 and 365 day year, respectively.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30,
		2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 115.102	$ 1,394	4.87%	$ 87,917	$ 1,122	5.12%
Tax-exempt (2) (3)	47,639	761	6.42%	41,385	725	7.03%
Total securities	$ 162,741	$ 2,155	5.33%	$ 129,302	$ 1,847	5.73%
Loans:
Taxable	$ 699,584	$ 11,926	6.86%	$ 606,661	$ 10,590	7.00%
Tax-exempt (2)	10	--	0.00%	56	2	14.32%
Total loans	$ 699,594	$ 11,926	6.86%	$ 606,717	$ 10,592	7.00%
Federal funds sold	4,842	22	1.83%	3,737	48	5.15%
Interest-bearing deposits in
other financial institutions	1,551	45	11.67%	906	12	5.31%
Total earning assets	$ 868,728	$ 14,148	6.55%	$ 740,662	$ 12,499	6.77%
Less: allowances for credit losses	(8,687)			(5,866)
Total nonearning assets	79,368			69,582
Total assets	$ 939,409			$ 804,378

Liabilities
Interest-bearing deposits:
Checking	$ 182,350	$ 841	1.85%	$ 148,602	$ 869	2.35%
Regular savings	56,662	253	1.80%	52,503	249	1.90%
Money market savings	38,927	110	1.14%	54,559	147	1.08%
Time deposits:
$100,000 and over	129,629	1,286	3.99%	116,406	1,424	4.91%
Under $100,000	96,184	1,001	4.19%	76,734	816	4.27%
Total interest-bearing deposits	$ 503,752	$ 3,491	2.79%	$ 448,804	$ 3,505	3.13%

Short-term borrowings	$ 63,437	$ 439	2.78%	$ 71,424	$ 1,029	5.78%
Securities sold under agreements
to repurchase	54,603	262	1.93%	40,062	442	4.43%
Long-term debt	109,155	1,246	4.59%	40,155	492	4.91%
Federal Funds purchased	408	4	3.94%	515	7	5.45%
Total interest-bearing liabilities	$ 731,355	$ 5,442	2.99%	$ 600,960	$ 5,475	3.65%
Non-interest bearing liabilities:
Demand deposits	117,896			117,810
Other liabilities	8,711			5,600
Total liabilities	$ 857,962			$ 724,370
Minority interest in consolidated subsidiary	3,483
Shareholders’ equity	77,964			80,008
Total liabilities and shareholders’
Equity	$ 939,409			$ 804,378

Net interest income		$ 8,706			$ 7,024

Interest rate spread			3.56%			3.12%
Interest expense as a percent of
average earning assets			2.52%			2.96%
Net interest margin			4.03%			3.80%

(1) All June 30, 2008 and June 30, 2007 yields and rates have been annualized on a 366 and 365 day year, respectively.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Interest and fee income from loans increased $3.5 million to $24.1 million for the six months ended June 30, 2008 compared to $20.6 million for the same period in 2007. The consolidation of Southern Trust Mortgage contributed $2.9 million to the increase in interest and fee income from loans. For the three months ended June 30, 2008, interest income from loans was $11.9 million compared to $10.6 million for the three months ended June 30, 2007. The tax equivalent weighted average yield of loans decreased 14 basis points from 7.00% for the three months ended June 30, 2007 to 6.86% for the three months ended June 30, 2008. For the six months ended June 30, 2008, the tax equivalent weighted average yield of loans increased 6 basis points to 7.09% compared to 7.03% for the same period in 2007.

Interest income from the securities portfolio increased by $331,000 to $3.6 million for the six month period ended June 30, 2008 from $3.3 million for the six month period ended June 30, 2007. For the three month period ended June 30, 2008, interest income from the securities portfolio increased by $311,000 to $1.9 million compared to the same period in 2007. In the first quarter of 2008, the Company restructured its securities portfolio by selling $29.4 million and purchasing $63.4 million in securities. For the six months ended June 30, 2008, the tax equivalent yield on securities was 5.46% compared to 5.82% for the same period in 2007. The tax equivalent yield on securities for the three months ended June 30, 2008 decreased 40 basis points to 5.33% compared to 5.73% for the three months ended June 30, 2007. The increase in the size of the portfolio helped to offset the impact of the decrease in yield.

Interest expense on deposits increased $413,000 to $7.4 million for the six months ended June 30, 2008, compared to $7.0 million for the same period in 2007. Interest expense on deposits for the three months ended June 30, 2008, decreased $15,000 compared to the same period in 2007. The mix of demand and savings deposits versus time deposits changed slightly to 62.2% in savings and demand deposits, versus 37.8% in time deposits at June 30, 2008. At June 30, 2007, the mix had been 63.8% in savings and demand deposits, versus 36.2% in time deposits. For the three months ended June 30, 2008, average deposits increased $55.0 million to $503.8 million, compared to the same period in 2007.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, decreased $181,000 from the three months ended June 30, 2007 to $262,000 for the three months ended June 30, 2008. For the six months ended June 30, 2008, interest expense for securities sold under agreements to repurchase was $647,000 compared to $949,000 for the same period in 2007. Tredegar Institutional Select earns interest at a rate equal to approximately 90% of the Federal Home Loan Bank of Atlanta’s overnight rate. Interest expense related to short-term borrowings and long-term debt increased $1.2 million from $2.4 million for the six months ended June 30, 2007 to $3.6 million for the six months ended June 30, 2008. The consolidation of Southern Trust Mortgage contributed $965,000 to the increase experienced in short-term borrowings and long-term debt.

The net interest margin, on a tax equivalent basis, was 3.98% for the six months ended June 30, 2008 compared to 3.91% for the same period in 2007. For the three months ended June 30, 2008, the net interest margin, on a tax equivalent basis, was 4.03% compared to 3.80% for the same period in 2007. The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2008 and 2007 is 34.0%. The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
GAAP measures:		(in thousands)
Interest Income – Loans	$ 24,084	$ 20,575	$ 11,925	$ 10,592
Interest Income - Investments & Other	3,781	3,430	1,963	1,660
Interest Expense – Deposits	7,436	7,023	3,490	3,505
Interest Expense - Other Borrowings	4,255	3,397	1,951	1,971
Total Net Interest Income	$ 16,174	$ 13,585	$ 8,447	$ 6,776
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Loans	$ --	$ 1	$ --	$ --
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	505	497	259	248
Total Tax Benefit Realized on Non-Taxable Interest Income	$ 505	$ 498	$ 259	$ 248

Total Tax Equivalent Net Interest Income	$ 16,679	$ 14,083	$ 8,706	$ 7,024

The increase in tax equivalent net interest margin was attributed to the steepening yield curve and the consolidation of Southern Trust Mortgage. The Company’s total average earning assets increased $115.6 million when comparing the six months ended June 30, 2007 to the six months ended June 30, 2008, while the yield on average earnings assets decreased by 3 basis points when comparing the same periods. When comparing the three months ended June 30, 2008 to the same period in 2007, the Company’s total average earning assets increased $128.0 million, while the yield on average earnings assets decreased by 22 basis points when comparing the same periods. Average balances in interest checking, regular savings and money market accounts increased by $22.3 million when comparing the three months ended June 30, 2008 to the same period in 2007. The weighted average cost of these accounts for the three months ended June 30, 2008 and 2007 was 1.74% and 1.98%, respectively. The average balance of certificates of deposits increased $32.7 million when comparing the three months ended June 30, 2007 to the three months ended June 30, 2008. The weighted average cost of the Company’s certificates of deposits decreased 58 basis points to 4.06% for the three months ended June 30, 2008.

Other Income

Other income includes, among other items, fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company and Middleburg Investment Advisors. Other income also includes income from the Company’s 57.1% ownership interest in Southern Trust Mortgage, LLC. Other income increased 81.6% to $4.3 million for three months ended June 30, 2008 compared to the same period in 2007. For six months ended June 30, 2008, other income increased 105.8% to $9.1 million, compared to the same period in 2007.

Commissions and fees from trust and investment advisory activities decreased 13.5% to $978,000 for the three month period ended June 30, 2008 compared to $1.1 million for the same period in 2007. For the six month period ended June 30, 2008, commissions and fees from trust and investment advisory activities decreased 12.2% or $273,000 to $2.0 million compared to $2.2 million for the same period in

2007. Consolidated investment advisory fees provided by Middleburg Investment Advisors totaled $948,000 for the six months ended June 30, 2008 compared to $1.1 million for the same period in 2007. At June 30, 2008, assets under administration at Middleburg Investment Advisors had decreased $85.2 million from $565.4 million at June 30, 2007 to $480.2 million. Consolidated fiduciary fees for services, provided by Middleburg Trust Company, decreased 10.8% to $1.0 million for the six months ended June 30, 2008 from $1.1 million for the six months ended June 30, 2007. At June 30, 2008, Middleburg Trust Company managed $568.9 million in assets, including intercompany assets of $123.7 million, a decrease of 6.3% or $38.5 million from assets under administration of $607.4 million, including intercompany assets of $96.1 million, at June 30, 2007. Fiduciary fees are based upon the market value of the accounts under administration.

Service charges on deposits were relatively unchanged at $978,000 for the six months ended June 30, 2008, compared to $982,000 for the same period in 2007. For the three months ended June 30, 2008, service charges on deposits decreased 2.1% to $505,000 compared to the same period in 2007. Other service charges, commissions and fees, which include certain loan fees and other retail banking fees, decreased $18,000 or 5.3% to $325,000 for the six months ended June 30, 2008 when compared to the same period in 2007. Loan processing fees, which are included in other service charges, decreased $20,000 for the six months ended June 30, 2008 compared to the same period in 2007. The decrease in loan processing fees is the result of the slower growth in the loan portfolio.

The Company sold $34.1 million securities and purchased $76.8 million securities during the six months ended June 30, 2008. The Company has identified an impaired security in its portfolio and has elected to recognize decreases in the fair market value of the security through earnings. During the six months ended June 30, 2008, the Company recognized a loss of $465,000. This amount is included in the net loss of $259,000. For the three months ended June 30, 2008 a loss of $367,000 was recognized as a result of the impaired security. The Company did not realize gains or losses on the sale of securities during the six months ended June 30, 2007.

Commissions on investment sales decreased 9.6% to $244,000 for the six months ended June 30, 2008, compared to $270,000 for the six months ended June 30, 2007. For the three months ended June 30, 2008, commissions on investment sales decreased 11.2% to $127,000 compared to the three months ended June 30, 2007. During the first quarter of 2008, the Company employed two experienced financial consultants and hired two new financial consultants, compared to two financial consultants in 2007. The financial consultants are available to each of the Company’s financial service centers.

Equity in earnings from affiliate has been reclassified in 2008 due to the consolidation of Southern Trust Mortgage. The revenues and expenses of Southern Trust Mortgage for the six months ended June 30, 2008 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Minority Interest in Consolidated Subsidiary.” Accordingly, gains and fees on mortgages held for sale of $5.3 million, which were generated by Southern Trust Mortgage during the six months ended June 30, 2008, are being reported as part of the consolidated other income. For the six months ended June 30, 2007, the Company reported $305,000 from its equity investment in Southern Trust Mortgage. The 2007 amount represents the Company’s share of Southern Trust Mortgage’s net income.

Income earned from the Bank’s $13.2 million investment in Bank Owned Life Insurance (BOLI) contributed $131,000 and $245,000 to total other income for the three and the six months ended June 30, 2008, respectively. The Company purchased $6.0 million of BOLI in the third quarter of 2004 and $4.8 million in the fourth quarter of 2004 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans. The Company purchased an additional BOLI policy in the amount of $485,000 in the second quarter of 2007.

Other service charges, commissions and fees decreased 5.3% to $325,000 for the six months ended June 30, 2008, compared to $343,000 for the same period in 2007. In particular, loan processing fees decreased approximately $20,000 for the six months ended June 30, 2008 when compared to the same period in 2007. For the three months ended June 30, 2008, other service charges, commissions and fees were $178,000, compared to $173,000 for the same period in 2007.

Other operating income increased $190,000 to $244,000 for the six months ended June 30, 2008, compared to the same period in 2007. The consolidation of Southern Trust Mortgage increased other operating income by $183,000.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead. Total other expense increased $4.3 million from $6.1 million for the three months ended June 30, 2007 to $10.4 million for the three months ended June 30, 2008. For the six months ended June 30, 2008, total other expense increased to $20.9 million from $11.9 million for the six months ended June 30, 2007. However, when taken as a percentage of total average assets, other expense was 2.3% of total average assets for the six months ended June 30, 2008 and compared to 1.5% in 2007.

Salaries and employee benefits increased $6.1 million or 89.0% when comparing the six months ended June 30, 2008 to the six months ended June 30, 2007. For the three months ended June 30, 2008, salaries and employee benefits increased $2.9 million to $6.5 million. The consolidation of Southern Trust Mortgage contributed $5.1 million and $2.7 million to the increases in salaries and employee benefits for the six months and the three months ended June 30, 2008, respectively. During the first quarter 2008, the Company converted its time and attendance tracking system. This conversion necessitated a change in the Company’s pay periods from a current basis to an arrears basis. As a result of this change, the Company incurred an additional semi-monthly payroll expense of $440,000 during the six months ended June 30, 2008 to facilitate the transition from a current basis to an arrears basis. The remainder of the increase is the result of increases in staff.

Net occupancy expense increased by $1.2 million or 74.5% from $1.6 million for the six months ended June 30, 2007 to $2.8 million for the six months ended June 30, 2008. For the three months ended June 30, 2008, net occupancy expense increased $630,000 or 78.7% to $1.4 million. The increases are the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred. The consolidation of Southern Trust Mortgage contributed $880,000 to the increase in net occupancy expense.

Other tax expense increased 1.6% to $320,000 for the six months ended June 30, 2008 from $315,000 for the six months ended June 30, 2007. Other tax expense includes the state franchise tax paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax. The tax is based on each subsidiary’s equity capital at January 1st, net of adjustments, respectively. Total capital of Middleburg Bank increased 0.2% from January 1, 2007 to January 1, 2008, while total capital for Middleburg Trust Company increased 2.2% during the same period.

Advertising expense increased $228,000 for the six months ended June 30, 2007 compared to $179,000 for the six months ended June 30, 2008. For the three months ended June 30, 2008, advertising expense was $305,000, compared to $90,000 for the three months ended June 30, 2007. The increases were related to several new advertising campaigns.

Computer operations expense was relatively unchanged at $546,000 for the six months ended June 30, 2007 compared to $543,000 for the six months ended June 30, 2008. The consolidation of Southern Trust Mortgage contributed $23,000 to the increase in computer operations expense.

Legal expense increased $169,000 to $387,000 for the six months ended June 30, 2008 from $218,000 for the six months ended June 30, 2007. The increase is the result of additional legal fees incurred by Middleburg Bank. The consolidation of Southern Trust Mortgage contributed $37,000 to the increase in legal expense.

Other expense increased 63.1% or $1.3 million to $3.4 million for the six months ended June 30, 2008 from $2.1 million for the six months ended June 30, 2007. The consolidation of Southern Trust Mortgage contributed $927,000 to the increase in other expense. The additional increase resulted from small increases in various expense categories, including advertising, office supplies, recruiting, courier services and business entertainment, due to the Company’s growth.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2008 was $9.8 million, or 1.4% of total loans, compared to $6.1 million, or 1.0% of total loans at June 30, 2007. The provision for loan losses was $4.4 million for the six months ended June 30, 2008, compared to $559,000 for the six months ended June 30, 2007. The increase in the provision is the result of a decision by management to increase Middleburg Bank’s allowance from 1.1% to 1.2% of total loans during 2008, as well as the consolidation of Southern Trust Mortgage, which had an allowance of 3.8% of its total loans at June 30, 2008. For the three months ended June 30, 2008, the provision for loan losses was $2.3 million, compared to $407,000 for the same period in 2007. For the six months ended June 30, 2008, net loan charge-offs totaled $3.0 million, compared to net loan charge-offs of $31,000 for the same period in 2007. There were $2.7 million in loans past due 90 days or more at June 30, 2008, compared to $23,000 at June 30, 2007. Non-performing loans were $6.9 million at June 30, 2008, compared to $1.3 million at June 30, 2007. Given the increase in problem loans, continued uncertainty in the economy, and the current nationwide credit crisis, the Company deemed it prudent to strengthen its allowance for loan losses. It is anticipated there could be an increase in non performing loans, but it is not believed the increase will be as dramatic as that experienced in the first half of 2008. Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at June 30, 2008. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at June 30, 2008 and December 31, 2007 was $73.1 million and $77.9 million, respectively. Total common shares outstanding at June 30, 2008 were 4,526,817.

At June 30, 2008, the Company’s tier 1 and total risk-based capital ratios were 10.3% and 11.6%, respectively, compared to 11.6% and 12.6% at December 31, 2007. The Company’s leverage ratio was 8.4% at June 30, 2008 compared to 9.4% at December 31, 2007. The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Company maintains federal funds lines with large regional and money-center banking institutions. These available lines totaled $8.0 million, none of which were outstanding at June 30, 2008. Federal funds purchased during the first six months of 2008 averaged $543,000 compared to an average of $517,000 during the same period in 2007. At June 30, 2008 and December 31, 2007, the Company had $51.0 million and $51.8 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $197.3 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Company utilized the credit line for overnight, short-term and long-term funding throughout the first six months of 2008. Short-term and long-term advances averaged $52.5 million and $103.6 million, respectively, for the six months ended June 30, 2008.

At June 30, 2008, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 35.6% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit decreased $3.7 million to $101.1 million at June 30, 2008 compared to $97.4 million at December 31, 2007. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows. Standby letters of credit were $3.1 million at June 30, 2008. This amount is a decrease from $3.3 million at December 31, 2007.

Contractual obligations decreased $4.0 million to $129.0 million at June 30, 2008 compared to $133.0 million at December 31, 2007. This change results from maturities on certain long-term debt obligations and decreases in operating lease obligations. Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the 2007 Form 10-K.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings. ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk. The model prepared for June 30, 2008 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis as of June 30, 2008 and December 31, 2007.

	Estimated Net Interest Income Sensitivity
Rate Change	As of June 30, 2008	As of December 31, 2007
+ 200 bp	(2.08%)	(3.31%)
- 200 bp	0.27%	1.79%

At June 30, 2008, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 2.1% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could increase by 0.3% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2007, the Company’s balance sheet has grown by $107.0 million. The consolidation of Southern Trust Mortgage, along with new brokered certificates of deposit has provided the funding for the growth in the loan portfolio. The Company’s interest rate profile is symmetrical for the next 12 months. Based upon a June 30, 2008 simulation, the Company could expect an average negative impact to net interest income of $643,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $84,000 over the next 12 months.

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

Item 1A. Risk Factors

As of August 11, 2008, there were no material changes to the risk factors previously disclosed in the 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 30, 2008 in Middleburg, Virginia. The shareholders elected 14 directors for terms of one year each, and ratified the appointment of the firm Yount, Hyde & Barbour, P.C. as independent auditors for the Company for the fiscal year ending December 31, 2008.

The votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD
Howard M. Armfield	3,724,753	162,761
Henry F. Atherton, III	3,812,513	75,002
Joseph L. Boling	3,729,058	158,457
Childs F. Burden	3,811,513	76,002
J. Lynn Cornwell, Jr.	3,740,902	146,613
J. Bradley Davis	3,812,069	75,445
Alexander G. Green, III	3,811,020	76,495
Gary D. LeClair	3,811,072	76,443
John C. Lee, IV	3,784,483	103,031
Keith W. Meurlin	3,787,351	100,163
Janet A. Neuharth	3,787,283	100,231
Gary R. Shook	3,812,213	75,302
James R. Treptow	3,812,413	75,102
Millicent W. West	3,267,762	619,753

The votes cast for, against or abstain for the ratification of the appointment of the firm Yount, Hyde & Barbour, P.C. as independent auditors for the Company for the fiscal year ending December 31, 2008 were as follows:

FOR	AGAINST	ABSTAIN
3,839,431	3,855	44,227

There were no other matters presented to the Company’s shareholders during the quarter ended June 30, 2008.

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

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: August 11, 2008	/s/ Joseph L. Boling
Joseph L. Boling
Chairman of the Board & Chief Executive Officer

Date: August 11, 2008	/s/ Kathleen J. Chappell
Kathleen J. Chappell
Senior Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350