Form 10-Q
period 2008-09-30
MIDDLEBURG FINANCIAL CORP
filed 2008-11-10
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 4,528,817 shares of Common Stock as of November 10, 2008

MIDDLEBURG FINANCIAL CORPORATION

INDEX

Part I.	Financial Information	Page No.

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Shareholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	39

Part II.	Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

Signatures	41

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$23,747	$19,413
Interest-bearing deposits in banks	560	803
Federal funds sold	5,100	--
Securities (fair value: September 30, 2008,
$155,859; December 31, 2007, $129,146)	155,859	129,142
Loans held for sale, net of allowance for loan losses of $61	36,661	--
Loans, net of allowance for loan losses of $9,777,
September 30, 2008; and $7,093, December 31, 2007	649,975	638,692
Premises and equipment, net	23,036	20,639
Accrued interest receivable and other assets	42,351	32,711

Total assets	$937,289	$841,400

Liabilities and Shareholders' Equity
Liabilities
Deposits
Non-interest bearing demand deposits	$116,467	$119,556
Savings and interest bearing demand deposits	305,061	238,992
Time deposits	273,683	230,221
Total deposits	$695,211	$588,769

Federal funds purchased	--	500
Securities sold under agreements to repurchase	25,389	51,781
Short-term borrowings	38,526	22,000
Long-term debt	89,000	88,000
Trust preferred capital notes	5,155	5,155
Accrued interest payable and other liabilities	7,865	7,291
Total liabilities	$861,146	$763,496

Minority interest in consolidated subsidiary	2,740	--

Shareholders' Equity
Common stock, par value $2.50 per share,
authorized 20,000,000 shares;
issued and outstanding at September 30, 2008 - 4,528,817 shares
issued and outstanding at December 31, 2007 – 4,526,317 shares	$11,322	$11,316
Capital surplus	23,885	23,817
Retained earnings	43,070	43,773
Accumulated other comprehensive loss, net	(4,874)	(1,002)
Total shareholders' equity	$73,403	$77,904

Total liabilities and shareholders' equity	$937,289	$841,400

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited		Unaudited
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest and Dividend Income
Interest and fees on loans	$ 36,052	$ 31,812	$ 11,968	$ 11,237
Interest on investment securities:
Taxable	--	2	--	1
Tax-exempt	4	41	--	12
Interest and dividends on securities available for sale:
Taxable	3,709	3,101	1,313	965
Tax-exempt	1,524	1,428	548	492
Dividends	348	329	109	121
Interest on deposits in banks and federal funds sold	245	158	79	38
Total interest and dividend income	$ 41,882	$ 36,871	$ 14,017	$ 12,866
Interest Expense
Interest on deposits	$ 11,229	$ 10,833	$ 3,793	$ 3,810
Interest on securities sold under agreements to repurchase	784	1,374	137	425
Interest on short-term borrowings	1,721	2,434	416	964
Interest on long-term debt	3,408	1,850	1,105	872
Total interest expense	$ 17,142	$ 16,491	$ 5,451	$ 6,071
Net interest income	$ 24,740	$ 20,380	$ 8,566	$ 6,795
Provision for loan losses	4,689	838	318	279
Net interest income after provision for loan losses	$ 20,051	$ 19,542	$ 8,248	$ 6,516
Other Income
Trust and investment advisory fee income	$ 2,909	$ 3,307	$ 947	$ 1,072
Service charges on deposit accounts	1,481	1,504	503	522
Net (losses) on securities available for sale	(1,043)	--	(784)	--
Commissions on investment sales	338	398	94	128
Equity in earnings of affiliates	--	473	--	168
Net gains on mortgages held for sale	6,860	--	2,274	--
Fees on mortgages held for sale	1,190	--	443	--
Bank-owned life insurance	360	339	115	119
Other service charges, commissions and fees	439	464	114	121
Other operating income	515	90	271	36
Total other income	$ 13,049	$ 6,575	$ 3,977	$ 2,166
Other Expense
Salaries and employees’ benefits	$ 19,015	$ 10,391	$ 5,964	$ 3,485
Net occupancy and equipment expense	4,326	2,418	1,502	800
Other taxes	482	476	162	161
Advertising	544	390	137	193
Computer operations	811	809	268	263
Other operating expenses	5,783	3,451	2,011	1,175
Total other expense	$ 30,961	$ 17,935	$ 10,044	$ 6,077

Income before income taxes and minority interest in consolidated subsidiary	$ 2,139	$ 8,182	$ 2,181	$ 2,605
Income tax expense	423	2,283	655	717
Minority interest in consolidated subsidiary	353	--	29	--
Net income	$ 2,069	$ 5,899	$ 1,555	$ 1,888

Earnings per share, basic	$ 0.46	$ 1.31	$ 0.34	$ 0.42
Earnings per share, diluted	$ 0.45	$ 1.29	$ 0.34	$ 0.41
Dividends per share	$ 0.57	$ 0.57	$ 0.19	$ 0.19

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008 and 2007

(In Thousands, Except Share Data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2006	$ 11,264	$ 23,503	$ 44,139	$ (1,008)		$ 77,898
Comprehensive Income
Net income			5,899		$ 5,899	5,899
Other comprehensive loss, unrealized holding losses
arising during the period (net of tax, $428)				(830)	(830)	(830)
Total comprehensive income					$ 5,069
Cash dividends declared			(2,568)			(2,568)
Equity compensation		43				43
Issuance of common stock (712 shares)	2	21				23
Balances – September 30, 2007	$ 11,266	$ 23,567	$ 47,470	$ (1,838)		$ 80,465
Balances - December 31, 2007	$ 11,316	$ 23,817	$ 43,773	$ (1,002)		$ 77,904
Comprehensive Income
Net income			2,069		$ 2,069	2,069
Other comprehensive losses net of tax:
Unrealized holding losses arising during the
period (net of tax, $2,350)					(4,560)
Reclassification adjustment (net of tax, $355)					688
Other comprehensive loss (net of tax, $1,994)				(3,872)	$ (3,872)	(3,872)
Total comprehensive loss					$ (1,803)
Cash dividends declared			(2,581)			(2,581)
Reduction due to change in pension measurement date			(191)			(191)
Share-based compensation		45				45
Issuance of common stock (2,500 shares)	6	23				29
Balances – September 30, 2008	$ 11,322	$ 23,885	$ 43,070	$ (4,874)		$ 73,403

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$ 2,069	$ 5,899
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,689	838
Depreciation and amortization	1,469	1,319
Equity in (undistributed) distributions in excess of earnings of affiliates	(12)	(184)
Minority interest in earnings (losses) in consolidated subsidiary	(353)	--
Net losses on securities available for sale	1,043	--
Originations of loans held for sale	(481,078)	--
Proceeds from sales of loans held for sale	490,455	--
Net (gains) on mortgages held sale	(6,860)	--
Net loss on disposal of premises and equipment	7	30
Discount (accretion) and premium amortization on securities, net	105	(6)
Equity compensation	45	43
(Increase) in other assets	(1,004)	(1,720)
Increase (decrease) in other liabilities	(365)	956
Net cash provided by operating activities	$ 10,210	$ 7,175

Cash Flows from Investing Activities
Proceeds from maturity, principal pay downs and calls on investment securities	$ 155	$ 556
Proceeds from maturity, principal pay downs and
calls of securities available for sale	13,743	21,988
Proceeds from sale of investment securities	526	--
Proceeds from sale of securities available for sale	46,655	14,561
Purchase of securities available for sale	(94,811)	(26,564)
Net decrease (increase) in loans	571	(72,633)
Investment by minority interest in consolidated subsidiary	438	--
Proceeds from consolidation of subsidiary	1,616	--
Purchase of premises and equipment	(3,284)	(2,151)
Proceeds from sale of premises and equipment	--	3
Net cash (used in) investing activities	$ (34,391)	$ (64,240)

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

(In Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2008	2007

Cash Flows from Financing Activities
Net increase (decrease) in non-interest bearing and interest
bearing demand deposits and savings accounts	$ 62,980	$ (30,089)
Net increase in certificates of deposits	43,462	34,959
Net (decrease) in federal funds purchased	(500)	--
Proceeds from short-term borrowings	776,736	370,804
Payment on short-term borrowings	(821,267)	(354,304)
Payment on long-term debt	(15,000)	(15,000)
Proceeds from long-term debt	16,000	55,000
Cash dividends paid	(2,676)	(2,568)
Issuance of common stock	29	23
(Decrease) increase in securities sold under agreements to repurchase	(26,392)	2,742
Net cash provided by financing activities	$ 33,372	$ 61,567
Increase in cash and cash equivalents	$ 9,191	$ 4,502

Cash and Cash Equivalents
Beginning	20,216	18,556
Ending	$ 29,407	$ 23,058

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$ 18,443	$ 16,004
Income taxes	765	3,101

Supplemental Disclosures for Non-Cash
Investing and Financing Activities
Unrealized (loss) on securities available for sale	(5,867)	(1,258)
Transfer of loans to other real estate owed	6,810	--

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2008, the results of operations for the three months and the nine months ended September 30, 2008 and 2007 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2008 and 2007, in accordance with accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) of Middleburg Financial Corporation (the “Company”). The results of operations for the three month and the nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. See Note 10 for a discussion of the consolidation of Southern Trust Mortgage, LLC.

Note 2.	Stock–Based Compensation Plan

As of September 30, 2008, the Company sponsored one stock-based compensation plan (the “2006 Equity Compensation Plan”), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units. The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan. Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company. The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company granted 7,948 stock awards (non-vested shares) in March 2007. The shares are split equally between service condition awards and performance condition awards. The requisite service period for the awards is three years. For the nine months ended September 30, 2008, the Company recorded $28,000 in compensation expense related to these grants.

The Company granted 9,051 stock awards (non-vested shares) in June 2008. The shares are service condition awards. The requisite service period for the awards is three years. For the nine months ended September 30, 2008, the Company recorded $16,000 in compensation expense related to these grants.

The following table summarizes options outstanding under the 1997 Stock Incentive Plan at the end of the reportable periods. The weighted average remaining contractual term for options outstanding and exercisable at September 30, 2008 was 3.0 years. At September 30, 2008, the market value of the Company’s common stock was less than the weighted average exercise price of the outstanding and exercisable options granted under the 1997 Stock Incentive Plan.

	September 30, 2008			December 31, 2007
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
Outstanding at beginning of year	166,380	$ 19.41		186,880	$ 18.51
Granted	--	--		--	--
Exercised	(2,500)	11.75		(20,000)	10.63
Forfeited	--	--		(500)	37.00
Outstanding at end of period	163,880	$ 19.53	$ --	166,380	$ 19.41	$ 318,000
Exercisable at end of period	163,880	$ 19.53	$ --	166,380	$ 19.41	$ 318,000

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable periods.

	September 30, 2008			December 31, 2007
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Grant-Date	Intrinsic		Grant-Date	Intrinsic
	Shares	Fair Value	Value	Shares	Fair Value	Value
Outstanding at beginning of year	7,016	$ 32.30		--	$ --
Granted	9,051	21.66		7,948	32.30
Vested	(877)	32.30		--	--
Forfeited	--	--		(932)	32.30
Non-vested at end of period	15,190	$ 25.96	$ 266,000	7,016	$ 32.30	$ 150,000

The weighted average remaining contractual term for non-vested grants at September 30, 2008 was 2.2 years. The weighted average grant-date fair value of restricted stock awarded during the nine months ended September 30, 2008 was $21.66. As of September 30, 2008, there was $321,000 of total unrecognized compensation expense related to the non-vested awards under the 2006 Equity Compensation Plan.

Note 3.	Securities

Amortized costs and fair values of securities available for sale at September 30, 2008 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 100	$ --	$ (1)	$ 99
Obligations of states and
Political subdivisions	53,674	16	(4,876)	48,814
Mortgage-backed securities	98,501	180	(1,296)	97,385
Corporate preferred stock	39	3	--	42
Restricted stock	6,641	--	--	6,641
Other	3,480	--	(602)	2,878
	$ 162,435	$ 199	$ (6,775)	$ 155,859

At September 30, 2008, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More
		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
And agencies	$ 99	$ (1)	$ --	$ --
Obligations of states and
Political subdivisions	39,865	(4,384)	3,725	(492)
Mortgage-backed securities	63,931	(804)	12,788	(492)
Other	1,976	(527)	618	(75)
Total temporarily
Impaired securities	$ 105,871	$ (5,716)	$ 17,131	$ (1,059)

The unrealized losses in the portfolio as of September 30, 2008 are considered temporary and are a result of the recent crisis within the financial markets and the current interest rate environment. Of the temporarily impaired securities, 108 are investment grade and 2 are non-rated. Obligations of states and political subdivisions have the largest temporary impairment. The majority of these securities are general obligation debt issued by various municipalities within the United States. The federal agency mortgage-

backed securities represent the Company’s largest holdings of temporarily impaired securities but are issued by government sponsored enterprises (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation). One of the non-rated securities is issued by a local municipality. As a result of this investment, the Company receives credit under the Community Reinvestment Act. The other non-rated security is issued by a municipality and has a par value of $390,000. This security has been temporarily impaired for four months with an average impairment of $9,700. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability and intent to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently and managed to provide an overall positive impact to the Company’s income statement and balance sheet. The Company has identified one other than temporarily impaired security within its portfolio and has elected to recognize decreases in the fair market value of the security through earnings. During the nine months ended September 30, 2008, the Company recognized a loss of $1.6 million.

Note 4.	Loan Portfolio

The consolidated loan portfolio was composed of the following:

	September 30,	December 31,
	2008	2007
	(In Thousands)

Commercial, financial and agricultural	$ 41,172	$ 46,482
Real estate construction	108,757	96,576
Real estate mortgage	491,222	481,554
Consumer installment	17,623	20,237
Total loans	658,774	644,849
Add: Deferred loan costs	978	936
Less: Allowance for loan losses	9,777	7,093
Net loans	$ 649,975	$ 638,692

Consolidated loans held for sale was composed of the following:

	September 30,	December 31,
	2008	2007
	(In Thousands)

Mortgages held for sale	$ 36,722	--
Less: Allowance for loan losses	61	--
Net mortgages held for sale	$ 36,661	$ --

The following table summarizes impaired loans:

	September 30,	December 31,
	2008	2007
(In Thousands)
Impaired loans for which,
a specific allowance has been provided	$ 1,847	$ 5,127
a specific allowance has not been provided	1,159	2,812
Total impaired loans	$ 3,006	$ 7,939
Allowance provided for impaired loans,
included in the allowance for loan losses	$ 381	$ 459
Average balance of impaired loans	$ 2,812	$ 7,419
Interest income recognized	$ 47	$ 482

The Company had $5.0 million, including $3.7 million from the consolidation of Southern Trust Mortgage, and $2.0 million in non-accrual loans excluded for the impaired loan disclosure under SFAS No.114, Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No.5 and 15” at September 30, 2008 and December 31, 2007, respectively. If interest had been accrued, such income would have been approximately $468,000, including $373,000 from the consolidation of Southern Trust Mortgage, and $77,000 as of September 30, 2008 and December 31, 2007, respectively. There were $4.3 million, including $1.5 million from the consolidation of Southern Trust Mortgage, and $30,000 in loans more than 90 days past due and still accruing interest on September 30, 2008 and December 31, 2007, respectively.

Note 5.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	September 30,	December 31,
	2008	2007
	(In Thousands)
Balance at January 1	$ 7,093	$ 5,582
Southern Trust Mortgage consolidation	1,299	--
Provision charged to operating expense	4,689	1,786
Recoveries added to the allowance	71	64
Loan losses charged to the allowance	(3,314)	(339)
Balance at the end of the period	$ 9,838	$ 7,093

The allowance for loan losses was allocated as follows:

	September 30,	December 31,
	2008	2007
	(In Thousands)
Loans held for sale	$ 61	$ --
Loans held for investment	9,777	7,093
Balance at the end of the period	$ 9,838	$ 7,093

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Nine Months Ended
	September 30, 2008		September 30, 2007
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings per share	4,527,225	$ 0.46	4,505,792	$ 1.31
Effect of dilutive securities:
stock options and grants	30,199		82,034
Diluted earnings per share	4,557,424	$ 0.45	4,587,826	$ 1.29

	Three Months Ended
	September 30, 2008		September 30, 2007
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings per share	4,528,476	$ 0.34	4,506,166	$ 0.42
Effect of dilutive securities:
stock options and grants	23,367		78,394
Diluted earnings per share	4,551,843	$ 0.34	4,584,560	$ 0.41

At September 30, 2008, stock options representing 100,500 shares were not included in the calculation of earnings per share because they would have been anti-dilutive.

Note 7.	Segment Reporting

The Company operates in a decentralized fashion in three principal business activities: retail banking services; wealth management services; and mortgage banking services. Revenue from retail banking activities consists primarily of interest earned on loans and investment securities and service charges.

Revenue from the wealth management activities is comprised of fees based upon the market value of the accounts under administration as well as commission on investment transactions. The wealth management services are conducted by the two subsidiaries of Middleburg Investment Group, Inc - Middleburg Trust Company and Middleburg Investment Advisors, Inc. and the investment services department of Middleburg Bank.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by Southern Trust Mortgage, LLC.

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

The following tables present segment information for the nine months ended September 30, 2008 and 2007, respectively.

	For the Nine Months Ended
	September 30, 2008
	Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$37,546	$25	$4,463	$(152)	$41,882
Wealth management fees	--	3,313	--	(66)	3,247
Other income	1,534	60	8,311	(103)	9,802

Total operating income	39,080	3,398	12,774	(321)	54,931

Expenses:
Interest expense	15,822	--	1,472	(152)	17,142
Salaries and employees’ benefits	9,053	2,086	7,876	--	19,015
Provision for loan losses	3,324	--	1,365	--	4,689
Other expense	8,061	1,166	2,888	(169)	11,946

Total operating expenses	36,260	3,252	13,601	(321)	52,792
Income before income taxes and minority interest in consolidated subsidiary	2,820	146	(827)	--	2,139
Income tax expense	297	126	--	--	423
Minority interest in consolidated subsidiary	--	--	--	353	353

Net income	$2,523	$20	$(827)	$353	$2,069

Total assets	$886,729	$6,859	$49,933	$(6,232)	$937,289
Capital expenditures	$2,740	$268	$276	$--	$3,284

	For the Nine Months Ended
	September 30, 2007

	Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$36,849	$43	$--	$(21)	$36,871
Wealth management fees	-	3,772	--	(67)	3,705
Other income	2,901	--	--	(31)	2,870

Total operating income	39,750	3,815	--	(119)	43,446

Expenses:
Interest expense	16,512	-	--	(21)	16,491
Salaries and employees’ benefits	8,358	2,033	--	--	10,391
Provision for loan losses	838	-	--	--	838
Other expense	6,495	1,147	--	(98)	7,544

Total operating expenses	32,203	3,180	--	(119)	35,264

Income before income taxes	7,547	635	--	-	8,182
Income tax expense	2,013	270	--	-	2,283

Net income	$5,534	$365	$--	$-	$5,899

Total assets	$834,864	$7,119	$--	$(2,043)	$839,940
Capital expenditures	$2,149	$2	$--	$--	$2,151

The following tables present segment information for the three months ended September 30, 2008 and 2007, respectively.

	For the Three Months Ended
	September 30, 2008
	Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$12,596	$8	$1,480	$(67)	$14,017
Wealth management fees	--	1,059	--	(18)	1,041
Other income	165	10	2,795	(34)	2,936

Total operating income	12,761	1,077	4,275	(119)	17,994

Expenses:
Interest expense	5,084	--	434	(67)	5,451
Salaries and employees’ benefits	2,552	661	2,751	--	5,964
Provision for loan losses	134	--	184	--	318
Other expense	2,738	419	975	(52)	4,080

Total operating expenses	10,508	1,080	4,344	(119)	15,813
Income before income taxes and minority interest in consolidated subsidiary	2,253	(3)	(69)	--	2,181
Income tax expense	628	27	--	--	655
Minority interest in consolidated subsidiary	--	--	--	29	29

Net income	$1,625	$(30)	$(69)	$29	$1,555

Total assets	$886,729	$6,859	$49,933	$(6,232)	$937,289
Capital expenditures	$902	$1	$219	$--	$1,179

	For the Three Months Ended
	September 30, 2007

	Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$12,858	$14	$--	$(6)	$12,866
Wealth management fees	--	1,222	--	(22)	1,200
Other income	976	--	--	(10)	966

Total operating income	13,834	1,236	--	(38)	15,032

Expenses:
Interest expense	6,077	--	--	(6)	6,071
Salaries and employees’ benefits	2,822	663	--	--	3,485
Provision for loan losses	279	--	--	--	279
Other expense	2,245	379	--	(32)	2,592

Total operating expenses	11,423	1,042	--	(38)	12,427

Income before income taxes	2,411	194	--	-	2,605
Income tax expense	631	86	--	-	717

Net income	$1,780	$108	$--	$-	$1,888

Total assets	$834,864	$7,119	$--	$(2,043)	$839,940
Capital expenditures	$802	$2	$--	$--	$804

Note 8.	Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

Service cost	$ 608	$ 557	$ 203	$ 185
Interest cost	278	226	92	76
Expected return on plan assets	(314)	(297)	(104)	(99)
Amortization of prior service cost	(1)	--	--	--
Amortization of net obligation
at transition	(3)	(3)	(1)	(1)
Amortization of net loss	17	21	5	7
Net periodic benefit cost	$ 585	$ 504	$ 195	$ 168

The Company previously disclosed in the 2007 Form 10-K that it does not expect to contribute to its pension plan in 2008. However, as of September 30, 2008 the Company has contributed $330,000.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS No. 162 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 delays the effective date of SFAS 157, Fair Value Measurements, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP No.

157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP No. 157-2 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other accounting principles generally accepted in the United States of America. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company does not expect the implementation of FSP No. 142-3 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. This FSP requires that issuers of such instruments should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company does not expect the implementation of FSP APB 14-1 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

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

In May 2008, Middleburg Bank acquired the membership interest units of one of the partners of Southern Trust Mortgage for $1.6 million. As a result, the Company’s ownership interest exceeded 50% of the issued and outstanding membership units. Accordingly, the Company is required to consolidate the assets, liabilities, revenues and expenses of Southern Trust Mortgage and reflect the issued and outstanding interest not held by the Company in its financial statements as Minority Interest in Consolidated Subsidiary. Prior periods have not restated to reflect this accounting treatment and may affect comparability. At September 30, 2008, the Company owned 57.1% of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank.

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

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. The Company obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2008, the entire balance of loans held for sale was recorded at cost.

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at September 30, 2008 and results of operations of the Company for the three months and the nine months ended September 30, 2008 and 2007 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2007 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc and a majority owned subsidiary, Southern Trust Mortgage, LLC. Middleburg Bank is a community bank serving the Virginia counties of Loudoun, Fairfax and Fauquier with seven financial service centers and two limited service facilities. Middleburg Investment Group is a non-bank holding company with two wholly owned subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, Inc. Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities. Middleburg Investment Advisors is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 24 states. Southern Trust Mortgage is a regional mortgage company headquartered in Norfolk, Virginia and maintains offices in Virginia, Maryland, Georgia, North Carolina and South Carolina.

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

Net income for the nine months ended September 30, 2008 decreased to $2.1 from $5.9 million for the nine months ended September 30, 2007. Annualized returns on average assets and equity for the nine months ended September 30, 2008 were 0.4% and 4.5%, respectively, compared to 1.0% and 9.9% for the same period in 2007. Gains and losses on securities have not been annualized for the return on average assets and return on average equity calculations, nor has the salary adjustment related to the conversion of the Company’s time and attendance software. The Company recognized losses in its loan portfolio resulting in net charge-offs against the reserves for loan losses of $3.2 million during the nine months ended September 30, 2008. As a result of the evaluation of the adequacy of the reserves for loan loss, subsequent to the recognition of net charge-offs, the Company increased its reserves for loan losses at Middleburg Bank, through recognition of bad debt expense, by $3.3 million. The Company also increased its reserves for loan losses at Southern Trust Mortgage, through recognition of bad debt expense, by $1.4 million during the nine months ended September 30, 2008.

Total interest income increased $5.0 million or 13.6%, for the nine months ended September 30, 2008, when compared to the same period in 2007. The consolidation of Southern Trust Mortgage contributed $4.5 million to the increase in interest income. Interest and fees on loans increased 13.3% for the nine months ended September 30, 2008 to $36.1 million, compared to $31.8 million for the same period in 2007. Total interest expense was $17.1 million for the nine months ended September 30, 2008, compared to $16.5 million for the nine months ended September 30, 2007. While interest expense on deposits for the nine months ended September 30, 2008 increased 3.7% when compared to the same period in 2007, the average balance of interest bearing deposits increased 14.6% during the nine month ended September 30, 2008, compared to the same period in 2007. Total other income increased $6.5 million to $13.0 million for the nine months ended September 30, 2008, when compared to the same period in 2007. The consolidation of Southern Trust Mortgage contributed $8.3 million to the increase in total other income. Total other expense was $31.0 million for the nine months ended September 30, 2008 compared to $17.9 million for the same period in 2007. For the nine months ended September 30, 2008, salaries and employees’ benefits increased $8.6 million, which includes $7.9 million in salaries and employees’ benefits expense at Southern Trust Mortgage.

Net income for the three months ended September 30, 2008 decreased to $1.6 million from $1.9 million for the three months ended September 30, 2007. Net charge-offs against the reserves for loan losses were $232,000 during the three months ended September 30, 2008. The Company increased its reserves for loan losses at Middleburg Bank and Southern Trust Mortgage, through recognition of bad debt expense, by $134,000 and by $185,000, respectively, during the three months ended September 30, 2008. Total interest income increased $1.2 million or 9.0%, for the three months ended September 30, 2008, when compared to the same period in 2007. Interest and fees on loans increased 6.5% for the three months ended September 30, 2008 to $12.0 million, compared to $11.2 million for the same period in 2007. Total interest expense decreased $620,000 to $5.5 million for the three months ended September 30, 2008, compared to the same period in 2007. Total other income increased $1.8 million to $4.0 million for the three months ended September 30, 2008, when compared to the same period in 2007. Total other expense was $10.0 million for the three months ended September 30, 2008 compared to $6.1 million for the same period in 2007. For the three months ended September 30, 2008, salaries and employees’ benefits increased $2.5 million, which includes $2.8 million in salaries and employees’ benefits expense at Southern Trust Mortgage. The consolidation of Southern Trust Mortgage has impacted several categories of the financial statements. The impact is described in greater detail in the Financial Condition and Results of Operations sections below, as necessary.

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

Intangibles and Goodwill

The Company had approximately $6.8 million in intangible assets and goodwill at September 30, 2008, an increase of $1.6 since December 31, 2007. On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years. The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $6.8 million in intangible assets and goodwill at September 30, 2008 was attributable to the Company’s investment in Middleburg Trust Company. With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company increased to $937.3 million at September 30, 2008, compared to $841.4 million at December 31, 2007, representing an increase of $95.9 million or 11.4%. Total average assets increased 14.3% from $802.9 million for the nine months ended September 30, 2007 to $918.1 million for the same period in 2008. Total liabilities were $861.1 million at September 30, 2008, compared to $763.5 million at December 31, 2007. Total average liabilities increased $114.5 million or 15.8% to $837.8 million for the nine months ended September 30, 2008, compared to the same period in 2007. Average shareholders’ equity decreased 3.6% or $2.8 million over the same periods. The consolidation of Southern Trust Mortgage contributed $35.3 million to the increase in total assets and $37.7 million to the increase in total average assets.

Loans

Loans include both portfolio loans and mortgages held for sale. Total loans at September 30, 2008 were $695.5 million, an increase of $50.7 million from the December 31, 2007 amount of $644.8 million. The consolidation of Southern Trust Mortgage contributed $42.5 million to the increase in total loans, of which $36.7 were mortgages held for sale. The remaining $5.8 million were real estate construction loans and real estate mortgage loans held by Southern Trust Mortgage. The Company experienced increases in real estate construction loans, which were $108.8 million at September 30, 2008, compared to $96.6 million at December 31, 2007. The $12.2 million increase in real estate construction loans was primarily related to residential construction. Real estate mortgage loans were $491.2 million at September 30, 2008, or 70.6% of total loans, compared to the December 31, 2007 amount of $481.6 million. The $9.7 million increase in real estate mortgage loans was primarily due to increases in home equity loans and residential loans during 2008. Commercial, financial and agricultural loans were $41.2 million at September 30, 2008, compared to 46.5 million at December 31, 2007. The decrease of $5.3 million is due to decreases in lines of credit. Installment loans decreased $2.6 million to $17.6 million at September 30, 2008 from $20.2 million at December 31, 2007. Southern Trust Mortgage has a $5 million line of credit with Middleburg Bank, of which $4.0 million was outstanding at September 30, 2008. The line of credit is eliminated in the consolidation process and is not reflected in the Company’s financial statements.

Net charge-offs were $3.2 million for the nine months ended September 30, 2008. The provision for loan losses for the nine months ended September 30, 2008 was $4.7 million compared to $838,000 for the same period in 2007. The increase in the provision is the result of a decision by management to increase Middleburg Bank’s allowance from 1.1% to 1.2% of its total loans, as well as the consolidation of Southern Trust Mortgage, which had an allowance of 4.6% of its total loans at September 30, 2008. The allowance for loan losses was $9.8 million or 1.4% of total loans outstanding at September 30, 2008.

Securities

Securities increased to $155.9 million at September 30, 2008 compared to $129.1 million at December 31, 2007. The Company increased its securities portfolio in an effort to maintain a source of collateral for public fund deposits and repurchase agreements as well as to invest in earning assets to offset the decline in the loan demand. The Company sold $47.2 million securities and purchased $94.8 million securities during the nine months ended September 30, 2008. The securities sold during the nine months ended September 30, 2008, included $639,000 in securities previously reported as held-to-maturity in the 2007 Form 10-K. The held-to-maturity securities had maturities of less than 14 months. The Company had the ability to hold these securities, but elected to sell them as part of an adjustment to the securities portfolio. The remaining held-to-maturity included two mortgage backed securities with a book value of $26,000 which the Company has transferred to available for sale. The Company will not maintain a held-to-maturity portfolio for the foreseeable future. The Company will continue to maintain its securities portfolio as a source of liquidity and collateral. At September 30, 2008, the tax equivalent yield on the investment portfolio was 5.55%.

Premises and Equipment

Premises and equipment increased $2.4 million from $20.6 million at December 31, 2007 to $23.0 million at September 30, 2008. The consolidation of Southern Trust Mortgage contributed $404,000 to the increase. In February 2008, the Company’s subsidiary, Middleburg Trust Company, opened an office in Williamsburg, which contributed $256,000 to the increase. The remaining increases are the result of the relocation of the Ashburn Financial Service Center and the Fort Evans Road Financial Service Center as well as other renovations within the Company’s existing facilities.

Other Assets

The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $13.3 million at September 30, 2008. The Company had $6.8 million in other real estate owned, which included $2.1 million due to the consolidation of Southern Trust Mortgage. The Company is currently working to sell these assets. Goodwill and identified intangibles of $6.8 million are also included in other asset at September 30, 2008. The $6.8 million is related to the acquisitions of Middleburg Trust Company, Middleburg Investment Advisors and the consolidation of Southern Trust Mortgage.

Deposits

Deposits increased $106.4 million to $695.2 million at September 30, 2008 from $588.8 million at December 31, 2007. Average deposits for the nine months ended September 30, 2008 increased 11.2% or $63.5 million compared to average deposits for the nine months ended September 30, 2007. Average interest bearing demand deposits were $277.2 million for the nine months ended September 30, 2008 compared to $250.5 million for the nine months ended September 30, 2007. Average interest bearing deposits were $557.6 million for the three months ended September 30, 2008 compared to $448.1 million for the three months ended September 30, 2007.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $44.7 million at September 30, 2008, compared to $42.6 million at December 31, 2007, and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet. Excluding the Tredegar Institutional Select product, savings and interest bearing demand deposits increased by $59.7 million from December 31, 2007 to September 30, 2008.

Time deposits increased $43.5 million from December 31, 2007 to $273.7 million at September 30, 2008. Time deposits included brokered certificates of deposit of $107.5 million with maturities ranging from one to four years. During the third quarter, the Company returned to the brokered certificate of deposit market as an alternative to long-term borrowings. The new issuances, totaling $38.7 million and have maturity dates ranging from three to five years. Securities sold under agreements to repurchase (“Repo Accounts”) decreased $26.4 million from $51.8 million at December 31, 2007 to $25.4 million at September 30, 2008. This was largely due to one client withdrawing $18.5 million. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and all Tredegar Institutional Select accounts maintained by business clients.

Short-term Borrowings and Long-term Debt

The Company had no FHLB overnight advances at September 30, 2008 compared to $22.0 million at December 31, 2007. Southern Trust Mortgage has a line of credit with Colonial Bank, which is headquartered in Montgomery, Alabama, that is primarily used to fund its mortgages held for sale. At September 30, 2008, this line had an outstanding balance of $38.5 million and is included in total short-term borrowings. The line of credit is based on the London Inter-Bank Offered Rate (“LIBOR”). Southern Trust Mortgage also has a $5.0 million line of credit with Middleburg Bank, of which $4.0 million was outstanding at September 30, 2008. The line of credit is eliminated in the consolidation process and is not reflected in the financial statements of the Company. Long-term debt increased $1.0 million at September 30, 2008 from $88.0 million at December 31, 2007.

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

Capital

Shareholders’ equity was $73.4 million at September 30, 2008. This amount represents a decrease of $4.5 from the December 31, 2007 amount of $77.9 million. Accumulated other comprehensive income (loss) decreased $3.9 million. The decrease represents the unrealized loss on the Company’s securities portfolio net of tax. The book value per common share was $16.21 at September 30, 2008 and $17.21 at December 31, 2007.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $24.7 million for the first nine months of 2008 compared to $20.4 million for the same period in 2007, an increase of 21.4%. Total interest income increased 13.6% and total interest expense increased 4.0% when comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007. The increase in total interest income is primarily the result of the consolidation of Southern Trust Mortgage, which provided $4.3 million in additional loan interest income. Interest and fees from real estate loans held by Middleburg Bank increased $326,000 during the nine months ended September 30, 2008, when compared to the same period in 2007. Total interest expense was $17.1 million for the nine months ended September 30, 2008 compared to $16.5 million for the same period in 2007. The increase in total interest expense is primarily the result of increases in interest on deposits and the consolidation of interest on short-term borrowings of Southern Trust Mortgage. In particular, interest expense for time deposits increased $345,000 million for the nine months ended September 30, 2008, when compared to the same period in 2007. Average earning assets were $851.2 million for the nine months ended September 30, 2008, compared to $738.8 million for the nine months ended September 30, 2007. The consolidation of Southern Trust Mortgage increased average earning assets $38.5 million.

Net interest income for the three months ended September 30, 2008 totaled $8.6 million, compared to $6.8 million for the same period in 2007. When comparing the three months ended

September 30, 2008 to the three months ended September 30, 2007, total interest income increased 9.0% while total interest expense decreased 10.2%. Total interest income for the three months ended September 30, 2008 was $14.0 million compared to $12.9 million for the three months ended September 30, 2007. Total interest expense was $5.5 million for the three months ended September 30, 2008 compared to $6.1 million for the same period in 2007. Average earning assets increased $100.2 million to $862.6 million for the three months ended September 30, 2008 from $762.4 million for the three months ended September 30, 2007. Average interest bearing liabilities increased $111.0 million to $736.5 million for the three months ended September 30, 2008 when compared to the same period in 2007.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated. Non-accrual loans are included in the loan balances.

Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended September 30,
		2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 107,365	$ 4,057	5.05%	$ 88,256	$ 3,432	5.20%
Tax-exempt (2) (3)	45,905	2,315	6.74%	41,575	2,225	7.16%
Total securities	$ 153,270	$ 6,372	5.55%	$ 129,831	$ 5,657	5.83%
Loans:
Taxable	$ 687,402	$ 36,051	7.01%	$ 604,777	$ 31,811	7.03%
Tax-exempt (2)	10	1	5.00%	31	2	8.63%
Total loans	$ 687,412	$ 36,052	7.01%	$ 604,808	$ 31,813	7.03%
Federal funds sold	6,534	121	2.47%	3,345	125	5.00%
Interest-bearing deposits in
other financial institutions	3,977	124	4.16%	820	33	5.38%
Total earning assets	$ 851,193	$ 42,669	6.70%	$ 738,804	$ 37,628	6.81%
Less: allowances for credit losses	(8,981)			(5,874)
Total nonearning assets	75,884			69,965
Total assets	$ 918,096			$ 802,895

Liabilities
Interest-bearing deposits:
Checking	$ 182,665	$ 2,811	2.06%	$ 142,526	$ 2,629	2.47%
Regular savings	54,487	752	1.84%	51,859	744	1.92%
Money market savings	40,025	347	1.16%	56,102	473	1.13%
Time deposits:
$100,000 and over	129,871	3,941	4.05%	116,842	4,316	4.94%
Under $100,000	106,711	3,378	4.23%	81,052	2,671	4.41%
Total interest-bearing deposits	$ 513,759	$ 11,229	2.92%	$ 448,381	$ 10,833	3.23%

Short-term borrowings	$ 50,286	$ 1,710	4.54%	$ 58,446	$ 2,415	5.52%
Securities sold under agreements
to repurchase	46,453	784	2.25%	41,654	1,374	4.41%
Long-term debt	103,067	3,408	4.42%	50,961	1,850	4.85%
Federal Funds purchased	520	11	2.83%	438	19	5.80%
Total interest-bearing liabilities	$ 714,085	$ 17,142	3.21%	$ 599,880	$ 16,491	3.68%
Non-interest bearing liabilities:
Demand deposits	115,396			117,281
Other liabilities	8,301			6,113
Total liabilities	$ 837,782			$ 723,274
Minority interest in consolidated subsidiary	3,523			--
Shareholders’ equity	76,791			79,621
Total liabilities and shareholders’
Equity	$ 918,096			$ 802,895

Net interest income		$ 25,527			$ 21,137

Interest rate spread			3.49%			3.13%
Interest expense as a percent of
Average earning assets			2.69%			2.98%
Net interest margin			4.01%			3.83%

(1) All September 30, 2008 and September 30, 2007 yields and rates have been annualized on a 366 and 365 day year, respectively.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended September 30,
		2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 108.949	$ 1,422	5.19%	$ 83,580	$ 1,087	5.16%
Tax-exempt (2) (3)	47,244	831	7.00%	42,148	764	7.19%
Total securities	$ 156,193	$ 2,253	5.74%	$ 125,728	$ 1,851	5.84%
Loans:
Taxable	$ 695,866	$ 11,967	6.84%	$ 633,725	$ 11,237	7.03%
Tax-exempt (2)	7	--	0.00%	16	--	0.00%
Total loans	$ 695,873	$ 11,967	6.84%	$ 633,741	$ 11,237	7.03%
Federal funds sold	6,903	34	1.96%	1,974	23	4.62%
Interest-bearing deposits in
other financial institutions	3,648	45	4.91%	979	14	5.67%
Total earning assets	$ 862,617	$ 14,299	6.59%	$ 762,422	$ 13,125	6.83%
Less: allowances for credit losses	(9,805)			(6,141)
Total nonearning assets	82,080			71,760
Total assets	$ 934,892			$ 828,041

Liabilities
Interest-bearing deposits:
Checking	$ 210,527	$ 1,116	2.11%	$ 133,017	$ 842	2.51%
Regular savings	52,514	210	1.59%	52,043	263	2.00%
Money market savings	39,639	124	1.24%	53,715	164	1.21%
Time deposits:
$100,000 and over	122,972	1,082	3.50%	106,171	1,310	4.90%
Under $100,000	131,979	1,261	3.80%	103,133	1,231	4.74%
Total interest-bearing deposits	$ 557,631	$ 3,793	2.71%	$ 448,079	$ 3,810	3.37%

Short-term borrowings	$ 45,881	$ 413	3.58%	$ 67,161	$ 961	5.68%
Securities sold under agreements
to repurchase	30,533	137	1.79%	39,371	424	4.27%
Long-term debt	101,981	1,105	4.31%	70,644	871	4.89%
Federal Funds purchased	474	3	2.52%	281	4	5.65%
Total interest-bearing liabilities	$ 736,500	$ 5,451	2.94%	$ 625,536	$ 6,070	3.85%
Non-interest bearing liabilities:
Demand deposits	114,456			116,544
Other liabilities	7,702			6,094
Total liabilities	$ 858,658			$ 748,174
Minority interest in consolidated subsidiary	2,771			--
Shareholders’ equity	73,463			79,867
Total liabilities and shareholders’
Equity	$ 934,892			$ 828,041

Net interest income		$ 8,848			$ 7,055

Interest rate spread			3.65%			2.98%
Interest expense as a percent of
Average earning assets			2.51%			3.16%
Net interest margin			4.08%			3.67%

(1) All September 30, 2008 and September 30, 2007 yields and rates have been annualized on a 366 and 365 day year, respectively.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Interest and fee income from loans increased $4.2 million to $36.1 million for the nine months ended September 30, 2008 compared to $31.8 million for the same period in 2007. The consolidation of Southern Trust Mortgage contributed $4.3 million to the increase in interest and fee income from loans. For the three months ended September 30, 2008, interest income from loans was $12.0 million compared to $11.2 million for the three months ended September 30, 2007. The tax equivalent weighted average yield of loans decreased 19 basis points from 7.03% for the three months ended September 30, 2007 to 6.84% for the three months ended September 30, 2008. For the nine months ended September 30, 2008, the tax equivalent weighted average yield of loans decreased 2 basis points to 7.01% compared to 7.03% for the same period in 2007.

Interest income from the securities portfolio and short-term investments increased by $771,000 to $5.8 million for the nine month period ended September 30, 2008 from $5.1 million for the nine month period ended September 30, 2007. For the three month period ended September 30, 2008, interest income from the securities portfolio and short-term investments increased by $420,000 to $2.0 million compared to the same period in 2007. In the first quarter of 2008, the Company restructured its securities portfolio by selling $29.4 million and purchasing $63.4 million in securities. For the nine months ended September 30, 2008, the tax equivalent yield on securities was 5.55% compared to 5.83% for the same period in 2007. The tax equivalent yield on securities for the three months ended September 30, 2008 decreased 10 basis points to 5.74% compared to 5.84% for the three months ended September 30, 2007. The increase in the size of the portfolio helped to offset the impact of the decrease in yield.

Interest expense on deposits increased $396,000 to $11.2 million for the nine months ended September 30, 2008, compared to $10.8 million for the same period in 2007. Interest expense on deposits for the three months ended September 30, 2008, decreased $17,000 compared to the same period in 2007. The mix of demand and savings deposits versus time deposits remained unchanged at 60.6% in demand and savings deposits, versus 39.4% in time deposits at September 30, 2008 when compared to September 30, 2007. For the three months ended September 30, 2008, average deposits increased $107.5 million to $672.1 million, compared to the same period in 2007.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, decreased $288,000 from the three months ended September 30, 2007 to $137,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2008, interest expense for securities sold under agreements to repurchase was $784,000 compared to $1.4 million for the same period in 2007. Tredegar Institutional Select earns interest at a rate equal to approximately 90% of the Federal Home Loan Bank of Atlanta’s overnight rate. Interest expense related to Federal funds purchased, short-term borrowings and long-term debt increased $845,000 from $4.3 million for the nine months ended September 30, 2007 to $5.1 million for the nine months ended September 30, 2008. The consolidation of Southern Trust Mortgage contributed $1.3 million to the increase experienced in short-term borrowings and long-term debt.

The net interest margin, on a tax equivalent basis, was 4.01% for the nine months ended September 30, 2008 compared to 3.83% for the same period in 2007. For the three months ended September 30, 2008, the net interest margin, on a tax equivalent basis, was 4.08% compared to 3.67% for the same period in 2007. The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2008 and 2007 is 34.0%.

The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
GAAP measures:		(in thousands)
Interest Income – Loans	$ 36,052	$ 31,812	$ 11,968	$ 11,237
Interest Income - Investments & Other	5,830	5,059	2,049	1,629
Interest Expense – Deposits	11,229	10,833	3,793	3,810
Interest Expense - Other Borrowings	5,913	5,658	1,658	2,261
Total Net Interest Income	$ 24,740	$ 20,380	$ 8,566	$ 6,795
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Loans	$ --	$ 1	$ --	$ --
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	787	756	282	260
Total Tax Benefit Realized on Non-Taxable Interest Income	$ 787	$ 757	$ 282	$ 260

Total Tax Equivalent Net Interest Income	$ 25,527	$ 21,137	$ 8,848	$ 7,055

The increase in tax equivalent net interest margin was attributed to the consolidation of Southern Trust Mortgage and the decrease in the rate on interest bearing liabilities. The Company’s total average earning assets increased $112.4 million when comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2008, while the yield on average earnings assets decreased by 11 basis points when comparing the same periods. When comparing the three months ended September 30, 2008 to the same period in 2007, the Company’s total average earning assets increased $100.2 million, while the yield on average earnings assets decreased by 24 basis points when comparing the same periods. Average balances in interest checking, regular savings and money market accounts increased by $63.9 million when comparing the three months ended September 30, 2008 to the same period in 2007. The weighted average cost of these accounts for the three months ended September 30, 2008 and 2007 was 1.91% and 2.11%, respectively. The average balance of certificates of deposits increased $45.6 million when comparing the three months ended September 30, 2007 to the three months ended September 30, 2008. The weighted average cost of the Company’s certificates of deposits decreased 116 basis points to 3.66% for the three months ended September 30, 2008.

Other Income

Other income includes, among other items, fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company and Middleburg Investment Advisors. Other income also includes income from the Company’s 57.1% ownership interest in Southern Trust Mortgage, LLC. Other income increased 83.6% to $4.0 million for three months ended September 30, 2008 compared to the same period in 2007. For nine months ended September 30, 2008, other income increased 98.5% to $13.0 million, compared to the same period in 2007.

Commissions and fees from trust and investment advisory activities decreased 11.7% to $947,000 for the three month period ended September 30, 2008 compared to $1.1 million for the same period in 2007. For the nine month period ended September 30, 2008, commissions and fees from trust and investment advisory activities decreased 12.0% or $398,000 to $2.9 million compared to $3.3 million for the same period in 2007. Consolidated investment advisory fees provided by Middleburg Investment Advisors totaled $1.4 million for the nine months ended September 30, 2008 compared to $1.7 million for the same period in 2007. At September 30, 2008, assets under administration at Middleburg Investment Advisors had decreased $87.8 million from $550.6 million at September 30, 2007 to $462.8 million. Consolidated fiduciary fees for services, provided by Middleburg Trust Company, decreased 8.5% to $1.5 million for the nine months ended September 30, 2008 from $1.7 million for the nine months ended September 30, 2007. At September 30, 2008, Middleburg Trust Company managed $518.6 million in assets, including intercompany assets of $90.7 million, a decrease of 13.6% or $81.8 million from assets under administration of $600.4 million, including intercompany assets of $89.1 million, at September 30, 2007. Fiduciary fees are based upon the market value of the accounts under administration.

Service charges on deposits were relatively unchanged at $1.5 million for each of the nine months ended September 30, 2008 and 2007. For the three months ended September 30, 2008, service charges on deposits decreased 3.6% to $503,000 compared to the same period in 2007.

The Company sold $47.2 million securities and purchased $94.8 million securities during the nine months ended September 30, 2008. The Company has identified an impaired security in its portfolio and has elected to recognize decreases in the fair market value of the security through earnings. During the nine months ended September 30, 2008, the Company recognized a loss of $1.6 million. This amount is included in the net loss of $1.0 million. For the three months ended September 30, 2008 a loss of $1.1 million was recognized as a result of the impaired security. The Company did not realize gains or losses on the sale of securities during the nine months ended September 30, 2007.

Commissions on investment sales decreased 15.1% to $338,000 for the nine months ended September 30, 2008, compared to $398,000 for the nine months ended September 30, 2007. For the three months ended September 30, 2008, commissions on investment sales decreased 26.6% to $94,000 compared to the three months ended September 30, 2007. The company currently has four financial consultants who are available to each of the Company’s financial service centers.

Equity in earnings from affiliate has been reclassified in 2008 due to the consolidation of Southern Trust Mortgage. The revenues and expenses of Southern Trust Mortgage for the nine months ended September 30, 2008 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Minority Interest in Consolidated Subsidiary.” Accordingly, gains and fees on mortgages held for sale of $8.1 million, which were generated by Southern Trust Mortgage during the nine months ended September 30, 2008, are being reported as part of the consolidated other income. For the nine months ended September 30, 2007, the Company reported $473,000 from its equity investment in Southern Trust Mortgage. The 2007 amount represents the Company’s share of Southern Trust Mortgage’s net income.

Income earned from the Bank’s $13.3 million investment in Bank Owned Life Insurance (BOLI) contributed $115,000 and $360,000 to total other income for the three and the nine months ended September 30, 2008, respectively. The Company purchased $6.0 million of BOLI in the third quarter of 2004 and $4.8 million in the fourth quarter of 2004 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans. The Company purchased an additional BOLI policy in the amount of $485,000 in the second quarter of 2007.

Other service charges, commissions and fees decreased 5.4% to $439,000 for the nine months ended September 30, 2008, compared to $464,000 for the same period in 2007. In particular, loan processing fees decreased approximately $27,000 for the nine months ended September 30, 2008 when compared to the same period in 2007. For the three months ended September 30, 2008, other service charges, commissions and fees were $114,000, compared to $121,000 for the same period in 2007.

Other operating income increased $425,000 to $515,000 for the nine months ended September 30, 2008, compared to the same period in 2007. The consolidation of Southern Trust Mortgage increased other operating income by $261,000.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead. Total other expense increased $3.9 million from $6.1 million for the three months ended September 30, 2007 to $10.0 million for the three months ended September 30, 2008. For the nine months ended September 30, 2008, total other expense increased to $31.0 million from $17.9 million for the nine months ended September 30, 2007. When taken as a percentage of total average assets, other expense was 3.3% of total average assets for the nine months ended September 30, 2008 compared to 2.2% in 2007.

Salaries and employee benefits increased $8.6 million or 83.0% when comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007. For the three months ended September 30, 2008, salaries and employee benefits increased $2.5 million to $6.0 million. The consolidation of Southern Trust Mortgage contributed $7.9 million and $2.8 million to the increases in salaries and employee benefits for the nine months and the three months ended September 30, 2008, respectively. During the first quarter 2008, the Company converted its time and attendance tracking system. This conversion necessitated a change in the Company’s pay periods from a current basis to an arrears basis. As a result of this change, the Company incurred an additional semi-monthly payroll expense of $440,000 during the nine months ended September 30, 2008 to facilitate the transition from a current basis to an arrears basis. The remainder of the increase is the result of increases in staff.

Net occupancy expense increased by $1.9 million or 78.9% from $2.4 million for the nine months ended September 30, 2007 to $4.3 million for the nine months ended September 30, 2008. For the three months ended September 30, 2008, net occupancy expense increased $702,000 or 87.8% to $1.5 million. The increases are the result of the Company’s relocation of the Ashburn Financial Service Center and the Fort Evans Road Financial Service Center as well as maintenance and improvements of the Company’s facilities. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred. The consolidation of Southern Trust Mortgage contributed $1.3 million to the increase in net occupancy expense.

Other tax expense increased 1.4% to $482,000 for the nine months ended September 30, 2008 from $476,000 for the nine months ended September 30, 2007. Other tax expense includes the state franchise tax paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax. The tax is based on each subsidiary’s equity capital at January 1st, net of adjustments, respectively. Total capital of Middleburg Bank increased 0.2% from January 1, 2007 to January 1, 2008, while total capital for Middleburg Trust Company increased 2.2% during the same period.

Advertising expense increased $154,000 for the nine months ended September 30, 2008 compared to $390,000 for the nine months ended September 30, 2007. The increase was related to several new advertising campaigns. For the three months ended September 30, 2008, advertising expense was $137,000, compared to $193,000 for the three months ended September 30, 2007.

Computer operations expense was relatively unchanged at $811,000 for the nine months ended September 30, 2008 compared to $809,000 for the nine months ended September 30, 2007. The consolidation of Southern Trust Mortgage contributed $50,000 to the increase in computer operations expense.

Other expense increased 67.6% or $2.3 million to $5.8 million for the nine months ended September 30, 2008 from $3.5 million for the nine months ended September 30, 2007. The consolidation of Southern Trust Mortgage contributed $1.3 million to the increase in other expense. The additional increase resulted from increases in various expense categories, including FDIC insurance, other real estate owned, office supplies, legal services, recruiting, courier services and business entertainment, due to the Company’s growth.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2008 was $9.8 million, or 1.4% of total loans, compared to $6.3 million, or 0.98% of total loans at September 30, 2007. The provision for loan losses was $4.7 million for the nine months ended September 30, 2008, compared to $838,000 for the nine months ended September 30, 2007. The increase in the provision is the result of a decision by management, and supported by the allowance for loan losses methodology, to increase Middleburg Bank’s allowance from 1.1% to 1.2% of total loans during 2008, as well as the consolidation of Southern Trust Mortgage, which had an allowance of 4.6% of its total loans at September 30, 2008. For the three months ended September 30, 2008, the provision for loan losses was $318,000, compared to $279,000 for the same period in 2007. For the nine months ended September 30, 2008, net loan charge-offs totaled $3.2 million, compared to net loan charge-offs of $129,000 for the same period in 2007. There were $4.3 million in loans past due 90 days or more at September 30, 2008, compared to $65,000 at September 30, 2007. Non-performing loans were $6.7 million at September 30, 2008, compared to $1.4 million at September 30, 2007. Given the increase in problem loans, continued uncertainty in the economy, and the current nationwide credit crisis, the Company’s methodology indicated a need to strengthen the allowance for loan losses. Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at September 30, 2008. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at September 30, 2008 and December 31, 2007 was $73.4 million and $77.9 million, respectively. Total common shares outstanding at September 30, 2008 were 4,528,817.

At September 30, 2008, the Company’s tier 1 and total risk-based capital ratios were 10.6% and 11.8%, respectively, compared to 12.0% and 13.0% at December 31, 2007. The Company’s leverage ratio was 8.5% at September 30, 2008 compared to 9.4% at December 31, 2007. The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Company maintains federal funds lines with large regional and money-center banking institutions. These available lines totaled $8.0 million, none of which were outstanding at September 30, 2008. Federal funds purchased during the first nine months of 2008 averaged $520,000 compared to an average of $438,000 during the same period in 2007. At September 30, 2008 and December 31, 2007, the Company had $25.3 million and $51.8 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $205.6 million at the Federal Home Loan Bank of Atlanta. This line is collateralized by eligible real estate loans held in the Company’s portfolio and may be utilized for short and/or long-term borrowing. The Company utilized the credit line for overnight, short-term and long-term funding throughout the first nine months of 2008. Short-term and long-term advances averaged $50.3 million and $103.1 million, respectively, for the nine months ended September 30, 2008.

At September 30, 2008, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 31.9% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit increased $8.4 million to $105.8 million at September 30, 2008 compared to $97.4 million at December 31, 2007. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows. Standby letters of credit were $2.0 million at September 30, 2008. This amount is a decrease from $3.3 million at December 31, 2007.

Contractual obligations decreased $16.8 million to $116.2 million at September 30, 2008 compared to $133.0 million at December 31, 2007. This change results from maturities on certain long-term debt obligations and decreases in operating lease obligations. Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the 2007 Form 10-K.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	changes in general economic and business conditions in the Company’s market area;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	the successful management of interest rate risk;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changes in interest rates and interest rate policies;
•	demand, development and acceptance of new products and services;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	changing trends in customer profiles and behavior;
•	maintaining cost controls and asset qualities as the Company opens or acquires new facilities;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	maintaining capital levels adequate to support the Company’s growth;
•	changes in banking and other laws and regulations applicable to the Company; and
•	problems with technology utilized by the Company.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings. ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk. The model prepared for September 30, 2008 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis as of September 30, 2008 and December 31, 2007.

	Estimated Net Interest Income Sensitivity
Rate Change	As of September 30, 2008	As of December 31, 2007
+ 200 bp	(4.91%)	(3.31%)
- 200 bp	1.21%	1.79%

At September 30, 2008, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 4.9% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could increase by 1.2% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2007, the Company’s balance sheet has grown by $95.9 million. The consolidation of Southern Trust Mortgage, along with new brokered certificates of deposit has provided the funding for the growth in the loan portfolio. The Company’s interest rate profile is symmetrical for the next 12 months. Based upon a September 30, 2008 simulation, the Company could expect an average negative impact to net interest income of $1.4 million over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Company could expect an average positive impact to net interest income of $351,000 over the next 12 months.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including Middleburg Bank, Middleburg Investment Group, Middleburg Investment Advisors and Middleburg Trust Company) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting. The Company is currently assessing and establishing internal controls at Southern Trust Mortgage. These controls will become effective in 2009.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A.   Risk Factors

As of November 10, 2008, there were no material changes to the risk factors previously disclosed in the 2007 Form 10-K.

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

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: November 10, 2008	/s/ Joseph L. Boling
Joseph L. Boling
Chairman of the Board & Chief Executive Officer

Date: November 10, 2008	/s/ Kathleen J. Chappell
Kathleen J. Chappell
Senior Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350