Form 10-K
period 2008-12-31
MIDDLEBURG FINANCIAL CORP
filed 2009-03-17
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $86,960,155

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,534,317 shares of Common Stock as of March 16, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders – Part III

TABLE OF CONTENTS

PART I

Page

ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	20
ITEM 1B.	UNRESOLVED STAFF COMMENTS	25
ITEM 2.	PROPERTIES	25
ITEM 3.	LEGAL PROCEEDINGS	27
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS	27

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	28
ITEM 6.	SELECTED FINANCIAL DATA	30
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION	31
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	58
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	59
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE	59
ITEM 9A.	CONTROLS AND PROCEDURES	60
ITEM 9B.	OTHER INFORMATION	61

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE	61
ITEM 11.	EXECUTIVE COMPENSATION	61
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS	62
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE	62
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	62

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	62

PART I

ITEM 1.	BUSINESS

General

Middleburg Financial Corporation (the “Company”) is a bank holding company that was incorporated under Virginia law in 1993. The Company conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc., both of which are chartered under Virginia law. The Company has one other wholly owned subsidiary, MFC Capital Trust II, which is a Delaware Business Trust that the Company formed in connection with the issuance of trust preferred debt in December 2003.

Middleburg Bank

Middleburg Bank opened for business on July 1, 1924 and has continuously offered banking products and services to surrounding communities since that date. Middleburg Bank has seven full service facilities and two limited service facilities. The main office is located at 111 West Washington Street, Middleburg, Virginia 20117. Middleburg Bank has two full service facilities and one limited service facility in Leesburg, Virginia. Other full service facilities are located in Ashburn, Purcellville, Reston and Warrenton, Virginia. Middleburg Bank has a limited service facility located in Marshall, Virginia. In January 2008, Middleburg Bank relocated its Ashburn Financial Service Center within the community of Ashburn. In July 2008, Middleburg Bank relocated its Fort Evans Financial Service Center within the northeast section of Leesburg along Fort Evans Road.

Middleburg Bank serves the Virginia counties of Loudoun, Fairfax and Fauquier. Loudoun County is in northwestern Virginia and included in the Washington-Baltimore metropolitan statistical area. According to the Loudoun County Department of Economic Development, the county’s population was approximately 283,000 as of January 1, 2009, with nearly one-half of the population located in the Company’s markets. The local economy is driven by service industries, including but not limited to, professional and technical services requiring a high skill level; federal, state and local government; construction; and retail trade. Fairfax County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area. According to the latest data on Fairfax County government’s Web Site, the county’s population exceeds 1.0 million residents as of January 1, 2009. The local economy is driven by service industries and federal, state and local governments. Fauquier County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area. Fauquier County’s population was approximately 65,000, according to the latest data published as of September 1, 2007. The local economy is driven by service industries and agriculture.

Middleburg Bank has one wholly owned subsidiary, Middleburg Bank Service Corporation. Middleburg Bank Service Corporation is a partner in two limited liability companies, Bankers Title Shenandoah, LLC, which sells title insurance through its members, and Bankers Insurance, LLC, which acts as a broker for insurance sales for its member banks. In the first quarter of 2008, Middleburg Bank Service Corporation was a partner in Bank Investment Group, LLC. In April 2008, Bankers Investment Group was acquired by Infinex Financial Group. As part of the acquisition, Middleburg Bank Service Corporation received an ownership interest in Infinex Financial Group. Infinex Financial Group acts as a broker dealer for sales of investment products to clients of its member banks.

Middleburg Bank owns 57.1% of the issued and outstanding membership interest units of Southern Trust Mortgage, LLC (“Southern Trust Mortgage”).  The remaining 42.9% of issued and outstanding membership interest units are owned by other partners. The ownership of these partners is represented in the financial statements as “Minority Interest in Consolidated Subsidiary.”  Southern Trust Mortgage is a regional mortgage lender headquartered in Virginia Beach, Virginia and has offices in Virginia, Maryland, Georgia, North Carolina and South Carolina.

Middleburg Investment Group

Middleburg Investment Group is a non-bank holding company that was formed in the fourth quarter of 2005. It has two subsidiaries, which are wholly owned, Middleburg Trust Company and Middleburg Investment Advisors, Inc.

Middleburg Trust Company is chartered under Virginia law and opened for business in January 1994. Its main office is located at 821 East Main Street, Richmond, Virginia, 23219. Middleburg Trust Company serves primarily the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan. Richmond is the capital of the Commonwealth of Virginia, and the greater Richmond area had an estimated population in excess of 1.2 million in 2008 based on the 2000 U.S. Census. In 2008, Middleburg Trust Company opened a new office in Williamsburg, Virginia. According to the 2000 U.S. Census, Williamsburg and the surrounding counties had an estimated population of 135,000 in 2008. Middleburg Trust Company also serves the counties of Fairfax, Fauquier and Loudoun with staff available to several of Middleburg Bank’s facilities.

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

Products and Services

The Company, through its subsidiaries, offers a wide range of banking, fiduciary and investment management services to both individuals and small businesses. Middleburg Bank’s services include various types of checking and savings deposit accounts, and the making of business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans. Also, Middleburg Bank offers ATMs at eight facilities and at two offsite locations. Additional banking services available to the Company’s clients include, but are not limited to, internet banking, travelers’ checks, money orders, safe deposit rentals, collections, notary public and wire services. Southern Trust Mortgage offers mortgage banking services to residential borrowers in five states within the southeastern United States. Southern Trust Mortgage operates as Middleburg Mortgage within all of the Company’s financial service centers to provide mortgage banking services for the Company’s clients.

Middleburg Investment Group offers wealth management services through its two subsidiaries and through the investment services department of Middleburg Bank. Middleburg Trust Company provides a variety of investment management and fiduciary services including trust and estate settlement. Middleburg Trust Company can also serve as escrow agent, attorney-in-fact, and guardian of property or trustee of an IRA. Middleburg Investment Advisors provides fee based investment management services for the Company’s clients. The investment services department of Middleburg Bank provides investment brokerage services for the Company’s clients.

Employees

As of December 31, 2008, the Company and its subsidiaries had a total of 333 full time equivalent employees, including the addition of 149 employees from Southern Trust Mortgage. The Company considers relations with its employees to be excellent. The Company’s employees are not represented by a collective bargaining unit.

U.S. Securities and Exchange Commission Filings

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

Segment Reporting

The Company operates in a decentralized fashion in three principal business activities: commercial and retail banking services; wealth management services; and mortgage banking services. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.

Revenue from the wealth management activities is comprised mostly of fees based upon the market value of the accounts under administration as well as commissions on investment transactions. The wealth management services are conducted by the two subsidiaries of Middleburg Investment Group; Middleburg Trust Company and Middleburg Investment Advisors, Inc. and the investment services department of Middleburg Bank.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The Company recognizes gains on the sale of mortgages as part of Other Income. The mortgage banking services are conducted by Southern Trust Mortgage.

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

The following tables present segment information for the years ended December 31, 2008, 2007 and 2006.

	2008
	Commercial & Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 50,103	$ 29	$ 5,990	$ (200)	$ 55,922
Wealth management fees	--	4,253	--	(83)	4,170
Other income	2,357	95	10,412	(130)	12,734
Total operating income	$ 52,460	$ 4,377	$ 16,402	$ (413)	$ 72,826
Expenses:
Interest expense	$ 21,128	$ --	$ 1,791	$ (200)	$ 22,719
Salaries and employees’ benefits	12,065	2,795	10,516	--	25,376
Provision for loan losses	3,621	--	1,640	--	5,261
Other expense	11,644	1,560	4,232	(213)	17,223
Total operating expenses	$ 48,458	$ 4,355	$ 18,179	$ (413)	$ 70,579
Income before income taxes and minority interest in consolidated subsidiary	$ 4,002	$ 22	$ (1,777)	$ --	$ 2,247
Income tax expense	362	82	--	--	444
Minority interest in consolidated subsidiary	--	--	--	757	757
Net income	$ 3,640	$ (60)	$ (1,777)	$ 757	$ 2,560

Total assets	$ 933,652	$ 6,514	$ 51,709	$ (6,684)	$ 985,191
Capital expenditures	$ 3,162	$ 282	$ 275	$ --	$ 3,719
Goodwill and identified intangibles	$ --	$ 4,877	$ 1,867	$ --	$ 6,744

	2007
	Commercial & Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 49,599	$ 58	$ --	$ (29)	$ 49,628
Wealth management fees	--	4,979	--	(89)	4,890
Other income	2,853	--	--	(41)	2,812
Total operating income	$ 52,452	$ 5,037	$ --	$ (159)	$ 57,330
Expenses:
Interest expense	$ 22,470	$ --	$ --	$ (29)	$ 22,441
Salaries and employees’ benefits	10,829	2,728	--	--	13,557
Provision for loan losses	1,786	--	--	--	1,786
Other expense	14,481	1,547	--	(130)	15,898
Total operating expenses	$ 49,566	$ 4,275	$ --	$ (159)	$ 53,682
Income before income taxes	$ 2,886	$ 762	$ --	$ --	$ 3,648
Income tax expense	251	333	--	--	584
Net income	$ 2,635	$ 429	$ --	$ --	$ 3,064

Total assets	$ 836,899	$ 6,900	$ --	$ (2,399)	$ 841,400
Capital expenditures	$ 3,734	$ 35	$ --	$ --	$ 3,769
Goodwill and identified intangibles	$ --	$ 5,215	$ --	$ --	$ 5,215

	2006
	Commercial & Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$ 45,368	$ 62	$ --	$ (32)	$ 45,398
Wealth management fees	--	4,763	--	(95)	4,668
Other income	3,470	18	--	(41)	3,447
Total operating income	$ 48,838	$ 4,843	$ --	$ (168)	$ 53,513
Expenses:
Interest expense	$ 18,519	$ --	$ --	$ (32)	$ 18,487
Salaries and employees’ benefits	10,946	2,744	--	--	13,690
Provision for loan losses	499	--	--	--	499
Other expense	8,107	1,549	--	(136)	9,520
Total operating expenses	$ 38,071	$ 4,293	$ --	$ (168)	$ 42,196
Income before income taxes	$ 10,767	$ 550	$ --	$ --	$ 11,317
Income tax expense	3,039	260	--	--	3,299
Net income	$ 7,728	$ 290	$ --	$ -	$ 8,018

Total assets	$ 767,185	$ 7,147	$ --	$ 2,027)	$ 772,305
Capital expenditures	$ 909	$ 49	$ --	$ --	$ 958
Goodwill and identified intangibles	$ --	$ 5,552	$ --	$ --	$ 5,552

Competition

The Company’s commercial and retail banking segment faces significant competition for both loans and deposits. Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders. Its most direct competition for deposits has historically come from commercial banks, credit unions, savings banks, savings and loan associations and other financial institutions. Based upon total deposits at June 30, 2008, as reported to the Federal Deposit Insurance Corporation (the “FDIC”), the Company has the second largest share of deposits with 18.2% market share among banking organizations operating in Loudoun County, Virginia. The Company’s Reston location, as of the latest FDIC report, has 0.03% of the $43.9 billion in deposits in the Fairfax County market. The Company’s market share among banking organizations operating in Fauquier County, as of the latest FDIC report, is 4.2% of the $1.1 billion in deposits. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

The Company’s wealth management segment faces competition on several fronts. Middleburg Trust Company competes for clients and accounts with banks, other financial institutions and money managers. Even though many of these institutions have been engaged in the trust or investment management business for a considerably longer period of time than Middleburg Trust Company and have significantly greater resources, Middleburg Trust Company has grown through its commitment to quality trust and investment management services and a local community approach to business. Middleburg Investment Advisors competes for its clients and accounts with other money managers and investment brokerage firms. Like the rest of the Company, Middleburg Investment Advisors is dedicated to quality service and high investment performance for its clients. Middleburg Investment Advisors has successfully operated in its markets for 27 years. The investment services department of Middleburg Bank competes with local and on-line investment brokerage firms.

Competition for the Company’s mortgage banking segment, Southern Trust Mortgage is largely from other mortgage banking entities. Traditional financial institutions, investment banking companies and internet sources for mortgages also add to the competitive market for mortgages.

Lending Activities

Credit Policies

The principal risk associated with each of the categories of loans in Middleburg Bank’s portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. In an effort to manage the risk, Middleburg Bank’s loan policy gives loan amount approval limits to individual loan officers based on their position and level of experience. The risk associated with real estate mortgage loans, commercial and consumer loans varies, based on market employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

Middleburg Bank has written policies and procedures to help manage credit risk. Middleburg Bank utilizes an outside third party loan review process that includes regular portfolio reviews to establish loss exposure and to ascertain compliance with Middleburg Bank’s loan policy.

Middleburg Bank has three levels of lending authority. Individual loan officers are the first level and are limited to their lending authority. The second level is the Officers Loan Committee, which is composed of four officers of Middleburg Bank, including the Company’s Chairman, the President and Chief Executive Officer, and the Chief Lending Officer. The Officers Loan Committee approves loans that exceed the individual loan officers’ lending authority and reviews loans to be presented to the Directors Loan Committee. The Directors Loan Committee is composed of seven Directors, of which five are independent Directors. The Directors Loan Committee approves new, modified and renewed credits that exceed Officer Loan Committee authorities. The Chairman of the Directors Loan Committee is the Chairman of the Company. A quorum is reached when four committee members are present, of which at least three must be independent Directors. An application requires four votes to receive approval by this committee. In addition, the Directors Loan Committee reports all new loans reviewed and approved to Middleburg Bank’s Board of Directors monthly. Monthly reports shared with the Directors Loan Committee include names and monetary amounts of all new credits in excess of $12,500 or which had been extended; a watch list including names, monetary amounts, risk rating and payment status; non accruals and charge offs as recommended and a list of overdrafts in excess of $1,500 and which have been overdrawn more than four days. The Directors Loan Committee also reviews lending policies proposed by management.

In the normal course of business, Middleburg Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements including commitments to extend credit. At December 31, 2008, commitments to extend credit totaled $95.2 million.

Construction Lending

Middleburg Bank makes local construction loans, primarily residential, and land acquisition and development loans. The construction loans are primarily secured by residential houses under construction and the underlying land for which the loan was obtained. At December 31, 2008, construction, land and land development loans outstanding were $105.7 million, or 14.9%, of total loans. Approximately 90.5% of these loans are concentrated in the Loudoun, Fairfax and Fauquier County, Virginia markets. The average life of a construction loan is approximately 12 months and will reprice monthly to meet the market, typically the prime interest rate plus one percent. Because the interest rate charged on these loans floats with the market, the construction loans help the Company in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, Middleburg Bank generally limits loan amounts to 75%

to 85% of appraised value, in addition to analyzing the creditworthiness of its borrowers. Middleburg Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrowing entity’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, Middleburg Bank generally obtains appropriate collateral and personal guarantees from the borrowing entity’s principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. Middleburg Bank has an outside third party loan review and monitoring process to regularly assess the repayment ability of commercial borrowers. At December 31, 2008, commercial loans totaled $44.1 million, or 6.2% of total loans.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in Middleburg Bank’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At December 31, 2008, commercial real estate loans aggregated $229.2 million, or 32.2%, of Middleburg Bank’s total loans.

In its underwriting of commercial real estate, Middleburg Bank may lend, under internal policy, up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally. Middleburg Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. Middleburg Bank also evaluates the location of the security property and typically requires personal guarantees or endorsements of the borrowing entity’s principal owners.

One-to-Four-Family Residential Real Estate Lending

Residential lending activity may be generated by Middleburg Bank’s loan originator solicitation, referrals by real estate professionals, existing or new bank clients and purchases of whole loans from Southern Trust Mortgage. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. Loan originations are underwritten using Middleburg Bank’s underwriting guidelines. Security for the majority of Middleburg Bank’s residential lending is in the form of owner occupied one-to-four-family dwellings. The valuation of residential collateral is provided by independent fee appraisers who have been approved by Middleburg Bank’s Board of Directors.

Middleburg Bank also originates a non-conforming adjustable rate product (“ARM”) with a higher entry level rate and margin than that of the conforming adjustable rate products. This non-conforming loan provides yet another outlet for loans not meeting secondary market guidelines. Middleburg Bank keeps these loans in its loan portfolio. Interest rates on ARM products offered by Middleburg Bank are tied to fixed rates issued by the

Federal Home Loan Bank of Atlanta plus a spread. Middleburg Bank’s ARM products contain interest rate caps at adjustment periods and rate ceilings based on a cap over and above the original interest rate.

At December 31, 2008, $271.0 million, or 38.1%, of Middleburg Bank’s loan portfolio consisted of one-to four-family residential real estate loans and home equity lines. Of the $271.0 million, $174.7 million were fixed rate mortgages while the remaining $96.3 million were adjustable rate mortgages. The fixed rate loans are typically 3, 5, 7 or 10 year balloon loans amortized over a 30 year period. Middleburg Bank has about $86.1 million in fixed rate loans that have maturities of 15 years or greater. Approximately $53.2 million of fixed rate loans have maturities of 5 years or less.

In connection with residential real estate loans, Middleburg Bank requires title insurance, hazard insurance and if required, flood insurance. Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction.

Consumer Lending

Middleburg Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans and home equity lines of credit and loans. At December 31, 2008, Middleburg Bank had consumer loans of $18.9 million or 2.7% of gross loans. Such loans are generally made to customers with whom Middleburg Bank has a pre-existing relationship. Middleburg Bank currently originates all of its consumer loans in its geographic market area. Most of the consumer loans are tied to the prime lending rate and reprice monthly.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer borrower against an assignee of collateral securing the loan such as Middleburg Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. Consumer loan delinquencies often increase over time as the loans age.

The underwriting standards employed by Middleburg Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

Supervision and Regulation

General

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, Middleburg Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. It is also subject to regulation, supervision and examination by the Federal Reserve Board. Other federal and state laws, including various consumer and compliance laws, govern the activities of Middleburg Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

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

Payment of Dividends

The Company is a legal entity separate and distinct from its banking and non-banking subsidiaries. The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries. Middleburg Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and Middleburg Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of Middleburg Bank to pay dividends. During the year ended December 31, 2008, Middleburg Bank paid $2.4 million in dividends to the Company and the non-banking subsidiaries paid $300,000 to the Company.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In connection with our participation in the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company issued preferred stock to the Treasury on January 30, 2009. The Preferred Stock is in a superior ownership position compared to common stock. Dividends must be paid to the preferred stock holder before they can be paid to the common stock holder. In addition, prior to January 30, 2012, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement. If the dividends on the Preferred Stock have not been paid for an aggregate of six (6) quarterly dividend periods or more, whether or not consecutive, the Company's authorized number of directors will be automatically increased by two (2) and the holders of the Preferred Stock will have the right to elect those directors at the Company's next annual meeting or at a special meeting called for that purpose; these two directors will be elected annually and will serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of Middleburg Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of Middleburg Bank subsidiary are subject to the deposit insurance assessments of the Deposit Insurance Fund (“DIF”) of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. For example, depository institutions insured by the DIF that are “well capitalized” and that present few or no supervisory concerns (“Risk Category I”) are required to pay a minimum assessment of between 0.05% and 0.07% of assessable deposits annually for deposit insurance, while all other depository institutions (“Risk Category II, III & IV”) are required to pay premiums ranging from 0.10% to 0.43% of assessable deposits. This assessment is based on data at December 31, 2008 and is to be collected in the first quarter of 2009. For the first quarter of 2009, the FDIC has increased the risk-based deposit insurance assessment rates. Effective January 1, 2009, Risk Category I institutions are required to pay a minimum assessment of between 0.12% and 0.14% of assessable deposits annually for deposit insurance, while all Risk Category II, III & IV are required to pay premiums ranging from 0.17% to 0.50% of assessable deposits. This assessment is based on data at March 31, 2008 and will be collected in the second quarter of 2009.

Beginning in the second quarter of 2009, the FDIC will modify the risk-based deposit insurance assessment for all depository institutions. Initial based assessment rates for Risk Category I institutions will include brokered deposits above a threshold that are used to fund rapid asset growth. For large Risk Category I institutions with long-term debt issuer ratings, the FDIC has combined the weighted average CAMELS component ratings, the debt issuer ratings and the financial ratios method assessment rate, as well as brokered deposits above a threshold that are used to fund rapid asset growth. The FDIC will adopt a new uniform amount and pricing multipliers for each of the methods described above. The following table summarizes the FDIC assessment rates beginning April 1, 2009. These rate schedules are subject to future adjustments by the FDIC.

Risk Category
(in basis points)	I	II	III	IV
Initial Base Assessment Rate	12 to 16	22	32	45
Unsecured Debt Adjustment	(5) to 0	(5) to 0	(5) to 0	(5) to 0
Secured Liability Adjustment	0 to8	0 to 11	0 to 16	0 to 22.5
Brokered Deposit Adjustment	N/A	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	7 to 24.0	17 to 43.0	27 to 58.0	43 to 77.5

On February 27, 2009, the Board of Directors of the FDIC adopted an interim rule imposing a special assessment of 20 basis points on all depository institutions. The assessment is based on data at June 30, 2009 and will be collected in the third quarter of 2009. The FDIC has authority to impose special assessments from time to time.

The FDIC is authorized to prohibit any DIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. The Company is not aware of any existing circumstances that could result in termination of any of Middleburg Bank’s deposit insurance.

Capital Requirements

The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and Middleburg Bank are each generally required to maintain a minimum ratio of total risk-based capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total risk-based capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and ineligible deferred tax assets. The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 4%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which includes Tier 1 Capital and Tier 2 Capital;

•	the Tier 1 Capital ratio; and

•	the leverage ratio.

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

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Company and Middleburg Bank presently maintain sufficient capital to remain in compliance with these capital requirements.

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

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand of Middleburg Bank or the business and earnings of the Company.

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at an institution. For net transaction accounts in 2009, the first $9.3 million will be exempt from reserve requirements, compared to $9.3 million in 2008. A three percent reserve ratio will be assessed on net transaction accounts over $9.3 million up to and including $34.6 million, compared to $9.3 million up to and including $34.6 million in 2008. A ten percent reserve ratio will be applied above $34.6 million in 2009, compared to $34.6 million in 2008. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

The GLBA permits unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, a bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

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

Bank Secrecy Act

Under the Bank Secrecy Act, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act also requires a financial institution to follow customer identification procedures when opening accounts for new customers and to review lists of individuals who and entities which are prohibited from opening accounts at financial institutions.

Emergency Economic Stabilization Act of 2008

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the EESA was signed into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Treasury Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in certain banks and thrifts. Under this program, known as the Capital Purchase Program, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA). In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program. Secretary Paulson also announced that nine large financial institutions agreed to participate in the Capital Purchase Program. The standards include a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions or participate in the Capital Purchase Program will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code. Additional standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the Capital Purchase Program were enacted as part of ARRA, described below.

Capital Purchase Plan Participation

On January 30, 2009, as part of the Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share (the “Common Stock”), at an initial exercise price of $15.85 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $22,000,000 in cash.

American Recovery and Reinvestment Act of 2009

The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP Capital Purchase Program recipients, including the Company, until the institution has redeemed the preferred stock, which TARP Capital Purchase Program recipients are now permitted to do under the ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA (described below) are more stringent than those currently in effect under the TARP Capital Purchase Program, but it is yet unclear how these executive compensation standards will relate to the similar standards recently announced by the Treasury, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury.

The ARRA amends Section 111 of the EESA to require the Secretary of the Treasury (the “Secretary”) to adopt additional standards with respect to executive compensation and corporate governance for TARP Capital Purchase Program recipients. The standards required to be established by the Secretary include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP Capital Purchase Program remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TARP Capital Purchase Program participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, and (4) a review by the Secretary of all bonuses and other compensation paid by TARP Capital Purchase Program participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act with the Secretary having authority to negotiate for reimbursement.

The ARRA also sets forth additional corporate governance obligations for TARP Capital Purchase Program recipients, including requirements for the Secretary to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP Capital Purchase Program recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the chief executive officer and chief financial officer with respect to compliance. The Secretary is required to promulgate regulations to implement the executive compensation and certain corporate governance provisions detailed in the ARRA.

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

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage and home equity loans in the secondary market. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Based on our asset/liability position at December 31, 2008, a rise in interest rates would reduce our net interest income in the short term. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2008, approximately 32.2% and 38.1% of our $711.7 million total loan portfolio were secured by commercial and residential real estate, respectively. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could negatively impact us. While we are in one of the fastest growing real estate markets in the United States, risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

Due to the economic growth in our market area and the opening of new financial service centers, a significant portion of our loans have been originated in the past several years, and 26.8% were originated in the last 18 months. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as ‘seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Although we believe we have conservative underwriting standards, it is more difficult to assess the future performance of the loan portfolio due to the recent origination of many of the loans. Thus, there can be no assurance that charge-offs in the future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

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

Maintaining our revenue stream from our mortgage banking subsidiary, Southern Trust Mortgage, is dependent upon its ability to originate loans and sell them to investors. Loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect Southern Trust Mortgage’s mortgage originations and, consequently, reduce its income from mortgage lending activities. As a result, these conditions may ultimately adversely affect our net income.

Banking regulators have broad enforcement power, but regulations are meant to protect depositors, and not investors.

The Company is subject to supervision by several governmental regulatory agencies. Bank regulations, and the interpretation and application of them by regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence earnings and growth. In addition, these regulations may limit the Company’s growth and the return to investors by restricting activities such as the payment of dividends, mergers with, or acquisitions by, other institutions, investments, loans and interest rates, interest rates paid on depositors and the creation of financial service centers. Information on the regulations that impact the Company are included in Item 1., “Business – Supervision and Regulation,” above. Although these regulations impose costs on the Company, they are intended to protect depositors, and should not be assumed to protect the interest of shareholders. The regulations to which we are subject may not always be in the best interest of investors.

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

Our directors and officers beneficially own 16.3% of our common stock and may purchase additional shares of our common stock by exercising vested stock options. By voting against a proposal submitted to shareholders, the directors and officers may be able to make approval more difficult for proposals requiring the vote of shareholders such as mergers, share exchanges, asset sales and amendment to the Company’s articles of incorporation.

The Company has no assurances regarding the adequacy of the allowance for loan losses.

The Company believes that its allowance for loan losses is adequate to absorb any probable losses in its loan portfolio given current known information. The Company’s allowance for loan losses is based upon many factors, including the following:

•	actual loan loss history;
•	volume, growth and composition of the loan portfolio;
•	the amount of non-performing loans and the value of their related collateral;
•	the effect of changes in the local real estate market on collateral values;
•	the effect of current economic conditions on a borrower’s ability to pay; and
•	other factors deemed relevant by management.

These determinations are based upon estimates that are inherently subjective, and their accuracy depends on the outcome of future events; therefore, realized losses may differ from current estimates. Changes in economic, operating, and other conditions, including changes in interest rates, which are generally beyond the Company’s control, could increase actual loan losses significantly. As a result, actual losses could exceed the Company’s current allowance estimate. The Company cannot provide assurance that its allowance for loan losses is sufficient to cover actual loan losses should such losses differ significantly from the current estimates.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). More recently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which amends certain provisions of the EESA and contains a wide array of provisions aimed at stimulating the U.S. economy.

There can be no assurance, however, as to the actual impact that the EESA and AARA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the AARA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009 and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA, ARRA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs and the extent of our participation in such programs cannot reliably be determined at this time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company has adopted a business model whereby all of its financial services will be available at each branch, known as a financial service center location. The financial service centers are larger than most traditional retail branches in order to allow commercial, retail, wealth management and mortgage personnel and services to be readily available to serve clients.

The headquarters building of the Company and Middleburg Bank, which also serves as a financial service center, was completed in 1981 and is a two-story building of brick construction, with approximately 18,000 square feet of floor space, located at 111 West Washington Street, Middleburg, Virginia 20117. The office operates nine teller windows, including three drive-up facilities and one stand-alone automatic teller machine. Middleburg Bank owns the headquarters building.

The Purcellville facility was purchased in 1994. Renovations to double the size of the facility for the conversion into a financial service center were completed during 2005. The new facility is a one-story building of brick construction with a basement. The facility has approximately 6,400 square feet of floor space and is located at 431 East Main Street, Purcellville, Virginia 20132. The office operates five teller windows, a client service desk, two drive-up facilities and one drive-up automatic teller machine. Middleburg Bank owns this building.

The Catoctin Circle, Leesburg facility was completed in 1997 and is a two-story building of brick construction, with approximately 6,000 square feet of floor space, located at 102 Catoctin Circle, S.E., Leesburg, Virginia 20175. The office operates five teller windows, including three drive-up facilities and one drive-up automatic teller machine. Middleburg Bank also owns this building.

The Fort Evans Road, Leesburg facility was relocated in July 2008 to 538 Fort Evans Road, NE, Leesburg, Virginia 20176 and is commonly referred to by the Company as “Fort Evans II.” The facility is a one-story building of brick construction with approximately 4,000 square feet of floor space. Fort Evans II is a financial service center with three drive-up facilities and a drive-up automated teller machine. Middleburg Bank owns the building, but leases the land upon which it resides. The initial term of the lease is 25 years, expiring July 31, 2033, with two five-year renewal options. The annual lease expense associated with this location is $300,000. Middleburg Bank retains ownership of the former Fort Evans Road, Leesburg facility with the intention of selling this property. This facility was not active at December 31, 2008.

The Leesburg limited service facility, located at 200 North King Street, was leased beginning April 1999. The leased space consists of 200 square feet with one teller window and a stand-alone automated teller machine. Transactions in this location are limited to paying and receiving teller functions. The initial term of this lease was five years, with two additional renewal periods of five years each. The lease is in the second renewal period and will expire March 31, 2013. The annual lease expense associated with this location is $5,400.

The Ashburn facility was relocated to 43325 Junction Plaza, Ashburn, Virginia 20147 in January 2008 and is a one-story building of brick construction with approximately 4,000 square feet of floor space. The office is a financial service center with three drive-up facilities and a drive-up automated teller machine. Middleburg Bank owns this building, but leases the land upon which it resides. The initial term of the lease is 25 years, expiring October 5, 2032, with two five-year renewal options. The annual lease expense associated with this location is $325,000. Middleburg Bank is considering sub-leasing the original Ashburn office location at 20955 Professional Plaza, Suite 100, Ashburn, Virginia 20147. The initial term of this lease is 15 years, expiring May 31, 2014, with two five-year renewal options. The annual lease expense associated with this location is $101,000.

The Reston facility opened in November 2004 and consists of a one-story building of brick construction with approximately 3,500 square feet of floor space, located at 1779 Fountain Drive, Reston, Virginia, 20190. The office is a financial service center with three double-stack drive-up facilities and a drive-up automated teller machine. Middleburg Bank owns this building but leases the land upon which it resides. The initial term of the lease is 15 years, expiring October 31, 2019, with two five-year renewal options. The annual lease expense associated with this location is $231,000.

The Warrenton facility opened in October 2005 and consists of a one-story building of brick construction with approximately 3,500 square feet of floor space, located at 530 Blackwell Road, Warrenton, Virginia, 20186. The office is a financial service center with a non-visible teller line, a client service desk, a remote teller station with four tellers, two drive-up lanes and a drive-up automated teller machine. Middleburg Bank leases this office. The initial term of the lease is 20 years, expiring February 28, 2025, with four five-year renewal options. The annual lease expense associated with this location is $154,000.

The Leesburg Operations Center building was completed June 2002. The building is Class A office space and is home to the deposit operations, loan operations, credit administration, mortgage banking and data processing departments of Middleburg Bank and the information technology, human resources, training, and marketing departments of the Company. This building is a two story building with 18,000 square feet of floor space, located at 106 Catoctin Circle, SE, Leesburg, Virginia 20175. Middleburg Bank owns this building.

Middleburg Trust Company leases its main office at 821 East Main Street in Richmond, Virginia. The lease is for a term of 15 years and will expire November 30, 2015, with no renewal options. The annual lease expense associated with this location is $203,000.

Middleburg Trust Company opened an office at 5372 Discovery Park Boulevard, Williamsburg, Virginia 23188 in February 2008. The office is approximately 2,250 square feet. The lease is for a term of five years, expiring January 14, 2013, with a five-year renewal option. The annual lease expense associated with this location is $60,000.

Middleburg Investment Advisors leases its main office at 1901 North Beauregard Avenue, Alexandria, Virginia, 22311. The lease, which was entered into in May 2008, is for a term of 8 years, with no renewal options. The space includes approximately 3,500 square feet of office space and 900 square feet of storage. The annual lease expense associated with this location is $113,000.

The Marshall limited service facility, located at 8383 West Main Street, was leased beginning December 1, 2006. The leased space consists of 328 square feet. Transactions in this location are limited to paying and receiving teller functions. The initial term of this lease is three years, with two additional renewal periods of one year each. The lease is in its initial term and will expire November 30, 2009. The annual lease expense associated with this location is $11,000.

All of the Company’s properties are well maintained, are in good operating condition and are adequate for the Company’s present and anticipated future needs.

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

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market under the symbol “MBRG.” The high and low sale prices per share for the Company’s Common Stock for each quarter of 2007 and 2008, and the amount of cash dividends per share in each quarter, are set forth in the table below.

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low
2007: 1st quarter 2nd quarter 3rd quarter 4th quarter	36.55 34.00 32.80 31.50	32.00 31.64 28.43 19.61	0.19 0.19 0.19 0.19
2008: 1st quarter 2nd quarter 3rd quarter 4th quarter	25.85 24.96 19.50 17.50	19.90 19.21 16.75 13.25	0.19 0.19 0.19 0.00

As of February 11, 2009, the Company had approximately 478 shareholders of record and at least 2,036 additional beneficial owners of shares of Common Stock.

The Company historically has paid cash dividends on a quarterly basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally Middleburg Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in Item 1., “Business – Supervision and Regulation – Payment of Dividends,” above. The Company’s fourth quarter 2008 dividend was declared in January 2009. The Company or Middleburg Bank has paid regular cash dividends for over 220 consecutive quarters.

The Company did not repurchase any shares of Common Stock during the fourth quarter of 2008. On June 16, 1999, the Company adopted a repurchase plan, which authorized management to purchase up to $5 million of the Company’s common stock from time to time. Subsequently, the plan was amended to authorize management to purchase up to 100,000 shares and to eliminate the $5 million limit. As of March 16, 2009, the Company has 24,084 shares eligible for repurchase under the plan.

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the NASDAQ Composite Index and the SNL $500M-$1B Bank Index as reported by SNL Financial LC, assuming an investment of $100 in shares of Common Stock on December 31, 2003 and the reinvestment of dividends.

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/30/06	12/31/07	12/31/08
Middleburg Financial Corporation	100.00	95.71	80.79	99.37	58.84	41.45
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $500M-$1B	100.00	113.32	118.18	134.41	107.71	69.02

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated. The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2008, 2007, 2006, 2005 and 2004.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except ratios and per share data)
Balance Sheet Data:
Assets (1)	$985,191	$841,400	$772,305	$739,911	$606,121
Loans, net (2)	702,651	638,692	564,750	520,511	345,703
Securities	181,312	129,142	135,435	149,591	174,388
Deposits	744,782	588,769	570,599	551,432	424,879
Shareholders’ equity	75,677	77,904	77,898	53,476	51,562
Average shares outstanding, basic	4,528	4,506	4,132	3,803	3,804
Average shares outstanding, diluted	4,554	4,578	4,223	3,906	3,920

Income Statement Data:
Interest income	$55,922	$49,628	$45,398	$36,212	$26,667
Interest expense	22,719	22,441	18,487	11,596	6,033
Net interest income	33,203	27,187	26,911	24,616	20,634
Provision for loan losses	5,261	1,786	499	1,744	796
Net interest income after
provision for loan losses	27,942	25,401	26,412	22,872	19,838
Non-interest income	17,817	7,832	8,420	8,945	8,476
Securities gains (losses)	(913)	(130)	(305)	76	118
Non-interest expense	42,599	29,455	23,210	21,920	18,559
Income before income taxes and minority
interest in consolidated subsidiary (3)	2,247	3,648	11,317	9,973	9,873
Income taxes	444	584	3,299	2,799	2,781
Minority interest in consolidated subsidiary	757	--	--	--	--
Net income	2,560	3,064	8,018	7,174	7,092

Per Share Data:
Net income, basic	$0.57	$0.68	$1.94	$1.89	$1.86
Net income, diluted	0.56	0.67	1.90	1.84	1.81
Cash dividends	0.57	0.76	0.76	0.76	0.76
Book value at period end	16.69	17.21	17.29	14.05	13.54
Tangible book value at period end	15.20	16.06	16.06	12.50	11.90

Asset Quality Ratios:
Non-performing loans to total portfolio loans	1.19%	1.03%	0.00%	0.02%	0.00%
Non-performing loans to total assets	0.81	0.79	0.00	0.00	0.00
Net charge-offs (recoveries) to average loans	0.51	0.04	0.01	0.00	(0.01)
Allowance for loan losses to loans
outstanding at end of period (2)	1.41	1.10	0.98	0.98	0.98

Selected Ratios:
Return on average assets	0.28%	0.38%	1.05%	1.05%	1.29%
Return on average equity	3.37	3.83	12.25	13.65	14.31
Dividend payout	100.00	111.76	39.41	40.21	40.76
Efficiency ratio (4)	80.53	81.25	63.85	63.32	61.92
Net interest margin (5)	4.00	3.77	3.97	4.11	4.29
Equity to assets	7.68	9.26	10.09	7.23	8.51
Tier 1 risk-based capital	10.25	11.55	12.79	11.10	14.20
Total risk-based capital	11.50	12.59	13.70	12.00	15.10
Leverage	8.40	9.44	10.26	8.70	10.20

(1)

Amounts have been adjusted to reflect the application of FASB Interpretation No. 46R. The common equity portion of the Trust Preferred entities has been deconsolidated and is included in Assets for all years reported.

(2)	Includes mortgages held for sale
(3)	Consolidated Southern Trust Mortgage, LLC in 2008 based on the Company’s 57.1% ownership at year end.

(4)

The efficiency ratio is a key performance indicator in the Company’s industry. The Company monitors this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. It is a measure of the relationship between operating expenses to earnings. Net interest income on a tax equivalent basis for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 were $34,328,000, $28,190,000, $27,705,000, $25,435,000, and $21,507,000. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies,” below for additional information.

(5)	Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc and a majority owned subsidiary, Southern Trust Mortgage, LLC. Middleburg Bank is a community bank serving the Virginia counties of Loudoun, Fairfax and Fauquier with seven financial service centers and two limited service facilities. Middleburg Investment Group is a non-bank holding company with two wholly owned subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, Inc. Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities. Middleburg Investment Advisors is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 24 states. Southern Trust Mortgage is a regional mortgage company headquartered in Virginia Beach, Virginia and maintains offices in Virginia, Maryland, Georgia, North Carolina and South Carolina.

The Company generates a significant amount of its income from the net interest income earned by Middleburg Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. Middleburg Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Middleburg Investment Group’s subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, generate fee income by providing investment management and trust services to its clients. Investment management and trust fees are generally based upon the value of assets under management, and, therefore can be significantly affected by fluctuations in the values of securities caused by changes in the capital markets. Southern Trust Mortgage generates fees from the origination and sale of mortgages loans. Southern Trust Mortgage also maintains a real estate construction portfolio and receives interest and fee income from these loans, which, net of interest expense, is included in net interest income.

In 2008, the Company continued to realize growth in both assets and net interest income. At December 31, 2008, total assets reached $985.2 million, an increase of 17.1%. Total assets at December 31, 2007 were $841.4 million. Total loans, including mortgages held for sale grew $66.9 million from $644.8 million at December 31, 2007 to $711.7 million at December 31, 2008. Total deposits increased $156.0 million from $588.8 million at December 31, 2007 to $744.8 million at December 31, 2008. Lower cost deposits, including demand checking, interest checking and savings increased $61.0 million or 25.5% from the year ended December 31, 2007 to $300.0 million for the year ended December 31, 2008. Higher cost time deposits, excluding brokered certificates of deposit, increased 18.9% or $36.0 million from the year ended December 31, 2007 to $226.8 million for the year ended December 31, 2008. The shift in the composition of deposits from higher cost time deposits to lower cost demand deposits contributed to the 39 basis point decrease in the overall cost of deposits. The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, increased from 3.77% for the year ended December 31, 2007 to 4.00% for the year ended December 31, 2008. The increase is attributed to the 56 basis point decrease in yield of total interest bearing liabilities as compared to the 12 basis point increase, on a tax equivalent basis, in yield of total interest bearing assets. The provision for loan losses increased $3.5 million for the year ended December 31, 2008 to $5.3 million compared to $1.8 million for the same period in 2007. The Company increased the provision as the result of increases in problem loans and net charge-offs during the year. Total non-interest income increased $9.2 million for the year ended December 31, 2008, compared to same period in 2007. The increase is largely due to gains on the sale of loan by the Company’s mortgage banking subsidiary, Southern Trust Mortgage. Total non-interest expenses increased 44.6% for the 2008 year compared to 2007. Total non-interest expenses for the year ended December 31, 2008 includes the consolidated expenses of Southern Trust Mortgage, while the same period in 2007 include a one-time impairment charge of $5.0 million. Although, the Company is focused on keeping growth in non-interest expense low in the future, because of the Company’s plans to engage in growth and expansion, it is expected that non-interest expense will continue to grow in the future at a rate similar to previous years, excluding the impairment charge of 2007. The Company remains well capitalized with risk-adjusted core capital and total capital ratios well above the regulatory minimums.

With the creation of Middleburg Investment Group, the Company has expanded the integration of Middleburg Trust Company, Middleburg Investment Advisors and Middleburg Bank’s investment services department into a more focused wealth management program for all of the Company’s clients. The Company intends to make each of its wealth management services available within all of its financial service centers. Also, through the affiliation with Southern Trust Mortgage, Middleburg Bank plans to continue to increase its loan portfolio by purchasing high credit quality, low loan to value first deeds of trusts on residential property. Middleburg Bank plans to continue its focus on low cost deposit growth with advertising campaigns and product development. Management has developed a growth strategy that includes expansion into Gainesville, Virginia (Prince William County) in 2009. Other markets under consideration include Herndon and Chantilly (Fairfax County). Management will look for key lenders in those markets to join the Company’s team to generate earning assets and awareness prior to the facility opening.

The Company is not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on the registrant’s liquidity, capital resources or results of operations.

Recent Financial Developments

In February 2009, Middleburg Bank reopened its mortgage held for sale participation program with Southern Trust Mortgage. As part of the agreement, Middleburg Bank will participate up to $50.0 million in mortgages held for sale.

In January 2009, the Company received $22.0 million from the U.S. Department of Treasury as part of the Capital Purchase Program, as discussed in Item 1., “Business – Supervision and Regulation – Capital Purchase Plan Participation,” above and “Note 23. Subsequent Events” of the Consolidated Financial Statements.

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

Presented below is discussion of those accounting policies that management believes are the most important (“Critical Accounting Policies”) to the portrayal and understanding of Middleburg Bank’s financial condition and results of operations. The Critical Accounting Policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Allowance for Loan Losses

Middleburg Bank monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. Middleburg Bank maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

Middleburg Bank evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies, with a group of loans that have similar characteristics.

For loans without individual measures of impairment, Middleburg Bank makes estimates of losses for groups of loans as required by SFAS No. 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loan losses. This estimate of losses is compared to the allowance for loan losses of Middleburg Bank as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. Middleburg Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Intangibles and Goodwill

The Company has approximately $6.7 million in intangible assets and goodwill at December 31, 2008, an increase of $1.5 million since December 31, 2007. On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using SFAS Nos. 141 and 142 as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years. The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $6.7 million in intangible assets and goodwill at December 31, 2008 is attributable to the Company’s investment in Middleburg Trust Company. With the consolidation of Southern Trust Mortgage, the Company recognized $1.7 million in goodwill as part of its equity investment.

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

Results of Operations

Net Income

Net income for 2008 was $2.6 million, a decrease of 16.4% from the 2007 net income of $3.1 million. Net income for 2007 decreased 61.8% from 2006’s net income of $8.0 million. For 2008, earnings per diluted share were $0.56 compared to $0.67 and $1.90 for 2007 and 2006, respectively.

Return on average assets (“ROA”) measures how effectively the Company employs its assets to produce net income. The ROA for the Company decreased to 0.28% for the year ended December 31, 2008 from 0.38% for same period in 2007. ROA for 2006 was 1.05%. Return on average equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total average equity capital invested. ROE decreased to 3.4% for the year ended December 31, 2008. ROE was 3.8% and 12.3% for the years ended December 31, 2007 and 2006, respectively.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities as of December 31. Non-accrual loans are included in the loan average balances.

Average Balances, Income and Expenses, Yields and Rates

(Years Ended December 31)

		2008			2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Assets :
Securities:
Taxable	$ 108,482	$ 5,348	4.93%	$ 86,776	$ 4,524	5.21%	$ 113,978	$ 5,641	4.95%
Tax-exempt (1) (2)	47,975	3,306	6.89%	41,524	2,947	7.10%	31,992	2,330	7.28%
Total securities	$ 156,457	$ 8,654	5.53%	$ 128,300	$ 7,471	5.82%	$ 145,970	$ 7,971	5.46%
Loans
Taxable	$ 689,210	$ 48,088	6.98%	$ 615,198	$ 42,958	6.98%	$ 550,805	$ 38,156	6.93%
Tax-exempt (1)	8	1	12.50%	27	3	11.11%	77	7	9.09%
Total loans	$ 689,218	$ 48,089	6.98%	$ 615,225	$ 42,961	6.98%	$ 550,882	$ 38,163	6.93%
Federal funds sold	7,604	139	1.83%	3,195	160	4.98%	953	48	5.04%
Interest bearing deposits in
other financial institutions	4,097	165	4.03%	730	39	5.34%	235	11	4.68%
Total earning assets	$ 857,376	$ 57,047	6.65%	$ 747,450	$ 50,631	6.77%	$ 698,040	$ 46,193	6.62%
Less: allowances for credit losses	(9,193)			(6,005)			(5,377)
Total nonearning assets	76,971			70,433			68,387
Total assets	$ 925,154			$ 811,878			$ 761,050

Liabilities:
Interest-bearing deposits:
Checking	$ 188,886	$ 3,755	1.99%	$ 140,045	$ 3,427	2.45%	$ 141,160	$ 3,289	2.33%
Regular savings	53,223	939	1.76%	52,167	1,021	1.96%	54,242	934	1.72%
Money market savings	39,267	465	1.18%	54,558	618	1.13%	67,305	665	0.99%
Time deposits:
$100,000 and over	127,398	5,021	3.94%	118,964	5,958	5.01%	97,140	4,442	4.57%
Under $100,000	128,781	5,311	4.12%	86,083	3,773	4.38%	62,609	2,365	3.78%
Total interest-bearing deposits	$ 537,555	$ 15,491	2.88%	$ 451,817	$ 14,797	3.27%	$ 422,456	$ 11,695	2.77%

Short-term borrowings	44,983	1,988	4.42%	51,659	2,825	5.47%	34,795	1,830	5.26%
Securities sold under agreements
to repurchase	40,924	831	2.03%	43,769	1,868	4.27%	36,838	1,529	4.15%
Long-term debt	100,308	4,398	4.38%	60,018	2,926	4.88%	68,814	3,390	4.93%
Federal funds purchased	397	11	2.77%	447	25	5.59%	860	44	5.12%
Total interest-bearing liabilities	$ 724,167	$ 22,719	3.14%	$ 607,710	$ 22,441	3.69%	$ 563,763	$ 18,488	3.28%
Non-interest bearing liabilities
Demand deposits	114,466			117,942			127,943
Other liabilities	7,328			6,128			3,918
Total liabilities	$ 845,961			$ 731,780			$ 695,624
Minority interest in consolidated subsidiary	3,232			--			--
Shareholders’ equity	75,961			80,098			65,426
Total liabilities and Shareholders’ equity	$ 925,154			$ 811,878			$ 761,050

Net interest income		$ 34,328			$ 28,190			$ 27,705

Interest rate spread			3.51%			3.08%			3.34%
Interest expense as a percent of
average earning assets			2.65%			3.00%			2.65%
Net interest margin			4.00%			3.77%			3.97%

(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2)	Income and yields include dividends on preferred securities that are 70% excludable for tax purposes.

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

Net interest income on a fully tax-equivalent basis was $34.3 million for the year ended December 31, 2008. This is an increase of 21.8% over the $28.2 million reported for the same period in 2007. Net interest income for 2007 increased 1.7% over the $27.7 million reported for 2006. The net interest margin increased 23 basis points to 4.00% in 2008. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2008, 2007 and 2006 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Year Ended December 31,
(in thousands)	2008	2007	2006
GAAP measures:
Interest Income – Loans	$ 48,088	$ 42,960	$ 38,161
Interest Income - Investments & Other	7,834	6,668	7,237
Interest Expense – Deposits	15,492	14,797	11,694
Interest Expense - Other Borrowings	7,227	7,644	6,793
Total Net Interest Income	$ 33,203	$ 27,187	$ 26,911
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income – Loans	$ 1	$ 1	$ 2
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	1,124	1,002	792
Total Tax Benefit Realized on Non-Taxable Interest Income	$ 1,125	$ 1,003	$ 794
Total Tax Equivalent Net Interest Income	$ 34,328	$ 28,190	$ 27,705

The increase in net interest income in 2008 resulted from the 10.0% growth in loans, net of deferred costs and allowance for loan losses and a 55 basis points decrease in the costs of interest-bearing liabilities. The average balance in the securities portfolio increased by $28.2 million, while the tax-equivalent yield decreased 29 basis points to 5.53%. The average loan portfolio volume increased 12.0% during 2008. The average yield on the loan portfolio remained unchanged at 6.98%.

The average balance of interest bearing accounts (interest bearing checking, savings and money market accounts) increased 14.0% to $281.4 million at December 31, 2008. The cost of such funding increased 22 basis points over the year ended December 31, 2007. The average balance of interest bearing checking increased 34.9% with a corresponding cost increase of 46 basis points. The average balances in time deposits increased 19.0%, while the interest expense associated with these deposits increased 6.2% or $601,000. The increase in the average balance of deposits greater than $100,000 was $8.4 million. These deposits typically have higher cost when compared to all other interest bearing deposits and do not include brokered certificates of deposit.

During 2008, non-deposit interest bearing liabilities increased on average by $30.7 million, mainly the result of increased long-term debt in the fourth quarter of 2007 and the first quarter of 2008, with a related decrease in interest expense of $416,000. The Company decreased its average short-term borrowings by $6.7 million. Much of the decrease in borrowings was offset by the increases in deposits as the Company focused its efforts on deposit acquisitions. Total interest expense for 2008 was $22.7 million, an increase of $278,000 compared to the total interest expense for 2007.

Management believes that the net interest margin could compress during 2009. Based on conservative internal interest rate risk models and the assumption of a sustained low rate environment, the Company expects net interest income to trend downward slightly throughout the next 12 months as loan related assets reprice and the decline in funding costs slows. The expected decrease to net interest income could be 8.4% or $2.5 million in a 12 month period of rising rates of 100 basis points. It is anticipated that targeted growth in earning assets and liability repricing opportunities will help mitigate the above mentioned impact to the Company’s net interest margin. The Asset/Liability Management Committee continues to focus on various strategies to maintain the net interest margin.

The average yield on the loan portfolio increased five basis points in 2007. Growth in the loan portfolio combined with the increase in loan yields to produce a 12.6% increase in loan interest income. Loan demand was strongest in the second and third quarters of 2007. The average balance in the securities portfolio decreased by $17.7 million in 2007, while the tax-equivalent yield increased 36 basis points to 5.82%.

The average balance of low cost interest bearing accounts (interest bearing checking, savings and money market accounts) declined 6.1% to $246.8 million at December 31, 2007. The cost of such funding increased 19 basis points during the year ended December 31, 2007. The average balances in certificates of deposit increased 28.4%, while the interest expense associated with these deposits increased 43.0% or $2.9 million. The Company offered a high yield, short-term certificate of deposit in the third quarter of 2007.

During 2007, the Company’s reliance on other funding sources increased on average by $14.6 million with a related increase in interest expense of only $851,000. The Company increased its average long term borrowings (from the Federal Home Loan Bank) by $16.9 million. Much of the increase in borrowings was related to the funding the growth in Middleburg Bank’s loan portfolio. Total interest expense for 2007 was $22.4 million, an increase of $4.0 million compared to the total interest expense for 2006.

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

Volume and Rate Analysis

(Tax Equivalent Basis)

(Years Ended December 31)

	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due			Increase (Decrease) Due
	to Changes in:			to Changes in:
	(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$ 1,053	$ (229)	$ 824	$ (1,439)	$ 322	$ (1,117)
Tax-exempt (1) (2)	441	(82)	359	675	(58)	617
Loans:
Taxable	5,164	(34)	5,130	4,494	308	4,802
Tax-exempt (1)	(2)	--	(2)	(6)	2	(4)
Federal funds sold	(39)	18	(21)	113	(1)	112
Interest bearing deposits in other
financial institutions	133	(7)	126	26	2	28
Total earning assets	$ 6,750	$ (334)	$ 6,416	$ 3,863	$ 575	$ 4,438

Interest-Bearing Liabilities:
Interest checking	$ 710	$ (382)	$ 328	$ (26)	$ 164	$ 138
Regular savings deposits	21	(103)	(82)	(34)	121	87
Money market deposits	(183)	30	(153)	(207)	160	(47)
Time deposits
$100,000 and over	467	(1,404)	(937)	1,065	451	1,516
Under $100,000	1,746	(208)	1,538	986	422	1,408
Total interest bearing deposits	$ 2,761	$ (2,067)	$ 694	$ 1,784	$ 1,318	$ 3,102

Short-term borrowings	$ (337)	$ (500)	$ (837)	$ 920	$ 75	$ 995
Securities sold under agreement
to repurchase	(114)	(923)	(1,037)	295	44	339
Long-term debt	1,732	(260)	1,472	(429)	(35)	(464)
Federal funds purchased	(3)	(11)	(14)	(24)	5	(19)
Total interest bearing
Liabilities	$ 4,039	$ (3,761)	$ 278	$ 2,546	$ 1,407	$ 3,953

Change in net interest income	$ 2,711	$ 3,427	$ 6,138	$ 1,317	$ (832)	$ 485

(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2)	Income and yields include dividends on preferred securities that are 70% excludable for tax purposes.

Provision for Loan Losses

The Company’s loan loss provision during 2008 and 2007 was $5.3 million and $1.8 million, respectively. The Company is committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section below.

Non-interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability. Management recognizes this and continues to review and consider areas where non-interest income can be increased. Non-interest income includes fees generated by the commercial and retail banking segment, the wealth management segment and the mortgage banking segment of the Company. Non-interest income (excluding securities gains and losses) increased 127.5% to $17.8 million for the year ended December 31, 2008, compared to $7.8 million for 2007. The increases in the sub-categories of non-interest income is largely the result of the consolidation of Southern Trust Mortgage in 2008, when compared with 2007.

Service charges, which include deposit fees and certain loan processing fees, decreased 5.8% to $2.5 million for the year ended December 31, 2008, compared to $2.6 million for the year ended December 31, 2007. Overdraft fees decreased $95,000 or 11.4% for the year ended December 31, 2008, when compared to the year ended December 31, 2007.

Income from the wealth management segment is produced by Middleburg Investment Advisors, Middleburg Trust Company and the investment services department of Middleburg Bank. Investment advisory fees from Middleburg Investment Advisors decreased 17.4% to $1.8 million for the year ended December 31, 2008, compared to $2.2 million for the year ended December 31, 2007. Middleburg Investment Advisors is predominantly a fixed income money manager that bases its fee upon the market value of the accounts under management. Assets under management at Middleburg Investment Advisors decreased 25.6% or $143.2 million to $408.6 million at December 31, 2008. Middleburg Trust Company produced fiduciary fees that decreased 11.0% to $1.9 million for the year ended December 31, 2008, compared to $2.2 million for the same period in 2007. Assets under management at Middleburg Trust Company decreased 19.5% or $117.2 million to $485.1 million at December 31, 2008. The decline in assets under management at both Middleburg Investment Advisors and Middleburg Trust Company resulted primarily from declines in market values. Assets under management include intercompany assets of $115.1 million. Fiduciary fees are also based primarily upon the market value of the accounts under administration. Commissions on investment services fees from the investment services department of Middleburg Bank decreased to $433,000 for the year ended December 31, 2008, compared to $535,000 for the year ended December 31, 2007.

Equity in earnings from affiliate has been reclassified in 2008 due to the consolidation of Southern Trust Mortgage. The revenues, expenses, assets and liabilities of Southern Trust Mortgage for the year ended December 31, 2008 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share of Southern Trust Mortgage’s capital not owned by the Company reported as “Minority Interest in Consolidated Subsidiary.” Accordingly, gains and fees on mortgages held for sale of $8.7 million and $1.4 million, respectively, which were generated by Southern Trust Mortgage for the year ended December 31, 2008, are being reported as part of the consolidated other income. For the year ended December 31, 2008, Southern Trust Mortgage closed $665.8 million in loans, compared to $822.7 million in loans for the year ended 2007. During 2008, Southern Trust Mortgage continued to address problem loans through charge-offs and increases in the allowance for loan losses in anticipation of additional charge-offs. The majority of the problem loans are due to credit risk in their remaining construction portfolio and early payment defaults of loans sold to investors, both of which are issues facing mortgage bankers in the current economic climate. Southern Trust Mortgage had taken a proactive approach in addressing the problem loans. In early 2007, Southern Trust Mortgage implemented credit overlays or increased underwriting thresholds and re-negotiated early payment default periods. These steps have helped mitigate the risks inherent in its portfolio. Southern Trust Mortgage continues to analyze the problem loans and its construction portfolio as well as refine its methodology to estimate the expected loss and required reserve.

For the year ended December 31, 2007, the Company reported a loss of $303,000 from its equity investment in Southern Trust Mortgage. The 2007 amount represents the Company’s share of Southern Trust

Mortgage’s net income. For 2007, mortgage banking operations were negatively impacted by decreased production levels and narrowed margins resulting from shifts in the mix of retail and wholesale loan volume.

Income earned from Middleburg Bank’s $13.4 million investment in Bank Owned Life Insurance (BOLI) contributed $469,000 to total other income for the year ended December 31, 2008. The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004 and an additional $485,000 in the second quarter of 2007 to help subsidize increasing employee benefit costs and expenses related to the restructuring of its supplemental retirement plans.

Other operating income increased $439,000 to $615,000 for the year ended December 31, 2008, compared to the same period in 2007. Other operating income includes equity earnings recognized by Southern Trust Mortgage from its investments in several mortgage partnerships of $316,000 and equity earnings recognized by Middleburg Bank Service Corporation from its equity investments.

Non-interest income (excluding securities gains and losses) decreased 7.0% to $7.8 million for the year ended December 31, 2007, compared to $8.4 million for 2006.

Service charges, which include deposit fees and certain loan fees, increased 5.7% to $2.6 million for the year ended December 31, 2007, compared to $2.5 million for the year ended December 31, 2006. Investment advisory fees of $2.2 million for the year ended December 31, 2007 are from Middleburg Investment Advisors. Investment advisory fees were relatively unchanged for the year ended December 31, 2007 compared to the 2006 investment advisory fee amount. Middleburg Trust Company produced fiduciary fees that increased 11.2% to $2.2 million for the year ended December 31, 2007, compared to $1.9 million for the same period in 2006.

Investment sales fees decreased to $535,000 for the year ended December 31, 2007, compared to $554,000 for the year ended December 31, 2006.

Non-interest Income

(Years Ended December 31)

	2008	2007	2006
	(In thousands)
Service charges, commissions and fees	$ 2,467	$ 2,619	$ 2,477
Trust fee income	1,925	2,162	1,945
Investment advisory fee income	1,812	2,193	2,169
Commission on investment sales	433	535	554
Gains on loans held for sale	8,656	--	--
Fees on mortgages held for sale	1,440	--	--
Equity earnings in affiliate	--	(303)	680
Bank-owned life insurance	469	450	436
Other operating income	615	176	159
Non-interest income	$ 17,817	$ 7,832	$ 8,420
Losses on securities available for sale, net	(913)	(130)	(305)
Total non-interest income	$ 16,904	$ 7,702	$ 8,115

Non-interest Expense

Non-interest expense increased 44.6% to $42.6 million for the year ended December 31, 2008, compared to $29.5 million for 2007. When taken as a percentage of total average assets for the year ended December 31, 2008, the expense was 4.8% of total average assets, an increase from 3.6% for the same period in 2007.

Salaries and employee benefits increased $11.8 million to $25.4 million when comparing the year ended December 31, 2008 to the same period in 2007. The consolidation of Southern Trust Mortgage contributed $10.5 million to the increase in salaries and employee benefits for the year ended December 31, 2008. During the first quarter 2008, the Company converted its time and attendance tracking system. This conversion necessitated a change in the Company’s pay periods from a current basis to an arrears basis. As a result of this change, the Company incurred an additional semi-monthly payroll expense of $440,000 during the year ended December 31, 2008 to facilitate the transition from a current basis to an arrears basis. The remainder of the increase is the result of increases in staff. The Company had 333 full-time equivalent employees at December 31, 2008 compared with 176 at December 31, 2007. The increase is due to the consolidation of Southern Trust Mortgage’s 149 full-time equivalent employees.

Net occupancy and equipment expenses increased 76.5% to $5.8 million for the year ended December 31, 2008, compared to $3.3 million for the same period in 2007. The increases are the result of the Company’s relocation of the Ashburn Financial Service Center and the Fort Evans Road Financial Service Center, as well as maintenance and improvements of the Company’s facilities. The consolidation of Southern Trust Mortgage contributed $1.7 million to the increase in net occupancy expense. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Advertising expense increased 71.4% in 2008 to $917,000, compared to $535,000 in 2007. The increase was related to several new advertising campaigns.

Computer operations expense remained relatively unchanged at $1.1 million for the year ended December 31, 2008, compared to $1.1 million for the year ended December 31, 2008.

Expense relating to other real estate owned was $1.3 million for the year ended December 31, 2008, compared to none for the year ended December 31, 2007, and included losses on dispositions. The increase was due to legal expenses related to foreclosure, valuation adjustments and losses on the sales of these assets.

Other tax expense was relatively unchanged at $642,000 for the year ended December 31, 2008, compared to $637,000 for the year ended December 31, 2007.

Non-interest expense increased 26.9% to $29.5 million in 2007. Impairment on equity investment was due to a one-time reduction in the carrying value of the Company’s equity investment in Southern Trust Mortgage. The Company engaged an independent firm to assist in valuing its investment in Southern Trust Mortgage during the third quarter of 2007. As a result of the valuation, the Company recognized a non-cash impairment charge of $5.0 million for the year ended December 31, 2007. Renovations to buildings contributed to the 9.1% increase in net occupancy and equipment expenses for the year ended December 31, 2007. Other tax expense increased 27.4% to $637,000 for the year ended December 31, 2007 from $500,000 for the year ended December 31, 2006. The increase was mainly the result of Middleburg Bank’s franchise tax, which is paid to the state in lieu of an income tax and is based on Middleburg Bank’s equity capital. Middleburg Bank’s equity capital increased as a result of the stock offering in 2006.

Non-interest expense increased 5.9% to $23.2 million in 2006. Included in 2006 other operating expenses were some one-time costs associated with additions to building and premises, additional software for the set-up of Middleburg Investment Group and client relationship management software, increase in staff, and several advertising campaigns.

Non-interest Expenses

(Years Ended December 31)

	2008	2007	2006
	(In thousands)
Salaries and employee benefits	$ 25,376	$ 13,557	$ 13,690
Net occupancy and equipment expense	5,826	3,300	3,024
Advertising	917	535	572
Computer operations	1,110	1,075	982
Other real estate owned	1,276	--	--
Other taxes	642	637	500
Impairment in affiliate	--	5,012	--
Other operating expenses	7,452	5,339	4,442
Total	$ 42,599	$ 29,455	$ 23,210

Income Taxes

Reported income tax expense was $444,000 for the year ended December 31, 2008, compared to $584,000 for the same period in 2007. The effective tax rate for 2008 was 19.8% compared to 16.0% in 2007 and 29.2% in 2006. Note 10 of the Company’s Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and the Company’s actual income tax expense. Also included in Note 10 to the Consolidated Financial Statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2008.

Summary of Financial Results by Quarter

The following table summarizes the major components of the Company’s results of operations for each quarter of the last three fiscal years.

	2008 Quarter Ended

(Dollars in thousands except per share)	March 31	June 30	September 30	December 31

Net interest income	$ 7,727	$ 8,447	$ 8,566	$ 8,463
Net interest income after provision
for loan losses	5,663	6,140	8,248	7,891
Non-interest income	4,694	4,637	4,761	3,725
Net securities gains (losses)	108	(367)	(784)	130
Non-interest expense	10,507	10,410	10,044	11,638
Income (loss) before income taxes and
minority interest in consolidated subsidiary	(42)	--	2,181	108
Minority interest in consolidated subsidiary	31	293	29	404
Net income	153	361	1,555	491
Diluted earnings per common share	$ 0.03	$ 0.08	$ 0.34	$ 0.12
Dividends per common share	0.19	0.19	0.19	0.00

	2007 Quarter Ended

(Dollars in thousands except per share)	March 31	June 30	September 30	December 31

Net interest income	$ 6,809	$ 6,776	$ 6,795	$ 6,807
Net interest income after provision
for loan losses	6,657	6,369	6,516	5,859
Non-interest income	2,057	2,352	2,166	1,257
Net securities gains (losses)	--	--	--	(130)
Non-interest expense	5,719	6,139	6,077	11,520
Income before income taxes	2,995	2,582	2,605	(4,534)
Net income	2,146	1,865	1,888	(2,835)
Diluted earnings per common share	$ 0.47	$ 0.41	$ 0.41	$ (0.62)
Dividends per common share	0.19	0.19	0.19	0.19

	2006 Quarter Ended

(Dollars in thousands except per share)	March 31	June 30	September 30	December 31

Net interest income	$ 6,611	$ 6,717	$ 6,786	$ 6,797
Net interest income after provision
for loan losses	6,361	6,604	6,731	6,716
Non-interest income	2,091	2,251	2,213	1,865
Net securities gains (losses)	--	1	--	(306)
Non-interest expense	5,546	5,869	5,589	6,206
Income before income taxes	2,906	2,987	3,355	2,069
Net income	2,048	2,102	2,336	1,532
Diluted earnings per common share	$ 0.52	$ 0.54	$ 0.52	$ 0.32
Dividends per common share	0.19	0.19	0.19	0.19

Financial Condition

Assets, Liabilities and Shareholders Equity

The Company’s total assets were $985.2 million as of December 31, 2008, up $143.8 million or 17.1% from the $841.4 million level at December 31, 2007. Securities increased $52.2 million or 40.4% from 2007 to 2008. Loans, net of allowance for loan losses and deferred loan costs, increased by $23.7 million or 3.7% from 2007 to 2008. Total liabilities were $907.2 million as of December 31, 2008, compared to $763.5 million as of December 31, 2007. Total shareholders’ equity at year end 2008 and 2007 was $75.7 million and $77.9 million, respectively.

Loans

The Company’s loan portfolio is its largest and most profitable component of earning assets, totaling 79.9% of average earning assets. In 2008, the Company placed greater focus to maintaining high credit quality loans and increasing loan yields. The tax equivalent yield on loans was unchanged at 6.98% while non-accrual loans and loans past due more than 90 days was less than 2.05% of average loans. The Company continues to focus on loan portfolio growth and diversification as a means of increasing earnings. Total loans were $711.7 million at December 31, 2008, an increase of 10.4% from December 31, 2007’s total of $644.8 million.

Total loans increased 13.2% from $569.5 million at December 31, 2006 to $644.8 million at December 31, 2007. The total loan to deposit ratio decreased to 95.6% at December 31, 2008, compared to 109.5% at December 31, 2007 and 99.8% at December 31, 2006.

Loan Portfolio

(At December 31)

	2008	2007	2006	2005	2004
	(In thousands)

Commercial, financial and agricultural	$ 44,127	$ 46,482	$ 37,501	$ 28,388	$ 27,162
Real estate construction	105,717	96,576	69,033	88,312	45,503
Real estate mortgage:
Residential (1-4 family)	216,034	202,822	189,341	174,998	114,418
Home equity lines	54,974	48,039	39,670	35,880	21,247
Non-farm, non-residential (1)	229,171	228,217	216,232	177,198	125,284
Agricultural	2,522	2,476	2,473	2,894	3,135
Mortgages held for sale	40,301	--	--	--	--
Consumer installment	18,868	20,237	15,253	17,128	12,075
Total Loans	$ 711,714	$ 644,849	$ 569,503	$ 524,798	$ 348,824
Add: Deferred loan costs	982	936	829	856	297
Less: Allowance for loan losses	10,020	7,093	5,582	5,143	3,418
Net loans	$ 702,676	$ 638,692	$ 564,750	$ 520,511	$ 345,703

(1)	This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

At December 31, 2008, residential real estate (1-4 family) portfolio loans constituted 30.4% of total loans and increased $13.2 million during the year. Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans. Real estate construction loans increased to $105.7 million at December 31, 2008 and represent 14.9% of the total loan portfolio. The Company’s one time closing construction/permanent loan product competes successfully in a high growth market like Loudoun County because the Company is local and can respond quickly to inspections and construction draw requests. Non-farm, non-residential real estate loans are typically owner-occupied commercial buildings. Non-farm, non-residential loans were 32.2% of the total loan portfolio at December 31, 2008. The increase in the non-farm, non-residential real estate loans is the result of the Company’s diversification strategy. The branch network has helped to support the loan portfolio diversification, such as increased commercial real estate loans. Home equity lines and agricultural real estate loans were 7.7% and 0.4% of total loans, respectively, at December 31, 2008.

The Company’s commercial, financial and agricultural loan portfolio consists of secured and unsecured loans to small businesses. At December 31, 2008, these loans comprised 6.2% of the total loan portfolio. This portfolio decreased 5.1% in 2008 to $44.1 million. Consumer installment loans primarily consist of unsecured installment credit and account for 2.7% of the total loan portfolio.

Consistent with its focus on providing community-based financial services, the Company generally does not extend loans outside its principal market area. The Company’s market area for its lending services encompasses Fairfax, Fauquier and Loudoun Counties, where it operates full service financial centers.

The Company’s unfunded loan commitments totaled $95.2 million at December 31, 2008 and $97.4 million at December 31, 2007. The decrease in the amount of unfunded commitments is attributed to the decline in real estate construction credit line products.

At December 31, 2008, the Company had no concentration of loans in any one industry in excess of 10% of its total loan portfolio. However, because of the nature of the Company’s market, loan collateral is predominantly real estate.

The following table reflects the maturity distribution of selected loan categories:

Remaining Maturities of Selected Loan Categories

(At December 31, 2008)

	Commercial,	Real
	Financial and	Estate
	Agricultural	Construction
(In thousands)

Within 1 year	$ 7,242	$ 68,482
Variable Rate:
1 to 5 years	$ 17,997	$ 9,972
After 5 years	383	1,540
Total	$ 18,380	$ 11,512
Fixed Rate:
1 to 5 years	$ 11,895	$ 23,413
After 5 years	6,610	2,310
Total	$ 18,505	$ 25,723

Total Maturities	$ 44,127	$ 105,717

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There were $14.5 million total non-performing assets, which consist of non-accrual loans, restructured loans and foreclosed property at December 31, 2008. This is an increase of $7.9 million, including $4.4 million from the consolidation of Southern Trust Mortgage, when compared to the December 31, 2007 balance of $6.6 million. Foreclosed property at Middleburg Bank increased to $4.6 million at December 31, 2008, compared to none at December 31, 2007. Loans more than 90 days past due still accruing were $1.1 million at December 31, 2008, which includes $577,000 in loans held by Southern Trust Mortgage. Non-performing assets were $6.6 at December 31, 2007.

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

Non-performing Assets

(At December 31)

	2008	2007	2006	2005	2004
	(Dollars in thousands)

Non-accrual loans	$ 6,890	$ 6,635	$ - -	$ 88	$ 1
Restructured loans	- -	- -	- -	- -	- -
Foreclosed property	7,597	- -	- -	- -	- -

Total non-performing assets	$ 14,487	$ 6,635	$ - -	$ 88	$ 1

Accruing loans greater than
90 days past due	$ 1,117	$ 30	$ 19	$ 31	$ - -

Allowance for loan losses
to non-performing assets	69%	107%	0%	5,844%	341,800%

Non-performing assets to
period end loans	2.04%	1.03%	0.00%	0.02%	0.00%

During 2008 and 2007, approximately $352,000 and $240,000, respectively, in additional interest income would have been recorded if the Company’s non-accrual loans had been current and in accordance with their original terms.

At December 31, 2008, Middleburg Bank had $6.5 million in potential problem loans not included in its impaired loan disclosure in the notes to the financial statements, which Middleburg Bank defines as loans in which management has information about possible credit problems of borrowers that causes serious doubts as to the ability of the borrowers to comply with the present loan payment terms and would require disclosure regardless of status.

The allowance for loan losses was 69% of non-performing loans at December 31, 2008 as Middleburg Bank had $14.5 million in non-performing assets on that date. At December 31, 2007 and 2006 the allowance for loan losses was 107% and 0% of non-performing loans, respectively. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

Allowance For Loan Losses

For a discussion of the Company’s accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

Allowance for Loan Losses

(Years Ended December 31)

	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance, beginning of period	$ 7,093	$ 5,582	$ 5,143	$ 3,418	$ 2,605
Southern Trust Mortgage consolidation	1,238	--	--	--	--
Loans charged off:
Commercial, financial, and agricultural	511	76	--	5	31
Real estate construction	2,131	--	--	--	--
Real estate mortgage	233	--	--	--	--
Consumer installment	744	263	112	74	137
Total loans charged off	$ 3,619	$ 339	$ 112	$ 79	$ 168
Recoveries:
Commercial, financial, and agricultural	$ 2	$ --	$ --	$ 5	$ 57
Real estate construction	9	--	--	--	--
Real estate mortgage	--	--	--	--	67
Consumer installment	36	64	52	55	61
Total recoveries	$ 47	$ 64	$ 52	$ 60	$ 185
Net charge offs (recoveries)	3,572	275	60	19	(17)
Provision for loan losses	5,261	1,786	499	1,744	796
Balance, end of period	$ 10,020	$ 7,093	$ 5,582	$ 5,143	$ 3,418

Ratio of allowance for loan losses
to loans outstanding at end of period	1.41%	1.10%	0.98%	0.98%	0.98%

Ratio of net charge offs to average
loans outstanding during period	0.53%	0.04%	0.01%	0.00%	-0.01%

The allowance for loan losses was $10.0 million at December 31, 2008, an increase of $2.9 million from $7.1 million at December 31, 2007. During 2008, Middleburg Bank increased its provision to the allowance for loan losses in response to the loan growth experienced during the year and the increase in non-performing loans. The allowance was $7.1 million at December 31, 2007. In 2008, the Company’s net charge-offs increased $3.3 million from the previous year’s net charge-offs of $275,000. Net charge-offs as a percentage of average loans were 0.53% and 0.04% for 2008 and 2007, respectively. The provision for loan losses was $5.3 million for 2008 and $1.8 million for 2007.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each major category of loan:

Allocation of Allowance for Loan Losses

(At December 31)

	Commercial, Financial,		Real Estate		Real Estate
	Agricultural		Construction		Mortgage		Consumer
	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of
	for	Loan in	for	Loan in	for	Loan in	for	Loan in
	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
	(Dollars in Thousands)
2008	$ 911	6.57%	$ 3,245	15.75%	$ 5,292	74.87%	$ 572	2.81%
2007	$ 943	7.21%	$ 1,392	14.98%	$ 4,099	74.67%	$ 659	3.14%
2006	$ 771	6.58%	$ 964	12.12%	$ 3,642	78.62%	$ 205	2.68%
2005	$ 620	5.40%	$ 869	16.80%	$ 3,392	74.54%	$ 262	3.26%
2004	$ 640	7.79%	$ 114	13.04%	$ 2,441	75.71%	$ 223	3.46%

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

Securities

The Company manages its investment securities portfolio consistent with established policies that include guidelines for earnings, rate sensitivity, liquidity and pledging needs. The Company holds bonds issued from the Commonwealth of Virginia and its political subdivisions with an aggregate market value of $9.4 million at December 31, 2008. The aggregate holdings of these bonds approximate 12.5% of the Company’s shareholders’ equity.

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

The carrying value of the securities portfolio was $181.3 million at December 31, 2008, an increase of $52.2 million or 40.4% from the carrying value of $129.1 million at December 31, 2007. The market value of the AFS securities at December 31, 2008 was $181.3 million. The unrealized loss on the AFS securities was $5.8 million at December 31, 2008. This loss was offset by the December 31, 2008 unrealized gain of $3.8 million. The net market value loss at December 31, 2008 is reflective of the continued rise in market interest rates. The net unrealized loss on the AFS securities was $2.0 million at December 31, 2008.

Investment Securities Portfolio

(Years Ended December 31)

The carrying values of securities held to maturity at the dates indicated were as follows:

	2008	2007	2006
	(In thousands)

State and political subdivision obligations	$ --	$ 674	$ 1,229
Mortgage-backed securities	--	32	33
	$ --	$ 706	$ 1,262

The carrying values of securities available for sale at the dates indicated were as follows:

	2008	2007	2006
	(In thousands)

U.S. Government securities	$ --	$ 343	$ 1,465
State and political subdivision obligations	59,923	41,937	38,827
Mortgage-backed securities	111,284	72,914	74,343
Other securities	10,105	13,242	19,538
	$ 181,312	$ 128,436	$ 134,173

The following table indicates the increased return experienced by the Company during 2008 on a tax equivalent basis. Given the flattened yield curve, the 2008 purchasing strategy, for securities other than mortgage-backed securities, was focused on replacing called and matured securities with longer term municipal securities. Mortgage-backed securities, which make up 61.4% and 56.5% of the securities portfolio on December 31, 2008 and 2007, respectively, had an increase in overall balance of $38.4 million from $72.9 million at December 31, 2007 to December 31, 2008. The focus on mortgage-backed securities was in maintaining the maturity distribution and proportion with regard to the total securities portfolio without sacrificing yields. Securities with maturities greater than five years total $126.5 million, of which $68.9 million or 54.5% are mortgage-backed securities with a weighted average yield of 5.0%. The securities portfolio represents approximately 19.1% of the average earning assets of the Company. For that reason, it is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk. Secondarily, through the asset/liability process, the Company considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time.

Maturity Distribution and Yields of Investment Securities

Taxable-Equivalent Basis

(At December 31, 2008)

	Due in 1 year		Due after 1 year		Due after 5 years		Due after 10 years
	or less		through 5 years		through 10 years		and Equities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available for sale:
Mortgage backed securities	$ 10,619	4.72%	$ 31,719	4.89%	$ 24,710	4.97%	$ 44,236	5.02%	$ 111,284	4.94%
Other (2)	--	0.00%	--	0.00%	297	6.06%	3,856	3.67%	4,153	3.84%
Corporate preferred	--	0.00%	--	0.00%	--	0.00%	30	9.25%	30	9.25%
Total taxable	$ 10,619	4.72%	$ 31,719	4.89%	$ 25,007	4.98%	$ 48,122	4.92%	$ 115,467	4.91%
Tax-exempt securities (1)	50	8.41%	6,032	6.29%	22,619	6.69%	30,729	6.98%	59,430	6.80%
Total securities (3)	$ 10,669	5.97%	$ 37,751	5.11%	$ 47,626	5.79%	$ 78,851	5.72%	$ 174,897	5.55%

(1)	Yields on tax-exempt securities, which includes tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis assuming a federal tax rate of 34%.
(2)	Includes taxable obligations of states and political subdivisions.
(3)	Amounts exclude Federal Reserve Stock of $1,133,400 and Federal Home Loan Bank Stock of $5,282,100.

Other Earning Assets

The Company’s average investments in federal funds sold in 2008 were $7.6 million, an increase of $4.4 million from the 2007 amounts. Average investments in federal funds sold in 2007 were $3.2 million.

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

The following table is a summary of average deposits and average rates paid on those deposits:

Average Deposits and Rates Paid

(Years Ended December 31)

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Non-interest-bearing deposits	$ 114,466		$ 117,942		$ 127,943
Interest-bearing accounts:
Interest checking	188,886	1.99%	140,045	2.45%	141,160	2.33%
Regular savings	53,223	1.76%	52,167	1.96%	54,242	1.72%
Money market accounts	39,267	1.18%	54,558	1.13%	67,305	0.99%
Time deposits:
$ 100,000 and over	127,398	3.94%	118,964	5.01%	97,140	4.57%
Under $ 100,000	128,781	4.12%	86,083	4.38%	62,609	3.78%
Total interest-bearing deposits	$ 537,555	2.88%	$ 451,817	3.27%	$ 422,456	2.77%

Total	$ 652,021		$ 569,759		$ 550,399

Average total deposits increased 14.4% during 2008, 3.5% during 2007 and 12.0% during 2006. At December 31, 2008, the average balance of non-interest bearing deposits decreased 3.0%.

The average balance in interest checking and regular savings accounts increased 34.9% and 2.0%, respectively, during 2008. In March of 2004, Middleburg Bank developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank. The overall balance of this product was $48.1 million at December 31, 2008 and is partially reflected in interest bearing deposit and partially reflected in securities sold under agreement to repurchase amounts on the balance sheet. At December 31, 2008, $43.5 million was classified as an interest bearing deposit balance.

The Company will continue to focus on core deposit growth as the primary source of liquidity and stability. The Company offers individuals and small to medium-sized businesses a variety of deposit accounts, including demand and interest checking, money market, savings and time deposit accounts. During the second and third quarters of 2008, the Company returned to the brokered certificate of deposit market as an alternative to long-term borrowings. The new issuances, totaling $59.9 million and $38.7 million, respectively, have maturity dates ranging from three to five years. The Company had $107.5 million in brokered time deposits as of December 31, 2008.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2008:

Maturities of Certificates of Deposit of $100,000 and Greater

(At December 31, 2008)

Within	Three to	Six to	Over		Percent
Three	Six	Twelve	One		of Total
Months	Months	Months	Year	Total	Deposits
(In thousands)

$ 35,247	$ 22,957	$ 13,356	$ 62,277	$ 133,837	18.0%

Financial Instruments with Off-Balance-Sheet Risk and Credit Risk and Contractual Obligations

Middleburg Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and interest rate swaps. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement Middleburg Bank has in particular classes of financial instruments.

Middleburg Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Middleburg Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amount of Middleburg Bank’s exposure to off-balance-sheet risk as of December 31, 2008 and 2007 is as follows:

2008	2007
Financial instruments whose contract amounts
represent credit risk:	(In thousands)
Commitments to extend credit	$95,211	$97,390
Standby letters of credit	1,851	3,266

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Middleburg Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Middleburg Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not be drawn upon to the total extent to which Middleburg Bank is committed.

Standby letters of credit are conditional commitments issued by Middleburg Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Middleburg Bank holds certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments for which collateral is deemed necessary.

A summary of the Company’s contractual obligations at December 31, 2008 is as follows:

	Payment Due by Period
	(In thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$ 84,000	$ 49,000	$ 35,000	$ --	$ --
Operating Leases	30,830	1,827	3,777	3,761	21,465
Trust Preferred Capital Notes	5,155	--	--	--	5,155

Total Obligations	$ 119,985	$ 50,827	$ 38,777	$ 3,761	$ 26,620

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

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks. The regulatory capital standards categorize assets and off-balance sheet items into four categories that weigh balance sheet assets according to risk, requiring more capital for holding higher risk assets. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings. The Company had a ratio of total capital to risk-weighted assets of 11.5% and 12.6% at December 31, 2008 and 2007, respectively. The ratio of Tier 1 capital to risk-weighted assets was 10.3% and 11.6% at December 31, 2008 and 2007, respectively. Both ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

Analysis of Capital

(At December 31)

	2008	2007
	(Dollars in thousands)
Tier 1 Capital:
Common stock	$ 11,336	$ 11,316
Capital surplus	23,967	23,817
Retained earnings	43,555	43,773
Cumulative preferred stock in consolidated subsidiary	1,928	--
Trust preferred debt	5,000	5,000
Goodwill	(6,744)	(5,215)
Total Tier 1 capital	$ 79,042	$ 78,691
Tier 2 Capital:
Disallowed trust preferred	$ -	$ -
Allowance for loan losses	9,649	7,093
Total tier 2 capital	$ 9,649	$ 7,093
Total risk-based capital	$ 88,691	$ 85,784

Risk weighted assets	$ 771,478	$ 681,415

CAPITAL RATIOS:
Tier 1 risk-based capital ratio	10.3%	11.6%
Total risk-based capital ratio	11.5%	12.6%
Tier 1 capital to average total assets	8.4%	9.4%

As noted above, regulatory capital levels for the Company meet those established for well-capitalized institutions. While we are currently considered well-capitalized, we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

The Company’s core equity to asset ratio decreased to 8.4% at December 31, 2008, compared to 9.4% at December 31, 2007. The decrease is the result of asset growth of 17.1%, while core equity decreased 2.9% for the year ended December 31, 2008, when compared to 2007.

The primary source of funds for dividends paid by the Company to its shareholders is the dividends received from its subsidiaries. Federal regulatory agencies impose certain restrictions on the payment of dividends and the transfer of assets from the banking subsidiaries to the holding company. Historically, these restrictions have not had an adverse impact on the Company’s dividend policy.

On January 30, 2009, the Company entered into an agreement with the U.S. Department of Treasury, which is more fully described in “Note 23. Subsequent Events” of the Consolidated Financial Statements, pursuant to which the Company sold 22,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock and a Warrant to purchase 208,202 shares of the Company’s common stock at an initial exercise price of $15.85 per share for an aggregate purchase price of $22,000,000.

The preferred stock will qualify as tier 1 capital and represents a 27.8% and a 24.8% increase from the December 31, 2008 tier 1 and total risk-based capital amounts, respectively. The preferred stock will pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum.

Short-term Borrowings

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for Middleburg Bank. The Company has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $15.0 million. These lines of credit, which bear interest at prevailing market rates, permit the Company to borrow funds in the overnight market, and are renewable annually subject to certain conditions. Securities sold under agreements to repurchase include an interest bearing product that the Company has developed which integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank. This account is referred to as Tredegar Institutional Select. The overall balance of this product was $48.1 million at December 31, 2008, of which $4.7 million is included in securities sold under agreements to repurchase amounts on the balance sheet.

The following table shows the distribution of the Company’s short-term borrowings and the weighted-average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings as well as weighted-average interest rates for the last three years.

	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase	Short-term Borrowings
	(Dollars in Thousands)
At December 31:
2008	$ - -	$ 22,678	$ 40,944
2007	500	51,781	22,000
2006	- -	38,474	34,000

Weighted-average interest rate at year end:
2008	0.00%	0.48%	2.56%
2007	4.25%	3.29%	5.08%
2006	0.00%	4.34%	5.42%

Maximum amount outstanding at any month's end:
2008	$ - -	$ 58,688	$ 92,512
2007	1,000	55,736	97,400
2006	2,250	42,569	53,400

Average amount outstanding during the year:
2008	$ 397	$ 40,924	$ 44,983
2007	447	43,769	51,659
2006	860	36,838	34,795

Weighted-average interest rate during the year:
2008	2.77%	2.03%	4.42%
2007	5.59%	4.27%	5.47%
2006	5.12%	4.15%	5.26%

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions. These available lines total approximately $15 million, none of which were outstanding at December 31, 2008. Federal funds purchased during 2008 averaged $397,000 compared to an average of $447,000 during 2007. At December 31, 2008 and 2007, Middleburg Bank had $22.7 million and $51.8 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (“Repo Accounts”), with maturities of one day. The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000. These accounts include $4.7 million from the non-FDIC eligible portion of the Tredegar Institutional Select.

Middleburg Bank has a credit line in the amount of $279.3 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. Middleburg Bank has utilized the credit line for short-term funding throughout 2008 with an average balance of $12.2 million. Southern Trust Mortgage has a $50 million revolving line of credit and a $20 million temporary line of credit with a regional bank, which is primarily used to fund its mortgages held for sale. At December 31, 2008, these lines had an outstanding balance of $40.9 million and are included in total short-term borrowings.

At December 31, 2008, cash, interest-bearing deposits with financial institutions, federal funds sold, short-terms investments, securities available for sale, loans maturing within one year were 32.2% of total deposits and liabilities.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	changes in general economic and business conditions in the Company’s market area;
•	changes in banking and other laws and regulations applicable to the Company;
•	maintaining asset qualities;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changing trends in customer profiles and behavior;
•	changes in interest rates and interest rate policies;
•	maintaining cost controls as the Company opens or acquires new facilities;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	the ability to continue to attract low cost core deposits to fund asset growth;

•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Company;
•	maintaining capital levels adequate to support the Company’s growth; and
•	other factors described in Item 1A, “Risk Factors,” above.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings. ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk. The model prepared for December 31, 2008 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates. The following reflects the range of the Company’s net interest income sensitivity analysis during the fiscal years of 2008 and 2007 as compared to the 10% Board-approved policy limit.

Estimated Net Interest Income Sensitivity

Rate Change	December 31, 2008	December 31, 2007
+ 200 bps	(17.41%)	(3.31%)
- 200 bps	4.14%	1.79%

At the end of 2008, the Company’s final 2008 interest rate risk model indicated that in a rising rate environment of 200 basis points over a 12 month period net interest income could decrease by 17.4%. For the same time period, the final 2008 interest rate risk model indicated that, in a declining rate environment of 200 basis points over a 12 month period, net interest income could increase by 4.1%. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

Since December 31, 2007, the Company’s balance sheet has grown by $143.8 million. Deposit inflows, increased borrowings from the Federal Home Loan Bank and the reduction in the securities portfolio have provided the funding for the growth in the loan portfolios. Overall, Middleburg Bank continues to have minimal interest rate risks to either falling or rising interest rates. Based upon final 2008 simulation, Middleburg Bank could expect an average negative impact to net interest income of $5.1 million over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, based upon final 2008 simulation Middleburg Bank could expect an average positive impact to net interest income of $1.2 million over the next 12 months. A decline of 200 basis points is highly unlikely given the current interest rate environment.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2008 and 2007;
•	Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006;
•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006;
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006; and
•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. This evaluation did not include an assessment of the disclosure controls and procedures that are subsumed by, and did not include an assessment of, internal controls over financial reporting as it related to Southern Trust Mortgage.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures were effective, and that, except as describe below, there has been no change in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to effect the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation, integrity and fair presentation of the Company’s financial statements for the year ended December 31, 2008. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to insure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment did not include internal controls over financial reporting related to Southern Trust Mortgage, because this entity was consolidated during 2008 as a step acquisition. The total assets of Southern Trust Mortgage represented $50.7 million of the consolidated assets of Middleburg Financial Corporation. Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2008. Management’s assessment did not determine any material weakness within the Company’s internal control structure.

The financial statements for the year ended December 31, 2008 have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C. Personnel from that firm were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

Changes in Internal Control over Financial Reporting

At December 31, 2008, Southern Trust Mortgage operated under pre-consolidation systems of internal controls over financial reporting. Management’s assessment did not include internal controls over financial reporting of Southern Trust Mortgage. As a result of the step acquisition of Southern Trust Mortgage, management is evaluating the changes to processes, information technology systems and other components of internal control over financial reporting as part of its integration activities. There were no other changes in the internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In connection with the filing of this Annual Report on Form 10-K, Rodney J. White, the Company’s Vice President and Chief Accounting Officer, temporarily assumed the responsibilities of principal financial officer and will continue to perform those responsibilities until the Company hires a Chief Financial Officer. The Company is actively searching for a Chief Financial Officer to serve as its full-time principal financial officer.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors – Nominees for Election for Terms Expiring in 2010” and “ – Executive Officers Who Are Not Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “– Code of Ethics” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Corporate Governance and the Board of Directors – Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership – Security Ownership of Management” and “– Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Equity Compensation Plans” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G (3) of Form 10-K, the information contained under the heading “Executive Compensation – Transactions with Management” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approval Policies” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(3). Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated on January 22, 2009.

3.2

Articles of Amendment to the Articles of Incorporation of the Company, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, incorporated herein by reference.

3.3

Bylaws of the Company (restated in electronic format as of March 19, 2008), attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 1, 2008, incorporated herein by reference.

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

10.3	Middleburg Financial Corporation 2008 Performance Share Award Agreements.*

10.4	Middleburg Financial Corporation 2008 Restricted Share Award Agreements.*

10.5

Middleburg Financial Corporation 2006 Management Incentive Plan, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference .*

10.6

Employment Agreement, dated as of August 15, 2007, between the Company and Gary R Shook, attached as Exhibit 10.1 to the Current Report on Form 8-K, Registration No. 000-24159, filed with the Commission on August 21, 2007, incorporated herein by reference.*

10.7

Employment Agreement, dated as of September 17, 2007, between the Company and Arch A. Moore, III, attached as Exhibit 10.1 to the Current Report on Form 8-K, Registration No. 000-24159, filed with the Commission on September 20, 2007, incorporated herein by reference.*

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

(All signatures are included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date: March 16, 2009	By:/s/ Joseph L. Boling

Joseph L. Boling

Chairman of the Board and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph L. Boling	Chairman of the Board and Chief	March 16, 2009
Joseph L. Boling	Executive Officer and Director (Principal Executive Officer)
/s/ Rodney J. White	Vice President and Chief Accounting	March 16, 2009
Rodney J. White	Officer (Principal Financial and Accounting Officer)
/s/ Howard M. Armfield	Director	March 16, 2009
Howard M. Armfield
/s/ Henry F. Atherton, III	Director	March 16, 2009
Henry F. Atherton, III
/s/ Childs F. Burden	Director	March 16, 2009
Childs F. Burden

/s/ J. Lynn Cornwell, Jr.	Director	March 16, 2009
J. Lynn Cornwell, Jr.
/s/ J. Bradley Davis	Director	March 16, 2009
J. Bradley Davis
/s/ Alexander G. Green, III	Director	March 16, 2009
Alexander G. Green, III
/s/ Gary D. LeClair	Director	March 16, 2009
Gary D. LeClair
/s/ John C. Lee, IV	Director	March 16, 2009
John C. Lee, IV
Director
Keith W. Meurlin
/s/ Janet A. Neuharth	Director	March 16, 2009
Janet A. Neuharth
/s/ Gary R. Shook	Director and President	March 16, 2009
Gary R. Shook
/s/ James R. Treptow	Director	March 16, 2009
James R. Treptow
Director
Millicent W. West

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended and restated on January 22, 2009.

3.2

Articles of Amendment to the Articles of Incorporation of the Company, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, incorporated herein by reference.

3.3

Bylaws of the Company (restated in electronic format as of March 19, 2008), attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 1, 2008, incorporated herein by reference.

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

10.3	Middleburg Financial Corporation 2008 Performance Share Award Agreements.*

10.4	Middleburg Financial Corporation 2008 Restricted Share Award Agreements.*

10.5

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

MIDDLEBURG FINANCIAL CORPORATION

Middleburg, Virginia

FINANCIAL REPORT

DECEMBER 31, 2008

C O N T E N T S

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	2 and 3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of income	5
Consolidated statements of changes in shareholders' equity	6 and 7
Consolidated statements of cash flows	8 and 9
Notes to consolidated financial statements	10 - 51

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Middleburg Financial Corporation and subsidiaries

Middleburg, Virginia

We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2008 financial statements of Southern Trust Mortgage, LLC, a consolidated subsidiary, which statements reflect total assets and revenue constituting 5% and 23%, respectively, in 2008 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Southern Trust Mortgage LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting (excluding Southern Trust Mortgage LLC) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting.

Winchester, Virginia

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Middleburg Financial Corporation and subsidiaries

Middleburg, Virginia

We have audited Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Middleburg Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Southern Trust Mortgage, LLC from its assessment of internal control over financial reporting as of December 31, 2008, because it was not considered a consolidated subsidiary until May, 2008. We have also excluded Southern Trust Mortgage, LLC from our audit of internal control over financial reporting. Southern Trust Mortgage, LLC is a consolidated subsidiary whose total assets and revenue represent approximately 5% and 23%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Middleburg Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006 of Middleburg Financial Corporation and subsidiaries and our report dated March 16, 2009 expressed an unqualified opinion.

Winchester, Virginia

March 16, 2009

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2008 and 2007
(In Thousands, Except for Share Data)
Assets	2008		2007

Cash and due from banks	$23,980		$19,413
Interest-bearing deposits in banks	2,400		803
Federal funds sold	9,000		- -
Securities (fair value: 2008, $181,312; 2007, $129,146)	181,312		129,142
Loans held for sale	40,301		- -
Loans, net of allowance for loan losses of $10,020 in 2008
and $7,093 in 2007	662,375		638,692
Premises and equipment, net	22,987		20,639
Goodwill and identified intangibles	6,744		5,215
Other real estate owned	7,597		- -
Accrued interest receivable and other assets	28,495		27,496

Total assets	$985,191		$841,400

Liabilities and Shareholders' Equity

Liabilities
Deposits
Non-interest bearing demand deposits	$110,537		$119,556
Savings and interest-bearing demand deposits	300,006		238,992
Time deposits	334,239		230,221
Total deposits	$744,782		$588,769

Federal funds purchased	- -		500
Securities sold under agreements to repurchase	22,678		51,781
Short-term borrowings	40,944		22,000
Long-term debt	84,000		88,000
Subordinated notes	5,155		5,155
Committments and contingent liabilities	- -		- -
Accrued interest payable and other liabilities	9,636		7,291
Total liabilities	$907,195		$763,496

Minority interest in consolidated subsidiary	$2,319	$	- -

Shareholders' Equity
Common stock, par value, $2.50 per share; authorized, 20,000,000 shares;
issued and outstanding, 2008, 4,534,317 shares; 2007, 4,526,317 shares	$11,336		$11,316
Capital surplus	23,967		23,817
Retained earnings	43,555		43,773
Accumulated other comprehensive loss, net	(3,181)		(1,002)
Total shareholders' equity	$75,677		$77,904

Total liabilities and shareholders' equity	$985,191		$841,400

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except for Per Share Data)

	2008		2007		2006
Interest and Dividend Income
Interest and fees on loans	$48,088		$42,960		$38,161
Interest on investment securities:
Taxable	- -		2		2
Tax-exempt	4		49		82
Interest and dividends on securities available for sale:
Taxable	5,026		4,075		5,277
Tax-exempt	2,178		1,896		1,456
Dividends	321		447		362
Interest on deposits in banks	166		39		11
Interest on federal funds sold	139		160		47
Total interest and dividend income	$55,922		$49,628		$45,398
Interest Expense
Interest on deposits	$15,492	$	$ 14,797	$	$ 11,694
Interest on securities sold under agreements to repurchase	831		1,868		1,529
Interest on short-term borrowings	1,998		2,850		1,874
Interest on long-term debt	4,398		2,926		3,390
Total interest expense	$22,719		$22,441		$18,487
Net interest income	$33,203		$27,187		$26,911
Provision for loan losses	5,261		$1,786		499
Net interest income after provision for loan losses	$27,942		$25,401		$26,412
Other Income
Service charges on deposit accounts	$1,922		2,024		1,869
Trust and investment advisory fee income	3,737		4,355		4,114
Gains on loans held for sale	8,656		- -		- -
(Losses) on securities available for sale, net	(913)		(130)		(305)
Commissions on investment sales	433		535		554
Fees on mortgages held for sale	1,440		- -		- -
Equity in earnings of affiliate	- -		(303)		680
Other service charges, commissions and fees	545		595		608
Bank-owned life insurance	469		450		436
Other operating income	615		176		159
Total other income	$16,904		$7,702		$8,115
Other Expenses
Salaries and employees' benefits	$25,376		$13,557		$13,690
Net occupancy and equipment expense	5,826		3,300		3,024
Advertising	917		535		572
Computer operations	1,110		1,075		982
Other real estate owned	1,286		- -		- -
Other taxes	642		637		500
Impairment of equity investment	- -		5,012		- -
Other operating expenses	7,442		5,339		4,442
Total noninterest expenses	$42,599		$29,455		$23,210
Income before income taxes and minority interest in
consolidated subsidiary	$2,247		$3,648		$11,317
Income tax expense	(444)		(584)		(3,299)
Minority interest in losses of consolidated subsidiary	757		- -		- -
Net income	$2,560		$3,064		$8,018
Earnings per Share, basic	$0.57		$0.68		$1.94
Earnings per Share, diluted	$0.56		$0.67		$1.90

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Share and Per Share Data)

				Accumulated
				Other
				Compre-	Compre-
	Common	Capital	Retained	hensive	hensive
	Stock	Surplus	Earnings	Loss	Income	Total

Balance, December 31, 2005	$ 9,515	$ 5,431	$ 39,281	$ (751)		$ 53,476
Comprehensive income:
Net income – 2006	- -	- -	8,018	- -	$ 8,018	8,018
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax, $122)	- -	- -	- -	- -	236	- -
Reclassification adjustment (net of tax, $104)	- -	- -	- -	- -	201	- -
Change in fair value of derivatives for
interest rate swap (net of tax $70)	- -	- -	- -	- -	(136)	- -
Other comprehensive income (net of tax, $156)	- -	- -	- -	301	$ 301	301
Total comprehensive income	- -	- -	- -	- -	$ 8,319	- -
Adjustment to initially apply SFAS
No. 158 (net of tax, $288)	- -	- -	- -	(558)		(558)
Cash dividends – 2006 ($0.76 per share)	- -	- -	(3,160)	- -		(3,160)
Issuance of common stock (699,552 shares)	1,749	18,072	- -	- -		19,821
Balance, December 31, 2006	$ 11,264	$ 23,503	$ 44,139	$ (1,008)		$ 77,898
Comprehensive income:
Net income – 2007	- -	- -	3,064	- -	$ 3,064	3,064
Other comprehensive income net of tax:
Unrealized holding losses arising during the
period (net of tax, $54)	- -	- -	- -	- -	(104)	- -
Reclassification adjustment (net of tax, $44)	- -	- -	- -	- -	86	- -
Change in benefit obligation and plan
assets for defined benefit pension
plan (net of tax, $13)	- -	- -	- -	- -	24	- -
Other comprehensive income (net of tax, $3)	- -	- -	- -	6	$ 6	6
Total comprehensive income	- -	- -	- -	- -	$ 3,070	- -
Cash dividends – 2007 ($0.76 per share)	- -	- -	(3,430)	- -		(3,430)
Share-based compensation	- -	57	- -	- -		57
Issuance of common stock (20,712 shares)	52	257	- -	- -		309
Balance, December 31, 2007	$ 11,316	$ 23,817	$ 43,773	$ (1,002)		$ 77,904

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity
(Continued)
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Share and Per Share Data)

				Accumulated
				Other
				Compre-	Compre-
	Common	Capital	Retained	hensive	hensive
	Stock	Surplus	Earnings	Loss	Income	Total

Balance, December 31, 2007	$ 11,316	$ 23,817	$ 43,773	$ (1,002)		$ 77,904
Comprehensive income:
Net income – 2008	- -	- -	2,560	- -	$ 2,560	2,560
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $742)	- -	- -	- -	- -	(1,440)	-
Reclassification adjustment (net of tax, $311)	- -	- -	- -	- -	602	- -
Change in benefit obligation and plan
assets for defined benefit pension
plan (net of tax $691)	- -	- -	- -	- -	(1,341)	- -
Other comprehensive loss (net of tax, $1,122)	- -	- -	- -	(2,179)	$ (2,179)	(2,179)
Total comprehensive income	- -	- -	- -	- -	$ 381	- -
Cash dividends – 2008 ($0.57 per share)	- -	- -	(2,586)	- -		(2,586)
Reduction due to change in pension measurement date	- -	- -	(192)	- -		(192)
Share-based compensation	- -	64	- -	- -		64
Issuance of common stock (8,000 shares)	20	86	- -	- -		106
Balance, December 31, 2008	$ 11,336	$ 23,967	$ 43,555	$ (3,181)		$ 75,677

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006
Cash Flows from Operating Activities
Net income	$2,560	$3,064	$8,018
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,557	1,215	1,138
Amortization	523	545	610
Equity in undistributed earnings of affiliate	- -	592	351
Minority interest in losses of consolidated subsidiary	(757)	- -	- -
Impairment of equity investment	- -	5,012	- -
Provision for loan losses	5,261	1,786	499
Net loss on securities available for sale	913	130	305
Net loss on sale and disposal of assets	15	341	47
Discount accretion and premium amortization
on securities, net	136	(25)	22
Deferred income tax benefit	(1,599)	(2,320)	(484)
Origination of loans held for sale	(636,138)	- -	- -
Proceeds from sales of loans held for sale	643,744	- -	- -
Net (gains) on mortgages held for sale	(8,656)	- -	- -
Net loss on sale other real estate owned	653	- -	- -
Share-based compensation	64	57	- -
Changes in assets and liabilities:
(Increase) in other assets	(791)	(446)	(546)
Increase in other liabilities	773	666	1,656
Net cash provided by operating activities	$8,258	$10,617	$11,616

Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns
and calls of investment securities	$155	$557	$785
Proceeds from maturity, principal paydowns
and calls of securities available for sale	16,324	24,729	22,994
Proceeds from sale of investment securities	526	- -	- -
Proceeds from sale of securities
available for sale	63,589	16,865	25,092
Purchase of securities available for sale	(135,082)	(35,991)	(34,068)
Proceeds from sale of equipment	- -	3	- -
Purchases of bank premises and equipment	(3,719)	(3,769)	(958)
Proceeds from sale of other real estate owned	195	- -	- -
Net (increase) in loans	(14,036)	(75,728)	(44,738)
Investment by minority interest in consolidated subsidiary	376	- -	- -
Proceeds from consolidation of subsidiary	1,616	- -	- -
Purchase of bank-owned life insurance	- -	(485)	- -
Net cash (used in) investing activities	$(70,056)	$(73,819)	$(30,893)

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Continued)
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

		2008		2007		2006
Cash Flows from Financing Activities
Net increase (decrease) in noninterest-bearing and interest-
bearing demand deposits and savings accounts		$51,995		$(20,500)		$(23,163)
Net increase in certificates of deposit		104,018		38,670		42,330
Increase (decrease) in securities sold under agreements
to repurchase		(29,103)		13,307		4,157
Net increase (decrease) in federal funds purchased		(500)		500		- -
Proceeds from short-term borrowings		907,861		421,500		328,975
Payments on short-term borrowings		(949,974)		(433,500)		(319,075)
Proceeds from long-term debt		16,000		63,000		- -
Payments on trust preferred capital notes		- -		- -		(10,310)
Payments on long-term debt		(20,000)		(15,000)		(17,500)
Net proceeds from issuance of common stock		106		309		19,821
Cash dividends paid		(3,441)		(3,424)		(3,027)
Net cash provided by financing activities		$76,962		$64,862		$22,208

Increase in cash and and cash equivalents		$15,164		$1,660		$2,931

Cash and Cash Equivalents
Beginning		20,216		18,556		15,625

Ending		$35,380		$20,216		$18,556

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors		$16,854		$14,109		$12,354
Interest paid on short-term obligations		2,290		4,740		1,890
Interest paid on long-term debt		4,452		2,622		3,497
		$23,596		$21,471		$17,741

Income taxes		$1,315		$3,510		$3,857

Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized loss on securities available for sale		$(1,269)		$(28)		$(664)
Change in market value of interest rate swap	$	- -	$	- -		$(206)
Change in benefit obligation and plan assets for
defined benefit pension plan		$(2,032)		$(37)	$	- -
Transfer of loans to other real estate owned		$7,644	$	- -	$	- -

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Middleburg Financial Corporation’s (the “Company”) banking subsidiary, Middleburg Bank, grants commercial, financial, agricultural, residential and consumer loans to customers principally in Loudoun County, Fauquier County and Fairfax County, Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Middleburg Trust Company and Middleburg Investment Advisors, Inc., non-banking subsidiaries of Middleburg Financial Corporation, offer a comprehensive range of fiduciary and investment management services to individuals and businesses. Middleburg Financial Corporation has a controlling interest in Southern Trust Mortgage LLC, which originates and sells mortgages secured by personal residences primarily in the southeastern United States.

The accounting and reporting policies of the Company conform to U. S. generally accepted accounting principles and to accepted practice within the banking industry.

Principles of Consolidation

The consolidated financial statements of Middleburg Financial Corporation and its wholly owned subsidiaries, Middleburg Bank, Middleburg Investment Group, Inc., Middleburg Trust Company, Middleburg Investment Advisors, Inc. and Middleburg Bank Service Corporation include the accounts of all companies. Also, included in the consolidation are Southern Trust Mortgage LLC and MFC Capital Trust II. The issued and outstanding interest of Southern Trust Mortgage not held by the Company is reported as Minority Interest in Consolidated Subsidiary. FASB Interpretation No. 46R requires that the Company no longer eliminate through consolidation the equity investment in MFC Capital Trust II, which approximated $155,000 at December 31, 2008 and 2007, respectively. The subordinate debt of the trust preferred entity is reflected as a liability of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard and that have been classified as impaired. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. The fair value of mortgage loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality and fair value of loans committed at year end.

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

Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increase in cash surrender value is recorded as noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as noninterest income.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income.

Trust Company Assets

Securities and other properties held by the Trust Company in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and non-vested restricted stock awards, and are determined using the treasury stock method.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold and purchased for one-day periods.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangibles assets, pension plan assumptions and the valuation of financial instruments.

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

Derivative Financial Instruments

As part of the Company’s asset/liability management, the Company has used interest rate swaps to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. Swaps are accounted for on the “accrual” method. Under that method, the interest component associated with the contract is recognized over the life of the contract in net interest income.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to current year provisions.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Stock-Based Employee Compensation Plan

At December 31, 2008, the Company had a stock-based employee compensation plan which is described more fully in Note 8. The Company adopted SFAS No. 123R (revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity instruments issued. The Company recognized $64,000 and $57,000 in compensation expense during 2008 and 2007, respectively, as a result of partially vested stock grants. There was no expense recognized in 2006.

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

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

Note 2.	Securities

The Company had no securities being held to maturity as of December 31, 2008. Amortized costs and fair values of securities being held to maturity as of December 31, 2007 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
2007
(In Thousands)
Obligations of states and
political subdivisions	$ 674	$ 4	$ - -	$ 678
Mortgage-backed securities	32	- -	- -	32
	$ 706	$ 4	$ - -	$ 710

Amortized costs and fair values of securities available for sale as of December 31, 2008 and 2007, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	2008
	(In Thousands)
Obligations of states and
political subdivisions	$ 64,251	$ 241	$ (4,569)	$ 59,923
Mortgage-backed securities	109,104	2,372	(192)	111,284
Corporate preferred stock	39	- -	(9)	30
Restricted securities	6,416	- -	- -	6,416
Other	3,480	1,211	(1,032)	3,659
	$ 183,290	$ 3,824	$ (5,802)	$ 181,312

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
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

The amortized cost and fair value of securities available for sale as of December 31, 2008, by contractual maturity are shown below. Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$ 49	$ 50
Due after one year through five years	6,399	6,032
Due after five years through 10 years	24,302	22,871
Due after 10 years	33,501	30,970
Mortgage-backed securities	109,104	111,284
Corporate preferred	39	30
Restricted stock	6,416	6,416
Other	3,480	3,659
	$ 183,290	$ 181,312

Proceeds from sales of securities during 2008, 2007 and 2006 were $64,115,000, $16,865,000 and $25,092,000, respectively. Gross gains of $822,000, $0 and $1,000 and gross losses of $169,000, $130,000 and $306,000 were realized on those sales, respectively. Additionally, $1,566,000 in losses were recognized for an impaired security in 2008. The tax benefit applicable to these net realized losses amounted to $310,000, $44,000 and $104,000, respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $120,900,000 and $113,661,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, investments in an unrealized loss position that are temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2008	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(In thousands)
Obligations of states
and political subdivisions	43,843	(3,918)	4,439	(651)	48,282	(4,569)
Mortgage-backed
securities	19,085	(125)	3,420	(67)	22,505	(192)
Corporate preferred stock	30	(9)	- -	- -	30	(9)
Other	1,710	(793)	453	(239)	2,163	(1,032)
Total temporarily
impaired securities	$ 64,668	$ (4,845)	$ 8,312	$ (957)	$ 72,980	$ (5,802)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2007	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(In thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 125	$ (1)	$ 99	$ (1)	$ 224	$ (2)
Obligations of states
and political subdivisions	,745	(481)	880	(7)	16,625	(488)
Mortgage-backed
securities	- -	- -	45,986	(1,169)	45,986	(1,169)
Corporate preferred stock	- -	- -	78	(1)	78	(1)
Other	5,044	(8)	49	(1)	5,093	(9)
Total temporarily
impaired securities	$ 20,914	$ (490)	$ 47,092	$ (1,179)	$ 68,006	$ (1,669)

Certain of the other debt securities are related to corporate securities and are accounted for under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests that Continue to Be Held by a Tranferor in Securitized Financial Assets. For investments within the scope of EITF 99-20 at acquisition, the Company evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Company considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information. At December 31, 2008, the Company concluded that no adverse change in cash flows occurred during the quarter.

The Company analyzed the cash flow characteristics of these securities. Based on this analysis and because the Company has the intent and ability to hold these securities until recovery of fair value, which may be at maturity; and, for investments within the scope of EITF 99-20, determined that there was no adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other-than-temporarily impaired at December 31, 2008. However, there is a risk that this review could result in recognition of other-than-temporary impairment charges in the future.

As of December 31, 2008, management does not believe any unrealized loss represents an other-than-temporary impairment. The unrealized losses at December 31, 2008 were primarily interest rate-related.

Of the temporarily impaired securities, 80 are investment grade, three are speculative grade and two are non-rated. Obligations of states and political subdivisions make up the largest amount of temporarily impaired securities. The three speculative grade securities are asset backed securities that are collateralized by trust preferred issuances of financial institutions. One of the non-rated securities is issued by a local municipality. As a result of this investment, the Company receives credit under the Community Reinvestment Act. The other non-rated security is issued by a bank holding company and has a carrying value of $130,000 and an unrealized loss of $9,000. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability and intent to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently and managed to provide an overall positive impact to the Company’s consolidated statements of income and the consolidated financial statements. The Company has identified one other than temporarily impaired security within its portfolio and has elected to recognize decreases in the fair market value of the security through earnings. During the year ended December 31, 2008, the Company recognized a loss of $1.6 million.

Note 3.	Loans, Net

The consolidated loan portfolio was composed of the following:

	December 31,
	2008	2007
	(In Thousands)
Mortgage loans on real estate:
Construction	$ 106,063	$ 96,542
Secured by farmland	2,522	2,477
Secured by 1-4 family residential	271,896	251,827
Other real estate loans	228,755	228,218
Commercial loans	44,195	46,481
Consumer loans	18,801	19,586
All other loans	163	654
Total loans	$ 672,395	$ 645,785
Less: Allowance for loan losses	10,020	7,093
Net loans	$ 662,375	$ 638,692

The company had $40.3 million in mortgages held for sale at December 31, 2008.

Note 4.	Allowance for Loan Losses

	2008	2007	2006
	(In Thousands)

Balance, beginning	$ 7,093	$ 5,582	$ 5,143
Southern Trust Mortgage consolidation	1,238	- -	- -
Provision charged to operating expense	5,261	1,786	499
Recoveries added to the allowance	47	64	52
Loan losses charged to the allowance	(3,619)	(339)	(112)
Balance at the end of the period	$ 10,020	$ 7,093	$ 5,582

At December 31, 2008, 2007 and 2006, loans that are impaired are as follows:

	2008	2007	2006
(In Thousands)

Impaired loans for which,
an allowance has been provided	$ 11,339	$ 5,127	$ 80
no allowance has been provided	12,052	2,812	-
Total impaired loans	$ 23,391	$ 7,939	$ 80

Allowance provided for impaired loans,
included in the allowance for loan losses	$ 1,006	$ 459	$ 20
Average balance of impaired loans	$ 23,530	$ 7,419	$ 80

Interest income recognized	$ 1,344	$ 482	$ 5

The Company had $2.0 million, $2.0 million and $0 in non-accrual loans excluded from the impaired loan disclosure under SFAS No. 114 at December 31, 2008, 2007 and 2006, respectively. If interest on these loans had been accrued, such income would have approximated $156,000, $77,000 and $0 as of December 31, 2008, 2007 and 2006, respectively. There were $540,000, $30,000 and $19,000 in loans 90 days past due and still accruing interest on December 31, 2008, 2007 and 2006, respectively.

Note 5.	Premises and Equipment, Net

Premises and equipment consists of the following:

	2008	2007
	(In Thousands)

Land	$ 2,379	$ 2,379
Facilities	17,078	13,608
Furniture, fixtures and equipment	11,360	8,527
Construction in progress and deposits
on equipment	3,871	5,341
	$ 34,688	$ 29,855
Less accumulated depreciation	11,701	9,216
	$ 22,987	$ 20,639

Depreciation expense was $1,557,000, $1,215,000 and $1,138,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2008, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

2009	$ 1,827
2010	1,871
2011	1,906
2012	1,866
2013	1,895
Thereafter	21,465
$ 30,830

Rent expense was $1,601,000, $802,000 and $684,000 for the years ended December 31, 2008, 2007 and 2006 respectively.

Note 6.	Deposits

The Company has developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank. The overall balance of this product was $48.1 million and $41.9 million at December 31, 2008 and 2007, respectively, and is partially reflected in the interest-bearing demand deposits and partially reflected in securities sold under agreements to repurchase amounts on the balance sheet.

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $133,837,000 and $134,927,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities of time deposits (in thousands) are as follows:

2009	$ 172,485
2010	94,117
2011	31,698
2012	19,554
2013	16,385
$ 334,239

At December 31, 2008 and 2007, overdraft demand deposits reclassified to loans totaled $163,000 and $654,000, respectively.

At December 31, 2008, one depositor, with $40 million, had over 5% of the total deposits at Middleburg Bank.

Middleburg Bank obtains certain deposits through the efforts of third-party brokers. At December 31, 2008 and 2007, brokered deposits totaled $107.5 million and $39.4 million, respectively, and were included in time deposits on the Company’s financial statements.

Note 7.	Borrowings

The Company has a $279,250,000 line of credit with the Federal Home Loan Bank of Atlanta available for short and long-term borrowings. Advances on the line are secured by all of the Company’s first lien residential real estate loans on one-to-four unit single-family dwellings, home equity lines of credit and by eligible commercial real estate loans. As of December 31, 2008, the book value of these loans totaled approximately $322,682,000. The amount of the available credit is limited to seventy five percent of qualifying collateral for the first lien residential real estate loans, fifty percent of qualifying home equity lines of credit and fifty percent of the eligible commercial real estate loans. Any borrowings in excess of the qualifying collateral requires pledging of additional assets.

At December 31, 2008, the Company had no short-term advances outstanding from the Federal Home Loan Bank. At December 31, 2007, the Company had short-term advances outstanding from the Federal Home Loan Bank of $22,000,000. The weighted average interest rate on short-term advances at December 31, 2007 was 4.69%. Southern Trust Mortgage has a $50 million revolving line of credit and a $20 million temporary line of credit with a regional bank, which is headquartered Alabama, that is primarily used to fund its mortgages held for sale. At December 31, 2008, these lines had an outstanding balance of $40,944,000 and are included in total short-term borrowings. The lines of credit are based on the London Inter-Bank Offered Rate (“LIBOR”). The weighted average interest rate on Southern Trust Mortgage’s lines of credit at December 31, 2008 was 4.95%.

Southern Trust Mortgage also has a $5.0 million line of credit with Middleburg Bank, of which $4.3 million was outstanding at December 31, 2008. The line of credit is eliminated in the consolidation process and is not reflected in the consolidated financial statements of the Company.

The Company’s long-term debt with the Federal Home Loan Bank of $84,000,000 at December 31, 2008 matures through 2010. During 2008, the interest rate ranged from 2.47% to 4.93% and the weighted average rate was 4.33%. The Company’s long-term debt with the Federal Home Loan Bank was $88,000,000 at December 31, 2007. The weighted average interest rate on long-term debt at December 31, 2007 was 4.59%.

The contractual maturities of the Company’s long-term debt are as follows:

2008
(In Thousands)

Due in 2009	$ 49,000
Due in 2010	35,000
$ 84,000

The Company has an additional $15 million in lines of credit available from other institutions at December 31, 2008.

Note 8.	Stock-Based Compensation Plan

The Company sponsored one stock-based compensation plan, the 2006 Equity Compensation Plan, which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units. The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan. Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company. The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company granted 9,051 restricted stock awards (non-vested shares) in June 2008 and 12,881 performance stock awards (non-vested shares) in December 2008. The requisite service period for the awards is three years. For the year ended December 31, 2008, the Company recorded $29,000 in compensation expense related to the 2008 grants. For the year ended December 31, 2008, the Company recorded $35,000 for restricted stock awarded in 2007. In 2007, the company recorded $57,000 in compensation expense for of restricted stock awards.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at December 31, 2008.

		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning	7,016	$ 32.30
of year
Granted	21,932	17.51
Vested	(877)	32.30
Forfeited	(1,391)	24.69
Non-vested at end of period	26,680	$ 20.54	$ 389,000

The weighted average remaining contractual term for non-vested grants at December 31, 2008 was 2.4 years. The weighted average grant-date fair value of restricted stock awarded during the year ended December 31, 2008 was $17.51. As of December 31, 2008, there was $471,000 of total unrecognized compensation expense related to the non-vested awards under the 2006 Equity Compensation Plan.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at December 31, 2007.

		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning	--	$ --
of year
Granted	7,948	32.30
Vested	--	--
Forfeited	(932)	32.30
Non-vested at end of period	7,016	$ 32.30	$ 149,581

The following table summarizes options outstanding under the 1997 Stock Incentive Plan at the end of the reportable periods. The weighted average remaining contractual term for options outstanding and exercisable at December 31, 2008 was 2.9 years

Options outstanding at December 31, 2008, 2007 and 2006 are summarized as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at
beginning of year	166,380	$ 19.41	186,880	$ 18.52	211,105	$ 17.74
Exercised	(8,000)	11.75	(20,000)	10.63	(23,000)	11.75
Forfeited	- -	- -	(500)	37.00	(1,225)	12.38
Outstanding at end
of year	158,380	$ 19.80	166,380	$ 19.41	186,880	$ 18.52
Options exercisable
at year end	158,380	$ 19.80	166,380	$ 19.41	186,880	$ 18.52

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $34,000, $216,000 and $469,000, respectively. There was no aggregate intrinsic value of options outstanding at December 31, 2008. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The Company recognized a tax benefit of $12,000, $72,000 and $22,000 due to the exercise of stock options in 2008, 2007 and 2006, respectively.

As of December 31, 2008, options outstanding and exercisable are summarized as follows:

Range of	Options	Remaining
Exercise	Outstanding	Contractual
Prices	and Exercisable	Life

$10.63	13,950	2.0
12.38	3,930	0.8
12.38	40,000	1.0
22.00	34,000	4.3
22.75	55,000	3.3
37.00	3,500	4.8
39.40	8,000	5.1
$10.63 - $39.40	158,380	2.9

Note 9.	Employee Benefit Plans

The Company has a noncontributory, defined benefit pension plan covering substantially all full-time employees of Middleburg Bank, Middleburg Trust Company and Middleburg Investment Advisors. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. Information about the plan follows:

	2008	2007	2006
	(In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$ 5,965	$ 5,052	$ 4,014
Service cost	1,013	742	675
Interest cost	463	302	241
Actuarial loss (gain)	(31)	143	133
Benefits paid	(271)	(274)	(11)
Benefit obligation, end of year	$ 7,139	$ 5,965	$ 5,052

Change in Plan Assets
Fair value of plan assets, beginning of year	$ 4,961	$ 4,683	$ 4,343
Actual return on plan assets	(1,540)	552	351
Employer contributions	331	- -	- -
Benefits paid	(271)	(274)	(11)
Fair value of plan assets, ending	$ 3,481	$ 4,961	$ 4,683

Funded Status, recognized as accrued benefit
cost included in other liabilities	$ (3,658)	$ (1,004)	$ (369)

Amounts Recognized in Accumulated
Other Comprehensive Loss
Net loss	$ 3,034	$ 1,008	$ 1,049
Prior service costs	(193)	(195)	(195)
Net obligation at transition	- -	(4)	(8)
Deferred income tax benefit	(966)	(275)	(288)
Total amount recognized in accumulated
other comprehensive loss	$ 1,875	$ 534	$ 558

The accumulated benefit obligation for the defined benefit pension plan was $5,127,000, $4,115,000 and $3,673,000 at December 31, 2008, 2007 and 2006, respectively.

	2008	2007	2006
	(In Thousands)
Components of Net Periodic
Benefit Cost
Service cost	$ 810	$ 742	$ 675
Interest cost	371	302	241
Expected return on plan assets	(438)	(396)	(369)
Amortization of prior service cost	(1)	(1)	(1)
Amortization of net obligation at transition	(4)	(4)	(4)
Recognized net actuarial loss	23	29	26
Net periodic benefit cost	$ 761	$ 672	$ 568

Other Change in Plan Assets and Benefit
Obligations Recognized in Accumulated Other
Comprehensive (Income) Loss
Net (gain) loss	$ 2,027	$ (42)	$ 1,049
Prior service costs	- -	- -	(195)
Amortization of prior service cost	1	1	- -
Net obligation at transition	- -	- -	(8)
Amortization of net obligation at transition	4	4	- -
Deferred income tax expense (benefit)	(691)	13	(288)
Total recognized in other comprehensive (income) loss	$ 1,341	$ (24)	$ 558
Total recognized in net periodic benefit costs
and other comprehensive loss	$ 2,102	$ 648	$ 1,126

Adjustment to Retained Earnings Due to
Change in Measurement Date
Service cost	$ 202
Interest cost	93
Expected return on plan assets	(109)
Recognized net actuarial loss	6
Net periodic benefit cost	$ 192	N/A	N/A

Weighted-Average Assumptions for Benefit	2008	2007	2006
Obligations
Discount rate	6.25%	6.00%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Weighted-Average Assumptions for Net Periodic	2008	2007	2006
Benefit Costs
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

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

Discount Rate

The process used to select the discount rate assumption under SFAS 87 takes into account the benefit cash flow and the segment yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow. A single effective discount rate, rounded to the neared 0.25%, is then established that produces an equivalent discounted present value.

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2008 and September 30, 2007, by asset category are as follows:

	December 31,	September 30,
	2008	2007

Mutual funds - fixed income	32%	35%
Mutual funds - equity	63%	60%
Cash and equivalents	5%	5%
Total	100%	100%

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

The Company plans to contribute $784,000 to its pension plan in January 2009. The Company does not expect to contribute additional funds to its pension plan in 2009.

Estimated future benefit payments (in thousands), which reflect expected future service, as appropriate, are as follows:

2009	$ 182
2010	190
2011	248
2012	268
2013	271
2014-2018	1,866

401(k) Plan

The Company has a 401(k) plan whereby a majority of employees participate in the plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the plan. Matching contributions vest to the employee equally over a five-year period. For the years ended December 31, 2008, 2007 and 2006, expense attributable to the plan amounted to $233,000, $210,000 and $202,000, respectively.

Deferred Compensation Plans

Two deferred compensation plans were adopted for the CEO, the President and one Executive Officer of the Company. Benefits are to be paid in monthly installments commencing at retirement and ending upon the death of the officer. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits would be reduced. The deferred compensation expense for 2008, 2007 and 2006, based on the present value of the retirement benefits, was $175,000, $382,000 and $303,000, respectively. The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to help meet the costs of the obligations.

Note 10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2005.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the consolidated financial statements. The Company believes it is more likely than not that the benefit of deferred tax assets will be realized. Consequently, no valuation allowance for deferred tax assets is deemed necessary at December 31, 2008 and 2007 in view of certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$ 2,746	$ 2,412
Deferred compensation	565	472
Investment in affiliate	1,501	1,190
Accrued pension costs	912	229
Securities available for sale	673	241
Other real estate owned	290	- -
Other	865	274
	$ 7,552	$ 4,818
Deferred tax liabilities:
Deferred loan fees, net	$ 334	$ 318
Property and equipment	348	351
	$ 682	$ 669

Net deferred tax assets	$ 6,870	$ 4,149

The provision for income taxes charged to operations for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006
	(In Thousands)

Current tax expense	$ 2,043	$ 2,904	$ 3,783
Deferred tax benefit	(1,599)	(2,320)	(484)
	$ 444	$ 584	$ 3,299

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2008, 2007 and 2006, due to the following:

	2008	2007	2006
	(In Thousands)

Computed "expected" tax expense	$ 1,021	$ 1,240	$ 3,848
(Decrease) in income taxes
resulting from:
Tax-exempt interest income	(663)	(589)	(498)
Other, net	86	(67)	(51)
	$ 444	$ 584	$ 3,299

Note 11.	Related Party Transactions

The Company’s subsidiary bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the subsidiary bank for loans totaling $5,419,000 and $4,199,000 at December 31, 2008 and 2007, respectively. During 2008, total principal additions were $8,125,000 and total principal payments were $6,905,000. These same persons and firms had accounts with the subsidiary bank for deposits totaling $6,143,000 and $8,844,000 at December 31, 2008 and 2007, respectively.

Note 12.	Contingent Liabilities and Commitments

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate any material loss as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance-sheet risk.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2008 and 2007, the aggregate amount of daily average required reserves was approximately $1,022,000 and $175,000, respectively.

Note 13.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2008		2007		2006
		Per		Per		Per
		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount

Earnings per share, basic	4,528,073	$ 0.57	4,506,251	$ 0.68	4,131,931	$ 1.94

Effect of dilutive securities:
Stock options	26,362		71,943		91,513

Earnings per share, diluted	4,554,435	$ 0.56	4,578,194	$ 0.67	4,223,444	$ 1.90

In 2008, 2007 and 2006, stock options representing 100,500 shares, 11,500 shares and 12,000 shares, respectively, were not included in the calculation of earnings per share because they would have been antidilutive.

Note 14.	Retained Earnings

Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. Federal regulations limit the payment of dividends to the sum of a bank’s current net income and retained net income of the two prior years. During the year ended December 31, 2008, the Company required and received approval from federal and state regulatory authorities to transfer amounts in the excess of dividend restrictions.

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

A summary of the contract amount of the Company's exposure to off-balance-sheet risk as of December 31, 2008 and 2007 is as follows:

	2008	2007
	(In Thousands)
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$ 95,211	$ 97,390
Standby letters of credit	1,851	3,266

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

Changes in the fair value of the interest rate swap designated as a hedging instrument of the variability of cash flows associated with the long-term debt are reported in other comprehensive income. This amount is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on floating-rate debt obligation affected earnings. Because there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company assumes no ineffectiveness in the hedging relationship. At December 31, 2008 the Company was not engaged in an interest rate swap.

The Company has approximately $12,987,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2008.

Note 16.	Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS No. 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB issued Staff Position No. 157-2 (FSP No. 157-2) which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-2 defers the effective date of SFAS No. 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Company has only partially applied SFAS No. 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles.

In October of 2008, the FASB issued Staff Position No. 157-3 (FSP No. 157-3) to clarify the application of SFAS No. 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS No. 157 based on these two types of inputs are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:

Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

Level III:

Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the consolidated financial statements:

Securities available for sale

With the exception of floating rate trust preferred securities, fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Certain other securities consist of collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUPS). The market for these securities at December 31, 2008 is not active and markets for similar securities are also not active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined fair values for floating rate trust preferred securities using a discounted cash flow technique. This approach maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs which the Company believes will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates. The TRUPS will be classified within Level III of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

The Company utilized an independent third-party vendor to assist in the valuation process for these TRUPS. Cash flows are estimated based upon the contractual cash flows of each instrument. The discount rate utilized in the calculation is based on the spread to the swap curve for a single-issuer, investment grade bank trust preferred issue for which actual trades can be observed plus or minus a ratings-based adjustment for credit quality. At December 31, 2008, the discount margin (before adjustment) was 423 basis points. A ratings based adjustment which ranged from -50 basis points for a AAA rated security to 550 basis points for a CC rated security is then added to the discount margin. The Company did not assume any prepayments for the next five years, followed by a 20% conditional prepayment rate for one year and then 5% thereafter. All deferrals and defaults were treated the same with 100% loss severity. The Company also assumed that additional deferrals would occur over the next 2 years in an amount which would bring the cumulative defaults to 20%. These were the key assumptions utilized in calculating discounted cash flows for fair value disclosures.

Securities identified in Note 2 as Restricted Securities, including stock in the Federal Home Loan Bank of Atlanta (FHLB) and the Federal Reserve Bank (FRB), are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

Fair Value Measurements at December 31, 2008 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level I)	(Level II)	(Level III)
(in thousands)
Assets:
Securities	$ 174,896	$ -	$ 166,866	$ 8,030

The table below presents a reconciliation and statements of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the year ended December 31, 2008:

Available for Sale Securities
(In Thousands)

Balance, December 31, 2007	$ -
Total realized and unrealized gains (losses):
Included in earnings	-
Included in other comprehensive income	1,266
Purchases, sales, issuances and settlements, net	-
Transfers in and (out) of Level III	6,764
Balance December 31, 2008	$ 8,030

The following table summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31, 2008, for Level III assets and liabilities that are still held at December 31, 2008.

Available for Sale Securities
(In Thousands)

Net unrealized gain on securities	1,266
Total	$ 1,266

Certain financial assets and certain financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or impairment of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2008. Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level II). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level III. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level III). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level II)	(Level III)
(in thousands)
Assets:
Impaired loans	$ 23,391	$ -	$ 11,339	$ 12,052
Mortgages held for sale	$ 40,276	$ -	$ 40,276	$ -

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

For those cash equivalents, the carrying amount is a reasonable estimate of fair value.

Securities

For securities held for investment purposes, fair values are based on quoted market prices or matrix pricing. The carrying value of restricted stock approximates fair value based on the redemption provisions of the applicable entities.

Loans, Net and Loans Held for Sale

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair values.

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. For all other deposits, the fair value is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

Long-Term and Subordinated Debt

For variable rate long-term debt, fair values are based on carrying values. For fixed rate debt, fair values are estimated based on observable market prices and discounted cash flow analysis using interest rates for borrowings of similar remaining maturities and characteristics. The fair values of the Company's Subordinated Debentures are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2008 and 2007, the fair values of loan commitments and standby letters of credit were deemed immaterial, therefore they have not been included in the table below.

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$ 35,380	$ 35,380	$ 20,216	$ 20,216
Securities	181,312	181,312	129,142	129,146
Loans and loans held for sale	702,676	710,347	638,692	664,097
Accrued interest receivable	3,800	3,800	3,396	3,396

Financial liabilities:
Deposits	$ 744,782	$ 738,156	$ 588,769	$ 575,089
Federal funds purchased	-	-	500	500
Securities sold under agreements
to repurchase	22,678	22,678	51,781	51,781
Short-term debt	40,944	40,944	22,000	22,000
Long-term debt	84,000	84,298	88,000	90,757
Trust preferred capital notes	5,155	5,155	5,155	5,159
Accrued interest payable	2,153	2,153	2,728	2,728

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

The Company, on a consolidated basis, and Middleburg Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Middleburg Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Middleburg Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Middleburg Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2008 and 2007, that the Company and Middleburg Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Reserve Bank categorized Middleburg Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company’s and Middleburg Bank’s actual capital amounts and ratios are also presented in the following table.

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2008:
Total Capital (to Risk
Weighted Assets):
Consolidated	$ 88,691	11.5%	$ 61,698	8.0%	N/A	N/A
Middleburg Bank	$ 86,929	11.3%	$ 61,543	8.0%	$ 76,928	10.0%
Tier 1 Capital (to Risk
Weighted Assets):
Consolidated	$ 79,042	10.3%	$ 30,846	4.0%	N/A	N/A
Middleburg Bank	$ 77,304	10.1%	$ 30,768	4.0%	$ 46,152	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$ 79,042	8.4%	$ 37,639	4.0%	N/A	N/A
Middleburg Bank	$ 77,304	8.2%	$ 37,618	4.0%	$ 47,022	5.0%

As of December 31, 2007:
Total Capital (to Risk
Weighted Assets):
Consolidated	$ 85,784	12.6%	$ 54,514	8.0%	N/A	N/A
Middleburg Bank	$ 83,350	12.3%	$ 54,402	8.0%	$ 68,002	10.0%
Tier 1 Capital (to Risk
Weighted Assets):
Consolidated	$ 78,691	11.6%	$ 27,257	4.0%	N/A	N/A
Middleburg Bank	$ 76,257	11.2%	$ 27,201	4.0%	$ 40,801	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$ 78,691	9.4%	$ 33,359	4.0%	N/A	N/A
Middleburg Bank	$ 76,257	9.2%	$ 33,291	4.0%	$ 41,614	5.0%

Note 18.	Goodwill and Intangible Assets

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but requires at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2008, 2007 or 2006. Identifiable intangible assets are being amortized over the period of expected benefit, which ranges from 7 to 15 years. Goodwill and intangible assets relate to the Company’s acquisition of Middleburg Trust Company and Middleburg Investment Advisors and the consolidation of Southern Trust Mortgage. Information concerning goodwill and intangible assets is presented in the following table:

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Identifiable intangibles	$ 3,734,000	$ 2,278,928	$ 3,734,000	$ 1,941,309
Unamortizable goodwill	5,289,213	- -	3,421,868	- -

Amortization expense of intangible assets for each of the three years ended December 31, 2008, 2007 and 2006 totaled $338,000, respectively. Estimated amortization expense of identifiable intangibles for the years ended December 31 follows:

2009	$ 212,905
2010	171,333
2011	171,333
2012	171,333
2013	171,333
Thereafter	556,835
$ 1,455,072

Note 19.	Trust Preferred Capital Notes

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

During 2008, the interest rates ranged from 5.65% to 7.83%. For the year ended December 31, 2008, the weighted-average interest rate was 6.05%. The securities have a mandatory redemption date of January 23, 2034, and are subject to varying call provisions beginning January 23, 2009. The principal asset of the Trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred not considered as Tier 1 capital may be included in Tier 2 capital. On December 31, 2008, all of the Company’s Trust Preferred Securities are included in Tier I capital.

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

In February 2008, Middleburg Bank approved a $5 million line of credit to Southern Trust Mortgage. The line of credit is secured by residential construction loans. As a result of the extension of credit, the Company was deemed to be the primary beneficiary as defined in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51. Accordingly, the Company consolidated the assets, liabilities, revenues and expenses of Southern Trust Mortgage and reflected the issued and outstanding interest not held by the Company in its consolidated financial statements as Minority Interest in Consolidated Variable Interest Entity in its March 31, 2008 Form 10Q. Prior periods were not restated to reflect that accounting treatment and may affect comparability. At March 31, 2008, the Company owned 42.3% of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank.

In May 2008, Middleburg Bank acquired the membership interest units of one of the partners of Southern Trust Mortgage for $1.6 million. As a result, the Company’s ownership interest exceeded 50% of the issued and outstanding membership units. Accordingly, the Company is required to consolidate the assets, liabilities, revenues and expenses of Southern Trust Mortgage and reflect the issued and outstanding interest not held by the Company in its consolidated financial statements as Minority Interest in Consolidated Subsidiary. Prior periods have not restated to reflect this accounting treatment and may affect comparability. At December 31, 2008, the Company owned 57.1% of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank.

The following table presents unaudited pro forma consolidated financial information for 2007. The pro forma information assumes consolidation at January 1, 2007 is based on the Company’s ownership at that date of 57.1%. The unaudited pro forma information is presented solely for informational purposes and is not intended to represent or be indicative of the consolidated results of operations of financial position that the Company would have reported had this transaction been completed as of the dates and for the periods indicated, nor is the information necessarily indicative of future results.

For the Year Ended
December 31, 2007
(Unaudited Pro Formas)

Revenues:
Interest income	$ 54,958
Other income	22,972
Total operating income	$ 77,930

Expenses:
Interest expense	27,465
Provision for loan losses	2,812
Other	44,708
Total operating expenses	$ 74,985

Income before income taxes	2,945
Minority interest in consolidated subsidiary	431
Income tax expense	(584)

Net income	$ 2,792

Total assets	$ 907,140
Capital expenditures	$ 3,903
Goodwill and identified intangibles	$ 6,384

Note 21.	Condensed Financial Information – Parent Corporation Only

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Balance Sheets
December 31, 2008 and 2007

	2008	2007
	(In Thousands)
Assets
Cash on deposit with subsidiary bank	$ 194	$ 1,521
Money market fund	3	4
Securities available for sale	30	77
Investment in subsidiaries	75,711	77,399
Goodwill	5,289	3,422
Intangible assets, net	1,455	1,793
Other assets	1,277	663

Total assets	$ 83,959	$ 84,879

Liabilities
Trust preferred capital notes	$ 5,155	$ 5,155
Other liabilities	3,127	1,820
Total liabilities	$ 8,282	$ 6,975

Shareholders' Equity
Common stock	$ 11,336	$ 11,316
Capital surplus	23,967	23,817
Retained earnings	43,555	43,773
Accumulated other comprehensive loss, net	(3,181)	(1,002)
Total shareholders' equity	$ 75,677	$ 77,904

Total liabilities and shareholders' equity	$ 83,959	$ 84,879

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Statements of Income
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In Thousands)
Income
Dividends from subsidiaries	$ 2,670	$ 4,138	$ 14,280
Interest and dividends from investments	6	7	8
Interest on money market fund	- -	- -	2
Management fees from subsidiaries	40	40	40
Other income	(65)	(71)	30
Gains on securities available
for sale, net	- -	- -	1
Total income	$ 2,651	$ 4,114	$ 14,361

Expenses
Salaries and employee benefits	$ 234	$ 238	$ 157
Amortization	358	358	413
Legal and professional fees	104	120	99
Printing and supplies	- -	1	3
Directors fees	74	58	58
Interest expense	317	425	1,280
Other	394	602	467
Total expenses	$ 1,481	$ 1,802	$ 2,477

Income before allocated tax benefits, equity in undistributed
(distributions in excess of) income of subsidiaries
and minority interest in consolidated subsidiary	$ 1,170	$ 2,312	$ 11,884

Income tax (benefit)	(378)	(624)	(686)

Income before equity in undistributed (distributions in
excess of) income of subsidiaries and minority
interest in consolidated subsidiary	$ 1,548	$ 2,936	$ 12,570

Equity in undistributed (distributions in excess of)
income of subsidiaries	255	128	(4,552)

Income before minority interest in consolidated subsidiary	$ 1,803	$ 3,064	$ 8,018

Minority interest in consolidated subsidiary	757	- -	- -

Net income	$ 2,560	$ 3,064	$ 8,018

MIDDLEBURG FINANCIAL CORPORATION
(Parent Corporation Only)

Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In Thousands)
Cash Flows from Operating Activities
Net income	$ 2,560	$ 3,064	$ 8,018
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	358	358	413
Equity in (undistributed) distributions in excess of
earnings of subsidiaries	(255)	(128)	4,552
Minority interest in losses of consolidated subsidiary	(757)	- -	- -
Gain on sale of securities available for sale	- -	- -	(1)
Share-based compensation	64	57	- -
(Increase) decrease in other assets	(83)	(48)	(54)
Increase (decrease) in other liabilities	81	66	(22)
Net cash provided by operating activities	$ 1,968	$ 3,369	$ 12,906

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	$ 39	$ - -	$ 13
Investment in subsidiary bank	- -	- -	(19,000)
Net cash provided by (used in) investing activities	$ 39	$ - -	$ (18,987)

Cash Flows from Financing Activities
Payments on trust preferred capital notes	$ - -	$ - -	$ (10,000)
Net proceeds from issuance of common stock	106	309	19,821
Cash dividends paid	(3,441)	(3,424)	(3,027)
Net cash provided by (used in) financing activities	$ (3,335)	$ (3,115)	$ 6,794

Increase (decrease) in cash and cash equivalents	$ (1,328)	$ 254	$ 713

Cash and Cash Equivalents
Beginning	1,525	1,271	558

Ending	$ 197	$ 1,525	$ 1,271

Note 22.	Segment Reporting

The Company has three reportable segments: retail banking; wealth management; and mortgage banking. Revenue from retail banking activity consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.

Revenues from trust and investment advisory services are comprised of fees based upon the market value of assets under administration. The trust and investment advisory services are conducted by two subsidiaries of the Company; Middleburg Trust Company and Middleburg Investment Advisors.

Information about reportable segments and reconciliation to the consolidated financial statements follows:

	For the Year Ended December 31, 2008
	Commercial and Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated

	(In Thousands)
Revenues:
Interest income	$ 50,103	$ 29	$ 5,990	$ (200)	$ 55,922
Wealth management fees	- -	4,253	- -	(83)	4,170
Other income	2,357	95	10,412	(130)	12,734
Total operating income	$ 52,460	$ 4,377	$ 16,402	$ (413)	$ 72,826

Expenses:
Interest expense	$ 21,128	$ - -	$ 1,791	$ (200)	$ 22,719
Salaries and employees' benefits	12,065	2,795	10,516	- -	25,376
Provision for loan losses	3,621	- -	1,640	- -	5,261
Other Expense	11,644	1,560	4,232	(213)	17,223
Total operating expenses	$ 48,458	$ 4,355	$ 18,179	$ (413)	$ 70,579

Income before income taxes and minority
interest in consolidated subsidiary	$ 4,002	$ 22	$ (1,777)	$ - -	$ 2,247
Provision for income taxes	362	82	- -	- -	444
Minority interest in loss of
consolidated subsidiary	- -	- -	- -	757	757
Net income	$ 3,640	$ (60)	$ (1,777)	$ 757	$ 2,560

Total assets	$933,652	$ 6,514	$ 51,709	$ (6,684)	$ 985,191
Capital expenditures	$ 3,162	$ 282	$ 275	$ - -	$ 3,719
Goodwill and identified intangibles	$ - -	$ 4,877	$ 1,867	$ - -	$ 6,744

	For the Year Ended December 31, 2007
	Commercial and Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
	(In Thousands)
Revenues:
Interest income	$ 49,599	$ 58	$ - -	$ (29)	$ 49,628
Wealth management fees	- -	4,979	- -	(89)	4,890
Other income	2,853	- -	- -	(41)	2,812
Total operating income	$ 52,452	$ 5,037	$ - -	$ (159)	$ 57,330
Expenses:
Interest expense	$ 22,470	$ - -	$ - -	$ (29)	$ 22,441
Salaries and employees' benefits	10,829	2,728	- -	- -	13,557
Provision for loan losses	1,786	- -	- -	- -	1,786
Other Expense	14,481	1,547	- -	(130)	15,898
Total operating expenses	$ 49,566	$ 4,275	$ - -	$ (159)	$ 53,682

Income before income taxes	$ 2,886	$ 762	$ - -	$ - -	$ 3,648
Provision for income taxes	251	333	- -	- -	584
Net income	$ 2,635	$ 429	$ - -	$ - -	$ 3,064

Total assets	$ 836,899	$ 6,900	$ - -	$ (2,399)	$ 841,400
Capital expenditures	$ 3,734	$ 35	$ - -	$ - -	$ 3,769
Goodwill and identified intangibles	$ - -	$ 5,215	$ - -	$ - -	$ 5,215

	For the Year Ended December 31, 2006
	Commercial and Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
	(In Thousands)
Revenues:
Interest income	$ 45,368	$ 62	$ - -	$ (32)	$ 45,398
Wealth management fees	- -	4,763	- -	(95)	4,668
Other income	3,470	1	- -	(41)	3,447
Total operating income	$ 49,409	$ 4,272	$ - -	$ (168)	$ 53,513
Expenses:
Interest expense	$ 18,519	$ - -	$ - -	$ (32)	$ 18,487
Salaries and employees' benefits	10,946	2,744	- -	- -	13,690
Provision for loan losses	499	- -	- -	- -	499
Other Expense	8,107	1,549	- -	(136)	9,520
Total operating expenses	$ 38,071	$ 4,293	$ - -	$ (168)	$ 42,196

Income before income taxes	$ 10,767	$ 550	$ - -	$ - -	$ 11,317
Provision for income taxes	3,045	254	- -	- -	3,299
Net income	$ 7,728	$ 290	$ - -	$ - -	$ 8,018

Total assets	$767,185	$ 7,147	$ - -	$ (2,027)	$ 772,305
Capital expenditures	$ 909	$ 49	$ - -	$ - -	$ 958
Goodwill and identified intangibles	$ - -	$ 5,552	$ - -	$ - -	$ 5,552

Note 23.	Subsequent Event

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold 22,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and a Warrant to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share (the “Common Stock”), at an initial exercise price of $15.85 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $22,000,000 in cash.

The Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Company may not redeem the Preferred Stock during the first three years except with the proceeds from a “Qualified Equity Offering” (as defined in the Purchase Agreement). After three years, the Company may, at its option, redeem the Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Preferred Stock is generally non-voting, other than on certain matters that could adversely affect the Preferred Stock. If the dividends on the Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the Company's authorized number of directors will be automatically increased by two and the holders of the Preferred Stock will have the right to elect those directors at the Company's next annual meeting or at a special meeting called for that purpose; these two directors will be elected annually and will serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full. Prior to January 30, 2012, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement.

The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Preferred Stock from one or more “Qualified Equity Offerings” announced after October 13, 2008, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

