Form 10-Q
period 2009-03-31
MIDDLEBURG FINANCIAL CORP
filed 2009-05-11
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 4,730,317 shares of Common Stock as of May 11, 2009

Table of Contents

Part I. Financial Information

Page No.

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Shareholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	38

Part II. Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

Signatures	41

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31,	December 31,
	2009	2008
Assets:
Cash and due from banks	$21,059	$23,980
Interest bearing deposits in banks	1,725	2,400
Federal funds sold	24,500	9,000
Securities available for sale	165,921	181,312
Loans held for sale	66,439	40,301
Loans, net of allowance for loan losses of $9,707,
March 31, 2009; and $10,020, December 31, 2008	650,600	662,375
Premises and equipment, net	22,920	22,987
Goodwill and identified intangibles	6,660	6,744
Other real estate owned	8,367	7,597
Accrued interest receivable and other assets	30,072	28,495

Total assets	$998,263	$985,191
Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$113,131	$110,537
Savings and interest bearing demand deposits	329,042	300,006
Time deposits	331,075	334,239
Total deposits	$773,248	$744,782

Securities sold under agreements to repurchase	18,989	22,678
Short-term borrowings	15,340	40,944
Long-term debt	74,000	84,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	10,832	10,027
Commitments and contingent liabilities	--	--
Total liabilities	$897,564	$907,586
Shareholders' Equity:
Common stock, par value $2.50 per
share, authorized 20,000,000 shares;
issued and outstanding at March 31, 2009 - 4,730,317 shares
issued and outstanding at December 31, 2008 – 4,534,317 shares	$11,826	$11,336
Preferred stock, net of unamortized discount on warrants
authorized 1,000,000 shares;
issued and outstanding at March 31, 2009 - 22,000 shares	21,584	--
Capital surplus	26,083	23,967
Retained earnings	43,665	43,555
Accumulated other comprehensive loss, net	(5,026)	(3,181)
Total Middleburg Financial Corporation shareholders' equity	$98,132	$75,677
Non-controlling interest in consolidated subsidiary	2,567	1,928
Total shareholders' equity	$100,699	$77,605

Total liabilities and shareholders' equity	$998,263	$985,191

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	(Unaudited)
	For the Three Months
	Ended March 31,
	2009	2008
Interest and Dividend Income
Interest and fees on loans	$12,950	$12,159
Interest on tax-exempt investment securities	--	4
Interest on securities available for sale:
Taxable	1,261	1,117
Tax-exempt	728	473
Dividends	18	125
Interest on deposits in banks and federal funds sold	34	99
Total interest and dividend income	$14,991	$13,977
Interest Expense
Interest on deposits	4,156	$3,946
Interest on securities sold under agreements to repurchase	22	385
Interest on short-term borrowings	276	789
Interest on long-term debt	853	1,130
Total interest expense	$5,307	$6,250
Net interest income	$9,684	$7,727
Provision for loan losses	1,037	2,064
Net interest income after provision for loan losses	$8,647	$5,663
Other Income
Service charges on deposit accounts	$455	$473
Trust and investment advisory fee income	797	984
Commissions on investment sales	85	117
Net gains on securities available for sale	230	108
Net gains on loans held for sale	2,792	2,266
Fees on loans held for sale	235	435
Bank-owned life insurance	127	114
Other service charges, commissions and fees	139	147
Other operating income	127	158
Total other income	$4,987	$4,802
Other Expense
Salaries and employees’ benefits	$7,260	$6,585
Net occupancy and equipment expense	1,385	1,393
Other taxes	145	160
Advertising	149	129
Computer operations	301	267
Other real estate owned	811	56
Audits and examinations	211	98
Legal fees	123	225
FDIC insurance	280	103
Other operating expenses	1,167	1,491
Total other expense	$11,832	$10,507
Income (loss) before income taxes	$1,802	$(42)
Income tax expense (benefit)	140	(164)
Net income	$1,662	$122
Less: net (income) loss attributable to non-controlling interest	(678)	31
Net income attributable to Middleburg Financial Corporation	$984	$153
Amortization of discount on preferred stock	13	--
Dividend on preferred stock	186	--
Net income available to common shareholders	$785	$153
Net income per share, basic	$0.17	$0.03
Net income per share, diluted	$0.17	$0.03
Dividends per share	$0.19	$0.19

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009 and 2008

(In Thousands, Except Share Data)

(Unaudited)

	Middleburg Financial Corporation Shareholders
									Accumulated
									Other
	Preferred		Common		Capital		Retained		Comprehensive		Comprehensive		Non-controlling
	Stock		Stock		Surplus		Earnings		Loss		Income		Interest		Total
Balances - December 31, 2007	$ --		$ 11,316		$ 23,817		$ 43,773		$ (1,002)				$ --		$ 77,904
Comprehensive income
Net income							153				$ 153		(31)		122
Consolidation of subsidiary shares from
non-controlling interest													3,863		3,863
Other comprehensive losses net of tax:
Unrealized holding losses arising during the
period (net of tax, $12)											(24)
Reclassification adjustment (net of tax, $37)											(71)
Other comprehensive loss (net of tax, $49)									(95)		$ (95)				(95)
Total comprehensive income											$ 58
Cash dividends declared							(860)								(860)
Distributions to non-controlling interest													(100)		(100)
Reduction due to change in pension
measurement date							(190)								(190)
Share-based compensation					14										14
Issuance of common stock (500 shares)			1		5										6
Balances – March 31, 2008	$ --		$ 11,317		$ 23,836		$ 42,876		$ (1,097)				$ 3,732		$ 80,664
Balances - December 31, 2008	$ --		$ 11,336		$ 23,967		$ 43,555		$ (3,181)				$ 1,928		$ 77,605
Comprehensive income
Net income							984				$ 984		$ 678		1,662
Other comprehensive losses net of tax:
Unrealized holding losses arising during the
period (net of tax, $873)											(1,693)
Reclassification adjustment (net of tax, $78)											(152)
Other comprehensive loss (net of tax, $951)									(1,845)		$ (1,845)				(1,845)
Total comprehensive (loss)											$ (861)
Cash dividends declared							(861)								(861)
Distributions to non-controlling interest													(39)		(39)
Share-based compensation					21										21
Issuance of preferred stock and related warrants	21,571				429										22,000
Amortization of preferred stock discount	13						(13)								--
Issuance of common stock (196,000 shares)			490		1,666										2,156
Balances – March 31, 2009	$ 21,584	.	$ 11,826	.	$ 26,083	.	$ 43,665	.	$ (5,026)	.		.	$ 2,567	.	$ 100,699

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to Middleburg Financial Corporation	$984	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,037	2,064
Depreciation and amortization	502	484
Equity in distributions in excess of earnings (undistributed earnings) of affiliate	56	(15)
Discount (accretion) and premium amortization on securities, net	128	37
Net (gain) on securities available for sale	(230)	(108)
Valuation adjustment on other real estate owned	162	--
Net (gain) loss on sale of other real estate owned	51	--
Originations of loans held for sale	(257,705)	(149,326)
Proceeds from sales of loans held for sale	234,359	159,813
(Gains) on loans held for sale	(2,792)	(2,266)
Loss on disposal of premises and equipment	1	--
Share-based compensation	21	14
Net income (loss) attributable to non-controlling interest	678	(31)
(Increase) in other assets	(724)	(343)
Increase in other liabilities	805	1,818
Net cash provided by (used for) operating activities	$(22,667)	$12,294

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and calls on investment securities	$--	$155
Proceeds from maturity, principal paydowns and calls of securities available for sale	5,942	5,660
Proceeds from sale of investment securities	--	526
Proceeds from sale of securities available for sale	29,953	28,885
Purchase of securities available for sale	(23,199)	(63,378)
Proceeds from sale of other real estate owned	249	--
Net decrease in loans	9,506	6,322
Investment by minority interest in consolidated subsidiary	--	438
Proceeds from consolidation of subsidiary	--	3,262
Purchases of premises and equipment	(309)	(1,165)
Net cash provided by (used for) investing activities	$22,142	$(19,295)

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing and interest bearing demand deposits and savings accounts	$31,630	$27,032
Net (decrease) in certificates of deposits	(3,164)	(19,774)
Net (decrease) in federal funds purchased	--	(500)
Proceeds from short-term debt	268,030	86,500
Payment on short-term debt	(293,634)	(95,831)
Payment on long-term debt	(10,000)	--
Proceeds from long-term debt	--	16,000
Distributions by subsidiary to non-controlling interest	(39)	--
Cash dividends paid	(861)	(860)
Issuance of common stock	2,156	6
Issuance of preferred stock	22,000	--
Increase (decrease) in securities sold under agreements to repurchase	(3,689)	1,316
Net cash provided by financing activities	$12,429	$13,889
Increase in cash and cash equivalents	$11,904	$6,888

CASH AND CASH EQUIVALENTS
Beginning	35,380	20,216
Ending	$47,284	$27,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,494	$5,762
Income taxes	--	--

SUPPLEMENTAL DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	2,796	(144)
Transfer of loans to other real estate owned	755	2,435

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2009 and the results of operations, changes in shareholders’ equity and cash flows for the three months ended March 31, 2009 and 2008, in accordance with accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) of Middleburg Financial Corporation (the “Company”). The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Stock–Based Compensation Plan

As of March 31, 2009, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units. The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan. Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company. The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company granted 72,263 stock options on March 16, 2009. The stock options have an exercise price of $14.00 per share, a three year vesting period and a ten year life. As a result of this grant, the Company recognized $1,000 in compensation expense for the three months ended March 31, 2009. For stock-based compensation granted in prior years, the Company recognized $20,000 in compensation expense for the three months ended March 31, 2009.

The following table summarizes stock options awarded under the 2006 Equity Compensation Plan at the end of the reportable period. None of these stock options were exercisable at the end of the period. At March 31, 2009 the exercise price of these stock options was greater than the market price.

March 31, 2009
Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding at beginning of year	--	$ --
Granted	72,263	14.00
Exercised	--	--
Forfeited	--	--
Outstanding at end of period	72,263	$ 14.00	$ --

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

	March 31, 2009
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning of year	26,680	$ 20.54
Granted	--	--
Vested	(799)	32.30
Forfeited	--	--
Non-vested at end of period	25,881	$ 20.18	$ 297,000

The weighted average remaining contractual term for non-vested restricted stock at March 31, 2009 was 1.0 year. As of March 31, 2009, there was $409,000 of total unrecognized compensation expense related to the non-vested awards under the 2006 Equity Compensation Plan.

The following table summarizes options outstanding under the Company’s 1997 Stock Incentive Plan at the end of the reportable periods.

	March 31, 2009
		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding at beginning of year	158,380	$ 19.80
Granted	--	--
Exercised	--	--
Forfeited	(650)	31.32
Outstanding at end of period	157,730	$ 19.75	$ --
Exercisable at end of period	157,730	$ 19.75	$ --

The weighted average remaining contractual term for options outstanding and exercisable under the 1997 Stock Incentive Plan at March 31, 2009 was 2.7 years.

Note 3.	Securities

Amortized costs and fair values of securities available for sale at March 31, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
Obligations of states and
political subdivisions	$ 66,267	$ 357	$ (4,107)	$ 62,517
Mortgage-backed securities	94,866	1,407	(337)	95,936
Corporate preferred stock	39	--	--	39
Restricted stock	6,224	--	--	6,224
Other	3,300	--	(2,095)	1,205
	$ 170,696	$ 1,764	$ (6,539)	$ 165,921

At March 31, 2009, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
Obligations of states
and political subdivisions	$29,959	$(1,874)	$ 16,998	$(2,233)	$46,957	$(4,107)
Mortgage-backed
securities	23,909	(246)	3,421	(91)	27,330	(337)
Other	--	--	1,100	(2,095)	1,100	(2,095)
Total temporarily
impaired securities	$53,868	$(2,120)	$ 21,519	$(4,419)	$73,387	$(6,539)

Certain of the other debt securities are related to corporate securities and are accounted for under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets. For investments within the scope of EITF 99-20 at acquisition, the Company evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Company considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information. The Company analyzed the cash flow characteristics of these securities. At March 31, 2009, the Company concluded that no adverse change in cash flows occurred during the quarter and did not consider these securities other than temporarily impaired.

Based on this analysis and because the Company has the intent and ability to hold these securities until recovery of fair value, which may be at maturity; and, for investments within the scope of EITF 99-20, determined that there was no adverse change in the cash flows as viewed by a market participant, the

Company does not consider the investments in these assets to be other-than-temporarily impaired at March 31, 2009. However, there is a risk that this review could result in recognition of other-than-temporary impairment charges in the future.

As of March 31, 2009, management does not believe any unrealized loss represents an other-than-temporary impairment. The unrealized losses at March 31, 2009 were primarily interest rate-related.

Of the temporarily impaired securities, 82 are investment grade, five are speculative grade and two are non-rated. Obligations of states and political subdivisions make up the largest amount of temporarily impaired securities. Four of the speculative grade securities are asset backed securities that are collateralized by trust preferred issuances of financial institutions. The other speculative grade security is a municipal security with a carrying value of $882,000 and an unrealized loss of $104,000. One of the non-rated securities is issued by a local municipality. As a result of this investment, the Company receives credit under the Community Reinvestment Act. The other non-rated security is issued by a municipality and has a par value of $390,000. This security has been temporarily impaired for one month with an impairment of $2,000. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet. The Company has identified one other than temporarily impaired security within its portfolio and has elected to recognize decreases in the fair market value of the security through earnings. During the three months ended March 31, 2009, the Company recognized a loss of $179,000.

Note 4.	Loan Portfolio

The consolidated loan portfolio was composed of the following:

	March 31,	December 31,
	2009	2008
	(In Thousands)

Commercial, financial and agricultural	$ 40,501	$ 44,127
Real estate construction	95,639	105,717
Real estate mortgage	505,074	502,701
Consumer installment	18,156	18,868
Total loans	659,370	671,413
Add: Deferred loan costs	937	982
Less: Allowance for loan losses	9,707	10,020
Net loans	$ 650,600	$ 662,375

The Company had $66.4 million and $40.3 million in loans held for sale at March 31, 2009 and December 31, 2008, respectively.

The following table summarizes impaired loans:

	March 31,	December 31,
	2009	2008
(In Thousands)
Impaired loans for which,
a specific allowance has been provided	$ 8,679	$ 11,339
a specific allowance has not been provided	23,364	12,052
Total impaired loans	$ 32,043	$ 23,391
Allowance provided for impaired loans,
included in the allowance for loan losses	$ 1,131	$ 1,006
Average balance of impaired loans	$ 32,343	$ 23,530
Interest income recognized	$ 452	$ 1,344

The Company had $2.2 million and $2.0 million in non-accrual loans excluded from the impaired loan disclosure under SFAS No. 114, Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15” at March 31, 2009 and December 31, 2008, respectively. If interest on these loans had been accrued, such income would have approximated $169,000 and $156,000 as of March 31, 2009 and December 31, 2008, respectively. There were $31,000 and $540,000 in loans 90 days past due and still accruing interest on March 31, 2009 and December 31, 2008, respectively.

Note 5.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	March 31,	December 31,
	2009	2008
	(In Thousands)
Balance at January 1	$ 10,020	$ 7,093
Southern Trust Mortgage consolidation	--	1,238
Provision charged to operating expense	1,037	5,261
Recoveries added to the allowance	18	47
Loan losses charged to the allowance	(1,368)	(3,619)
Balance at the end of the period	$ 9,707	$ 10,020

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Three Months Ended
	March 31, 2009		March 31, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic EPS	4,536,495	$ 0.17	4,526,383	$ 0.03

Effect of dilutive securities:
Stock options and grants	2,103		32,524
Diluted EPS	4,538,598	$ 0.17	4,558,907	$ 0.03

The following table shows earnings available to common shareholders used in computing earnings per share.

	(Unaudited)
	For the Three Months
	Ended March 31,
	2009	2008
Net income	$ 1,662	$ 122
Less: net (income) loss attributable to non-controlling interest	(678)	31
Net income attributable to Middleburg Financial Corporation	$ 984	$ 153
Less: dividends to preferred shareholders	(186)	--
Less: amortization of warrants	(13)	--
Net income available to common shareholders	$ 785	$ 153

At March 31, 2009 stock options, restricted grants and warrants representing 432,449 shares were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The Company recognizes gains on the sale of loans as part of Other Income. The mortgage banking services are conducted by Southern Trust Mortgage, LLC.

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pay Middleburg Trust Company a monthly fee. Middleburg Bank also pays interest to Middleburg Trust Company, Middleburg Investment Advisors and Southern Trust Mortgage on deposit accounts that each company has at Middleburg Bank. Southern Trust Mortgage has an outstanding line of credit and a participation agreement for which it pays interest to Middleburg Bank. Middleburg Bank provides office space and data processing services to Southern Trust Mortgage for which it receives rental and fee income. Middleburg Investment Advisors pays the Company a management fee each month for accounting and other services provided. Transactions related to these relationships are eliminated to reach consolidated totals.

The following table presents segment information for the three months ended March 31, 2009 and 2008, respectively.

	For the Three Months Ended
	March 31, 2009
	Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$12,346	$2	$2,817	$(174)	$14,991
Wealth management fees	--	900	--	(18)	882
Other income	924	55	3,138	(12)	4,105
Total operating income	$13,270	$957	$5,955	$(204)	$19,978
Expenses:
Interest expense	$5,034	$--	$447	$(174)	$5,307
Salaries and employee benefits	3,404	731	3,125	--	7,260
Provision for loan losses	1,015	--	22	--	1,037
Other	3,380	410	812	(30)	4,572
Total operating expenses	$12,833	$1,141	$4,406	$(204)	$18,176
Income before income taxes	$437	$(184)	$1,549	$--	$1,802
Provision for income taxes	184	(44)	--	--	140
Net income	$253	$(140)	$1,549	$--	$1,662
Non-controlling interest in
consolidated subsidiary	--	--	--	678	678
Net income attributable to
Middleburg Financial Corporation	$253	$(140)	$1,549	$(678)	$984

Total assets	$997,090	$6,357	$79,248	$(84,432)	$998,263
Capital expenditures	$301	$4	$4	$--	$309
Goodwill and identified intangibles	$--	$4,793	$1,867	$--	$6,660

	For the Three Months Ended
	March 31, 2008
	Retail	Wealth	Mortgage	Inter-company
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$12,468	$11	$1,526	$(28)	$13,977
Wealth management fees	--	1,007	--	(23)	984
Other income	972	51	2,807	(12)	3,818
Total operating income	$13,440	$1,069	$4,333	$(63)	$18,779
Expenses:
Interest expense	$5,664	$--	$14	$(28)	$6,250
Salaries and employee benefits	3,574	590	2,421	--	6,585
Provision for loan losses	1,892	--	172	--	2,064

Other	2,397	349	1,180	(4)	3,922
Total operating expenses	$13,527	$939	$4,387	$(32)	$18,821
Income before income taxes	$(87)	$130	$(54)	$(31)	$(42)
Provision for income taxes	(226)	62	--	--	(164)
Net income	$139	$68	$(54)	$(31)	$122
Non-controlling interest in
consolidated subsidiary	--	--	--	(31)	(31)
Net income attributable to
Middleburg Financial Corporation	$139	$68	$(54)	$--	$153

Total assets	$964,132	$13,353	$44,212	$(98,591)	$923,106
Capital expenditures	$897	$252	$--	$--	$1,149
Goodwill and identified intangibles	$--	$5,131	$1,309	$--	$6,440

Note 8.	Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Three Months Ended March 31,
	2009	2008
	(In Thousands)

Service cost	$ 218	$ 202
Interest cost	105	93
Expected return on plan assets	(82)	(105)
Amortization of net obligation
at transition	--	(1)
Net actuarial loss	32	6
Net periodic benefit cost	$ 273	$ 195

The Company contributed $784,000 to its pension plan in January 2009. The Company does not expect to contribute additional funds to its pension plan in 2009.

Note 9.	Capital Purchase Program

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

The Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. Pursuant to the American Reinvestment and Recovery Act of 2009, the Company may, subject to consultation with its federal banking agency, repay the funds it received under the Capital Purchase Program at any time. The

Preferred Stock is generally non-voting, other than on certain matters that could adversely affect the Preferred Stock. If the dividends on the Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the Company's authorized number of directors will be automatically increased by two and the holders of the Preferred Stock will have the right to elect those directors at the Company's next annual meeting or at a special meeting called for that purpose; these two directors will be elected annually and will serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full. Prior to January 30, 2012, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement.

The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Preferred Stock from one or more “Qualified Equity Offerings” (as defined in the Purchase Agreement) announced after October 13, 2008, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

Note 10.	Fair Value Measurements

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

Certain other securities consist of collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUPS). The market for these securities at March 31, 2009 is not active and markets for similar securities are also not active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined fair values for floating rate trust preferred securities using a discounted cash flow technique. This approach maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs which the Company believes will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates. The TRUPS will be classified within Level III of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

The Company utilized an independent third-party vendor to assist in the valuation process for these TRUPS. Cash flows are estimated based upon the contractual cash flows of each instrument. The discount rate utilized in the calculation is based on yields on alternative investments, credit risk, auditor feedback and trading activity. At March 31, 2009, the discount margin was 17.5%. The Company did not assume any prepayments for the next five years, followed by a 20% conditional prepayment rate for one year and then 5% thereafter. All deferrals and defaults were treated the same with assumed losses at 100% severity. At March 31, 2009, five default scenarios were calculated using 0%-15% default rates and the resulting average was used in the determination of market value. These were the key assumptions utilized in calculating discounted cash flows for fair value disclosures.

Securities identified in Note 3 as Restricted Securities, including stock in the Federal Home Loan Bank of Atlanta (FHLB) and the Federal Reserve Bank (FRB), are excluded from the table below since there is no ability to sell these securities except when the FHLB or FRB require redemption based on either our borrowings at the FHLB, or in the case of the FRB changes in certain portions of our capital.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009.

Fair Value Measurements at March 31, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level I)	(Level II)	(Level III)
(in thousands)
Assets:
Securities	$ 159,697	$ --	$ 158,537	$ 1,160

The table below presents reconciliation and statements of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the three months ended March 31, 2009:

Available for Sale Securities
(In Thousands)

Balance, December 31, 2008	$ 8,030
Total realized and unrealized gains (losses):
Included in earnings	(179)
Included in other comprehensive income	(2,275)
Purchases, sales, issuances and settlements, net	--
Transfers in and (out) of Level III	(4,416)
Balance March 31, 2009	$ 1,160

The following table summarizes changes in unrealized gains and losses recorded in earnings for the year ended March 31, 2009, for Level III assets and liabilities that are still held at March 31, 2009.

Available for Sale Securities
(In Thousands)

Net unrealized loss on securities	(2,275)
Total	$ (2,275)

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of income.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Fair Value Measurements at March 31, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level II)	(Level III)
(in thousands)
Assets:
Impaired loans	$ 30,912	$ --	$ 7,548	$ 23,364
Mortgages held for sale	$ 66,439	$ --	$ 66,439	$ --

Other Real Estate Owned

The value of other real estate owned is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level II). Any fair value adjustments are recorded in the period incurred as loss on other real estate owned on the consolidated statements of income.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

Fair Value Measurements at March 31, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level II)	(Level III)
(in thousands)
Assets:
Other real estate owned	$ 8,367	$ --	$ 8,367	$ --

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

Note 11.	Stock Purchase Agreement

On March 27, 2009, the Company entered into a Stock Purchase Agreement with an accredited investor in which it agreed to sell 454,545 shares of its common stock for an aggregate purchase price of $5.0 million. The Company issued 196,000 shares of its common stock at a price of $11.00 per share on March 31, 2009. The additional 258,545 shares of the Company’s common stock are to be issued at $11.00 per share, pending approval by the Company’s regulators.

Note 12.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company at and for the three months ended March 31, 2009 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2008 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Net income for the three months ended March 31, 2009 increased to $984,000 from $153,000 for the three months ended March 31, 2008. Annualized returns on average assets and average equity for the three months ended March 31, 2009 were 0.4% and 3.8%, respectively, compared to 0.5% and 5.9% for the same period in 2008. In calculating the annualized returns, gains on securities available for sale have not been annualized. The Company recognized losses in its loan portfolio resulting in net charge-offs against the reserves for loan losses of $1.4 million during the three months ended March 31, 2009. As a result of the evaluation of the adequacy of the reserves for loan losses, subsequent to the recognition of net charge-offs, the Company increased its reserves for loan losses at Middleburg Bank through the recognition of bad debt expense by $1.0 million. The Company also increased its reserves for loan losses at Southern Trust Mortgage by $22,000, subsequent to the recognition of net charge-offs. The Company has also experienced an increase in non-performing loans in the first quarter of 2009.

Total interest income increased $1.0 million or 7.3%, for the three months ended March 31, 2009, when compared to the same period in 2008. Funding costs have begun to decrease as a result of Middleburg Bank providing an alternative funding source for Southern Trust Mortgage and steady rate decreases since September 2008. Total interest expense was $5.3 million for the three months ended March 31, 2009, compared to $6.3 million for the three months ended March 31, 2008. Other income increased $185,000 to $5.0 million for the three months ended March 31, 2009, compared with the same period in 2008. Total other expense was $11.8 million for the three months ended March 31, 2009 compared to $10.5 million for the same period in 2008.

In February 2009, the Board of Directors of the FDIC announced the adoption of new rules to impose a special assessment on insured depository institutions of 20 basis points, to implement changes to the risk-based assessment system and to change assessment rates beginning in the second quarter of 2009. These changes may have a material impact on the Company’s liquidity, capital resources and result of operations. The Company is not aware of any other current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on the registrant’s liquidity, capital resources or results of operations.

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

Intangibles and Goodwill

The Company had approximately $6.7 million in intangible assets and goodwill at March 31, 2009 and December 31, 2008. On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years and is fully amortized. The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $6.7 million in intangible assets and goodwill at March 31, 2009 was attributable to the Company’s investment in Middleburg Trust Company. With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

When the Company completes its ongoing review of the recoverability of intangible assets and goodwill, factors that are considered important to determining whether impairment might exist include loss of customers acquired or significant withdrawals of the assets currently under management and/or early retirement or termination of key members of management. Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations. The most recent review was performed in February 2009 and no impairment was indicated.

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company increased to $998.3 million at March 31, 2009, compared to $985.2 million at December 31, 2008, representing an increase of $13.1 million or 1.3%. Loans held for sale increased $26.1 million during this same period. Total average assets increased 13.5% from $880.0 million for the three months ended March 31, 2008 to $999.2 million for the same period in 2009. Total liabilities were $897.6 million at March 31, 2009, compared to $907.6 million at December 31, 2008. Total deposits increased $28.5 million, while short-term borrowings and long-term debt decreased $35.6 million combined. Total average liabilities increased $108.3 million or 13.6% to $905.1 million at March 31, 2009, compared to the same period in 2008. Total shareholders’ equity, which includes the non-controlling interest in Southern Trust Mortgage, increased $23.1 million to $100.7 million at March 31, 2009. The Company issued $22.0 million in preferred stock to the U.S. Treasury under the Capital Purchase Program in January 2009 and $2.2 million in common stock under a stock purchase agreement with an accredited investor in March 2009. Average shareholders’ equity increased $12.7 million over the same periods.

Loans

Total loans, including loans held for sale at March 31, 2009 were $725.8 million, an increase of $14.1 million from the December 31, 2008 amount of $711.7 million. Loans held for sale increased to $66.4 million, or 9.2% of total loans at March 31, 2009, compared to $40.3 million, or 5.7% of total loans at December 31, 2008. The demand for refinancing and purchase money financing increased significantly during the three months ended March 31, 2009 as a result of historically low interest rates. Southern Trust Mortgage closed $270.8 million in loans for the three months ended March 31, 2009, compared to $145.7 million for the three months ended December 31, 2008. The Company experienced decreases in real estate construction loans, which were $95.6 million at March 31, 2009, compared to $105.7 million at December 31, 2008. Real estate mortgage loans of $505.1 million at March 31, 2009 increased slightly from the December 31, 2008 amount of $502.7 million. Commercial, financial and agricultural loans, which are primarily loans to businesses, decreased to $40.5 million at March 31, 2009, compared to $44.1 at December 31, 2008. Southern Trust Mortgage has a $5.0 million line of credit and a $50.0 million participation agreement with Middleburg Bank. The line of credit and the participation amounts are eliminated in the consolidation process and are not reflected in the Company’s consolidated financial statements. Net charge-offs were $1.4 million for the three months ended March 31, 2009. The provision for loan losses for the three months ended March 31, 2009 was $1.0 million compared to $2.1 million for the same period in 2008. The allowance for loan losses at March 31, 2009 was $9.7 million or 1.47% of total loans outstanding, excluding loans held for sale, compared to $10.0 million or 1.49% at December 31, 2008.

Securities

Securities decreased to $165.9 million at March 31, 2009 compared to $181.3 million at December 31, 2008. During the three months ended March 31, 2009, the Company increased its cash liquidity position by investing the proceeds of sales, maturities and principal payments of securities into federal funds sold, as a precaution against the economic uncertainties and the resulting volatility that occurred in the securities markets. Accordingly, the yields on these investments were lower than the Company could attain in other less liquid investments. The average balance of federal funds sold was $21.2 million at March 31, 2009, compared to $7.9 million at March 31, 2008. The Company sold $30.0 million in securities, received proceeds of $5.9 million from maturities and principal payments, and purchased securities of $23.2 million during the three months ended March 31, 2009. The Company will continue to maintain its securities portfolio as a source of liquidity and collateral. At March 31, 2009, the tax equivalent yield on the securities portfolio was 5.44%.

Premises and Equipment

Premises and equipment decreased $67,000 from $23.0 million at December 31, 2008 to $22.9 million at March 31, 2009. The decrease is the net of the change of accumulated depreciation and capitalized expenditures related to future financial service centers.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased $84,000 to $6.7 million at March 31, 2009 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment advisors.

Other Real Estate Owned

Other real estate owned increased $770,000 to $8.4 million at March 31, 2009. The increase is the net of real estate loans charged-off of $1.2 million, valuation adjustments of $162,000 and one sale of $300,000 during the three months ended March 31, 2009. The Company sold one other real estate owned asset during the three months ended March 31, 2009.

Other Assets

Other assets increased $1.6 million to $30.1 million at March 31, 2009, when compared to December 31, 2008. The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $13.5 million and deferred tax assets in the amount of $7.8 million at March 31, 2009. Deferred tax assets increased $951,000 as a result of changes in unrealized losses on securities available for sale.

Deposits

While deposits increased $28.4 million to $773.2 million at March 31, 2009 from $744.8 million at December 31, 2008, average deposits for the quarter ended March 31, 2009 increased 27.3% or $161.9 million compared to average deposits for the quarter ended March 31, 2008. The increase in deposits is primarily due to increases in the Company’s high yield NOW account. The average cost of this account was 2.40% during the three months ended March 31, 2009. Average interest bearing deposits were $648.0 million for the three months ended March 31, 2009 compared to $479.6 million for the three months ended March 31, 2008.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $46.7 million at March 31, 2009 and is reflected in both the “savings and interest bearing demand deposits” and the “securities sold under agreements to repurchase” amounts on the balance sheet. Excluding the Tredegar Institutional Select product, savings and interest bearing demand deposits grew by $29.0 million from December 31, 2008 to March 31, 2009.

Time deposits decreased $3.2 million from December 31, 2008 to $331.1 million at March 31, 2009. The decrease is the result of maturities of time deposits of public fund depositors. These deposits are larger than typical time deposits. The deposits enter and exit the Company’s portfolio based on the clients’ funding needs. Time deposits include brokered certificates of deposit, which increased $3.9 million to $111.4 million at March 31, 2009 from the December 31, 2008 amount of $107.5 million. The brokered certificates of deposit have maturities ranging from one month to four years. Securities sold under agreements to repurchase (“Repo Accounts”) decreased $3.7 million from $22.7 million at December 31, 2008 to $19.0 million at March 31, 2009. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.

Short-term Borrowings and Long-term Debt

The Company had no FHLB overnight advances at March 31, 2009 and December 31, 2008, respectively. Southern Trust Mortgage has a line of credit with a regional bank that is primarily used to fund its loans held for sale. At March 31, 2009, this line had an outstanding balance of $15.3 million compared to $40.9 million at December 31, 2008. The line of credit is based on the London Inter-Bank Offered Rate (“LIBOR”). Southern Trust Mortgage also has a $5.0 million line of credit and a $50.0 million participation agreement with Middleburg Bank. The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company. Long-term debt decreased $10.0 million at March 31, 2009 from $84.0 million at December 31, 2008 as one of the Company’s long-term advances matured.

Other Liabilities

Other liabilities increased $805,000 to $10.4 million at March 31, 2009, when compared to December 31, 2008. The other liabilities section of the balance sheet includes escrows payable in the amount of $1.1 million at March 31, 2009, compared to $642,000 at December 31, 2008.

Non-controlling Interest in Consolidated Subsidiary

Southern Trust Mortgage has preferred stock of $1.0 million issued and outstanding at March 31, 2009. The Company, through Middleburg Bank owns 60.9% of the issued and outstanding preferred stock in Southern Trust Mortgage. The remaining 39.1% of issued and outstanding preferred stock is owned by other partners. The preferred stock held by these other partners is reflected in other liabilities as “Shares Subject to Mandatory Redemption” in accordance with SFAS No. 160. The Company, through Middleburg Bank owns 57.1% of the issued and outstanding membership interest units in Southern Trust Mortgage. The remaining 42.9% of issued and outstanding membership interest units are owned by other partners. The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.” In accordance with SFAS No. 160, the non-controlling interest is reflected in total shareholders’ equity.

Capital

Total shareholders’ equity was $100.7 million at March 31, 2009. This amount represents an increase of 29.8% from the December 31, 2008 amount of $77.6 million. The book value per common share was $21.29 at March 31, 2009 and $17.12 at December 31, 2008. The Company’s shareholders’ equity, excluding non-controlling interest was $98.1 million at March 31, 2009. This amount represents an increase of 29.6% from the December 31, 2008 amount of $75.7 million. The book value per common share was $20.75 at March 31, 2009 and $16.69 at December 31, 2008. The increases in shareholders’ equity and book value are the result of $22 million in additional funds under the Capital Purchase Program and $2.2 million in common stock under a stock purchase agreement with an accredited investor.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $9.7 million for the first three months of 2009 compared to $7.7 million for the same period in 2008, an increase of 25.3%. Interest income increased 7.3% and interest expense decreased 15.1% when comparing the three months ended March 31, 2009 to March 31, 2008. Average earning assets increased $98.3 million from $819.4 million for the three months ended March 31, 2008 to $917.7 million for the three months ended March 31, 2009.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the three month periods ended March 31, 2009 and 2008. Non-accrual loans are included in the loan balances.

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31,
		2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 15,468	$ 1,279	4.49%	$ 98,025	$ 1,242	5.10%
Tax-exempt (2) (3)	62,031	1,103	7.21%	42,818	723	6.79%
Total securities	$ 177,499	$ 2,382	5.44%	$ 140,843	$ 1,965	5.61%
Loans:
Taxable	$ 715,438	$ 12,950	7.34%	$ 666,776	$ 12,159	7.33%
Tax-exempt (2)	3	--	0.00%	12	--	0.00%
Total loans	$ 715,441	$ 12,950	7.34%	$ 666,788	$ 12,159	7.33%
Federal funds sold	21,201	12	0.23%	7,854	65	3.33%
Interest-bearing deposits in
other financial institutions	3,542	22	2.52%	3,948	34	3.46%
Total earning assets	$ 917,683	$ 15,366	6.79%	$ 819,433	$ 14,223	6.98%
Less: allowances for credit losses	(9,843)			(8,487)
Total nonearning assets	91,382			69,044
Total assets	$ 999,222			$ 879,990

Liabilities
Interest-bearing deposits:
Checking	$ 224,570	$ 811	1.46%	$ 154,814	$ 854	2.22%
Regular savings	51,960	184	1.44%	54,305	289	2.14%
Money market savings	35,876	109	1.23%	41,683	113	1.09%
Time deposits:
$100,000 and over	130,201	1,119	3.49%	137,087	1,573	4.62%
Under $100,000	205,424	1,933	3.82%	91,690	1,117	4.90%
Total interest-bearing deposits	$ 648,031	$ 4,156	2.60%	$ 479,579	$ 3,946	3.31%

Short-term borrowings	$ 31,735	$ 276	3.53%	$ 41,657	$ 785	7.58%
Securities sold under agreements
to repurchase	23,099	22	0.39%	54,399	385	2.85%
Long-term debt	84,377	853	4.10%	98,078	1,130	4.63%
Federal Funds purchased	--	--	0.00%	679	4	2.37%
Total interest-bearing liabilities	$ 787,242	$ 5,307	2.73%	$ 674,392	$ 6,250	3.73%
Non-interest bearing liabilities:
Demand deposits	107,326			113,880
Other liabilities	10,518			8,495
Total liabilities	$ 905,086			$ 796,767
Non-controlling interest in consolidated subsidiary	2,316			4,058
Shareholders’ equity	91,820			79,165
Total liabilities and shareholders’
equity	$ 999,222			$ 879,990

Net interest income		$ 10,059			$ 7,973

Interest rate spread			4.06%			3.25%
Interest expense as a percent of
average earning assets			2.35%			3.07%
Net interest margin			4.45%			3.91%

(1) All March 31, 2009 and March 31, 2008 yields and rates have been annualized on a 365 and 366 day year, respectively.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Interest and fees on loans increased 6.5% to $13.0 million for the three months ended March 31, 2009 compared to $12.2 million for the same period in 2008. Interest and fees on loans from Southern Trust Mortgage contributed $1.3 million to the increase, when compared to the three months ended March 31, 2008. The increase in Southern Trust Mortgage’s interest and fees on loans is the result of loan growth experienced since March 31, 2008. The weighted average yield of loans increased one basis point from 7.33% for the three months ended March 31, 2008 to 7.34% for the three months ended March 31, 2009.

Interest income from the securities portfolio increased by $417,000 to $2.4 million for the three month period ended March 31, 2009 from $2.0 million for the three month period ended March 31, 2008. In the first quarter of 2009, the Company sold $30.0 million securities and purchased $23.2 million securities as part of a restructuring of the securities portfolio. The tax equivalent yield on securities for the three months ended March 31, 2009 decreased 17 basis points to 5.44%, compared to the March 31, 2008 yield of 5.61%.

Average deposits increased $161.9 million from $593.5 million for the three months ended March 31, 2008 to $755.4 million for the three months ended March 31, 2009. Total interest expense on deposits increased $210,000 for the three months ended March 31, 2009, compared to the same period in 2008. Competition for local deposits continued to exert upward pressures on the cost of deposits as wholesale funding costs continued to decrease. The Company is focused on providing competitive deposit products, while simultaneously maximizing opportunities at the wholesale funding level. The average balance of interest bearing demand accounts (interest bearing checking, savings and money market accounts) increased 35.1% to $648.0 million at March 31, 2009. The costs of such funding decreased 71 basis points during the three months ended March 31, 2009. The average balance in time deposits increased 46.7% from March 31, 2008 to March 31, 2009, while the cost of such funding decreased 105 basis points for the three months ended March 31, 2009 compared to the same period in 2008.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, decreased $363,000 from the three months ended March 31, 2008 to $22,000 for the three months ended March 31, 2009. Tredegar Institutional Select earns interest at a rate equal to approximately 90% of the Federal Home Loan Bank of Atlanta’s overnight rate.

On a consolidated basis, interest expense related to short-term borrowings, including federal funds purchased decreased $513,000 to $276,000 for the three months ended March 31, 2009, compared to the same period in 2008. The average balance of short-term borrowings decreased $9.9 million or 23.8% from March 31, 2008 to March 31, 2009.

Interest expense related to long-term debt decreased $277,000 to $853,000 for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008, while the cost of such funding decreased 53 basis points. Long-term debt includes fixed and variable interest rate borrowings with maturities ranging from 5 months to 16 months.

The net interest margin, on a tax equivalent basis, was 4.45% for the three months ended March 31, 2009 compared to 3.91% for the same period in 2008. The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is non-taxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is non-taxable to total interest income, then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2009 and 2008 is 34%. The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Quarter Ended
	March 31,
(in thousands)	2009	2008
GAAP measures:
Interest income – loans	$ 12,950	$ 12,159
Interest income - investments & other	2,041	1,818
Interest expense – deposits	4,156	3,946
Interest expense - other borrowings	1,151	2,304
Total net interest income	$ 9,684	$ 7,727
Plus:
Non-GAAP measure:
Tax benefit realized on non-taxable interest income - municipal securities	$ 375	$ 246
Total tax benefit realized on non-taxable interest income	$ 375	$ 246
Total tax equivalent net interest income	$ 10,059	$ 7,973

The increase in tax equivalent net interest margin was attributed to the decrease in the rate on interest bearing liabilities. The Company’s total average earning assets increased $98.3 million from the three months ended March 31, 2008 to the three months ended March 31, 2009, while the yield on average earnings assets decreased by 19 basis points when comparing the same periods. Total average interest bearing liabilities increased $112.9 million from the three months ended March 31, 2008 to the three months ended March 31, 2009, while the rate on average interest bearing liabilities decreased by 100 basis points when comparing the same periods.

Other Income

Other income includes, among other items, fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company and Middleburg Investment Advisors. Other income also includes income from the Company’s 57.1% ownership interest in Southern Trust Mortgage, LLC. Other income increased 3.9% to $5.0 million for the first three months of 2009 compared to the same period in 2008.

Trust and investment advisory fee income decreased 19.0% or $187,000 to $797,000 for the three month period ended March 31, 2009 compared to the same period in 2008. Consolidated investment advisory fees provided by Middleburg Investment Advisors totaled $389,000 and $473,000 for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, assets under administration at Middleburg Investment Advisors had decreased $132.5 million from $511.9 million at March 31, 2008 to $379.4 million. The majority of this decrease is the result of distributions and not account closings. Consolidated fiduciary fees for services provided by Middleburg Trust Company decreased 20.2% to $408,000 for the three months ended March 31, 2009 from $511,000 for the three months ended March 31, 2008. Fiduciary fees are based upon the market value of the accounts under administration. At March 31, 2009, Middleburg Trust Company had $432.8 million in assets under administration, including intercompany assets of $77.3 million, a decrease of 27.4% or $163.6 million from assets under administration of $596.4 million, including intercompany assets of $129.2 million, at March 31, 2008.

Intercompany assets include portions of the investment portfolios of Middleburg Bank, Middleburg Trust Company and the holding company, Middleburg Financial Corporation. Fiduciary fees on intercompany assets have been eliminated in consolidation.

Service charges on deposits decreased 3.8% to $455,000 for the three months ended March 31, 2009, compared to $473,000 for the same period in 2008. Overdraft service charges decreased $30,000 for the three months ended March 31, 2009 compared to the same period in 2008.

The Company sold $30.0 million securities and purchased $23.2 million securities during the three months ended March 31, 2009. The Company has identified an impaired security in its portfolio and has elected to recognize decreases in the fair market value of the security through earnings. During the three months ended March 31, 2009, the Company recognized a loss of $179,000. This amount is included in the net gain of $230,000. The Company realized a net gain of $108,000 on the sale of securities in the three months ended March 31, 2008.

Commissions on investment sales decreased 27.4% to $85,000 for the three months ended March 31, 2009, compared to $117,000 for the three months ended March 31, 2008. The Company currently has four financial consultants who are available to each of the Company’s financial service centers.

Equity in earnings from affiliate has been reclassified in 2008 due to the consolidation of Southern Trust Mortgage. The revenues and expenses of Southern Trust Mortgage for the three months ended March 31, 2008 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Non-controlling Interest in Consolidated Subsidiary.” Accordingly, gains and fees on loans held for sale of $2.7 million, which were generated by Southern Trust Mortgage during the three months ended March 31, 2008, are being reported as part of consolidated other income.

Income earned from the Bank’s $13.5 million investment in Bank Owned Life Insurance (BOLI) contributed $127,000 to total other income for the three months ended March 31, 2009. The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004 and an additional $485,000 in the second quarter of 2007 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Other service charges, commissions and fees decreased 5.4% to $139,000 for the three months ended March 31, 2009, compared to $147,000 for the same period in 2008.

Other operating income decreased $31,000 to $127,000 for the three months ended March 31, 2009, compared to the same period in 2008.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead. Total other expense increased 12.7% or $1.3 million from $10.5 million for the three months ended March 31, 2008 to $11.8 million for the three months ended March 31, 2009. When taken as a percentage of total average assets, the quarter’s non-interest expense was 1.2% of total average assets for the three months ended March 31, 2009 and March 31, 2008.

Salaries and employee benefits increased $675,000 or 10.3% when comparing the three months ended March 31, 2009 to the three months ended March 31, 2008. The increase is the result of increases in staff.

Net occupancy expense remained relatively unchanged at $1.4 million for the three months ended March 31, 2009 and March 31, 2008.

Other tax expense decreased 9.4% to $145,000 for the three months ended March 31, 2009 from $160,000 for the three months ended March 31, 2008. Other tax expense includes the state franchise tax paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax. The tax is based on each subsidiary’s equity capital at January 1st, net of adjustments, respectively. Total capital of Middleburg Bank increased 0.2% from January 1, 2008 to January 1, 2009, while total capital for Middleburg Trust Company increased 0.2% during the same period.

Computer operations expense increased from $267,000 for the three months ended March 31, 2008 to $301,000 for the three months ended March 31, 2009. The change is the result of increases related to on-line banking services and technology purchases.

Audit and examinations expense increased from $98,000 for the three months ended March 31, 2008 to $211,000 for the three months ended March 31, 2009. The increase is due to additional internal audit services and accruals for current audits.

Legal expense decreased $102,000 from the three months ended March 31, 2008 to $123,000 for the three months ended March 31, 2009. Higher legal expenses were incurred during the three months ended March 31, 2008 due to the increases in foreclosure activities experienced.

Other expense decreased 21.7% or $324,000 to $1.2 million for the three months ended March 31, 2009 from $1.5 million for the three months ended March 31, 2008. The decrease is the result of general cost cutting efforts by the Company.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2009          was $9.7 million, or 1.5% of total loans, compared to $8.7 million, or 1.3% of total loans, at March 31, 2008. The provision for loan losses was $1.0 million for the three months ended March 31, 2009 and $2.1 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, net loan charge-offs totaled $1.4 million, compared to $1.8 million for the same period in 2008. Total loans past due 90 days or more at March 31, 2009 were $31,000. There were $6.7 million in non-performing loans at March 31, 2009 compared to $5.1 million at March 31, 2008. At March 31, 2009, total loans greater than 30 days and less than 90 days past due totaled $11.0 million. Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at March 31, 2009. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at March 31, 2009 and December 31, 2008 was $100.7 million and $77.6 million, respectively. Total common shares outstanding at March 31, 2009 were 4,730,317.

At March 31, 2009, the Company’s tier 1 and total risk-based capital ratios were 13.3% and 14.5%, respectively, compared to 10.3% and 11.6% at December 31, 2008. The Company’s leverage ratio was 10.5% at March 31, 2009 compared to 8.4% at December 31, 2008. The leverage ratio is a measure of the relationship between the Company’s tier 1 capital and total average assets. The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

With the addition of $22.0 million in funds from the U.S. Treasury under the Capital Purchase Program, the Company is required to pay dividends of 5.0% on the preferred stock during the first five years and 9.0% thereafter.

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

During the three months ended March 31, 2009, the Company increased its cash liquidity position by investing the proceeds of maturities and principal payments of securities into federal funds sold as a precaution against the economic uncertainties and the resulting volatility that occurred in the securities markets. The Company has relied on wholesale funding and issued trust preferred securities to support its growth in the past. The Company will continue to evaluate funding alternatives as necessary to support future growth.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Company maintains federal funds lines with large regional and money-center banking institutions. These available lines totaled $15.0 million, none of which were outstanding at March 31, 2009. Federal funds purchased during the first three months of 2009 averaged $0 compared to an average of $679,000 during the same period in 2008. At March 31, 2009 and December 31, 2008, the Company had $19.0 million and $22.7 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $279.9 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Company utilized the credit line for both overnight and long-term funding throughout the first three months of 2009. Southern Trust Mortgage has a $25.0 million revolving line of credit and a $20.0 million temporary line of credit with a regional bank, which is primarily used to fund its loans held for sale. At March 31, 2009, these lines had an outstanding balance of $15.3 million and are included in total short-term borrowings. Short-term and long-term advances averaged $31.7 million and $84.4 million, respectively, for the three months ended March 31, 2009.

At March 31, 2009, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 36.2% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit decreased $5.1 million to $90.1 million at March 31, 2009 compared to $95.2 million at December 31, 2008. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows. Standby letters of credit were $1.5 million at March 31, 2009. This amount is a decrease from $1.8 million at December 31, 2008.

Contractual obligations decreased $10.5 million to $109.5 million at March 31, 2009 compared to $107.7 million at December 31, 2008. This change results from maturities on certain long-term debt obligations and decreases in operating lease obligations. Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the 2008 Form 10-K.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	changes in general economic and business conditions in the Company’s market area;
•	changes in banking and other laws and regulations applicable to the Company;
•	maintaining asset qualities;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changing trends in customer profiles and behavior;
•	maintaining cost controls and asset qualities as the Company opens or acquires new branches;
•	changes in interest rates and interest rate policies;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Company;
•	maintaining capital levels adequate to support the Company’s growth; and
•	other factors described in Item 1A, “Risk Factors,” included in the 2008 Form 10-K.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings. ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk. The model prepared for March 31, 2009 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis as of March 31, 2009 and December 31, 2008.

	Estimated Net Interest Income Sensitivity
Rate Change	As of March 31, 2009	As of December 31, 2008
+ 200 bp	(3.5%)	(17.4%)
- 200 bp	4.5%	4.1%

At March 31, 2009, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 3.5% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could increase by 4.5% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2008, the Company’s balance sheet has grown by $13.1 million. Increased deposits have provided the funding for the growth in the loan portfolio. The Company’s interest rate profile is symmetrical for the next 12 months. Based upon a March 31, 2009 simulation, the Company could expect an average negative impact to net interest income of $1.0 million over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Company could expect an average positive impact to net interest income of $1.3 million over the next 12 months.

The Company maintains an interest rate risk management strategy that has used derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company’s specific goal is to lower (where possible) the cost of its borrowed funds. The Company had no derivatives at March 31, 2009.

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

Item 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

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

Item 1A.    Risk Factors

As of May 11, 2009, there were no material changes to the risk factors previously disclosed in the 2008 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4     Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Shareholders on January 20, 2009 in Middleburg, Virginia. The shareholders approved an amendment and restatement of the Articles of Incorporation to authorize the issuance of up to 1,000,000 shares of preferred stock. Votes cast for, against, abstain or broker non-vote for the amendment to the bylaws were as follows:

For	Against	Abstain	Broker Non-Vote
2,717,646	125,001	50,375	1,040,636

The shareholders also approved a proposal to adjourn the special meeting to allow time for further solicitation of proxies, in the event there were insufficient votes represented in person or by proxy at the special meeting to approve the amendment proposal. Votes cast for, against, abstain or broker non-vote for the adjournment proposal were as follows:

For	Against	Abstain	Broker Non-Vote
3,761,193	149,231	23,233	0

Item 5.     Other Information

None

Item 6.     Exhibits

3.1

Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed February 4, 2009).

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed February 4, 2009).
4.2	Warrant to Purchase Shares of Common Stock, dated January 31, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed February 4, 2009).
10.1

Letter Agreement, dated as of January 31, 2009, by and between Middleburg Financial Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 4, 2009).

10.2	Form of Waiver agreement between the Senior Executive Officers and Middleburg Financial Corporation (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 4, 2009).

10.3	Form of Consent agreement between the Senior Executive Officers and Middleburg Financial Corporation (incorporated by reference to Exhibit 10.3 of Form 8-K filed February 4, 2009).
10.4	Middleburg Financial Corporation Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 20, 2009).
10.4	Stock Purchase Agreement, dated March 27, 2009, between Middleburg Financial Corporation and David L. Sokol. (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 31, 2009).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: May 11, 2009	/s/ Joseph L. Boling
Joseph L. Boling
Chairman of the Board
& Chief Executive Officer

Date: May 11, 2009	/s/ Rodney J. White
Rodney J. White
Vice President
& Chief Accounting Officer

EXHIBIT INDEX

Exhibits

3.1

Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed February 4, 2009).

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed February 4, 2009).
4.2	Warrant to Purchase Shares of Common Stock, dated January 31, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed February 4, 2009).
10.1

Letter Agreement, dated as of January 31, 2009, by and between Middleburg Financial Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 4, 2009).

10.2	Form of Waiver agreement between the Senior Executive Officers and Middleburg Financial Corporation (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 4, 2009).
10.3	Form of Consent agreement between the Senior Executive Officers and Middleburg Financial Corporation (incorporated by reference to Exhibit 10.3 of Form 8-K filed February 4, 2009).
10.4	Middleburg Financial Corporation Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 20, 2009).
10.4	Stock Purchase Agreement, dated March 27, 2009, between Middleburg Financial Corporation and David L. Sokol. (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 31, 2009).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350