Form 10-Q
period 2009-06-30
MIDDLEBURG FINANCIAL CORP
filed 2009-08-10
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,693,245 shares of Common Stock as of August 10, 2009

MIDDLEBURG FINANCIAL CORPORATION

INDEX

Part I.	Financial Information	Page No.

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Shareholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	46

Part II.	Other Information

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults upon Senior Securities	49

Item 4.	Submission of Matters to a Vote of Security Holders	49

Item 5.	Other Information	50

Item 6.	Exhibits	50

Signatures	51

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2009	2008
Assets:
Cash and due from banks	$39,721	$23,980
Interest bearing deposits in banks	2,958	2,400
Federal funds sold	54,600	9,000
Securities available for sale	162,355	181,312
Loans held for sale	74,346	40,301
Loans, net of allowance for loan losses of $9,430,
June 30, 2009; and $10,020, December 31, 2008	642,883	662,375
Premises and equipment, net	22,722	22,987
Goodwill and identified intangibles	6,617	6,744
Other real estate owned	7,455	7,597
Accrued interest receivable and other assets	30,903	28,495

Total assets	$1,044,560	$985,191
Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$124,472	$110,537
Savings and interest bearing demand deposits	347,561	300,006
Time deposits	338,100	334,239
Total deposits	$810,133	$744,782

Securities sold under agreements to repurchase	19,505	22,678
Short-term borrowings	21,278	40,944
Long-term debt	74,000	84,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	10,981	10,027
Commitments and contingent liabilities	--	--
Total liabilities	$941,052	$907,586
Shareholders' Equity:
Common stock, par value $2.50 per share,
authorized 20,000,000 shares;
issued and outstanding at June 30, 2009 - 4,993,245 shares
issued and outstanding at December 31, 2008 – 4,534,317 shares	$12,483	$11,336
Preferred stock, net of unamortized discount on warrants,
authorized 1,000,000 shares;
issued and outstanding at June 30, 2009 - 22,000 shares	21,603	--
Capital surplus	28,310	23,967
Retained earnings	43,235	43,555
Accumulated other comprehensive loss, net	(5,156)	(3,181)
Total Middleburg Financial Corporation shareholders' equity	$100,475	$75,677
Non-controlling interest in consolidated subsidiary	3,033	1,928
Total shareholders' equity	$103,508	$77,605

Total liabilities and shareholders' equity	$1,044,560	$985,191

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited		Unaudited
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest and Dividend Income
Interest and fees on loans	$25,820	$24,084	$12,870	$11,925
Interest on tax-exempt investment securities	--	4	--	--
Interest and dividends on securities available for sale:
Taxable	2,463	2,396	1,202	1,279
Tax-exempt	1,474	976	746	503
Dividends	36	239	18	114
Interest on deposits in banks and federal funds sold	58	166	24	67
Total interest and dividend income	$29,851	$27,865	$14,860	$13,888
Interest Expense
Interest on deposits	$8,115	$7,436	$3,959	$3,490
Interest on securities sold under agreements to repurchase	25	647	3	262
Interest on short-term borrowings	467	1,305	191	516
Interest on long-term debt	1,650	2,303	797	1,173
Total interest expense	$10,257	$11,691	$4,950	$5,441
Net interest income	$19,594	$16,174	$9,910	$8,447
Provision for loan losses	2,620	4,371	1,583	2,307
Net interest income after provision for loan losses	$16,974	$11,803	$8,327	$6,140
Other Income
Trust and investment advisory fee income	$1,589	$1,962	$792	$978
Service charges on deposit accounts	945	978	490	505
Net gains (losses) on securities available for sale	1,070	206	661	--
Other-than-temporary impairment loss on securities	(179)	(465)	--	(367)
Commissions on investment sales	257	244	172	127
Net gains on loans held for sale	6,170	4,586	3,378	2,320
Fees on loans held for sale	527	747	292	312
Bank-owned life insurance	257	245	130	131
Other service charges, commissions and fees	297	325	158	178
Other operating income	183	244	56	86
Total other income	$11,116	$9,072	$6,129	$4,270
Other Expense
Salaries and employees’ benefits	$14,930	$13,051	$7,670	$6,466
Net occupancy and equipment expense	2,950	2,824	1,565	1,431
Other taxes	290	320	145	160
Advertising	365	407	216	305
Computer operations	661	543	360	276
Other real estate owned	1,460	149	649	93
Legal fees	299	387	176	162
FDIC Insurance	1,057	214	777	111
Other operating expenses	2,839	3,022	1,461	1,406
Total other expense	$24,851	$20,917	$13,019	$10,410
Income (loss) before income taxes	$3,239	$(42)	$1,437	$--
Income tax expense (benefit)	161	(232)	21	(68)
Net income	$3,078	$190	$1,416	$68
Less: net (income) loss attributable to non-controlling interest	(1,281)	324	(603)	293
Net income attributable to Middleburg Financial Corporation	$1,797	$514	$813	$361
Amortization of discount on preferred stock	32	--	19	--
Dividend on preferred stock	464	--	278	--
Net income available to common shareholders	$1,301	$514	$516	$361
Earnings per share, basic	$0.28	$0.11	$0.11	$0.08
Earnings per share, diluted	$0.28	$0.11	$0.11	$0.08
Dividends per share	$0.38	$0.38	$0.19	$0.19

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2009 and 2008

(In Thousands, Except Share Data)

(Unaudited)

	Middleburg Financial Corporation Shareholders
									Accumulated
									Other
	Preferred		Common		Capital		Retained		Comprehensive		Comprehensive		Non-controlling
	Stock		Stock		Surplus		Earnings		Loss		Income		Interest		Total
Balances - December 31, 2007	$ --		$ 11,316		$ 23,817		$ 43,773		$ (1,002)				$ --		$ 77,904
Consolidation of subsidiary shares from
non-controlling interest													3,863		3,863
Comprehensive loss
Net income							514				$ 514		(324)		190
Other comprehensive losses net of tax:
Unrealized holding losses arising during the
period (net of tax, $1,867)											(3,624)
Reclassification adjustment (net of tax, $88)											171
Other comprehensive loss (net of tax, $1,779)									(3,453)		$ (3,453)				(3,453)
Total comprehensive loss											$ (2,939)
Cash dividends declared							(1,720)								(1,720)
Distributions to non-controlling interest													(745)		(745)
Reduction due to change in pension
measurement date							(191)								(191)
Share-based compensation					25										25
Issuance of common stock (500 shares)			1		5										6
Balances – June 30, 2008	$ --		$ 11,317		$ 23,847		$ 42,376		$ (4,455)				$ 2,794		$ 75,879
Balances - December 31, 2008 Balances - December 31, 2008	$ --		$ 11,336		$ 23,967		$ 43,555		$ (3,181)				$ 1,928		$ 77,605
Comprehensive loss
Net income							1,797				$ 1,797		$ 1,281		3,078
Other comprehensive losses net of tax:
Unrealized holding losses arising during the
period (net of tax, $715)											(1,387)
Reclassification adjustment (net of tax, $303)											(588)
Other comprehensive loss (net of tax, $1,018)									(1,975)		$ (1,975)				(1,975)
Total comprehensive loss											$ (178)
Cash dividends:
Common stock							(1,765)								(1,765)
Preferred stock							(320)								(320)
Distributions to non-controlling interest													(176)		(176)
Share-based compensation					53										53
Issuance of preferred stock and related warrants	21,571				429										22,000
Amortization of preferred stock discount	32						(32)								--
Issuance of common stock (458,928 shares)			1,147		3,861										5,008
Balances – June 30, 2009	$ 21,603	.	$ 12,483	.	$ 28,310	.	$ 43,235	.	$ (5,156)	.		.	$ 3,033	.	$ 103,508

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$1,797	$514
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,620	4,371
Depreciation and amortization	963	986
Equity in distributions in excess of earnings (undistributed earnings) of affiliate	(74)	(24)
Non-controlling interest in earnings (losses) in consolidated subsidiary	1,281	(324)
Valuation adjustment on other real estate owned	1,035	--
Net loss on sale of other real estate owned	82	--
Net (gains) losses on securities available for sale	(891)	259
Originations of loans held for sale	(561,105)	(340,685)
Proceeds from sales of loans held for sale	533,230	342,481
Net (gains) on mortgages held sale	(6,170)	(4,586)
Net loss on disposal of premises and equipment	1	--
Premium amortization on securities, net	158	89
Share-based compensation	53	25
(Increase) in other assets	(1,542)	(1,090)
Increase in other liabilities	1,100	248
Net cash provided by (used in) operating activities	$(27,462)	$2,264

Cash Flows from Investing Activities
Proceeds from maturity, principal pay downs and calls on investment securities	$--	$155
Proceeds from maturity, principal pay downs and
calls of securities available for sale	13,872	10,765
Proceeds from sale of investment securities	--	526
Proceeds from sale of securities available for sale	59,188	33,610
Purchase of securities available for sale	(56,362)	(76,845)
Proceeds from sale of other real estate owned	890	--
Net decrease in loans	15,007	1,909
Investment by non-controlling interest in consolidated subsidiary	--	438
Proceeds from consolidation of subsidiary	--	1,616
Purchase of premises and equipment	(484)	(2,163)
Net cash provided by (used in) investing activities	$32,111	$(29,989)

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

(In Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2009	2008

Cash Flows from Financing Activities
Net increase in non-interest bearing and interest
bearing demand deposits and savings accounts	$61,490	$52,049
Net increase in certificates of deposits	3,861	19,410
Net (decrease) in federal funds purchased	--	(500)
Proceeds from short-term borrowings	343,453	149,500
Payment on short-term borrowings	(363,119)	(188,947)
Proceeds from long-term debt	--	16,000
Payment on long-term debt	(10,000)	--
Distributions by subsidiary to non-controlling interest	(176)	--
Cash dividends paid	(2,094)	(1,791)
Issuance of common stock	5,008	6
Issuance of preferred stock	22,000	--
(Decrease) in securities sold under agreements to repurchase	(3,173)	(737)
Net cash provided by financing activities	$57,250	$44,990
Increase in cash and cash equivalents	$61,899	$17,265

Cash and Cash Equivalents
Beginning	35,380	20,216
Ending	$97,279	$37,481

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,597	$12,418
Income taxes	852	465

Supplemental Disclosures for Non-Cash
Investing and Financing Activities
Unrealized (loss) on securities available for sale	(2,993)	(5,232)
Transfer of loans to other real estate owed	1,865	4,910

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2009, the results of operations for the three months and the six months ended June 30, 2009 and 2008 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2009 and 2008, in accordance with accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) of Middleburg Financial Corporation (the “Company”). The results of operations for the three month and the six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Stock–Based Compensation Plan

As of June 30, 2009, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units. The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan. Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company. The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company granted 72,263 stock options on March 16, 2009. The stock options have an exercise price of $14.00 per share, a three year vesting period and a ten year life. As a result of this grant, the Company recognized $9,000 in compensation expense for the six months ended June 30, 2009. The Company utilized a Black-Scholes option model to fair value the stock options. The key assumptions used to determine the relative fair value of the stock options included volatility of 26.6%, an expected life of six years and a risk-free rate of 2.23%. In addition, the Company assumed a dividend yield of 2.5%. For stock-based compensation granted in prior years, the Company recognized $44,000 in compensation expense for the six months ended June 30, 2009.

The following table summarizes stock options awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

June 30, 2009
Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding at beginning of year	--	$ --
Granted	72,263	14.00
Exercised	--	--
Forfeited	--	--
Outstanding at end of period	72,263	$ 14.00	$ --

None of the stock options awarded under the 2006 Equity Compensation Plan were vested at the end of the period. At June 30, 2009 the exercise price of these stock options was greater than the market price. The weighted average grant date fair value was $6.31 at June 30, 2009 for all share-based compensation outstanding under the 2006 Equity Compensation Plan.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

	June 30, 2009
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning of year	26,680	$ 20.54
Granted	--	--
Vested	(2,856)	24.63
Forfeited	--	--
Non-vested at end of period	23,824	$ 20.05	$ 328,000

The weighted average remaining contractual term for non-vested restricted stock at June 30, 2009 was 2.0 years. As of June 30, 2009, there was $534,000 of total unrecognized compensation expense related to the non-vested awards under the 2006 Equity Compensation Plan.

The following table summarizes options outstanding under the Company’s 1997 Stock Incentive Plan at the end of the reportable period.

	June 30, 2009
		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding at beginning of year	158,380	$ 19.80
Granted	--	--
Exercised	(650)	12.38
Forfeited	(650)	31.32
Outstanding at end of period	157,080	$ 19.78	$ --
Exercisable at end of period	157,080	$ 19.78	$ --

The weighted average remaining contractual term for options outstanding and exercisable under the 1997 Stock Incentive Plan at June 30, 2009 was 2.4 years. The weighted average grant date fair value was $5.95 at June 30, 2009 for share-based compensation outstanding under the 1997 Stock Incentive Plan.

Note 3.	Securities

Amortized costs and fair values of securities available for sale at June 30, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
Obligations of states and
political subdivisions	$ 72,705	$ 277	$ (3,071)	$ 69,911
Mortgage-backed securities:
Agency	61,899	545	(202)	62,242
Non-agency	23,157	91	(796)	22,452
Corporate preferred stock	39	1	--	40
Restricted stock	6,225	--	--	6,225
Other	3,300	10	(1,825)	1,485
	$ 167,325	$ 924	$ (5,894)	$ 162,355

Amortized costs and fair values of securities available for sale at December 31, 2008 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
Obligations of states and
political subdivisions	$ 64,251	$ 241	$ (4,569)	$ 59,923
Mortgage-backed securities:
Agency	107,376	2,372	(89)	109,659
Non-agency	1,728	--	(103)	1,625
Corporate preferred stock	39	--	(9)	30
Restricted stock	6,416	--	--	6,416
Other	3,480	1,211	(1,032)	3,659
	$ 183,290	$ 3,824	$ (5,802)	$ 181,312

At June 30, 2009, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
Obligations of states
and political subdivisions	$ 26,349	$ (678)	$ 26,281	$ (2,393)	$ 52,630	$ (3,071)
Mortgage-backed securities:
Agency	16,594	(173)	1,857	(29)	18,811	(202)
Non-agency	17,131	(785)	365	(11)	17,496	(796)
Other	--	--	1,370	(1,825)	1,370	(1,825)
Total temporarily
impaired securities	$ 60,434	$(1,636)	$ 29,873	$ (4,258)	$ 90,307	$ (5,894)

At December 31, 2008, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
Obligations of states
and political subdivisions	$ 43,843	$ (3,918)	$ 4,439	$ (651)	$ 48,282	$ (4,569)
Mortgage-backed securities:
Agency	17,888	(70)	2,992	(19)	20,880	(89)
Non-agency	1,197	(55)	428	(48)	1,625	(103)
Corporate preferred stock	30	(9)	--	--	30	(9)
Other	1,710	(793)	453	(239)	2,163	(1,032)
Total temporarily
impaired securities	$ 64,668	$(4,845)	$ 8,312	$ (957)	$ 72,980	$ (5,802)

Certain of the other debt securities are related to corporate securities and are accounted for under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets. For investments within the scope of EITF 99-20 at acquisition, the Company evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Company considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information. The Company analyzed the cash flow characteristics of these securities. At June 30, 2009, the Company concluded that no adverse change in cash flows occurred during the quarter and did not consider these securities other than temporarily impaired.

Based on this analysis and because the Company does not intend to sell these securities and it is more likely than not the Company will not be required to sell these securities before recovery of amortized cost basis, which may be at maturity; and, for investments within the scope of EITF 99-20, determined that there was no adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other-than-temporarily impaired at June 30, 2009. However, there is a risk that this review could result in recognition of other-than-temporary impairment charges in the future.

As of June 30, 2009, management does not believe any unrealized loss represents an other-than-temporary impairment. The unrealized losses at June 30, 2009 were primarily interest rate-related.

Of the temporarily impaired securities, 88 are investment grade, four are speculative grade and three are non-rated. Obligations of states and political subdivisions make up the largest amount of temporarily impaired securities. The speculative grade securities are asset backed securities that are collateralized by trust preferred issuances of financial institutions. One of the non-rated securities is issued by a local municipality within the Company’s market. The other two non-rated securities are issued by municipalities and have par values of $390,000 and $1 million, respectively. These securities have temporarily impairments of $6,000 and $68,000, respectively. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet. The Company has identified one other than temporarily impaired security within its portfolio and has elected to recognize decreases in the fair market value of the security through earnings. During the six months ended June 30, 2009, the Company recognized an other-than-temporary impairment loss of $179,000 in earnings related to credit of the issuers of trust preferred securities included within a collateralized debt obligation held by the Company. There were no market losses recognized in Other Comprehensive Income related to this security.

Note 4.	Loan Portfolio

The consolidated loan portfolio was composed of the following:

	June 30,	December 31,
	2009	2008
	(In Thousands)

Commercial, financial and agricultural	$ 41,847	$ 44,127
Real estate construction	85,596	105,717
Real estate mortgage	507,784	502,701
Consumer installment	16,248	18,868
Total loans	651,475	671,413
Add: Deferred loan costs	838	982
Less: Allowance for loan losses	9,430	10,020
Net loans	$ 642,883	$ 662,375

The Company had $74.3 million and $40.3 million in loans held for sale at June 30, 2009 and December 31, 2008, respectively.

The following table summarizes impaired loans:

	June 30,	December 31,
	2009	2008
(In Thousands)
Impaired loans for which,
a specific allowance has been provided	$ 9,419	$ 11,339
a specific allowance has not been provided	18,627	12,052
Total impaired loans	$ 28,046	$ 23,391
Allowance provided for impaired loans,
included in the allowance for loan losses	$ 1,586	$ 1,006
Average balance of impaired loans	$ 28,531	$ 23,530
Interest income recognized	$ 683	$ 1,344

The Company had $4.5 million and $2.0 million in non-accrual loans excluded from the impaired loan disclosure under SFAS No. 114, Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15” at June 30, 2009 and December 31, 2008, respectively. If interest on these loans had been accrued, such income would have approximated $301,000 and $156,000 as of June 30, 2009 and December 31, 2008, respectively. There were $0 and $540,000 in loans 90 days past due and still accruing interest on June 30, 2009 and December 31, 2008, respectively.

Note 5.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	June 30,	December 31,
	2009	2008
	(In Thousands)
Balance at January 1	$ 10,020	$ 7,093
Southern Trust Mortgage consolidation	--	1,238
Provision charged to operating expense	2,620	5,261
Recoveries added to the allowance	25	47
Loan losses charged to the allowance	(3,235)	(3,619)
Balance at the end of the period	$ 9,430	$ 10,020

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Six Months Ended
	June 30, 2009		June 30, 2008
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings per share	4,675,084	$ 0.28	4,526,600	$ 0.11
Effect of dilutive securities:
stock options and grants	5,882		33,793
Diluted earnings per share	4,680,966	$ 0.28	4,560,393	$ 0.11

	Three Months Ended
	June 30, 2009		June 30, 2008
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings per share	4,813,673	$ 0.11	4,526,817	$ 0.08
Effect of dilutive securities:
stock options and grants	9,661		35,062
Diluted earnings per share	4,823,334	$ 0.11	4,561,879	$ 0.08

The following table shows earnings available to common shareholders used in computing earnings per share.

	For the Six Months
	Ended June 30,
	2009	2008
Net income	$ 3,078	$ 190
Less: net (income) loss attributable to non-controlling interest	(1,281)	324
Net income attributable to Middleburg Financial Corporation	$ 1,797	$ 514
Less: effective dividends to preferred shareholders	(496)	--
Net income available to common shareholders	$ 1,301	$ 514

At June 30, 2009 and 2008, stock options, restricted grants and warrants representing 314,322 and 11,500 shares, respectively, were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

The following table presents segment information for the six months ended June 30, 2009 and 2008, respectively.

	For the Six Months Ended
	June 30, 2009
	Retail	Wealth	Mortgage	Inter-company
(In Thousands)	Banking	Management	Banking	Eliminations	Consolidated
Revenues:
Interest income	$24,597	$4	$5,867	$(617)	$29,851
Wealth management fees	--	1,882	--	(36)	1,846
Other income	2,395	--	6,901	(26)	9,270
Total operating income	$26,992	$1,886	$12,768	$(679)	$40,967
Expenses:
Interest expense	$9,794	$--	$1,080	$(617)	$10,257
Salaries and employee benefits	6,838	1,485	6,607	--	14,930
Provision for loan losses	2,517	--	103	--	2,620
Other	7,222	768	1,993	(62)	9,922
Total operating expenses	$26,371	$2,253	$9,783	$(679)	$37,728
Income before income taxes	$621	$(367)	$2,985	$--	$3,239
Provision for income taxes	263	(102)	--	--	161
Net income	$358	$(265)	$2,985	$--	$3,078
Non-controlling interest in
consolidated subsidiary	--	--	--	1,281	1,281
Net income attributable to
Middleburg Financial Corporation	$358	$(265)	$2,985	$(1,281)	$1,797
Total assets	$1,039,951	$6,334	$87,829	$(89,554)	$1,044,560
Capital expenditures	$460	$10	$14	$--	$484
Goodwill and identified intangibles	$--	$4,750	$1,867	$--	$6,617

	For the Six Months Ended
	June 30, 2008
	Retail	Wealth	Mortgage	Inter-company
(In Thousands)	Banking	Management	Banking	Eliminations	Consolidated
Revenues:
Interest income	$24,950	$17	$2,983	$(85)	$27,865
Wealth management fees	--	2,254	--	(48)	2,206
Other income	1,369	50	5,516	(69)	6,866
Total operating income	$26,319	$2,321	$8,499	$(202)	$36,937
Expenses:
Interest expense	$10,738	$--	$1,038	$(85)	$11,691
Salaries and employee benefits	6,501	1,425	5,125	--	13,051
Provision for loan losses	3,190	--	1,181	--	4,371
Other	5,323	747	1,913	(117)	7,866
Total operating expenses	$25,752	$2,172	$9,257	$(202)	$36,979
Income before income taxes	$567	$149	$(758)	$--	$(42)
Provision for income taxes	(331)	99	--	--	(232)
Net income	$898	$50	$(758)	$--	$190
Non-controlling interest in
consolidated subsidiary	--	--	--	324	324
Net income attributable to
Middleburg Financial Corporation	$898	$50	$(758)	$324	$514
Total assets	$975,522	$13,305	$55,209	$(95,643)	$948,393
Capital expenditures	$1,838	$267	$58	$--	$2,163
Goodwill and identified intangibles	$--	$5,046	$1,895	$--	$6,941

The following table presents segment information for the three months ended June 30, 2009 and 2008, respectively.

	For the Three Months Ended
	June 30, 2009
	Retail	Wealth	Mortgage	Inter-company
(In Thousands)	Banking	Management	Banking	Eliminations	Consolidated
Revenues:
Interest income	$12,251	$2	$3,050	$(443)	$14,860
Wealth management fees	--	982	--	(18)	964
Other income	1,471	(55)	3,763	(14)	5,165
Total operating income	$13,722	$929	$6,813	$(475)	$20,989
Expenses:
Interest expense	$4,760	$--	$633	$(443)	$4,950
Salaries and employee benefits	3,434	754	3,482	--	7,670
Provision for loan losses	1,502	--	81	--	1,583
Other	3,842	358	1,181	(32)	5,349
Total operating expenses	$13,538	$1,112	$5,377	$(475)	$19,552
Income before income taxes	$184	$(183)	$1,436	$--	$1,437
Provision for income taxes	79	(58)	--	--	21
Net income	$105	$(125)	$1,436	$--	$1,416
Non-controlling interest in
consolidated subsidiary	--	--	--	603	603
Net income attributable to
Middleburg Financial Corporation	$105	$(125)	$1,436	$(603)	$813
Total assets	$1,039,951	$6,334	$87,829	$(89,554)	$1,044,560
Capital expenditures	$159	$6	$10	$--	$175
Goodwill and identified intangibles	$--	$4,750	$1,867	$--	$6,617

	For the Three Months Ended
	June 30, 2008
	Retail	Wealth	Mortgage	Inter-company
(In Thousands)	Banking	Management	Banking	Eliminations	Consolidated
Revenues:
Interest income	$12,482	$6	$1,457	$(57)	$13,888
Wealth management fees	--	1,247	--	(25)	1,222
Other income	397	(1)	2,709	(57)	3,048
Total operating income	$12,879	$1,252	$4,166	$(139)	$18,158
Expenses:
Interest expense	$5,074	$--	$424	$(57)	$5,441
Salaries and employee benefits	2,927	835	2,704	--	6,466
Provision for loan losses	1,298	--	1,009	--	2,307
Other	2,926	398	733	(113)	3,944
Total operating expenses	$12,225	$1,233	$4,870	$(170)	$18,158
Income before income taxes	$654	$19	$(704)	$31	$--
Provision for income taxes	(105)	37	--	--	(68)
Net income	$759	$(18)	$(704)	$31	$68
Non-controlling interest in
consolidated subsidiary	--	--	--	293	293
Net income attributable to
Middleburg Financial Corporation	$759	$(18)	$(704)	$324	$361
Total assets	$975,522	$13,305	$55,209	$(95,643)	$948,393
Capital expenditures	$941	$15	$41	$--	$997
Goodwill and identified intangibles	$--	$5,046	$1,895	$--	$6,941

Note 8.	Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

Service cost	$ 436	$ 405	$ 218	$ 203
Interest cost	211	185	106	92
Expected return on plan assets	(164)	(209)	(82)	(104)
Amortization of net obligation
at transition	--	(2)	--	(1)
Amortization of net loss	64	11	32	5
Net periodic benefit cost	$ 547	$ 390	$ 274	$ 195

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

In April 2009, the FASB issued Staff Position No. 157-4 (FSP No. 157-4) to provide additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.

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

Certain other securities consist of collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUPS). The market for these securities at June 30, 2009 is not active and markets for similar securities are also not active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined fair values for floating rate trust preferred securities using a discounted cash flow technique. This approach maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs which the Company believes will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates. The TRUPS will be classified within Level III of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

The Company utilized an independent third-party vendor to assist in the valuation process for these TRUPS. Cash flows are estimated based upon the contractual cash flows of each instrument. The discount rate utilized in the calculation is based on yields on alternative investments, credit risk, auditor feedback and trading activity. At June 30, 2009, the discount rate was 17.5%. The Company did not assume any prepayments for the next five years, followed by a 20% conditional prepayment rate for one year and then 5% thereafter. All deferrals and defaults were treated the same with assumed losses at 100% severity. At June 30, 2009, five default scenarios were calculated using 0%-15% default rates and the resulting average was used in the determination of market value. These were the key assumptions utilized in calculating discounted cash flows for fair value disclosures.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level I)	(Level II)	(Level III)
		(in thousands)
Assets:
Securities	$156,130	$--	$154,695	$1,435

The table below presents reconciliation and statements of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the three months ended June 30, 2009:

Available for Sale Securities
(In Thousands)

Balance, December 31, 2008	$8,030
Total realized and unrealized gains (losses):
Included in earnings	(180)
Included in other comprehensive income	(1,999)
Purchases, sales, issuances and settlements, net	--
Transfers in and (out) of Level III	(4,416)
Balance June 30, 2009	$1,435

The following table summarizes changes in unrealized gains and losses recorded in earnings for the year ended June 30, 2009, for Level III assets and liabilities that are still held at June 30, 2009.

Available for Sale Securities
(In Thousands)

Net unrealized loss on securities	(1,999)
Total	$(1,999)

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended June 30, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of income.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Fair Value Measurements at June 30, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level II)	(Level III)
(in thousands)
Assets:
Impaired loans	$ 7,833	$ --	$ --	$ 7,833
Mortgages held for sale	$ 74,346	$ --	$ 74,346	$ --

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

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

Fair Value Measurements at June 30, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level II)	(Level III)
(in thousands)
Assets:
Other real estate owned	$ 7,455	$ --	$ 7,455	$ --

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

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$ 97,279	$ 97,279	$ 35,380	$ 35,380
Securities	162,355	162,355	181,312	181,312
Loans	717,229	739,594	702,676	710,347
Accrued interest receivable	3,518	3,518	3,800	3,800

Financial liabilities:
Deposits	$ 810,133	$ 791,846	$ 744,782	$ 738,156
Securities sold under agreements
to repurchase	19,505	19,503	22,678	22,678
Short-term debt	21,278	21,278	40,944	40,944
Long-term debt	74,000	74,113	84,000	84,298
Trust preferred capital notes	5,155	5,155	5,155	5,155
Accrued interest payable	1,813	1,813	2,153	2,153

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

On March 27, 2009, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which it agreed to sell 454,545 shares of its common stock for an aggregate purchase price of $5.0 million. The Company issued 196,000 shares of its common stock at a price of $11.00 per share on March 31, 2009. The additional 258,545 shares of the Company’s common stock were issued at $11.00 per share on June 2, 2009.

Note 12.	Recent Accounting Pronouncements

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP FAS 157-4 during the second quarter of 2009 and the results have been applied in the Company’s consolidated financial statements and disclosures included herein.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 during the second quarter of 2009 and the results have been applied in the Company’s consolidated financial statements and disclosures included herein.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009 and the results have been applied in the Company’s consolidated financial statements and disclosures included herein.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company reported a subsequent event below in Note 13. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

Note 13.	Subsequent Events

On July 31, 2009, the Company issued 1,700,000 shares of its common stock in an underwritten public offering. The public price of $10.75 per share, less the underwriter’s commissions and expenses of the offering, resulted in net proceeds of $17.1 million to the Company. The Company expects to use the proceeds for general corporate purposes, including the redemption of all or a portion of our Preferred Stock and warrants issued to the U.S. Treasury as part of the Capital Purchase Program.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at June 30, 2009 and results of operations of the Company for the three months and the six months ended June 30, 2009 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2008 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Net income attributable to Middleburg Financial Corporation for the six months ended June 30, 2009 increased to $1.8 million from $514,000 for the six months ended June 30, 2008. Annualized return on total average assets for the six months ended June 30, 2009 was unchanged at 0.3%, when compared to the same period in 2008. In calculating the annualized returns, gains on securities available for sale have not been annualized, but have been treated as a one-time transaction. Annualized return on total average equity of Middleburg Financial Corporation, which includes preferred stock and excludes the non-controlling interest in Southern Trust Mortgage, for the six months ended June 30, 2009 was 3.2%, compared to 3.3% for the same period in 2008. The Company recognized losses in its loan portfolio resulting in net charge-offs against the reserves for loan losses of $3.2 million during the six months ended June 30, 2009. As a result of the evaluation of the adequacy of the reserves for loan loss, subsequent to the recognition of net charge-offs, the Company increased its reserves for loan losses at Middleburg Bank, through recognition of bad debt expense, by $2.5 million. The Company also increased its reserves for loan losses at Southern Trust Mortgage, through recognition of bad debt expense, by $103,000 during the six months ended June 30, 2009.

Total interest income increased $2.0 million or 7.1%, for the six months ended June 30, 2009, when compared to the same period in 2008. Interest and fees on loans increased 7.2% for the six months ended June 30, 2009 to $25.8 million, compared to $24.1 million for the same period in 2008. Total interest expense was $10.3 million for the six months ended June 30, 2009, compared to $11.7 million for the six months ended June 30, 2008. While interest expense on deposits for the six months ended June 30, 2009 increased 9.1% when compared same period in 2008, the average balance of interest bearing deposits increased 34.5% during the six months ended June 30, 2009, compared to the same period in 2008. Other income increased $2.0 million to $11.1 million for the six months ended June 30, 2009, when compared to the same period in 2008. Total other expense was $24.9 million for the six months ended June 30, 2009 compared to $20.9 million for the same period in 2008.

Net income for the three months ended June 30, 2009 increased to $813,000 from $361,000 for the three months ended June 30, 2008. Net charge-offs against the reserves for loan losses were $1.9 million during the three months ended June 30, 2009. The Company increased its reserves for loan losses at Middleburg Bank and Southern Trust Mortgage, through recognition of bad debt expense, by $1.5 million and by $84,000, respectively, during the three months ended June 30, 2009. Total interest income increased $972,000 or 7.0%, for the three months ended June 30, 2009, when compared to the same period in 2008. Interest and fees on loans increased 7.9% for the three months ended June 30, 2009 to $12.9 million, compared to $11.9 million for the same period in 2008. Total interest expense decreased $492,000 or 9.0%, for the three months ended June 30, 2009, when compared to the same period in 2008. Other income increased $1.9 million to $6.1 million for the three months ended June 30, 2009, when compared to the same period in 2008. Total other expense was $13.0 million for the three months ended June 30, 2009 compared to $10.4 million for the same period in 2008.

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

Intangibles and Goodwill

The Company had approximately $6.6 million in intangible assets and goodwill at June 30, 2009, a decrease of $127,000 since December 31, 2008. On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation (using SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as a guideline) was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years. The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $6.6 million in intangible assets and goodwill at June 30, 2009 was attributable to the Company’s investment in Middleburg Trust Company. With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company increased to $1.0 billion at June 30, 2009, compared to $985.2 million at December 31, 2008, representing an increase of $59.4 million or 6.0%. Total average assets increased 11.5% from $909.7 million for the six months ended June 30, 2008 to $1.0 billion for the same period in 2009. Total liabilities were $941.1 million at June 30, 2009, compared to $907.6 million at December 31, 2008. Total average liabilities increased $88.0 million or 10.6% to $915.2 million for the six months ended June 30, 2009, compared to the same period in 2008. Average shareholders’ equity increased 22.4% or $17.6 million over the same periods.

Loans

Total loans, including loans held for sale at June 30, 2009 were $725.8 million, an increase of $14.1 million from the December 31, 2008 amount of $711.7 million. Loans held for sale increased to $74.3 million, or 10.3% of total loans at June 30, 2009, compared to $40.3 million, or 5.7% of total loans at December 31, 2008. The demand for refinancing and purchase money financing increased significantly during the six months ended June 30, 2009 as a result of historically low interest rates when compared to the same period in 2008. Southern Trust Mortgage closed $587.7 million in loans for the six months ended June 30, 2009, compared to $340.7 million for the six months ended June 30, 2008. The Company experienced decreases in real estate construction loans, which were $85.6 million at June 30, 2009, compared to $105.7 million at December 31, 2008. Real estate mortgage loans of $507.8 million at June 30, 2009 increased slightly from the December 31, 2008 amount of $502.7 million. Commercial, financial and agricultural loans, which are primarily loans to businesses, decreased to $41.8 million at June 30, 2009, compared to $44.1 at December 31, 2008. Southern Trust Mortgage has a $5.0 million line of credit and a $50.0 million participation agreement with Middleburg Bank. The line of credit and the participation amounts are eliminated in the consolidation process and are not reflected in the Company’s consolidated financial statements. Net charge-offs were $3.2 million for the six months ended June 30, 2009. The provision for loan losses for the six months ended June 30, 2009 was $2.6 million compared to $4.4 million for the same period in 2008. The allowance for loan losses at June 30, 2009 was $9.4 million or 1.45% of total loans outstanding, excluding loans held for sale, compared to $10.0 million or 1.49% at December 31, 2008.

Securities

Securities decreased to $162.4 million at June 30, 2009 compared to $181.3 million at December 31, 2008. During the six months ended June 30, 2009, the Company increased its cash liquidity position by investing the proceeds of sales, maturities and principal payments of securities into federal funds sold, as a precaution against the economic uncertainties and the resulting volatility that occurred in the securities markets. Accordingly, the yields on these investments were lower than the Company could attain in other less liquid investments. The average balance of federal funds sold was $26.5 million for the six months ended June 30, 2009, compared to $6.3 million for the six months ended June 30, 2008. The Company sold $59.2 million in securities, received proceeds of $13.9 million from maturities and principal payments, and purchased securities of $56.4 million during the six months ended June 30, 2009. The Company will continue to maintain its securities portfolio as a source of liquidity and collateral. At June 30, 2009, the tax equivalent yield on the securities portfolio was 5.57%.

Premises and Equipment

Premises and equipment decreased $265,000 from $23.0 million at December 31, 2008 to $22.7 million at June 30, 2009. The decrease is the net of the change of accumulated depreciation and capitalized expenditures related to future financial service centers.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased $127,000 to $6.6 million at June 30, 2009 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment advisors.

Other Real Estate Owned

Other real estate owned decreased $142,000 to $7.5 million at June 30, 2009. The decrease is the net of real estate loans charged-off and subsequently added to other real estate owned of $1.9 million, valuation adjustments and losses on sales of $1.1 million and sales of $890,000 during the six months ended June 30, 2009. The Company sold three real estate owned assets during the six months ended June 30, 2009.

Other Assets

Other assets increased $2.4 million to $30.9 million at June 30, 2009, when compared to December 31, 2008. The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $13.7 million and deferred tax assets in the amount of $7.9 million at June 30, 2009. Deferred tax assets increased $1.0 million as a result of changes in unrealized losses on securities available for sale.

Deposits

Deposits increased $65.4 million to $810.1 million at June 30, 2009 from $744.8 million at December 31, 2008. Average deposits for the six months ended June 30, 2009 increased 26.8% or $162.5 million compared to average deposits for the six months ended June 30, 2008. Average interest bearing demand deposits were $236.0 million for the six months ended June 30, 2009 compared to $168.6 million for the six months ended June 30, 2008. Average interest bearing deposits were $661.2 million for the six months ended June 30, 2009 compared to $491.6 million for the six months ended June 30, 2008.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $42.4 million at June 30, 2009 and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet. Excluding the Tredegar Institutional Select product, savings and interest bearing demand deposits increased by $43.9 million from December 31, 2008 to June 30, 2009.

Time deposits increased $3.9 million from December 31, 2008 to $338.1 million at June 30, 2009. Time deposits include brokered certificates of deposit, which remained relatively unchanged at June 30, 2009 from the December 31, 2008 amount of $107.5 million. The brokered certificates of deposit have maturities ranging from one month to four years. Securities sold under agreements to repurchase (“Repo Accounts”) decreased $3.2 million from $22.7 million at December 31, 2008 to $19.5 million at June 30, 2009. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.

Short-term Borrowings and Long-term Debt

The Company had no FHLB overnight advances at June 30, 2009 and December 31, 2008, respectively. Southern Trust Mortgage has a line of credit with a regional bank that is primarily used to fund its loans held for sale. At June 30, 2009, this line had an outstanding balance of $21.3 million compared to $40.9 million at December 31, 2008. The line of credit is based on the London Inter-Bank Offered Rate (“LIBOR”). Southern Trust Mortgage also has a $5.0 million line of credit and a $50.0 million participation agreement with Middleburg Bank. The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company. Long-term debt decreased $10.0 million at June 30, 2009 from $84.0 million at December 31, 2008 as one of the Company’s long-term advances matured.

Other Liabilities

Other liabilities increased $954,000 to $11.0 million at June 30, 2009, when compared to December 31, 2008. The other liabilities section of the balance sheet includes escrows payable in the amount of $824,000 at June 30, 2009, compared to $642,000 at December 31, 2008.

Non-controlling Interest in Consolidated Subsidiary

The Company, through Middleburg Bank owns 57.1% of the issued and outstanding membership interest units in Southern Trust Mortgage. The remaining 42.9% of issued and outstanding membership interest units are owned by other partners. The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.” In accordance with SFAS No. 160, the non-controlling interest is reflected in total shareholders’ equity. Southern Trust Mortgage also has preferred stock of $1.0 million issued and outstanding at June 30, 2009. The Company, through Middleburg Bank owns 60.9% of the issued and outstanding preferred stock in Southern Trust Mortgage. The remaining 39.1% of issued and outstanding preferred stock is owned by other partners. The preferred stock held by these other partners is reflected in other liabilities in accordance with SFAS No. 160.

Capital

Total shareholders’ equity was $103.5 million at June 30, 2009. This amount represents an increase of 33.4% from the December 31, 2008 amount of $77.6 million and is primarily due to the preferred stock issuance in January 2009 as part of the Company’s participation in the Capital Purchase Program as well as an issuance to an accredited investor of $5.0 million in common stock under a stock purchase agreement. Middleburg Financial Corporation’s shareholders’ equity, which excludes the non-controlling interest was $100.5 million at June 30, 2009, compared to $75.7 million at December 31, 2008. Shareholders’ equity available to common shareholders was $78.9 million at June 30, 2009. The book value available to common shareholders was $15.80 at June 30, 2009 and $16.69 at December 31, 2008.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $19.6 million for the first six months of 2009 compared to $16.2 million for the same period in 2008, an increase of 21.2%. Total interest income increased 7.1% and total interest expense decreased 12.3% when comparing the six months ended June 30, 2009 to the six months ended June 30, 2008. The increase in total interest income is primarily the result of increases in interest and fees on loans. In particular, loan fees increased $1.7 million during the six months ended June 30, 2009, when compared to the same period in 2008. Total interest expense was $10.3 million for the six months ended June 30, 2009 compared to $11.7 million for the same period in 2008. Average earning assets were $941.6 million for the six months ended June 30, 2009, compared to $842.4 million for the six months ended June 30, 2008.

Net interest income for the three months ended June 30, 2009 totaled $9.9 million, compared to $8.4 million for the same period in 2008. When comparing the three months ended June 30, 2009 to the three months ended June 30, 2008, total interest income increased 7.0% while total interest expense decreased 9.0%. Total interest income for the three months ended June 30, 2009 was $14.9 million compared to $13.9 million for the three months ended June 30, 2008. Total interest expense was $5.0 million for the three months ended June 30, 2009 compared to $5.4 million for the same period in 2008. Average earning assets increased $77.8 million to $946.5 million for the three months ended June 30, 2009 from $868.7 million for the three months ended June 30, 2008.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated. Non-accrual loans are included in the loan balances.

Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30,
		2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 107,750	$ 2,499	4.68%	$ 106,563	$ 2,636	4.97%
Tax-exempt (2) (3)	63,575	2,234	7.09%	45,229	1,484	6.60%
Total securities	$ 171,325	$ 4,733	5.57%	$ 151,792	$ 4,120	5.46%
Loans:
Taxable	$ 726,395	$ 25,820	7.17%	$ 683,186	$ 24,084	7.09%
Tax-exempt (2)	2	--	0.00%	11	--	0.00%
Total loans	$ 726,397	$ 25,820	7.17%	$ 683,197	$ 24,084	7.09%
Federal funds sold	26,489	27	0.21%	6,348	87	2.76%
Interest-bearing deposits in
other financial institutions	17,340	31	0.36%	1,025	79	15.50%
Total earning assets	$ 941,551	$ 30,611	6.56%	$ 842,362	$ 28,370	6.77%
Less: allowances for credit losses	(9,171)			(8,603)
Total nonearning assets	81,597			75,985
Total assets	$ 1,013,977			$ 909,744

Liabilities
Interest-bearing deposits:
Checking	$ 235,999	$ 1,592	1.36%	$ 168,582	$ 1,695	2.02%
Regular savings	53,478	360	1.36%	55,484	542	1.96%
Money market savings	37,542	214	1.15%	40,218	223	1.12%
Time deposits:
$100,000 and over	131,250	2,165	3.33%	133,358	2,859	4.31%
Under $100,000	202,976	3,784	3.76%	93,937	2,117	4.53%
Total interest-bearing deposits	$ 661,245	$ 8,115	2.47%	$ 491,579	$ 7,436	3.04%

Short-term borrowings	$ 31,133	$ 467	3.02%	$ 52,547	$ 1,224	4.68%
Securities sold under agreements
to repurchase	21,822	25	0.23%	54,501	647	2.39%
Long-term debt	81,752	1,650	4.07%	103,616	2,376	4.61%
Federal Funds purchased	--	--	0.00%	543	8	2.96%
Total interest-bearing liabilities	$ 795,952	$ 10,257	2.60%	$ 702,786	$ 11,691	3.35%
Non-interest bearing liabilities:
Demand deposits	108,752			115,871
Other liabilities	10,510			8,603
Total liabilities	$ 915,214			$ 827,260
Non-controlling interest in consolidated subsidiary	2,583			3,915
Shareholders’ equity	96,180			78,569
Total liabilities and shareholders’
Equity	$ 1,013,977			$ 909,744

Net interest income		$ 20,354			$ 16,679

Interest rate spread			3.96%			3.42%
Interest expense as a percent of
average earning assets			2.20%			2.79%
Net interest margin			4.36%			3.98%

(1) All June 30, 2009 and June 30, 2008 yields and rates have been annualized on a 365 and 366 day year, respectively.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30,
		2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 100,118	$ 1,221	4.89%	$ 115.102	$ 1,394	4.87%
Tax-exempt (2) (3)	65,100	1,131	6.97%	47,639	761	6.42%
Total securities	$ 165,218	$ 2,352	5.71%	$ 162,741	$ 2,155	5.33%
Loans:
Taxable	$ 727,690	$ 12,870	7.09%	$ 699,584	$ 11,926	6.86%
Tax-exempt (2)	1	--	0.00%	10	--	0.00%
Total loans	$ 727,691	$ 12,870	7.09%	$ 699,594	$ 11,926	6.86%
Federal funds sold	31,720	14	0.18%	4,842	22	1.83%
Interest-bearing deposits in
other financial institutions	21,876	9	0.17%	1,551	45	11.67%
Total earning assets	$ 946,505	$ 15,245	6.46%	$ 868,728	$ 14,148	6.55%
Less: allowances for credit losses	(8,499)			(8,687)
Total nonearning assets	81,352			79,368
Total assets	$ 1,019,358			$ 939,409

Liabilities
Interest-bearing deposits:
Checking	$ 247,303	$ 783	1.27%	$ 182,350	$ 841	1.85%
Regular savings	54,980	176	1.28%	56,662	253	1.80%
Money market savings	39,190	103	1.05%	38,927	110	1.14%
Time deposits:
$100,000 and over	132,288	1,046	3.17%	129,629	1,286	3.99%
Under $100,000	200,553	1,851	3.70%	96,184	1,001	4.19%
Total interest-bearing deposits	$ 674,314	$ 3,959	2.35%	$ 503,752	$ 3,491	2.79%

Short-term borrowings	$ 21,003	$ 191	3.65%	$ 63,437	$ 439	2.78%
Securities sold under agreements
to repurchase	20,559	3	0.06%	54,603	262	1.93%
Long-term debt	79,155	797	4.04%	109,155	1,246	4.59%
Federal Funds purchased	--	--	0.00%	408	4	3.94%
Total interest-bearing liabilities	$ 795,031	$ 4,950	2.50%	$ 731,355	$ 5,442	2.99%
Non-interest bearing liabilities:
Demand deposits	110,153			117,896
Other liabilities	10,828			8,711
Total liabilities	$ 916,012			$ 857,962
Minority interest in consolidated subsidiary	2,851			3,483
Shareholders’ equity	100,495			77,964
Total liabilities and shareholders’
Equity	$ 1,019,358			$ 939,409

Net interest income		$ 10,295			$ 8,706

Interest rate spread			3.96%			3.56%
Interest expense as a percent of
average earning assets			2.10%			2.52%
Net interest margin			4.36%			4.03%

(1) All June 30, 2009 and June 30, 2008 yields and rates have been annualized on a 365 and 366 day year, respectively.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Interest and fee income from loans increased $1.7 million to $25.8 million for the six months ended June 30, 2009 compared to $24.1 million for the same period in 2008. For the three months ended June 30, 2009, interest income from loans was $12.9 million compared to $11.9 million for the three months ended June 30, 2008. The tax equivalent weighted average yield of loans increased 23 basis points from 6.86% for the three months ended June 30, 2008 to 7.09% for the three months ended June 30, 2009. For the six months ended June 30, 2009, the tax equivalent weighted average yield of loans increased 8 basis points to 7.17% compared to 7.09% for the same period in 2008.

Interest income from the securities portfolio increased by $362,000 to $4.0 million for the six month period ended June 30, 2009 from $3.6 million for the six month period ended June 30, 2008. For the three month period ended June 30, 2009, interest income from the securities portfolio increased by $70,000 to $2.0 million compared to the same period in 2008. In the first quarter of 2009, the Company sold $30.0 million of securities and purchased $23.2 million of securities as part of a restructuring of the securities portfolio. For the six months ended June 30, 2009, the tax equivalent yield on securities was 5.57% compared to 5.46% for the same period in 2008. The tax equivalent yield on securities for the three months ended June 30, 2009 increased 38 basis points to 5.71% compared to 5.33% for the three months ended June 30, 2008.

Interest expense on deposits increased $679,000 to $8.1 million for the six months ended June 30, 2009, compared to $7.4 million for the same period in 2008. Interest expense on deposits for the three months ended June 30, 2009, increased $469,000 compared to the same period in 2008. The mix of demand and savings deposits versus time deposits changed slightly to 58.3% in savings and demand deposits, versus 41.7% in time deposits at June 30, 2009. At June 30, 2008, the mix had been 62.2% in savings and demand deposits, versus 37.8% in time deposits. For the three months ended June 30, 2009, average deposits increased $162.8 million to $784.5 million, compared to the same period in 2008.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, decreased $259,000 from the three months ended June 30, 2008 to $3,000 for the three months ended June 30, 2009. For the six months ended June 30, 2009, interest expense for securities sold under agreements to repurchase was $25,000 compared to $647,000 for the same period in 2008. Tredegar Institutional Select earns interest at a rate equal to approximately 90% of the Federal Home Loan Bank of Atlanta’s overnight rate. Interest expense related to short-term borrowings and long-term debt decreased $1.5 million from $3.6 million for the six months ended June 30, 2008 to $2.1 million for the six months ended June 30, 2009.

The net interest margin, on a tax equivalent basis, was 4.36% for the six months ended June 30, 2009 compared to 3.98% for the same period in 2008. For the three months ended June 30, 2009, the net interest margin, on a tax equivalent basis, was 4.36% compared to 4.03% for the same period in 2008. The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2009 and 2008 is 34.0%. The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Six Months Ended
	June 30,
	2009	2008
GAAP measures:	(in thousands)
Interest Income – Loans	$ 25,820	$ 24,084
Interest Income - Investments & Other	4,031	3,781
Interest Expense – Deposits	8,115	7,436
Interest Expense - Other Borrowings	2,142	4,255
Total Net Interest Income	$ 19,594	$ 16,174
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	760	505
Total Tax Benefit Realized on Non-Taxable Interest Income	$ 760	$ 505
Total Tax Equivalent Net Interest Income	$ 20,354	$ 16,679

	For the Three Months Ended
	June 30,
	2009	2008
GAAP measures:	(in thousands)
Interest Income – Loans	$ 12,870	$ 11,925
Interest Income - Investments & Other	1,990	1,963
Interest Expense – Deposits	3,959	3,490
Interest Expense - Other Borrowings	991	1,951
Total Net Interest Income	$ 9,910	$ 8,447
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	385	259
Total Tax Benefit Realized on Non-Taxable Interest Income	$ 385	$ 259
Total Tax Equivalent Net Interest Income	$ 10,295	$ 8,706

The increase in tax equivalent net interest margin was attributed to the decrease in the rate on interest bearing liabilities. The Company’s total average earning assets increased $99.2 million when comparing the six months ended June 30, 2009 to the six months ended June 30, 2008, while the yield on average earnings assets decreased by 21 basis points when comparing the same periods. When comparing the three months ended June 30, 2009 to the same period in 2008, the Company’s total average earning assets increased $77.8 million, while the yield on average earnings assets decreased by nine basis points when comparing the same periods. Average balances in interest checking, regular savings and money market accounts increased by $63.5 million when comparing the three months ended June 30, 2009 to the same period in 2008. The weighted average cost of these accounts for the three months ended June 30, 2009 and 2008 was 1.25% and 1.74%, respectively. The average balance of certificates of deposits increased $107.0 million when comparing the three months ended June 30, 2009 to the three months ended June 30, 2008. The weighted average cost of the Company’s certificates of deposits decreased 57 basis points to 3.49% for the three months ended June 30, 2009.

Other Income

Other income includes, among other items, fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company and Middleburg Investment Advisors. Other income also includes income from the Company’s 57.1% ownership interest in Southern Trust Mortgage, LLC. Other income increased 43.6% to $6.1 million for three months ended June 30, 2009 compared to the same period in 2008. For six months ended June 30, 2009, other income increased 22.5% to $11.1 million, compared to the same period in 2008.

Commissions and fees from trust and investment advisory activities decreased 18.9% to $792,000 for the three month period ended June 30, 2009 compared to $978,000 for the same period in 2008. For the six month period ended June 30, 2009, commissions and fees from trust and investment advisory activities decreased 19.0% or $372,000 to $1.6 million compared to $2.0 million for the same period in 2008. Consolidated investment advisory fees provided by Middleburg Investment Advisors totaled $737,000 for the six months ended June 30, 2009 compared to $948,000 for the same period in 2008. At June 30, 2009, assets under administration at Middleburg Investment Advisors had decreased $101.5 million from $481.1 million at June 30, 2008 to $379.6 million. Consolidated fiduciary fees for services, provided by Middleburg Trust Company, decreased 15.9% to $852,000 for the six months ended June 30, 2009 from $1.0 million for the six months ended June 30, 2008. At June 30, 2009, Middleburg Trust Company managed $661.3 million in assets, including intercompany assets of $117.4 million, an increase of 16.2% or $92.4 million from assets under administration of $568.9 million, including intercompany assets of $123.7 million, at June 30, 2008. Fiduciary fees are based upon the market value of the accounts under administration.

Service charges on deposits decreased 3.4% to $945,000 for the six months ended June 30, 2009, compared to $978,000 for the same period in 2008. For the three months ended June 30, 2009, service charges on deposits decreased 3.0% to $490,000 compared to the same period in 2008. Other service charges, commissions and fees, which include certain loan fees and other retail banking fees, decreased $28,000 or 8.6% to $297,000 for the six months ended June 30, 2009 when compared to the same period in 2008. Loan processing fees, which are included in other service charges, decreased $29,000 for the six months ended June 30, 2009 compared to the same period in 2008. The decrease in loan processing fees is the result of the slower growth in the loan portfolio.

The Company sold $59.2 million securities and purchased $56.4 million securities during the six months ended June 30, 2009. The Company realized a net gain of $1.1 million on the sale of securities in the six months ended June 30, 2009. The Company has identified one other-than-temporarily impaired security in its portfolio and has elected to recognize decreases in the fair market value of the security through earnings. During the six months ended June 30, 2009, the Company recognized a loss of $179,000 related to the other-than-temporarily impaired security. For the three months ended June 30, 2009 no loss was recognized as a result of the impaired security.

Commissions on investment sales increased 5.3% to $257,000 for the six months ended June 30, 2009, compared to $244,000 for the six months ended June 30, 2008. For the three months ended June 30, 2009, commissions on investment sales increased 35.4% to $172,000 compared to the three months ended June 30, 2008. The Company currently has four financial consultants who are available to each of the Company’s financial service centers.

The revenues and expenses of Southern Trust Mortgage for the three months and six months ended June 30, 2008 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Non-controlling Interest in Consolidated Subsidiary.” Accordingly, gains and fees on loans held for sale of $6.7 million, which were generated by

Southern Trust Mortgage during the six months ended June 30, 2009, are being reported as part of consolidated other income, compared to $5.3 million for the same period in 2008. Southern Trust Mortgage closed $587.9 million in loans during the six months ended June 30, 2009, compared to $340.7 for the same period in 2008.

Income earned from the Bank’s $13.7 million investment in Bank Owned Life Insurance (BOLI) contributed $130,000 and $257,000 to total other income for the three and the six months ended June 30, 2009, respectively. The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004 and an additional $485,000 in the second quarter of 2007 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Other operating income decreased $61,000 to $183,000 for the six months ended June 30, 2009, compared to the same period in 2008. For the three months ended June 30, 2009, other operating income decreased 34.9% to $56,000 compared to the three months ended June 30, 2009.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead. Total other expense increased $2.6 million from $10.4 million for the three months ended June 30, 2008 to $13.0 million for the three months ended June 30, 2009. For the six months ended June 30, 2009, total other expense increased to $24.9 million from $20.9 million for the six months ended June 30, 2008. However, when taken as a percentage of total average assets, other expense was 2.5% of total average assets for the six months ended June 30, 2009 and compared to 2.3% in 2008.

Salaries and employee benefits increased $1.9 million or 14.4% when comparing the six months ended June 30, 2009 to the six months ended June 30, 2008. For the three months ended June 30, 2009, salaries and employee benefits increased $1.2 million to $7.7 million. Commissions paid to mortgage originators for increased production contributed to the increase in salary expense. The remainder of the increase is the result of increases in staff.

Net occupancy expense increased by $126,000 or 4.5% from $2.8 million for the six months ended June 30, 2008 to $3.0 million for the six months ended June 30, 2009. For the three months ended June 30, 2009, net occupancy expense increased $134,000 or 9.4% to $1.6 million. The increases are the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Other tax expense decreased 9.4% to $290,000 for the six months ended June 30, 2009 from $320,000 for the six months ended June 30, 2008. Other tax expense includes the state franchise tax paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax. The tax is based on each subsidiary’s equity capital at January 1st, net of adjustments, respectively. Total capital of Middleburg Bank increased 0.2% from January 1, 2008 to January 1, 2009, while total capital for Middleburg Trust Company increased 0.2% during the same period.

Advertising expense decreased $42,000 for the six months ended June 30, 2009 compared to $407,000 for the six months ended June 30, 2008. For the three months ended June 30, 2009, advertising expense was $216,000, compared to $305,000 for the three months ended June 30, 2008.

Computer operations expense increased 21.7% to $661,000 for the six months ended June 30, 2009 compared to $543,000 for the six months ended June 30, 2008. For the three months ended June 30,

2009, computer operations expense increased $84,000 to $360,000. The change is the result of increases related to on-line banking services and technology purchases.

Other real estate owned expense increased $1.3 million to $1.4 million for the six months ended June 30, 2009 compared to $149,000 for the six months ended June 30, 2008. For the three months ended June 30, 2009, other real estate owned expense increased $556,000 to $649,000. The increase was due to legal expenses related to foreclosure, valuation adjustments and losses on the sales of these assets

FDIC insurance expense increased $843,000 to $1.1 million for the six months ended June 30, 2009 compared to $214,000 for the six months ended June 30, 2009. For the three months ended June 30, 2009, FDIC insurance expense increased $666,000 to $777,000. FDIC insurance premiums have increased due to the economic climate. The FDIC has levied a one time special assessment on banks so the reserves can be restored in the deposit insurance fund. The increase includes $481,000 for the special assessment.

Legal expense decreased $88,000 to $299,000 for the six months ended June 30, 2009 from $387,000 for the six months ended June 30, 2008. Higher legal expenses were incurred during the three months ended March 31, 2008 due to the increases in foreclosure activities experienced.

Other expense decreased 6.8% or $206,000 to $2.8 million for the six months ended June 30, 2009 from $3.0 million for the six months ended June 30, 2008. The decrease is the result of general cost cutting efforts by the Company.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2009 was $9.4 million, or 1.4% of total loans, compared to $9.8 million, or 1.4% of total loans at June 30, 2008. The provision for loan losses was $2.6 million for the six months ended June 30, 2009, compared to $4.4 million for the six months ended June 30, 2008. For the three months ended June 30, 2009, the provision for loan losses was $1.6 million, compared to $2.3 million for the same period in 2008. For the six months ended June 30, 2009, net loan charge-offs totaled $3.2 million, compared to net loan charge-offs of $3.0 million for the same period in 2008. There were no loans past due 90 days or more at June 30, 2009, compared to $2.7 million at June 30, 2008. Non-performing loans were $13.0 million at June 30, 2009, compared to $6.9 million at June 30, 2008. Given the increase in problem loans, continued uncertainty in the economy, and the current nationwide credit crisis, the Company deemed it prudent to strengthen its allowance for loan losses. Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at June 30, 2009. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at June 30, 2009 and December 31, 2008 was $103.5 million and $77.6 million, respectively. Total common shares outstanding at June 30, 2009 were 4,993,245.

At June 30, 2009, the Company’s tier 1 and total risk-based capital ratios were 13.5% and 14.7%, respectively, compared to 10.3% and 11.6% at December 31, 2008. The Company’s leverage ratio was 10.6% at June 30, 2009 compared to 8.4% at December 31, 2008. The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

With the issuance of $22.0 million in preferred stock to the U.S. Treasury under the Capital Purchase Program, the Company is required to pay dividends of 5.0% on the preferred stock during the first five years and 9.0% thereafter.

On March 31, 2009, the Company issued 196,000 shares to an accredited investor. On June 2, 2009 the Company issued 258,545 shares to the same accredited investor. Both issuances were completed at $11.00 per common share. On July 31, the Company issued 1.7 million shares at $10.75 per common share. The underwriters have the option to purchase an additional 208,598 shares at $10.75 per common share. The total proceeds from the issuances of common stock during 2009 is approximately $22.1 million.

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

During the six months ended June 30, 2009, the Company increased its cash liquidity position by investing the proceeds of maturities and principal payments of securities into federal funds sold as a precaution against the economic uncertainties and the resulting volatility that occurred in the securities markets. The Company has relied on wholesale funding and issued trust preferred securities to support its growth in the past. The Company will continue to evaluate funding alternatives as necessary to support future growth.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Company maintains federal funds lines with large regional and money-center banking institutions. These available lines totaled $15.0 million, none of which were outstanding at June 30, 2009. Federal funds purchased during the first six months of 2009 averaged $0 compared to an average of $543,000 during the same period in 2008. At June 30, 2009 and December 31, 2008, the Company had $19.5 million and $22.7 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $279.9 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Company utilized the credit line for both overnight and long-term funding throughout the first three months of 2009. Southern Trust Mortgage has a $25.0 million revolving line of credit and a $20.0 million temporary line of credit with a regional bank, which is primarily used to fund its loans held for sale. At June 30, 2009, these lines had an outstanding balance of $21.3 million and are included in total short-term borrowings. Short-term and long-term advances averaged $31.1 million and $81.8 million, respectively, for the six months ended June 30, 2009.

At June 30, 2009, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 35.6% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit decreased $12.7 million to $82.5 million at June 30, 2009 compared to $95.2 million at December 31, 2008. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows. Standby letters of credit were $1.2 million at June 30, 2009. This amount is a decrease from $1.8 million at December 31, 2008.

Contractual obligations increased $10.9 million to $109.1 million at June 30, 2009 compared to $120.0 million at December 31, 2008. This change results from maturities on certain long-term debt obligations and decreases in operating lease obligations. Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the 2008 Form 10-K.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	changes in general economic and business conditions in the Company’s market area;
•	changes in banking and other laws and regulations applicable to the Company;
•	maintaining asset qualities;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changing trends in customer profiles and behavior;
•	maintaining cost controls and asset qualities as the Company opens or acquires new branches;
•	changes in interest rates and interest rate policies;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Company;
•	maintaining capital levels adequate to support the Company’s growth; and
•	other factors described in Item 1A, “Risk Factors,” included in this Form 10Q and the 2008 Form 10-K.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings. ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk. The model prepared for June 30, 2009 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis as of June 30, 2009 and December 31, 2008.

	Estimated Net Interest Income Sensitivity
Rate Change	As of June 30, 2009	As of December 31, 2008
+ 200 bp	(1.3%)	(17.4%)
- 200 bp	(7.5%)	4.1%

At June 30, 2009, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 1.3% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could decrease by 7.5% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2008, the Company’s balance sheet has grown by $59.4 million. Increased deposits have provided the funding for the growth in the loan portfolio. The Company’s interest rate profile is symmetrical for the next 12 months. Based upon a June 30, 2009 simulation, the Company could expect an average negative impact to net interest income of $413,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $2.4 million over the next 12 months.

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

Item 1A. Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2008. Except as noted below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The ability of our bank subsidiary to pay dividends to us is limited by the bank’s obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on their dividends under federal and state bank regulatory requirements. In July 2009, we announced that we had cut the regular quarterly dividend to $0.10 per share, from $0.19 per share, in light of continued weak economic conditions. We cannot be certain as to when, if ever, the dividend may be increased, nor can we be certain that further reductions of the dividend will not be made.

In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Board of Governors of the Federal Reserve System, or the Federal Reserve, regarding capital adequacy and dividends. The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred debt) on our financial condition. These guidelines also require that we review our net income for the current and past four quarters, and the level of dividends on common stock and other Tier 1 capital instruments for those periods, as well as our projected rate of earnings retention.

Under the Federal Reserve’s policy, the board of directors of a bank holding company should also consider different factors to ensure that its dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with the its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. If we do not satisfy these regulatory requirements or the Federal Reserve’s policies, we will be unable to pay dividends on our common stock.

We also are subject to certain limitations on our ability to pay dividends as a result of our issuance of preferred stock to the U.S. Treasury pursuant to the Capital Purchase Program. The preferred stock is in a superior ownership position compared to our common stock. Dividends must be paid to the preferred stock holder before they can be paid to our common shareholders. In addition, prior to

January 30, 2012, unless we have redeemed the preferred stock or the U.S. Treasury has transferred the preferred stock to a third party, the consent of the Treasury will be required for us to increase our common stock dividend or repurchase our common stock or other equity or capital securities, other than in certain circumstances. If the dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, our authorized number of directors will be automatically increased by two and the holders of the preferred stock will have the right to elect those directors at our next annual meeting or at a special meeting called for that purpose; these two directors will be elected annually and will serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full. These restrictions could limit our ability to pay dividends on our common stock.

Further, we cannot pay any dividends on the common stock, or acquire any shares of common stock, if any distributions on our trust preferred securities are in arrears.

A substantial decline in the value of our Federal Home Loan Bank of Atlanta common stock may result in an other than temporary impairment charge.

We are a member of the Federal Home Loan Bank of Atlanta, or FHLB, which enables us to borrow funds under the Federal Home Loan Bank advance program. As a FHLB member, we are required to own FHLB common stock, the amount of which increases with the level of our FHLB borrowings. The carrying value and fair market value of our FHLB common stock was $5.1 million as of June 30, 2009. On January 30, 2009, the FHLB announced that in light of the FHLB’s other-than-temporary impairment analysis it was still completing for the fourth quarter of 2008, the FHLB deferred the declaration of the fourth quarter dividend. The FHLB has also suspended daily repurchases of FHLB common stock, which adversely affects the liquidity of these shares. Consequently, there is a risk that our investment could be deemed other than temporarily impaired at some time in the future.

Increases in FDIC insurance premiums may cause our earnings to decrease.

The limit on FDIC coverage has been temporarily increased to $250,000 for all accounts through December 31, 2013. As a result, the FDIC almost doubled its assessment rate on well-capitalized institutions by raising the assessment rate 7 basis points at the beginning of 2009. The FDIC has adopted another final rule effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk, make corresponding changes to assessment rates beginning with the second quarter of 2009, as well as other changes to the deposit insurance assessment rules. On September 30, 2009, the FDIC will collect a special assessment of five basis points on an FDIC-insured depository institution’s assets, minus Tier 1 capital. The special assessment is accrued as a liability for the quarter ending June 30, 2009 and is capped at 10 basis points of an institution’s domestic deposits. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future.

Revenue from our mortgage lending investment is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our profits.

Our mortgage banking subsidiary, Southern Trust Mortgage, has provided a significant portion of our consolidated business and maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors. For the six months ended June 30, 2009, Southern Trust Mortgage produced net income of approximately $1.7 million attributable to Middleburg. Loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect Southern Trust Mortgage’s mortgage originations and, consequently, reduce its income from mortgage lending activities. In addition, new legislation, including proposed legislation that would require Southern Trust Mortgage to retain five percent of the credit risk of securitized exposures, could adversely affect its operations.

We could also experience a reduction in the carrying value of our equity investment in Southern Trust Mortgage if Southern Trust Mortgage operations are negatively impacted. The carrying value for Southern Trust Mortgage at June 30, 2009 was approximately $6.4 million. A reduction in our carrying value could negatively impact our net income through an impairment expense.

Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain of these cases where Southern Trust Mortgage has originated loans and sold them to investors, it may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. Such repurchases or settlements would also adversely affect our net income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 22, 2009 in Middleburg, Virginia. The shareholders elected 12 directors for terms of one year each, and to consider and approve a non-binding proposal regarding the compensation of executive officers as disclosed in the proxy statement.

The votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD
Howard M. Armfield	3,723,228	85,329
Henry F. Atherton, III	3,740,039	68,518
Joseph L. Boling	3,733,268	75,289
Childs F. Burden	3,723,532	85,025
J. Bradley Davis	3,718,675	89,882
Alexander G. Green, III	3,715,075	93,482
Gary D. LeClair	3,745,193	63,364
John C. Lee, IV	3,689,605	118,952
Keith W. Meurlin	3,689,605	85,491
Janet A. Neuharth	3,711,912	96,645
Gary R. Shook	3,745,169	63,388
James R. Treptow	3,750,023	58,534

The votes cast for, against or abstain for the consideration and approval of a non-binding proposal regarding the compensation of executive officers as disclosed in the proxy statement were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
3,206,078	430,228	172,251	0

There were no other matters presented to the Company’s shareholders during the quarter ended June 30, 2009.

Item 5. Other Information

None

Item 6. Exhibits

3.1	Bylaws of Middleburg Financial Corporation (restated in electronic format as of April 22, 2009) (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 28, 2009).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: August 10, 2009	/s/ Joseph L. Boling
Joseph L. Boling
Chairman of the Board
& Chief Executive Officer

Date: August 10, 2009	/s/ Rodney J. White
Rodney J. White

Vice President & Chief Accounting Officer

EXHIBIT INDEX

Exhibits

3.1	Bylaws of Middleburg Financial Corporation (restated in electronic format as of April 22, 2009) (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 28, 2009).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350