Form 10-Q
period 2009-09-30
MIDDLEBURG FINANCIAL CORP
filed 2009-11-10
CIK 914138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,901,843 shares of Common Stock as of November 9, 2009

MIDDLEBURG FINANCIAL CORPORATION

INDEX

Part I.	Financial Information	Page No.

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Shareholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	46

Part II.	Other Information

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults upon Senior Securities	47

Item 4.	Submission of Matters to a Vote of Security Holders	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

Signatures	48

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2009	2008
Assets:
Cash and due from banks	$ 80,646	$ 23,980
Interest bearing deposits in banks	2,214	2,400
Federal funds sold	--	9,000
Securities available for sale	168,049	181,312
Loans held for sale	36,826	40,301
Loans, net of allowance for loan losses of $9,227,
September 30, 2009; and $10,020, December 31, 2008	643,293	662,375
Premises and equipment, net	22,848	22,987
Goodwill and identified intangibles	6,574	6,744
Other real estate owned	8,537	7,597
Accrued interest receivable and other assets	28,790	28,495
Total assets	$ 997,777	$ 985,191
Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$ 105,648	$ 110,537
Savings and interest bearing demand deposits	380,527	300,006
Time deposits	301,453	334,239
Total deposits	$ 787,628	$ 744,782
Securities sold under agreements to repurchase	19,808	22,678
Short-term borrowings	7,112	40,944
Long-term debt	43,000	84,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	9,853	10,027
Commitments and contingent liabilities	--	--
Total liabilities	$ 872,556	$ 907,586
Shareholders' Equity:
Common stock, par value $2.50 per share,
authorized 20,000,000 shares;
issued and outstanding at September 30, 2009 - 6,901,843 shares
issued and outstanding at December 31, 2008 – 4,534,317 shares	$ 17,255	$ 11,336
Preferred stock, net of unamortized discount on warrants,
authorized 1,000,000 shares;
issued and outstanding at September 30, 2009 - 22,000 shares	21,597	--
Capital surplus	42,703	23,967
Retained earnings	43,076	43,555
Accumulated other comprehensive loss, net	(2,203)	(3,181)
Total Middleburg Financial Corporation shareholders' equity	$ 122,428	$ 75,677
Non-controlling interest in consolidated subsidiary	2,793	1,928
Total shareholders' equity	$ 125,221	$ 77,605
Total liabilities and shareholders' equity	$ 997,777	$ 985,191

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Unaudited		Unaudited
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest and Dividend Income
Interest and fees on loans	$ 37,793	$ 36,052	$ 11,973	$ 11,968
Interest on tax-exempt investment securities	--	4	--	--
Interest and dividends on securities available for sale:
Taxable	3,622	3,709	1,159	1,313
Tax-exempt	2,248	1,524	774	548
Dividends	64	348	28	109
Interest on deposits in banks and federal funds sold	95	245	37	79
Total interest and dividend income	$ 43,822	$ 41,882	$ 13,971	$ 14,017
Interest Expense
Interest on deposits	$ 11,981	$ 11,229	$ 3,866	$ 3,793
Interest on securities sold under agreements to repurchase	32	784	7	137
Interest on short-term borrowings	518	1,721	51	416
Interest on long-term debt	2,341	3,408	691	1,105
Total interest expense	$ 14,872	$ 17,142	$ 4,615	$ 5,451
Net interest income	$ 28,950	$ 24,740	$ 9,356	$ 8,566
Provision for loan losses	3,584	4,689	964	318
Net interest income after provision for loan losses	$ 25,366	$ 20,051	$ 8,392	$ 8,248
Other Income
Trust and investment advisory fee income	$ 2,402	$ 2,909	$ 813	$ 947
Service charges on deposit accounts	1,419	1,481	474	503
Net gains on securities available for sale	1,345	522	275	316
Other-than-temporary impairment loss on securities[1]	(712)	(1,565)	(533)	(1,100)
Commissions on investment sales	405	338	148	94
Net gains on loans held for sale	8,577	6,860	2,407	2,274
Fees on loans held for sale	722	1,190	195	443
Bank-owned life insurance	380	360	123	115
Other service charges, commissions and fees	400	439	103	114
Other operating income	235	515	52	271
Total other income	$ 15,173	$ 13,049	$ 4,057	$ 3,977
Other Expense
Salaries and employees’ benefits	$ 21,855	$ 19,015	$ 6,925	$ 5,964
Net occupancy and equipment expense	4,404	4,326	1,454	1,502
Other taxes	438	482	148	162
Advertising	549	544	184	137
Computer operations	946	811	285	268
Other real estate owned	2,163	391	703	242
FDIC Insurance	1,567	349	510	135
Other operating expenses	4,834	5,043	1,696	1,634
Total other expense	$ 36,756	$ 30,961	$ 11,905	$ 10,044
Income before income taxes	$ 3,783	$ 2,139	$ 544	$ 2,181
Income tax expense (benefit)	69	423	(92)	655
Net income	$ 3,714	$ 1,716	$ 636	$ 1,526
Less: net (income) loss attributable to non-controlling interest	(1,307)	353	(26)	29
Net income attributable to Middleburg Financial Corporation	$ 2,407	$ 2,069	$ 610	$ 1,555
Amortization of discount on preferred stock	26	--	10	--
Dividend on preferred stock	733	--	275	--
Net income available to common shareholders	$ 1,648	$ 2,069	$ 325	$ 1,555
Earnings per share, basic	$ 0.32	$ 0.46	$ 0.05	$ 0.34
Earnings per share, diluted	$ 0.32	$ 0.45	$ 0.05	$ 0.34
Dividends per share	$ 0.48	$ 0.57	$ 0.10	$ 0.19
[1] Consisting of $1,948 and $2,128 of total other-than-temporary impairment losses, net of $1,324 and $1,416 recognized in other comprehensive income, for the quarter and nine months ended September 30, 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2009 and 2008

(In Thousands, Except Share Data)

(Unaudited)

	Middleburg Financial Corporation Shareholders
									Accumulated
									Other
	Preferred		Common		Capital		Retained		Comprehensive		Comprehensive		Non-controlling
	Stock		Stock		Surplus		Earnings		Loss[1]		Income		Interest		Total
Balances - December 31, 2007	$ --		$ 11,316		$ 23,817		$ 43,773		$ (1,002)				$ --		$ 77,904
Consolidation of subsidiary shares from
non-controlling interest													3,472		3,472
Comprehensive loss
Net income							2,069				$ 2,069		(353)		1,716
Other comprehensive losses net of tax:
Unrealized holding losses arising during the
period (net of tax, $2,350)											(4,560)
Reclassification adjustment (net of tax, $355)											688
Other comprehensive loss (net of tax, $1,994)									(3,872)		$ (3,872)				(3,872)
Total comprehensive loss											$ (1,803)
Cash dividends declared							(2,581)								(2,581)
Distributions to non-controlling interest													(770)		(770)
Reduction due to change in pension
measurement date							(191)								(191)
Share-based compensation					45										45
Issuance of common stock (2,500 shares)			6		23										29
Balances – September 30, 2008	$ --		$ 11,322		$ 23,885		$ 43,070		$ (4,874)				$ 2,349		$ 75,752
Balances - December 31, 2008 Balances - December 31, 2008	$ --		$ 11,336		$ 23,967		$ 43,555		$ (3,181)				$ 1,928		$ 77,605
Comprehensive income
Net income							2,407				$ 2,407		$ 1,307		3,714
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax, $719)											1,396
Reclassification adjustment (net of tax, $215)											(418)
Other comprehensive income (net of tax, $504)									978		$ 978				978
Total comprehensive income											$ 3,385
Cash dividends:
Common stock							(2,264)								(2,264)
Preferred stock							(596)								(596)
Distributions to non-controlling interest													(442)		(442)
Share-based compensation					86										86
Issuance of preferred stock and related warrants	21,571				429										22,000
Amortization of preferred stock discount	26						(26)								--
Issuance of common stock (2,367,526 shares)			5,919		18,221										24,140
Balances – September 30, 2009	$ 21,597	.	$ 17,255	.	$ 42,703	.	$ 43,076	.	$ (2,203)	.		.	$ 2,793	.	$ 125,221

1 Total accumulated other comprehensive income includes an other than temporary amount of $1,416, net of tax of $481 for the nine months ended September 30, 2009.

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$ 2,407	$ 2,069
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,584	4,689
Depreciation and amortization	1,404	1,469
Equity in distributions in excess of earnings (undistributed earnings) of affiliate	71	(12)
Non-controlling interest in earnings (losses) in consolidated subsidiary	1,307	(353)
Valuation adjustment on other real estate owned	1,556	--
Net loss on sale of other real estate owned	91	--
Net (gains) losses on securities available for sale	(633)	1,043
Originations of loans held for sale	(755,883)	(481,078)
Proceeds from sales of loans held for sale	767,935	490,455
Net (gains) on mortgages held sale	(8,577)	(6,860)
Net loss on disposal of premises and equipment	1	7
Premium amortization on securities, net	197	105
Share-based compensation	86	45
(Increase) in other assets	(1,140)	(1,004)
(Decrease) in other liabilities	(27)	(365)
Net cash provided by operating activities	$ 12,379	$ 10,210

Cash Flows from Investing Activities
Proceeds from maturity, principal pay downs and calls on investment securities	$ --	$ 155
Proceeds from maturity, principal pay downs and
calls of securities available for sale	20,258	13,743
Proceeds from sale of investment securities	--	526
Proceeds from sale of securities available for sale	79,908	46,655
Purchase of securities available for sale	(84,984)	(94,811)
Proceeds from sale of other real estate owned	1,375	--
Net decrease in loans	11,536	571
Investment by non-controlling interest in consolidated subsidiary	--	438
Proceeds from consolidation of subsidiary	--	1,616
Purchase of premises and equipment	(965)	(3,284)
Net cash provided by (used in) investing activities	$ 27,128	$ (34,391)

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

(In Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2009	2008

Cash Flows from Financing Activities
Net increase in non-interest bearing and interest
bearing demand deposits and savings accounts	$ 75,632	$ 62,980
Net (decrease) increase in certificates of deposits	(32,786)	43,462
(Decrease) in securities sold under agreements to repurchase	(2,870)	(26,392)
Net (decrease) in federal funds purchased	--	(500)
Proceeds from short-term borrowings	357,118	776,736
Payment on short-term borrowings	(390,950)	(821,267)
Proceeds from long-term debt	--	16,000
Payment on long-term debt	(41,000)	(15,000)
Distributions by subsidiary to non-controlling interest	(442)	--
Payment of dividends on preferred stock	(596)	--
Payment of dividends on common stock	(2,273)	(2,676)
Issuance of preferred stock	22,000	--
Issuance of common stock	24,140	29
Net cash provided by financing activities	$ 7,973	$ 33,372
Increase in cash and cash equivalents	$ 47,480	$ 9,191

Cash and Cash Equivalents
Beginning	35,380	20,216
Ending	$ 82,860	$ 29,407

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$ 15,505	$ 18,443
Income taxes	854	765

Supplemental Disclosures for Non-Cash
Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	1,482	(5,867)
Transfer of loans to other real estate owed	3,962	6,810

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2009, the results of operations for the three months and the nine months ended September 30, 2009 and 2008 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2009 and 2008, in accordance with accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) of Middleburg Financial Corporation (the “Company”). The results of operations for the three month and the nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. Subsequent events have been considered through November 9, 2009, the same date on which these financial statements were issued.

Note 2.	Stock–Based Compensation Plan

As of September 30, 2009, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units. The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan. Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company. The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company granted 72,263 stock options on March 16, 2009. The stock options have an exercise price of $14.00 per share, a three year vesting period and a ten year life. As a result of this grant, the Company recognized $17,000 in compensation expense for the nine months ended September 30, 2009. The Company utilized a Black-Scholes option model to fair value the stock options. The key assumptions used to determine the relative fair value of the stock options included volatility of 26.6%, an expected life of six years and a risk-free rate of 2.23%. In addition, the Company assumed a dividend yield of 2.5%. For stock-based compensation granted in prior years, the Company recognized $68,000 in compensation expense for the nine months ended September 30, 2009.

The following table summarizes stock options awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

September 30, 2009
Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding at beginning of year	--	$ --
Granted	72,263	14.00
Exercised	--	--
Forfeited	--	--
Outstanding at end of period	72,263	$ 14.00	$ --

None of the stock options awarded under the 2006 Equity Compensation Plan were vested at the end of the period. At September 30, 2009 the exercise price of these stock options was greater than the market price. The weighted average grant date fair value for all share-based compensation outstanding under the 2006 Equity Compensation Plan was $6.31 at September 30, 2009.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

	September 30, 2009
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning of year	26,680	$ 20.54
Granted	--	--
Vested	(2,853)	24.63
Forfeited	--	--
Non-vested at end of period	23,827	$ 20.05	$ 311,000

The weighted average remaining contractual term for non-vested restricted stock at September 30, 2009 was 1.8 years. As of September 30, 2009, there was $509,000 of total unrecognized compensation expense related to the non-vested awards under the 2006 Equity Compensation Plan.

The following table summarizes options outstanding under the Company’s 1997 Stock Incentive Plan at the end of the reportable period.

	September 30, 2009
		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding at beginning of year	158,380	$ 19.80
Granted	--	--
Exercised	(650)	12.38
Forfeited	(3,780)	15.63
Outstanding at end of period	153,950	$ 19.93	$ --
Exercisable at end of period	153,950	$ 19.93	$ --

The weighted average remaining contractual term for options outstanding and exercisable under the 1997 Stock Incentive Plan at September 30, 2009 was 2.2 years. The weighted average grant date fair value was $5.95 at September 30, 2009 for share-based compensation outstanding under the 1997 Stock Incentive Plan.

Note 3.	Securities

Amortized costs and fair values of securities available for sale at September 30, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$ 15,907	$ 99	$ --	$ 16,006
Obligations of states and
Political subdivisions	70,519	1,024	(724)	70,819
Mortgage-backed securities:
Agency	46,246	936	(20)	47,162
Non-agency	26,842	468	(89)	27,221
Corporate preferred stock	38	--	(5)	33
Restricted stock	6,225	--	--	6,225
Other	2,768	2	(2,187)	583
	$ 168,545	$ 2,529	$ (3,025)	$ 168,049

Amortized costs and fair values of securities available for sale at December 31, 2008 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
	(In Thousands)
Obligations of states and
political subdivisions	$ 64,251	$ 241	$ (4,569)	$ 59,923
Mortgage-backed securities:
Agency	107,376	2,372	(89)	109,659
Non-agency	1,728	--	(103)	1,625
Corporate preferred stock	39	--	(9)	30
Restricted stock	6,416	--	--	6,416
Other	3,480	1,211	(1,032)	3,659
	$ 183,290	$ 3,824	$ (5,802)	$ 181,312

At September 30, 2009, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
Obligations of states
and political subdivisions	$ 2,154	$ (13)	$ 20,821	$ (711)	$ 22,975	$ (724)
Mortgage-backed securities:
Agency	1,310	(19)	1,092	(1)	2,402	(20)
Non-agency	3,862	(89)	--	--	3,862	(89)
Corporate preferred stock	33	(5)	--	--	33	(5)
Other	--	--	374	(771)	374	(771)
Total temporarily
impaired securities	$ 7,359	$ (126)	$ 22,287	$ (1,483)	$ 29,646	$ (1,609)

At December 31, 2008, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
Obligations of states
and political subdivisions	$ 43,843	$ (3,918)	$ 4,439	$ (651)	$ 48,282	$ (4,569)
Mortgage-backed securities:
Agency	17,888	(70)	2,992	(19)	20,880	(89)
Non-agency	1,197	(55)	428	(48)	1,625	(103)
Corporate preferred stock	30	(9)	--	--	30	(9)
Other	1,710	(793)	453	(239)	2,163	(1,032)
Total temporarily
impaired securities	$ 64,668	$ (4,845)	$ 8,312	$ (957)	$ 72,980	$ (5,802)

Certain of the other debt securities are related to corporate securities. For these investments within the scope of EITF 99-20 (ASC 320 Investments – Debt and Equity Securities) at acquisition, the Company evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Company considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information. The Company analyzed the cash flow characteristics of these securities.

The Company has identified three other than temporarily impaired securities within its portfolio and has elected to recognize losses through the income statement. During the nine months ended September 30, 2009, the Company recognized credit related impairment losses of $712,000 on trust preferred securities included within a collateralized debt obligation held by the Company.

The following table provides further information on these three securities as of September 30, 2009 (in thousands):

						Cumulative	Amount of
		Current			Estimated	Other	OTTI
	Tranche	Moody's	Par	Book	Fair	Comprehensive	Related to
Security	Level	Ratings	Value	Value	Value	Loss	Credit Loss
MM Community Funding LTD	Class B-A	Ca	$ 1,000	$ 734	72	$ 662	$ 266
MM Community Funding LTD	Class B-A	Ca	1,000	734	72	662	266
Preferred Term XXII	Class D	NR	1,979	105	13	92	180

At September 30, 2009, the Company concluded that no other adverse change in cash flows occurred during the quarter and did not consider any other securities other-than-temporarily impaired. Based on this analysis and because the Company does not intend to sell these securities and it is more likely than not the Company will not be required to sell these securities before recovery of amortized cost basis, which may be at maturity; and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other-than-temporarily impaired at September 30, 2009. However, there is a risk that this review could result in recognition of other-than-temporary impairment charges in the future.

Of the temporarily impaired securities, 42 are investment grade, five are speculative grade and two are non-rated. Obligations of states and political subdivisions make up the largest amount of temporarily impaired securities. The speculative grade securities are asset backed securities that are collateralized by trust preferred issuances of financial institutions. One of the non-rated securities is issued by a local municipality within the Company’s market. The other non-rated security is issued by a corporate note and has a par value of $38,750. This security has a temporary impairment of $5,348. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Note 4.	Loan Portfolio

The consolidated loan portfolio was composed of the following:

	September 30,	December 31,
	2009	2008
	(In Thousands)

Commercial, financial and agricultural	$ 41,615	$ 44,127
Real estate construction	81,699	105,717
Real estate mortgage	511,141	502,701
Consumer installment	17,310	18,868
Total loans	651,765	671,413
Add: Deferred loan costs	755	982
Less: Allowance for loan losses	9,227	10,020
Net loans	$ 643,293	$ 662,375

The Company had $36.8 million and $40.3 million in loans held for sale at September 30, 2009 and December 31, 2008, respectively.

The following table summarizes impaired loans:

	September 30,	December 31,
	2009	2008
(In Thousands)
Impaired loans for which,
a specific allowance has been provided	$ 7,294	$ 11,339
a specific allowance has not been provided	18,141	12,052
Total impaired loans	$ 25,435	$ 23,391
Allowance provided for impaired loans,
included in the allowance for loan losses	$ 1,469	$ 1,006
Average balance of impaired loans	$ 25,964	$ 23,530
Interest income recognized	$ 979	$ 1,344

The Company had $2.4 million and $2.0 million in non-accrual loans excluded from the impaired loan disclosure at September 30, 2009 and December 31, 2008, respectively. If interest on these loans had been accrued, such income would have approximated $239,000 and $156,000 as of September 30, 2009 and December 31, 2008, respectively. There were $1.2 million and $540,000 in loans 90 days past due and still accruing interest on September 30, 2009 and December 31, 2008, respectively.

Note 5.	Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	September 30,	December 31,
	2009	2008
	(In Thousands)
Balance at January 1	$ 10,020	$ 7,093
Southern Trust Mortgage consolidation	--	1,238
Provision charged to operating expense	3,584	5,261
Recoveries added to the allowance	74	47
Loan losses charged to the allowance	(4,451)	(3,619)
Balance at the end of the period	$ 9,227	$ 10,020

Note 6.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Nine Months Ended
	September 30, 2009		September 30, 2008
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings per share	5,208,624	$ 0.32	4,527,225	$ 0.46
Effect of dilutive securities:
stock options and grants	1,993		30,199
Diluted earnings per share	5,210,617	$ 0.32	4,557,424	$ 0.45

	Three Months Ended
	September 30, 2009		September 30, 2008
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings per share	6,256,800	$ 0.05	4,528,476	$ 0.34
Effect of dilutive securities:
stock options and grants	2,578		23,367
Diluted earnings per share	6,259,378	$ 0.05	4,551,843	$ 0.34

The following table shows earnings available to common shareholders used in computing earnings per share.

	For the Nine Months
	Ended September 30,
	2009	2008
Net income	$ 3,714	$ 1,716
Less: net (income) loss attributable to non-controlling interest	(1,307)	353
Net income attributable to Middleburg Financial Corporation	$ 2,407	$ 2,069
Less: effective dividends to preferred shareholders	(759)	--
Net income available to common shareholders	$ 1,648	$ 2,069

At September 30, 2009 and 2008, stock options, restricted grants and warrants representing 284,110 and 100,500 shares, respectively, were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

The following table presents segment information for the nine months ended September 30, 2009 and 2008, respectively.

	For the Nine Months Ended
	September 30, 2009
	Retail	Wealth	Mortgage	Inter-company
(In Thousands)	Banking	Management	Banking	Eliminations	Consolidated
Revenues:
Interest income	$37,020	$5	$7,766	$(969)	$43,822
Wealth management fees	--	2,862	--	(55)	2,807
Other income	2,860	--	9,600	(94)	12,366
Total operating income	$39,880	$2,867	$17,366	$(1,118)	$58,995
Expenses:
Interest expense	$14,359	$--	$1,482	$(969)	$14,872
Salaries and employee benefits	10,017	2,245	9,593	--	21,855
Provision for loan losses	3,673	--	(89)	--	3,584
Other	10,581	1,136	3,333	(149)	14,901
Total operating expenses	$38,630	$3,381	$14,319	$(1,118)	$55,212
Income before income taxes	$1,250	$(514)	$3,047	$--	$3,783
Provision for income taxes	201	(132)	--	--	69
Net income	$1,049	$(382)	$3,047	$--	$3,714
Non-controlling interest in
consolidated subsidiary	--	--	--	1,307	1,307
Net income attributable to
Middleburg Financial Corporation	$1,049	$(382)	$3,047	$(1,307)	$2,407
Total assets	$1,007,416	$6,315	$48,813	$(64,767)	$997,777
Capital expenditures	$923	$10	$32	$--	$965
Goodwill and identified intangibles	$--	$4,707	$1,867	$--	$6,574

	For the Nine Months Ended
	September 30, 2008
	Retail	Wealth	Mortgage	Inter-company
(In Thousands)	Banking	Management	Banking	Eliminations	Consolidated
Revenues:
Interest income	$37,546	$25	$4,463	$(152)	$41,882
Wealth management fees	--	3,313	--	(66)	3,247
Other income	1,534	60	8,311	(103)	9,802
Total operating income	$39,080	$3,398	$12,774	$(321)	$54,931
Expenses:
Interest expense	$15,822	$--	$1,472	$(152)	$17,142
Salaries and employee benefits	9,053	2,086	7,876	--	19,015
Provision for loan losses	3,324	--	1,365	--	4,689
Other	8,061	1,166	2,888	(169)	11,946
Total operating expenses	$36,260	$3,252	$13,601	$(321)	$52,792
Income before income taxes	$2,820	$146	$(827)	$--	$2,139
Provision for income taxes	297	126	--	--	423
Net income	$2,523	$20	$(827)	$--	$1,716
Non-controlling interest in
consolidated subsidiary	--	--	--	353	353
Net income attributable to
Middleburg Financial Corporation	$2,523	$20	$(827)	$353	$2,069
Total assets	$886,729	$6,859	$49,933	$(6,232)	$937,289
Capital expenditures	$2,740	$268	$276	$--	$3,284
Goodwill and identified intangibles	$--	$5,046	$1,895	$--	$6,941

The following table presents segment information for the three months ended September 30, 2009 and 2008, respectively.

	For the Three Months Ended
	September 30, 2009
	Retail	Wealth	Mortgage	Inter-company
(In Thousands)	Banking	Management	Banking	Eliminations	Consolidated
Revenues:
Interest income	$12,423	$1	$1,899	$(352)	$13,971
Wealth management fees	--	980	--	(19)	961
Other income	465	--	2,699	(68)	3,096
Total operating income	$12,888	$981	$4,598	$(439)	$18,028
Expenses:
Interest expense	$4,565	$--	$402	$(352)	$4,615
Salaries and employee benefits	3,179	760	2,986	--	6,925
Provision for loan losses	1,156	--	(192)	--	964
Other	3,359	368	1,340	(87)	4,980
Total operating expenses	$12,259	$1,128	$4,536	$(439)	$17,484
Income before income taxes	$629	$(147)	$62	$--	$544
Provision for income taxes	(62)	(30)	--	--	(92)
Net income	$691	$(117)	$62	$--	$636
Non-controlling interest in
consolidated subsidiary	--	--	--	26	26
Net income attributable to
Middleburg Financial Corporation	$691	$(117)	$62	$(26)	$610
Total assets	$1,007,416	$6,315	$48,813	$(64,767)	$997,777
Capital expenditures	$463	$--	$18	$--	$481
Goodwill and identified intangibles	$--	$4,707	$1,867	$--	$6,574

	For the Three Months Ended
	September 30, 2008
	Retail	Wealth	Mortgage	Inter-company
(In Thousands)	Banking	Management	Banking	Eliminations	Consolidated
Revenues:
Interest income	$12,596	$8	$1,480	$(67)	$14,017
Wealth management fees	--	1,059	--	(18)	1,041
Other income	165	10	2,795	(34)	2,936
Total operating income	$12,761	$1,077	$4,275	$(119)	$17,994
Expenses:
Interest expense	$5,084	$--	$434	$(67)	$5,451
Salaries and employee benefits	2,552	661	2,751	--	5,964
Provision for loan losses	134	--	184	--	318
Other	2,738	419	975	(52)	4,080
Total operating expenses	$10,508	$1,080	$4,344	$(119)	$15,813
Income before income taxes	$2,253	$(3)	$(69)	$--	$2,181
Provision for income taxes	628	27	--	--	655
Net income	$1,625	$(30)	$(69)	$--	$1,526
Non-controlling interest in
consolidated subsidiary	--	--	--	29	29
Net income attributable to
Middleburg Financial Corporation	$1,625	$(30)	$(69)	$29	$1,555
Total assets	$886,729	$6,859	$49,933	$(6,232)	$937,289
Capital expenditures	$902	$1	$219	$--	$1,122
Goodwill and identified intangibles	$--	$5,046	$1,895	$--	$6,941

Note 8.	Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

Service cost	$ 654	$ 608	$ 218	$ 203
Interest cost	317	278	105	92
Expected return on plan assets	(246)	(314)	(82)	(104)
Amortization of prior service cost	(1)	(1)	--	--
Amortization of net obligation
at transition	--	(3)	--	(1)
Amortization of net loss	96	17	32	5
Net periodic benefit cost	$ 820	$ 585	$ 273	$ 195

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

The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Preferred Stock from one or more “Qualified Equity Offerings” (as defined in the Purchase Agreement) announced after October 13, 2008, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. As a result of the Company’s completion of the public stock offering in August 2009, the number of shares underlying in the warrant was reduced by one-half to 104,101. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

Note 10.	Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (ASC 820), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under ASC 820 based on these two types of inputs are as follows:

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009.

Fair Value Measurements at September 30, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level I)	(Level II)	(Level III)
(in thousands)
Assets:
Securities	$ 161,824	$ --	$ 161,824	$ --

The table below presents reconciliation and statements of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the three months ended September 30, 2009:

Available for Sale Securities
(In Thousands)

Balance, December 31, 2008	$ 8,030
Total realized and unrealized gains (losses):
Included in earnings	(713)
Included in other comprehensive income	(2,278)
Purchases, sales, issuances and settlements, net	--
Transfers in and (out) of Level III	(5,039)
Balance September 30, 2009	$ --

The following table summarizes changes in unrealized gains and losses recorded in earnings for the year ended September 30, 2009, for Level III assets and liabilities that are still held at September 30, 2009.

Available for Sale Securities
(In Thousands)

Net unrealized loss on securities	--
Total	$ --

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended September 30, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of income.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Fair Value Measurements at September 30, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level II)	(Level III)
(in thousands)
Assets:
Impaired loans	$ 5,825	$ --	$ --	$ 5,825
Mortgages held for sale	$ 36,826	$ --	$ 36,826	$ --

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

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

Fair Value Measurements at September 30, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level II)	(Level III)
(in thousands)
Assets:
Other real estate owned	$ 8,537	$ --	$ 8,537	$ --

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Generally accepted accounting principles exclude certain financial instruments and all non-financial instruments from disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$ 80,646	$ 80,646	$ 35,380	$ 35,380
Securities	168,049	168,049	181,312	181,312
Loans	680,119	703,361	702,676	710,347
Accrued interest receivable	3,402	3,402	3,800	3,800

Financial liabilities:
Deposits	$ 787,628	$ 767,992	$ 744,782	$ 738,156
Securities sold under agreements
to repurchase	19,808	19,807	22,678	22,678
Short-term debt	7,112	7,112	40,944	40,944
Long-term debt	43,000	43,078	84,000	84,298
Trust preferred capital notes	5,155	5,155	5,155	5,155
Accrued interest payable	1,520	1,520	2,153	2,153

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

Note 11.	Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments – Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim and annual periods ending after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (ASC 470 Debt). EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering. EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at September 30, 2009 and results of operations of the Company for the three months and the nine months ended September 30, 2009 and 2008 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2008 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Net income for the nine months ended September 30, 2009 increased to $2.4 from $2.1 million for the nine months ended September 30, 2008. Annualized return on total average assets for the nine months ended September 30, 2009 was 0.3%, compared to 0.4% for the same period in 2008. In calculating the annualized returns, gains on securities available for sale have not been annualized, but have been treated as a one-time transaction. Annualized return on total average equity of Middleburg Financial Corporation, which includes preferred stock and excludes the non-controlling interest in Southern Trust Mortgage, for the nine months ended September 30, 2009 was 2.9%, compared to 4.5% for the same period in 2008. The Company recognized losses in its loan portfolio resulting in net charge-offs against the reserves for loan losses of $4.5 million during the nine months ended September 30, 2009. As a result of the evaluation of the adequacy of the reserves for loan loss, subsequent to the recognition of net charge-offs, the Company increased its reserves for loan losses through recognition of bad debt expense, by $3.6 million, during the nine months ended September 30, 2009.

Total interest income increased $1.9 million or 4.6%, for the nine months ended September 30, 2009, when compared to the same period in 2008. Interest and fees on loans increased 4.8% for the nine months ended September 30, 2009 to $37.8 million, compared to $36.1 million for the same period in 2008. Total interest expense was $14.9 million for the nine months ended September 30, 2009, compared to $17.1 million for the nine months ended September 30, 2008. While interest expense on deposits for the nine months ended September 30, 2009 increased 6.7% when compared to the same period in 2008, the average balance of interest bearing deposits increased 30.4% during the nine month ended September 30, 2009, compared to the same period in 2008. Total other income increased $2.1 million to $15.2 million for the nine months ended September 30, 2009, when compared to the same period in 2008. Total other expense was $36.8 million for the nine months ended September 30, 2009 compared to $31.0 million for the same period in 2008.

Net income for the three months ended September 30, 2009 decreased to $610,000 from $1.6 million for the three months ended September 30, 2008. Net charge-offs against the reserves for loan losses were $1.2 million during the three months ended September 30, 2009. The Company increased its reserves for loan losses, through recognition of bad debt expense, by $964,000 during the three months ended September 30, 2009. Total interest income decreased $46,000 or 0.3%, for the three months ended September 30, 2009, when compared to the same period in 2008. Interest and fees on loans were relatively unchanged at $12.0 million for each of the three months ended September 30, 2009 and 2008. Total interest expense decreased $836,000 to $4.6 million for the three months ended September 30, 2009, compared to the same period in 2008. Total other income increased $80,000 to $4.1 million for the three months ended September 30, 2009, when compared to the same period in 2008. Total other expense was $11.9 million for the three months ended September 30, 2009 compared to $10.0 million for the same period in 2008.

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

The Company evaluates various loans individually for impairment. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.

The Company makes estimates of losses for groups of loans. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

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

Intangibles and Goodwill

The Company had approximately $6.6 million in intangible assets and goodwill at September 30, 2009, a decrease of $170,000 since December 31, 2008. On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill. In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles. The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years. Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years. The remainder of the purchase price has been allocated to goodwill. Approximately $1.0 million of the $6.6 million in intangible assets and goodwill at September 30, 2009 was attributable to the Company’s investment in Middleburg Trust Company. With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

Goodwill is tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Processes and procedures have been identified for the two-step process.

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

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company increased to $997.8 million at September 30, 2009, compared to $985.2 million at December 31, 2008, representing an increase of $12.6 million or 1.3%. Total average assets increased 10.4% from $918.1 million for the nine months ended September 30, 2008 to $1.0 billion for the same period in 2009. Total liabilities were $872.6 million at September 30, 2009, compared to $907.6 million at December 31, 2008. Total average liabilities increased $71.3 million or 8.5% to $909.1 million for the nine months ended September 30, 2009, compared to the same period in 2008. Average shareholders’ equity increased 32.9% or $25.3 million over the same periods.

Loans

Total loans, including loans held for sale at September 30, 2009 were $688.6 million, a decrease of $23.1 million from the December 31, 2008 amount of $711.7 million. Loans held for sale decreased to $36.8 million, or 5.3% of total loans at September 30, 2009, compared to $40.3 million, or 5.7% of total loans at December 31, 2008. The demand for refinancing and purchase money financing increased significantly during the nine months ended September 30, 2009 as a result of low interest rates when compared to the same period in 2008. Southern Trust Mortgage closed $785.8 million in loans for the nine months ended September 30, 2009, compared to $520.1 million for the nine months ended September 30, 2008. The Company experienced decreases in real estate construction loans, which were $81.7 million at September 30, 2009, compared to $105.7 million at December 31, 2008. Real estate mortgage loans of $511.1 million at September 30, 2009 increased slightly from the December 31, 2008 amount of $502.7 million. Commercial, financial and agricultural loans, which are primarily loans to businesses, decreased to $41.6 million at September 30, 2009, compared to $44.1 at December 31, 2008. Southern Trust Mortgage has a $5.0 million line of credit and a $50.0 million participation agreement with Middleburg Bank. The line of credit and the participation amounts are eliminated in the consolidation process and are not reflected in the Company’s consolidated financial statements. Net charge-offs were $4.5 million for the nine months ended September 30, 2009. The provision for loan losses for the nine months ended September 30, 2009 was $3.6 million compared to $4.7 million for the same period in 2008. The allowance for loan losses at September 30, 2009 was $9.2 million or 1.42% of total loans outstanding, excluding loans held for sale, compared to $10.0 million or 1.49% at December 31, 2008.

Securities

Securities decreased to $168.0 million at September 30, 2009 compared to $181.3 million at December 31, 2008. During the nine months ended September 30, 2009, the Company increased its cash liquidity position by investing the proceeds of sales, maturities and principal payments of securities into federal funds sold, as a precaution against the economic uncertainties and the resulting volatility that occurred in the securities markets. Accordingly, the yields on these investments were lower than the Company could attain in other less liquid investments. The average balance of federal funds sold was $27.6 million for the nine months ended September 30, 2009, compared to $6.5 million for the nine months ended September 30, 2008. The Company sold $79.9 million in securities, received proceeds of $20.3 million from maturities and principal payments, and purchased securities of $85.0 million during the nine months ended September 30, 2009. The Company will continue to maintain its securities portfolio as a source of liquidity and collateral. At September 30, 2009, the tax equivalent yield on the securities portfolio was 5.57%.

Premises and Equipment

Premises and equipment decreased $139,000 from $23.0 million at December 31, 2008 to $22.8 million at September 30, 2009. The decrease is the net of the change of accumulated depreciation and capitalized expenditures related to future financial service centers.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased $170,000 to $6.6 million at September 30, 2009 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment Advisors.

Other Real Estate Owned

Other real estate owned increased $940,000 to $8.5 million at September 30, 2009. The increase is the net of real estate loans charged-off and subsequently added to other real estate owned of $4.0 million, valuation adjustments and losses on sales of $1.6 million and sales of $1.4 million during the nine months ended September 30, 2009. The Company sold five real estate owned assets during the nine months ended September 30, 2009.

Other Assets

Other assets increased $295,000 to $28.8 million at September 30, 2009, when compared to December 31, 2008. The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $13.8 million and deferred tax assets in the amount of $6.4 million at September 30, 2009. Deferred tax assets decreased $504,000 as a result of changes in unrealized losses on securities available for sale.

Deposits

Deposits increased $42.8 million to $787.6 million at September 30, 2009 from $744.8 million at December 31, 2008. Average deposits for the nine months ended September 30, 2009 increased 23.7% or $149.1 million compared to average deposits for the nine months ended September 30, 2008. Average interest bearing demand deposits were $340.9 million for the nine months ended September 30, 2009 compared to $277.2 million for the nine months ended September 30, 2008. Average interest bearing deposits were $687.5 million for the three months ended September 30, 2009 compared to $557.6 million for the three months ended September 30, 2008.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $42.1 million at September 30, 2009 and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet. Excluding the Tredegar Institutional Select product, savings and interest bearing demand deposits increased by $83.7 million from December 31, 2008 to September 30, 2009.

Time deposits decreased $32.8 million from December 31, 2008 to $301.5 million at September 30, 2009. Time deposits include brokered certificates of deposit, which decreased $19.9 million to $87.6 million at September 30, 2009 from the December 31, 2008 amount of $107.5 million. The brokered certificates of deposit have maturities ranging from two months to four years. Securities sold under agreements to repurchase (“Repo Accounts”) decreased $2.9 million from $22.7 million at December 31, 2008 to $19.8 million at September 30, 2009. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.

Short-term Borrowings and Long-term Debt

The Company had no FHLB overnight advances at September 30, 2009 and December 31, 2008, respectively. Southern Trust Mortgage has a line of credit with a regional bank that is primarily used to fund its loans held for sale. At September 30, 2009, this line had an outstanding balance of $7.1 million compared to $40.9 million at December 31, 2008. The line of credit is based on the London Inter-Bank Offered Rate (“LIBOR”). Southern Trust Mortgage also has a $5.0 million line of credit and a $50.0 million participation agreement with Middleburg Bank. The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company. Long-term debt decreased $41.0 million at September 30, 2009 from $84.0 million at December 31, 2008 as four of the Company’s long-term advances matured.

Other Liabilities

Other liabilities decreased $174,000 to $9.9 million at September 30, 2009, when compared to December 31, 2008. The other liabilities section of the balance sheet includes escrows payable in the amount of $781,000 at September 30, 2009, compared to $642,000 at December 31, 2008.

Non-controlling Interest in Consolidated Subsidiary

The Company, through Middleburg Bank owns 57.1% of the issued and outstanding membership interest units in Southern Trust Mortgage. The remaining 42.9% of issued and outstanding membership interest units are owned by other partners. The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.” The non-controlling interest is reflected in total shareholders’ equity. Southern Trust Mortgage also has preferred stock of $1.0 million issued and outstanding at September 30, 2009. The Company, through Middleburg Bank owns 60.9% of the issued and outstanding preferred stock in Southern Trust Mortgage. The remaining 39.1% of issued and outstanding preferred stock is owned by other partners. The preferred stock held by these other partners is reflected in other liabilities.

Capital

Total shareholders’ equity was $125.2 million at September 30, 2009. This amount represents an increase of 61.4% from the December 31, 2008 amount of $77.6 million and is primarily due to the issuance of $22 million in January 2009 pursuant to the U.S. Treasury’s Capital Purchase Program, the private placement of $5.0 million in common stock under a stock purchase agreement and a public offering of 1,700,000 shares of common stock that resulted in proceeds of $17.1 million to the Company. As a result of these offerings, the number of shares of common stock underlying the warrant held by the U.S. Treasury was reduced by one –half. The Company expects to use the proceeds for general corporate purposes, including the redemption of all or a portion of our preferred stock and warrant issued as part of the Capital Purchase Program. Middleburg Financial Corporation’s shareholders’ equity, which excludes the non-controlling interest was $122.4 million at September 30, 2009, compared to $75.7 million at December 31, 2008. Shareholders’ equity related to common shareholders was $100.8 million at September 30, 2009. The book value of common shareholders was $14.61 per share at September 30, 2009 and $16.69 at December 31, 2008.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $29.0 million for the first nine months of 2009 compared to $24.7 million for the same period in 2008, an increase of 17.0%. Total interest income increased 4.6% and total interest expense decreased 13.2% when comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008. The increase in total interest income is primarily the result of increases in interest and fees on loans. In particular, loan fees increased $1.7 million during the nine months ended September 30, 2009, when compared to the same period in 2008.

Total interest expense was $14.9 million for the nine months ended September 30, 2009 compared to $17.1 million for the same period in 2008. Average earning assets were $940.1 million for the nine months ended September 30, 2009, compared to $851.2 million for the nine months ended September 30, 2008.

Net interest income for the three months ended September 30, 2009 totaled $9.4 million, compared to $8.6 million for the same period in 2008. When comparing the three months ended September 30, 2009 to the three months ended September 30, 2008, total interest income decreased 0.3% while total interest expense decreased 15.3%. Total interest income was relatively unchanged at $14.0 million for each of the three months ended September 30, 2009 and 2008. Total interest expense was $4.6 million for the three months ended September 30, 2009 compared to $5.5 million for the same period in 2008. Average earning assets increased $74.5 million to $937.1 million for the three months ended September 30, 2009 from $862.6 million for the three months ended September 30, 2008. Average interest bearing liabilities increased $42.4 million to $778.9 million for the three months ended September 30, 2009 when compared to the same period in 2008.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated. Non-accrual loans are included in the loan balances.

Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended September 30,
		2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 105,853	$ 3,686	4.66%	$ 107,365	$ 4,057	5.05%
Tax-exempt (2) (3)	64,441	3,406	7.07%	45,905	2,315	6.74%
Total securities	$ 170,294	$ 7,092	5.57%	$ 153,270	$ 6,372	5.55%
Loans:
Taxable	$ 716,151	$ 37,793	7.06%	$ 687,402	$ 36,051	7.01%
Tax-exempt (2)	1	--	0.00%	10	1	5.00%
Total loans	$ 716,152	$ 37,793	7.06%	$ 687,412	$ 36,052	7.01%
Federal funds sold	27,551	42	0.20%	6,534	121	2.47%
Interest-bearing deposits in
other financial institutions	26,151	53	0.27%	3,977	124	4.16%
Total earning assets	$ 940,148	$ 44,980	6.40%	$ 851,193	$ 42,669	6.70%
Less: allowances for credit losses	(9,153)			(8,981)
Total nonearning assets	82,868			75,884
Total assets	$ 1,013,863			$ 918,096

Liabilities
Interest-bearing deposits:
Checking	$ 245,326	$ 2,425	1.32%	$ 182,665	$ 2,811	2.06%
Regular savings	55,212	555	1.34%	54,487	752	1.84%
Money market savings	40,354	336	1.11%	40,025	347	1.16%
Time deposits:
$100,000 and over	133,269	3,238	3.25%	129,871	3,941	4.05%
Under $100,000	195,944	5,427	3.70%	106,711	3,378	4.23%
Total interest-bearing deposits	$ 670,105	$ 11,981	2.39%	$ 513,759	$ 11,229	2.92%

Short-term borrowings	$ 21,667	$ 518	3.20%	$ 50,286	$ 1,710	4.54%
Securities sold under agreements
to repurchase	21,413	32	0.20%	46,453	784	2.25%
Long-term debt	77,096	2,341	4.06%	103,067	3,408	4.42%
Federal Funds purchased	--	--	0.00%	520	11	2.83%
Total interest-bearing liabilities	$ 790,281	$ 14,872	2.52%	$ 714,085	$ 17,142	3.21%
Non-interest bearing liabilities:
Demand deposits	108,196			115,396
Other liabilities	10,603			8,301
Total liabilities	$ 909,080			$ 837,782
Non-controlling interest in consolidated subsidiary	2,692			3,523
Shareholders’ equity	102,091			76,791
Total liabilities and shareholders’
Equity	$ 1,013,863			$ 918,096

Net interest income		$ 30,108			$ 25,527

Interest rate spread			3.88%			3.49%
Interest expense as a percent of
Average earning assets			2.11%			2.69%
Net interest margin			4.28%			4.01%

(1) All September 30, 2009 and September 30, 2008 yields and rates have been annualized on a 365 and 366 day year, respectively.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended September 30,
		2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(Dollars in thousands)
Assets
Securities:
Taxable	$ 102,120	$ 1,187	4.61%	$ 108.949	$ 1,422	5.19%
Tax-exempt (2) (3)	66,146	1,172	7.03%	47,244	831	7.00%
Total securities	$ 168,266	$ 2,359	5.56%	$ 156,193	$ 2,253	5.74%
Loans:
Taxable	$ 695,738	$ 11,974	6.83%	$ 695,866	$ 11,967	6.84%
Tax-exempt (2)	--	--	0.00%	7	--	0.00%
Total loans	$ 695,738	$ 11,974	6.83%	$ 695,873	$ 11,967	6.84%
Federal funds sold	29,640	15	0.20%	6,903	34	1.96%
Interest-bearing deposits in
other financial institutions	43,478	22	0.20%	3,648	45	4.91%
Total earning assets	$ 937,122	$ 14,370	6.08%	$ 862,617	$ 14,299	6.59%
Less: allowances for credit losses	(9,111)			(9,805)
Total nonearning assets	85,368			82,080
Total assets	$ 1,013,379			$ 934,892

Liabilities
Interest-bearing deposits:
Checking	$ 263,674	$ 834	1.25%	$ 210,527	$ 1,116	2.11%
Regular savings	58,624	195	1.32%	52,514	210	1.59%
Money market savings	45,887	121	1.05%	39,639	124	1.24%
Time deposits:
$100,000 and over	137,241	1,073	3.10%	122,972	1,082	3.50%
Under $100,000	182,109	1,643	3.58%	131,979	1,261	3.80%
Total interest-bearing deposits	$ 687,535	$ 3,866	2.23%	$ 557,631	$ 3,793	2.71%

Short-term borrowings	$ 2,787	$ 51	7.54%	$ 45,881	$ 413	3.58%
Securities sold under agreements
to repurchase	20,609	7	0.13%	30,533	137	1.79%
Long-term debt	67,938	691	4.03%	101,981	1,105	4.31%
Federal Funds purchased	--	--	0.00%	474	3	2.52%
Total interest-bearing liabilities	$ 778,869	$ 4,615	2.35%	$ 736,500	$ 5,451	2.94%
Non-interest bearing liabilities:
Demand deposits	107,092			114,456
Other liabilities	10,782			7,702
Total liabilities	$ 896,743			$ 858,658
Non-controlling interest in consolidated subsidiary	2,909			2,771
Shareholders’ equity	113,727			73,463
Total liabilities and shareholders’
Equity	$ 1,013,379			$ 934,892

Net interest income		$ 9,755			$ 8,848

Interest rate spread			3.73%			3.65%
Interest expense as a percent of
Average earning assets			1.95%			2.51%
Net interest margin			4.13%			4.08%

(1) All September 30, 2009 and September 30, 2008 yields and rates have been annualized on a 365 and 366 day year, respectively.
(2) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(3) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.

Interest and fee income from loans increased $1.7 million to $37.8 million for the nine months ended September 30, 2009 compared to $36.1 million for the same period in 2008. Interest income from loans was $12.0 million for each of the three months ended September 30, 2009 and 2008. The tax equivalent weighted average yield of loans decreased one basis point from 6.84% for the three months ended September 30, 2008 to 6.83% for the three months ended September 30, 2009. For the nine months ended September 30, 2009, the tax equivalent weighted average yield of loans increased five basis points to 7.06% compared to 7.01% for the same period in 2008.

Interest income from the securities portfolio and short-term investments increased by $199,000 to $6.0 million for the nine month period ended September 30, 2009 from $5.8 million for the nine month period ended September 30, 2008. For the three month period ended September 30, 2009, interest income from the securities portfolio and short-term investments decreased by $51,000 to $2.0 million compared to the same period in 2008. In 2009, the Company has sold $79.9 million of securities and purchased $85.0 million of securities as part of a restructuring of the securities portfolio. For the nine months ended September 30, 2009, the tax equivalent yield on securities was 5.57% compared to 5.55% for the same period in 2008. The tax equivalent yield on securities for the three months ended September 30, 2009 decreased 18 basis points to 5.56% compared to 5.74% for the three months ended September 30, 2008. The increase in the size of the portfolio helped to offset the impact of the decrease in yield.

Interest expense on deposits increased $752,000 to $12.0 million for the nine months ended September 30, 2009, compared to $11.2 million for the same period in 2008. Interest expense on deposits for the three months ended September 30, 2009, increased $73,000 compared to the same period in 2008. The mix of demand and savings deposits versus time deposits changed slightly to 61.7% in savings and demand deposits, versus 38.3% in time deposits at September 30, 2009. At September 30, 2008, the mix had been 60.6% in savings and demand deposits, versus 39.4% in time deposits. For the three months ended September 30, 2009, average deposits increased $122.5 million to $794.6 million, compared to the same period in 2008.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, decreased $130,000 from the three months ended September 30, 2008 to $7,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2009, interest expense for securities sold under agreements to repurchase was $32,000 compared to $784,000 for the same period in 2008. Tredegar Institutional Select earns interest at a rate equal to approximately 90% of the Federal Home Loan Bank of Atlanta’s overnight rate. Interest expense related to Federal funds purchased, short-term borrowings and long-term debt decreased $2.2 million from $5.1 million for the nine months ended September 30, 2008 to $2.9 million for the nine months ended September 30, 2009.

The net interest margin, on a tax equivalent basis, was 4.28% for the nine months ended September 30, 2009 compared to 4.01% for the same period in 2008. For the three months ended September 30, 2009, the net interest margin, on a tax equivalent basis, was 4.13% compared to 4.08% for the same period in 2008. The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for each of 2009 and 2008 is 34.0%. The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to

Tax Equivalent Net Interest Income

	For the Nine Months Ended
	September 30,
	2009	2008
GAAP measures:	(in thousands)
Interest Income – Loans	$ 37,793	$ 36,052
Interest Income - Investments & Other	6,029	5,830
Interest Expense – Deposits	11,981	11,229
Interest Expense - Other Borrowings	2,891	5,913
Total Net Interest Income	$ 28,950	$ 24,740
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	1,158	787
Total Tax Benefit Realized on Non-Taxable Interest Income	$ 1,158	$ 787
Total Tax Equivalent Net Interest Income	$ 30,108	$ 25,527

	For the Three Months Ended
	September 30,
	2009	2008
GAAP measures:	(in thousands)
Interest Income – Loans	$ 11,973	$ 11,968
Interest Income - Investments & Other	1,998	2,049
Interest Expense – Deposits	3,866	3,793
Interest Expense - Other Borrowings	749	1,658
Total Net Interest Income	$ 9,356	$ 8,566
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	$ 399	$ 282
Total Tax Benefit Realized on Non-Taxable Interest Income	$ 399	$ 282
Total Tax Equivalent Net Interest Income	$ 9,755	$ 8,848

The increase in tax equivalent net interest margin was attributed to the decrease in the rate on interest bearing liabilities. The Company’s total average earning assets increased $89.0 million when comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008, while the yield on average earnings assets decreased by 30 basis points when comparing the same periods. When comparing the three months ended September 30, 2009 to the same period in 2008, the Company’s total average earning assets increased $74.5 million, while the yield on average earnings assets decreased by 51 basis points. Average balances in interest checking, regular savings and money market accounts increased by $65.5 million when comparing the three months ended September 30, 2009 to the same period in 2008. The weighted average cost of these accounts for the three months ended September 30, 2009 and 2008 was 1.24% and 1.91%, respectively. The average balance of certificates of deposits increased $64.4 million when comparing the three months ended September 30, 2008 to the three months ended September 30, 2009. The weighted average cost of the Company’s certificates of deposits decreased 28 basis points to 3.37% for the three months ended September 30, 2009.

Other Income

Other income includes, among other items, fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company and Middleburg Investment Advisors. Other income also includes income from the Company’s 57.1% ownership interest in Southern Trust Mortgage, LLC. Other income increased 2.0% to $4.1 million for three months ended September 30, 2009 compared to the same period in 2008. For nine months ended September 30, 2009, other income increased 16.3% to $15.2 million, compared to the same period in 2008.

Commissions and fees from trust and investment advisory activities decreased 14.2% to $813,000 for the three month period ended September 30, 2009 compared to $947,000 for the same period in 2008. For the nine month period ended September 30, 2009, commissions and fees from trust and investment advisory activities decreased 17.4% or $507,000 to $2.4 million compared to $2.9 million for the same period in 2008. Consolidated investment advisory fees provided by Middleburg Investment Advisors totaled $1.1 million for the nine months ended September 30, 2009 compared to $1.4 million for the same period in 2008. At September 30, 2009, assets under administration at Middleburg Investment Advisors had decreased $73.2 million from $462.8 million at September 30, 2008 to $389.6 million. Consolidated fiduciary fees for services, provided by Middleburg Trust Company, decreased 12.9% to $1.3 million for the nine months ended September 30, 2009 from $1.5 million for the nine months ended September 30, 2008. At September 30, 2009, Middleburg Trust Company managed $730.7 million in assets, including intercompany assets of $128.7 million, an increase of 40.9% or $212.1 million from assets under administration of $518.6 million, including intercompany assets of $90.7 million, at September 30, 2008. Fiduciary fees are based upon the market value of the accounts under administration.

Service charges on deposits decreased 4.2% to $1.4 million for the nine months ended September 30, 2009, compared to $1.5 million for the nine months ended September 30, 2008. For the three months ended September 30, 2009, service charges on deposits decreased 5.8% to $474,000 compared to the same period in 2008.

The Company sold $79.9 million securities and purchased $85.0 million securities during the nine months ended September 30, 2009. The Company realized a net gain of $1.3 million on the sale of securities in the nine months ended September   30, 2009. The Company has identified three other-than-temporarily impaired securities in its portfolio and has elected to recognize decreases in the fair market value of the security through earnings. During the nine months ended September 30, 2009, the Company recognized a loss of $712,000 related to the other-than-temporarily impaired securities. For the three months ended September 30, 2009, the Company recognized a loss of $533,000 as a result of the impaired securities.

Commissions on investment sales increased 19.8% to $405,000 for the nine months ended September 30, 2009, compared to $338,000 for the nine months ended September 30, 2008. For the three months ended September 30, 2009, commissions on investment sales increased 57.5% to $148,000 compared to the three months ended September 30, 2008. The company currently has four financial consultants who are available to each of the Company’s financial service centers.

The revenues and expenses of Southern Trust Mortgage for the three months and nine months ended September 30, 2009 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Non-controlling Interest in Consolidated Subsidiary.” Accordingly, gains and fees on loans held for sale of $9.3 million, which were generated by Southern Trust Mortgage during the nine months ended September 30, 2009, are being reported as part of consolidated other income, compared to $8.1 million for the same period in 2008.

Southern Trust Mortgage closed $785.8 million in loans during the nine months ended September 30, 2009, compared to $520.1 million for the same period in 2008.

Income earned from the Bank’s $13.3 million investment in Bank Owned Life Insurance (BOLI) contributed $380,000 and $123,000 to total other income for the three and the nine months ended September 30, 2009, respectively. The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004 and an additional $485,000 in the second quarter of 2007 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Other service charges, commissions and fees decreased 8.9% to $400,000 for the nine months ended September 30, 2009, compared to $439,000 for the same period in 2008. For the three months ended September 30, 2009, other service charges, commissions and fees were $103,000, compared to $114,000 for the same period in 2008.

Other operating income decreased $280,000 to $235,000 for the nine months ended September 30, 2009, compared to the same period in 2008. For the three months ended September 30, 2009, other operating income decreased 80.8% to $52,000 compared to the three months ended September 30, 2008.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead. Total other expense increased $1.9 million from $10.0 million for the three months ended September 30, 2008 to $11.9 million for the three months ended September 30, 2009. For the nine months ended September 30, 2009, total other expense increased to $36.8 million from $31.0 million for the nine months ended September 30, 2008. When taken as a percentage of total average assets, other expense was 3.6% of total average assets for the nine months ended September 30, 2009 compared to 3.3% in 2008.

Salaries and employee benefits increased $2.8 million or 14.9% when comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008. For the three months ended September 30, 2009, salaries and employee benefits increased $961,000 to $6.9 million. Commissions paid to mortgage originators for increased production contributed to the increase in salary expense. The remainder of the increase is the result of increases in staff.

Net occupancy expense increased by $78,000 or 1.8% from $4.3 million for the nine months ended September 30, 2008 to $4.4 million for the nine months ended September 30, 2009. The increase is the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities. For the three months ended September 30, 2009, net occupancy expense decreased $48,000 or 3.2% to $1.5 million. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Other tax expense decreased 9.1% to $438,000 for the nine months ended September 30, 2009 from $482,000 for the nine months ended September 30, 2008. Other tax expense includes the state franchise tax paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax. The tax is based on each subsidiary’s equity capital at January 1st, net of adjustments, respectively. Total capital of Middleburg Bank increased 0.2% from January 1, 2008 to January 1, 2009, while total capital for Middleburg Trust Company increased 0.2% during the same period.

Advertising expense increased $5,000 for the nine months ended September 30, 2009 compared to $544,000 for the nine months ended September 30, 2008. For the three months ended September 30, 2009, advertising expense was $184,000, compared to $137,000 for the three months ended September 30, 2008.

Computer operations expense increased 16.7% to $946,000 for the nine months ended September 30, 2009 compared to $811,000 for the nine months ended September 30, 2008. For the three months ended September 30, 2009, computer operations expense increased $17,000 to $285,000. The change is the result of increases related to on-line banking services and technology purchases.

Other real estate owned expense increased $1.8 million to $2.2 million for the nine months ended September 30, 2009 compared to $391,000 for the nine months ended September 30, 2008. For the three months ended September 30, 2009, other real estate owned expense increased $461,000 to $703,000. The increase was due to legal expenses related to foreclosure, valuation adjustments and losses on the sales of these assets.

FDIC insurance expense increased $1.2 million to $1.6 million for the nine months ended September 30, 2009 compared to $349,000 for the nine months ended September 30, 2009. For the three months ended September 30, 2009, FDIC insurance expense increased $376,000 to $510,000. FDIC insurance premiums have increased due to the economic climate. The FDIC has levied a one time special assessment on banks so the reserves can be restored in the deposit insurance fund. The increase includes $480,000 for the special assessment.

Other expense decreased 4.1% or $209,000 to $4.8 million for the nine months ended September 30, 2009 from $5.0 million for the nine months ended September 30, 2008. The decrease is the result of general cost cutting efforts by the Company.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2009 was $9.2 million, or 1.4% of total loans, compared to $9.8 million, or 1.4% of total loans at September 30, 2008. The provision for loan losses was $3.6 million for the nine months ended September 30, 2009, compared to $4.7 million for the nine months ended September 30, 2008. For the three months ended September 30, 2009, the provision for loan losses was $964,000, compared to $318,000 for the same period in 2008. For the nine months ended September 30, 2009, net loan charge-offs totaled $4.5 million, compared to net loan charge-offs of $3.2 million for the same period in 2008. There were $1.2 million in loans past due 90 days or more at September 30, 2009, compared to $4.3 million at September 30, 2008. Non-performing loans were $9.0 million at September 30, 2009, compared to $6.7 million at September 30, 2008. Given the increase in problem loans, continued uncertainty in the economy, and the current nationwide credit crisis, the Company deemed it prudent to strengthen its allowance for loan losses. Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at September 30, 2009. Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Shareholders’ equity at September 30, 2009 and December 31, 2008 was $125.2 million and $77.6 million, respectively. Total common shares outstanding at September 30, 2009 were 6,901,843.

At September 30, 2009, the Company’s tier 1 and total risk-based capital ratios were 17.0% and 18.2%, respectively, compared to 10.3% and 11.6% at December 31, 2008. The Company’s leverage ratio was 12.5% at September 30, 2009 compared to 8.4% at December 31, 2008. The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

With the issuance of $22.0 million in preferred stock to the U.S. Treasury under the Capital Purchase Program, the Company is required to pay dividends of 5.0% on the preferred stock until 2014 and 9.0% thereafter.

On March 31, 2009, the Company issued 196,000 shares of common stock to an accredited investor. On June 2, 2009 the Company issued an additional 258,545 shares to the same accredited investor. Both issuances were completed at $11.00 per share. On July 31 2009, the Company issued 1.7 million shares of common stock in a public offering at a price of $10.75 per share. On August 10, 2009, the underwriter exercised its option to purchase an additional 208,598 shares of common stock at $10.75 per share. The total proceeds from the issuances of common stock during 2009 are approximately $22.1 million.

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

During the nine months ended September 30, 2009, the Company increased its cash liquidity position by investing the proceeds of maturities and principal payments of securities into federal funds sold as a precaution against the economic uncertainties and the resulting volatility that occurred in the securities markets. The Company has relied on wholesale funding and issued trust preferred securities to support its growth in the past. The Company will continue to evaluate funding alternatives as necessary to support future growth.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements. The Company maintains federal funds lines with large regional and money-center banking institutions. These available lines totaled $15.0 million, none of which were outstanding at September 30, 2009. Federal funds purchased during the first nine months of 2009 averaged $0 compared to an average of $520,000 during the same period in 2008. At September 30, 2009 and December 31, 2008, the Company had $19.8 million and $22.7 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $311.4 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. The Company utilized the credit line for both overnight and long-term funding throughout the first three months of 2009. Southern Trust Mortgage has a $25.0 million revolving line of credit with a regional bank, which is primarily used to fund its loans held for sale. At September 30, 2009, these lines had an outstanding balance of $7.1 million and are included in total short-term borrowings. Short-term and long-term advances averaged $21.7 million and $77.1 million, respectively, for the nine months ended September 30, 2009.

At September 30, 2009, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 36.5% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit decreased $15.5 million to $79.7 million at September 30, 2009 compared to $95.2 million at December 31, 2008. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows. Standby letters of credit were $1.7 million at September 30, 2009. This amount is a decrease from $1.8 million at December 31, 2008.

Contractual obligations decreased $42.4 million to $77.6 million at September 30, 2009 compared to $120.0 million at December 31, 2008. This change results from maturities on certain long-term debt obligations and decreases in operating lease obligations. Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the 2008 Form 10-K.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	changes in general economic and business conditions in the Company’s market area;
•	changes in banking and other laws and regulations applicable to the Company;
•	maintaining asset qualities;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changing trends in customer profiles and behavior;
•	maintaining cost controls and asset qualities as the Company opens or acquires new branches;
•	changes in interest rates and interest rate policies;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Company;
•	maintaining capital levels adequate to support the Company’s growth; and

•	other factors described in Item 1A, “Risk Factors,” included in our quarterly reports on Form 10-Q and the 2008 Form 10-K.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings. ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk. The model prepared for September 30, 2009 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following reflects the Company’s net interest income sensitivity analysis as of September 30, 2009 and December 31, 2008.

	Estimated Net Interest Income Sensitivity
Rate Change	As of September 30, 2009	As of December 31, 2008
+ 200 bp	(6.6%)	(17.4%)
- 200 bp	(10.1%)	4.1%

At September 30, 2009, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 6.6% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could decrease by 10.1% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

Since December 31, 2008, the Company’s balance sheet has grown by $12.6 million. Increased deposits have provided the funding for the growth in the loan portfolio. The Company’s interest rate profile is symmetrical for the next 12 months. Based upon a September 30, 2009 simulation, the Company could expect an average negative impact to net interest income of $2.2 million over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $3.1 million over the next 12 months.

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

Item 1A. Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the period ended June 30, 2009. There have been no material changes in our risk factors from those disclosed in these reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

3.1	Bylaws of Middleburg Financial Corporation (restated in electronic format as of August 26, 2009) (incorporated by reference to Exhibit 3.1 of Form 8-K filed August 28, 2009).
10.1	Underwriting Agreement between Middleburg Financial Corporation and Scott and Stringfellow, LLC (incorporated by reference to exhibit 10.1 and Form 8-K filed July 28, 2009).
10.2	Letter Agreement between Middleburg Financial Corporation and Raj Mehra, dated September 30, 2009.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2009	/s/Joseph L. Boling
Joseph L. Boling
Chairman of the Board
& Chief Executive Officer

Date: November 9, 2009	/s/Raj Mehra
Raj Mehra
Executive Vice President
& Chief Financial Officer

EXHIBIT INDEX

Exhibits

3.1	Bylaws of Middleburg Financial Corporation (restated in electronic format as of August 26, 2009) (incorporated by reference to Exhibit 3.1 of Form 8-K filed August 28, 2009).
10.1	Underwriting Agreement between Middleburg Financial Corporation and Scott and Stringfellow, LLC (incorporated by reference to exhibit 10.1 and Form 8-K filed July 28, 2009).
10.2	Letter Agreement between Middleburg Financial Corporation and Raj Mehra, dated September 30, 2009.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350