Form 10-K
period 2009-12-31
MIDDLEBURG FINANCIAL CORP
filed 2010-03-17
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web side, if any every interactive data file required toe be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $68,707,051

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,917,738 shares of Common Stock as of March 4, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders – Part III

TABLE OF CONTENTS

PART I
		Page
ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	17
ITEM 1B.	UNRESOLVED STAFF COMMENTS	23
ITEM 2.	PROPERTIES	24
ITEM 3.	LEGAL PROCEEDINGS	25
ITEM 4.	RESERVED	26

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
	EQUITY SECURITIES	27
ITEM 6.	SELECTED FINANCIAL DATA	29
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATION	30
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	55
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	56
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	57
ITEM 9A.	CONTROLS AND PROCEDURES	57
ITEM 9B.	OTHER INFORMATION	58

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
	GOVERNANCE	58
ITEM 11.	EXECUTIVE COMPENSATION	58
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT AND RELATED
	STOCKHOLDER MATTERS	58
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	59
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	59

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	59

PART I

ITEM 1.	BUSINESS

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

Middleburg Bank serves the Virginia counties of Loudoun, Fairfax and Fauquier.  Loudoun County is in northwestern Virginia and included in the Washington-Baltimore metropolitan statistical area.  According to the Loudoun County Department of Economic Development, the county’s estimated population was approximately 288,556 as of January 1, 2010.  The local economy is driven by service industries, including but not limited to, professional and technical services requiring a high skill level; federal, state and local government; construction; and retail trade.  Fairfax County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area.  According to the latest data on Fairfax County government’s Web Site, the county’s population exceeds 1.0 million residents as of January 1, 2010.  The local economy is driven by service industries and federal, state and local governments.  Fauquier County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area.  Fauquier County’s estimated population on January 1, 2010 was 72,685.  The local economy is driven by service industries and agriculture.

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

Middleburg Bank owns 57.1% of the issued and outstanding membership interest units of Southern Trust Mortgage, LLC.  The remaining 42.9% of issued and outstanding membership interest units are owned by other partners.  The ownership of these partners is represented in the financial statements as “Non-controlling interest in consolidated subsidiary.”  Southern Trust Mortgage is a regional mortgage lender headquartered in Virginia Beach, Virginia and has offices in Virginia, Maryland, Georgia, North Carolina and South Carolina.

Middleburg Investment Group

Middleburg Investment Group is a non-bank holding company that was formed in the fourth quarter of 2005.  It has one wholly-owned subsidiary, Middleburg Trust Company which in turn wholly owns Middleburg Investment Advisors, Inc.

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

Prior to December of 2009, Middleburg Investment Advisors, Inc. was a wholly owned subsidiary of Middleburg Investment Group. In December of 2009, Middleburg Investment Group transferred its ownership in Middleburg Investment Advisors to Middleburg Trust Company and Middleburg Investment Advisors became a wholly owned subsidiary of Middleburg Trust Company.

Products and Services

The Company, through its subsidiaries, offers a wide range of banking, fiduciary and investment management services to both individuals and small businesses.  Middleburg Bank’s services include various types of checking and savings deposit accounts, and the making of business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans.  Also, Middleburg Bank offers ATMs at eight facilities and at two offsite locations.  Additional banking services available to the Company’s clients include, but are not limited to, internet banking, travelers’ checks, money orders, safe deposit rentals, collections, notary public and wire services.  Southern Trust Mortgage offers mortgage banking services to residential borrowers in six states within the southeastern United States.  Southern Trust Mortgage operates as Middleburg Mortgage within all of the Company’s financial service centers to provide mortgage banking services for the Company’s clients.

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

Employees

As of December 31, 2009, the Company and its subsidiaries had a total of 340 full time equivalent employees, including 162 employees at Southern Trust Mortgage.  The Company considers relations with its employees to be excellent.  The Company’s employees are not represented by a collective bargaining unit.

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

Revenue from the wealth management activities is comprised mostly of fees based upon the market value of the accounts under administration as well as commissions on investment transactions. The wealth management services are conducted by Middleburg Trust Company, Middleburg Investment Advisors, Inc. and the investment services department of Middleburg Bank.

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

The following tables present segment information for the years ended December 31, 2009, 2008 and 2007.

	2009
	Retail	Wealth	Mortgage	Inter-company
(In Thousands)	Banking	Management	Banking	Eliminations	Consolidated
Revenues:
Interest income	$49,143	$8	$8,855	$(1,260)	$56,746
Wealth management fees	--	3,873	--	(76)	3,797
Other income	3,965	--	13,228	(78)	17,115
Total operating income	$53,108	$3,881	$22,083	$(1,414)	$77,658
Expenses:
Interest expense	$18,495	$--	$1,846	$(1,260)	$19,081
Salaries and employee benefits	12,560	2,895	12,560	29	28,044
Provision for loan losses	4,564	--	(13)	--	4,551
Other	15,491	1,500	4,011	(183)	20,819
Total operating expenses	$51,110	$4,395	$18,404	$(1,414)	$72,495
Income before income taxes	$1,998	$(514)	$3,679	$--	$5,163
Provision for income taxes	255	(191)	--	--	64
Net income	$1,743	$(323)	$3,679	$--	$5,099
Non-controlling interest in
consolidated subsidiary	--	--	--	1,577	1,577
Net income attributable to
Middleburg Financial Corporation	$1,743	$(323)	$3,679	$(1,577)	$3,522
Total assets	$966,004	$6,293	$56,978	$(52,902)	$976,373
Capital expenditures	$1,922	$11	$47	$--	$1,980
Goodwill and identified intangibles	$--	$4,664	$1,867	$--	$6,531
	2008
	Retail	Wealth	Mortgage	Inter-company
(In Thousands)	Banking	Management	Banking	Eliminations	Consolidated
Revenues:
Interest income	$50,103	$29	$5,990	$(200)	$55,922
Wealth management fees	--	4,253	--	(83)	4,170
Other income	2,357	95	10,412	(130)	12,734
Total operating income	$52,460	$4,377	$16,402	$(413)	$72,826
Expenses:
Interest expense	$21,128	$--	$1,791	$(200)	$22,719
Salaries and employee benefits	12,065	2,795	10,516	--	25,376
Provision for loan losses	3,621	--	1,640	--	5,261
Other	11,644	1,560	4,232	(213)	17,223
Total operating expenses	$48,458	$4,355	$18,179	$(413)	$70,579
Income before income taxes	$4,002	$22	$(1,777)	$--	$2,247
Provision for income taxes	362	82	--	--	444
Net income	$3,640	$(60)	$(1,777)	$--	$1,803
Non-controlling interest in
consolidated subsidiary	--	--	--	757	757
Net income attributable to
Middleburg Financial Corporation	$3,640	$(60)	$(1,777)	$757	$2,560
Total assets	$933,652	$6,514	$51,709	$(6,684)	$985,191
Capital expenditures	$3,162	$282	$275	$--	$3,719
Goodwill and identified intangibles	$--	$4,877	$1,867	$--	$6,744

	2007
	Retail	Wealth	Mortgage	Inter-company
(In Thousands)	Banking	Management	Banking	Eliminations	Consolidated
Revenues:
Interest income	$49,599	$58	$--	$(29)	$49,628
Wealth management fees	--	4,979	--	(89)	4,890
Other income	2,853	--	--	(41)	2,812
Total operating income	$52,452	$5,037	$--	$(159)	$57,330
Expenses:
Interest expense	$22,470	$--	$--	$(29)	$22,441
Salaries and employee benefits	10,829	2,728	--	--	13,557
Provision for loan losses	1,786	--	--	--	1,786
Other	14,481	1,547	--	(130)	15,898
Total operating expenses	$49,566	$4,275	$--	$(159)	$53,682
Income before income taxes	$2,886	$762	$--	$--	$3,648
Provision for income taxes	251	333	--	--	584
Net income	$2,635	$429	$--	$--	$3,064
Non-controlling interest in
consolidated subsidiary	--	--	--	--	--
Net income attributable to
Middleburg Financial Corporation	$2,635	$429	$--	$--	$3,064
Total assets	$836,899	$6,900	$--	$(2,399)	$841,400
Capital expenditures	$3,734	$35	$--	$--	$3,769
Goodwill and identified intangibles	$--	$5,215	$--	$--	$5,215

Competition

The Company’s commercial and retail banking segment faces significant competition for both loans and deposits.  Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders.  Its most direct competition for deposits has historically come from commercial banks, credit unions, savings banks, savings and loan associations and other financial institutions.  Based upon total deposits at June 30, 2009, as reported to the Federal Deposit Insurance Corporation (the “FDIC”), the Company has the largest share of deposits with 19.2% market share among banking organizations operating in Loudoun County, Virginia.  The Company’s Reston location, as of the latest FDIC report, has 0.08% of the $43.0 billion in deposits in the Fairfax County market.  The Company’s market share among banking organizations operating in Fauquier County, as of the latest FDIC report, is 5.9% of the

$1.2 billion in deposits.  The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

The Company’s wealth management segment faces competition on several fronts.  Middleburg Trust Company competes for clients and accounts with banks, other financial institutions and money managers.  Even though many of these institutions have been engaged in the trust or investment management business for a considerably longer period of time than Middleburg Trust Company and have significantly greater resources, Middleburg Trust Company has grown through its commitment to quality trust and investment management services and a local community approach to business.  Middleburg Investment Advisors competes for its clients and accounts with other money managers and investment brokerage firms.  Like the rest of the Company, Middleburg Investment Advisors is dedicated to quality service and high investment performance for its clients.  Middleburg Investment Advisors has successfully operated in its markets for 28 years.  The investment services department of Middleburg Bank competes with local and on-line investment brokerage firms.

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

Middleburg Bank has three levels of lending authority.  Individual loan officers are the first level and are limited to their lending authority.  The second level is the Officers Loan Committee, which is composed of four officers of Middleburg Bank, including the Company’s Chairman, the President and Chief Executive Officer, and the Senior Lending Officer.  The Officers Loan Committee approves loans that exceed the individual loan officers’ lending authority and reviews loans to be presented to the Directors Loan Committee.  The Directors Loan Committee is composed of seven Directors, of which five are independent Directors.  The Directors Loan Committee approves new, modified and renewed credits that exceed Officer Loan Committee authorities.  The Chairman of the Directors Loan Committee is the Chairman of the Company.   A quorum is reached when four committee members are present, of which at least three must be independent Directors.  An application requires four votes to receive approval by this committee.  In addition, the Directors Loan Committee reports all new loans reviewed and approved to Middleburg Bank’s Board of Directors monthly.  Monthly reports shared with the Directors Loan Committee include names and monetary amounts of all new credits in excess of $12,500 or which had been extended; a watch list including names, monetary amounts, risk rating and payment status; non accruals and charge offs as recommended and a list of overdrafts in excess of $1,500 and which have been overdrawn more than four days.  The Directors Loan Committee also reviews lending policies proposed by management.

In the normal course of business, Middleburg Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements including commitments to extend credit.  At December 31, 2009, commitments to extend credit totaled $84.6 million.

Construction Lending

Middleburg Bank makes local construction loans, primarily residential, and land acquisition and development loans.  The construction loans are primarily secured by residential houses under construction and the underlying land for which the loan was obtained.  At December 31, 2009, construction, land and land development loans outstanding were $72.9 million, or 11.3%, of total loans.  Approximately 71.9% of these loans are concentrated in the Loudoun, Fairfax and Fauquier County, Virginia markets.  The average life of a construction loan is approximately 12 months and will reprice monthly to meet the market, typically the prime interest rate plus one percent.  Because the interest rate charged on these loans floats with the market, the construction loans help the Company in managing its interest rate risk.  Construction lending entails significant additional risks, compared with residential mortgage lending.  Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To mitigate the risks associated with construction lending, Middleburg Bank generally limits loan amounts to 75% to 85% of appraised value, in addition to analyzing the creditworthiness of its borrowers.  Middleburg Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrowing entity’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields.  To manage these risks, Middleburg Bank generally obtains appropriate collateral and personal guarantees from the borrowing entity’s principal owners and monitors the financial condition of its business borrowers.  Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be readily ascertainable.  In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself.  Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.  Middleburg Bank has an outside third party loan review and monitoring process to regularly assess the repayment ability of commercial borrowers.  At December 31, 2009, commercial loans totaled $43.4 million, or 6.7% of total loans.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in Middleburg Bank’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches.  At December 31, 2009, commercial real estate loans aggregated $240.7 million, or 37.4%, of Middleburg Bank’s total loans.

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

At December 31, 2009, $267.7 million, or 41.6%, of Middleburg Bank’s loan portfolio consisted of one-to four-family residential real estate loans and home equity lines.  Of the $267.7 million, $181.3 million were fixed rate mortgages while the remaining $86.4 million were adjustable rate mortgages.   The fixed rate loans are typically 3, 5, 7 or 10 year balloon loans amortized over a 30 year period.  Middleburg Bank has about $91.4  million in fixed rate loans that have maturities of 15 years or greater.  Approximately $45.2 million of fixed rate loans have maturities of 5 years or less.

In connection with residential real estate loans, Middleburg Bank requires title insurance, hazard insurance and if required, flood insurance.  Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction.

Consumer Lending

Middleburg Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans.  At December 31, 2009, Middleburg Bank had consumer loans of $16.9 million or 2.6% of gross loans.  Such loans are generally made to customers with whom Middleburg Bank has a pre-existing relationship.  Middleburg Bank currently originates all of its consumer loans in its geographic market area.  Most of the consumer loans are tied to the prime lending rate and reprice monthly.

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

Payment of Dividends

The Company is a legal entity separate and distinct from its banking and non-banking subsidiaries.  The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries.  Middleburg Bank is subject to laws and regulations that limit the amount of dividends it can pay.  In addition, both the Company and Middleburg Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Company does not expect that any of these laws, regulations or policies will materially affect the ability of Middleburg Bank to pay dividends.  During the year ended December 31, 2009, Middleburg Bank paid $3.2 million in dividends to the Company.  No dividends were paid to the Company from the non-banking subsidiaries.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice.  The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, during most of 2009 the Company was subject to restrictions on its ability to pay dividends on common stock as a result of the Company’s participation in the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”).  In connection with that program, the Company issued preferred stock and a warrant to purchase common stock to the Treasury on January 30, 2009.  The preferred stock was in a superior ownership position compared to common stock, and dividends were required to be paid on the preferred stock before they could be paid on the common stock.  In addition, the consent of the Treasury generally was required for the Company to increase its common stock dividend or repurchase its stock common or other equity or capital securities prior to January 30, 2012.  If the Company did not pay dividends on the preferred stock for an aggregate of six (6) quarterly dividend periods or more, whether or not consecutive, the Company’s authorized number of directors automatically would increase by two (2) and the holders of the Preferred Stock would have the right to elect those directors at the Company’s next annual meeting or at a special meeting called for that purpose; these two directors would be elected annually and would serve until all accrued and unpaid dividends for all past dividend periods had been declared and paid in full.  As a result of the Company’s redemption of the preferred stock in December 2009, the Company is no longer subject to these restrictions or requirements.

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of Middleburg Bank are insured by the FDIC up to the limits set forth under applicable law.  The deposits of Middleburg Bank subsidiary are subject to the deposit insurance assessments of the Deposit Insurance Fund (“DIF”) of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations.  In addition to being influenced by the risk profile of the particular depository institution, FDIC premiums are also influenced by the size of the FDIC insurance fund in relation to total deposits in FDIC insured banks.  The FDIC has authority to impose special assessments from time to time.

The maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2013.  On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except for individual retirement accounts and other certain retirement accounts which will remain at $250,000 per depositor.

In May 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured financial institution’s total assets minus its tier 1 capital as of June 30, 2009 to be paid on September 30, 2009.  This special assessment assisted the FDIC in the replenishment of the DIF as a result of the increase in financial institution failures during 2008 and 2009.  The special assessment imposed on Middleburg Bank was $480,000.  In November 2009, the FDIC adopted a final rule to require insured financial institutions to prepay three years of estimated insurance assessments.  This prepayment allows the FDIC to strengthen the cash position of the DIF immediately without immediately impacting earnings of the industry.  The payment of the prepaid assessment was due on December 30, 2009.  Middleburg Bank’s prepaid assessment was $6.9 million.

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

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits.  NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at an institution.  For net transaction accounts in 2010, the first $10.7 million will be exempt from reserve requirements, compared to $9.3 million in 2009.  A three percent reserve ratio will be assessed on net transaction accounts over $10.7 million up to and including $44.5 million, compared to $9.3 million up to and including $34.6 million in 2009.  A ten percent reserve ratio will be applied above $44.5 million in 2010, compared to $34.6 million in 2009.  These percentages are subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

Emergency Economic Stabilization Act of 2008

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (“ESSA”) was signed into law on October 3, 2008.  Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Treasury Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury would purchase equity stakes in certain banks and thrifts.  Under this program, known as the Capital Purchase Program, the Treasury would make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA).  In conjunction with the purchase of preferred stock, the Treasury would receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions would be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program.  On January 30, 2009, the Company opted to participate in the Capital Purchase Program and issued $22 million of preferred stock to the Treasury.  As a result, the Company was subject to the executive compensation and corporate governance requirements of Section III of EESA.  In December 2009, the Company redeemed the preferred stock in full and, as a result, is no longer subject to these requirements.

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

Middleburg Investment Advisors

Middleburg Investment Advisors operates as a subsidiary of Middleburg Trust Company, which is a subsidiary of Middleburg Investment Group, which in turn is a subsidiary of the Company.  It is subject to supervision and regulation by the Securities and Exchange Commission under the Investment Advisors Act of 1940.  The Investment Advisors Act of 1940 requires registered investment advisers to comply with numerous and pervasive obligations, including, among other things, record-keeping requirements, operational procedures, registration and reporting and disclosure obligations.  State regulatory authorities also provide similar oversight and regulation.

ITEM 1A.                      RISK FACTORS

The Company is subject to various risks, including the risks described below.  The Company’s (“We” or “Our”) operations, financial condition and performance and, therefore, the market value of our securities  could be materially adversely affected by any of these risks or additional risks not presently known or that we currently deem immaterial.

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

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities.  Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage and home equity loans in the secondary market.  We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it.  Based on our asset/liability position at December 31, 2009, a rise in interest rates would reduce our net interest income in the short term.  Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans.  Many of our loans are secured by real estate (both residential and commercial) in our market area.  At December 31, 2009, approximately 37.4% and 41.6% of our $644.3 million total loan portfolio were secured by commercial and residential real estate, respectively.  A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could negatively impact us.  While we are in one of the fastest growing real estate markets in the United States, risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully.  We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

Due to the economic growth in our market area and the opening of new financial service centers, a significant portion of our loans have been originated in the past several years.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as ‘seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Although we believe we have conservative underwriting standards, it is more difficult to assess the future performance of the loan portfolio due to the recent origination of many of the loans.  Thus, there can be no assurance that charge-offs in the future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

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

Our directors and officers beneficially own 11.73% of our common stock and may purchase additional shares of our common stock by exercising vested stock options.  By voting against a proposal submitted to shareholders, the directors and officers may be able to make approval more difficult for proposals requiring the vote of shareholders such as mergers, share exchanges, asset sales and amendment to the Company’s articles of incorporation.

An inadequate allowance for loan losses would reduce our earnings.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans.  We maintain an allowance for loan losses based upon many factors, including the following:

•	actual loan loss history;
•	volume, growth, and composition of the loan portfolio;
•	the amount of non-performing loans and the value of their related collateral;
•	the effect of changes in the local real estate market on collateral values;
•	the effect of current economic conditions on a borrower’s ability to pay; and
•	other factors deemed relevant by management.

These determinations are based upon estimates that are inherently subjective, and their accuracy depends on the outcome of future events; therefore, realized losses may differ from current estimates.  Changes in economic, operating, and other conditions, including changes in interest rates, which are generally beyond our control, could increase actual loan losses significantly.  As a result, actual losses could exceed our current allowance estimate.  We cannot provide assurance that our allowance for loan losses is sufficient to cover actual loan losses should such losses differ significantly from the current estimates.

In addition, there can be no assurance that our methodology for assessing our asset quality will succeed in properly identifying impaired loans or calculating an appropriate loan loss allowance.  We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner.  If our assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions.  These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations.  Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

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

Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader reform and a restructuring of financial institution regulation. Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated. Some of these major changes may take effect as early as 2010, and could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.

                Certain reform proposals under consideration could result in our becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. In addition, we anticipate the enactment of certain reform proposals under consideration that would introduce stricter substantive standards, oversight and enforcement of rules governing consumer financial products and services, with particular emphasis on retail extensions of credit and other consumer-directed financial products or services. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

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

We are a member of the Federal Home Loan Bank of Atlanta, or FHLB, which enables us to borrow funds under the Federal Home Loan Bank advance program. As a FHLB member, we are required to own FHLB common stock, the amount of which increases with the level of our FHLB borrowings. The carrying value of our FHLB common stock was $5.1 million as of December 31, 2009. The FHLB has suspended daily repurchases of FHLB common stock, which adversely affects the liquidity of these shares. Consequently, there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future.

Increases in FDIC insurance premiums may cause our earnings to decrease.

The limit on FDIC coverage has been temporarily increased to $250,000 for all accounts through December 31, 2013.  In addition, the costs association with bank resolutions or failures have substantially depleted the Deposit Insurance Fund.  As a result, the FDIC has been implementing and considering different methodologies by which it may increase premium amounts.  The FDIC almost doubled its assessment rate on well-capitalized institutions by raising the assessment rate 7 basis points at the beginning of 2009.  In May 2009, the FDIC issued a final rule regarding a special assessment of 5 basis points on an institution’s total assets minus its Tier 1 capital as of June 30, 2009.  The FDIC adopted another final rule effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk, make corresponding changes to assessment rates beginning with the second quarter of 2009, as well as other changes to the deposit insurance assessment rules.  In November 2009, the FDIC voted to require insured depository institutions to prepay slightly over three years of estimated insurance assessments. Additionally, the FDIC has proposed using executive compensation as a factor in assessing the premiums paid by insured depository institutions to the Deposit Insurance Fund.  These actions could significantly increase our noninterest expense for the foreseeable future.

Revenue from our mortgage lending investment is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our profits.

Our mortgage banking subsidiary, Southern Trust Mortgage, has provided a significant portion of our consolidated business and maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors. For the fiscal year ended December 31, 2009, Southern Trust Mortgage produced net income of approximately $2.1 million attributable to Middleburg. Loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect Southern Trust Mortgage’s mortgage originations and, consequently, reduce its income from mortgage lending activities. In addition, new legislation, including proposed legislation that would require Southern Trust Mortgage to retain five percent of the credit risk of securitized exposures, could adversely affect its operations.

We could also experience a reduction in the carrying value of our equity investment in Southern Trust Mortgage if Southern Trust Mortgage operations are negatively impacted. The carrying value for Southern Trust Mortgage at December 31, 2009 was approximately $6.4 million. A reduction in our carrying value could negatively impact our net income through an impairment expense.

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

The Fort Evans Road, Leesburg facility was relocated in July 2008 to 538 Fort Evans Road, NE, Leesburg, Virginia 20176 and is commonly referred to by the Company as “Fort Evans II.”  The facility is a one-story building of brick construction with approximately 4,000 square feet of floor space.  Fort Evans II is a financial service center with three drive-up facilities and a drive-up automated teller machine.  Middleburg Bank owns the building, but leases the land upon which it resides.  The initial term of the lease is 25 years, expiring July 31, 2033, with two five-year renewal options.  The annual lease expense associated with this location is $300,000.  Middleburg Bank retains ownership of the former Fort Evans Road, Leesburg facility with the intention of selling this property.  This facility was not active at December 31, 2009.

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

The Reston facility opened in November 2004 and consists of a one-story building of brick construction with approximately 3,500 square feet of floor space, located at 1779 Fountain Drive, Reston, Virginia, 20190.  The office is a financial service center with three double-stack drive-up facilities and a drive-up automated teller machine.  Middleburg Bank owns this building but leases the land upon which it resides.  The initial term of the lease is 15 years, expiring October 31, 2019, with two five-year renewal options.  The annual lease expense associated with this location is $220,000.

The Warrenton facility opened in October 2005 and consists of a one-story building of brick construction with approximately 3,500 square feet of floor space, located at 530 Blackwell Road, Warrenton, Virginia, 20186.  The office is a financial service center with a non-visible teller line, a client service desk, a remote teller station with four tellers, two drive-up lanes and a drive-up automated teller machine.  Middleburg Bank leases this office.  The initial term of the lease is 20 years, expiring February 28, 2025, with four five-year renewal options.  The annual lease expense associated with this location is $141,000.

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

Middleburg Trust Company opened an office at 5372 Discovery Park Boulevard, Williamsburg, Virginia 23188 in February 2008.  The office is approximately 2,250 square feet.  The lease is for a term of five years, expiring January 14, 2012, with a five-year renewal option.  The annual lease expense associated with this location is $63,000.

Middleburg Investment Advisors leases its main office at 1901 North Beauregard Avenue, Alexandria, Virginia, 22311.  The lease, which was entered into in May 2008, is for a term of 8 years, with no renewal options.   The space includes approximately 3,500 square feet of office space and 900 square feet of storage.   The annual lease expense associated with this location is $121,000.

The Marshall limited service facility, located at 8383 West Main Street, was leased beginning December 1, 2006.  The leased space consists of 328 square feet.  Transactions in this location are limited to paying and receiving teller functions.  The initial term of this lease is three years, with two additional renewal periods of one year each.  The lease is in its initial term and will expire November 30, 2011.  The annual lease expense associated with this location is $12,000.

Southern Trust Mortgage, LLC leases its main office location at 4433 Corporation Lane, Virginia Beach, Virginia as well as eleven other service locations in Virginia, Maryland, and South Carolina with long-term leases.  Lease expiration dates for these office locations range from April, 2010 to August, 2018 with annual lease expenses ranging from $9,000 for the Summerville, SC location to $336,000 for the main office location in Virginia Beach, Virginia.  Southern Trust Mortgage also leases additional facilities on a month-to-month basis.  Total rental and lease expense for Southern Trust Mortgage was $902,548 and $1,113,476 for the years ended December 31, 2009 and 2008 respectively.  Rental and lease expenses for Sothern Trust Mortgage are included in the Company’s financial statements for the years ended December 31, 2009 and 2008.

All of the Company’s properties are well maintained, are in good operating condition and are adequate for the Company’s present and anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market under the symbol “MBRG.”  The high and low sale prices per share for the Company’s Common Stock for each quarter of 2008 and 2009, and the amount of cash dividends per share in each quarter, are set forth in the table below.

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low
2008: 1st quarter 2nd quarter 3rd quarter 4th quarter	25.93 24.97 20.00 17.50	19.25 19.00 16.25 13.25	0.19 0.19 0.19 0.00
2009: 1st quarter 2nd quarter 3rd quarter 4th quarter	14.91 15.70 14.19 13.10	10.25 11.25 10.68 11.65	0.19 0.19 0.10 0.10

As of March 5, 2010, the Company had approximately 491 shareholders of record and at least 2,231 additional beneficial owners of shares of Common Stock.

The Company historically has paid cash dividends on a quarterly basis.  In the fourth quarter of 2008, the Company changed its policy for declaring dividends from declaring them prior to the end of a quarter to declaring them after the quarter has ended.  The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally Middleburg Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in Item 1., “Business – Supervision and Regulation – Payment of Dividends,” above.

The Company did not repurchase any shares of Common Stock during the fourth quarter of 2009.  On June 16, 1999, the Company adopted a repurchase plan, which authorized management to purchase up to $5 million of the Company’s common stock from time to time.  Subsequently, the plan was amended to authorize management to purchase up to 100,000 shares and to eliminate the $5 million limit.  As of March 16, 2010, the Company has 24,084 shares eligible for repurchase under the plan.

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the NASDAQ Composite Index and the SNL $500M-$1B Bank Index as reported by SNL Financial LC, assuming an investment of $100 in shares of Common Stock on December 31, 2004 and the reinvestment of dividends.

		Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Middleburg Financial Corporation	100.00	84.41	103.82	61.47	43.30	37.57
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $500M-$1B	100.00	104.29	118.61	95.04	60.90	58.00

ITEM 6.                      SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated.  The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2009, 2008, 2007, 2006 and 2005.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except ratios and per share data)
Balance Sheet Data:
Assets (1)	$976,374	$985,191	$841,400	$772,305	$739,911
Loans, net (2)	680,104	702,651	638,692	564,750	520,511
Securities	178,924	181,312	129,142	135,435	149,591
Deposits	805,648	744,782	588,769	570,599	551,432
Shareholders’ equity	100,312	75,677	77,904	77,898	53,476
Average shares outstanding, basic	5,629	4,528	4,506	4,132	3,803
Average shares outstanding, diluted	5,630	4,554	4,578	4,223	3,906

Income Statement Data:
Interest income	$56,746	$55,922	$49,628	$45,398	$36,212
Interest expense	19,082	22,719	22,441	18,487	11,596
Net interest income	37,664	33,203	27,187	26,911	24,616
Provision for loan losses	4,551	5,261	1,786	499	1,744
Net interest income after
provision for loan losses	33,113	27,942	25,401	26,412	22,872
Non-interest income	19,914	17,817	7,832	8,420	8,945
Securities gains (losses)	998	(913)	(130)	(305)	76
Non-interest expense	48,862	42,599	29,455	23,210	21,920
Income before income taxes and non-controlling interest in consolidated
subsidiary (3)	5,163	2,247	3,648	11,317	9,973
Income taxes	64	444	584	3,299	2,799
Non-controlling interest in consolidated subsidiary	(1,577)	757	--	--	--
Net income	3,522	2,560	3,064	8,018	7,174

Per Share Data:
Net income, basic	$0.37	$0.57	$0.68	$1.94	$1.89
Net income, diluted	0.37	0.56	0.67	1.90	1.84
Cash dividends	0.58	0.57	0.76	0.76	0.76
Book value at period end	14.52	16.69	17.21	17.29	14.05
Tangible book value at period end	13.57	15.20	16.06	16.06	12.50

Asset Quality Ratios:
Non-performing loans to total portfolio loans	1.80%	1.19%	1.03%	0.00%	0.02%
Non-performing loans to total assets	1.19	0.81	0.79	0.00	0.00
Net charge-offs (recoveries) to average loans	0.76	0.51	0.04	0.01	0.00
Allowance for loan losses to loans
outstanding at end of period (2)	1.33	1.41	1.10	0.98	0.98

Selected Ratios:
Return on average assets	0.35%	0.28%	0.38%	1.05%	1.05%
Return on average equity	3.21	3.37	3.83	12.25	13.65
Dividend payout	145.00	100.79	111.76	39.41	40.21
Efficiency ratio (4)	82.63	80.53	81.25	63.85	63.32
Net interest margin (5)	4.17	4.02	3.80	3.97	4.11
Equity to assets	10.59	7.68	9.26	10.09	7.23
Tier 1 risk-based capital	13.86	10.25	11.55	12.79	11.10
Total risk-based capital	15.06	11.50	12.59	13.70	12.00
Leverage	10.40	8.40	9.44	10.26	8.70

(1)
Amounts have been adjusted to reflect the application of Accounting Standards Codification (“ASC”) Topic 810.  The common equity portion of the Trust Preferred entities has been deconsolidated and is included in Assets for all years reported.

(2)	Includes mortgages held for sale
(3)	Consolidated Southern Trust Mortgage, LLC in 2009 and 2008 based on the Company’s 57.1% ownership at year end.
(4)
The efficiency ratio is a key performance indicator in the Company’s industry.  The Company monitors this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning.  The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses.  It is a measure of the relationship between operating expenses to earnings.  Net interest income on a tax equivalent basis for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 were $39,180,000, $34,463,000, $28,378,000, $27,705,000, and $25,435,000.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies,” below for additional information.

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

Overview

           The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc and a majority owned subsidiary, Southern Trust Mortgage, LLC.  Middleburg Bank is a community bank serving the Virginia counties of Loudoun, Fairfax and Fauquier with seven financial service centers and two limited service facilities.  Middleburg Investment Group is a non-bank holding company with one wholly owned subsidiary, Middleburg Trust Company, which in turn wholly owns Middleburg Investment Advisors, Inc.  Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities.  Middleburg Investment Advisors is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 24 states.  Southern Trust Mortgage is a regional mortgage company headquartered in Virginia Beach, Virginia and maintains offices in Virginia, Maryland, Georgia, North Carolina and South Carolina.  During 2010, we will open a new Financial Service Center in Gainesville and open a Middleburg Bank office in Williamsburg, adding to our Trust and Investment services in that community.  Both of these communities allow us to offer our suite of financial services to new individuals, families and businesses.

The Company generates a significant amount of its income from the net interest income earned by Middleburg Bank.  Net interest income is the difference between interest income and interest expense.  Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon.  Middleburg Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon.  The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses or potential other-than-temporary impairment of securities  Middleburg Investment Group’s subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, generate fee income by providing investment management and trust services to its clients.  Investment management and trust fees are generally based upon the value of assets under management, and, therefore can be significantly affected by fluctuations in the values of securities caused by changes in the capital markets.  Southern Trust Mortgage generates fees from the origination and sale of mortgages loans.  Southern Trust Mortgage also maintains a real estate construction portfolio and receives interest and fee income from these loans, which, net of interest expense, is included in net interest income.

At December 31, 2009, total assets were $976.4 million, a decrease of 0.9% from $985.2 million.  Total loans, including mortgages held for sale decreased $23.4 million from $712.7 million at December 31, 2008 to $689.3 million at December 31, 2009.  Total deposits increased $60.8 million from $744.8 million at December 31, 2008 to $805.6 million at December 31, 2009.  Lower cost deposits, including demand checking, interest checking and savings increased $85.7 million or 20.5% from the year ended December 31, 2008 to $504.2 million for the year ended December 31, 2009.  Higher cost time deposits, excluding brokered certificates of deposit, increased 5.4% or $12.1 million from the year ended December 31, 2008 to $238.9 million for the year ended December 31, 2009.  The shift in the mix of deposits as well as lower interest rates paid on deposits during 2009 contributed to the 57 basis point decrease in the overall cost of deposits from 2008 to 2009.  The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, increased from 4.02% for the year ended December 31, 2008 to 4.17% for the year ended December 31, 2009.  The increase is attributed to the 71 basis point decrease in yield of total interest bearing liabilities as compared to the 47 basis point decrease, on a tax equivalent basis, in yield of total interest bearing assets.  The provision for loan losses decreased $710,000 for the year ended December 31, 2009 to $4.5 million compared to $5.3 million for the same period in 2008.  The Company recognized other-than-temporary impairment on trust preferred securities of $1.1 million for the year ended December 31, 2009 compared to $1.6 million for the same period in 2008.  Total non-interest income increased $4.0 million for the year ended December 31, 2009, compared to same period in 2008.  The increase is largely due to gains on the sale of loans by the Company’s mortgage banking subsidiary, Southern Trust Mortgage.  Non-interest expense in 2009 increased $6.26 million, up 14.7% from 2008, driven primarily by commissions related to the increased production at Southern Trust Mortgage, increased FDIC insurance expense and increased legal and OREO expenses.

Total non-interest expenses for the year ended December 31, 2009 includes the consolidated expenses of Southern Trust Mortgage, while the same period in 2007 include a one-time impairment charge of $5.0 million.  Although, the Company is focused on keeping growth in non-interest expense low in the future, because of the Company’s plans to engage in growth and expansion, it is expected that non-interest expense will continue to grow in the future at a rate similar to previous years, excluding the impairment charge of 2007.  The Company remains well capitalized with risk-adjusted core capital and total capital ratios well above the regulatory minimums.

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

Middleburg Bank evaluates various loans individually for impairment as required by applicable accounting guidance.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment with a group of loans that have similar characteristics.

For loans without individual measures of impairment, Middleburg Bank makes estimates of losses for groups of loans as required by applicable accounting standards  Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type.  A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan.  The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans, including:  borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

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

Intangibles and Goodwill

The Company has approximately $6.5 million in intangible assets and goodwill at December 31, 2009, a decrease of $213,000 since December 31, 2008 which was attributable to regular amortization of intangible assets. On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years.  The remainder of the purchase price has been allocated to goodwill.  Approximately $1.0 million of the $6.5 million in intangible assets and goodwill at December 31, 2009 is attributable to the Company’s investment in Middleburg Trust Company.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

In addition, accounting standards require that goodwill be tested annually using a two-step process.  The first step is to identify a potential impairment.  The second step measures the amount of the impairment loss, if any.  Processes and procedures have been identified for the two-step process.

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

Other-Than-Temporary Impairment (OTTI)

Approximately $1.1 million in losses related to other-than-temporary impairment on trust-preferred securities was recognized in 2009. At December 31, 2009, the Company had $2.5 million in trust-preferred securities in its portfolio.

In accordance with applicable accounting guidance, we determine other-than-temporary impairment for the trust preferred securities in the securities portfolio based on an evaluation of the underlying collateral. We developed cash flow projections based upon assumptions of default/deferral rates, recovery rates and prepayment rates for the collateral. The present value of the projected cash flows was calculated by discounting the projected cash flows using the effective yield at purchase in accordance with applicable accounting guidance. Finally, the present values of the projected cash flows were compared to the carrying values of the securities. If the present values were less than the carrying value, we determined that the security had an other-than-temporary impairment equal to the difference between the present value and the carrying value of the bond.

The Company may need to recognize additional other-than-temporary impairments related to trust preferred securities in 2010. We evaluate our default assumptions and cash flow projections in relation to the credit performance of the collateral that underlies the trust preferred securities. Should additional deferrals/defaults occur on the collateral, projected cash flows from the collateral could be reduced which could result in other-than-temporary impairments in 2010.

Results of Operations

Net Income

Net income for 2009 was $3.5 million, an increase of 37.5% from the 2008 net income of $2.56 million.  Net income for 2008 decreased 16.4% from 2007’s net income of $3.1 million.  For 2009, earnings per diluted share were $0.37 compared to $0.56 and $0.67 for 2008 and 2007, respectively.

Return on average assets (“ROA”) measures how effectively the Company employs its assets to produce net income.  The ROA for the Company increased to 0.35% for the year ended December 31, 2009 from 0.28% for the same period in 2008.  ROA for 2007 was 0.38%. Return on average equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total average equity capital invested.  ROE decreased to 3.21% for the year ended December 31, 2009.   ROE was 3.37% and 3.83% for the years ended December 31, 2008 and 2007, respectively.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities as of December 31.  Non-accrual loans are included in the loan average balances.

Average Balances, Income and Expenses, Yields and Rates
(Years Ended December 31)

		2009			2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Assets :
Securities:
Taxable	$105,765	$4,830	4.57%	$108,482	$5,483	5.05%	$86,776	$4,713	5.43%
Tax-exempt (1) (2)	64,305	4,461	6.94%	47,975	3,306	6.89%	41,524	2,947	7.10%
Total securities	$170,070	$9,291	5.46%	$156,457	$8,789	5.62%	$128,300	$7,660	5.97%
Loans
Taxable	$710,745	$48,834	6.87%	$689,210	$48,088	6.98%	$615,198	$42,958	6.98%
Tax-exempt (1)	1	-	0.00%	8	1	12.50%	27	3	11.11%
Total loans	$710,746	$48,834	6.87%	$689,218	$48,089	6.98%	$615,225	$42,961	6.98%
Federal funds sold	20,607	42	0.20%	7,604	139	1.83%	3,195	159	4.98%
Interest bearing deposits in
other financial institutions	38,485	95	0.25%	4,097	165	4.03%	730	39	5.34%
Total earning assets	$939,908	$58,262	6.20%	$857,376	$57,182	6.67%	$747,450	$50,819	6.80%
Less: allowances for credit losses	(9,160)			(9,251)			(6,005)
Total nonearning assets	83,698			77,029			70,433
Total assets	$1,104,446			$925,154			$811,878

Liabilities:
Interest-bearing deposits:
Checking	$251,781	$3,091	1.23%	$188,886	$3,755	1.99%	$140,045	$3,427	2.45%
Regular savings	59,095	749	1.27%	54,891	951	1.73%	54,194	1,036	1.91%
Money market savings	42,985	473	1.10%	39,267	465	1.18%	54,558	618	1.13%
Time deposits:
$100,000 and over	135,149	4,342	3.21%	127,398	5,021	3.94%	118,964	5,958	5.01%
Under $100,000	187,115	6,959	3.72%	127,114	5,299	4.17%	84,056	3,758	4.47%
Total interest-bearing deposits	$676,125	$15,614	2.31%	$537,556	$15,491	2.88%	$451,817	$14,797	3.27%

Short-term borrowings	19,424	593	3.05%	44,983	1,988	4.42%	51,659	2,825	5.47%
Securities sold under agreements
to repurchase	21,122	40	0.19%	40,924	831	2.03%	43,769	1,868	4.27%
Long-term debt	69,407	2,835	4.08%	100,308	4,398	4.38%	60,018	2,926	4.88%
Federal funds purchased	-	-	-%	397	11	2.77%	447	25	5.59%
Total interest-bearing liabilities	$786,078	$19,082	2.43%	$724,168	$22,719	3.14%	$607,710	$22,441	3.69%
Non-interest bearing liabilities
Demand deposits	107,936			114,466			117,942
Other liabilities	10,620			7,328			6,128
Total liabilities	$904,634			$845,961			$731,780
Non-controlling interest in consolidated Subsidiary	2,774			3,232			--
Shareholders’ equity	107,038			75,961			80,098
Total liabilities and Shareholders’ equity	$1,104,446			$925,154			$811,878

Net interest income		$39,180			$34,463			$28,378

Interest rate spread			3.77%			3.53%			3.11%
Interest expense as a percent of
average earning assets			2.03%			2.65%			3.00%
Net interest margin			4.17%			4.02%			3.80%

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

Net interest income on a fully tax-equivalent basis was $39.2 million for the year ended December 31, 2009.  This is an increase of 13.8% over the $34.5 million reported for the same period in 2008.  Net interest income for 2008 increased 21.4% over the $28.4 million reported for 2007.  The net interest margin increased 15 basis points to 4.17% in 2009.  The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio.  Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense.  The tax rate utilized in calculating the tax benefit for each of 2009, 2008 and 2007 is 34%.  The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to
Tax Equivalent Net Interest Income

	For the Year Ended December 31,
(in thousands)	2009	2008	2007
GAAP measures:
Interest Income – Loans	$48,834	$48,088	$42,960
Interest Income - Investments & Other	7,912	7,834	6,668
Interest Expense – Deposits	15,614	15,492	14,797
Interest Expense - Other Borrowings	3,468	7,227	7,644
Total Net Interest Income	$37,664	$33,203	$27,187
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income – Loans	$-	$1	$1
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	1,516	1,259	1,190
Total Tax Benefit Realized on Non-Taxable Interest Income	$1,516	$1,260	$1,191
Total Tax Equivalent Net Interest Income	$39,180	$34,463	$28,378

The increase in net interest income in 2009 resulted from growth in earning assets and reduced funding costs. Average earning assets increased $82.5 million or 9.6% to $939.9 million during 2009.  The increase in average earning assets resulted primarily from overall deposit growth during 2009.  Interest income and fees from loans and investments increased 1.47% during 2009. The cost of interest bearing liabilities in 2009 decreased to 2.43%, down 71 basis points relative to 2008.    The average balance in the securities portfolio increased by $13.6 million, while the tax-equivalent yield decreased 16 basis points to 5.46%.  The average loan portfolio volume increased 3.1% during 2009.  The yield on the loan portfolio declined 11 basis points to 6.87%.

The average yield on the loan portfolio decreased 11 basis points in 2009.  On average, the loan portfolio increased by $21.5 million or 3.1% over the year ended December 31, 2008. Interest income from loans increased $746,000 or 1.5% over the year ended December 31, 2008. The average balance in the securities portfolio increased by $13.6 million in 2009, while the tax-equivalent yield decreased 14 basis points to 5.46%.

The average balance of interest bearing accounts (interest bearing checking, savings and money market accounts) increased 25.0% to $353.9 million at December 31, 2009.  The cost of such funding decreased 61 basis points over the year ended December 31, 2008.  The average balance of interest bearing checking increased 33.3% with a corresponding cost decrease of 76 basis points.  The average balances in time deposits increased 26.6%, while the cost of those deposits decreased 55 basis points.  The increase in the average balance of deposits greater than $100,000 was $7.8 million.  These deposits typically have a higher cost when compared to all other interest bearing deposits and do not include brokered certificates of deposit.

During 2009, non-deposit interest bearing liabilities decreased on average by $76.7 million.  The Company decreased its average short-term borrowings by $25.5 million or 56.8% over the year ended December 31, 2008.  The Company decreased its average long term debt by $30.9 million or 30.8% over the year ended December 31, 2008. Much of the decrease in borrowings was offset by the increases in deposits as the Company focused its efforts on deposit generation.  Total interest expense for 2009 was $19.1 million, a decrease of $3.6 million compared to the total interest expense for 2008. The cost of interest-bearing liabilities decreased 71 basis points over the year ended December 31, 2008.

Management believes that the net interest margin could compress during 2010.  Based on conservative internal interest rate risk models and the assumption of a sustained low rate environment, the Company expects net interest income to trend downward slightly throughout the next 12 months as loan related assets reprice and the decline in funding costs slows.  The expected decrease to net interest income could be 5.5% or $1.8 million in a 12 month period of rising rates of 100 basis points.  It is anticipated that targeted growth in earning assets and liability repricing opportunities will help mitigate the above mentioned impact to the Company’s net interest margin.  The Asset/Liability Management Committee continues to focus on various strategies to maintain the net interest margin.

The average balances in certificates of deposit increased 26.6%, while the interest expense associated with these deposits increased 9.5% or $981 thousand.

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

Volume and Rate Analysis
(Tax Equivalent Basis)
(Years Ended December 31)

	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due			Increase (Decrease) Due
	to Changes in:			To Changes in:
	(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(166)	$(487)	$(653)	$1,064	$(294)	$770
Tax-exempt (1) (2)	1,133	22	1,155	443	(84)	359
Loans:
Taxable	1,458	(712)	746	5,147	(17)	5,130
Tax-exempt (1)	- -	(1)	(1)	(2)	--	(2)
Federal funds sold	202	(299)	(97)	(37)	17	(20)
Interest bearing deposits in other
financial institutions	79	(149)	(70)	133	(7)	126
Total earning assets	$2,705	$(1,625)	$1,080	$6,748	$(385)	$6,363

Interest-Bearing Liabilities:
Interest checking	$4,468	$(5,132)	$(664)	$720	$(392)	$328
Regular savings deposits	130	(322)	(202)	14	(99)	(85)
Money market deposits	32	(24)	8	(185)	32	(153)
Time deposits
$100,000 and over	333	(1,012)	(679)	466	(1,403)	(937)
Under $100,000	2,119	(459)	1,660	1,775	(234)	1,541
Total interest bearing deposits	$7,083	$(6,960)	$123	$2,790	$(2,096)	$694

Short-term borrowings	$(903)	$(492)	$(1,395)	$(337)	$(500)	$(837)
Securities sold under agreement
to repurchase	(276)	(515)	(791)	(114)	(923)	(1,037)
Long-term debt	(1,279)	(284)	(1,563)	1,734	(262)	1,472
Federal funds purchased	(11)	- -	(11)	(3)	(11)	(14)
Total interest bearing
Liabilities	$4,614	$(8,251)	$(3,637)	$4,070	$(3,792)	$278

Change in net interest income	$(1,909)	$6,626	$4,717	$2,678	$3,407	$6,085
(1)      Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2)      Income and yields include dividends on preferred securities that are 70% excludable for tax purposes.

Provision for Loan Losses

The Company’s loan loss provision during 2009 and 2008 was $4.5 million and $5.3 million, respectively.  The Company is committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in the loan portfolio.  This commitment is more fully discussed in the “Asset Quality” section below.

Non-interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income includes fees generated by the commercial and retail banking segment, the wealth management segment and the mortgage banking segment of the Company.  Non-interest income (excluding securities gains and losses) increased 11.8% to $19.9 million for the year ended December 31, 2009, compared to $17.8 million for 2008.  The increases in the sub-categories of non-interest income were largely the result of increases in gain-on-sale of mortgage loans.

Service charges, which include deposit fees and certain loan processing fees, decreased 2.2% to $2.4 million for the year ended December 31, 2009, compared to $2.5 million for the year ended December 31, 2008.  Overdraft fees decreased $104,000 or 11.7% for the year ended December 31, 2009, when compared to the year ended December 31, 2008.

Income from the wealth management segment is produced by Middleburg Investment Advisors, Middleburg Trust Company and the investment services department of Middleburg Bank.  Investment advisory fees from Middleburg Investment Advisors decreased 22.4% to $1.4 million for the year ended December 31, 2009, compared to $1.8 million for the year ended December 31, 2008.  Middleburg Investment Advisors is predominantly a fixed income money manager that bases its fee upon the market value of the accounts under management.  Assets under management at Middleburg Investment Advisors decreased 23.3% or $95.4 million to $313.5 million at December 31, 2009.  The decrease resulted primarily from a decline in the number of accounts under management.  Middleburg Trust Company produced fiduciary fees that decreased 5.9% to $1.8 million for the year ended December 31, 2009, compared to $1.9 million for the same period in 2008.  Assets under management at Middleburg Trust Company increased 59.0% or $286.4 million to $771.5 million at December 31, 2009.  The increase in assets under management at Middleburg Trust Company resulted primarily from an overall increase in market values of the accounts under management as well as improved business development activities, resulting in more accounts under management. Assets under management include intercompany assets of $43.1 million.  Commissions on investment services fees from the investment services department of Middleburg Bank increased to $579,000 for the year ended December 31, 2009, compared to $433,000 for the year ended December 31, 2008.

The revenues, expenses, assets and liabilities of Southern Trust Mortgage for the year ended December 31, 2009 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share of Southern Trust Mortgage’s capital not owned by the Company reported as “Net Income (Loss) attributable to non-controlling interest”  Accordingly, gains and fees on mortgages held for sale of $11.9 million and $1.0 million, respectively, which were generated by Southern Trust Mortgage for the year ended December 31, 2009, are being reported as part of the consolidated other income.  For the year ended December 31, 2009, Southern Trust Mortgage closed $990 million in loans, compared to $665.8 million in loans for the year ended 2008.  During 2009, Southern Trust Mortgage continued to address problem loans through charge-offs and increases in the allowance for loan losses in anticipation of additional charge-offs.  The majority of the problem loans are due to credit risk in their remaining construction portfolio and early payment defaults of loans sold to investors, both of which are issues facing mortgage bankers in the current economic climate.  Southern Trust Mortgage continues to analyze the problem loans and its construction portfolio as well as refine its methodology to estimate the expected loss and required reserve.

Income earned from Middleburg Bank’s $14.4 million investment in Bank Owned Life Insurance (BOLI) contributed $489,000 to total other income for the year ended December 31, 2009.  The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004,  $485,000 in the second quarter of 2007, and $453,000 in the fourth quarter of 2009 to help subsidize increasing employee benefit costs and expenses related to the restructuring of its supplemental retirement plans.

The Company had net realized gains of $2.1 million from sales of securities for the year ended December 31, 2009, compared to net realized gains of $653,000 for the year ended December 31, 2008. Additionally, $1.1 million and $1.6 million in losses related to other-than-temporary impairment on trust-preferred securities were recognized in 2009 and 2008 respectively.

Other operating income decreased $304,000 to $311,000 for the year ended December 31, 2009, compared to the same period in 2008.  Other operating income includes equity earnings recognized by Southern Trust Mortgage from its investments in several mortgage partnerships of $266,000 and equity earnings recognized by Middleburg Bank Service Corporation from its equity investments.

Non-interest income (excluding securities gains and losses) increased 127.5% to $17.8 million for the year ended December 31, 2008, compared to $7.8 million for 2007.

Service charges, which include deposit fees and certain loan fees, decreased 5.8% to $2.5 million for the year ended December 31, 2008, compared to $2.6 million for the year ended December 31, 2007.  Investment advisory fees of $1.8 million for the year ended December 31, 2008 are from Middleburg Investment Advisors.  Investment advisory fees decreased $400,000 for the year ended December 31, 2008 compared to the 2007 investment advisory fee amount of $2.2 million.  Middleburg Trust Company produced fiduciary fees that decreased 11.0% to $1.9 million for the year ended December 31, 2008, compared to $2.2 million for the same period in 2007.

Investment sales fees decreased to $433,000 for the year ended December 31, 2008, compared to $535,000 for the year ended December 31, 2007.

Non-interest Income
(Years Ended December 31)

	2009	2008	2007
	(In thousands)
Service charges, commissions and fees	$2,412	$2,467	$2,619
Trust fee income	1,812	1,925	2,162
Investment advisory fee income	1,406	1,812	2,193
Commission on investment sales	580	433	535
Gains on loans held for sale	11,860	8,656	--
Fees on mortgages held for sale	1,044	1,440	--
Equity earnings in affiliate	--	--	(303)
Bank-owned life insurance	489	469	450
Other operating income	311	615	176
Non-interest income	$19,914	$17,817	$7,832
Gains (losses) on securities available for sale, net	2,070	652	-
Other-than-temporary impairment losses	(1,072)	(1,565)	(130)
Total non-interest income	$20,912	$16,904	$7,702

Non-interest Expense

Non-interest expense increased 14.7% to $48.9 million for the year ended December 31, 2009, compared to $42.6 million for 2008.  When taken as a percentage of total average assets for the year ended December 31, 2009, the expense was 4.4% of total average assets, a decrease from 4.6% for the same period in 2008.

Salaries and employee benefits increased $2.7 million to $28.0 million when comparing the year ended December 31, 2009 to the same period in 2008.   The increase is largely due to an increase in commissions resulting from higher loan originations by Southern Trust Mortgage in 2009.  The remainder of the increase is the result of increases in staff.  The Company had 340 full-time equivalent employees at December 31, 2009 compared with 333 at December 31, 2008.

Net occupancy and equipment expenses increased 1.3% to $5.9 million for the year ended December 31, 2008, compared to $5.8 million for the same period in 2008.

Advertising expense decreased 17.1% in 2009 to $760,000, compared to $917,000 in 2008.

Computer operations expense increased 16.2% to $1.3 million for the year ended December 31, 2009 compared to $1.1 million for the year ended December 31, 2008. The increase was largely due to the costs associated with the development and roll-out of the new website www.middleburgbank.com.

Expense relating to other real estate owned was $3.8 million for the year ended December 31, 2009 compared to $1.3 million for the year ended December 31, 2008.  The increase was due to legal expenses related to foreclosure, valuation adjustments and losses on the sales of these assets.

Other tax expense decreased 8.5% to $587,000 for the year ended December 31, 2009 compared to $642,000 for the year ended December 31, 2008 primarily due to a decrease in franchise tax expense.

FDIC expense increased to $2.05 million for the year ended December 31, 2009 compared to $513,000 for the year ended December 31, 2008. The increase was related to a special assessment in June of 2009 as well as an increase in deposit insurance premiums.

Non-interest expense increased 44.6% to $42.6 million in 2008 compared to 2007.  Salaries and employee benefits increased $11.8 million to $25.4 million when comparing the year ended December 31, 2008 to the same period in 2007.  The consolidation of Southern Trust Mortgage contributed $10.5 million to the increase in salaries and employee benefits for the year ended December 31, 2008.  The remainder of the increase resulted from overall staff increases and a change in the Company’s pay periods from a current pay basis to an arrears basis.  The Company had 333 full-time equivalent employees at December 31, 2008 compared with 176 at December 31, 2007.  The increase was due to the consolidation of Southern Trust Mortgage’s 149 full-time equivalent employees.

Net occupancy and equipment expenses increased 76.5% to $5.8 million for the year ended December 31, 2008 compared to $3.3 million for the same period in 2007.  The increases resulted from the Company’s relocation of the Ashburn Financial Service Center and the Fort Evans Road Financial Service Center, as well as maintenance and improvements of the Company’s facilities.  The consolidation of Southern Trust Mortgage contributed $1.7 million to the increase in net occupancy expense.  Advertising expense increased 71.4% in 2008 to $917,000, compared to $535,000 in 2007.  Expense related to other real estate owned was $1.3 million for the year ended December 31, 2008, compared to none for the year ended December 31, 2007, and included losses on dispositions.  The increase was due to legal expenses related to foreclosure, valuation adjustments and losses on the sales of these assets.

  Impairment in affiliate during 2007 was due to a one-time reduction in the carrying value of the Company’s equity investment in Southern Trust Mortgage.  The Company engaged an independent firm to assist in valuing its investment in Southern Trust Mortgage during the third quarter of 2007.  As a result of the valuation, the Company recognized a non-cash impairment charge of $5.0 million for the year ended December 31, 2007.

Non-interest Expenses
(Years Ended December 31)

	2009	2008	2007
	(In thousands)
Salaries and employee benefits	$28,042	$25,376	$13,738
Net occupancy and equipment expense	5,904	5,826	3,300
Advertising	760	917	535
Computer operations	1,290	1,110	1,075
Other real estate owned	3,819	1,286	--
Other taxes	587	642	637
Impairment in affiliate	--	--	5,012
Federal Deposit Insurance Corporation expense	2,051	513	89
Other operating expenses	6,409	6,929	5,069
Total	$48,862	$42,599	$29,455

Income Taxes

Reported income tax expense was $64,000 for the year ended December 31, 2009, compared to $444,000 for the same period in 2008.  The effective tax rate for 2009 was 1.2% compared to 19.8% in 2008 and 16.0% in 2007.  The decease in the income tax expense for the year ended December 31, 2009 compared to the same period in 2008 was primarily due to the increased tax exempt income and lower operating income. Note 10 of the Company’s Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and the Company’s actual income tax expense.  Also included in Note 10 to the Consolidated Financial Statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2009.

Summary of Financial Results by Quarter

The following table summarizes the major components of the Company’s results of operations for each quarter of the last three fiscal years.

	2009 Quarter Ended
Dollars in thousands except per share data	March 31	June 30	September 30	December 31

Net interest income	$9,684	$9,910	$9,356	$8,714
Net interest income after provision for loan losses	8,647	8,327	8,392	7,747
Other income	4,757	5,468	4,590	5,099
Gains (losses) on securities available for sale, net	409	661	275	725
Other-than-temporary impairment losses	(179)	- -	(533)	(360)
Other expense	11,832	13,019	11,905	12,106
Income before income taxes	1,802	1,437	544	1,380
Net income	1,662	1,416	636	1,385
Less: net income attributable to non-controlling interest	(678)	(603)	(26)	(270)
Net income attributable to Middleburg Financial Corporation	984	813	610	1,115
Diluted earnings per common share	$0.17	$0.11	$0.05	$0.07
Dividends per common share	0.19	0.19	0.10	0.10

	2008 Quarter Ended
Dollars in thousands except per share data	March 31	June 30	September 30	December 31

Net interest income	$7,727	$8,447	$8,566	$8,463
Net interest income after provision for loan losses	5,663	6,140	8,248	7,891
Non-interest income	4,694	4,637	4,761	3,725
Gains (losses) on securities available for sale, net	206	- -	316	130
Other-than-temporary impairment	(98)	(367)	(1,100)	- -
Non-interest expense	10,507	10,410	10,044	11,638
Income (loss) before income taxes	(42)	-	2,181	108
Net income	122	68	1,526	87
Less: net income attributable to non-controlling interest	31	293	29	404
Net income attributable to Middleburg Financial Corporation	153	361	1,555	491
Diluted earnings per common share	0.03	0.08	0.34	0.11
Dividends per common share	$0.19	$0.19	$0.19	$-

	2008 Quarter Ended
Dollars in thousands except per share data	March 31	June 30	September 30	December 31

Net interest income	$6,809	$6,776	$6,795	$6,807
Net interest income after provision for loan losses	6,657	6,369	6,516	5,859
Non-interest income	2,057	2,352	2,166	1,257
Gains (losses) on securities available for sale, net	- -	- -	- -	- -
Other-than-temporary impairment	- -	- -	- -	(130)
Non-interest expense	5,719	6,139	6,077	11,520
Income (loss) before income taxes	2,995	2,582	2,605	(4,534)
Net income	2,146	1,865	1,888	(2,835)
Diluted earnings per common share	0.47	0.41	0.41	(0.62)
Dividends per common share	$0.19	$0.19	$0.19	$0.19

Financial Condition

Assets, Liabilities and Shareholders Equity

The Company’s total assets were $976.4 million as of December 31, 2009 down $8.8 million or 0.9% from the $985.2 million level at December 31, 2008.  Securities decreased $2.4 million or 1.3% from 2008 to 2009.  Loans, net of allowance for loan losses and deferred loan costs, decreased by $27.3 million or 4.1% from 2008 to 2009.  Total liabilities were $873.0 million as of December 31, 2009, compared to $907.6 million as of December 31, 2008.  Total shareholders’ equity at December, 31 2009 and 2008 was $100.3 million and $75.7 million, respectively.

Loans

The Company’s loan portfolio is its largest and most profitable component of earning assets, totaling 75.6% of average earning assets.  In 2009, the Company placed greater focus on originating and maintaining high credit quality loans.  The tax equivalent yield on loans was 6.87% while non-accrual loans and loans past due more than 90 days was less than 2.00% of average loans.  The Company continues to focus on loan portfolio quality and diversification as a means of increasing earnings.  Total loans were $688.6 million at December 31, 2009, a decrease of 3.2% from December 31, 2008’s total of $711.7 million.

Total loans increased 10.4% from $644.8 million at December 31, 2007 to $711.7 million at December 31, 2008.  The total loan to deposit ratio decreased to 85.5% at December 31, 2009, compared to 95.5% at December 31, 2008 and 109.5% at December 31, 2007.

Loan Portfolio
(At December 31)

	2009	2008	2007	2006	2005
	(In thousands)

Commercial, financial and agricultural	$43,331	$44,127	$46,482	$37,501	$28,388
Real estate construction	73,019	105,717	96,576	69,033	88,312
Real estate mortgage:
Residential (1-4 family)	209,737	216,034	202,822	189,341	174,998
Home equity lines	56,828	54,974	48,039	39,670	35,880
Non-farm, non-residential (1)	241,174	229,171	228,217	216,232	177,198
Agricultural	2,491	2,522	2,476	2,473	2,894
Mortgages held for sale	45,010	40,301	--	--	--
Consumer installment	16,971	18,868	20,237	15,253	17,128
Total Loans	$688,561	$711,714	$644,849	$569,503	$524,798
Add: Deferred loan costs	728	982	936	829	856
Less: Allowance for loan losses	9,185	10,020	7,093	5,582	5,143
Net loans	$680,104	$702,676	$638,692	$564,750	$520,511

(1)	This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

At December 31, 2009, residential real estate (1-4 family) portfolio loans constituted 30.5% of total loans and decreased $6.3 million during the year.  Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans.  Real estate construction loans decreased 30.8% to $73.1 million at December 31, 2009 and represent 10.6% of the total loan portfolio.  The Company’s one time closing construction/permanent loan product competes successfully in a high growth market like Loudoun County because the Company is local and can respond quickly to inspections and construction draw requests.  Non-farm, non-residential real estate loans are typically owner-occupied commercial buildings.  Non-farm, non-residential loans were 35.0% of the total loan portfolio at December 31, 2009.  The increase in the non-farm, non-residential real estate loans is the result of the Company’s diversification strategy.   Home equity lines and agricultural real estate loans were 8.3% and 0.4% of total loans, respectively, at December 31, 2009.

The Company’s commercial, financial and agricultural loan portfolio consists of secured and unsecured loans to small businesses.  At December 31, 2009, these loans comprised 6.3% of the total loan portfolio.  This portfolio decreased 1.8% in 2009 to $43.3 million.  Consumer installment loans primarily consist of unsecured installment credit and account for 2.5% of the total loan portfolio.

Consistent with its focus on providing community-based financial services, the Company generally does not extend loans outside its principal market area.  The Company’s market area for its lending services encompasses Fairfax, Fauquier and Loudoun Counties, where it operates full service financial centers.

The Company’s unfunded loan commitments totaled $84.6 million at December 31, 2009 and $95.2 million at December 31, 2008.  The decrease in the amount of unfunded commitments is attributed to the decline in real estate construction credit line products.

At December 31, 2009, the Company had no concentration of loans in any one industry in excess of 10% of its total loan portfolio.  However, because of the nature of the Company’s market, loan collateral is predominantly real estate.

The following table reflects the maturity distribution of selected loan categories:

Remaining Maturities of Selected Loan Categories
(At December 31, 2009)

	Commercial, Financial and Agricultural	Real Estate Construction
Within 1 year	$5,567	$44,041
Less: Deferred fees	35	(85)
Within 1 year	5,532	44,126
Variable Rate:
1-5 years	22,322	4,599
After 5 years	2,184	89
Total	24,506	4,688
Fixed Rate:
1-5 years	8,179	13,929
After 5 years	5,114	10,276
Total	13,293	24,205
Total Maturities	$43,331	$73,019

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio.  These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses.  There were $17.2 million total non-performing assets, which consist of non-accrual loans, restructured loans and foreclosed property at December 31, 2009.  This is an increase of $2.7 million when compared to the December 31, 2008 balance of $14.5 million.  Foreclosed property at Middleburg Bank decreased by 14.3% to $6.5 million at December 31, 2009, compared to $7.6 million at December 31, 2008.  Loans more than 90 days past due still accruing were $908,000 at December 31, 2009, which includes $216,000 in loans held by Southern Trust Mortgage.

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

Non-performing Assets
(At December 31)

	2009	2008	2007	2006		2005
	(Dollars in thousands)

Non-accrual loans	$8,608	$6,890	$6,635	$	- -	$88
Restructured loans	2,096	- -	- -		- -	- -
Foreclosed property	6,511	7,597	- -		- -	- -

Total non-performing assets	$17,215	$14,487	$6,635	$	- -	$88

Accruing loans greater than
90 days past due	$908	$1,117	$30		$19	$31

Allowance for loan losses
to non-performing assets	53%	69%	107%		0%	5844%

Non-performing assets to
period end loans	2.67%	2.04%	1.03%		0.00%	0.02%

During 2009 and 2008, approximately $551,000 and $352,000, respectively, in additional interest income would have been recorded if the Company’s non-accrual loans had been current and in accordance with their original terms.

The allowance for loan losses was 53% of non-performing loans at December 31, 2009 as Middleburg Bank had $17.2 million in non-performing assets on that date.  At December 31, 2008 and 2007 the allowance for loan losses was 69% and 107% of non-performing loans, respectively.  Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

Allowance For Loan Losses

For a discussion of the Company’s accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

Allowance for Loan Losses
(Years Ended December 31)

	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance, beginning of period	$10,020	$7,093	$5,582	$5,143	$3,418
Southern Trust Mortgage consolidation	--	1,238	--	--	--
Loans charged off:
Commercial, financial, and agricultural	343	511	76	--	5
Real estate construction	836	2,131	--	--	--
Real estate mortgage	3,580	233	--	--	--
Consumer installment	725	744	263	112	74
Total loans charged off	$5,484	$3,619	$339	$112	$79
Recoveries:
Commercial, financial, and agricultural	$21	$2	$--	$--	$5
Real estate construction	--	9	--	--	--
Real estate mortgage	9	--	--	--	--
Consumer installment	68	36	64	52	55
Total recoveries	$98	$47	$64	$52	$60
Net charge offs (recoveries)	5,386	3,572	275	60	19
Provision for loan losses	4,551	5,261	1,786	499	1,744
Balance, end of period	$9,185	$10,020	$7,093	$5,582	$5,143

Ratio of allowance for loan losses
to loans outstanding at end of period	1.33%	1.41%	1.10%	0.98%	0.98%

Ratio of net charge offs to average
loans outstanding during period	0.76%	0.53%	0.04%	0.01%	0.00%

The allowance for loan losses was $9.2 million at December 31, 2009, a decrease of $800,000 from $10.0 million at December 31, 2008.  The ratio of allowance for loan losses to loans outstanding was 1.33% at December 31, 2009 compared to 1.41% at December 31, 2008.  The allowance was $7.1 million at December 31, 2007.  In 2009, the Company’s net charge-offs increased $1.8 million from the previous year’s net charge-offs of $3.6.  Net charge-offs as a percentage of average loans were 0.76% and 0.53% for 2009 and 2008, respectively.  The provision for loan losses was $4.5 million for 2009 and $5.3 million for 2008, a decrease of 15.1%.  The decrease in provision for loan losses during 2009 is a result of a decrease in the total loan portfolio.

The allowance for loan losses decreased in 2009 as the Company continued to aggressively work through the problem loans in its portfolio.  Net loan charge-offs in 2009 were $1.8 million higher than in 2008.  Many of the loans that were charged off had specific reserves allocated to them in the December 31, 2008 allowance for loan losses balance.  Therefore, when the loans were charged off, their related specific reserve requirements decreased.  Additionally, the total allowance for loan losses amount at December 31, 2009 decreased from the level at December 31, 2008 due to a lower amount of total outstanding loans at December 31, 2009.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each major category of loan:

Allocation of Allowance for Loan Losses
(At December 31)

	Commercial, Financial Agricultural		Real Estate Construction		Real Estate Mortgage		Consument
		% Total		% Total		% Total		% Total
	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans
2009	$819	6.73%	$2,087	11.35%	$6,038	79.28%	$241	2.64%
2008	911	6.57%	3,245	15.75%	5,292	74.87%	572	2.81%
2007	943	7.21%	1,392	14.98%	4,099	74.67%	659	3.14%
2006	771	6.58%	964	12.12%	3,642	78.62%	205	2.68%
2005	620	5.40%	869	16.80%	3,392	74.54%	262	262%

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

Securities

The Company manages its investment securities portfolio consistent with established policies that include guidelines for earnings, rate sensitivity, liquidity and pledging needs.  The Company held bonds issued from the Commonwealth of Virginia and its political subdivisions with an aggregate market value of $18.3 million at December 31, 2009.  The aggregate holdings of these bonds approximate 17.7% of the Company’s shareholders’ equity.

Accounting standards require classification of investments into three categories, “held to maturity” (“HTM”), “available for sale” (“AFS”), or “trading,” as further defined in Note 1 to the Company’s Consolidated Financial Statements.  The Company does not maintain a trading account and has classified no securities in this category.  HTM securities are required to be carried on the financial statements at amortized cost.  AFS securities are carried on the financial statements at fair value.  The unrealized gains or losses, net of deferred income taxes, are reflected in shareholders’ equity.  The HTM classification places restrictions on the Company’s ability to sell securities or to transfer securities into the AFS classification.

The Company holds in its loan and securities portfolios investments that adjust or float according to changes in “prime” lending rate.  These holdings are not considered speculative but instead necessary for good asset/liability management.

The carrying value of the securities portfolio was $172.7 million at December 31, 2009, a decrease of $2.2 million or 1.3% from the carrying value of $174.9 million at December 31, 2008.  The market value of the AFS securities at December 31, 2009 was $172.3 million.  The unrealized loss on the AFS securities was $4.9 million at December 31, 2009.  This loss was partially offset by the December 31, 2009 unrealized gain of $1.2 million.  The net market value loss at December 31, 2009 is reflective of the continued rise in market interest rates.  The net unrealized loss on the AFS securities was $3.7 million at December 31, 2009.

Investment Securities Portfolio
(Years Ended December 31)

The carrying values of securities held to maturity at the dates indicated were as follows:

	2009	2008	2007
	(In thousands)

State and political subdivision obligations	$--	$--	$674
Mortgage-backed securities	--	--	32
	$--	$--	$706

The carrying values of securities available for sale at the dates indicated were as follows:

	2009	2008	2007
	(In thousands)

U.S. Government securities	$3,087	$--	$343
State and political subdivision obligations	69,044	59,923	41,937
Mortgage-backed securities	100,179	111,284	72,914
Other securities	389	3,689	5,782
	$172,699	$174,896	$120,976

The following table indicates the increased return experienced by the Company during 2009 on a tax equivalent basis.   Mortgage-backed securities, which made up 55.9% and 61.4% of the securities portfolio on December 31, 2009 and 2008, respectively, had a decrease in overall balance of $11.1 million from $111.3 million at December 31, 2008 to December 31, 2009.  The focus on mortgage-backed securities was in maintaining the maturity distribution and proportion with regard to the total securities portfolio without sacrificing yields.  Securities with maturities greater than five years total $117.6 million, of which $55.8 million or 47.4% are mortgage-backed securities with a weighted average yield of 4.59%.  The securities portfolio represents approximately 18% of the average earning assets of the Company.  For that reason, it is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk.  Secondarily, through the asset/liability process, the Company considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time.

Additionally, $1.1 million and $1.6 million in losses related to other-than-temporary impairment on trust-preferred securities were recognized in 2009 and 2008 respectively At December 31, 2009, the Company had $2.5 million of trust preferred securities in its portfolio. The unrealized losses related to these securities was $2.1 million at December 31, 2009. The Company may need to recognize additional other-than-temporary impairments related to trust preferred securities in 2010. We evaluate our default assumptions and cash flow projections in relation to the credit performance of the collateral that underlies the trust preferred securities. Should additional deferrals/defaults occur on the collateral, projected cash flows from the collateral could be reduced which could result in other-than-temporary impairments in 2010.

In 2009, we determined other-than-temporary impairment for the trust preferred securities based on an evaluation of the underlying collateral. We developed cash flow projections based upon assumptions of default/deferral rates, recovery rates and prepayment rates for the collateral. The present value of the projected cash flows was calculated by discounting the projected cash flows using the effective yield at purchase in accordance with applicable accounting guidance. Finally, the present values of the projected cash flows were compared to the carrying values of the securities. If the present values were less than the carrying value, we determined that the security had an other-than-temporary impairment equal to the difference between the present value and the carrying value of the bond.

Maturity Distribution and Yields of Investment Securities
Taxable-Equivalent Basis
(At December 31, 2009)

	Due in 1 year		Due after 1 year		Due after 5 years		Due after 10 years
	or less		through 5 years		through 10 years		and Equities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$3,087	0.56%	$--	0.00%	$--	0.00%	$--	0.00%	$3,087	0.56%
Mortgage backed securities	10,744	4.27%	33,635	4.35%	22,630	4.54%	33,170	4.63%	100,179	4.47%
Other (2)	--	0.00%	53	4.99%	4,916	5.16%	497	5.79%	5,466	5.37%
Corporate preferred	--	0.00%	--	0.00%	--	0.00%	34	9.25%	34	9.25%
Total taxable	13,831	3.44%	33,688	4.36%	27,546	4.65%	33,701	4.65%	108,766	4.40%
Tax-exempt securities (1)	470	6.63%	7,130	6.20%	30,844	6.58%	25,489	6.38%	63,933	6.41%
Total securities (3)	$14,301	3.54%	$40,818	4.68%	$58,390	5.67%	$59,190	5.39%	$172,699	5.14%

(1)	Yields on tax-exempt securities, which includes tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis assuming a federal tax rate of 34%.
(2)	Includes taxable obligations of states and political subdivisions.
(3)	Amounts exclude Federal Reserve Stock of $1,133,000 and Federal Home Loan Bank Stock of $5,091,000.

Other Earning Assets

The Company’s average investments in federal funds sold in 2009 were $20.6 million, an increase of $13.0 million from the 2008 amounts.  Average investments in federal funds sold in 2008 were $7.6 million.

Goodwill and Intangible Assets

The Company evaluated the carrying value of its goodwill related to Southern Trust Mortgage in the fourth quarter of 2009 utilizing the income approach and determined that there was no goodwill impairment.  The Company also engaged an independent party to perform an evaluation of the carrying value of its goodwill in Middleburg Trust Company and Middleburg Investment Advisors collectively during the fourth quarter.  Middleburg Investment Advisors is a wholly owned subsidiary of Middleburg Trust Company.  The independent party utilized several approaches to evaluate the carrying value and determined there was no impairment at December 31, 2009.  The evaluation approaches included a discounted cash flow analysis, a third-party sale analysis, a guideline public companies analysis, and an assets under management analysis.

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

The following table is a summary of average deposits and average rates paid on those deposits:

Average Deposits and Rates Paid
(Years Ended December 31)

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Non-interest-bearing deposits	$107,936		$114,466		$117,942
Interest-bearing accounts:
Interest checking	251,781	1.23%	188,886	1.99%	140,045	2.45%
Regular savings	59,095	1.27%	54,891	1.73%	54,194	1.91%
Money market accounts	42,985	1.10%	39,267	1.18%	54,558	1.13%
Time deposits:
$100,000 and over	135,149	3.21%	127,398	3.94%	118,964	5.01%
Under $100,000	187,115	3.72%	127,114	4.17%	84,056	4.47%
Total interest-bearing deposits	$676,125	2.31%	$537,555	2.88%	$451,817	3.27%

Total	$784,061		$652,021		$569,759

Average total deposits increased 20.3% during 2009, 14.4% during 2008 and 3.5% during 2007.  At December 31, 2009, the average balance of non-interest bearing deposits decreased 5.7% compared to December 31, 2008.

The average balance in interest checking and regular savings accounts increased 33.3% and 7.7%, respectively, during 2009.  In March of 2004, Middleburg Bank developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank.  The overall balance of this product was $44.9 million at December 31, 2009 and is partially reflected in interest bearing deposit and partially reflected in securities sold under agreement to repurchase amounts on the balance sheet.  At December 31, 2009, $42.3 million was classified as an interest bearing deposit balance.

The Company will continue to focus on core deposit growth as the primary source of liquidity and stability.  The Company offers individuals and small to medium-sized businesses a variety of deposit accounts, including demand and interest checking, money market, savings and time deposit accounts.    The Company also had $64.0 million in brokered time deposits as of December 31, 2009 compared to $106 million in brokered time deposits as of December 31, 2008.  This is reflected in the balance of total time deposits.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2009:

Maturities of Certificates of Deposit of $100,000 and Greater
(At December 31, 2009)

Within	Three to	Six to	Over		Percent
Three	Six	Twelve	One		of Total
Months	Months	Months	Year	Total	Deposits
(In thousands)

$ 22,958	$ 23,042	$ 87,104	$ 26,887	$ 159,991	19.9%

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

A summary of the contract amount of Middleburg Bank’s exposure to off-balance-sheet risk as of December 31, 2009 and 2008 is as follows:

	2009	2008
Financial instruments whose contract amounts represent credit risk:	(In thousands)

Commitments to extend credit	$84,628	$95,211
Standby letters of credit	1,974	1,851

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

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  The period of time between a loan commitment and closing and sale of the loan generally ranges from 60 to 120 days.  The Company mitigates its risk from changes in interest rates through the use of best effort forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.  The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

A summary of the Company’s contractual obligations at December 31, 2009 is as follows:

	Payment Due by Period
	(In thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Certificates of Deposit	$301,469	$209,451	$80,728	$11,290	$--
Short-Term Borrowings	20,737	20,737	--	--	--
Long-Term Debt Obligations	35,000	35,000	--	--	--
Operating Leases	29,942	2,325	4,209	3,754	19,654
Trust Preferred Capital Notes	5,155	--	--	--	5,155

Total Obligations	$392,303	$267,513	$84,937	$15,044	$24,809

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

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks.  The regulatory capital standards categorize assets and off-balance sheet items into four categories that weigh balance sheet assets according to risk, requiring more capital for holding higher risk assets.  The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings.  The Company had a ratio of total capital to risk-weighted assets of 15.1% and 11.5% at December 31, 2009 and 2008, respectively.  The ratio of Tier 1 capital to risk-weighted assets was 13.9% and 10.3% at December 31, 2009 and 2008, respectively.  Both ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

On January 30, 2009, the Company entered into an agreement with the U.S. Department of the Treasury pursuant to which the Company received $22 million through the issuance of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”).  In connection with this transaction, the Company also issued a warrant to the U.S. Treasury to purchase 208,202 shares of the Company’s common stock.  Cumulative dividends on the Series A Preferred Stock were payable at a rate of 5% for the first five years of issuance, and 9% thereafter.

             In March 2009, the Company entered into an agreement with David L. Sokol pursuant to which it issued and sold $5 million of its common stock in a private placement to him.  In August 2009, the Company raised an additional $20.5 million in gross proceeds ($19.3 million in net proceeds) from the issuance of common stock in an underwritten public offering.  Because the Company issued common stock in excess of $22 million through the private placement and the public offering, the warrant was reduced to 104,101 shares.  The net proceeds were used, along with other funds, to redeem the Series A Preferred Stock.  As of March 10, 2010, the warrant remained outstanding to the U.S. Treasury, and the Company expects that the warrant will be sold by the U.S. Treasury at public auction.

Analysis of Capital
(At December 31)

	2009	2008
	(Dollars in thousands)
Tier 1 Capital:
Common stock	$17,273	$11,336
Capital surplus	42,807	23,967
Retained earnings	42,706	43,555
Cumulative preferred stock in consolidated subsidiary	3,047	1,928
Trust preferred debt	5,000	5,000
Goodwill	(6,531)	(6,744)
Total Tier 1 capital	$104,302	$79,042
Tier 2 Capital:
Disallowed trust preferred	$20	$-
Allowance for loan losses	8,962	9,649
Total tier 2 capital	$8,982	$9,649
Total risk-based capital	$113,284	$88,691

Risk weighted assets	$752,426	$771,478

CAPITAL RATIOS:
Tier 1 risk-based capital ratio	13.9%	10.3%
Total risk-based capital ratio	15.1%	11.5%
Tier 1 capital to average total assets	10.4%	8.4%

As noted above, regulatory capital levels for the Company meet those established for well-capitalized institutions. While we are currently considered well-capitalized, we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

The Company’s core equity to asset ratio increased to 10.4% at December 31, 2009, compared to 8.4% at December 31, 2008.  The increase is the result of additional capital raised by the company in 2009.

The primary source of funds for dividends paid by the Company to its shareholders is the dividends received from its subsidiaries.  Federal regulatory agencies impose certain restrictions on the payment of dividends and the transfer of assets from the banking subsidiaries to the holding company.  Historically, these restrictions have not had an adverse impact on the Company’s dividend policy.

Short-term Borrowings

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for Middleburg Bank.  The Company has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $18.0 million.  These lines of credit, which bear interest at prevailing market rates, permit the Company to borrow funds in the overnight market, and are renewable annually subject to certain conditions.  Securities sold under agreements to repurchase include an interest bearing product that the Company has developed which integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank.  This account is referred to as Tredegar Institutional Select.  The overall balance of this product was $44.9 million at December 31, 2009, of which $2.6 million is included in securities sold under agreements to repurchase amounts on the balance sheet.

The following table shows the distribution of the Company’s short-term borrowings and the weighted-average interest rates thereon at the end of each of the last three years.  Also provided are the maximum amount of borrowings and the average amount of borrowings as well as weighted-average interest rates for the last three years.

	Federal Funds Purchased		Securities Sold Under Agreements To Repurchase	Short-term Borrowings
	(Dollars in Thousands)
At December 31:
2009	$	- -	$17,199	$3,538
2008		- -	22,678	40,944
2007		500	51,781	22,000

Weighted-average interest rate at year end:
2009		- -	0.16%	5.00%
2008		- -	0.48%	2.56%
2007		4.25%	3.29%	5.08%

Maximum amount outstanding at any month's end:
2009	$	- -	$25,210	$50,719
2008		- -	58,688	92,512
2007		1,000	55,736	97,400

Average amount outstanding during the year:
2009	$	- -	$21,122	$15,513
2008		397	40,924	44,983
2007		447	43,769	51,659

Weighted-average interest rate during the year:
2009		- -%	0.19%	3.82%
2008		2.77%	2.03%	4.42%
2007		5.59%	4.27%	5.47%

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $18 million, none of which were outstanding at December 31, 2009.  The Company did not purchase federal funds during 2009 compared to an average of $397,000 purchased during 2008.  At December 31, 2009 and 2008, Middleburg Bank had $17.2 million and $22.7 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.  These accounts include $2.5 million from the non-FDIC eligible portion of the Tredegar Institutional Select.

Middleburg Bank has a credit line in the amount of $262.3 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  Southern Trust Mortgage has a $25 million revolving line of credit with a regional bank, which is primarily used to fund its mortgages held for sale. Middleburg Bank guarantees up to $10 million of borrowings on this line.  At December 31, 2009, this line had an outstanding balance of $3.5 million and is included in total short-term borrowings.

At December 31, 2009, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments, securities available for sale, loans maturing within one year were 26.2% of total deposits and liabilities.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	changes in general economic and business conditions in the Company’s market area;
·	changes in banking and other laws and regulations applicable to the Company;

•	maintaining asset qualities;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changing trends in customer profiles and behavior;
•	changes in interest rates and interest rate policies;
•	maintaining cost controls as the Company opens or acquires new facilities;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Company;
•	maintaining capital levels adequate to support the Company’s growth; and
•	other factors described in Item 1A, “Risk Factors,” above.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis during the fiscal years of 2009 and 2008 as compared to the 20% Board-approved policy limit.

Estimated Net Interest Income Sensitivity
Rate Change	December 31, 2009	December 31, 2008
+ 200 bps	(11.47%)	(17.41%)
- 200 bps	(9.96%)	4.14%

       At the end of 2009, the Company’s final 2009 interest rate risk model indicated that in a rising rate environment of 200 basis points over a 12 month period net interest income could decrease by 11.5%.  For the same time period, the final 2009 interest rate risk model indicated that, in a declining rate environment of 200 basis points over a 12 month period, net interest income could decrease by 10.0%.  While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

Since December 31, 2008, the Company’s balance sheet has shrunk by $8.8 million.  Overall, Middleburg Bank continues to have minimal interest rate risks to either falling or rising interest rates.  Based upon final 2009 simulation, Middleburg Bank could expect an average negative impact to net interest income of $3.8 million over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, based upon final 2009 simulation Middleburg Bank could expect an average negative impact to net interest income of $3.3 million over the next 12 months.  A decline of 200 basis points is highly unlikely given the current interest rate environment.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2009 and 2008;
•	Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007;
•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007;
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007; and
•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and there has been no change in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to effect the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation, integrity and fair presentation of the Company’s financial statements for the year ended December 31, 2009.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to insure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2009.  This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2009.  Management’s assessment did not determine any material weakness within the Company’s internal control structure.

The financial statements for the year ended December 31, 2009 have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C.  Personnel from that firm were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors – Nominees for Election for Terms Expiring in 2011” and “ – Executive Officers Who Are Not Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “– Code of Ethics” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Corporate Governance and the Board of Directors – Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership – Security Ownership of Management” and “– Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Equity Compensation Plans” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G (3) of Form 10-K, the information contained under the heading “Executive Compensation – Transactions with Management” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approval Policies” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(3). Exhibits:

3.1
Amended and Restated Articles of Incorporation of the Company, attached as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, incorporated herein by reference.

3.2
Articles of Amendment to the Articles of Incorporation of the Company, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, incorporated herein by reference.

3.3
Bylaws of the Company (restated in electronic format as of August 26, 2009), attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 28, 2009, incorporated herein by reference.

	4.1	Warrant to Purchase Shares of Common Stock, dated January 30, 2009.

10.1
Employment Agreement, dated as of January 1, 1998, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.*

10.2
Middleburg Financial Corporation 2006 Equity Compensation Plan, as amended, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 26, 2006, incorporated herein by reference.*

10.3
Middleburg Financial Corporation Form of Performance Share Award Agreement, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.4
Middleburg Financial Corporation Form of Restricted Share Award Agreement, attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.5
Middleburg Financial Corporation Form of Non-Qualified Stock Option Agreement, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 20, 2009, incorporated herein by reference.*

10.6
Middleburg Financial Corporation 2006 Management Incentive Plan, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference .*

10.7
Employment Agreement, dated as of August 15, 2007, between the Company and Gary R. Shook, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 21, 2007, incorporated herein by reference.*

10.8
Employment Agreement, dated as of September 17, 2007, between the Company and Arch A. Moore, III, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 20, 2007, incorporated herein by reference.*

10.9
Letter Agreement, dated as of September 30, 2009, between the Company and Raj Mehra, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, incorporated herein by reference.*

10.10
Letter Agreement, dated as of January 31, 2009, between the Company and the United States Department of the Treasury, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, incorporated herein by reference.

10.11
Form of Waiver agreement between the Senior Executive Officers and the Company, attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, incorporated herein by reference.*

10.12
Form of Consent agreement between the Senior Executive Officers and the Company, attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, incorporated herein by reference.*

10.13
Stock Purchase Agreement, dated March 27, 2009, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, incorporated herein by reference.

	21.1	Subsidiaries of the Company.

	23.1	Consent of Yount, Hyde & Barbour, P.C.

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

	32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

	99.1	TARP Certification of Chief Executive Officer.

	99.2	TARP Certification of Chief Financial Officer.

* Management contracts and compensatory plans and arrangements.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.)

(b)	Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

(All signatures are included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date: March 16, 2010	By:	/s/ Joseph L. Boling
Joseph L. Boling
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph L. Boling	Chairman of the Board and Chief	March 16, 2010
Joseph L. Boling	Executive Officer and Director (Principal Executive Officer)
/s/ Raj Mehra	Executive Vice President and Chief	March 16, 2010
Raj Mehra	Financial Officer (Principal Financial and Accounting Officer)
/s/ Howard M. Armfield	Director	March 16, 2010
Howard M. Armfield
/s/ Henry F. Atherton, III	Director	March 16, 2010
Henry F. Atherton, III
/s/ Childs F. Burden	Director	March 16, 2010
Childs F. Burden

Signature	Title	Date
/s/ John Rust	Director	March 16, 2010
John Rust
/s/ J. Bradley Davis	Director	March 16, 2010
J. Bradley Davis
/s/ Alexander G. Green, III	Director	March 16, 2010
Alexander G. Green, III
/s/ Gary D. LeClair	Director	March 16, 2010
Gary D. LeClair
/s/ John C. Lee, IV	Director	March 16, 2010
John C. Lee, IV
/s/ Keith W. Meurlin	Director	March 16, 2010
Keith W. Meurlin
/s/ Janet A. Neuharth	Director	March 16, 2010
Janet A. Neuharth
/s/ Gary R. Shook	Director and President	March 16, 2010
Gary R. Shook
/s/ James R. Treptow	Director	March 16, 2010
James R. Treptow

Exhibit Index

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation of the Company, attached as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, incorporated herein by reference.

3.2
Articles of Amendment to the Articles of Incorporation of the Company, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, incorporated herein by reference.

3.3
Bylaws of the Company (restated in electronic format as of August 26, 2009), attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 28, 2009, incorporated herein by reference.

4.1	Warrant to Purchase Shares of Common Stock, dated January 30, 2009.

10.1
Employment Agreement, dated as of January 1, 1998, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998, incorporated herein by reference.*

10.2
Middleburg Financial Corporation 2006 Equity Compensation Plan, as amended, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 26, 2006, incorporated herein by reference.*

10.3
Middleburg Financial Corporation Form of Performance Share Award Agreement, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.4
Middleburg Financial Corporation Form of Restricted Share Award Agreement, attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.5
Middleburg Financial Corporation Form of Non-Qualified Stock Option Agreement, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 20, 2009, incorporated herein by reference.*

10.6
Middleburg Financial Corporation 2006 Management Incentive Plan, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference .*

10.7
Employment Agreement, dated as of August 15, 2007, between the Company and Gary R. Shook, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 21, 2007, incorporated herein by reference.*

10.8
Employment Agreement, dated as of September 17, 2007, between the Company and Arch A. Moore, III, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 20, 2007, incorporated herein by reference.*

10.9
Letter Agreement, dated as of September 30, 2009, between the Company and Raj Mehra, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, incorporated herein by reference.*

10.10
Letter Agreement, dated as of January 31, 2009, between the Company and the United States Department of the Treasury, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, incorporated herein by reference.

10.11
Form of Waiver agreement between the Senior Executive Officers and the Company, attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, incorporated herein by reference.*

10.12
Form of Consent agreement between the Senior Executive Officers and the Company, attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, incorporated herein by reference.*

10.13
Stock Purchase Agreement, dated March 27, 2009, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, incorporated herein by reference.

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

99.1	TARP Certification of Chief Executive Officer.

99.2	TARP Certification of Chief Financial Officer.

* Management contracts and compensatory plans and arrangements.

MIDDLEBURG FINANCIAL CORPORATION

Middleburg, Virginia

FINANCIAL REPORT

DECEMBER 31, 2009

C O N T E N T S

Page

REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-3 and F-4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-5
Consolidated Statements of Income	F-6
Consolidated Statements of Changes in Shareholders' Equity	F-7 and F-8
Consolidated Statements of Cash Flows	F-9
Notes to Consolidated Financial Statements	F-10 to F-52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2009, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the 2009 and 2008 financial statements of Southern Trust Mortgage, LLC, a consolidated subsidiary, which statements reflect total assets and revenue constituting 6% and 28%, respectively, in 2009, and 5% and 23%, respectively, in 2008, of the related consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Southern Trust Mortgage LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting.

Winchester, Virginia
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation and Subsidiaries
Middleburg, Virginia

We have audited Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Middleburg Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Middleburg Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2009, 2008 and 2007 of Middleburg Financial Corporation and subsidiaries and our report dated March 16, 2010 expressed an unqualified opinion.

Winchester, Virginia
March 16, 2010

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except for share and per share data)

	December 31,
	2009	2008
ASSETS
Cash and due from banks	$18,365	$23,980
Interest-bearing deposits with other institutions	24,845	2,400
Federal funds sold	-	9,000
Total cash and cash equivalents	43,210	35,380
Securities available for sale	172,699	174,896
Loans held for sale	45,010	40,301
Restricted securities, at cost	6,225	6,416
Loans receivable (net of allowance for loan losses of $9,185 in 2009
and $10,020 in 2008)	635,094	662,375
Premises and equipment, net	23,506	22,987
Goodwill and identified intangibles	6,531	6,744
Other real estate owned, net of valuation allowance
of $1,121 in 2009 and $125 in 2008	6,511	7,597
Prepaid federal deposit insurance	6,923	-
Accrued interest receivable and other assets	30,665	28,495

TOTAL ASSETS	$976,374	$985,191

LIABILITIES
Deposits:
Non-interest-bearing demand deposits	$106,459	$110,537
Savings and interest-bearing demand deposits	397,720	301,641
Time deposits	301,469	332,605
Total deposits	805,648	744,783
Securities sold under agreements to repurchase	17,199	22,678
Short-term borrowings	3,538	40,944
Long-term debt	35,000	84,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	6,475	10,026

TOTAL LIABILITIES	873,015	907,586

SHAREHOLDERS' EQUITY
Preferred stock (liquidation value of $1,000 per share;
1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($2.50 par value; 20,000,000 shares authorized,
6,909,293 issued; 6,909,293 and 4,534,317 outstanding at
December 31, 2009 and 2008, respectively)	17,273	11,336
Capital surplus	42,807	23,967
Retained earnings	42,706	43,555
Accumulated other comprehensive loss	(2,474)	(3,181)
Total Middleburg Financial Corporation shareholders' equity	100,312	75,677
Non-controlling interest in consolidated subsidiary	3,047	1,928

TOTAL SHAREHOLDERS' EQUITY	103,359	77,605

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$976,374	$985,191

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share data)

	Year Ended December 31,
	2009	2008	2007
INTEREST INCOME
Interest and fees on loans	$48,834	$48,088	$42,960
Interest on investment securities
Taxable	-	-	2
Tax-exempt	-	4	49
Interest and dividends on securities available for sale
Taxable	4,743	5,026	4,075
Tax-exempt	2,944	2,178	1,896
Dividends	88	321	447
Interest on deposits in banks and federal funds sold	137	305	199
Total interest and dividend income	56,746	55,922	49,628

INTEREST EXPENSE
Interest on deposits	15,614	15,492	14,797
Interest on securities sold under agreements to
repurchase	40	831	1,868
Interest on short-term borrowings	592	1,998	2,850
Interest on long-term debt	2,836	4,398	2,926
Total interest expense	19,082	22,719	22,441

NET INTEREST INCOME	37,664	33,203	27,187
Provision for loan losses	4,551	5,261	1,786

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	33,113	27,942	25,401

NONINTEREST INCOME
Service charges on deposit accounts	1,905	1,922	2,024
Trust and investment advisory fee income	3,218	3,737	4,355
Gains on loans held for sale	11,860	8,656	-
Gains (losses) on securities available for sale, net	2,070	653	-
Total other-than-temporary impairment losses	(2,224)	(1,566)	(130)
Portion of loss recognized in other comprehensive
income	1,152	-	-
Net impairment losses	(1,072)	(1,566)	-
Commissions on investment sales	580	433	535
Fees on mortgages held for sale	1,044	1,440	-
Equity in earnings of affiliate	-	-	(303)
Other service charges, commissions and fees	507	545	595
Bank-owned life insurance	489	469	450
Other operating income	311	615	176
Total noninterest income	20,912	16,904	7,832

NONINTEREST EXPENSE
Salaries and employees' benefits	28,042	25,376	13,557
Net occupancy and equipment expense	5,904	5,826	3,300
Advertising	760	917	535
Computer operations	1,290	1,110	1,075
Other real estate owned	3,819	1,286	-
Other taxes	587	642	637
Impairment of equity investments	-	-	5,012
Federal deposit insurance expense	2,051	513	89
Other operating expenses	6,409	6,929	5,250
Total noninterest expense	48,862	42,599	29,455

Income before income taxes	5,163	2,247	3,648
Income tax expense	64	444	584

NET INCOME	$5,099	$1,803	$3,064
Net (income) loss attributable to non-
controlling interest	(1,577)	757	-
Net income attributable to Middleberg Financial
Corporation	3,522	2,560	3,064
Amortization of discount on preferred stock	429	-	-
Dividends on preferred stock	987	-	-
Net income available to common shareholders	2,106	2,560	3,064

Earnings per share:
Basic	$0.37	$0.57	$0.68
Diluted	$0.37	$0.56	$0.67

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except for share and per share data)

					Accumulated
					Other
					Compre-	Compre-	Non-
	Preferred	Common	Capital	Retained	hensive	hensive	Controlling
	Stock	Stock	Surplus	Earnings	Loss	Income	Interest	Total
Balance, December 31, 2006	$ - -	$ 11,264	$ 23,503	$ 44,139	$ (1,008)	$ - -	$ - -	$ 77,898

Comprehensive income:
Net income – 2007	- -	- -	- -	3,064	- -	$ 3,064	- -	3,064
Other comprehensive income net of tax:
Unrealized holding losses arising during the
period (net of tax, $54)	- -	- -	- -	- -	- -	(104)	- -	- -
Reclassification adjustment (net of tax, $44)	- -	- -	- -	- -	- -	86	- -	- -
Change in benefit obligation and plan
assets for defined benefit pension
plan (net of tax, $13)	- -	- -	- -	- -	- -	24	- -	- -
Other comprehensive income (net of tax, $3)	- -	- -	- -	- -	6	6	- -	6
Total comprehensive income	- -	- -	- -	- -	- -	$ 3,070	- -	- -

Cash dividends – 2007 ($0.76 per share)	- -	- -	- -	(3,430)	- -		- -	(3,430)
Share-based compensation	- -	- -	57	- -	- -		- -	57
Issuance of common stock (20,712 shares)	- -	52	257	- -	- -		- -	309

Balance, December 31, 2007	-	11,316	23,817	43,773	(1,002)		- -	77,904

Consolidation of subsidiary shares from
non-controlling interest	- -	- -	- -	- -	- -		3,472	3,472

Comprehensive loss:
Net income – 2008	- -	- -	- -	2,560	- -	$ 2,560	(757)	1,803
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $742)	- -	- -	- -	- -	- -	(1,440)	- -	- -
Reclassification adjustment (net of tax, $311)	- -	- -	- -	- -	- -	602	- -	- -
Change in benefit obligation and plan
assets for defined benefit pension
plan (net of tax, $691)	- -	- -	- -	- -	- -	(1,341)	- -	- -
Other comprehensive loss (net of tax, $1,122)	- -	- -	- -	- -	(2,179)	(2,179)	- -	(2,179)
Total comprehensive income	- -	- -	- -	- -	- -	$ 381	- -	- -

Cash dividends – 2008 ($0.57 per share)	- -	- -	- -	(2,586)	- -		- -	(2,586)
Distributions to non-controlling interest	- -	- -	- -	- -	- -		(787)	(787)
Reduction due to change in pension measurement date	- -	- -	- -	(192)	- -		- -	(192)
Share-based compensation	- -	- -	64	- -	- -		- -	64
Issuance of common stock (8,000 shares)	- -	20	86	- -	- -		- -	106

Balance, December 31, 2008	$ - -	$ 11,336	$ 23,967	$ 43,555	$ (3,181)		$ 1,928	$ 77,605

Comprehensive income:
Net income – 2009	- -	- -	- -	3,522	- -	$ 3,522	$ 1,577	5,099
Other comprehensive income net of tax:
Unrealized holding losses arising during the
period (net of tax, $262)	- -	- -	- -	- -	- -	(510)	- -	- -
Reclassification adjustment (net of tax, $704)	- -	- -	- -	- -	- -	(1,366)	- -	- -
Unrealized losses on securities for which an
other-than-temporary impairment loss has
been recognized in earnings, net of tax of $364	- -	- -	- -	- -	- -	708	- -	- -
Change in benefit obligation and plan
assets for defined benefit pension
plan (net of tax, $966)	- -	- -	- -	- -	- -	1,875	- -	- -
Other comprehensive income (net of tax, $364)	- -	- -	- -	- -	707	707	- -	707
Total comprehensive income	- -	- -	- -	- -	- -	$ 4,229	- -	- -

Cash dividends:
Common stock ($0.48 per share)	- -	- -	- -	(2,955)	- -		- -	(2,955)
Preferred stock	- -	- -	- -	(987)	- -		- -	(987)
Distributions to non-controlling interest	- -	- -	- -	- -	- -		(458)	(458)
Share-based compensation	- -	- -	119	- -	- -		- -	119
Issuance of preferred stock and related warrants	21,571	- -	429	- -	- -		- -	22,000
Amortization of preferred stock discount	429	- -	- -	(429)	- -		- -	- -
Redemption of preferred stock	(22,000)	- -	- -	- -	- -		- -	(22,000)
Issuance of common stock (2,374,976 shares)	- -	5,937	18,292	- -	- -		- -	24,229

Balance, December 31, 2009	$ - -	$ 17,273	$ 42,807	$ 42,706	$ (2,474)		$ 3,047	$ 103,359

See Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	2009		2008	2007
Cash Flows from Operating Activities
Net income		$3,522	$2,560		$3,064
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation		1,459	1,557		1,215
Amortization		390	523		545
Equity in distributions in excess of earnings
(undistributed earnings) of affiliate		115	- -		592
Non-controlling interest in earnings (losses) in
consolidated subsidiary		1,577	(757)		- -
Provision for loan losses		4,551	5,261		1,786
Net (gain) loss on sale of securities available for sale		(2,070)	(653)		130
Other than temporary impairment loss		1,072	1,566		- -
Impairment of equity investment		- -	- -		5,012
Net loss on sale of assets		1	15		341
(Discount accretion) and premium amortization
on securities, net		294	136		(25)
Deferred income tax provision		(708)	(1,599)		(2,320)
Origination of loans held for sale		(939,751)	(636,138)		- -
Proceeds from sales of loans held for sale		946,902	643,744		- -
Net gains on sale of mortgages held for sale		(11,860)	(8,656)		- -
Share-based compensation		119	64		57
Net loss on sale of other real estate owned		183	653		- -
Valuation adjustment on other real estate owned		2,825	- -		- -
Increase in prepaid FDIC insurance		(6,923)	- -		- -
Changes in assets and liabilities:
Increase in other assets		(1,665)	(791)		(446)
Increase (decrease) in other liabilities		(710)	773		666
Net cash provided by (used in) operating activities		$(677)	$8,258		$10,617

Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns
and calls of investment securities	$	- -	$155		$557
Proceeds from maturity, principal paydowns
and calls of securities available for sale		24,612	16,324		24,729
Proceeds from sale of investment securities		- -	526		- -
Proceeds from sale of securities
available for sale		110,330	55,768		5,613
Purchase of securities available for sale		(133,811)	(128,306)		(23,206)
Purchase of restricted stock		(259)	(6,776)		(12,785)
Redemption of restricted stock		450	7,821		11,252
Proceeds from sale of equipment		- -	- -		3
Purchases of bank premises and equipment		(1,979)	(3,719)		(3,769)
Net (increase) decrease in loans		18,098	(14,036)		(75,728)
Proceeds from sale of other real estate owned		2,710	195		- -
Investment by non-controlling interest in consolidated subsidiary		- -	376		- -
Proceeds from consolidation of subsidiary		- -	1,616
Purchase of bank-owned life insurance		(453)	- -		(485)
Net cash provided by (used in) investing activities		$19,698	$(70,056)		$(73,819)

Cash Flows from Financing Activities
Net increase (decrease) in noninterest-bearing and interest-
bearing demand deposits and savings accounts		$85,674	$51,995		$(20,500)
Net increase (decrease) in certificates of deposit		(24,809)	104,018		38,670
Increase (decrease) in securities sold under agreements
to repurchase		(5,479)	(29,103)		13,307
Increase (decrease) in federal funds purchased		- -	(500)		500
Proceeds from short-term borrowings		383,885	907,861		421,500
Payments on short-term borrowings		(421,291)	(949,974)		(433,500)
Proceeds from long-term debt		- -	16,000		63,000
Payments on long-term debt		(49,000)	(20,000)		(15,000)
Distributions by subsidiary to non-controlling interest		(458)	- -		- -
Payment of dividends on preferred stock		(987)	- -		- -
Payment of dividends on common stock		(2,955)	(3,441)		(3,424)
Net proceeds from issuance of preferred stock		22,000	- -		- -
Repayment of preferred stock		(22,000)	- -		- -
Net proceeds from issuance of common stock		24,229	106		309
Net cash provided by (used in) financing activities		$(11,191)	$76,962		$64,862

Increase in cash and and cash equivalents		$7,830	$15,164		$1,660

Cash and Cash Equivalents
Beginning		35,380	20,216		18,556

Ending		$43,210	$35,380		$20,216

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors		$15,969	$16,854		$14,109
Interest paid on short-term obligations		741	2,290		4,740
Interest paid on long-term debt		3,030	4,452		2,622
		$19,740	$23,596		$21,471

Income taxes		$1,791	$1,315		$3,510

Supplemental Disclosure of Noncash Transactions
Unrealized loss on securities available for sale		$(1,770)	$(1,269)		$(28)
Pension liability adjustment		$2,841	$(2,032)		$37
Transfer of loans to other real estate owned		$4,632	$7,644	$	- -

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Middleburg Financial Corporation (the “Company”)’s banking subsidiary, Middleburg Bank, grants commercial, financial, agricultural, residential and consumer loans to customers principally in Loudoun County, Fauquier County’s and Fairfax County, Virginia.  The loan portfolio is well diversified and generally is collateralized by assets of the customers.  The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Middleburg Trust Company and Middleburg Investment Advisors, Inc., non-banking subsidiaries of Middleburg Financial Corporation, offer a comprehensive range of fiduciary and investment management services to individuals and businesses.  Middleburg Financial Corporation has a controlling interest in Southern Trust Mortgage LLC, which originates and sells mortgages secured by personal residences primarily in the southeastern United States.

The accounting and reporting policies of the Company conform to U. S. generally accepted accounting principles and to accepted practice within the banking industry.

Principles of Consolidation

The consolidated financial statements of Middleburg Financial Corporation and its wholly owned subsidiaries, Middleburg Bank, Middleburg Investment Group, Inc., Middleburg Trust Company, Middleburg Investment Advisors, Inc., and Middleburg Bank Service Corporation include the accounts of all companies.  Also included in the consolidation are Southern Trust Mortgage LLC and MFC Capital Trust II.  The issued and outstanding interest of Southern Trust Mortgage not held by the Company is reported as Non-controlling Interest in Consolidated Subsidiary.  Accounting Standards Codification Topic 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in MFC Capital Trust II, which approximated $155,000 for each of the years ended December 31, 2009 and 2008.  The subordinate debt of the trust preferred entity is reflected as a liability of the Company.  All material intercompany balances and transactions have been eliminated in consolidation.

Securities

Investments in debt securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading based on management’s intent.  Currently all debt securities are classified as available for sale.  Equity investments in the FHLB and the Federal Reserve Bank of Richmond are separately classified as restricted securities and are carried at cost.  Available-for-sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Note 1.	Nature of Banking Activities and Significant Accounting Policies (Continued)

Securities (Continued)

Impairment of securities occurs when the fair value of a security is less than its amortized cost.  For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the intent is to sell the security or (ii) it is more likely than not that it will be necessary to sell the security prior to recovery of its amortized cost.  If, however, management’s intent is not to sell the security and it is not more than likely that management will be required to sell the security before recovery, management must determine what portion of the impairment is attributable to credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security.  If there is no credit loss, there is no other-than-temporary impairment.  If there is a credit loss, other-than-temporary impairment exists and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

For equity securities carried at cost as restricted securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value.  Other-than-temporary impairment of an equity security results in a write-down that must be included in income.  We regularly review each security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, the intention with regards to holding the security to maturity and the likelihood that we would be required to sell the security before recovery.

Loans

The Company’s subsidiary bank grants mortgage, commercial, and consumer loans to clients.  A substantial portion of the loan portfolio is represented by mortgage loans throughout Loudoun County and Fauquier County, Virginia.  The ability of the debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. Personal loans are typically charged off no later than 180 days past due.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Note 1.	Nature of Banking Activities and Significant Accounting Policies (Continued)

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective, since it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general, and unallocated components.  The specific component relates to loans that are classified as either doubtful or substandard and that have been classified as impaired.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company’s subsidiary bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company’s subsidiary bank does not separately identify individual consumer and residential loans for impairment disclosures.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. The fair value of mortgage loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities, and credit quality and fair value of loans committed at year-end.

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Depreciation of property and equipment is computed principally on the straight-line method over the following estimated useful lives:

Note 1.               Nature of Banking Activities and Significant Accounting Policies (Continued)

Years

Buildings and improvements	10-40
Furniture and equipment	3-15

Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized.  Upon retirement, sale, or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

Other Real Estate

Real estate acquired by foreclosure is carried at fair market value less an allowance for estimated selling expenses on the future disposition of the property.  Revenue and expenses from operations and changes in the valuation are included in the net expenses from other real estate.

Goodwill and Intangible Assets

Goodwill is subject to an annual assessment for impairment by applying a fair value-based test.  Additionally, acquired intangible assets (such as customer relationships and non-compete agreements) are separately recognized and amortized over their useful life, ranging from 7 to 15 years.

Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the consolidated balance sheets, and any increase in cash surrender value is recorded as other income on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as other income.

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

Note 1.               Nature of Banking Activities and Significant Accounting Policies (Continued)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, other real estate owned, other-than-temporary impairment of securities, pension plan assumptions, and the valuation of financial instruments.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and pension liability adjustments, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

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

Note 1.	Nature of Banking Activities and Significant Accounting Policies (Continued)

Derivative Financial Instruments

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses and will not realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to current year provisions.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Stock-Based Employee Compensation Plan

At December 31, 2009, the Company had a stock-based employee compensation plan which is described more fully in Note 8.  Compensation cost relating to share-based payment transactions is recognized in the consolidated financial statements.  That cost is measured based on the fair value of the equity instruments issued.  The Company recognized $119,000, $64,000, and $57,000 in compensation expense during 2009, 2008, and 2007, respectively, as a result of partially vested stock grants and vested stock options.

Recent Accounting Pronouncements

The Company adopted new guidance impacting Financial Accounting Standards Board (“FASB”) Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Note 1.               Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note 9 of the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance and the additional disclosures required are included in the consolidated Statements of Income and in Note 2 to these consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

Note 1.	Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements(Continued)

In June 2009, the FASB issued new guidance relating to the variable interest entities.  The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the annual reporting period ending October 31, 2009.  The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders With Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  The Company does not expect the adoption of ASU 2010-01 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions, including clarifying the scope of the decrease in ownership and additional disclosures.  ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160.  If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and should be applied retrospectively to the first period Statement 160 was adopted.   The Company does not expect the adoption of ASU 2010-02 to have a material impact on its consolidated financial statements.

Note 1.	Nature of Banking Activities and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements(Continued)

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance, including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and include conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

Note 2.	Securities

Amortized costs and fair values of securities available for sale as of December 31, 2009 and 2008, are summarized as follows:

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale
U.S. Treasury securities	$3,084	$3	$-	$3,087
Obligations of states and
political subdivisions	70,586	228	(1,770)	69,044
Mortgage-backed securities:
Agency	89,933	949	(642)	90,240
Non-agency	10,348	38	(447)	9,939
Corporate preferred stock	39	-	(5)	34
Corporate securities	100	4	-	104
Trust-preferred securities	2,357	-	(2,106)	251
Total	$176,447	$1,222	$(4,970)	$172,699

Note 2.	Securities (Continued)

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale
Obligations of states and
political subdivisions	$64,251	$241	$(4,569)	$59,923
Mortgage-backed securities:
Agency	107,376	2,372	(89)	109,659
Non-agency	1,728	-	(103)	1,625
Corporate preferred stock	39	-	(9)	30
Corporate securities	50	-	(5)	45
Trust-preferred securities	3,430	1,211	(1,027)	3,614
Total	$176,874	$3,824	$(5,802)	$174,896

The amortized cost and fair value of securities available for sale as of December 31, 2009, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	December 31, 2009
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$3,549	$3,557
Due after one year through
five years	7,265	7,130
Due after five years through
ten years	36,474	35,709
Due after ten years	26,382	25,735
Mortgage-backed securities	100,281	100,179
Corporate preferred	39	34
Other	2,457	355
Total	$176,447	$172,699

Proceeds from sales of securities during 2009, 2008, and 2007 were $110,330,000, $56,294,000, and $5,613,000, respectively.  Gross gains of $3,061,000, $822,000, and $0 and gross losses of $991,000, $169,000, and $130,000 were realized on those sales, respectively. Additionally, $1,072,000, $1,566,000, and $0 in losses were recognized for impaired securities in 2009, 2008, and 2007, respectively.  The tax expense (benefit) applicable to these net realized gains and losses amounted to $339,000, $(310,000), and $(44,000), respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $80,545,000 and $120,081,000 at December 31, 2009 and 2008, respectively.

Note 2.	Securities (Continued)

At December 31, 2009 and 2008, investments in an unrealized loss position that are temporarily impaired are as follows (in thousands):

	2009
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2009	Value	Losses	Value	Losses	Value	Losses

Obligations of states and
political subdivisions	$31,312	$(639)	$20,143	$(1,131)	$51,455	$(1,770)
Mortgage backed securities:
Agency	44,590	(642)	-	-	44,590	(642)
Non-agency	6,601	(447)	-	-	6,601	(447)
Corporate preferred stock	-	-	34	(5)	34	(5)
Trust-preferred securities	-	-	252	(2,106)	252	(2,106)

Total	$82,503	$(1,728)	$20,429	$(3,242)	$102,932	$(4,970)

	2008
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2008	Value	Losses	Value	Losses	Value	Losses

Obligations of states and
political subdivisions	$43,843	$(3,918)	$4,439	$(651)	$48,282	$(4,569)
Mortgage backed securities:
Agency	17,460	(22)	3,420	(67)	20,880	(89)
Non-agency	1,625	(103)	-	-	1,625	(103)
Corporate preferred stock	30	(9)	-	-	30	(9)
Corporate securities	45	(5)	-	-	45	(5)
Trust-preferred securities	1,665	(788)	453	(239)	2,118	(1,027)

Total	$64,668	$(4,845)	$8,312	$(957)	$72,980	$(5,802)

Certain of the other debt securities are related to corporate securities. For these investments within the scope of ASC 320 Investments – Debt and Equity Securities at acquisition, the Company evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Company considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information. The Company analyzed the cash flow characteristics of these securities.

The Company has identified three other than temporarily impaired (“OTTI”) securities within its portfolio and recognizes the credit related losses through the consolidated statements of income, and the non-credit related losses through other comprehensive income (“OCI”).  During the years ended December 31, 2009 and 2008, the Company recognized credit related impairment losses of $1,072,000 and $1,566,000 on trust-preferred securities included within a collateralized debt obligation held by the Company.

Note 2.	Securities (Continued)

The following table provides further information on these three securities as of December 31, 2009 (in thousands):

						Cumulative	Amount of
		Current			Estimated	Other	OTTI		Expected
	Tranche	Moody's	Par	Book	Fair	Comprehensive	Related to	Institutions	Default	Expected	Lag
Security	Level	Ratings	Value	Value	Value	Loss	Credit Loss	Performing	Rate	Recovery	(Yrs)
MM Community Funding LTD	Class B	Ca	$1,000	$606	$30	$576	$394	11	1.20%	15%	1
MM Community Funding LTD	Class B	Ca	$1,000	$606	$30	$576	$394	11	1.20%	15%	1
Preferred Term XXII	Class D	NR	$1,979	-	-	-	$284	74	0.75%	15%	2

						$1,152	$1,072

The Company also has the following investments in trust-preferred securities not considered permanently impaired as of December 31, 2009 (in thousands):

						Cumulative
		Current			Estimated	Other			Expected
	Tranche	Moody's	Par	Book	Fair	Comprehensive	Institutions	Deferrals/	Default	Expected	Lag
Security	Level	Ratings	Value	Value	Value	Loss	Performing	Defaults	Rate	Recovery	(Yrs)
Preferred Term IV	Mezzanine	Ca	$244	$244	$29	$215	4	2.10%	0.75%	15%	2
Preferred Term V	Mezzanine	C	$689	$693	$83	$610	2	3.60%	0.75%	15%	2
MM Community Funding LTD	Class A	B1	$208	$208	$79	$129	11	12.66%	1.20%	15%	1

At December 31, 2009, the Company concluded that no other adverse change in cash flows occurred during the year and did not consider any other securities other-than-temporarily impaired. Based on this analysis and because the Company does not intend to sell these securities and it is more likely than not the Company will not be required to sell these securities before recovery of amortized cost basis, which may be at maturity, and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other-than-temporarily impaired at December 31, 2009. However, there is a risk that this review could result in recognition of other-than-temporary impairment charges in the future.

Of the temporarily impaired securities, 74 are investment grade, five are speculative grade and two are non-rated. Obligations of states and political subdivisions make up the largest amount of temporarily impaired securities. The speculative grade securities are asset-backed securities that are collateralized by trust preferred issuances of financial institutions. One of the non-rated securities is issued by a local municipality within the Company’s market. The other non-rated security is issued by a corporate note and has a par value of $39,000. This security has a temporary impairment of $5,000. Market prices change daily and are affected by conditions beyond the control of the Company. Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate the sale before the loss is fully recovered. Investment decisions reflect the strategic asset/liability objectives of the Company. The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Note 2.	Securities (Continued)

The Company’s investment in FHLB stock totaled $5,091,000 at December 31, 2009.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2009, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the balance sheet and is not part to the available-for-sale portfolio.

Note 3.	Loans, Net

The consolidated loan portfolio was composed of the following:

	2009	2008
	(In Thousands)
Real estate loans:
Construction	$72,934	$106,063
Secured by farmland	2,491	2,522
Secured by 1-4 family residential	267,713	271,896
Other real estate loans	240,729	228,755
Commercial loans	43,367	44,195
Consumer loans	16,907	18,801
All other loans	138	163
Total loans	644,279	672,395
Less: Allowance for loan losses	9,185	10,020

Net loans	$635,094	$662,375

The Company had $45.0 and $40.3 million in mortgages held for sale at December 31, 2009 and 2008, respectively.

Note 4.	Allowance for Loan Losses

Changes in the allowance for loan losses are summarized as follows:

	2009	2008	2007
	(In Thousands)
Balance, beginning	$10,020	$7,093	$5,582
Southern Trust Mortgage Consolidation	-	1,238	-
Provision charged to operations expense	4,551	5,262	1,786
Recoveries added to the allowance	98	46	64

Loan losses charge to allowance	(5,484)	(3,619)	(339)

Balance, end of period	$9,185	$10,020	$7,093

At December 31, 2009, 2008, and 2007, loans that are impaired are as follows:

	2009	2008	2007
	(In Thousands)

Impaired loans with a related allowance	$12,282	$11,339	$5,127
Impaired loans without a related allowance	10,441	12,052	2,812
Related allowance for loan losses	1,731	1,006	459
Average recorded balance of impaired loans	22,740	23,530	7,419
Interest income recognized	1,225	1,344	482

Note 4.	Allowance for Loan Losses (Continued)

The Company had $2.9 million, $2.0 million and $2.0 million in non-accrual loans excluded from the impaired loan disclosure at December 31, 2009, 2008 and 2007, respectively.  If interest on these loans had been accrued, such income would have approximated $207,000, $156,000 and $77,000 as of December 31, 2009, 2008 and 2007, respectively.  There were $908,000, $540,000 and $30,000 in loans 90 days past due and still accruing interest on December 31, 2009, 2008 and 2007, respectively.

Note 5.	Premises and Equipment, Net

Premises and equipment consists of the following:

	2009	2008
	(In Thousands)

Land	$2,379	$2,379
Facilities	17,165	17,078
Furniture, fixtures, and equipment	11,563	11,360
Construction in process and deposits on equipment	5,522	3,871
	36,629	34,688
Less accumulated depreciation	(13,123)	(11,701)
	$23,506	$22,987

Depreciation expense was $1,459,000, $1,557,000, and $1,215,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2009, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

2010	$2,325
2011	2,255
2012	1,954
2013	1,893
2014	1,861
Thereafter	19,654

$29,942

Rent expense was $2,704,000, $2,698,000, and $1,409,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 6.	Deposits

The Company has developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank. The overall balance of this product was $44,509,000 million and $48,118,000 million at December 31, 2008 and 2007, respectively, and is partially reflected in the interest-bearing demand deposits and partially reflected in securities sold under agreements to repurchase amounts on the balance sheet.

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $159,991,000 and $133,837,000 at December 31, 2009 and 2008, respectively.

Note 6.	Deposits (Continued)

At December 31, 2009, the scheduled maturities of time deposits (in thousands) are as follows:

2010	$209,451
2011	52,102
2012	28,626
2013	5,141
2014	6,149
$301,469

At December 31, 2009 and 2008, overdraft demand deposits reclassified to loans totaled $138,000 and $163,000, respectively.

At December 31, 2009, one depositor, with $38.9 million, was approximately 5 percent of the total deposits at Middleburg Bank.

Middleburg Bank obtains certain deposits through the efforts of third-party brokers.  At December 31, 2009 and 2008, brokered deposits totaled $64.0 million and $107.5 million, respectively, and were included in time deposits on  the Company’s financial statements.

Note 7.	Borrowings

The Company has a $262,320,000 line of credit with the Federal Home Loan Bank of Atlanta available for short- and long-term borrowings.  Advances on the line are secured by all of the Company’s first lien residential real estate loans on one-to-four-unit, single-family dwellings; home equity lines of credit; and eligible commercial real estate loans.  As of December 31, 2009, the book value of these loans totaled approximately $273,195,000.  The amount of the available credit is limited to 75 percent of qualifying collateral for the first lien residential real estate loans, 50 percent of qualifying home equity lines of credit, and 50 percent of the eligible commercial real estate loans.  Any borrowings in excess of the qualifying collateral require pledging of additional assets.

Short-term borrowings serve to meet short-term liquidity needs.  The outstanding balance and related information are summarized as follows (in thousands):

	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Short-term Borrowings
At December 31:
2009	$-	$17,199	$3,538
2008	-	22,678	40,944
2007	500	51,781	22,000
Weighted-average interest rate at year-end:
2009	-%	0.16%	5.00%
2008	-	0.48	2.56
2007	4.25	3.29	5.08
Maximum amount outstanding at any month's end:
2009	$-	$25,210	$50,719
2008	-	58,688	92,512
2007	1,000	55,736	97,400
Average amount outstanding during the year:
2009	$-	$21,122	$15,513
2008	397	40,924	44,983
2007	447	43,769	51,659
Weighted-average interest rate during the year:
2009	-%	0.19%	3.82%
2008	2.77	2.03	4.42
2007	5.59	4.27	5.47

Note 7.	Borrowings (Continued)

Southern Trust Mortgage has a $25,000,000 revolving line of credit with a regional bank that is primarily used to fund its mortgages held for sale.  Middleburg Bank guarantees the balance of this loan up to $10,000,000.  At December 31, 2009, these lines had an outstanding balance of $3,538,000 and are included in total short-term borrowings.  The lines of credit are based on the London Inter-Bank Offered Rate (“LIBOR”).  The weighted-average interest rate on Southern Trust Mortgage’s lines of credit at December 31, 2009, was 5.00 percent.

Southern Trust Mortgage also has a $50,000,000 line of credit for financing mortgage notes it originates until such time the mortgage notes can be sold and a $5,000,000 line of credit for operating purposes with Middleburg Bank, of which $40,816,000 million and $3,365,000 million, respectively, was outstanding at December 31, 2009.  These lines of credit are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.

The Company’s long-term debt with the Federal Home Loan Bank of $35,000,000 at
December 31, 2009, matures in 2010.  At December 31, 2009, the interest rates ranged from 4.50 percent to 4.78 percent and the weighted-average rate was 4.61 percent.  The Company’s long-term debt with the Federal Home Loan Bank was $84,000,000 at December 31, 2008.  The weighted-average interest rate on long-term debt at December 31, 2008 was 4.33 percent.

The contractual maturities of the Company’s long-term debt are as follows:

2009
(In thousands)
Due in 2010	$35,000

The Company also has a line of credit with the Federal Reserve Bank of Richmond of $37,039,000, of which there was no outstanding balance at December 31, 2009.

The Company has an additional $18 million in lines of credit available from other institutions at December 31, 2009.

Note 8.	Stock-Based Compensation Plan

The Company sponsored one stock-based compensation plan, the 2006 Equity Compensation Plan, which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards, and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006, and has succeeded the Company’s 1997 Stock Incentive Plan.  Under the plan, the Company may grant stock-based compensation to its directors, officers, employees, and other persons the Company determines have contributed to the profits or growth of the Company.  The Company may grant awards with respect to up to 250,000 shares of common stock under the 2006 Equity Compensation Plan.

In June 2008 and March 2007, the Company granted 9,051 and 3,974 shares of restricted stock service awards (non-vested shares), respectively. The requisite service period for the awards is three years, vesting at 25 percent on the first and second anniversary of the awards and 50 percent on the third anniversary of the awards.  For the years ended December 31, 2009, 2008, and 2007, the Company recorded $94,000, $64,000, and $57,000, respectively, in compensation expense for restricted stock awards.  The Company also granted 12,881 and 3,974 shares of restricted stock performance awards (non-vested shares) in December 2008 and March 2007, respectively.  These grants vest based on the target level reached over a three-year period.  Performance standards for these awards have not yet been met and, as such, no expense has been recorded.

Note 8.	Stock-Based Compensation Plan (Continued)

The following table summarizes restricted stock service awards awarded under the 2006 Equity Compensation Plan at December 31.

	2009			2008
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at the
beginning of the year	10,602	$24.04		3,508	$32.30
Granted	-	-	9,051	21.66
Vested	(2,850)	24.62		(877)	32.30
Forfeited	-	-		(1,080)	24.22
Non-vested at end of
the year	7,752	$23.82	$94,000	10,602	$24.04	$155,000

The weighted-average remaining contractual term for non-vested grants at December 31, 2009 and 2008, was 1.2 and 2.2 years, respectively.  No restricted stock was granted during the year ended December 31, 2009.  The weighted-average grant-date fair value of restricted stock awarded during the year ended December 31, 2008 was $21.66.  As of
December 31, 2009, there was $146,000 of total unrecognized compensation expense related to the non-vested service awards under the 2006 Equity Compensation Plan.

The following table summarizes restricted stock performance awards awarded under the 2006 Equity Compensation Plan at December 31.

	2009			2008
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at the
beginning of the year	16,078	$18.11		3,508	$32.30
Granted	-	-	12,881	14.59
Vested	-	-	-	-
Forfeited	-	-		(311)	32.30
Non-vested at end of
the year	16,078	$18.11	$195,000	16,078	$18.11	$235,000

Note 8.	Stock-Based Compensation Plan (Continued)

The weighted-average remaining contractual term for non-vested grants at December 31, 2009 and 2008, was 1.2 and 2.2 years, respectively.  No restricted stock was granted during the year ended December 31, 2009.  The weighted-average grant-date fair value of restricted stock awarded during the year ended December 31, 2008 was $14.59.  As of December 31, 2009, there was $279,000 of total unrecognized compensation expense related to the non-vested service awards under the 2006 Equity Compensation Plan.

The Company sponsors a stock-based compensation plan, administered by a committee, under which incentive stock options may be granted periodically to certain employees.  The Company recorded compensation expense of $25,000 for the year ended December 31, 2009.  No compensation expense was recorded for the years ended December 31, 2008 and 2007. The total income tax benefit related to stock-based compensation was $2,000, $12,000 and $72,000 in 2009, 2008, and 2007, respectively.  Shares issued in connection with stock option exercises may be issued from available treasury shares or from market purchases.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted.  Options vest over a three-year time period over which 25 percent vests on each of the first and second anniversaries of the grant and 50 percent on the third anniversary of the grant.  The effects are computed using option pricing models, using the following weighted-average assumptions for options granted during 2009 as of grant date: 1) a risk-free interest rate of 2.26 percent, 2) a dividend yield of 2.51 percent, 3) volatility of $26.71 percent and 4) an expected option life of 9.72 years. As of December 31, 2009, there was $107,000 in unrecognized compensation cost related to unvested share-based compensation awards granted. No options were granted during 2008 or 2007.

The following table summarizes options outstanding under the 1997 Stock Incentive Plan at the end of the reportable periods.  The weighted-average remaining contractual term for options outstanding and exercisable at December 31, 2009 and 2008, was 2.6 years and 2.9 years, respectively.

Options outstanding at December 31 are summarized as follows:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at
beginning of year	158,380	$19.80	166,380	$19.41	186,880	$18.52
Granted	77,263	14.00	-	-	-	-
Exercised	(8,100)	12.06	(8,000)	11.75	(20,000)	10.63
Forfeited	(43,335)	12.87	-	-	(500)	37.00
Outstanding at end
of year	184,208	$19.34	158,380	$19.80	166,380	$19.41
Options exercisable
at year end	112,500	$22.74	158,380	$19.80	166,380	$19.41
Weighted average
fair value of
options granted		$1.84		$-		$-

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $6,000, $34,000, and $216,000, respectively.  There was no aggregate intrinsic value of options outstanding at December 31, 2009.

Note 8.	Stock-Based Compensation Plan (Continued)

As of December 31, 2009, options outstanding and exercisable are summarized as follows:

Range of		Remaining
Exercise	Options	Contractual	Options
Prices	Outstanding	Life	Exercisable

$10.63	12,500	1.0	12,500
22.75	55,000	2.3	55,000
22.00	34,000	3.3	34,000
37.00	3,000	3.8	3,000
39.40	8,000	4.1	8,000
14.00	66,708	9.2	-
14.00	5,000	9.8	-
$10.63-$39.40	184,208	2.6	112,500

Note 9.	Employee Benefit Plans

The Company has a noncontributory, defined benefit pension plan covering substantially all full-time employees of Middleburg Bank, Middleburg Trust Company, and Middleburg Investment Advisors.  The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.  Benefit accruals and eligibility were frozen as of December 31, 2009. This had the effect of reducing the Projected Benefit Obligation by an estimated $1,577,000, which was recorded as a curtailment gain in 2009.

Information about the plan follows:
	2009	2008	2007
	(In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$7,139	$5,965	$5,052
Service cost	872	1,013	742
Interest cost	423	463	302
Actuarial loss (gain)	(865)	(31)	143
Benefits paid	(585)	(271)	(274)
Curtailment gain	(1,577)	-	-
Benefit obligation, end of year	5,407	7,139	5,965

Change in Plan Assets
Fair value of plan assets, beginning of year	3,481	4,961	4,683
Actual return on plan assets	1,217	(1,540)	552
Employer contributions	784	331	-
Benefits paid	(585)	(271)	(274)
Fair value of plan assets, ending	4,897	3,481	4,961

Funded Status, recognized as accrued benefit
cost included in other liabilities	(510)	(3,658)	(1,004)

Amounts Recognized in Accumulated
Other Comprehensive Loss
Net loss	$-	$3,034	$1,008
Prior service costs	-	(193)	(195)
Net obligation at transition	-	-	(4)
Deferred income tax benefit	-	(966)	(275)
Total amount recognized in accumulated
other comprehensive loss	$-	$1,875	$534

Note 9.                      Employee Benefit Plans (Continued)

The accumulated benefit obligation for the defined benefit pension plan was $5,407,000, $5,127,000, and $4,115,000 at December 31, 2009, 2008, and 2007, respectively.

	2009	2008	2007
	(In Thousands)

Components of Net Periodic Benefit Cost
Service cost	$872	$810	$742
Interest cost	423	371	302
Expected return on plan assets	(329)	(438)	(396)
Amortization of prior service cost	(193)	(1)	(1)
Amortization of net obligation
at transition	-	(4)	(4)
Recognized net gain due to curtailment	(424)	-	-
Recognized net actuarial loss	128	23	29
Net periodic benefit cost	$477	$761	$672

Other Change in Plan Assets and Benefit
Obligations Recognized in Accumulated Other
Comprehensive (Income) Loss
Net (gain) loss	$(3,034)	$2,027	$(42)
Amortization of prior service cost	193	1	1
Amortization of net obligation at transition	-	4	4
Deferred income tax expense (benefit)	966	(691)	13
Total recognized in other comprehensive (income) loss	$(1,875)	$1,341	$(24)
Total recognized in net periodic benefit costs
and other comprehensive (income) loss	$(1,398)	$2,102	$648

Adjustment to Retained Earnings Due to
Change in Measurement Date
Service cost		$202
Interest cost		93
Expected return on plan assets		(109)
Recognized net actuarial loss		6
Net periodic benefit cost	N/A	$192	N/A

Weighted-Average Assumptions for Benefit	2009	2008	2007
Obligations
Discount rate	6.00%	6.25%	6.00%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Weighted-Average Assumptions for Net Periodic	2009	2008	2007
Benefit Costs
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Note 9.	Employee Benefit Plans (Continued)

Long-Term Rate of Return (Continued)

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

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes.  Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period in which assets are invested.  However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets to the extent such expenses are not explicitly estimated within periodic cost.

Discount Rate

The process used to select the discount rate assumption takes into account the benefit cash flow and the segment yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  A single effective discount rate, rounded to the nearest 0.25 percent, is then established that produces an equivalent discounted present value.

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2009, and 2008, by asset category are as follows:

	2009	2008

Mutual funds - fixed income	38%	32%
Mutual funds - equity	61%	63%
Cash and equivalents	1%	5%
Total	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40 percent fixed income and 60 percent equities.  The investment manager selects investment fund managers with demonstrated experience and expertise and funds with demonstrated historical performance for the implementation of the plan’s investment strategy.  The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality.  These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs, and other administrative costs chargeable to the trust.

Note 9.	Employee Benefit Plans (Continued)

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 31, 2009:

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$49	$-	$-	$49
Mutual funds - equity	2,976	-	-	2,976
Mutual funds - fixed income	1,872	-	-	1,872

Total assets at fair value	$4,897	$-	$-	$4,897

Cash and cash equivalents

The fair value approximates the carrying value.

Mutual funds

The fair value of equity and fixed income mutual funds is valued at the net asset value of shares held at year-end.

The Company plans to contribute $6,000 to its pension plan in fiscal year 2010. The Company does not expect to contribute additional funds to its pension plan in 2010.

Estimated future benefit payments (in thousands), which reflect expected future service, as appropriate, are as follows:

2010	$151
2011	160
2012	218
2013	239
2014	241
2015-2019	1,611

$2,620

401(k) Plan

The Company has a 401(k) plan whereby a majority of employees participate in the plan.  Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the plan.  Matching contributions vest to the employee equally over a five-year period.  For the years ended December 31, 2009, 2008, and 2007, expense attributable to the plan amounted to $219,000, $233,000, and $210,000, respectively.

Deferred Compensation Plans

Two deferred compensation plans were adopted for the CEO, the President, and one Executive Officer of the Company.  Benefits are to be paid in monthly installments commencing at retirement and ending upon the death of the officer.  The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits would be reduced.  The deferred compensation expense for 2009 and 2008, based on the present value of the retirement benefits, was $175,000 and $382,000, respectively.  During 2009, the Plan assumptions were modified, which resulted in a benefit of $198,000 being recognized.  The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to help meet the costs of the obligations.

Note 10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia and various other states.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2006.

The Company believes it is more likely than not that the benefit of deferred tax assets will be realized.  Consequently, no valuation allowance for deferred tax assets is deemed necessary at December 31, 2009 and 2008, in view of certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$2,865	$2,746
Deferred Compensation	470	565
Investment in affiliate	950	1,501
Accrued pension costs	173	912
Securities available for sale	1,275	673
Other-than-temporary impairment	941	576
Other real estate owned	554	290
Other	589	289
.	7,817	7,522

Deferred tax liabilities:
Deferred loan costs, net	$248	$334
Property and equipment	356	348
Total gross deferred tax liabilities	604	682

Net deferred tax assets	$7,213	$6,870

The provision for income taxes charged to operations for the years ended December 31, 2009, 2008, and 2007, consists of the following:

	2009	2008	2007
	(In Thousands)

Current tax expense	$772	$2,043	$2,904
Deferred tax benefit	(708)	(1,599)	(2,320)
Total income tax provision	$64	$444	$584

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2009, 2008, and 2007, due to the following:

	2009	2008	2007
	(In Thousands)

Computed "expected" tax expense	$1,219	$1,021	$1,240
Increase (decrease) in income taxes
resulting from:
Tax-exempt interest income	(1,086)	(663)	(589)
Other, net	(69)	86	(67)
	$64	$444	$584

Note 11.	Related Party Transactions

The Company’s subsidiary bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  These persons and firms were indebted to the subsidiary bank for loans totaling $6,952,000 and $5,419,000 at December 31, 2009 and 2008, respectively.  During 2009, total principal additions were $3,547,000 and total principal payments were $2,014,000.  These same persons and firms had accounts with the subsidiary bank for deposits totaling $9,907,000 and $6,143,000 at December 31, 2009 and 2008, respectively.

Note 12.	Contingent Liabilities and Commitments

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The Company does not anticipate any material loss as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance-sheet risk.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  For the final weekly reporting period in the years ended December 31, 2009 and 2008, the aggregate amount of daily average required reserves was approximately $2,536,000 and $1,022,000, respectively.

Note 13.	Earnings Per Share

The following shows the weighted-average number of shares used in computing earnings per share and the effect on weighted-average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2009		2008		2007
		Per		Per		Per
		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount

Earnings per share, basic	5,629,426	$0.37	4,528,073	$0.57	4,506,251	$0.68

Effect of dilutive securities:
Stock options	967		26,362		71,943

Earnings per share, diluted	5,630,393	$0.37	4,554,435	$0.56	4,578,194	$0.67

In 2009, 2008, and 2007, options to purchase 225,578, 100,500, and 11,500 common shares, respectively, ranging in price from $10.63 to $39.40 were not included in the calculation of earnings per share because they would have been antidilutive.  In 2009, 104,101 warrants to purchase common shares with an exercise price of $15.85 and 7,752 shares of restricted stock ranging in price from $14.59 to $32.30 were not included in the calculation of earnings per share because to do so would have been anti-dilutive.

Note 14.	Retained Earnings

Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities.  Federal regulations limit the payment of dividends to the sum of a bank’s current net income and retained net income of the two prior years.  During the year ended December 31, 2009, the Company required and received approval from federal and state regulatory authorities to transfer amounts in the excess of dividend restrictions.

Note 15.	Financial Instruments With Off-Balance-Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, and interest rate swaps.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amount of the Company's exposure to off-balance-sheet risk as of December 31, 2009 and 2008, is as follows:

	2009	2008
	(In Thousands)

Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$84,628	$95,211
Standby letters of credit	1,974	1,851

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

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

The Company has approximately $13,315,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2009.

Note 16.	Fair Value Measurements

The Company adopted ASC 820, Fair Value Measurements, on January 1, 2008, to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the consolidated financial statements:

Note 16.	Fair Value Measurements (Continued)

Securities Available for Sale

Fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities.  In 2009, collateralized debt obligation securities that are backed by trust-preferred securities issued by banks, thrifts, and insurance companies (TRUPS) were categorized as Level II instruments.

The market for the TRUPS at December 31, 2008, was not active and markets for similar securities were also not active.  Given conditions in the debt markets at that time and the absence of observable transactions in the secondary and new issue markets, the Company determined fair values for floating rate trust-preferred securities using a discounted cash flow technique.  This approach maximized the use of relevant observable inputs and minimized the use of unobservable inputs which the Company believed would be equally or more representative of fair value than the market approach valuation technique.  The TRUPS were classified within Level III of the fair value hierarchy because significant adjustments were required to determine fair value at December 31, 2008

The Company utilized an independent third-party vendor to assist in the valuation process for these TRUPS.  Cash flows were estimated based upon the contractual cash flows of each instrument.  The discount rate utilized in the calculation was based on the spread to the swap curve for a single-issuer, investment-grade bank trust-preferred issue for which actual trades could be observed plus or minus a ratings-based adjustment for credit quality.  At December 31, 2008, the discount margin (before adjustment) was 423 basis points.  A ratings-based adjustment which ranged from -50 basis points for a AAA-rated security to 550 basis points for a CC-rated security was then added to the discount margin.  The Company did not assume any prepayments for the next five years, followed by a 20 percent conditional prepayment rate for one year and then 5 percent thereafter.  All deferrals and defaults were treated the same with 100 percent loss severity.  The Company also assumed that additional deferrals would occur over the next two years in an amount which would bring the cumulative defaults to 20 percent.  These were the key assumptions utilized in calculating discounted cash flows for fair value disclosures.

Note 16.	Fair Value Measurements (Continued)

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

	December 31, 2009
	Level I	Level II	Level III	Total
	(in thousands)
Assets:
U.S. Treasury securities	$-	$3,087	$-	$3,087
Obligations of states and
political subdivisions	-	65,937	3,107	69,044
Mortgage-backed securities;
Agency	-	90,231	9	90,240
Non-agency	-	9,939	-	9,939
Corporate preferred stock	-	34	-	34
Corporate securities	-	104	-	104
Trust-preferred securities	-	251	-	251

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:	(in thousands)
Obligations of states and
political subdivisions	$-	$57,132	$2,791	$59,923
Mortgage-backed securities;
Agency	-	109,659	-	109,659
Non-agency	-	-	1,625	1,625
Corporate preferred stock	-	30	-	30
Corporate securities	-	45	-	45
Trust-preferred securities	-	-	3,614	3,614

The table below presents a reconciliation and statements of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the years ended December 31, 2009 and 2008:

Available for Sale Securities
(In Thousands)

Balance, December 31, 2007	$-
Total realized and unrealized gains (losses):
Included in earnings	-
Included in other comprehensive income	1,266
Purchases, sales, issuances and settlements, net	-
Transfers in and (out) of Level III	6,764
Balance December 31, 2008	$8,030
Total realized and unrealized gains (losses):
Included in earnings	(1,072)
Included in other comprehensive income	299
Purchases, sales, issuances and settlements, net	14,457
Transfers in and (out) of Level III	(18,598)
Balance December 31, 2009	$3,116

Note 16.	Fair Value Measurements (Continued)

The following table summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31, 2008, for Level III assets that were still held at December 31, 2009 and 2008.

	Available for Sale Securities
	(In Thousands)
Net unrealized gain on securities	$-	$1,266
Total	$-	$1,266

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2009 and 2008.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of income.

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

Note 16.	Fair Value Measurements (Continued)

	December 31, 2009
	Level I	Level II	Level III	Total
	(in thousands)
Assets:
Impaired loans	$-	$10,551	$-	$10,551
Mortgages held for sale	-	45,010	-	45,010

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:	(in thousands)
Impaired loans	$-	$10,333	$-	$10,333
Mortgages held for sale	-	40,301	-	40,301

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

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:	(in thousands)
Other real estate owned	$-	$6,511	$-	$6,511

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:	(in thousands)
Other real estate owned	$-	$7,597	$-	$7,597

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  U.S. generally accepted accounting principles excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Note 16.	Fair Value Measurements (Continued)

Other Real Estate Owned (Continued)

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

Securities Sold Under Agreements to Repurchase and Short-Term  Debt

The carrying amounts approximate fair values.

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2009 and 2008, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the table below.

Note 16.	Fair Value Measurements (Continued)

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$43,210	$43,210	$35,380	$35,380
Securities	178,924	178,924	181,312	181,312
Loans	680,105	693,464	702,651	710,322
Accrued interest receivable	3,842	3,842	3,800	3,800

Financial liabilities:
Deposits	$763,263	$769,695	$744,782	$755,084
Securities sold under agreements
to repurchase	59,584	59,584	22,678	22,678
Short-term debt	3,538	3,538	40,944	40,944
Long-term debt	35,000	35,078	84,000	84,298
Trust preferred capital notes	5,155	5,167	5,155	5,155
Accrued interest payable	1,495	1,495	2,153	2,153

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Middleburg Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2009 and 2008, that the Company and Middleburg Bank meet all capital adequacy requirements to which they are subject.

Note 17.	Capital Requirements (Continued)

As of December 31, 2009, the most recent notification from the Federal Reserve Bank categorized Middleburg Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Company’s and Middleburg Bank’s actual capital amounts and ratios are also presented in the following table.

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2009:
Total Capital (to Risk-
Weighted Assets):
Consolidated	$113,284	15.1%	$60,194	8.0%	N/A	N/A
Middleburg Bank	107,825	14.4%	$60,003	8.0%	$75,003	10.0%
Tier 1 Capital (to Risk-
Weighted Assets):
Consolidated	$104,302	13.9%	$30,097	4.0%	N/A	N/A
Middleburg Bank	98,863	13.2%	$30,001	4.0%	$45,002	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$104,302	10.4%	$40,112	4.0%	N/A	N/A
Middleburg Bank	98,863	9.9%	$40,040	4.0%	$50,049	5.0%

As of December 31, 2008:
Total Capital (to Risk-
Weighted Assets):
Consolidated	$88,691	11.5%	$61,698	8.0%	N/A	N/A
Middleburg Bank	$86,929	11.3%	$61,543	8.0%	$76,928	10.0%
Tier 1 Capital (to Risk-
Weighted Assets):
Consolidated	$79,042	10.3%	$30,846	4.0%	N/A	N/A
Middleburg Bank	$77,304	10.1%	$30,768	4.0%	$46,152	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$79,042	8.4%	$37,639	4.0%	N/A	N/A
Middleburg Bank	$77,304	8.2%	$37,618	4.0%	$47,022	5.0%

Note 18.	Goodwill and Intangible Assets

Goodwill is not amortized, but is tested at least annually for impairment by the Company.  Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2009, 2008, or 2007.  Identifiable intangible assets are being amortized over the period of expected benefit, which ranges from 7 to 15 years.  Goodwill and intangible assets relate to the Company’s acquisition of Middleburg Trust Company and Middleburg Investment Advisors and the consolidation of Southern Trust Mortgage.  Information concerning goodwill and intangible assets is presented in the following table:

	December 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Identifiable intangibles	$3,734,000	$2,491,834	$3,734,000	$2,278,928
Unamortizable goodwill	5,289,213	-	5,289,213	-

Amortization expense of intangible assets for each of the three years ended December 31, 2009, 2008, and 2007 totaled $212,906, $338,000, and $338,000, respectively.  Estimated amortization expense of identifiable intangibles for the years ended December 31 follows:

2010	$171,333
2011	171,333
2012	171,333
2013	171,333
2014	171,333
Thereafter	385,501
$1,242,166

Note 19.	Trust-Preferred Capital Notes

On December 12, 2003, MFC Capital Trust II, a wholly owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities.  On December 19, 2003, $5 million of trust-preferred securities were issued through a pooled underwriting totaling approximately $344 million.  The securities have a LIBOR-indexed floating rate of interest.

During 2009, the interest rates ranged from 3.13 percent to 6.32 percent.  For the year ended December 31, 2009, the weighted-average interest rate was 3.79 percent.  The securities have a mandatory redemption date of January 23, 2034, and are subject to varying call provisions beginning January 23, 2009. The principal asset of the trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.

The trust-preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25 percent of Tier 1 capital after its inclusion.  The portion of the trust-preferred securities not considered as Tier 1 capital may be included in Tier 2 capital.  On December 31, 2009, all of the Company’s trust-preferred securities are included in Tier I capital.

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

In February 2008, Middleburg Bank approved a $5 million line of credit to Southern Trust Mortgage.  The line of credit is secured by residential construction loans.  As a result of the extension of credit, the Company was deemed to be the primary beneficiary as defined in ASC Topic 810, Consolidations. Accordingly, the Company consolidated the assets, liabilities, revenues, and expenses of Southern Trust Mortgage and reflected the issued and outstanding interest not held by the Company in its consolidated financial statements as Non-controlling Interest in Consolidated Subsidiary.  Prior periods were not restated to reflect that accounting treatment and may affect comparability.

In May 2008, Middleburg Bank acquired the membership interest units of one of the partners of Southern Trust Mortgage for $1.6 million.  As a result, the Company’s ownership interest exceeded 50 percent of the issued and outstanding membership units.  At December 31, 2009, the Company owned 57.1 percent of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank.

The following table presents unaudited pro forma consolidated financial information for 2007.  The pro forma information assumes consolidation at December 31, 2007, is based on the Company’s ownership at that date of 41.8 percent.  The unaudited pro forma information is presented solely for informational purposes and is not intended to represent or be indicative of the consolidated results of operations or financial position that the Company would have reported had this transaction been completed as of the dates and for the periods indicated, nor is the information necessarily indicative of future results.

Year Ended
(Unaudited Pro Formas)	December 31,
2007

REVENUES:
Interest income	$54,958
Other income	22,972
Total income	$77,930

EXPENSES:
Interest expense	27,465
Provision for loan losses	2,812
Other	44,708
Total operating expenses	$74,985

Income (loss) before income tax expense (benefit)	2,945
Non-controlling interest	703
Provision for income taxes	584

Net income	$3,064

Total assets	$907,140
Capital expenditures	3,903
Goodwill and identified intangibles	6,384

Note 21.                     Condensed Financial Information – Parent Corporation Only

BALANCE SHEET

	December 31,
	2009	2008
	(In Thousands)
ASSETS
Cash on deposit with subsidiary bank	$3,759	$194
Money market fund	6	3
Investment securities available for sale	34	30
Investment in subsidiaries	94,725	75,711
Goodwill	5,289	5,289
Intangible assets, net	1,242	1,455
Other assets	473	1,277

TOTAL ASSETS	$105,528	$83,959

LIABILITIES
Trust-preferred capital notes	$5,155	5,155
Other liabilities	61	$3,127
TOTAL LIABILITIES	5,216	8,282

SHAREHOLDERS' EQUITY
Common stock	17,273	11,336
Capital surplus	42,807	23,967
Retained earnings	42,706	43,555
Accumulated other comprehensive loss, net	(2,474)	(3,181)
TOTAL SHAREHOLDERS' EQUITY	100,312	75,677

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$105,528	$83,959

Note 21.                      Condensed Financial Information – Parent Corporation Only (Continued)

STATEMENT OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
INCOME:
Dividends from subsidiaries	$2,360	$2,670	$4,138
Interest and dividends from investments	4	6	7
Management fees from subsidiaries	40	40	40
Other income (loss)	(40)	(65)	(71)
Total income	$2,364	$2,651	$4,114

EXPENSES:
Salaries and employee benefits	$132	$234	$238
Amortization	213	358	358
Legal and professional fees	293	104	120
Printing and supplies	1	-	1
Directors fees	68	74	58
Interest expense	191	317	425
Other	92	394	602
Total expenses	$990	$1,481	$1,802

Income before all allocated tax benefits and
undistributed (distributions in excess of)
income of subsidiaries	1,374	$1,170	$2,312

Income tax (benefit)	$(365)	$(378)	$(624)

Income before equity in undistributed income
of subsidiaries	1,739	1,548	2,936
Equity in undistributed (distributions in excess of)
income of subsidiaries	1,783	1,012	128
Net income	3,522	2,560	3,064

Note 21.	Condensed Financial Information – Parent Corporation Only (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	December 31
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES	(In Thousands)
Net income	$3,522	$2,560	$3,064
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization	213	358	358
Equity in (undistributed) distribution excess of	(2,548)	(255)	(128)
earnings of subsidiaries
Non-controlling interest in losses of consolidated subsidiary	1,577	(757)	-
Gain on sale of securities available for sale		-	-
Share-based compensation	119	64	57
Deferred income taxes	929	(11)	(7)
(Increase) decrease in other assets	1,535	(72)	(41)
Increase (decrease) in defined benefit pension	(3,032)	34	(37)
Increase (decrease) in other liabilities	(34)	47	103
Net cash provided by operating activities	2,281	1,968	3,369

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	-	39	-
Investment in subsidiary bank	(19,000)	-	-
Net cash provided by (used in) investing activities	(19,000)	39	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	24,229	106	309
Net proceeds from issuance of preferred stock	22,000	-	-
Repayment of preferred stock	(22,000)	-	-
Cash dividends paid on preferred stock	(987)	-	-
Cash dividends paid on common stock	(2,955)	(3,441)	(3,424)
Net cash provided by (used in) financing activities	20,287	(3,335)	(3,115)

Increase (decrease) in cash and cash equivalents	3,568	(1,328)	254

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197	1,525	1,271

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,765	$197	$1,525

Note 22.                      Segment Reporting

The Company has three reportable segments: retail banking; wealth management; and mortgage banking.  Revenue from retail banking activity consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.

Revenues from trust and investment advisory services are composed of fees based upon the market value of assets under administration.  The trust and investment advisory services are conducted by two subsidiaries of the Company:  Middleburg Trust Company and Middleburg Investment Advisors.

Information about reportable segments and reconciliation to the consolidated financial statements follows:
	2009
	Commercial &
	Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$49,143	$8	$8,855	$(1,260)	$56,746
Wealth management fees	-	3,873	-	(76)	3,797
Other income	3,965	-	13,228	(78)	17,115
Total operating income	53,108	3,881	22,083	(1,414)	77,658

Expenses:
Interest expense	18,495	-	1,846	(1,259)	19,082
Salaries and employee benefits	12,559	2,895	12,560	28	28,042
Provision for loan losses	4,564	-	(13)	-	4,551
Other expense	15,492	1,500	4,011	(183)	20,820
Total operating expenses	51,110	4,395	18,404	(1,414)	72,495

Income before income taxes
and non-controlling interest	1,998	(514)	3,679	-	5,163
Income tax expense	255	(191)	-	-	64
Net income	1,743	(323)	3,679	-	5,099
Non-controlling interest in
consolidated subsidiary	-	-	-	(1,577)	(1,577)
Net income attributable to
Middleburg Financial
Corporation	$1,743	$(323)	$3,679	$(1,577)	$3,522

Total assets	$966,004	$6,293	$56,978	$(52,901)	$976,374
Capital expenditures	1,922	11	46		1,979
Goodwill and other intangibles	-	4,664	1,867	-	6,531

Note 22.                      Segment Reporting (Continued)

	2008
	Commercial &
	Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated
Revenues:
Interest income	$50,103	$29	$5,990	$(200)	$55,922
Wealth management fees	-	4,253	-	(83)	4,170
Other income	2,357	95	10,412	(130)	12,734
Total operating income	52,460	4,377	16,402	(413)	72,826

Expenses:
Interest expense	21,128	-	1,791	(200)	22,719
Salaries and employee benefits	12,065	2,795	10,516	-	25,376
Provision for loan losses	3,621	-	1,640	-	5,261
Other expense	11,644	1,560	4,232	(213)	17,223
Total operating expenses	48,458	4,355	18,179	(413)	70,579

Income before income taxes
and non-controlling interest	4,002	22	(1,777)	-	2,247
Income tax expense	362	82	-	-	444
Net income	3,640	(60)	(1,777)	-	1,803
Non-controlling interest in
consolidated subsidiary	-	-	-	757	757
Net income attributable to
Middleburg Financial
Corporation	$3,640	$(60)	$(1,777)	$757	$2,560

Total assets	$933,652	$6,514	$51,709	$(6,684)	$985,191
Capital expenditures	3,162	282	275	-	3,719
Goodwill and other intangibles	-	4,877	1,867	-	6,744

Note 22.                      Segment Reporting (Continued)

	2007
	Commercial &
	Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated
Revenues:
Interest income	$49,599	$58	$-	$(29)	$49,628
Wealth management fees	-	4,979	-	(89)	4,890
Other income	2,853	-	-	(41)	2,812
Total operating income	52,452	5,037	-	(159)	57,330

Expenses:
Interest expense	22,470	-	-	(29)	22,441
Salaries and employee benefits	10,829	2,728	-	-	13,557
Provision for loan losses	1,786	-	-	-	1,786
Other expense	14,481	1,547	-	(130)	15,898
Total operating expenses	49,566	4,275	-	(159)	53,682

Income before income taxes and
non-controlling interest	2,886	762	-	-	3,648
Income tax expense	251	333	-	-	584
Net income	2,635	429	-	-	3,064
Non-controlling interest in
consolidated subsidiary	-	-	-	-	-
Net income attributable to
Middleburg Financial
Corporation	$2,635	$429	$-	$-	$3,064

Total assets	$836,899	$6,900	$-	$(2,399)	$841,400
Capital expenditures	3,734	35	-	-	3,769
Goodwill and other intangibles	-	5,215	-	-	5,215

Note 23.	Capital Purchase Program and Stock Offerings

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, Middleburg Financial Corporation (the “Company”) entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share (the “Common Stock”), at an initial exercise price of $15.85 per share. As a result of the completion of the Company’s public stock offering in August 2009, the number of shares of Common Stock underlying the Warrant was reduced by one-half to 104,101.  The Company raised approximately $19.2 million through the issuance of 1,908,598 shares of common stock as a result of the offering, as well as another $5.0 million in a private offering to one shareholder which resulted in the issuance of an additional 454,545 shares of common stock.  The remaining 11,833 shares issued in 2009 were the result of stock grants and the exercise of stock options.

On December 23, 2009, the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement for an aggregate redemption price of $22,116,000, which includes $22,000,000 in principal amount and $116,000 in accrued and unpaid dividends. Also pursuant to the Purchase Agreement, the Company may repurchase the Warrant now that it has fully redeemed

Note 23.	Capital Purchase Program and Stock Offerings (Continued)

its Preferred Stock. As of March 10, 2010, the Warrant remained outstanding to the U.S. Treasury, and the Company expects that the Warrant will be sold by the U.S. Treasury at public auction.  The price for the purchase of the Warrant is subject to negotiation and there can be no assurance that the Warrant will be repurchased. At this time, the Company has not repurchased the Warrant.

Under the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration shares of its Common Stock, was subject to restrictions, including dividend restrictions. As a result of the redemption of the Preferred Stock, these restrictions and limitations under the Purchase Agreement were terminated.