Form 10-Q
period 2010-03-31
MIDDLEBURG FINANCIAL CORP
filed 2010-05-10
CIK 914138

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   6,931,708 shares of Common Stock as of May 5, 2010

MIDDLEBURG FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	(Unaudited)
	March 31,	December 31,
	2010	2009
Assets:
Cash and due from banks	$19,023	$18,365
Interest-bearing deposits in banks	48,568	24,845
Securities available for sale	179,753	172,699
Loans held for sale	42,836	45,010
Restricted securities, at cost	6,225	6,225
Loans, net of allowance for loan losses of $9,870 in 2010
and $9,185 in 2009	648,009	635,094
Premises and equipment, net	23,151	23,506
Goodwill and identfied intangibles	6,489	6,531
Other real estate owned, net of valuation allowance of
$899 in 2010 and $107 in 2009.	5,870	6,511
Prepaid federal deposit insurance	6,155	6,923
Accrued interest receivable and other assets	32,548	30,665

Total assets	$1,018,627	$976,374

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$117,146	$106,459
Savings and interest-bearing demand deposits	412,185	397,720
Time deposits	298,057	301,469
Total deposits	$827,388	$805,648

Securities sold under agreements to repurchase	24,286	17,199
Short-term borrowings	3,390	3,538
Long-term debt	47,912	35,000
Subordinated notes	5,155	5,155
Accrued interest and other liabilities	6,606	6,475
Commitments and contingent liabilities	-	-
Total liabilities	$914,737	$873,015

Shareholders' Equity:
Common stock, par value $2.50 share, authorized 20,000,000 shares issued and outstanding at March 31, 2010 - 6,909,293 shares
issued and outstanding at December 31, 2009 - 6,909,293 shares	$17,273	$17,273
Capital surplus	42,826	42,807
Retained earnings	42,828	42,706
Accumulated other comprehensive (loss), net	(1,703)	(2,474)
Total Middleburg Financial Corporation shareholders'equity	$101,224	$100,312

Non-controlling interest in consolidated subsidiary	2,666	3,047
Total shareholders' equity	$103,890	$103,359

Total liabilities and shareholders' equity	$1,018,627	$976,374

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Unaudited
	For the Three Months
	Ended March 31,
	2010	2009
Interest and Dividend Income
Interest and fees on loans	$10,445	$12,950
Interest on securities available for sale
Taxable	938	1,261
Exempt from federal income taxes	693	728
Dividends	21	18
Interest on federal funds sold and other	35	34
Total interest and dividend income	$12,132	$14,991
Interest Expense
Interest on deposits	$3,174	$4,156
Interest on securities sold under agreements to repurchase	20	22
Interest on short-term borrowings	44	276
Interest on long-term debt	438	853
Total interest expense	$3,676	$5,307
Net interest income	$8,456	$9,684
Provision for loan losses	929	1,037
Net interest income after provision
for loan losses	$7,527	$8,647
Other Income
Trust and investment advisory fee income	$815	$797
Service charges on deposit accounts	441	455
Net gains on securities available for sale	506	230
Total other-than-temporary impairment loss on securities	(151)	-
Portion of loss recognized in other comprehensive income	-	-
Net impairment loss	(151)	-
Commissions on investment sales	144	85
Bank owned life insurance	125	127
Gain on loans held for sale	2,630	2,792
Fees on loans held for sale	358	235
Other service charges, commissions and fees	113	139
Other operating income	91	127
Total other income	$5,072	$4,987
Other Expense
Salaries and employee benefits	$6,924	$7,260
Net occupancy expense of premises	1,604	1,385
Other taxes	196	145
Advertising	180	149
Computer operations	328	301
Other real estate owned	210	811
Audits and Examinations	115	211
Legal Fees	139	123
FDIC insurance	801	280
Other operating expenses	1,446	1,167
Total other expense	$11,943	$11,832

Income before income taxes	$656	$1,802
Income tax expense	87	140
Net income	$569	$1,662
Less: Net (income) loss attributable to non-controlling interest	245	(678)
Net income attributable to Middleburg Financial Corporation	$814	$984
Amortization of discount on preferred stock	-	13
Dividend on preferred stock	-	186
Net income available to common shareholders	$814	$785

Net income per common share, basic	$0.12	$0.17
Net income per common share, diluted	$0.12	$0.17
Dividends per share	$0.10	$0.19
See Accompanying Notes to Consolidated Financial Statements

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2010 and 2009
(In Thousands, Except Share Data)
(Unaudited)

	Middleburg Financial Corporation Shareholders
					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive	Comprehensive	Noncontrolling
	Stock	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Interest	Total
Balances - December 31, 2008	$-	$11,336	$23,967	$43,555	$(3,181)		$1,928	$77,605
Comprehensive income
Net income				984		$984	678	1,662
Other comprehensive loss, net of tax:
net of tax:
Unrealized holding gains (losses) arising during the
period (net of tax $873)						(1,693)
Reclassification adjustment (net of tax $78)						(152)
Total Other comprehensive loss (net of tax $951)					(1,845)	$(1,845)		(1,845)
Total comprehensive loss						$(861)
Cash dividends declared				(861)				(861)
Distributions to non-controlling interest							(39)	(39)
Equity compensation		-	21					21
Issuance of preferred stock and related warrants	21,571		429					22,000
Amortization of preferred stock discount	13			(13)
Issuance of common stock (196,000 shares)		490	1,666					2,156
Balances - March 31, 2009	$21,584	$11,826	$26,083	$43,665	$(5,026)		$2,567	$100,699

Balances - December 31, 2009	$-	$17,273	$42,807	$42,706	$(2,474)		$3,047	$103,359
Comprehensive income
Net income				814		$814	(245)	569
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax $517)						1,006
Reclassification adjustment (net of tax $120)						(235)
Total Other comprehensive income (net of tax $397)					771	$771		771
Total comprehensive income						$1,585
Cash dividends declared				(692)				(692)
Distributions to non-controlling interest							(136)	(136)
Equity compensation		-	19					19
Balances - March 31, 2010	$-	$17,273	$42,826	$42,828	$(1,703)		$2,666	$103,890

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

		Unaudited
	For the Three Months Ended
	March 31,		March 31,
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to Middleburg Financial Corporation	$814		$984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	929		1,037
Depreciation and amortization	447		502
Equity in distributions in excess of undistributed earnings of affiliate	(15)		56
Net income (loss) attributable to non-controlling interest	(245)		678
Valuation adjustment on other real estate owned	244		162
Net (gain) loss on sale of other real estate owned	85		51
Premium amortization and discount (accretion) on securities, net	448		128
Net (gain) loss on securities available for sale	(506)		(230)
Other than temporary impairment loss	151		-
Originations of loans held for sale	(149,392)		(257,705)
Proceeds from sales of loans held for sale	154,196		234,359
Net (gain) loss on loans held for sale	(2,630)		(2,792)
Earning on bank-owned life insurance	(125)		(127)
Share-based compensation	19		21
Decrease in prepaid FDIC insurance	768		-
Deferred income tax provision	(340)		-
(Increase) in other assets	(1,741)		(597)
Increase in other liabilities	131		806
Net cash provided by (used in) operating activities	$3,238		$(22,667)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and
calls of securities available for sale	$7,281		$5,942
Proceeds from sale of securities available for sale	16,117		29,953
Purchase of securities available for sale	(29,377)		(23,199)
Proceeds from sale of other real estate owned	399		249
Net decrease (increase) in loans	(13,931)		9,506
Purchase of premises and equipment	(109)		(309)
Net cash (used in) provided by investing activities	$(19,620)		$22,142
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	$25,152		$31,630
Net decrease in certificates of deposits	(3,412)		(3,164)
Increase (decrease) in securities sold under agreements to repurchase	7,087		(3,689)
Net decrease in short-term borrowings	(148)		(25,604)
Proceeds from long-term debt	12,912		-
Payments on long-term debt	-		(10,000)
Distributions by subsidiary to non-controlling interest	(136)		(39)
Cash dividends paid	(692)		(861)
Issuance of common stock	-		2,156
Issuance of preferred stock	-		22,000
Net cash provided by financing activities	$40,763		$12,429
Increase (decrease) in cash and cash equivalents	$24,381		$11,904
CASH AND CASH EQUIVALENTS
Beginning	43,210		35,380
Ending	$67,591		$47,284
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,543		$5,494
Income taxes	-		-
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	1,168		(2,796)
Transfer of loans to other real estate owned	87		755

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

Note 1.                                General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2010 and December 31, 2009, the results of operations, changes in shareholders’ equity and cash flows for the three months ended March 31, 2010 and 2009, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.  In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued.  Management has concluded there were no material subsequent events to be disclosed at this time.

Note 2.                                Stock–Based Compensation Plan

As of March 31, 2010, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan.  Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company.  The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company granted 24,440 shares of restricted stock on March 15, 2010.  The restricted stock award is divided equally between service-based shares and performance-based shares.  The service-based portion of the stock award has a vesting period of 25% of the shares granted one year after the date of grant, another 25% two years after the date of grant, and the remaining 50% on the third year after the date of grant.  Service-based stock awards are entitled to voting and dividend rights on all shares granted as of the grant date. The performance-based portion of the restricted stock award vests at 100% on the third year after the date of grant if pre-established financial performance targets are met.  If the performance targets are not met as of the end of the fiscal year preceding the third anniversary date of the grant, the performance-based shares are forfeited.  All unearned restricted stock grants are forfeited if the employee leaves the Company prior to vesting.

The Company recognized $19,000 for stock-based compensation expenses for the three months ended March 31, 2010.

The following table summarizes stock options awarded under the 2006 Equity Compensation Plan and remaining unexercised options under the 1997 Stock Incentive Plan at the end of the reporting period.

March 31, 2010
Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding at beginning of year	184,208	$19.34
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding at end of period	184,208	$19.34	$--

As of the end of the reporting period, 130,427 options were vested and exercisable representing 112,500 shares issued under the 1997 plan and 17,927 vested options under the 2006 Plan.  At March 31, 2010 the exercise price of these stock options was greater than the aggregate market price.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

	March 31, 2010
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning of year	23,830	$19.97
Granted	24,440	13.92
Vested	(1,599)	32.30
Forfeited	(3,197)	32.30
Non-vested at end of period	43,474	$15.21	$655,000

The weighted average remaining contractual term for non-vested restricted stock at March 31, 2010 was 2.2 years.  As of March 31, 2010, there was $612,000 of total unrecognized compensation expense related to the non-vested restricted stock awards under the 2006 Equity Compensation Plan.

Note 3.                                Securities

Amortized costs and fair values of securities available for sale at March 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	Value
		(In Thousands)

U.S. Treasury securities	$3,054	$7	$-	$3,061
Obligations of states and
political subdivision	68,552	350	(1,419)	67,483
Mortgage-backed securities:
Agency	98,663	641	(159)	99,145
Non-agency	9,718	52	(205)	9,565
Corporate preferred stock	39	-	-	39
Other Securities	2,307	2	(1,849)	460

Total	$182,333	$1,053	$(3,633)	$179,753

Amortized costs and fair values of securities available for sale at December 31, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	Value
		(In Thousands)

U.S. Treasury securities	$3,084	$3	$-	$3,087
Obligations of states and
political subdivision	70,586	228	(1,770)	69,044
Mortgage-backed securities:
Agency	89,933	949	(642)	90,240
Non-agency	10,348	38	(447)	9,939
Corporate preferred stock	39	-	(5)	34
Other Securities	2,457	4	(2,106)	355

Total	$176,447	$1,222	$(4,970)	$172,699

The amortized cost and fair value of securities available for sale as of March 31, 2010, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.
	March 31. 2010
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$3,519	$3,529
Due after one year through five years	7,954	7,830
Due after five years through ten years	33,750	33,315
Due after ten years	26,383	25,870
Mortgage-backed securities	108,381	108,710
Corporate preferred	39	39
Other	2,307	460
Total	$182,333	$179,753

Proceeds from the sale of securities during the quarter ended March 31, 2010 were $16,117,000 and net gains of $506,000 were realized on those sales.  Additionally, $151,000 in losses were recognized for impaired securities during the quarter.  The tax expense applicable to these net realized gains amounted to $172,000.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $80,853,000 at March 31, 2010.

At March 31, 2010, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
Obligations of states
and political subdivisions	$21,202	$(420)	$20,266	$(1,000)	$41,468	$(1,420)
Mortgage-backed securities:
Agency	19,305	(145)	543	(13)	19,848	(158)
Non-agency	2,125	(205)	--	--	2,125	(205)
Other	--	--	358	(1,850)	358	(1,850)
Total temporarily
impaired securities	$42,632	$(770)	$21,167	$(2,863)	$63,799	$(3,633)

At December 31, 2009, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
Obligations of states
and political subdivisions	$31,312	$(639)	$20,143	$(1,131)	$51,455	$(1,770)
Mortgage-backed securities:
Agency	44,590	(642)	--	--	44,590	(642)
Non-agency	6,601	(447)	--	--	6,601	(447)
Corporate preferred stock	--	--	34	(5)	34	(5)
Other	--	--	252	(2,106)	252	(2,106)
Total temporarily
impaired securities	$82,503	$(1,728)	$20,429	$(3,242)	$102,932	$(4,970)

Trust preferred securities were evaluated within the scope of EITF 99-20 (ASC 320 Investments – Debt and Equity Securities). The Company reviews current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected.  The Company considers the structure and term of the pool and the financial condition of the underlying issuers.  Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes.  Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information.  The Company analyzed the cash flow characteristics of these securities.

In connection with the preparation of the financial statements included in this Form 10-Q, the Company identified three other than temporarily impaired securities within its portfolio and elected to recognize losses through the income statement.  During the three months ended March 31, 2010, the Company recognized credit related impairment losses of $151,000 related to these securities.

The following table provides further information on these three securities as of March 31, 2010 (in thousands):

						Cumulative	Amount
		Current			Estimated	Other	of OTTI		Expected
	Tranche	Moody's	Par	Book	Fair	Comprehensive	Related to	Institutions	Default	Expected	Lag
Security	Level	Rating	Value	Value	Value	Loss	Credit Loss	Performing	Rate	Recovery	Years
MM Community Funding	B	Ca	$1,000	$531	$56	$475	$469	10	1.20%	15%	1
MM Community Funding	B	Ca	$1,000	$531	$56	$475	$469	10	1.20%	15%	1
Trust Preferred XXII	D	C	$1,979	--	--	--	$284	71	0.75%	15%	2
						$950	$1,222

The Company also has the following investments in trust preferred securities not considered other than temporarily impaired as of March 31, 2010 (in thousands):

						Cumulative
		Current			Estimated	Other			Expected
	Tranche	Moody's	Par	Book	Fair	Comprehensive	Institutions	Deferrals/	Default	Expected	Lag
Security	Level	Rating	Value	Value	Value	Loss	Performing	Defaults	Rate	Recovery	Years
Trust Preferred IV	Mezzanine	Ca	$244	$244	$24	$220	4	2.10%	0.75%	15%	2
Trust Preferred V	Mezzanine	C	$689	$692	$69	$623	2	3.60%	0.75%	15%	2
MM Community Funding LTD	A	B1	$208	$208	$151	$57	11	12.16%	0.75%	15%	1

At March 31, 2010, the Company concluded that no other adverse change in cash flows occurred during the quarter and did not consider any other securities other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell these securities and it is  more likely than not the Company will not be required to sell these securities before recovery of amortized cost basis, which may be at maturity; and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other-than-temporarily impaired at March 31, 2010.  However, there is a risk that this review could result in recognition of other-than-temporary impairment charges in the future.

Of the temporarily impaired securities, 42 are investment grade, five are speculative grade and one is non-rated.  Obligations of states and political subdivisions make up the largest amount of temporarily impaired securities.  The speculative grade securities are asset backed securities that are collateralized by trust preferred issuances of financial institutions.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Note 4.                                Loan Portfolio

The consolidated loan portfolio was composed of the following:

	March 31,	December 31,
	2010	2009
	(In Thousands)
Mortgage loans on real estate:
Construction	$77,837	$72,934
Secured by farmland	3,072	2,491
Secured by 1-4 family residential	307,785	312,723
Less: Mortgages held for resale	(42,836)	(45,010)
Total Secured by 1-4 faimly residential	264,949	267,713
Other real estate loans	258,615	240,729
Commercial loans	37,494	43,367
Consumer loans	15,772	16,907
All other loans	140	138
Total loans	657,879	644,279
Less: Allowance for loan losses	9,870	9,185
Net loans	$648,009	$635,094

The Company had $42.8 million and $45.0 million in loans held for sale at March 31, 2010 and December 31, 2009, respectively.

The following table summarizes impaired loans:

	March 31,	December 31,
	2010	2009
	(In Thousands)
Impaired loans for which,
a specific allowance has been provided	$11,759	$12,282
a specific allowance has not been provided	13,038	10,441
Total impaired loans	$24,797	$22,723
Allowance provided for impaired loans,
included in the allowance for loan losses	$1,804	$1,731
Average balance of impaired loans	$23,760	$22,740
Interest income recognized	$198	$1,225

There were $3.5 million and $908,000 in loans 90 days past due and still accruing interest on March 31, 2010 and December 31, 2009, respectively.

Note 5.                                Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	March 31,	December 31,
	2010	2009
	(In Thousands)
Balance at January 1	$9,185	$10,020
Provision charged to operating expense	929	4,551
Recoveries added to the allowance	47	98
Loan losses charged to the allowance	(291)	(5,484)
Balance at the end of the period	$9,870	$9,185

Note 6.                      Earnings Per Share

The following table shows the weighted average number of common shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	Three Months Ended
	March 31, 2010		March 31, 2009
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings per share	6,909,293	$0.12	4,536,495	$0.17
Effect of dilutive securities:
stock options and grants	2,880		2,103
Diluted earnings per share	6,912,173	$0.12	4,538,598	$0.17

The following table shows earnings available to common shareholders used in computing earnings per share.

	For the Three Months
(In Thousands)	Ended March 31,
	2010	2009
Net income	$569	$1,662
Net (income) loss attributable to non-controlling interest	245	(678)
Net income attributable to Middleburg Financial Corporation	$814	$984
Less: dividends to preferred shareholders	--	186
Less: amortization of discount on preferred stock		13
Net income available to common shareholders	$814	$785

At March 31, 2010 and 2009, stock options, restricted grants and warrants representing 275,809 and 432,449 shares, respectively, were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

The following table presents segment information for the three months ended March 31, 2010 and 2009, respectively.

	For the Three Months Ended
	March 31, 2010
	Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$11,587	$2	$775	$(232)	$12,132
Trust and investment advisory
fee income	-	839		(24)	815
Other income	1,216	-	3,041	-	4,257

Total operating income	12,803	841	3,816	(256)	17,204

Expenses:
Interest expense	3,594	-	314	(232)	3,676
Salaries and employee benefits	3,113	736	3,075	-	6,924
Provision for loan losses	949	-	(20)		929
Other	3,794	229	1,020	(24)	5,019

Total operating expenses	11,450	965	4,389	(256)	16,548

Income before income taxes
and non-controlling interest	1,353	(124)	(573)	-	656
Income tax expense	114	(27)	-	-	87
Net Income	1,239	(97)	(573)	-	569
Non-controlling interest in
consolidated subsidiary				(245)	(245)
Net income attributable to
Middleburg Financial Corporation	$1,239	$(97)	$(573)	$245	$814

Total assets	$1,007,918	$15,829	$52,737	$(57,857)	$1,018,627
Capital expenditures	$103	$1	$5		$109
Goodwill and other intangibles	$-	$4,621	$1,868	$-	$6,489

	For the Three Months Ended
	March 31, 2009
	Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$12,346	$2	$2,817	$(174)	$14,991
Trust and investment advisory
fee income	-	900		(18)	882
Other income	924	55	3,138	(12)	4,105

Total operating income	13,270	957	5,955	(204)	19,978

Expenses:
Interest expense	5,034	-	447	(174)	5,307
Salaries and employee benefits	3,404	731	3,125		7,260
Provision for loan losses	1,015	-	22		1,037
Other	3,380	410	812	(30)	4,572

Total operating expenses	12,833	1,141	4,406	(204)	18,176

Income before income taxes
and non-controlling interest	437	(184)	1,549	-	1,802
Income tax expense	184	(44)	-	-	140
Net Income	253	(140)	1,549	-	1,662
Non-controlling interest in
consolidated subsidiary				678	678
Net income attributable to
Middleburg Financial Corporation	$253	$(140)	$1,549	$(678)	$984

Total assets	$997,090	$6,357	$79,248	$(84,432)	$998,263
Capital expenditures	$301	$4	$4		$309
Goodwill and other intangibles	$-	$5,046	$1,895	$-	$6,941

Note 8.                                Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost related to the Company’s defined benefit pension plan.

	Three Months Ended March 31,
	2010	2009
	(In Thousands)

Service cost	$--	$218
Interest cost	80	105
Expected return on plan assets	(97)	(82)
Amortization of net loss	--	32
Net periodic benefit cost (income)	$(17)	$273

    The Company contributed $6,000 to its pension plan in January 2010.  The defined benefit pension plan was suspended as of September 30, 2009 and the Company does not expect to make significant additional contributions to the plan.

Note 9.                                Capital Purchase Program and Stock Offerings

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, Middleburg Financial Corporation (the “Company”) entered into a Letter Agreement and Securities

Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share (the “Common Stock”), at an initial exercise price of $15.85 per share. As a result of the completion of the Company’s public stock offering in August 2009, the number of shares of Common Stock underlying the Warrant was reduced by one-half to 104,101.  The Company raised approximately $19.23 million through the issuance of 1,908,598 shares of common stock as a result of the offering, as well as another $5.0 million in a private offering to one shareholder which resulted in the issuance of an additional 454,545 shares of common stock.

On December 23, 2009, the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement for an aggregate redemption price of $22,116,000, which includes $22,000,000 in principal amount and $116,000 in accrued and unpaid dividends. Also pursuant to the Purchase Agreement, the Company may repurchase the Warrant now that it has fully redeemed its Preferred Stock. As of April 30, 2010, the warrant remained outstanding to the U.S. Treasury, and the Company expects that the warrant will be sold by the U.S. Treasury at public auction.  The price for the purchase of the Warrant is subject to negotiation and there can be no assurance that the Warrant will be repurchased.  At this time, the Company has not repurchased the Warrant.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010.

Fair Value Measurements at March 31, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2010	(Level I)	(Level II)	(Level III)
(in thousands)
Assets:
Securities available for Sale	$ 179,753	$ --	$ 176,609	$ 3,144

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

Fair Value Measurements at December 31, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level I)	(Level II)	(Level III)
(in thousands)
Assets:
Securities available for Sale	$ 172,699	$ --	$ 169,583	$ 3,116

The table below presents reconciliation and statements of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the three months ended March 31, 2010:

Available for Sale Securities
(In Thousands)

Balance, December 31, 2009	$3,116
Total realized and unrealized gains (losses):
Included in earnings	--
Included in other comprehensive income	37
Purchases, sales, issuances and settlements, net	(9)
Transfers in and (out) of Level III	--
Balance March 31, 2010	$3,144

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2010.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Fair value is measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the

Company using observable market data (Level II).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level III. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level III).  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period ended March 31, 2010.

		Fair Value Measurements at March 31, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level II)	(Level III)
		(in thousands)
Assets:
Impaired loans	$9,955	$--	$9,955	$--
Mortgages held for sale	$42,836	$--	$42,836	$--

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period ended December 31, 2009.

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level II)	(Level III)
		(in thousands)
Assets:
Impaired loans	$10,551	$--	$10,551	$--
Mortgages held for sale	$45,010	$--	$45,010	$--

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

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period ended March 31, 2010.
Fair Value Measurements at March 31, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2010	(Level I)	(Level II)	(Level III)
(in thousands)
Assets:
Other real estate owned	$ 5,870	$ --	$ 5,870	$ --

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period ended December 31, 2009.
Fair Value Measurements at December 31, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level I)	(Level II)	(Level III)
(in thousands)
Assets:
Other real estate owned	$ 6,511	$ --	$ 6,511	$ --

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

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$67,591	$67,591	$43,210	$43,210
Securities	179,753	179,753	172,699	172,699
Loans	690,845	699,441	680,104	693,464
Accrued interest receivable	2,435	2,435	3,842	3,842

Financial liabilities:
Deposits	$827,388	$803,695	$805,648	$812,080
Securities sold under agreements
to repurchase	24,286	24,286	17,199	17,199
Short-term debt	3,390	3,390	3,538	3,538
Long-term debt	47,912	47,970	35,000	35,078
Trust preferred capital notes	5,155	5,159	5,155	5,167
Accrued interest payable	1,517	1,517	1,495	1,495

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

Note 11.                      Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The adoption of the new guidance did not have a material impact on the Company’s consolidated  financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated  financial statements.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated  financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated  financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated  financial statements.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at March 31, 2010 and results of operations of the Company for the three months ended March 31, 2010 and 2009 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2009 Form 10-K.  It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Net income attributable to Middleburg Financial Corporation for the three months ended March 31, 2010 decreased to $814,000 from $984,000 for the three months ended March 31, 2009.  Annualized return on total average assets for the three months ended March 31, 2010 was 0.3%, compared to 0.4% for the same period in 2009.  Annualized return on total average equity of Middleburg Financial Corporation, which excludes the non-controlling interest in Southern Trust Mortgage, for the three months ended March 31, 2010 was 3.3%, compared to 3.8% for the same period in 2009.  The 2009 results included preferred stock outstanding at March 31, 2009.  The Company recognized losses in its loan portfolio resulting in net charge-offs against the reserves for loan losses of $244,000 during the three months ended March 31, 2010.  As a result of the evaluation of the adequacy of the reserves for loan loss, subsequent to the recognition of net charge-offs, the Company increased its reserves for loan losses through recognition of bad debt expense, by $685,000, during the three months ended March 31, 2010.

Total interest income decreased $2.9 million or 19.0%, for the three months ended March 31, 2010, when compared to the same period in 2009.  Interest and fees on loans decreased 19.3% for the three months ended March 31, 2010 to $10.4 million, compared to $13.0 million for the same period in 2009.  Total interest expense was $3.7 million for the three months ended March 31, 2010, compared to $5.3 million for the three months ended March 31, 2009, a decrease of 30.7%. Interest expense on deposits for the three months ended March 31, 2010 decreased $982,000 when compared to the same period in 2009 while interest bearing deposits increased $50.1 million or 7.6% during the three months ended March 31, 2010, compared to the same period in 2009.  Total other income increased $85,000 to $5.1 million for the three months ended March 31, 2010, when compared to the same period in 2009.  Total other expense was $11.9 million for the three months ended March 31, 2010 compared to $11.8 million for the same period in 2009.

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

For loans without individual measures of impairment, Middleburg Bank makes estimates of losses for groups of loans as required by applicable accounting standards.  Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type.  A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan.  The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans, including:  borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

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

Intangibles and Goodwill

The Company had approximately $6.5 million in intangible assets and goodwill at March 31, 2010, a decrease of $42,000 since December 31, 2009.  On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  Approximately $1.0 million of the $6.5 million in intangible assets and goodwill at March 31, 2010 was attributable to the Company’s investment in

Middleburg Trust Company.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

When the Company completes its ongoing review of the recoverability of intangible assets and goodwill,   factors that are considered important to determining whether impairment might exist include loss of customers acquired or significant withdrawals of the assets currently under management and/or early retirement or termination of key members of management.  Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations.  The most recent review was performed in January 2010 and no impairment was indicated.

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

Other-Than-Temporary Impairment (OTTI)

Approximately $151,000 in losses related to other-than-temporary impairment on trust-preferred securities was recognized for the three months ended March 31, 2010.  At March 31, 2010, the Company had $2.2 million in trust-preferred securities in its portfolio.

In accordance with applicable accounting guidance, we determine the other-than-temporary impairment for the trust preferred securities in the securities portfolio based on an evaluation of the underlying collateral.  We developed cash flow projections based upon assumptions of default/deferral rates, recovery rates and prepayment rates for the collateral.  The present value of the projected cash flows was calculated by discounting the projected cash flows using the effective yield at purchase in accordance with applicable accounting guidance.  Finally, the present values of the projected cash flows were compared to the carrying values of the securities.  If the present values were less than the carrying value, we determined that the security had an other-than-temporary impairment equal to the difference between the present value and the carrying value of the bond.

The Company may need to recognize additional other-than-temporary impairments related to trust preferred securities during the remainder of 2010.  We evaluate default assumptions and cash flow projections in relation to the credit performance of the collateral that underlies the trust preferred securities.  Should additional deferrals/defaults occur on the collateral, projected cash flows from the collateral could be reduced which could result in additional other-than-temporary impairments in 2010.

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company increased to $1.0 billion at March 31, 2010, compared to $976.3 million at December 31, 2009, representing an increase of $43.2 million or 4.3%.  Total average assets decreased 1.0% from $999.2 million for the three months ended March 31, 2009 to $988.9 million for the same period in 2010.  Total liabilities were $914.7 million at March 31, 2010, compared to $873.0 million at December 31, 2009.  Total average liabilities decreased $20.5 million or 2.3% to $884.6 million for the three months ended March 31, 2010, compared to the same period in 2009.  Average shareholders’ equity increased 10.5% or $9.7 million over the same periods.

Loans

Total loans, including loans held for sale at March 31, 2010 were $700.7 million, an increase of $11.4 million from the December 31, 2009 amount of $689.3 million.  Loans held for sale decreased to $42.8 million, or 6.1% of total loans at March 31, 2010, compared to $45.0 million, or 6.5% of total loans at December 31, 2009.  Southern Trust Mortgage closed $149.0 million in loans for the three months ended March 31, 2010, compared to $270.8 million for the three months ended March 31, 2009.  The Company experienced an increase in real estate construction loans, which were $77.8 million at March 31, 2010, compared to $72.9 million at December 31, 2009.  Real estate mortgage loans of $523.6 million at March 31, 2010 increased slightly from the December 31, 2009 amount of $508.4 million.  Commercial, financial and agricultural loans, which are primarily loans to businesses, decreased to $40.6 million at March 31, 2010, compared to $45.8 at December 31, 2009.  Southern Trust Mortgage has a $5.0 million line of credit and a $50.0 million participation agreement with Middleburg Bank.  The line of credit and the participation amounts are eliminated in the consolidation process and are not reflected in the Company’s consolidated financial statements.  Net charge-offs were $244,000 for the three months ended March 31, 2010.  The provision for loan losses for the three months ended March 31, 2010 was $929,000 compared to $1.0 million for the same period in 2009.  The allowance for loan losses at March 31, 2010 was $9.9 million or 1.50% of total loans outstanding, excluding loans held for sale, compared to $9.2 million or 1.43% at December 31, 2009.

Securities

Securities increased to $186.0 million at March 31, 2010 compared to $178.9 million at December 31, 2009.  During the three months ended March 31, 2010, the Company continued to maintain a higher cash liquidity position than in prior years by investing the proceeds of sales, maturities and principal payments of securities into interest bearing deposits at the Federal Reserve Bank and the Federal Home Loan Bank.  Accordingly, the yields on these investments were lower than the Company could attain in other less liquid investments.  The average balance of federal funds sold was zero for the three months ended March 31, 2010, compared to $21.2 million for the three months ended March 31, 2009 while the average balance in interest-bearing bank balances increased to $44.7 million for the three months ended March 31, 2010 versus $3.5 million for the same period in 2009.  The Company sold $16.1 million in securities, received proceeds of $7.3 million from maturities and principal payments, and purchased securities of $29.4 million during the three months ended March 31, 2010.  Approximately $151,000 in losses related to other-than-temporary impairment on trust-preferred securities was recognized for the three months ended March 31, 2010.  At March 31, 2010, the Company had $2.2 million in trust-preferred securities in its portfolio.

The Company will continue to maintain its securities portfolio as a source of liquidity and collateral.  At March 31, 2010, the tax equivalent yield on the securities portfolio was 4.44%.

Premises and Equipment

Premises and equipment decreased $355,000 from $23.5 million at December 31, 2009 to $23.2 million at March 31, 2010.  The decrease is the net of the change of accumulated depreciation additions to premises and equipment.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased $42,000 to $6.5 million at March 31, 2010 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment Advisors.

Other Real Estate Owned

Other real estate owned decreased $641,000 to $5.9 million at March 31, 2010 from $6.5 million at December 31, 2009.  The decrease is the net of real estate loans charged-off and subsequently added to other real estate owned, valuation adjustments and sales of other real estate owned properties during the period.  During the three months ended March 31, 2010, the Company received proceeds of $399,000 from the sale of other real estate owned properties and incurred a net loss of $85,000 on the sales.

Other Assets

Other assets increased $1.8 million to $32.5 million at March 31, 2010, when compared to December 31, 2009.  The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $14.5 million and deferred tax assets in the amount of $6.3 million at March 31, 2010.

Deposits

Deposits increased $21.7 million to $827.3 million at March 31, 2010 from $805.6 million at December 31, 2009.  Average deposits for the three months ended March 31, 2010 increased 6.6% or $50.0 million compared to average deposits for the three months ended March 31, 2009.  Average interest bearing demand deposits were $279.6 million for the three months ended March 31, 2010 compared to $224.6 million for the three months ended March 31, 2009.  Average interest bearing deposits were $699.4 million for the three months ended March 31, 2010 compared to $648.0 million for the three months ended March 31, 2009.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank.  The overall balance of this product was $43.4 million at March 31, 2010 and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet.  Excluding the Tredegar Institutional Select product, savings and interest bearing demand deposits increased by $25.2 million from December 31, 2009 to March 31, 2010.

Time deposits decreased $3.4 million from December 31, 2009 to $298.1 million at March 31, 2010.  Time deposits include brokered certificates of deposit, which decreased $2.9 million to $61.1 million at March 31, 2010 from the December 31, 2009 amount of $64.0 million.  The brokered certificates of deposit have maturities ranging from two months to five years.  Securities sold under agreements to repurchase (“Repo Accounts”) increased $7.1 million from $17.2 million at December 31, 2009 to $24.3 million at March 31, 2010.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.

Short-term Borrowings and Long-term Debt

The Company had no FHLB overnight advances at March 31, 2010 and December 31, 2009, respectively.  Southern Trust Mortgage has a line of credit with a regional bank that is primarily used to fund its loans held for sale.  At March 31, 2010, this line had an outstanding balance of $3.4 million compared to $3.5 million at December 31, 2009.  The line of credit is based on the London Inter-Bank Offered Rate (“LIBOR”).  Southern Trust Mortgage also has a $5.0 million line of credit and a $50.0 million participation agreement with Middleburg Bank.  The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.  Long-term debt increased $12.9 million at March 31, 2010 from $35.0 million at December 31, 2009.

Other Liabilities

Other liabilities increased $131,000 to $6.6 million at March 31, 2010, when compared to December 31, 2009.  The other liabilities section of the balance sheet includes escrows payable in the amount of $287,000 at March 31, 2010, compared to $141,000 at December 31, 2009.

Non-controlling Interest in Consolidated Subsidiary

The Company, through Middleburg Bank owns 57.1% of the issued and outstanding membership interest units in Southern Trust Mortgage.  The remaining 42.9% of issued and outstanding membership interest units are owned by other partners.  The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.”  The non-controlling interest is reflected in total shareholders’ equity.  Southern Trust Mortgage also has preferred stock of $1.0 million issued and outstanding at March 31, 2010.  The Company, through Middleburg Bank owns 60.9% of the issued and outstanding preferred stock in Southern Trust Mortgage.  The remaining 39.1% of issued and outstanding preferred stock is owned by other partners.  The preferred stock held by these other partners is reflected in other liabilities.

Capital

Total shareholders’ equity, including non-controlling interest, was $103.9 million at March 31, 2010.  This amount represents an increase of 0.5% from the December 31, 2009 amount of $103.4 million. Middleburg Financial Corporation’s shareholders’ equity, which excludes the non-controlling interest was $101.2 million at March 31, 2010, compared to $100.3 million at December 31, 2009.  The book value of common shareholders was $14.65 per share at March 31, 2010 and $14.52 at December 31, 2009.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $8.5 million for the first three months of 2010 compared to $9.7 million for the same period in 2009, a decrease of 12.7%.  Total interest income decreased 19.1% and total interest expense decreased 30.7% when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009.  The decrease in total interest income is primarily the result of lower yields on loans and investments.  Total interest expense was $3.7 million for the three months ended March 31, 2010 compared to $5.3 million for the same period in 2009.  Average earning assets were $907.2 million for the three months ended March 31, 2010, compared to $917.7 million for the three months ended March 31, 2009.

  Average interest bearing liabilities decreased $15.2 million to $772.0 million for the three months ended March 31, 2010 when compared to the same period in 2009.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated.  Non-accrual loans are included in the loan balances.

	Average Balances, Income and Expenses, Yields and Rates
	Three Months Ended March 31,
		2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$119,744	$959	3.25%	$115,468	$1,279	4.49%
Tax-exempt (1)	63,929	1,050	6.66%	62,031	1,103	7.21%
Total securities	$183,673	$2,009	4.44%	$177,499	$2,382	5.44%
Loans
Taxable	$678,854	$10,445	6.24%	$715,438	$12,950	7.34%
Tax-exempt (1)	-	-	-	3	-	0.00%
Total loans	$678,854	$10,445	6.24%	$715,441	$12,950	7.34%
Federal funds sold	-	-	-	21,201	12	0.23%
Interest bearing deposits in
other financial institutions	44,677	35	0.32%	3,541	22	2.52%
Total earning assets	$907,204	$12,489	5.58%	$917,682	$15,366	6.79%
Less: allowances for credit losses	(9,104)			(9,843)
Total nonearning assets	90,757			91,382
Total assets	$988,857			$999,221

Liabilities:
Interest-bearing deposits:
Checking	$279,655	$601	0.87%	$224,570	$811	1.46%
Regular savings	70,393	183	1.05%	51,960	184	1.44%
Money market savings	50,957	115	0.92%	35,876	109	1.23%
Time deposits:
$100,000 and over	161,447	1,152	2.89%	130,201	1,119	3.49%
Under $100,000	136,953	1,123	3.33%	205,424	1,933	3.82%
Total interest-bearing deposits	$699,405	$3,174	1.84%	$648,031	$4,156	2.60%

Short-term borrowings	4,843	44	3.68%	31,735	276	3.53%
Securities sold under agreements
to repurchase	21,644	20	0.37%	23,099	22	0.39%
Long-term debt	46,136	438	3.85%	84,377	853	4.10%
Total interest-bearing liabilities	$772,028	$3,676	1.93%	$787,242	$5,307	2.73%
Non-interest bearing liabilities
Demand deposits	105,994			107,326
Other liabilities	6,562			10,518
Total liabilities	$884,584			$905,086
Non-controlling interest	2,725			2,316
Shareholders' equity	101,548			91,819
Total liabilities and shareholders'	-			-
Equity	$988,857			$999,221

Net interest income		$8,813			$10,059

Interest rate spread			3.65%			4.06%
Interest expense as a percent of
average earning assets			1.64%			2.35%
Net interest margin			3.94%			4.45%

Interest and fee income from loans decreased $2.5 million to $10.4 million for the three months ended March 31, 2010 compared to $13.0 million for the same period in 2009.  The tax equivalent weighted average yield of loans decreased 110 basis points from 7.34% for the three months ended March 31, 2009 to 6.24% for the three months ended March 31, 2010.

Interest income from the securities portfolio and short-term investments decreased by $354,000 to $1.7 million for the three month period ended March 31, 2010 from $2.0 million for the three month period ended March 31, 2009.  For the three months ended March 31, 2010, the Company has sold $16.1 million of securities and purchased $29.4 million of securities as part of a restructuring of the securities portfolio.  For the three months ended March 31, 2010, the tax equivalent yield on securities was 4.44% compared to 5.44% for the same period in 2009

Interest expense on deposits decreased $982,000 to $3.2 million for the three months ended March 31, 2010, compared to $4.2 million for the same period in 2009.  The mix of demand and savings deposits versus time deposits changed slightly to 64.0% in savings and demand deposits, versus 36.0% in time deposits at March 31, 2010.  At December 31, 2009, the mix had been 62.6% in savings and demand deposits, versus 37.4% in time deposits.   For the three months ended March 31, 2010, average deposits increased $50.0 million to $805.4 million, compared to the same period in 2009.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, decreased $2,000 from the three months ended March 31, 2009 to $20,000 for the three months ended March 31, 2010.  For the three months ended March 31, 2010, interest expense for securities sold under agreements to repurchase was $20,000 compared to $22,000 for the same period in 2009.  Tredegar Institutional Select earns interest at a rate equal to approximately 90% of the Federal Home Loan Bank of Atlanta’s overnight rate.  Interest expense related to Federal funds purchased, short-term borrowings and long-term debt decreased $647,000 from $1.1 million for the three months ended March 31, 2009 to $482,000 for the three months ended March 31, 2010.

The net interest margin, on a tax equivalent basis, was 3.94% for the three months ended March 31, 2010 compared to 4.45% for the same period in 2009.  The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded.  The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio.  Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense.  The tax rate utilized in calculating the tax benefit  is 34.0% for all periods presented.  The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to
Tax Equivalent Net Interest Income

	For the Three months ended
	March 31,
	2010	2009
GAAP measures:	(in thousands)
Interest Income – Loans	$10,445	$12,950
Interest Income - Investments & Other	1,687	2,041
Interest Expense – Deposits	3,174	4,156
Interest Expense - Other Borrowings	502	1,151
Total Net Interest Income	$8,456	$9,684
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	357	375
Total Tax Benefit Realized on Non-Taxable Interest Income	$357	$375
Total Tax Equivalent Net Interest Income	$8,813	$10,059

The decrease in tax equivalent net interest margin was attributed to the decrease in average loan balances and a lower yield on both loans and investments from March 31, 2009 to March 31, 2010.  The Company’s total average earning assets decreased $10.5 million when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009, while the yield on average earnings assets decreased by 121 basis points when comparing the same periods.  Average balances in interest checking, regular savings and money market accounts increased by $88.6 million when comparing the three months ended March 31, 2010 to the same period in 2009.  The weighted average cost of these accounts for the three months ended March 31, 2010 and 2009 was .91% and 1.43%, respectively.  The average balance of certificates of deposits decreased $37.2 million when comparing the three months ended March 31, 2009 to the three months ended March 31, 2010.  The weighted average cost of the Company’s certificates of deposits decreased 60 basis points to 3.09% for the three months ended March 31, 2010.

Other Income

Other income includes, among other items, fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company and Middleburg Investment Advisors.  Other income also includes income from the Company’s 57.1% ownership interest in Southern Trust Mortgage, LLC.  Other income increased 1.7% to $5.1 million for three months ended March 31, 2010 compared to the same period in 2009

Commissions and fees from trust and investment advisory activities earned by Middleburg Trust Company (“MTC”) and Middleburg Investment Advisors (“MIA”) increased 2.3% to $815,000 for the three month period ended March 31, 2010 compared to $797,000 for the same period in 2009.   Trust and investment advisory fees are based primarily upon the market value of the accounts under administration/management.  Total consolidated assets under administration by MTC and MIA were at $1.2 billion at March 31, 2010, an increase of 8.1% relative to December 31, 2009 and an increase of 44.5% relative to March 31, 2009.  The Bank holds a large portion of its investment portfolio in custody with MTC.  MTC’s assets under administration were $854.8 million at March 31, 2010 and $771.5 million at December 31, 2009.  MIA’s assets under administration were $318.7 million at March 31, 2010 and $313.5 million at December 31, 2009.

Service charges on deposits decreased 3.1% to $441,000 for the three months ended March 31, 2010, compared to $455,000 for the three months ended March 31, 2009.

The Company sold $16.1 million in securities and purchased $29.4 million in securities during the three months ended March 31, 2010.  The Company realized a net gain of $506,000 on the sale of securities in the three months ended March 31, 2009.  The Company has identified three other-than-temporarily impaired securities in its portfolio and has elected to recognize decreases in the fair market value of the security through earnings.  During the three months ended March 31, 2010, the Company recognized a loss of $151,000 related to the other-than-temporarily impaired securities.

Commissions on investment sales increased 69.4% to $144,000 for the three months ended March 31, 2010, compared to $85,000 for the three months ended March 31, 2009.  The company currently has four financial consultants who are available to each of the Company’s financial service centers.

The revenues and expenses of Southern Trust Mortgage for the three months ended March 31, 2010 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Non-controlling Interest in Consolidated Subsidiary.”  Accordingly, gains and fees on loans held for sale of $2.6 million, which were generated by Southern Trust Mortgage during the three months ended March 31, 2010, are being reported as part of consolidated other income, compared to $2.8 million for the same period in 2009.  Southern Trust Mortgage closed $149.0 million in loans during the three months ended March 31, 2010, compared to $257.7 for the same period in 2009.

Income earned from the Bank’s $13.3 million investment in Bank Owned Life Insurance (BOLI) contributed $125,000 to total other income for the three months ended March 31, 2010.  The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004 and an additional $485,000 in the second quarter of 2007, and $453,000 in the fourth quarter of 2009 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Other service charges, commissions and fees decreased 18.7% to $113,000 for the three months ended March 31, 2010, compared to $139,000 for the same period in 2009.

Other operating income decreased $36,000 to $91,000 for the three months ended March 31, 2010, compared to the same period in 2009.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total other expense increased $100,000 from $11.8 million for the three months ended March 31, 2009 to $11.9 million for the three months ended March 31, 2010.  When taken as a percentage of total average assets, other expense remained fairly constant at 1.2% of total average assets for the three months ended March 31, 2010 and 2009.

Salaries and employee benefits decreased $336,000 or 4.6% when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009, primarily due to decreases in incentive pay and retirement contributions during the period.

Net occupancy expense increased by $219,000 or 15.8% from $1.4 million for the three months ended March 31, 2009 to $1.6 million for the three months ended March 31, 2010.  The increase is the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities.   As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Other tax expense increased 35.2% to $196,000 for the three months ended March 31, 2010 from $145,000 for the three months ended March 31, 2009.  Other tax expense includes the state franchise tax paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax.  The tax is based on each subsidiary’s equity capital at January 1st, net of adjustments, respectively.  Total capital of Middleburg Bank increased 29.1% from January 1, 2009 to January 1, 2010, while total capital for Middleburg Trust Company increased 189.1% during the same period.

Advertising expense increased $31,000 to $180,000 for the three months ended March 31, 2010 compared to $149,000 for the three months ended March 31, 2009.

Computer operations expense increased 9.0% to $328,000 for the three months ended March 31, 2010 compared to $301,000 for the three months ended March 31, 2009.  The change is the result of increases related to on-line banking services and technology purchases.

Other real estate owned expense decreased $601,000 to $210,000 for the three months ended March 31, 2010 compared to $811,000 for the three months ended March 31, 2009.  The decrease was due to a decrease in legal expenses related to foreclosure, valuation adjustments and fewer losses on the sales of these assets.

FDIC insurance expense increased $521,000 to $801,000 for the three months ended March 31, 2010 compared to $280,000 for the three months ended March 31, 2009.  FDIC insurance premiums have increased due to the economic climate.  The FDIC has levied a one time special assessment on banks so the reserves can be restored in the deposit insurance fund.

Other expenses increased 23.9% or $279,000 to $1.4 million for the three months ended March 31, 2010 from $1.2 million for the three months ended March 31, 2009.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2010 was $9.9 million, or 1.5% of total loans, compared to $9.7 million, or 1.5% of total loans at March 31, 2009.  The provision for loan losses was $929,000 for the three months ended March 31, 2010, compared to $1.0 million for the three months ended March 31, 2009.  For the three months ended March 31, 2010, net loan charge-offs totaled $244,000, compared to net loan charge-offs of $1.4 million for the same period in 2009.  There were $3.5 million in loans past due 90 days or more at March 31, 2010, compared to $31,000 at March 31, 2009.  Non-performing loans were $9.6 million at March 31, 2010, compared to $6.7 million at March 31, 2009.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at March 31, 2010.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Capital Resources

Total shareholders’ equity at March 31, 2010 and December 31, 2009 was $101.2 million and $100.3 million, respectively.  Total common shares outstanding at March 31, 2010 were 6,909,293.

At March 31, 2010, the Company’s tier 1 and total risk-based capital ratios were 13.8% and 15.0%, respectively, compared to 13.9% and 15.1% at December 31, 2009.  The Company’s leverage ratio was 10.7% at March 31, 2010 compared to 10.4% at December 31, 2009.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

During the three months ended March 31, 2010, the Company increased its cash liquidity position by investing the proceeds of maturities and principal payments of securities into interest-bearing deposits as a precaution against the economic uncertainties and the resulting volatility that occurred in the securities markets.  The Company has relied on wholesale funding and issued trust preferred securities to support its growth in the past.  The Company will continue to evaluate funding alternatives as necessary to support future growth.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines totaled $15.0 million, none of which were outstanding at March 31, 2010.  At March 31, 2010 and December 31, 2009, the Company had $24.3 million and $17.2 million, respectively, of outstanding borrowings pursuant to repurchase agreements, with maturities of one day.

The Company has a credit line in the amount of $243.2 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  The Company utilized the credit line for both overnight and long-term funding throughout the first three months of 2010.  Southern Trust Mortgage has a $25.0 million revolving line of credit with a regional bank, which is primarily used to fund its loans held for sale.  Middleburg Bank guarantees up to $10 million of borrowings on this line. At March 31, 2010, these lines had an outstanding balance of $3.4 million and are included in total short-term borrowings.  Short-term and long-term advances averaged $4.8 million and $21.6 million, respectively, for the three months ended March 31, 2010.

At March 31, 2010, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 30.8% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit decreased $12.7 million to $71.9 million at March 31, 2010 compared to $84.6 million at December 31, 2009.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $2.2 million at March 31, 2010.  This amount is an increase from $2.0 million at December 31, 2009.

Contractual obligations increased $12.4 million to $82.5 million at March 31, 2010 compared to $70.1 million at December 31, 2009 excluding certificates of deposit and short-term borrowings.  This change results from additional long term debt assumed during the period of $12.9 million and decreases in operating lease obligations.  Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the 2009 Form 10-K.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	changes in general economic and business conditions in the Company’s market area;
•	changes in banking and other laws and regulations applicable to the Company;
•	maintaining asset qualities;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changing trends in customer profiles and behavior;
•	maintaining cost controls and asset qualities as the Company opens or acquires new branches;
•	changes in interest rates and interest rate policies;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Company;
•	maintaining capital levels adequate to support the Company’s growth; and
•	other factors described in Item 1A, “Risk Factors,” included in our quarterly reports on Form 10-Q and the 2009 Form 10-K.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.  The model prepared for March 31, 2010 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  A parallel shift in rates over a 12-month period is assumed.  The following reflects the Company’s net interest income sensitivity analysis as of March 31, 2010 and December 31, 2009.

	Estimated Net Interest Income Sensitivity
Rate Change	As of March 31, 2010	As of December 31, 2009
+ 200 bp	(7.6%)	(11.5%)
- 200 bp	(6.1%)	(10.0%)

At March 31, 2010, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 7.6% on average.  For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could decrease by 6.1% on average.  While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

Since December 31, 2009, the Company’s balance sheet has grown by $42.3 million.  Increased deposits have provided the funding for the growth in the loan portfolio and liquid assets.  The Company’s interest rate profile is symmetrical for the next 12 months.  Based upon a March 31, 2010 simulation, the Company could expect an average negative impact to net interest income of $2.6 million over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $2.1 million over the next 12 months. The Company’s specific goal is to lower (where possible) the cost of its borrowed funds.

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

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in our risk factors from those disclosed in these reports.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

3.1	Bylaws of Middleburg Financial Corporation (restated in electronic format as of April 28, 2010) (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 28, 2010).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2010	By:	/s/ Gary S. Shook
Gary R. Shook
President & Chief Executive Officer

Date: May 10, 2010	By:	/s/ Raj Mehra
Raj Mehra
Executive Vice President & Chief
Financial Officer

EXHIBIT INDEX

Exhibits

3.1	Bylaws of Middleburg Financial Corporation (restated in electronic format as of April 28, 2010) (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 28, 2010).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350