Form 10-Q
period 2010-06-30
MIDDLEBURG FINANCIAL CORP
filed 2010-08-09
CIK 914138

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐                                                                                               Accelerated filer ☑
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   6,934,511 shares of Common Stock as of August 5, 2010

MIDDLEBURG FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2010	2009
Assets:
Cash and due from banks	$20,776	$18,365
Interest-bearing deposits in banks	50,448	24,845
Securities available for sale	200,786	172,699
Loans held for sale	62,442	45,010
Restricted securities, at cost	6,225	6,225
Loans, net of allowance for loan losses of $10,075 in 2010
and $9,185 in 2009	644,181	635,094
Premises and equipment, net	23,264	23,506
Goodwill and identfied intangibles	6,446	6,531
Other real estate owned, net of valuation allowance of
$873 in 2010 and $1,121 in 2009.	8,257	6,511
Prepaid federal deposit insurance	5,837	6,923
Accrued interest receivable and other assets	32,690	30,665

Total assets	$1,061,352	$976,374

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$121,504	$106,459
Savings and interest-bearing demand deposits	411,249	397,720
Time deposits	326,302	301,469
Total deposits	$859,055	$805,648

Securities sold under agreements to repurchase	23,213	17,199
Short-term borrowings	8,851	3,538
Long-term debt	52,912	35,000
Subordinated notes	5,155	5,155
Accrued interest and other liabilities	6,874	6,475
Commitments and contingent liabilities	-	-
Total liabilities	$956,060	$873,015

Shareholders' Equity:
Common stock, par value $2.50 share, authorized 20,000,000 shares issued and outstanding at June 30, 2010 - 6,914,687 shares
issued and outstanding at December 31, 2009 - 6,909,293 shares	$17,286	$17,273
Capital surplus	42,883	42,807
Retained earnings	42,859	42,706
Accumulated other comprehensive (loss), net	(434)	(2,474)
Total Middleburg Financial Corporation shareholders'equity	$102,594	$100,312

Non-controlling interest in consolidated subsidiary	2,698	3,047
Total shareholders' equity	$105,292	$103,359

Total liabilities and shareholders' equity	$1,061,352	$976,374

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Unaudited		Unaudited
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest and Dividend Income
Interest and fees on loans	$20,829	$25,820	$10,384	$12,870
Interest on securities available for sale
Taxable	2,028	2,463	1,090	1,202
Exempt from federal income taxes	1,293	1,474	600	746
Dividends	43	36	22	18
Interest on federal funds sold and other	63	58	28	24
Total interest and dividend income	$24,256	$29,851	$12,124	$14,860
Interest Expense
Interest on deposits	$6,251	$8,115	$3,077	$3,959
Interest on securities sold under agreements to repurchase	80	25	60	3
Interest on short-term borrowings	111	467	67	191
Interest on long-term debt	926	1,650	488	797
Total interest expense	$7,368	$10,257	$3,692	$4,950
Net interest income	$16,888	$19,594	$8,432	$9,910
Provision for loan losses	2,220	2,620	1,291	1,583
Net interest income after provision
for loan losses	$14,668	$16,974	$7,141	$8,327
Other Income
Trust and investment advisory fee income	$1,690	$1,589	$875	$792
Service charges on deposit accounts	909	945	468	490
Net gains (losses) on securities available for sale	469	1,070	(37)	661
Total other-than-temporary impairment loss on securities	(300)	(179)	(98)	-
Portion of loss recognized in other comprehensive income	(52)	-	(1)	-
Net other-than-temporary impairment loss	(248)	(179)	(97)	-
Commissions on investment sales	311	257	167	172
Bank owned life insurance	255	257	130	130
Gain on loans held for sale	6,474	6,170	3,844	3,378
Fees on loans held for sale	834	527	476	292
Other service charges, commissions and fees	256	297	143	158
Other operating income	179	183	88	56
Total other income	$11,129	$11,116	$6,057	$6,129
Other Expense
Salaries and employee benefits	$14,381	$14,930	$7,457	$7,670
Net occupancy expense of premises	3,094	2,950	1,490	1,565
Other taxes	397	290	201	145
Advertising	428	365	248	216
Computer operations	668	661	340	360
Other real estate owned	505	1,460	295	649
Audits and examinations	277	310	162	108
Legal fees	306	299	167	176
FDIC insurance	1,153	1,057	352	777
Other operating expenses	3,000	2,529	1,554	1,353
Total other expense	$24,209	$24,851	$12,266	$13,019

Income before income taxes	$1,588	$3,239	$932	$1,437
Income tax expense	162	161	75	21
Net income	$1,426	$3,078	$857	$1,416
Less: Net (income) / loss attributable to non-controlling interest	112	(1,281)	(133)	(603)
Net income attributable to Middleburg Financial Corporation	$1,538	$1,797	$724	$813
Amortization of discount on preferred stock	-	32	-	19
Dividend on preferred stock	-	464	-	278
Net income available to common shareholders	$1,538	$1,301	$724	$516

Net income per common share, basic	$0.22	$0.28	$0.10	$0.11
Net income per common share, diluted	$0.22	$0.28	0.10	$0.11
Dividends per common share	$0.20	$0.38	0.10	$0.19
See Accompanying Notes to Consolidated Financial Statements

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2010 and 2009
(In Thousands, Except Share Data)
(Unaudited)

		Middleburg Financial Corporation Shareholders
					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive	Comprehensive	Noncontrolling
	Stock	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Interest	Total
Balances - December 31, 2008	$-	$11,336	$23,967	$43,555	$(3,181)		$1,928	$77,605
Comprehensive (loss):
Net income				1,797		$1,797	1,281	3,078
Other comprehensive (loss)
net of tax:
Unrealized holding (losses) arising during the
period (net of tax $715)						(1,387)
Reclassification adjustment (net of tax $364)						(706)
Unrealized losses on securities for which an
other-than-temporary impairment loss has
been recognized in earnings, net of tax of $61						118
Other comprehensive loss (net of tax $1,018)					(1,975)	$(1,975)		(1,975)
Total comprehensive income (loss)						$(178)
Cash dividends:
Common stock				(1,765)				(1,765)
Preferred stock				(320)				(320)
Distributions to non-controlling interest							(176)	(176)
Equity compensation			53					53
Issuance of preferred stock and related warrants	21,571		429					22,000
Amortization of preferred stock discount	32			(32)
Issuance of common stock (458,928 shares)		1,147	3,861					5,008
Balances - June 30, 2009	$21,603	$12,483	$28,310	$43,235	$(5,156)		$3,033	$103,508

Balances - December 31, 2009	$-	$17,273	$42,807	$42,706	$(2,474)		$3,047	$103,359
Comprehensive income
Net income				1,538		$1,538	(112)	1,426
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of taxes of $1,108)						2,152
Reclassification adjustment (net of taxes $159)						(310)
Unrealized losses on securities for which an
other-than-temporary impairment loss has
been recognized in earnings, net of tax of $18						34
Reclassification adjustment (net of taxes of $84)						164
Total other comprehensive income					2,040	$2,040		2,040
Total comprehensive income						$3,578
Cash dividends declared				(1,385)				(1,385)
Exercise of stock options (1,750 shares)		4	14					18
Vesting of restricted stock awards (3,650 shares)		9	(9)					-
Distributions to non-controlling interest							(237)	(237)
Share-based compensation		-	71					71
Balances - June 30, 2010	$-	$17,286	$42,883	$42,859	$(434)		$2,698	$105,292

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Unaudited
	For the Six Months Ended
	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,538	$1,797
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	2,220	2,620
Depreciation and amortization	885	963
Equity in distributions in excess of undistributed earnings of affiliate	(159)	(74)
Net income (loss) attributable to non-controlling interest	(112)	1,281
Valuation adjustment on other real estate owned	244	1,035
Net (gain) loss on sale of other real estate owned	165	82
Premium amortization and discount (accretion) on securities, net	907	158
Net (gain) loss on securities available for sale	(469)	(1,070)
Other than temporary impairment loss	248	179
Originations of loans held for sale	(337,650)	(561,105)
Proceeds from sales of loans held for sale	326,692	533,230
Net (gain) loss on loans held for sale	(6,474)	(6,170)
Net (gain) loss on disposal of premises and equipment	(7)	1
Earning on bank-owned life insurance	(255)	(257)
Share-based compensation	71	53
Decrease in prepaid FDIC insurance	1,086	-
(Increase) in other assets	(2,068)	(1,285)
Increase in other liabilities	399	1,100
Net cash used in by operating activities	$(12,739)	$(27,462)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and
calls of securities available for sale	$25,204	$13,872
Proceeds from sale of securities available for sale	37,345	59,188
Purchase of securities available for sale	(88,231)	(56,362)
Proceeds from sale of other real estate owned	448	890
Net decrease (increase) in loans	(13,910)	15,007
Purchases of bank-owned life insurance	(682)	-
Purchase of premises and equipment	(463)	(484)
Net cash (used in) provided by investing activities	$(40,289)	$32,111
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	$38,909	$61,490
Net increase in certificates of deposits	14,498	3,861
Increase (decrease) in securities sold under agreements to repurchase	6,014	(3,173)
Net increase (decrease) in short-term borrowings	5,313	(19,666)
Proceeds from long-term debt	17,912	-
Payments on long-term debt	-	(10,000)
Distributions by subsidiary to non-controlling interest	(237)	(176)
Cash dividends paid	(1,385)	(2,094)
Exercise of stock options	18	-
Issuance of common stock	-	5,008
Issuance of preferred stock	-	22,000
Net cash provided by financing activities	$81,042	$57,250
Increase (decrease) in cash and cash equivalents	$28,014	$61,899
CASH AND CASH EQUIVALENTS
Beginning	43,210	35,380
Ending	$71,224	$97,279
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$7,156	$10,597
Income taxes	-	852
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$3,091	$(2,993)
Transfer of loans to other real estate owned	2,603	1,865

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

Note 1.                                General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009, and, changes in shareholders’ equity and cash flows for the six months ended June 30, 2010 and 2009, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.  In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued.  Management has concluded there were no material subsequent events to be disclosed at this time.

Note 2.                                Stock–Based Compensation Plan

As of June 30, 2010, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan.  Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company.  The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company granted 24,440 shares of restricted stock on March 15, 2010.  The restricted stock award is divided equally between service-based shares and performance-based shares.  The service-based portion of the stock award has a vesting period of 25% of the shares granted one year after the date of grant, another 25% two years after the date of grant, and the remaining 50% on the third year after the date of grant.  Service-based stock awards are entitled to voting and dividend rights on all shares granted as of the grant date. The performance-based stock awards vest at 100% on the third year after the date of grant if pre-established financial performance targets are met.  If the performance targets are not met as of the end of the fiscal year preceding the third anniversary date of the grant, the performance-based shares are forfeited.  All unearned restricted stock grants are forfeited if the employee leaves the Company prior to vesting.

Additionally, 2,803 shares of service-based restricted stock were issued to certain executive officers on May 1, 2010.  1,430 of these shares vest on a graduated basis as discussed above.  The remaining 1,373 shares will vest at 100% on May 1, 2011.

  The Company recognized $71,000 for stock-based compensation expenses for the six months ended June 30, 2010.

The following table summarizes stock options awarded under the 2006 Equity Compensation Plan and remaining unexercised options under the 1997 Stock Incentive Plan at the end of the reporting period.

	June 30, 2010
		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding at beginning of year	184,208	$19.34
Granted	--	--
Exercised	(1,750)	10.63
Forfeited	--	--
Outstanding at end of period	182,458	$19.42	$--

As of the end of the reporting period, 128,677 options were vested and exercisable representing 110,750 shares issued under the original 1997 plan and 17,927 vested options under the 2006 Plan.  At June 30, 2010 the exercise price of these stock options was greater than the aggregate market price.  The weighted average remaining contractual term for unexercised stock options at June 30, 2010 was 3.06 years.  As of June 30, 2010 there was $90,000 of total unrecognized compensation expense related to stock option awards under the 2006 Equity Compensation Plan.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

	June 30, 2010
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning of year	23,830	$19.97
Granted	27,243	14.29
Vested	(3,650)	26.30
Forfeited	(3,197)	32.30
Non-vested at end of period	44,226	$15.06	$615,184

The weighted average remaining contractual term for non-vested restricted stock at June 30, 2010 was 2.04 years.  As of June 30, 2010, there was $647,000 of total unrecognized compensation expense related to the non-vested restricted stock awards under the 2006 Equity Compensation Plan.

Note 3.                                Securities

Amortized costs and fair values of securities available for sale at June 30, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	Value
U.S. Treasury securities	$3,024	$5	$-	$3,029
U.S. government agency
securities	1,130	-	(9)	1,121
Obligations of states and
political subdivision	63,674	444	(1,138)	62,980
Mortgage-backed securities:
Agency	113,671	1,856	(44)	115,483
Non-agency	17,526	144	(162)	17,508
Corporate preferred stock	39	-	(2)	37
Trust preferred securities	2,379	3	(1,754)	628

Total	$201,443	$2,452	$(3,109)	$200,786

Amortized costs and fair values of securities available for sale at December 31, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	Value
	(In Thousands)

U.S. Treasury securities	$3,084	$3	$-	$3,087
Obligations of states and
political subdivision	70,586	228	(1,770)	69,044
Mortgage-backed securities:
Agency	89,933	949	(642)	90,240
Non-agency	10,348	38	(447)	9,939
Corporate preferred stock	39	-	(5)	34
Other Securities	2,457	4	(2,106)	355

Total	$176,447	$1,222	$(4,970)	$172,699

The amortized cost and fair value of securities available for sale as of June 30, 2010, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	June 30, 2010
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$3,619	$3,624
Due after one year through five years	8,967	8,863
Due after five years through ten years	28,147	27,927
Due after ten years	27,095	26,717
Mortgage-backed securities	131,197	132,992
Corporate preferred	39	36
Other	2,379	627
Total	$201,443	$200,786

Proceeds from the sale of securities during the quarter ended June 30, 2010 were $21,228,000 and net losses of $37,000 were realized on those sales.  Additionally, $97,000 in losses was recognized for impaired securities during the quarter.  The tax benefit applicable to these net realized losses amounted to $45,600.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $79,161,000 at June 30, 2010.

At June 30, 2010, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
U.S. government agency securities	$1,122	$(9)	$--	$--	$1,122	$(9)
Obligations of states
and political subdivisions	15,249	(311)	20,430	(827)	35,679	(1,138)
Mortgage-backed securities:
Agency	9,323	(44)	--	--	9,323	(44)
Non-agency	9,476	(162)	--	--	9,476	(162)
Other	204	(4)	357	(1,752)	561	(1,756)
Total temporarily
impaired securities	$35,374	$(530)	$20,787	$(2,579)	$56,161	$(3,109)

At December 31, 2009, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
Obligations of states
and political subdivisions	$31,312	$(639)	$20,143	$(1,131)	$51,455	$(1,770)
Mortgage-backed securities:
Agency	44,590	(642)	--	--	44,590	(642)
Non-agency	6,601	(447)	--	--	6,601	(447)
Corporate preferred stock	--	--	34	(5)	34	(5)
Other	--	--	252	(2,106)	252	(2,106)
Total temporarily
impaired securities	$82,503	$(1,728)	$20,429	$(3,242)	$102,932	$(4,970)

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

In connection with the preparation of the financial statements included in this Form 10-Q, the Company identified three other than temporarily impaired securities within its portfolio and elected to recognize losses through the income statement.  During the six months ended June 30, 2010, the Company recognized credit related impairment losses of $248,000 versus $179,000 for the six months ended June 30, 2009 related to these securities.

The following table provides further information on these three securities as of June 30, 2010 (in thousands):

						Cumulative	Amount
		Current			Estimated	Other	of OTTI		Expected
	Tranche	Moody's	Par	Book	Fair	Comprehensive	Related to	Institutions	Default	Expected	Lag
Security	Level	Rating	Value	Value	Value	(Income) Loss	Credit Loss	Performing	Rate	Recovery	Years
MM Community Funding	B	Ca	$1,000	$482	$56	$426	$518	10	1.20%	15%	1
MM Community Funding	B	Ca	$1,000	$482	$56	426	518	10	1.20%	15%	1
Trust Preferred XXII	D	C	$1,979	--	$12	(12)	284	71	0.75%	15%	2
						$840	$1,320

The Company also has the following investments in trust preferred securities not considered other than temporarily impaired as of June 30, 2010 (in thousands):

						Cumulative
		Current			Estimated	Other			Expected
	Tranche	Moody's	Par	Book	Fair	Comprehensive	Institutions	Deferrals/	Default	Expected	Lag
Security	Level	Rating	Value	Value	Value	Loss	Performing	Defaults	Rate	Recovery	Years
Trust Preferred IV	Mezzanine	Ca	$244	$244	$24	$220	4	2.10%	0.75%	15%	2
Trust Preferred V	Mezzanine	C	$688	$692	$69	$623	2	3.60%	0.75%	15%	2
MM Community Funding LTD	A	B1	$208	$208	$151	$57	10	20.74%	1.20%	15%	1

At June 30, 2010, the Company concluded that no other adverse change in cash flows occurred during the quarter and did not consider any other securities other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell these securities and it is  more likely than not the Company will not be required to sell these securities before recovery of amortized cost basis, which may be at maturity; and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other-than-temporarily impaired at June 30, 2010.  However, there is a risk that this review could result in recognition of other-than-temporary impairment charges in the future.

Of the temporarily impaired securities, 53 are investment grade, five are speculative grade and one is non-rated.  Obligations of states and political subdivisions make up the largest amount of temporarily impaired securities.  The speculative grade securities are asset backed securities that are collateralized by trust preferred issuances of financial institutions.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Note 4.                                Loan Portfolio

The consolidated loan portfolio was composed of the following:

	June 30,	December 31,
	2010	2009
	(In Thousands)
Mortgage loans on real estate:
Construction	$74,568	$72,934
Secured by farmland	2,996	2,491
Secured by 1-4 family residential	323,438	312,723
Less: Mortgages held for resale	(62,442)	(45,010)
Total Secured by 1-4 family residential	260,996	267,713
Other real estate loans	262,479	240,729
Commercial loans	37,970	43,367
Consumer loans	15,090	16,907
All other loans	157	138
Total loans	654,256	644,279
Less: Allowance for loan losses	10,075	9,185
Net loans	$644,181	$635,094

The Company had $62.4 million and $45.0 million in loans held for sale at June 30, 2010 and December 31, 2009, respectively.

The following table summarizes impaired loans:

	June 30,	December 31,
	2010	2009
	(In Thousands)
Impaired loans for which,
A specific allowance has been provided	$18,614	$12,282
A specific allowance has not been provided	7,803	10,441
Total impaired loans	$26,417	$22,723
Allowance provided for impaired loans,
included in the allowance for loan losses	$1,878	$1,731
Average balance of impaired loans	$24,646	$22,740
Interest income recognized	$886	$1,225

There were $6.2 million and $908,000 in loans 90 days past due and still accruing interest on June 30, 2010 and December 31, 2009, respectively.

        The total balance of restructured loans at June 30, 2010 was $3.7 million of which $1.6 million represented loans performing as agreed to the restructured terms and $300,000 represented loans less than 90 days delinquent.  Approximately $2.0 million in restructured loan balances are included in the Company’s non-performing assets total as of June 30, 2010.  This compares with $2.1 million in non-performing restructured loans at December 31, 2009, a decrease of $81,000 or 3.9%.

Note 5.                                Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	June 30,	December 31,
	2010	2009
	(In Thousands)
Balance at January 1	$9,185	$10,020
Provision charged to operating expense	2,220	4,551
Recoveries added to the allowance	103	98
Loan losses charged to the allowance	(1,433)	(5,484)
Balance at the end of the period	$10,075	$9,185

Note 6.                      Earnings Per Share

The following table shows the weighted average number of common shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	Six months ended
	June 30, 2010		June 30, 2009
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings per share	6,910,524	$0.22	4,675,084	$0.28
Effect of dilutive securities:
stock options and grants	14,153		5,882
Diluted earnings per share	6,924,677	$0.22	4,680,966	$0.28

	Three months ended
	June 30, 2010		June 30, 2009
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings per share	6,911,744	$0.10	4,813,673	$0.11
Effect of dilutive securities:
stock options and grants	12,594		9,661
Diluted earnings per share	6,924,338	$0.10	4,823,334	$0.11

The following table shows earnings available to common shareholders used in computing earnings per share.

	For the Six Months
(In Thousands)	Ended June 30,
	2010	2009
Net income	$1,426	$3,078
Net (income) loss attributable to non-controlling interest	112	(1,281)
Net income attributable to Middleburg Financial Corporation	$1,538	$1,797
Less: dividends to preferred shareholders	--	464
Less: amortization of discount on preferred stock	--	32
Net income available to common shareholders	$1,538	$1,301

At June 30, 2010 and 2009, stock options, restricted grants and warrants representing 106,905 and   314,322 shares, respectively, were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

The following table presents segment information for the six months ended June 30, 2010 and 2009, respectively.

	For the Six Months Ended					For the Six Months Ended
	June 30, 2010					June 30, 2009

	Retail	Wealth	Mortgage	Intercompany		Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$23,369	$4	$1,466	$(583)	$24,256	$24,597	$4	$5,867	$(617)	$29,851
Trust and investment advisory
fee income	-	1,734	-	(44)	1,690	-	1,882	-	(36)	1,846
Other income	1,680	311	7,453	(5)	9,439	2,395	-	6,901	(25)	9,271

Total operating income	25,049	2,049	8,919	(632)	35,385	26,992	1,886	12,768	(678)	40,968

Expenses:
Interest expense	7,259	-	690	(581)	7,368	9,794	-	1,080	(617)	10,257
Salaries and employee benefits	6,578	1,538	6,265	-	14,381	6,838	1,485	6,607	-	14,930
Provision for loan losses	2,002	-	218	-	2,220	2,517	-	103	-	2,620
Other	7,224	684	1,971	(51)	9,828	7,222	768	1,993	(61)	9,922

Total operating expenses	23,063	2,222	9,144	(632)	33,797	26,371	2,253	9,783	(678)	37,729

Income before income taxes
and non-controlling interest	1,986	(173)	(225)	-	1,588	621	(367)	2,985	-	3,239
Income tax expense	186	(24)	-	-	162	263	(102)	-	-	161
Net Income	1,800	(149)	(225)	-	1,426	358	(265)	2,985	-	3,078
Non-controlling interest in
(income)/loss of consolidated subsidiary		-	-	112	112	-	-	-	(1,281)	(1,281)
Net income attributable to
Middleburg Financial Corporation	$1,800	$(149)	$(225)	$112	$1,538	$358	$(265)	$2,985	$(1,281)	$1,797

Total assets	$1,043,703	$15,694	$72,652	$(70,697)	$1,061,352	$1,039,951	$6,334	$87,829	$(89,554)	$1,044,560
Capital expenditures	$430	$12	$21		$463	$460	$10	$14		$484
Goodwill and other intangibles	$-	$4,579	$1,867	$-	$6,446	$-	$4,750	$1,867	$-	$6,617

The following table presents segment information for the three months ended June 30, 2010 and 2009, respectively.

	For the Three Months Ended					For the Three Months Ended
	June 30, 2010					June 30, 2009

	Retail	Wealth	Mortgage	Intercompany		Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$11,782	$2	$691	(351)	$12,124	$12,251	$2	$3,050	$(443)	$14,860
Trust and investment advisory
fee income	-	895	-	(20)	875	-	982	-	(19)	963
Other income	297	478	4,412	(5)	5,182	1,471	(55)	3,763	(12)	5,167

Total operating income	12,079	1,375	5,103	(376)	18,181	13,722	929	6,813	(474)	20,990

Expenses:
Interest expense	3,665	-	376	(349)	3,692	4,760	-	633	(443)	4,950
Salaries and employee benefits	3,302	965	3,190	-	7,457	3,434	754	3,482	-	7,670
Provision for loan losses	1,053	-	238	-	1,291	1,502	-	81	-	1,583
Other	3,430	455	951	(27)	4,809	3,842	358	1,181	(31)	5,350

Total operating expenses	11,450	1,420	4,755	(376)	17,249	13,538	1,112	5,377	(474)	19,553

Income before income taxes
and non-controlling interest	629	(45)	348	-	932	184	(183)	1,436	-	1,437
Income tax expense	72	3	-	-	75	79	(58)	-	-	21
Net Income	557	(48)	348	-	857	105	(125)	1,436	-	1,416
Non-controlling interest in
(income)/loss of consolidated subsidiary				(133)	(133)				(603)	(603)
Net income attributable to
Middleburg Financial Corporation	$557	$(48)	$348	$(133)	$724	$105	$(125)	$1,436	$(603)	$813

Total assets	$1,043,703	$15,694	$72,652	$(70,697)	$1,061,352	$1,039,951	$6,334	$87,829	$(89,554)	$1,044,560
Capital expenditures	$327	$11	$16		$354	$460	$6	$10		$476
Goodwill and other intangibles	$-	$4,579	$1,867	$-	$6,446	$-	$4,750	$1,867	$-	$6,617

Note 8.                                Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost related to the Company’s defined benefit pension plan.

	Six months ended June 30,
	2010	2009
	(In Thousands)

Service cost	$--	$436
Interest cost	160	211
Expected return on plan assets	(194)	(164)
Amortization of net loss	--	64
Net periodic benefit cost (income)	$(34)	$547

	Three months ended June 30,
	2010	2009
	(In Thousands)

Service cost	$--	$218
Interest cost	80	106
Expected return on plan assets	(97)	(82)
Amortization of net loss	--	32
Net periodic benefit cost (income)	$(17)	$274

The Company contributed $6,000 to its pension plan in January 2010.  The defined benefit pension plan was suspended as of September 30, 2009 and the Company does not expect to make significant additional contributions to the plan.

Note 9.                                Capital Purchase Program and Stock Offerings

During 2009, the Company participated in the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 and issued 22,000 shares of preferred stock to the Treasury as well as a warrant (“the Warrant”) to purchase 208,202 shares of the Company’s common stock at an initial exercise price of $15.85 per share.  As a result of the completion of the Company’s public stock offering in August 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101.  On December 23, 2009, the Company redeemed all of the shares of preferred stock issued to the Treasury,  Pursuant to the purchase agreement with the Treasury, the Company may repurchase the Warrant now that it has fully redeemed its Preferred Stock.  The price for the purchase of the Warrant is subject to negotiation and there can be no assurance that the Warrant will be repurchased.  At this time, the Company has not repurchased the Warrant and the Warrant remains outstanding to the Treasury.  The Company expects that the warrant will be sold by the U.S. Treasury at public auction.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010.

Fair Value Measurements at June 30, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2010	(Level I)	(Level II)	(Level III)
(in thousands)
Assets:
Securities available for Sale	$ 200,786	$ --	$ 197,641	$ 3,145

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

Fair Value Measurements at December 31, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level I)	(Level II)	(Level III)
(in thousands)
Assets:
Securities available for Sale	$ 172,699	$ --	$ 169,583	$ 3,116

The table below presents reconciliation and statements of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the six months ended June 30, 2010:

Available for Sale Securities
(In Thousands)

Balance, December 31, 2009	$3,116
Total realized and unrealized gains (losses):
Included in earnings	--
Included in other comprehensive income	38
Purchases, sales, issuances and settlements, net	(9)
Transfers in and (out) of Level III	--
Balance June 30, 2010	$3,145

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2010.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of income.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period ended June 30, 2010.

Fair Value Measurements at June 30, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level II)	(Level III)
(in thousands)
Assets:
Impaired loans	$ 16,736	$ --	$ 16,736	$ --
Mortgages held for sale	$ 62,442	$ --	$ 62,442	$ --

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period ended December 31, 2009.

Fair Value Measurements at December 31, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level II)	(Level III)
(in thousands)
Assets:
Impaired loans	$ 10,551	$ --	$ 10,551	$ --
Mortgages held for sale	$ 45,010	$ --	$ 45,010	$ --

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

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period ended June 30, 2010.

Fair Value Measurements at June 30, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2010	(Level I)	(Level II)	(Level III)
(in thousands)
Assets:
Other real estate owned	$ 8,257	$ --	$ 8,257	$ --

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

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$71,224	$71,224	$43,210	$43,210
Securities	200,786	200,786	172,699	172,699
Loans - portfolio	644,181	661,135	635,094	648,454
Loans - held for sale	62,442	62,442	45,010	45,010
Accrued interest receivable	3,743	3,743	3,842	3,842

Financial liabilities:
Deposits	$859,055	$849,707	$805,648	$812,080
Securities sold under agreements
to repurchase	23,213	23,213	17,199	17,199
Short-term debt	8,851	8,851	3,538	3,538
Long-term debt	52,912	53,271	35,000	35,078
Trust preferred capital notes	5,155	5,190	5,155	5,167
Accrued interest payable	1,557	1,557	1,495	1,495

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010.  The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at June 30, 2010 and results of operations of the Company for the three months and the six months ended June 30, 2010 and 2009 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2009 Form 10-K.  It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Net income available to common shareholders for the six months ended June 30, 2010 increased to $1.5 million from $1.3 million for the six months ended June 30, 2009.  Annualized return on total average assets for the six months ended June 30, 2010 was 0.3%, compared to 0.3% for the same period in 2009.  Annualized return on total average equity of Middleburg Financial Corporation, which excludes the non-controlling interest in Southern Trust Mortgage, for the six months ended June 30, 2010 was 3.1%, compared to 3.7% for the same period in 2009.  The 2009 results included preferred stock outstanding at June 30, 2009.  The Company recognized losses in its loan portfolio resulting in net charge-offs against the reserves for loan losses of $1.3 million during the six months ended June 30, 2010.  As a result of the evaluation of the adequacy of the reserves for loan loss, subsequent to the recognition of net charge-offs, the Company increased its reserves for loan losses by $890,000, during the six months ended June 30, 2010.

Total interest income decreased $5.6 million or 19.0%, for the six months ended June 30, 2010, when compared to the same period in 2009.  Interest and fees on loans decreased 19.3% for the six months ended June 30, 2010 to $20.8 million, compared to $25.8 million for the same period in 2009.  Total interest expense was $7.4 million for the six months ended June 30, 2010, compared to $10.3 million for the six months ended June 30, 2009, a decrease of 28.2%. Interest expense on deposits for the six months ended June 30, 2010 decreased $1.9 million when compared to the same period in 2009 while interest bearing deposits increased $15.1 million or 14.13% during the six months ended June 30, 2010, compared to December 31, 2009.  Total other income increased $13,000 to $11.1 million for the six months ended June 30, 2010, when compared to the same period in 2009.  Total other expense was $24.2 million for the six months ended June 30, 2010 compared to $24.9 million for the same period in 2009.

Net income available to common shareholders for the three months ended June 30, 2010 increased to $724,000 from $516,000 for the three months ended June 30, 2009.  Net charge-offs against the reserves for loan losses were $1.1 million during the three months ended June 30, 2010.  The Company increased its reserves for loan losses at Southern Trust Mortgage by $204,000 during the three months ended June 30, 2010.  Total interest income decreased $2.7 million or 18.4%, for the three months ended June 30, 2010, when compared to the same period in 2009.  Interest and fees on loans decreased 19.3% for the three months ended June 30, 2010 to $10.4 million, compared to $12.9 million for the same period in 2009.  Total interest expense decreased $1.2 million or 25.4%, for the three months ended June 30, 2010, when compared to the same period in 2009.  Other income decreased $72,000 to $6.1 million for the three months ended June 30, 2010, when compared to the same period in 2009.  Total other expense was $12.3 million for the three months ended June 30, 2010 compared to $13.0 million for the same period in 2009.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new implementing rules and regulations.  While not determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that will be promulgated thereunder could significantly affect our operations, increase our operating costs and divert management resources.  Other than the potential impact of this legislation,  the Company is not aware of any current recommendations by any regulatory authorities that, if implemented, would have a material effect on the registrant’s liquidity, capital resources or results of operations.

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

Intangibles and Goodwill

The Company had approximately $6.4 million in intangible assets and goodwill at June 30, 2010, a decrease of $85,000 since December 31, 2009.  On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  Approximately $1.0 million of the $6.4 million in intangible assets and goodwill at June 30, 2010 was attributable to the Company’s investment in Middleburg Trust Company.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

When the Company completes its ongoing review of the recoverability of intangible assets and goodwill,   factors that are considered important to determining whether impairment might exist include loss of customers acquired or significant withdrawals of the assets currently under management and/or early retirement or termination of key members of management.  Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations.  The most recent review was performed as of December 31, 2009 and no impairment was indicated.

Tax-Equivalent Interest Income

Tax-equivalent interest income is gross interest income adjusted for the non-taxable interest income earned on loans, municipal securities and corporate securities, which are dividend-received deduction eligible.  The effective tax rate of 34% is used in calculating tax equivalent income related to loans, municipal securities and corporate securities.

Other-Than-Temporary Impairment (OTTI)

Approximately $248,000 in losses related to other-than-temporary impairment on trust-preferred securities was recognized for the six months ended June 30, 2010.  At June 30, 2010, the Company had $1.9 million in trust-preferred securities in its portfolio.

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

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company increased to $1.1 billion at June 30, 2010, compared to $976.3 million at December 31, 2009, representing an increase of $85.0 million or 8.7%.  Total average assets increased 1.8% from $1.02 billion for the three months ended June 30, 2009 to $1.04 billion for the same period in 2010.  Total liabilities were $956.1 million at June 30, 2010, compared to $873.0 million at December 31, 2009.  Total average liabilities increased $16.9 million or 1.8% to $932.9 million for the three months ended June 30, 2010, compared to the same period in 2009.  Average shareholders’ equity increased 1.5% or $1.5 million over the same periods.

Loans

Total loans, including loans held for sale at June 30, 2010 increased $27.4 million to $716.7 million from the December 31, 2009 amount of $689.3 million.  Loans held for sale increased to $62.4 million, or 8.7% of total loans at June 30, 2010, compared to $45.0 million, or 6.5% of total loans at December 31, 2009.  Southern Trust Mortgage closed $337.7 million in loans for the six months ended

June 30, 2010, compared to $533.2 million for the six months ended June 30, 2009.  The Company experienced an increase in real estate construction loans, which were $74.6 million at June 30, 2010, compared to $72.9 million at December 31, 2009.  Real estate mortgage loans of $523.5 million at June 30, 2010 increased from the December 31, 2009 amount of $508.4 million.  Commercial, financial and agricultural loans, which are primarily loans to businesses, decreased to $41.0 million at June 30, 2010, compared to $45.8 at December 31, 2009.  Southern Trust Mortgage has a $5.0 million line of credit and a $50.0 million participation agreement with Middleburg Bank.  The line of credit and the participation amounts are eliminated in the consolidation process and are not reflected in the Company’s consolidated financial statements.  Net charge-offs were $1.3 million for the six months ended June 30, 2010.  The provision for loan losses for the six months ended June 30, 2010 was $2.2 million compared to $2.6 million for the same period in 2009.  The allowance for loan losses at June 30, 2010 was $10.1 million or 1.54% of total loans outstanding, excluding loans held for sale, compared to $9.2 million or 1.43% at December 31, 2009.

Securities

Securities, excluding Federal Reserve and Federal Home Loan Bank stock,  increased to $200.1 million at June 30, 2010 compared to $172.7 million at December 31, 2009.  During the six months ended June 30, 2010, the Company continued to maintain a higher cash liquidity position than in prior years by investing the proceeds of sales, maturities and principal payments of securities into interest bearing deposits at the Federal Reserve Bank.  Accordingly, the yields on these investments were lower than the Company could attain in other less liquid investments.  The average balance of federal funds sold was zero for the six months ended June 30, 2010, compared to $26.5 million for the six months ended June 30, 2009 while the average balance in interest-bearing bank balances increased to $46.1 million for the six months ended June 30, 2010 versus $17.3 million for the same period in 2009.  The Company sold $37.5 million in securities, received proceeds of $25.2 million from maturities and principal payments, and purchased securities of $88.2 million during the six months ended June 30, 2010.  Approximately $248,000 in losses related to other-than-temporary impairments on trust-preferred securities was recognized for the six months ended June 30, 2010.  At June 30, 2010, the Company had $1.9 million in trust-preferred securities in its portfolio.

The Company will continue to maintain its securities portfolio as a source of liquidity and collateral.  At June 30, 2010, the tax equivalent yield on the securities portfolio was 4.25%.

Premises and Equipment

Premises and equipment decreased $242,000 from $23.5 million at December 31, 2009 to $23.3 million at June 30, 2010.  The decrease is the net of the change in accumulated depreciation and additions to premises and equipment during the period.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased $85,000 to $6.4 million at June 30, 2010 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment Advisors.

Other Real Estate Owned

Other real estate owned increased $1.8 million to $8.3 million at June 30, 2010 from $6.5 million at December 31, 2009.  The increase is the net of real estate loans charged-off and subsequently added to other real estate owned, valuation adjustments and sales of other real estate owned properties during the period.  During the six months ended June 30, 2010, the Company received proceeds of $448,000 from the sale of other real estate owned properties and incurred a net loss of $165,000 on the sales.

Other Assets

Other assets increased $2.0 million to $32.7 million at June 30, 2010, when compared to December 31, 2009.  The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $15.3 million and deferred tax assets in the amount of $6.0 million at June 30, 2010.

Deposits

Deposits increased $53.4 million to $859.1 million at June 30, 2010 from $805.6 million at December 31, 2009.  Average deposits for the six months ended June 30, 2010 increased 15.3% or $52.9 million compared to average deposits for the six months ended June 30, 2009.  Average interest bearing demand deposits were $283.1 million for the six months ended June 30, 2010 compared to $236.0 million for the six months ended June 30, 2009.  Average interest bearing deposits were $712.4 million for the six months ended June 30, 2010 compared to $661.3 million for the six months ended June 30, 2009.

  The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank.  The overall balance of this product was $41.4 million at June 30, 2010 and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet.  Excluding the Tredegar Institutional Select product, savings and interest bearing demand deposits increased by $17.9 million from December 31, 2009 to June 30, 2010.

Time deposits increased $14.5 million from December 31, 2009 to $316.0 million at June 30, 2010.  Time deposits include brokered certificates of deposit, which decreased $2.1 million to $61.9 million at June 30, 2010 from the December 31, 2009 amount of $64.0 million.  The brokered certificates of deposit have maturities ranging from two months to five years.  Securities sold under agreements to repurchase (“Repo Accounts”) increased $6.0 million from $17.2 million at December 31, 2009 to $23.2 million at June 30, 2010.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.

Short-term Borrowings and Long-term Debt

The Company had no FHLB overnight advances at June 30, 2010 and December 31, 2009, respectively.  Southern Trust Mortgage has a line of credit with a regional bank that is primarily used to fund its loans held for sale.  At June 30, 2010, this line had an outstanding balance of $8.9 million compared to $3.5 million at December 31, 2009.  The line of credit is based on the London Inter-Bank Offered Rate (“LIBOR”).  Southern Trust Mortgage also has a $5.0 million line of credit and a $50.0 million participation agreement with Middleburg Bank.  The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.  Long-term debt increased $17.9 million at June 30, 2010 from $35.0 million at December 31, 2009.  The increase in long-term debt was used to fund loan originations and securities purchases.

Other Liabilities

Other liabilities increased $399,000 to $6.9 million at June 30, 2010, when compared to December 31, 2009.  The other liabilities section of the balance sheet includes escrows payable in the amount of $469,000 at June 30, 2010, compared to $141,000 at December 31, 2009.

Non-controlling Interest in Consolidated Subsidiary

The Company, through Middleburg Bank owns 57.1% of the issued and outstanding membership interest units in Southern Trust Mortgage.  The remaining 42.9% of issued and outstanding membership interest units are owned by other partners.  The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.”  The non-controlling interest is reflected in total shareholders’ equity.  Southern Trust Mortgage also has preferred stock of $1.0 million issued and outstanding at June 30, 2010.  The Company, through Middleburg Bank owns 60.9% of the issued and outstanding preferred stock in Southern Trust Mortgage.  The remaining 39.1% of issued and outstanding preferred stock is owned by other partners.  The preferred stock held by these other partners is reflected in other liabilities.

Capital

Total shareholders’ equity, including non-controlling interest, was $105.3 million at June 30, 2010.  This amount represents an increase of 1.9% from the December 31, 2009 amount of $103.4 million. Middleburg Financial Corporation’s shareholders’ equity, which excludes the non-controlling interest was $102.6 million at June 30, 2010, compared to $100.3 million at December 31, 2009.  The book value of common shareholders was $14.84 per share at June 30, 2010 and $14.52 at December 31, 2009.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $16.9 million for the first six months of 2010 compared to $19.6 million for the same period in 2009, a decrease of 13.8%.  Total interest income decreased 18.7% and total interest expense decreased 28.2% when comparing the six months ended June 30, 2010 to the six months ended June 30, 2009.  The decrease in total interest income from 2009 to 2010 is primarily the result of lower market yields on loans and investments and higher average balances in lower yielding interest bearing deposits in other banks.  Total interest expense was $7.4 million for the six months ended June 30, 2010 compared to $10.3 million for the same period in 2009.  Average earning assets were $931.3 million for the six months ended June 30, 2010, compared to $941.6 million for the six months ended June 30, 2009.

Net interest income for the three months ended June 30, 2010 was $8.4 million, compared to $9.9 million for the same period in 2009.  Total interest income for the three months ended June 30, 2010 was $12.1 million compared to $14.9 million for the three months ended June 30, 2009 representing a decrease of 18.4%.  Total interest expense was $3.7 million for the three months ended June 30, 2010 compared to $5.0 million for the same period in 2009 representing a decrease of 25.4%.  Average earning assets increased $8.6 million to $955.1 million for the three months ended June 30, 2010 from $946.5 million for the three months ended June 30, 2009.  Average interest bearing liabilities increased $16.6 million to $811.6 million for the three months ended June 30, 2010 when compared to the same period in 2009.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated.  Non-accrual loans are included in the loan balances.

	Middleburg Financial Corporation
	Average Balances, Income and Expenses, Yields and Rates
	Six Months Ended June 30,
		2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$131,074	$2,070	3.18%	$107,750	$2,499	4.68%
Tax-exempt (1)	60,067	1,959	6.58%	63,575	2,234	7.09%
Total securities	$191,141	$4,029	4.25%	$171,325	$4,733	5.57%
Loans
Taxable	$694,025	$20,829	6.05%	$726,395	$25,820	7.17%
Tax-exempt (1)	-	-	0.00%	2	-	0.00%
Total loans	$694,025	$20,829	6.05%	$726,397	$25,820	7.17%
Federal funds sold	-	-	0.00%	26,489	27	0.21%
Interest bearing deposits in
other financial institutions	46,128	63	0.28%	17,340	31	0.36%
Total earning assets	$931,294	$24,921	5.40%	$941,551	$30,611	6.56%
Less: allowances for credit losses	(9,532)			(9,171)
Total nonearning assets	91,554			81,597
Total assets	$1,013,316			$1,013,977

Liabilities:
Interest-bearing deposits:
Checking	$283,089	$1,180	0.84%	$235,999	$1,592	1.36%
Regular savings	73,802	372	1.02%	53,478	360	1.36%
Money market savings	51,321	222	0.87%	37,542	214	1.15%
Time deposits:
$100,000 and over	160,065	2,292	2.89%	131,250	2,165	3.33%
Under $100,000	144,086	2,185	3.06%	202,976	3,784	3.76%
Total interest-bearing deposits	$712,363	$6,251	1.77%	$661,245	$8,115	2.47%

Short-term borrowings	5,428	111	4.12%	31,133	467	3.02%
Securities sold under agreements
to repurchase	23,319	80	0.70%	21,822	25	0.23%
Long-term debt	50,781	926	3.68%	81,752	1,650	4.07%
Federal funds purchased	23	-	0.00%	-	-	-
Total interest-bearing liabilities	$791,914	$7,368	1.88%	$795,952	$10,257	2.60%
Non-interest bearing liabilities
Demand deposits	110,496			108,752
Other liabilities	6,444			10,510
Total liabilities	$908,854			$915,214
Non-controlling interest	2,698			2,583
Shareholders' equity	101,764			96,180
Total liabilities and shareholders'
equity	$1,013,316			$1,013,977

Net interest income		$17,553			$20,354

Interest rate spread			3.52%			3.96%
Interest expense as a percent of
average earning assets			1.60%			2.20%
Net interest margin			3.80%			4.36%

(1) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.
(2) All yields and rates have been annualized on a 365 day year.

	Middleburg Financial Corporation
	Average Balances, Income and Expenses, Yields and Rates
	Three Months Ended June 30,
		2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$142,279	$1,112	3.13%	$100,118	$1,221	4.89%
Tax-exempt (1)	56,248	909	6.48%	65,100	1,131	6.97%
Total securities	$198,527	$2,021	4.08%	$165,218	$2,352	5.71%
Loans
Taxable	$709,042	$10,384	5.87%	$727,690	$12,870	7.09%
Tax-exempt (1)	-	-	-	1	-	0.00%
Total loans	$709,042	$10,384	5.87%	$727,691	$12,870	7.09%
Federal funds sold	-	-	-	31,720	14	0.18%
Interest on money market investments	-	-	-	-	-	-
Interest bearing deposits in
other financial institutions	47,566	28	0.24%	21,876	9	0.17%
Total earning assets	$955,135	$12,433	5.22%	$946,505	$15,245	6.46%
Less: allowances for credit losses	(9,956)			(8,499)
Total nonearning assets	92,346			81,352
Total assets	$1,037,525			$1,019,358

Liabilities:
Interest-bearing deposits:
Checking	$286,485	$579	0.81%	$247,303	$783	1.27%
Regular savings	77,173	188	0.98%	54,980	176	1.28%
Money market savings	51,683	107	0.83%	39,190	103	1.05%
Time deposits:
$100,000 and over	158,698	1,141	2.88%	132,288	1,046	3.17%
Under $100,000	151,141	1,062	2.82%	200,553	1,851	3.70%
Total interest-bearing deposits	$725,180	$3,077	1.70%	$674,314	$3,959	2.35%

Short-term borrowings	6,030	67	4.46%	21,003	191	3.65%
Securities sold under agreements
to repurchase	24,977	60	0.98%	20,559	3	0.06%
Long-term debt	55,375	488	3.53%	79,155	797	4.04%
Federal funds purchased	35	-	0.00%	-	-	-
Total interest-bearing liabilities	$811,597	$3,692	1.82%	$795,031	$4,950	2.50%
Non-interest bearing liabilities
Demand deposits	114,953			110,153
Other liabilities	6,328			10,828
Total liabilities	$932,878			$916,012
Non-controlling interest	2,671			2,851
Shareholders' equity	101,976			100,495
Total liabilities and shareholders'
equity	$1,037,525			$1,019,358

Net interest income		$8,741			$10,295

Interest rate spread			3.40%			3.96%
Interest expense as a percent of
average earning assets			1.55%			2.10%
Net interest margin			3.67%			4.36%

(1) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2) Income and yields include dividends on preferred bonds which are 70% excludable for tax purposes.
(2) All yields and rates have been annualized on a 365 day year.

Interest and fee income from loans decreased $5.0 million to $20.8 million for the six months ended June 30, 2010 compared to $25.8 million for the same period in 2009.  The tax equivalent weighted average yield of loans decreased 112 basis points from 7.17% for the six months ended June 30, 2009 to 6.05% for the six months ended June 30, 2010.

For the three months ended June 30, 2010, interest income from loans was $10.4 million compared to $12.9 million for the three months ended June 30, 2009.  The tax equivalent weighted average yield of loans decreased 122 basis points from 7.09% for the three months ended June 30, 2009 to 5.87% for the three months ended June 30, 2010.

Interest income from the securities portfolio and short-term investments decreased by $604,000 to $3.4 million for the six month period ended June 30, 2010 from $4.0 million for the six month period ended June 30, 2009.  For the six months ended June 30, 2010, the Company sold $37.4 million of securities and purchased $88.2 million of securities as part of a restructuring of the securities portfolio.  For the six months ended June 30, 2010, the tax equivalent yield on securities was 4.25% compared to 5.57% for the same period in 2009

For the three month period ended June 30, 2010, interest income from the securities portfolio decreased by $254,000 to $1.7 million compared to the same period in 2009.  The tax equivalent yield on securities for the three months ended June 30, 2010 decreased 163 basis points to 4.08% compared to 5.71% for the three months ended June 30, 2009.

Interest expense on deposits decreased $1.8 million to $6.3 million for the six months ended June 30, 2010, compared to $8.1 million for the same period in 2009.  The mix of demand and savings deposits versus time deposits changed slightly to 63.2% in demand and savings deposits, and 36.8% in time deposits at June 30, 2010.  At December 31, 2009, the mix was 62.6% in savings and demand deposits, versus 37.4% in time deposits.   For the six months ended June 30, 2010, average deposits increased $52.9 million to $822.9 million, compared to the same period in 2009.

Interest expense on deposits for the three months ended June 30, 2010, decreased $882,000 compared to the same period in 2009.  For the three months ended June 30, 2010, average deposits increased $55.7 million to $840.1 million, compared to the same period in 2009.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, increased $56,000 from $25,000 for the six months ended June 30, 2009 to $81,000 for the six months ended June 30, 2010.  Tredegar Institutional Select earns interest at a rate equal to approximately 90% of the Federal Home Loan Bank of Atlanta’s overnight rate.  Interest expense related to Federal funds purchased and short-term borrowings decreased $356,000 from $467,000 for the six months ended June 30, 2009 to $111,000 for the six months ended June 30, 2010. Interest expense related to long-term debt decreased $724,000 from $1.7 million for the six months ended June 30, 2009 to $926,000 for the six months ended June 30, 2010.

Interest expense for securities sold under agreements to repurchase increased to $61,000 for the three months ended June 30, 2010 from $3,000 for the three months ended June 30, 2009.  Interest expense related to Federal funds purchased and short-term borrowings decreased $124,000 from $191,000 for the three months ended June 30, 2009 to $67,000 for the three months ended June 30, 2010. Interest expense related to long-term debt decreased $309,000 from $797,000 for the three months ended June 30, 2009 to $488,000 for the three months ended June 30, 2010.

The net interest margin, on a tax equivalent basis, was 3.80% for the six months ended June 30, 2010 compared to 4.36% for the same period in 2009.  For the three months ended June 30, 2010, the net interest margin, on a tax equivalent basis, was 3.67% compared to 4.36% for the same three-month period in 2009.  The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded.  The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio.  Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense.  The tax rate utilized in calculating the tax benefit  is 34.0% for all periods presented.  The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to
Tax Equivalent Net Interest Income

	For the Six months ended
	June 30,
	2010	2009
GAAP measures:	(in thousands)
Interest Income – Loans	$20,829	$25,820
Interest Income - Investments & Other	3,427	4,031
Interest Expense – Deposits	6,251	8,115
Interest Expense - Other Borrowings	1,117	2,142
Total Net Interest Income	$16,888	$19,594
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	665	760
Total Tax Benefit Realized on Non-Taxable Interest Income	$665	$760
Total Tax Equivalent Net Interest Income	$17,553	$20,354

	For the Three months ended
	June 30,
	2010	2009
GAAP measures:	(in thousands)
Interest Income – Loans	$10,384	$12,870
Interest Income - Investments & Other	1,740	1,990
Interest Expense – Deposits	3,077	3,959
Interest Expense - Other Borrowings	615	991
Total Net Interest Income	$8,432	$9,910
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	309	385
Total Tax Benefit Realized on Non-Taxable Interest Income	$309	$385
Total Tax Equivalent Net Interest Income	$8,741	$10,295

The decrease in tax equivalent net interest margin was attributed to the decrease in average loan balances and a lower yield on both loans and investments from June 30, 2009 to June 30, 2010.  The

Company’s total average earning assets decreased $10.3 million when comparing the six months ended June 30, 2010 to the six months ended June 30, 2009, while the yield on average earnings assets decreased by 116 basis points when comparing the same periods.  Average balances in interest checking, regular savings and money market accounts increased by $81.2 million when comparing the six months ended June 30, 2010 to the same period in 2009.  The weighted average cost of these accounts for the six months ended June 30, 2010 and 2009 was .87% and 1.32%, respectively.  The average balance of certificates of deposits decreased $30.1 million when comparing the six months ended June 30, 2009 to the six months ended June 30, 2010.  The weighted average cost of the Company’s certificates of deposits decreased 62 basis points to 2.94% for the six months ended June 30, 2010.

When comparing the three months ended June 30, 2010 to the same period in 2009, the Company’s total average earning assets increased $8.6 million, while the yield on average earnings assets decreased by 124 basis points when comparing the same periods.  Average balances in interest checking, regular savings and money market accounts increased by $73.9 million when comparing the three months ended June 30, 2010 to the same period in 2009.  The weighted average cost of these accounts for the three months ended June 30, 2010 and 2009 was .84% and 1.24%, respectively.  The average balance of certificates of deposits decreased $23.0 million when comparing the three months ended June 30, 2010 to the three months ended June 30, 2009.  The weighted average cost of the Company’s certificates of deposits decreased 64 basis points to 2.84% for the three months ended June 30, 2010 versus the three months ended June 30, 2009.

Other Income

Other income includes, among other items, fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company and Middleburg Investment Advisors.  Other income also includes income from the Company’s 57.1% ownership interest in Southern Trust Mortgage, LLC.  Other income increased 0.1% to $11.1 million for six months ended June 30, 2010 compared to the same period in 2009.  Other income decreased 1.2% to $6.1 million for three months ended June 30, 2010 compared to the same period in 2009.

Commissions and fees from trust and investment advisory activities earned by Middleburg Trust Company (“MTC”) and Middleburg Investment Advisors (“MIA”) increased 6.4% to $1.7 million for the six month period ended June 30, 2010 compared to $1.6 million for the same period in 2009.   Trust and investment advisory fees are based primarily upon the market value of the accounts under administration/management.  Total consolidated assets under administration by MTC and MIA were at $1.2 billion at June 30, 2010, an increase of 4.5% relative to December 31, 2009 and an increase of 8.9% relative to June 30, 2009.  The Bank holds a large portion of its investment portfolio in custody with MTC.  MTC’s assets under administration were $821.1 million at June 30, 2010 and $771.5 million at December 31, 2009.  MIA’s assets under administration were $312.6 million at June 30, 2010 and $313.5 million at December 31, 2009.

Commissions and fees from trust and investment advisory activities increased 10.5% to $875,000 for the three month period ended June 30, 2010 compared to $792,000 for the same period in 2009.

Service charges on deposits decreased 3.8% to $909,000 for the six months ended June 30, 2010, compared to $945,000 for the six months ended June 30, 2009.  For the three months ended June 30, 2010, service charges on deposits decreased 4.5% to $468,000 compared to the same period in 2009.

The Company sold $37.3 million in securities and purchased $88.2 million in securities during the six months ended June 30, 2010.  The Company realized a net gain of $469,000 on the sale of securities in the six months ended June 30, 2010.  The Company has identified three other-than-temporarily impaired securities in its portfolio and has elected to recognize decreases in the fair market value of the security through earnings.  During the six months ended June 30, 2010, the Company recognized a loss of $248,000 related to the other-than-temporarily impaired securities.  For the six months ended June 30, 2009, a loss of $179,000 was recognized as a result of the impaired securities.

Commissions on investment sales increased 21.0% to $311,000 for the six months ended June 30, 2010, compared to $257,000 for the six months ended June 30, 2009.  For the three months ended June 30, 2010, commissions on investment sales decreased 2.9% to $167,000 compared to the three months ended June 30, 2009.

The revenues and expenses of Southern Trust Mortgage for the six and three months ended June 30, 2010 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Non-controlling Interest in Consolidated Subsidiary.”  Gains and fees on loans held for sale of $7.3 million, which were generated by Southern Trust Mortgage during the six months ended June 30, 2010, are being reported as part of consolidated other income, compared to $6.7 million for the same period in 2009.  Southern Trust Mortgage closed $337.7 million in loans during the six months ended June 30, 2010, compared to $561.1 for the same period in 2009.

Income earned from the Bank’s $15.3 million investment in Bank Owned Life Insurance (BOLI) contributed $255,000 and $130,000 to total other income for the six and three months ended June 30, 2010.  The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004, $485,000 in the second quarter of 2007, $453,000 in the fourth quarter of 2009, and $682,000 in the second quarter of 2010 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Other service charges, commissions and fees decreased 13.8% to $256,000 for the six months ended June 30, 2010, compared to $297,000 for the same period in 2009.

Other operating income decreased $4,000 to $179,000 for the six months ended June 30, 2010, compared to the same period in 2009.  For the three months ended June 30, 2010, other operating income increased 57.1% to $88,000 compared to the three months ended June 30, 2009.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total other expense decreased $642,000 from $24.9 million for the six months ended June 30, 2009 to $24.2 million for the six months ended June 30, 2010.  When taken as a percentage of total average assets, other expense decreased to 2.4% of total average assets for the six months ended June 30, 2010 versus 2.5% for the same period in 2009.  Total other expense decreased $753,000 from $13.0 million for the three months ended June 30, 2009 to $12.3 million for the three months ended June 30, 2010.

Salaries and employee benefits decreased $549,000 or 3.7% when comparing the six months ended June 30, 2010 to the six months ended June 30, 2009, primarily due to decreases in mortgage loan origination commissions and incentive pay accruals during the period.  For the three months ended June 30, 2010, salaries and employee benefits decreased $213,000 to $7.5 million.

Net occupancy expense increased by $144,000 or 4.9% from $3.0 million for the six months ended June 30, 2009 to $3.1 million for the six months ended June 30, 2010.  For the three months ended June 30, 2010, net occupancy expense decreased $75,000 or 4.8% to $1.5 million from June 30, 2009.  The year to date increase is the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities.   As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Other tax expense increased 36.9% to $397,000 for the six months ended June 30, 2010 from $290,000 for the six months ended June 30, 2009.  Other tax expense includes the state franchise tax paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax.  The tax is based on each subsidiary’s equity capital at January 1st, net of adjustments, respectively.  Total capital of Middleburg Bank increased 29.1% from January 1, 2009 to January 1, 2010, while total capital for Middleburg Trust Company increased 189.1% during the same period.

Advertising expense increased $63,000 to $428,000 for the six months ended June 30, 2010 compared to $365,000 for the six months ended June 30, 2009.  For the three months ended June 30, 2010, advertising expense was $248,000, compared to $216,000 for the three months ended June 30, 2009.

Other real estate owned expense decreased $955,000 to $505,000 for the six months ended June 30, 2010 compared to $1.5 million for the six months ended June 30, 2009.  For the three months ended June 30, 2010, other real estate owned expense decreased $354,000 to $295,000.  The decrease was due to a decrease in legal expenses related to foreclosure, valuation adjustments and fewer losses on the sales of these assets.

FDIC insurance expense increased $96,000 to $1.2 million for the six months ended June 30, 2010 compared to $1.1 million for the six months ended June 30, 2009.  For the three months ended June 30, 2010, FDIC insurance expense decreased $425,000 to $352,000. FDIC insurance premiums have increased due to the economic climate.  The FDIC has levied a one time special assessment on banks so the reserves can be restored in the deposit insurance fund.

Other expenses increased 18.6% or $471,000 to $3.0 million for the six months ended June 30, 2010 from $2.5 million for the six months ended June 30, 2009.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2010 was $10.1 million, or 1.5% of total portfolio loans, compared to $9.4 million, or 1.4% of total portfolio loans at June 30, 2009.  The provision for loan losses was $2.2 million for the six months ended June 30, 2010, compared to $2.6 million for the six months ended June 30, 2009. For the three months ended June 30, 2010, the provision for loan losses was $1.3 million, compared to $1.6 million for the same period in 2009.    For the six months ended June 30, 2010, net loan charge-offs totaled $1.3 million, compared to net loan charge-offs of $3.2 million for the same period in 2009.  There were $6.2 million in loans past due 90 days or more at June 30, 2010, compared to zero at June 30, 2009.  Non-performing loans were $12.2 million at June 30, 2010, compared to $13.0 million at June 30, 2009.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at June 30, 2010.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Non performing assets increased from $16.0 million or 1.6% of total assets at December 31, 2009 to $26.7 million or 2.5% of total assets as of June 30, 2010.  The increase in non performing assets during the six months ended June 30, 2010 was related to previously identified loans and was expected as we continue to work through the collection process for these loans.  The increase was primarily due to an increase in delinquent loans over 90 days and an increase in non-accrual loans.  Given the continued economic uncertainties, it is possible that we could experience further increases in non performing assets.

        The total balance of restructured loans at June 30, 2010 was $3.7 million of which $1.6 million represented loans performing as agreed to the restructured terms and $300,000 represented loans less than 90 days delinquent.  Approximately $2.0 million in restructured loan balances are included in the Company’s non-performing assets total as of June 30, 2010.  This compares with $2.1 million in non-performing restructured loans at December 31, 2009, a decrease of $81,000 or 3.9%.

Capital Resources

Total shareholders’ equity at June 30, 2010 and December 31, 2009 was $102.6 million and $100.3 million, respectively.  Total common shares outstanding at June 30, 2010 were 6,914,687.

At June 30, 2010, the Company’s tier 1 and total risk-based capital ratios were 13.4% and 14.6%, respectively, compared to 13.9% and 15.1% at December 31, 2009.  The Company’s leverage ratio was 10.2% at June 30, 2010 compared to 10.4% at December 31, 2009.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

During the six months ended June 30, 2010, the Company increased its cash liquidity position by investing the proceeds of maturities and principal payments of securities into interest-bearing deposits as a precaution against the economic uncertainties and the resulting volatility that occurred in the securities markets.  The Company has relied on wholesale funding and issued trust preferred securities to support its growth in the past.  The Company will continue to evaluate funding alternatives as necessary to support future growth.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines totaled $19.0 million, none of which were outstanding at June 30, 2010.  At June 30, 2010 and December 31, 2009, the Company had $23.2 million and $17.2 million, respectively, of outstanding borrowings pursuant to repurchase agreements.

The Company has a credit line in at the Federal Home Loan Bank of Atlanta with an available borrowing capacity of $225.8 million.  This line may be utilized for short and/or long-term borrowing.  The Company utilized the credit line for both overnight and long-term funding throughout the first six months of 2010.  Southern Trust Mortgage has a $25.0 million revolving line of credit with a regional bank, which is primarily used to fund its loans held for sale.  Middleburg Bank guarantees up to $10 million of borrowings on this line. At June 30, 2010, these lines had an outstanding balance of $8.9 million and are included in total short-term borrowings.  Short-term and long-term advances averaged $5.4 million and $50.8 million, respectively, for the six months ended June 30, 2010.

At June 30, 2010, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 39.8% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit decreased $15.1 million to $69.5 million at June 30, 2010 compared to $84.6 million at December 31, 2009.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $1.9 million at June 30, 2010.  This amount is a decrease from $2.0 million at December 31, 2009.

Contractual obligations increased $17.2 million to $87.3 million at June 30, 2010 compared to $70.1 million at December 31, 2009 excluding certificates of deposit and short-term borrowings.  This change resulted primarily from additional long term debt of $17.9 million assumed during the six months ended June 30, 2010.  Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the Company’s 2009 Form 10-K.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.  The model prepared for June 30, 2010 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  A parallel shift in rates over a 12-month period is assumed.  The following reflects the Company’s net interest income sensitivity analysis as of June 30, 2010 and December 31, 2009.

	Estimated Net Interest Income Sensitivity
Rate Change	As of June 30, 2010	As of December 31, 2009
+ 200 bp	(6.2%)	(11.5%)
- 200 bp	(6.5%)	(10.0%)

At June 30, 2010, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 6.2% on average.  For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could decrease by 6.5% on average.  While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

Since December 31, 2009, the Company’s balance sheet has grown by $85.0 million.  Increased deposits have provided the funding for the growth in the loan portfolio and liquid assets.  The Company’s interest rate profile is symmetrical for the next 12 months.  Based upon a June 30, 2010 simulation, the Company could expect an average negative impact to net interest income of $2.1 million over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $2.2 million over the next 12 months. The Company’s specific goal is to lower (where possible) the cost of its borrowed funds.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

3.1	Bylaws of Middleburg Financial Corporation (restated in electronic format as of April 28, 2010) (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 28, 2010).
10.1	Employment Agreement, dated April 28, 2010, by and between Middleburg
Financial Corporation and Gary R. Shook (incorporated by reference to Exhibit
10.1 of Form 8-K filed April 28, 2010).
10.2	Agreement, dated April 28, 2010, by and between Middleburg Financial
Corporation and Joseph L. Boling (incorporated by reference to Exhibit 10.2 of
Form 8-K filed April 28, 2010).
10.3	Executive Retirement Plan, as amended and restated through April 28, 2010
(incorporated by reference to Exhibit 10.3 of Form 8-K filed April 28, 2010).
10.4	Employment Agreement, dated May 7, 2010, by and between Middleburg
Financial Corporation and Raj Mehra (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 13, 2010).
10.5	Employment Agreement, dated May 7, 2010, by and between Middleburg
Financial Corporation and Arch A. Moore, III (incorporated by reference to
Exhibit 10.2 of Form 8-K filed May 13, 2010).

10.6	Supplemental Benefit Plan, as amended and restated effective May 7, 2010
(incorporated by reference to Exhibit 10.3 of Form 8-K filed May 13, 2010).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
§ 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2010	/s/ Gary R. Shook
Gary R. Shook
President & Chief Executive Officer

Date: August 9, 2010	/s/ Raj Mehra
Raj Mehra
Executive Vice President
& Chief Financial Officer

EXHIBIT INDEX

Exhibits

3.1	Bylaws of Middleburg Financial Corporation (restated in electronic format as of April 28, 2010) (incorporated by reference to Exhibit 3.1 of Form 8-K filed April 28, 2010).
10.1	Employment Agreement, dated April 28, 2010, by and between Middleburg
Financial Corporation and Gary R. Shook (incorporated by reference to Exhibit
10.1 of Form 8-K filed April 28, 2010).
10.2	Agreement, dated April 28, 2010, by and between Middleburg Financial
Corporation and Joseph L. Boling (incorporated by reference to Exhibit 10.2 of
Form 8-K filed April 28, 2010).
10.3	Executive Retirement Plan, as amended and restated through April 28, 2010
(incorporated by reference to Exhibit 10.3 of Form 8-K filed April 28, 2010).
10.4	Employment Agreement, dated May 7, 2010, by and between Middleburg
Financial Corporation and Raj Mehra (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 13, 2010).

10.5	Employment Agreement, dated May 7, 2010, by and between Middleburg
Financial Corporation and Arch A. Moore, III (incorporated by reference to
Exhibit 10.2 of Form 8-K filed May 13, 2010).
10.6	Supplemental Benefit Plan, as amended and restated effective May 7, 2010
(incorporated by reference to Exhibit 10.3 of Form 8-K filed May 13, 2010).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
§ 1350