Form 10-Q
period 2010-09-30
MIDDLEBURG FINANCIAL CORP
filed 2010-11-09
CIK 914138

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   6,935,511 shares of Common Stock as of November 2, 2010

MIDDLEBURG FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets:
Cash and due from banks	$23,371	$18,365
Interest-bearing deposits in banks	45,612	24,845
Securities available for sale, at fair value	242,056	172,699
Loans held for sale	77,452	45,010
Restricted securities, at cost	6,430	6,225
Loans, net of allowance for loan losses of $15,870 in 2010
and $9,185 in 2009	639,365	635,094
Premises and equipment, net	22,996	23,506
Goodwill and identified intangibles	6,403	6,531
Other real estate owned, net of valuation allowance of
$1,110 in 2010 and $1,121 in 2009.	8,142	6,511
Prepaid federal deposit insurance	5,505	6,923
Accrued interest receivable and other assets	34,132	30,665

Total assets	$1,111,464	$976,374

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$124,724	$106,459
Savings and interest-bearing demand deposits	421,119	397,720
Time deposits	351,097	301,469
Total deposits	$896,940	$805,648

Securities sold under agreements to repurchase	25,416	17,199
Short-term borrowings	21,875	3,538
Long-term debt	52,912	35,000
Subordinated notes	5,155	5,155
Accrued interest and other liabilities	7,736	6,475
Commitments and contingent liabilities	-	-
Total liabilities	$1,010,034	$873,015

Shareholders' Equity:
Common stock, par value $2.50 share, authorized 20,000,000 shares issued and outstanding at September 30, 2010 - 6,935,511 shares
issued and outstanding at December 31, 2009 - 6,909,293 shares	$17,289	$17,273
Capital surplus	42,930	42,807
Retained earnings	36,378	42,706
Accumulated other comprehensive income (loss), net	1,729	(2,474)
Total Middleburg Financial Corporation shareholders' equity	$98,326	$100,312

Non-controlling interest in consolidated subsidiary	3,104	3,047
Total shareholders' equity	$101,430	$103,359

Total liabilities and shareholders' equity	$1,111,464	$976,374

 See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Unaudited		Unaudited
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest and Dividend Income
Interest and fees on loans	$30,661	$37,793	$9,832	$11,973
Interest on securities available for sale
Taxable	3,194	3,622	1,166	1,159
Exempt from federal income taxes	1,914	2,248	621	774
Dividends	75	64	32	28
Interest on federal funds sold and other	99	95	36	37
Total interest and dividend income	$35,943	$43,822	$11,687	$13,971
Interest Expense
Interest on deposits	$9,410	$11,981	$3,160	$3,866
Interest on securities sold under agreements to repurchase	144	32	63	7
Interest on short-term borrowings	245	518	134	51
Interest on long-term debt	1,298	2,341	372	691
Total interest expense	$11,097	$14,872	$3,729	$4,615
Net interest income	$24,846	$28,950	$7,958	$9,356
Provision for loan losses	11,350	3,584	9,130	964
Net interest income (loss) after provision
for loan losses	$13,496	$25,366	$(1,172)	$8,392
Other Income
Trust and investment advisory fee income	$2,497	$2,402	$807	$813
Service charges on deposit accounts	1,396	1,419	487	474
Net gains (losses) on securities available for sale	757	1,345	288	275
Total other-than-temporary impairment loss on securities	(857)	(2,128)	(557)	(533)
Portion of gain (loss) recognized in other comprehensive income	117	(1,416)	169	-
Net other-than-temporary impairment loss	(974)	(712)	(726)	(533)
Commissions on investment sales	453	405	142	148
Bank owned life insurance	391	380	136	123
Gain on loans held for sale	11,621	8,577	5,147	2,407
Fees on loans held for sale	1,311	722	477	195
Other service charges, commissions and fees	353	400	97	103
Other operating income	221	235	42	52
Total other income	$18,026	$15,173	$6,897	$4,057
Other Expense
Salaries and employee benefits	$22,046	$21,855	$7,665	$6,925
Net occupancy expense of premises	4,651	4,404	1,557	1,454
Other taxes	598	438	201	148
Advertising	685	549	257	184
Computer operations	1,008	946	340	285
Other real estate owned	1,171	2,163	666	703
Audits and examinations	373	448	96	120
Legal fees	401	442	96	144
FDIC insurance	1,521	1,567	368	510
Other operating expenses	6,142	3,944	3,141	1,432
Total other expense	$38,596	$36,756	$14,387	$11,905

Income (Loss) before income taxes	$(7,074)	$3,783	$(8,662)	$544
Income tax expense / (benefit)	(3,135)	69	(3,297)	(92)
Net income (loss)	$(3,939)	$3,714	$(5,365)	$636
Less: Net (income) loss attributable to non-controlling interest	(311)	(1,307)	(423)	(26)
Net income (loss) attributable to Middleburg Financial Corporation	$(4,250)	$2,407	$(5,788)	$610
Amortization of discount on preferred stock	-	26	-	10
Dividend on preferred stock	-	733	-	275
Net income (loss) available to common shareholders	$(4,250)	$1,648	$(5,788)	$325

Net income (loss) per common share, basic	$(0.61)	$0.32	$(0.83)	$0.05
Net income (loss) per common share, diluted	$(0.61)	$0.32	$(0.83)	$0.05
Dividends common per share	$0.30	$0.48	$0.10	$0.10
See Accompanying Notes to Consolidated Financial Statements

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine months ended September 30, 2010 and 2009
(In Thousands, Except Share Data)
(Unaudited)

	Middleburg Financial Corporation Shareholders
					Accumulated
					Other			Total
	Preferred	Common	Capital	Retained	Comprehensive	Comprehensive	Noncontrolling	Comprehensive
	Stock	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Interest	Income (Loss)	Total
Balances - December 31, 2008	$-	$11,336	$23,967	$43,555	$(3,181)		$1,928		$77,605
Comprehensive income
Net income				2,407		$2,407	1,307	$3,714	3,714
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of taxes of $1,201)					2,331	2,331		2,331	2,331
Reclassification adjustment (net of taxes $457)					(888)	(888)		(888)	(888)
Other comprehensive loss, related to securities
for which other-than-temporary impairment
has been recognized in earnings (net of taxes
of $481)					(935)	(935)		(935)	(935)
Reclassification adjustment (net of taxes of $242)					470	470		470	470
Total other comprehensive income					978	978	-	$978	978
Total comprehensive income						$3,385	1,307	$4,692	4,692
Cash dividends declared:
Common Stock				(2,264)					(2,264)
Preferred Stock				(596)					(596)
Distributions to non-controlling interest							(442)		(442)
Share-based compensation			86						86
Issuance of preferred stock and related warrants	21,571		429						22,000
Amortization of preferred stock discount	26			(26)					-
Issuance of common stock (2,367,526 shares)		5,919	18,221						24,140
Balances - September 30, 2009	$21,597	$17,255	$42,703	$43,076	$(2,203)		$2,793		$125,221

Balances - December 31, 2009	$-	$17,273	$42,807	$42,706	$(2,474)		$3,047		$103,359
Comprehensive income (loss)
Net loss				(4,250)		$(4,250)	311	$(3,939)	(3,939)
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of taxes of $2,051)					3,983	3,983		3,983	3,983
Reclassification adjustment (net of taxes $257)					(500)	(500)		(500)	(500)
Other comprehensive income, related to securities
for which other-than-temporary impairment
has been recognized in earnings (net of taxes
of $40)					77	77		77	77
Reclassification adjustment (net of taxes of $331)					643	643		643	643
Total other comprehensive income					4,203	4,203	-	$4,203	4,203
Total comprehensive income (loss)						$(47)	311	$264	264
Cash dividends declared				(2,078)					(2,078)
Exercise of stock options (2,750 shares)		7	22						29
Restricted stock awards (3,650 shares)		9	(9)						-
Distributions to non-controlling interest							(254)		(254)
Share-based compensation		-	110						110
Balances - September 30, 2010	$-	$17,289	$42,930	$36,378	$1,729		$3,104		$101,430

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Unaudited
	For the Nine Months Ended
	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,939)	$3,714
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	11,350	3,584
Depreciation and amortization	1,323	1,404
Equity in distributions in excess of undistributed earnings of affiliate	145	71
Valuation adjustment on other real estate owned	760	1,556
Net loss on sale of other real estate owned	185	91
Premium amortization and discount (accretion) on securities, net	1,583	197
Net gain on securities available for sale	(757)	(1,345)
Other than temporary impairment loss	974	712
Originations of loans held for sale	(555,310)	(755,883)
Proceeds from sales of loans held for sale	534,489	767,935
Net gain on loans held for sale	(11,621)	(8,577)
Net (gain) loss on disposal of premises and equipment	(7)	1
Earning on bank-owned life insurance	(391)	(380)
Share-based compensation	110	86
Decrease in prepaid FDIC insurance	1,418	-
Increase in other assets	(4,835)	(760)
Increase (decrease) in other liabilities	1,261	(27)
Net cash provided by (used in) operating activities	$(23,262)	$12,379
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity, principal paydowns and
calls of securities available for sale	$39,656	$20,258
Proceeds from sale of securities available for sale	56,502	79,908
Purchase of securities available for sale	(161,152)	(84,984)
Proceeds from sale of other real estate owned	1,049	1,375
Net decrease (increase) in loans	(19,247)	11,536
Purchases of bank-owned life insurance	(682)	-
Purchase of premises and equipment	(546)	(965)
Net cash provided by (used in) investing activities	$(84,420)	$27,128
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	$41,664	$75,632
Net increase (decrease) in certificates of deposits	49,628	(32,786)
Increase (decrease) in securities sold under agreements to repurchase	8,217	(2,870)
Net increase (decrease) in short-term borrowings	18,337	(33,832)
Proceeds from long-term debt	17,912	-
Payments on long-term debt	-	(41,000)
Distributions by subsidiary to non-controlling interest	(254)	(442)
Cash dividends paid on preferred stock	-	(596)
Cash dividends paid on common stock	(2,078)	(2,273)
Exercise of stock options	29	-
Issuance of common stock	-	24,140
Issuance of preferred stock	-	22,000
Net cash provided by financing activities	$133,455	$7,973
Increase in cash and cash equivalents	$25,773	$47,480
CASH AND CASH EQUIVALENTS
Beginning	43,210	35,380
Ending	$68,983	$82,860
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$11,144	$15,505
Income taxes	-	854
SUPPLEMENTAL DISCLOSURES FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	6,367	1,482
Transfer of loans to other real estate owned	3,625	3,962

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

Note 1.                                General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009, and, changes in shareholders’ equity and cash flows for the nine months ended September 30, 2010 and 2009, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued.

On October 27, 2010, the Company and David L. Sokol entered into the First Amendment to Stock Purchase Agreement (the “First Amendment”), amending the Stock Purchase Agreement, dated March 27, 2009, between the Company and Mr. Sokol (the “Original Agreement”).  The Original Agreement provided, among other things, that Mr. Sokol could not beneficially own, individually or through an affiliated group or entity, more than 20% of the Company’s common stock without the prior consent of the Company’s board of directors. The First Amendment increased this beneficial ownership limitation from 20% to 30%. The First Amendment does not otherwise amend the Original Agreement. As of September 30, 2010, Mr. Sokol beneficially owned approximately 19.84% of the outstanding common stock of the Company.  A copy of the First Amendment is included as Exhibit 10.1 to the Company’s current Report on Form 8-K filed on October 28, 2010.

  Management has concluded there were no additional material subsequent events to be disclosed at this time.

Note 2.                                Stock–Based Compensation Plan

As of September 30, 2010, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan.  Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company.  The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

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

Additionally, 2,803 shares of service-based restricted stock were issued to certain executive officers on May 1, 2010.  Of these shares, 1,430 vest on a graduated basis as discussed above.  The remaining 1,373 shares will vest at 100% on May 1, 2011.

  The Company recognized $110,000 for stock-based compensation expenses for the nine months ended September 30, 2010.

The following table summarizes stock options awarded under the 2006 Equity Compensation Plan and remaining unexercised options under the 1997 Stock Incentive Plan at the end of the reporting period.

	September 30, 2010
		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding at beginning of year	184,208	$19.34
Granted	--	--
Exercised	(2,750)	10.63
Forfeited	--	--
Outstanding at end of period	181,458	$19.47	$ --

As of the end of the reporting period, 127,677 options were vested and exercisable representing 109,750 shares issued under the original 1997 plan and 17,927 vested options under the 2006 Plan.  At September 30, 2010 the weighted average exercise price of these stock options was greater than the aggregate market price.  The weighted average remaining contractual term for unexercised stock options at September 30, 2010 was 2.83 years.  As of September 30, 2010 there was $82,000 of total unrecognized compensation expense related to stock option awards under the 2006 Equity Compensation Plan.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

	September 30, 2010
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning of year	23,830	$19.97
Granted	27,243	14.29
Vested	(3,650)	26.30
Forfeited	(3,197)	32.30
Non-vested at end of period	44,226	$15.06	$ 622,702

The weighted average remaining contractual term for non-vested restricted stock at September 30, 2010 was 1.79 years.  As of September 30, 2010, there was $617,180 of total unrecognized compensation expense related to the non-vested restricted stock awards under the 2006 Equity Compensation Plan.

Note 3.                                Securities

Amortized costs and fair values of securities available for sale at September 30, 2010 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	Value
	(In Thousands)

U.S. Treasury securities	$1,001	$1	$-	$1,002
U.S. government agency
securities	1,926	31	(2)	1,955
Obligations of states and
political subdivision	64,751	1,805	(43)	66,513
Mortgage-backed securities:
Agency	141,325	1,940	(159)	143,106
Non-agency	19,404	175	(113)	19,466
Corporate preferred stock	39	-	(5)	34
Corporate Bonds	9,609	10	-	9,619
Trust preferred securities	1,382	-	(1,021)	361

Total	$239,437	$3,962	$(1,343)	$242,056

Amortized costs and fair values of securities available for sale at December 31, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	Value
		(In Thousands)

U.S. Treasury securities	$3,084	$3	$-	$3,087
Obligations of states and
political subdivision	70,586	228	(1,770)	69,044
Mortgage-backed securities:
Agency	89,933	949	(642)	90,240
Non-agency	10,348	38	(447)	9,939
Corporate preferred stock	39	-	(5)	34
Trust preferred securities	2,457	4	(2,106)	355

Total	$176,447	$1,222	$(4,970)	$172,699

The amortized cost and fair value of securities available for sale as of September 30, 2010, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	September 30, 2010
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$1,426	$1,430
Due after one year through five years	9,582	9,728
Due after five years through ten years	35,571	36,335
Due after ten years	30,708	31,596
Mortgage-backed securities	160,729	162,572
Corporate preferred stock	39	34
Other	1,382	361
Total	$239,437	$242,056

Proceeds from the sale of securities during the quarter ended September 30, 2010 were $19,157,000 and net gains of $288,000 were realized on those sales.  Additionally, $726,000 in losses were recognized for impaired securities during the quarter.  The tax benefit applicable to these net realized losses of $438,000 amounted to $149,000.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $79,587,000 at September 30, 2010.

At September 30, 2010, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
U.S. government agency securities	$122	$(2)	$--	$--	$122	$(2)
Obligations of states
and political subdivisions	--	--	4,573	(43)	4,573	(43)
Mortgage-backed securities:
Agency	18,181	(159)	--	--	18,181	(159)
Non-agency	10,971	(113)	--	--	10,971	(113)
Corporate preferred stock	--	--	33	(5)	33	(5)
Other	--	--	361	(1,021)	361	(1,021)
Total temporarily
impaired securities	$29,274	$(274)	$4,967	$(1,069)	$34,241	$(1,343)

At December 31, 2009, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
	(In thousands)
Obligations of states
and political subdivisions	$31,312	$(639)	$20,143	$(1,131)	$51,455	$(1,770)
Mortgage-backed securities:
Agency	44,590	(642)	--	--	44,590	(642)
Non-agency	6,601	(447)	--	--	6,601	(447)
Corporate preferred stock	--	--	34	(5)	34	(5)
Other	--	--	252	(2,106)	252	(2,106)
Total temporarily
impaired securities	$82,503	$(1,728)	$20,429	$(3,242)	$102,932	$(4,970)

A total of 31 securities have been identified by the Company as temporarily impaired at September 30, 2010.  Of the 31 securities, 30 are investment grade and 1 is speculative grade.  Agency, non-agency mortgage-backed securities, and municipal securities make up the majority of temporarily impaired securities at September 30, 2010.  The speculative grade security is an asset backed security that is collateralized by trust preferred issuances of financial institutions.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales are anticipated or required as of September 30, 2010.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Trust preferred securities

Trust preferred securities were evaluated within the scope of EITF 99-20 (ASC 320 Investments – Debt and Equity Securities) for potential impairment. The Company reviews current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected.  The Company considers the structure and term of the pool and the financial condition of the underlying issuers.  Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes.  Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information.  The Company analyzed the cash flow characteristics of these securities.

All of the pooled trust preferred securities in the Company’s portfolio have floating rate coupons. In performing the present value analysis of expected cash flows, we incorporate expected deferral and default rates. The deferral/default assumptions for each pooled trust preferred security were developed by reviewing the underlying collateral or issuing banks. The present value of expected future cashflows is discounted at the effective purchase yield, which in the case of the floating rate securities is equal to the

credit spread at time of purchase plus the current 3-month LIBOR rate.    We then compare the present value to the current book value for purposes of determining if there is an other-than-temporary impairment (“OTTI”).  The discount rate used to determine OTTI for all periods is the effective purchase yield or the credit spread at time of purchase plus the 3-month LIBOR rate.

The Company reviewed the list of issuers underlying each trust preferred security as of September 30, 2010, and ranked each bank in order of expectations for future defaults and deferrals. We reviewed data on each bank such as earnings, capital ratios, credit metrics and loan loss reserves. We then assigned a default rate to each ranking, then the default rates were applied to each bank that was performing as of the reporting date.  Finally, we summed the defaults and divided by the total remaining performing collateral in each pool. For PreTSL IV, the default rate was 50 basis points, for PreTSL V, the default rate was 75 basis points, for PreTSL XXII, the default rate was 40 basis points and for MM Community Funding I, the default rate was 1.50%.

In connection with the preparation of the financial statements included in this Form 10-Q and using the evaluation procedures described above, the Company identified five other than temporarily impaired securities within its portfolio.  During the nine months ended September 30, 2010, the Company recognized credit related impairment losses of $974,000 compared to $712,000 for the nine months ended September 30, 2009 related to these securities.

The following table provides further information on the Company’s trust preferred securities that are considered other than temporarily impaired as of September 30, 2010 (in thousands):

						Cumulative	Amount
		Current				Other	of OTTI	(1)	(2)		Expected
		Moody's	Par	Book	Fair	Comprehensive	Related to	Excess	Inst.	Deferrals/	Default	Expected	Lag
Security	Class	Rating	Value	Value	Value	(Income) Loss	Credit Loss	Subord.	Perf.	Defaults	Rate	Recovery	Years
MM Community Funding I	A	Ca	208	208	156	$52	--	126.56%	8	25.32%	1.50%	15%	2
MM Community Funding I	B	Ca	$1,000	$238	$56	$182	$762	-68.79%	8	25.32%	1.50%	15%	2
MM Community Funding I	B	Ca	1,000	$238	56	182	762	-68.79%	8	25.32%	1.50%	15%	2
PreTSL XXII	D	C	1,979	--	--	--	284	-32.40%	65	28.60%	0.40%	15%	2
Pre TSL V	Mez	Ba3	691	454	69	385	238	-4.92%	2	43.10%	0.75%	15%	2
			$4,878	$1,138	$337	$801	$2,046

(1) Excess subordination. See explanation in text below tables.
(2) Number of institutions in class performing.

The Company also has the following investment in a trust preferred security not considered other than temporarily impaired as of September 30, 2010 (in thousands):

						Cumulative
		Current				Other		(1)		Expected
	Tranche	Moody's	Par	Book	Fair	Comprehensive	Institutions	Excess	Deferrals/	Default	Expected	Lag
Security	Level	Rating	Value	Value	Value	Loss	Performing	Subord.	Defaults	Rate	Recovery	Years
PreTSL IV	Mez	Ca	$244	$244	$24	$220	4	19.14%	27.10%	0.50%	15%	2

			$244	$244	$24	$220

(1) Excess subordination. See explanation in text below tables.

Both of the preceding tables present data on the excess subordination existing in each of the trust preferred issuances included in the Company’s investment portfolio.  Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class owned by the Company. Negative excess subordination indicates that there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to the classes owned by the Company.

The credit deferral/default assumptions utilized in the Company’s OTTI analysis methodology and included in the above tables considers specific collateral underlying each trust preferred security.

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

OTTI Credit Losses Recognized in Earnings
Rollforward

Amount recognized through December 31, 2009	$1,072
Additions related to initial impairments	237
Additions related to subsequent impairments	737

Net impairment losses recognized in earnings through September 30, 2010	$2,046

At September 30, 2010, the Company concluded that no other adverse change in cash flows occurred during the quarter and did not consider any other securities other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell these securities and it is  more likely than not the Company will not be required to sell these securities before recovery of amortized cost basis, which may be at maturity; and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other-than-temporarily impaired at September 30, 2010.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future.

Note 4.                                Loan Portfolio

The following table presents the composition of the consolidated loan portfolio by loan type as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Outstanding	Percent of	Outstanding	Percent of
	Balance	Total	Balance	Total
	(In Thousands)	Portfolio	(In Thousands)	Portfolio
Commercial, financial and agricultural	$42,394	5.79%	$43,367	6.29%
Real estate construction	70,851	9.67%	72,934	10.58%
Real estate mortgage 1 - 4 family residential	260,201	35.51%	267,713	38.84%
Other real estate loans	269,498	36.78%	243,220	35.29%
Consumer loans	12,154	1.66%	16,907	2.45%
Mortgages held for sale	77,452	10.57%	45,010	6.53%
All other loans	137	0.02%	138	0.02%
Total Loans	$732,687	100.00%	$689,289	100.00%
Less: Allowance for loan losses	15,870		9,185
Net Loans	$716,817		$680,104
Less loans held for sale	77,452		45,010
Net portfolio loans	$639,365		$635,094

The following table summarizes impaired loans:

	September 30,	December 31,
	2010	2009
	(In Thousands)
Impaired loans for which,
A specific allowance has been provided	$20,010	$12,282
A specific allowance has not been provided	11,462	10,441
Total impaired loans	$31,472	$22,723
Allowance provided for impaired loans,
included in the allowance for loan losses	$7,277	$1,731
Average balance of impaired loans	$26,357	$22,740
Interest income recognized	$784	$1,225

There were $388,000 and $908,000 in loans 90 days past due and still accruing interest on September 30, 2010 and December 31, 2009, respectively.

Note 5.                                Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses:

	September 30,	December 31,
	2010	2009
	(In Thousands)
Balance at January 1	$9,185	$10,020
Provision charged to operating expense	11,350	4,551
Recoveries added to the allowance	119	98
Loan losses charged to the allowance	(4,784)	(5,484)
Balance at the end of the period	$15,870	$9,185

Note 6.                      Earnings (Loss) Per Share

The following table shows the weighted average number of common shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	Nine months ended
	September 30, 2010		September 30, 2009
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings (loss) per share	6,931,239	$(0.61)	5,208,624	$0.32
Effect of dilutive securities:
stock options and grants	0		1,993
Diluted earnings (loss) per share	6,931,239	$(0.61)	5,210,617	$0.32

	Three months ended
	September 30, 2010		September 30, 2009
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings (loss) per share	6,934,366	$(0.83)	6,256,800	$0.05
Effect of dilutive securities:
stock options and grants	0		2,578
Diluted earnings (loss) per share	6,934,366	$(0.83)	6,259,378	$0.05

The following table shows earnings available to common shareholders used in computing earnings per share.

	For the Nine Months
(In Thousands)	Ended September 30,
	2010	2009
Net income (loss)	$(3,939)	$3,714
Net (income) attributable to non-controlling interest	(311)	(1,307)
Net income (loss) attributable to Middleburg Financial Corporation	$(4,250)	$2,407
Less: dividends to preferred shareholders	--	(733)
Less: amortization of discount on preferred stock	--	(26)
Net income (loss) available to common shareholders	$(4,250)	$1,648

At September 30, 2010 and 2009, stock options, restricted grants and warrants representing 225,684 and 284,110 shares, respectively, were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

The following table presents segment information for the nine months ended September 30, 2010 and 2009, respectively.

	For the Nine Months Ended					For the Nine Months Ended
	September 30, 2010					September 30, 2009

	Retail	Wealth	Mortgage	Intercompany		Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$35,075	$7	$1,809	$(948)	$35,943	$37,020	$5	$7,766	$(969)	$43,822
Trust and investment advisory
fee income	-	2,546	-	(49)	2,497	-	2,862		(55)	2,807
Other income	2,065	445	13,026	(7)	15,529	2,860	-	9,600	(94)	12,366

Total operating income	37,140	2,998	14,835	(1,004)	53,969	39,880	2,867	17,366	(1,118)	58,995

Expenses:
Interest expense	10,854	-	1,204	(961)	11,097	14,359	-	1,482	(969)	14,872
Salaries and employee benefits	9,729	2,332	9,985	-	22,046	10,017	2,245	9,593		21,855
Provision for loan losses	11,122	-	228	-	11,350	3,673	-	(89)		3,584
Other	13,063	766	2,764	(43)	16,550	10,581	1,136	3,333	(149)	14,901

Total operating expenses	44,768	3,098	14,181	(1,004)	61,043	38,630	3,381	14,319	(1,118)	55,212

Income / (Loss) before income taxes
and non-controlling interest	(7,628)	(100)	654	-	(7,074)	1,250	(514)	3,047	-	3,783
Income tax expense (benefit)	(3,171)	36	-	-	(3,135)	201	(132)	-	-	69
Net income / (loss)	(4,457)	(136)	654	-	(3,939)	1,049	(382)	3,047	-	3,714
Non-controlling interest in
(income)/loss of consolidated subsidiary		-	(311)	-	(311)	-	(1,307)	-	-	(1,307)
Net income / (loss) attributable to
Middleburg Financial Corporation	$(4,457)	$(136)	$343	$-	$(4,250)	$1,049	$(1,689)	$3,047	$-	$2,407

Total assets	$1,079,410	$15,677	$88,905	$(72,528)	$1,111,464	$1,007,416	$6,315	$48,813	$(64,767)	$997,777
Capital expenditures	$508	$13	$25	$-	$546	$923	$10	$32	$-	$965
Goodwill and other intangibles	$-	$4,536	$1,867	$-	$6,403	$-	$4,707	$1,867	$-	$6,574

The following table presents segment information for the three months ended September 30, 2010 and 2009, respectively.

	For the Three Months Ended					For the Three Months Ended
	September 30, 2010					September 30, 2009

	Retail	Wealth	Mortgage	Intercompany		Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$11,706	$3	$343	(365)	$11,687	$12,423	$1	$1,899	$(352)	$13,971
Trust and investment advisory
fee income	-	855	-	(48)	807	-	980	-	(19)	961
Other income	385	156	5,573	(24)	6,090	465	-	2,699	(68)	3,096

Total operating income	12,091	1,014	5,916	(437)	18,584	12,888	981	4,598	(439)	18,028

Expenses:
Interest expense	3,595	-	514	(380)	3,729	4,565	-	402	(352)	4,615
Salaries and employee benefits	3,151	794	3,720	-	7,665	3,179	760	2,986	-	6,925
Provision for loan losses	9,120	-	10	-	9,130	1,156	-	(192)	-	964
Other	5,904	82	793	(57)	6,722	3,359	368	1,340	(87)	4,980

Total operating expenses	21,770	876	5,037	(437)	27,246	12,259	1,128	4,536	(439)	17,484

Income / (Loss) before income taxes
and non-controlling interest	(9,679)	138	879	-	(8,662)	629	(147)	62	-	544
Income tax expense (benefit)	(3,357)	60	-	-	(3,297)	(62)	(30)	-	-	(92)
Net income / (loss)	(6,322)	78	879	-	(5,365)	691	(117)	62	-	636
Non-controlling interest in
(income)/loss of consolidated subsidiary	-	-	(423)	-	(423)	-	-	(26)	-	(26)
Net income / (loss) attributable to
Middleburg Financial Corporation	$(6,322)	$78	$456	$-	$(5,788)	$691	$(117)	$36	$-	$610

Total assets	$1,079,410	$15,677	$88,905	$(72,528)	$1,111,464	$1,007,416	$6,315	$48,813	$(64,767)	$997,777
Capital expenditures	$78	$1	$4	$-	$83	$463	$-	$18	$-	$481
Goodwill and other intangibles	$-	$4,536	$1,867	$-	$6,403	$-	$4,707	$1,867	$-	$6,574

Note 8.                                Defined Benefit Pension Plan

The table below reflects the components of the Net Periodic Benefit Cost related to the Company’s defined benefit pension plan.

	Nine months ended September 30,
	2010	2009
	(In Thousands)

Service cost	$--	$654
Interest cost	240	317
Expected return on plan assets	(291)	(246)
Amortization of prior service cost	--	(1)
Amortization of net loss	--	96
Net periodic benefit cost (income)	$(51)	$820

	Three months ended September 30,
	2010	2009
	(In Thousands)

Service cost	$--	$218
Interest cost	80	105
Expected return on plan assets	(97)	(82)
Amortization of net loss	--	32
Net periodic benefit cost (income)	$(17)	$273

       The Company contributed $6,000 to its pension plan in January 2010.  The defined benefit pension plan was suspended as of September 30, 2009 and the Company does not expect to make significant additional contributions to the plan.  Additionally, a $50,000 restructuring charge was taken during the quarter ended September 30, 2010 related to expenditures to be made in connection with the termination of the Company’s defined benefit pension plan.

Note 9.                                Capital Purchase Program and Stock Offerings

During 2009, the Company participated in the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 and issued 22,000 shares of preferred stock to the Treasury as well as a warrant (“the Warrant”) to purchase 208,202 shares of the Company’s common stock at an initial exercise price of $15.85 per share.  As a result of the completion of the Company’s public stock offering in August 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101.  On December 23, 2009, the Company redeemed all of the shares of preferred stock issued to the Treasury.  Pursuant to the purchase agreement with the Treasury, the Company may repurchase the Warrant now that it has fully redeemed its Preferred Stock.  The price for the purchase of the Warrant is subject to negotiation and there can be no assurance that the Warrant will be repurchased.  At this time, the Company has not repurchased the Warrant and the Warrant remains outstanding to the Treasury.  The Company expects that the warrant will be sold by the U.S. Treasury at public auction.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010.

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balances as of	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2010	(Level I)	(Level II)	(Level III)
		(in thousands)
Assets:
U.S. Treasury securities	$1,002	$-	$1,002	$-
U.S. government agency
securities	1,955		1,955
Obligations of states and
political subdivision	66,513		63,181	3,332
Mortgage-backed securities:
Agency	143,106		142,864	242
Non-agency	19,466		19,466
Corporate preferred stock	34		34
Corporate bonds	9,619		9,619
Trust preferred securities	361		361

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balances as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level I)	(Level II)	(Level III)
		(in thousands)
Assets:
U.S. Treasury securities	$3,087	$-	$3,087	$-
U.S. government agency
securities	-
Obligations of states and
political subdivision	69,044		65,937	3,107
Mortgage-backed securities:
Agency	90,240		90,231	9
Non-agency	9,939		9,939
Corporate preferred stock	34		34
Corporate bonds	104		104
Trust preferred securities	251		251

The table below presents reconciliation and statements of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the nine months ended September 30, 2010:

Available for Sale Securities
(In Thousands)

Balance, December 31, 2009	$3,116
Total realized and unrealized gains (losses):
Included in earnings	--
Included in other comprehensive income	225
Purchases, sales, issuances and settlements, net	233
Transfers in and (out) of Level III	--
Balance September 30, 2010	$3,574

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2010.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of income.

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

When collateral-dependent loans are performing in accordance with the original terms of their contract, the Company continues to use the appraisal that was done at origination as the basis for the collateral value.  When collateral-dependent loans are considered non-performing, they are assessed to determine the next appropriate course of action:  either foreclosure or modification with forbearance agreement.  The loans would then be re-appraised prior to foreclosure or before a forbearance agreement is executed.  Thereafter, collateral for loans under a forbearance agreement may be re-appraised as the circumstances warrant.  This process does not vary by loan type.

For the purpose of the evaluation of the adequacy of our allowance for loan losses, new appraisals are discounted 10% for selling costs when determining the amount of the specific reserve.  Thereafter, for collateral dependent impaired loans, we consider each loan on a case-by-case basis to determine whether or not the recorded values are appropriate given current market conditions.  When warranted, new appraisals are obtained.

For real estate-secured loans, if the Company doesn’t have a useable appraisal a new one is ordered to determine fair value.  If the loan is secured by assets other than real estate and an appraisal is neither available nor feasible, the loan is treated as unsecured.

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period ended September 30, 2010.

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level II)	(Level III)
		(in thousands)
Assets:
Impaired loans	$12,733	$--	$1,481	$11,252
Mortgages held for sale	$77,452	$--	$77,452	$--

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

Other Real Estate Owned

The value of other real estate owned (“OREO”) is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser independent of the Company using observable market data (Level II).  For other real estate owned properties, the Company’s policy is to obtain “as-is” appraisals on an annual basis as opposed to “as-completed” appraisals.  This approach provides current values without regard to completion of any construction or renovation that may be in process on OREO properties.  Accordingly, the Company considers the valuations to be Level II valuations even though some properties may be in process of renovation or construction.  As of September 30, 2010, the Company had 2 OREO properties considered to be in construction with a carrying value of approximately $1.9 million.

For the purpose OREO valuations, appraisals are discounted 10% for selling and holding costs and it is the policy of the Company to obtain annual appraisals for properties held in OREO.

Any fair value adjustments are recorded in the period incurred as loss on other real estate owned on the consolidated statements of income.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period ended September 30, 2010.

Fair Value Measurements at September 30, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2010	(Level I)	(Level II)	(Level III)
(in thousands)
Assets:
Other real estate owned	$ 8,142	$ --	$ 8,142	$ --

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

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

September 30, 2010		December 31, 2009
Carrying	Fair	Carrying	Fair
Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$68,983	$68,983	$43,210	$43,210
Securities	242,056	242,056	172,699	172,699
Loans - portfolio	639,365	640,263	635,094	648,454
Loans - held for sale	77,452	77,452	45,010	45,010
Accrued interest receivable	3,479	3,479	3,842	3,842

Financial liabilities:
Deposits	$896,940	$893,900	$805,648	$812,080
Securities sold under agreements
to repurchase	25,416	25,416	17,199	17,199
Short-term debt	21,875	21,875	3,538	3,538
Long-term debt	52,912	54,245	35,000	35,078
Trust preferred capital notes	5,155	5,285	5,155	5,167
Accrued interest payable	1,448	1,448	1,495	1,495

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

Note 11.                      Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures will be required for periods beginning on or after December 15, 2010.  The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.”  This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.”  This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at September 30, 2010 and results of operations of the Company for the three months and the nine months ended September 30, 2010 and 2009 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2009 Form 10-K.  It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Southern Trust Mortgage generates fees from the origination and sale of mortgage loans. Southern Trust Mortgage also maintains a real estate construction portfolio and receives interest and fee income from these loans, which, net of interest expense, is included in net interest income.

Net income available to common shareholders for the nine months ended September 30, 2010 decreased to a loss of $4.3 million from net income of $1.6 million for the nine months ended September 30, 2009.  Annualized return on total average assets for the nine months ended September 30, 2010 was   -0.5%, compared to 0.3% for the same period in 2009.  Annualized return on total average equity of Middleburg Financial Corporation, which excludes the non-controlling interest in Southern Trust Mortgage, for the nine months ended September 30, 2010 was -5.5%, compared to 3.1% for  the same  period in 2009.  The 2009 results included preferred stock outstanding at September 30, 2009.  The Company recognized losses in its loan portfolio resulting in net charge-offs against the reserves for loan losses of $4.7 million during the nine months ended September 30, 2010.  As a result of the evaluation of the adequacy of the reserve for loan losses, the Company increased its reserve for loan losses by $6.7 million, during the nine months ended September 30, 2010.  The provision for loan losses was $11.4 million for the nine months ended September 30, 2010.

Total interest income decreased $7.9 million or 18.0%, for the nine months ended September 30, 2010, when compared to the same period in 2009.  Interest and fees on loans decreased 19.0% for the nine months ended September 30, 2010 to $30.7 million, compared to $37.8 million for the same period in 2009.  Total interest expense was $11.1 million for the nine months ended September 30, 2010, compared to $14.9 million for the nine months ended September 30, 2009, a decrease of 25.4%. Interest expense on deposits for the nine months ended September 30, 2010 decreased $2.6 million when compared to the same period in 2009 while interest bearing deposits increased $73.0 million or 10.4% during the nine months ended September 30, 2010, compared to December 31, 2009.  Total other income increased $2.9 million to $18.0 million for the nine months ended September 30, 2010, when compared to the same period in 2009.  Total other expense was $38.6 million for the nine months ended September 30, 2010 compared to $36.7 million for the same period in 2009.

Net income available to common shareholders for the three months ended September 30, 2010 decreased to a loss of $5.8 million from income of $325,000 for the same period in 2009.  Net charge-offs against the reserves for loan losses were $3.3 million during the three months ended September 30, 2010 and the provision for loan losses was $9.1 million.  Total interest income decreased by $2.3 million or 16.3%, for the three months ended September 30, 2010, when compared to the same period in 2009.  Interest and fees on loans decreased 17.9% for the three months ended September 30, 2010 to $9.8 million, compared to $11.9 million for the same period in 2009.  Total interest expense decreased $886,000 or 19.2%, for the three months ended September 30, 2010, when compared to the same period in 2009.  Other income increased by $2.8 million or 70% for the three months ended September 30, 2010, when compared to the same period in 2009.  Total other expense increased by $2.5 million or 20.8% for the three months ended September 30, 2010 compared to the same period in 2009.

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

Middleburg Bank evaluates various loans individually for impairment as required by applicable accounting guidance.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not determined to be impaired, then the loan is added back to its pool of loans with similar risk characteristics which is then assigned a loss rate factor as discussed below.

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

Intangibles and Goodwill

The Company had approximately $6.4 million in intangible assets and goodwill at September 30, 2010, a decrease of $128,000 or 2% since December 31, 2009.  On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  Approximately $1.0 million of the $6.4 million in intangible assets and goodwill at September 30, 2010 was attributable to the Company’s investment in Middleburg Trust Company.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

When the Company completes its ongoing review of the recoverability of intangible assets and goodwill,   factors that are considered important to determining whether impairment might exist include loss of customers acquired or significant withdrawals of the assets currently under management and/or early retirement or termination of key members of management.  Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations.  The most recent review was performed as of September 30, 2010 and no impairment was indicated.

Tax-Equivalent Interest Income

Tax-equivalent interest income is gross interest income adjusted for the non-taxable interest income earned on loans, municipal securities and corporate securities, which are dividend-received deduction eligible.  The effective tax rate of 34% is used in calculating tax equivalent income related to loans, municipal securities and corporate securities.

Other-Than-Temporary Impairment (OTTI)

Approximately $974,000 in losses related to other-than-temporary impairment on trust-preferred securities was recognized for the nine months ended September 30, 2010 and approximately $726,000 was recognized during the third quarter.  At September 30, 2010, the Company had $1.4 million in trust-preferred securities in its portfolio.

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

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company increased to $1.1 billion at September 30, 2010, compared to $976.3 million at December 31, 2009, representing an increase of $135.1 million or 13.8%.  Total average assets increased 7.4% from $1.01 billion for the three months ended September 30, 2009 to $1.09 billion for the same period in 2010.  Total liabilities were $1.0 billion at September 30, 2010, compared to

$873.0 million at December 31, 2009.  Total average liabilities increased $84.8 million or 9.4% to $981.5 million for the three months ended September 30, 2010, compared to the same period in 2009.  Average shareholders’ equity decreased 8.3% or $9.5 million over the same periods.

Loans

Total loans, including loans held for sale at September 30, 2010 increased $43.4 million to $732.7 million from the December 31, 2009 amount of $689.3 million.  Loans held for sale increased to $77.4 million at September 30, 2010, compared to $45.0 million at December 31, 2009, an increase of 72.1% during the period.  Southern Trust Mortgage originated $555.4 million in loans for the nine months ended September 30, 2010, compared to $785.8 million for the nine months ended September 30, 2009.  The Company experienced a decrease in real estate construction loans, which were $70.9 million at September 30, 2010, compared to $72.9 million at December 31, 2009.  Real estate mortgage loans of $529.7 million at September 30, 2010 increased from the December 31, 2009 amount of $510.9 million.  Commercial, financial and agricultural loans, which are primarily loans to businesses, decreased to $42.4 million at September 30, 2010, compared to $43.4 at December 31, 2009.  Southern Trust Mortgage has a $5.0 million line of credit and a $50.0 million participation agreement with Middleburg Bank.  The line of credit and the participation amounts are eliminated in the consolidation process and are not reflected in the Company’s consolidated financial statements.  Net charge-offs were $4.7 million for the nine months ended September 30, 2010.  The provision for loan losses for the nine months ended September 30, 2010 was $11.4 million compared to $3.6 million for the same period in 2009.  The allowance for loan losses at September 30, 2010 was $15.9 million or 2.42% of total loans outstanding, excluding loans held for sale, compared to $9.2 million or 1.43% at December 31, 2009.

The following table presents information on the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets
Middleburg Financial Corporation

	September 30,	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Nonperforming assets:
Nonaccrual loans	$29,923	$8,608	$6,890	$6,635	$-
Restructured loans	404	2,096	-	-	-
Accruing loans greater than
90 days past due	388	908	1,117	30	19

Total nonperforming loans	$30,715	$11,612	$8,007	$6,665	$19

Foreclosed property	8,142	6,511	7,597	-	-

Total Nonperforming assets	$38,857	$18,123	$15,604	$6,665	$19

Allowance for loan losses	$15,870	$9,185	$10,020	$7,093	$5,582

Nonperforming loans to
period end portfolio loans	4.69%	1.80%	1.19%	1.03%	0.00%

Allowance for loan losses
to nonperforming loans	52%	79%	125%	106%	29,379%

Nonperforming assets to
period end assets	3.50%	1.86%	1.58%	0.79%	0.00%

The Company utilizes the ratios included in the above table to evaluate the relative level of nonperforming assets included in the Company’s balance sheet.  Changes in the ratios assist management in evaluating the overall adequacy of the allowance for loan losses and any reserve against other real estate owned.

Our accounting policy for foreclosed property does not include any allowance for loan loss amounts subsequent to the reclassification event which writes the loan down to fair value when moved into foreclosed property.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each period presented:

Allowance for Loan Losses

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2010	2009
Balance, beginning of year	$9,185	$10,020
Loans charged off:
Commercial, financial and agricultural	173	343
Real estate construction	1,197	836
Real estate mortgage	3,105	3,580
Consumer loans	309	725
Total loans charged off	4,784	5,484
Recoveries of loans previously charged off:
Commercial, financial and agricultural	67	21
Real estate construction	-	-
Real estate mortgage	5	9
Consumer loans	47	68
Total recoveries	119	98
Net charge-offs	4,665	5,386
Provision charged to expense	11,350	4,551
Balance, end of period	$15,870	$9,185

The following table shows the balance of the allowance for loan losses allocated to each major loan type and the percent of loans in each category to total loans as of September 30, 2010 and December 31, 2009:

Allocation of Allowance for Loan Losses

		Percent of loans		Percent of loans
	September 30,	in each category	December 31,	in each category
	2010	to total loans	2009	to total loans
Commercial, financial and agricultural	$914	6.47%	$819	6.73%
Real estate construction	4,467	10.81%	2,087	11.35%
Real estate mortgage	9,725	80.84%	6,038	79.28%
Consumer loans	764	1.88%	241	2.64%
Totals	$15,870	100.00%	$9,185	100.00%

Non-performing Loans

Non-performing loans increased by $17.7 million in the third quarter to $30.7 million, largely as the result of four credit relationships totaling $16.8 million being moved to non-accrual status during the quarter.  A loan loss reserve of approximately $3.2 million has been established to provide for potential losses on these credits.

The following table provides additional information on the largest four relationships classified as non-accrual during the quarter ended September 30, 2010:

	Non-Accrual Loans - Large Credit Relationships
	September 30, 2010
							Year
		Year		ALLL	Date		Range
	Type of	Range	Non-accrual	Allocated	Placed on		of Last
	Loan	Originated	Loan Balance	to Loans	Non-accrual	Collateral	Appraisal

1	CRE/LOC	2006-2007	$10,427	$2,137	3Q2010	Business Assets / Real Estate	2006-2007
2	MTG	2005-2007	3,529	130	3Q2010	Real Estate	2010
3	MTG	2005	1,829	635	3Q2010	Real Estate	2010
4	CRE	2007-2008	1,028	323	3Q2010	Real Estate	2007

		Totals	$16,812	$3,226

The largest relationship moved to non-accrual during the quarter is a $10.4 million relationship.  The borrower is making substantial principal curtailments in accordance with a forbearance agreement entered into during the quarter.  This relationship has never been more than 45 days past due, and an orderly liquidation of collateral is under way with the full cooperation of the borrower.

The second relationship totaled $3.5 million and is secured by a large estate property.  Subsequent to the end of the third quarter, the loans in this relationship were brought current by the borrower.  The third relationship is a $1.8 million loan collateralized by owner-occupied commercial real estate.  This borrower is now making regular payments under a forbearance agreement entered into during the third quarter.  The fourth relationship totals $1.0 million and consists of an $817,000 residential mortgage and two commercial loans.  The borrower continues to make all payments as agreed under a forbearance agreement.

Restructured Loans

The total balance of restructured loans at September 30, 2010 was $3.1 million of which $2.7 million were included in the Company’s non-accrual loan totals at that date and $404,000 represented loans performing as agreed to the restructured terms.  This compares with $2.1 million in restructured loans at December 31, 2009, an increase of $1.0 million or 47.3%.  All loans classified as restructured are considered to be non-performing assets as of September 30, 2010.

As of September 30, 2010, the Company had 14 restructured loans that it considered to be impaired with an aggregate balance of $2.7 million and $647,000 in restructured loans were charged off during the third quarter.  The Company requires six timely consecutive monthly payments before a restructured loan that has been placed on non-accrual can be returned to accrual status.  Formal, standardized loan restructuring programs are not utilized by the Company.  Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provision.  The Company has not employed workout strategies resulting in one loan being restructured into multiple new loans.

Approximately $484,000 is included in the Company’s allowance for loan losses at September 30, 2010 related to restructured loans.

Securities

Securities, excluding Federal Reserve and Federal Home Loan Bank stock, increased to $242.0 million at September 30, 2010 compared to $172.7 million at December 31, 2009, an increase of 40.2% during the period. The average balance of federal funds sold was zero for the nine months ended September 30, 2010, compared to $27.5 million for the nine months ended September 30, 2009 while the average balance in interest-bearing bank balances increased to $49.1 million for the nine months ended September 30, 2010 versus $26.1 million for the same period in 2009.  The Company sold $56.5 million in securities, received proceeds of $39.7 million from maturities and principal payments, and purchased securities of $161.2 million during the nine months ended September 30, 2010.  Approximately $974,000 in losses related to other-than-temporary impairments on trust-preferred securities was recognized for the nine months ended September 30, 2010.  At September 30, 2010, the Company had $1.4 million in trust-preferred securities in its portfolio of which $1.1 million are considered other-than-temporarily impaired.

The Company will continue to maintain its securities portfolio as a source of liquidity and collateral.  At September 30, 2010, the year-to-date tax equivalent yield on the securities portfolio was 4.02%.

Premises and Equipment

Premises and equipment decreased $510,000 from $23.5 million at December 31, 2009 to $23.0 million at September 30, 2010.  The decrease is the net of the change in accumulated depreciation and additions to premises and equipment during the period.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased $128,000 to $6.4 million at September 30, 2010 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment Advisors.

Other Real Estate Owned

Other real estate owned increased $1.6 million to $8.1 million at September 30, 2010 from $6.5 million at December 31, 2009.  The increase is the net of real estate loans charged-off and subsequently added to other real estate owned, valuation adjustments and sales of other real estate owned properties during the period.  During the nine months ended September 30, 2010, the Company received proceeds of $1.0 million from the sale of other real estate owned properties and incurred a net loss of $185,000 on the sales.

Other Assets

Other assets increased $3.5 million to $34.1 million at September 30, 2010, when compared to December 31, 2009.  The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $15.4 million and deferred tax assets in the amount of $5.1 million at September 30, 2010.

Deposits

Deposits increased $91.3 million to $896.9 million at September 30, 2010 from $805.6 million at December 31, 2009.  Average deposits for the nine months ended September 30, 2010 increased 19.1% or $148.3 million compared to average deposits for the nine months ended September 30, 2009.  Average interest bearing demand deposits were $282.2 million for the nine months ended September 30, 2010 compared to $245.3 million for the nine months ended September 30, 2009.  Average interest bearing deposits were $727.2 million for the nine months ended September 30, 2010 compared to $670.1 million for the nine months ended September 30, 2009.

  The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank.  The overall balance of this product was $33.2 million at September 30, 2010 and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet.  Excluding the Tredegar Institutional Select product, savings and interest bearing demand deposits increased by $41.7 million from December 31, 2009 to September 30, 2010.

Time deposits increased $49.6 million from December 31, 2009 to $351.1 million at September 30, 2010.  Time deposits include brokered certificates of deposit, which decreased $2.1 million to $61.9 million at September 30, 2010 from the December 31, 2009 amount of $64.0 million.  The brokered certificates of deposit have maturities ranging from four months to five years.  Securities sold under agreements to repurchase (“Repo Accounts”) increased $8.2 million from $17.2 million at December 31, 2009 to $25.4 million at September 30, 2010.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.  All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

Short-term Borrowings and Long-term Debt

The Company had no FHLB overnight advances at September 30, 2010 and December 31, 2009, respectively.  Southern Trust Mortgage has a line of credit with a regional bank that is primarily used to fund its loans held for sale.  At September 30, 2010, this line had an outstanding balance of $21.9 million compared to $3.5 million at December 31, 2009.  The line of credit is based on the London Inter-Bank Offered Rate (“LIBOR”).  Southern Trust Mortgage also has a $5.0 million line of credit and a $50.0 million participation agreement with Middleburg Bank.  The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.  Long-term debt increased $17.9 million at September 30, 2010 from $35.0 million at December 31, 2009.  The increase in long-term debt was used to fund loan originations and securities purchases.

Other Liabilities

Other liabilities increased $1.3 million to $7.7 million at September 30, 2010, when compared to December 31, 2009 primarily due to accrued restructuring charges of $530,000 at September 30, 2010 as discussed in the “Other Expense” section of this report.  Additionally the other liabilities section of the balance sheet includes escrows payable in the amount of $258,000 at September 30, 2010, compared to $141,000 at December 31, 2009.  The remainder of the increase from December 31, 2009 to September

30, 2010 is attributable to changes in accrued interest payable balances and miscellaneous liability balances.

Non-controlling Interest in Consolidated Subsidiary

The Company, through Middleburg Bank owns 57.1% of the issued and outstanding membership interest units in Southern Trust Mortgage.  The remaining 42.9% of issued and outstanding membership interest units are owned by other partners.  The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.”  The non-controlling interest is reflected in total shareholders’ equity.  Southern Trust Mortgage also has preferred stock of $1.0 million issued and outstanding at September 30, 2010.  The Company, through Middleburg Bank owns 60.9% of the issued and outstanding preferred stock in Southern Trust Mortgage.  The remaining 39.1% of issued and outstanding preferred stock is owned by other partners.  The preferred stock held by these other partners is reflected in other liabilities.

Capital

Total shareholders’ equity, including non-controlling interest, was $101.4 million at September 30, 2010.  This amount represents a decrease of 1.9% from the December 31, 2009 amount of $103.4 million. Middleburg Financial Corporation’s shareholders’ equity, which excludes the non-controlling interest, was $98.3 million at September 30, 2010, compared to $100.3 million at December 31, 2009.  The book value of common shareholders was $14.22 per share at September 30, 2010 and $14.52 at December 31, 2009.  The following table shows the Company’s risk-based capital ratios as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Total risk-based capital ratio	13.5%	15.1%

Tier 1 risk-based capital ratio	12.3%	13.9%

Tier 1 leverage ratio	9.1%	10.4%

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $24.8 million for the first nine months of 2010 compared to $28.9 million for the same period in 2009, a decrease of 14.2%.  Total interest income decreased 18.0% and total interest expense decreased 25.4% when comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009.  The decrease in total interest income from 2009 to 2010 is primarily the result of lower market yields on loans and investments and higher average balances in lower yielding interest bearing deposits in other banks.  Total interest expense was $11.1 million for the nine months ended September 30, 2010 compared to $14.9 million for the same period in 2009.  Average earning assets were $955.9 million for the nine months ended September 30, 2010, compared to $940.1 million for the nine months ended September 30, 2009.

Net interest income for the three months ended September 30, 2010 was $8.0 million, compared to $9.4 million for the same period in 2009.  Total interest income for the three months ended September 30, 2010 was $11.7 million compared to $14.0 million for the three months ended September 30, 2009 representing a decrease of 16.3%.  Total interest expense was $3.7 million for the three months ended September 30, 2010 compared to $4.6 million for the same period in 2009 representing a decrease of 19.3%.  Average earning assets increased $67.8 million to $1.0 billion for the three months ended September 30, 2010 from $937.1 million for the three months ended September 30, 2009.  Average interest bearing liabilities increased $78.5 million to $857.3 million for the three months ended September 30, 2010 when compared to the same period in 2009.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated.  Non-accrual loans are included in the loan balances.

	Middleburg Financial Corporation
	Average Balances, Income and Expenses, Yields and Rates
	Nine Months Ended September 30,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$145,188	$3,269	3.01%	$105,853	$3,686	4.66%
Tax-exempt (1)	60,078	2,900	6.45%	64,441	3,406	7.07%
Total securities	$205,266	$6,169	4.02%	$170,294	$7,092	5.57%
Loans
Taxable	$701,446	$30,661	5.84%	$716,151	$37,793	7.06%
Tax-exempt (1)	-	-	0.00%	1	-	0.00%
Total loans	$701,446	$30,661	5.84%	$716,152	$37,793	7.06%
Federal funds sold	-	-	0.00%	27,551	42	0.20%
Interest bearing deposits in
other financial institutions	49,194	95	0.27%	26,151	53	0.27%
Total earning assets	$955,906	$36,925	5.17%	$940,148	$44,980	6.40%
Less: allowances for credit losses	(9,742)			(9,153)
Total nonearning assets	92,521			82,868
Total assets	$1,038,685			$1,013,863

Liabilities:
Interest-bearing deposits:
Checking	$282,245	$1,748	0.83%	$245,326	$2,425	1.32%
Regular savings	75,671	544	0.96%	55,212	555	1.34%
Money market savings	52,625	323	0.82%	40,354	336	1.11%
Time deposits:
$100,000 and over	163,380	3,508	2.87%	133,269	3,238	3.25%
Under $100,000	153,284	3,287	2.87%	195,944	5,427	3.70%
Total interest-bearing deposits	$727,205	$9,410	1.73%	$670,105	$11,981	2.39%

Short-term borrowings	9,065	245	3.61%	21,667	518	3.20%
Securities sold under agreements
to repurchase	24,402	144	0.79%	21,413	32	0.20%
Long-term debt	53,236	1,298	3.26%	77,096	2,341	4.06%
Total interest-bearing liabilities	$813,908	$11,097	1.82%	$790,281	$14,872	2.52%
Non-interest bearing liabilities
Demand Deposits	112,721			108,196
Other liabilities	6,657			10,603
Total liabilities	$933,286			$909,080
Non-controlling interest	2,781			2,692
Shareholders' equity	102,618			102,091
Total liabilities and shareholders'
equity	$1,038,685			$1,013,863

Net interest income		$25,832			$30,108

Interest rate spread			3.35%			3.88%
Interest expense as a percent of
average earning assets			1.55%			2.11%
Net interest margin			3.61%			4.28%

(1) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2) All yields and rates have been annualized on a 365 day year.

	Middleburg Financial Corporation
	Average Balances, Income and Expenses, Yields and Rates
	Three Months Ended September 30,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$172,955	$1,198	2.75%	$102,120	$1,187	4.61%
Tax-exempt (1)	60,101	941	6.21%	66,146	1,172	7.03%
Total securities	$233,056	$2,139	3.64%	$168,266	$2,359	5.56%
Loans
Taxable	$716,173	$9,832	5.45%	$695,738	$11,974	6.83%
Total loans	$716,173	$9,832	5.45%	$695,738	$11,974	6.83%
Federal funds sold	-	-		29,640	15	0.20%
Interest bearing deposits in
other financial institutions	55,721	36	0.25%	43,478	22	0.20%
Total earning assets	$1,004,950	$12,007	4.74%	$937,122	$14,370	6.08%
Less: allowances for credit losses	(10,156)			(9,111)
Total nonearning assets	93,947			85,368
Total assets	$1,088,741			$1,013,379

Liabilities:
Interest-bearing deposits:
Checking	$280,585	$569	0.80%	$263,674	$834	1.25%
Regular savings	79,348	173	0.86%	58,624	195	1.32%
Money market savings	55,190	101	0.73%	45,887	121	1.05%
Time deposits:
$100,000 and over	169,903	1,217	2.84%	137,241	1,073	3.10%
Under $100,000	171,379	1,100	2.55%	182,109	1,643	3.58%
Total interest-bearing deposits	$756,405	$3,160	1.66%	$687,535	$3,866	2.23%

Short-term borrowings	16,341	134	3.25%	2,787	51	7.54%
Securities sold under agreements
to repurchase	26,534	63	0.94%	20,609	7	0.13%
Long-term debt	58,067	372	2.54%	67,938	691	4.03%
Total interest-bearing liabilities	$857,347	$3,729	1.73%	$778,869	$4,615	2.35%
Non-interest bearing liabilities
Demand deposits	117,110			107,092
Other liabilities	7,080			10,782
Total liabilities	$981,537			$896,743
Non-controlling interest	2,947			2,909
Shareholders' equity	104,257			113,727
Total liabilities and shareholders'
equity	$1,088,741			$1,013,379

Net interest income		$8,278			$9,755

Interest rate spread			3.01%			3.73%
Interest expense as a percent of
average earning assets			1.47%			1.95%
Net interest margin			3.27%			4.13%

(1) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2) All yields and rates have been annualized on a 365 day year.

Interest and fee income from loans decreased $7.1 million to $30.7 million for the nine months ended September 30, 2010 compared to $37.8 million for the same period in 2009.  The tax equivalent weighted average yield of loans decreased 122 basis points from 7.06% for the nine months ended September 30, 2009 to 5.84% for the nine months ended September 30, 2010.

For the three months ended September 30, 2010, interest income from loans was $9.8 million compared to $12.0 million for the three months ended September 30, 2009.  The tax equivalent weighted average yield of loans decreased 138 basis points from 6.83% for the three months ended September 30, 2009 to 5.45% for the three months ended September 30, 2010.

Interest income from the securities portfolio and short-term investments decreased by $751,000 to $5.1 million for the nine month period ended September 30, 2010 from $5.9 million for the nine month period ended September 30, 2009.  For the nine months ended September 30, 2010, the tax equivalent yield on securities was 4.02% compared to 5.57% for the same period in 2009

For the three month period ended September 30, 2010, interest income from the securities portfolio decreased by $142,000 to $1.8 million compared to the same period in 2009.  The tax equivalent yield on securities for the three months ended September 30, 2010 decreased 192 basis points to 3.64% compared to 5.56% for the three months ended September 30, 2009.

Interest expense on deposits decreased $2.6 million to $9.4 million for the nine months ended September 30, 2010, compared to $12.0 million for the same period in 2009.  The mix of demand and savings deposits versus time deposits changed slightly to 60.9% in demand and savings deposits, and 39.1% in time deposits at September 30, 2010.  At December 31, 2009, the mix was 62.6% in savings and demand deposits, versus 37.4% in time deposits.   For the nine months ended September 30, 2010, average deposits increased $61.6 million to $839.9 million, compared to the same period in 2009.

Interest expense on deposits for the three months ended September 30, 2010, decreased $706,000 compared to the same period in 2009.  For the three months ended September 30, 2010, average deposits increased $79.0 million to $873.5 million, compared to the same period in 2009.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, increased $112,000 for the nine months ended September 30, 2010 compared to the same period ended September 30, 2009.  Tredegar Institutional Select earns interest at a rate equal to approximately 90% of the Federal Home Loan Bank of Atlanta’s overnight rate.  Interest expense related to Federal funds purchased and short-term borrowings decreased $273,000 from $518,000 for the nine months ended September 30, 2009 to $245,000 for the nine months ended September 30, 2010. Interest expense related to long-term debt decreased $1.0 million from $2.3 million for the nine months ended June 30, 2009 to $1.3 million for the nine months ended September 30, 2010.

Interest expense for securities sold under agreements to repurchase increased to $63,000 for the three months ended September 30, 2010 from $7,000 for the three months ended September 30, 2009.  Interest expense related to Federal funds purchased and short-term borrowings increased $83,000 from $51,000 for the three months ended September 30, 2009 to $134,000 for the three months ended September 30, 2010. Interest expense related to long-term debt decreased $319,000 from $691,000 for the three months ended September 30, 2009 to $372,000 for the three months ended September 30, 2010.

The net interest margin, on a tax equivalent basis, was 3.61% for the nine months ended September 30, 2010 compared to 4.28% for the same period in 2009.  For the three months ended September 30, 2010, the net interest margin, on a tax equivalent basis, was 3.27% compared to 4.13% for the same three-month period in 2009.  The average yield on earning assets was 4.74% for the quarter ended September 30, 2010 while the average cost of interest bearing liabilities was 1.73%, representing decreases of 48 basis points and 9 basis points, respectively, from the previous quarter.  The net interest margin for the three months ended September 30, 2010 was 3.27%, compared to 3.67% for the previous quarter, a decline of 40 basis points during the period. While the cost-of-funds did decrease during the third quarter, the decrease was not sufficient to offset the decline in yields of earning assets. The decline in yields on earning assets in the third quarter reflected increased runoff of loans as well as an increase in prepayments of mortgage securities in the securities portfolio, in conjunction with the low interest rate environment in the third quarter. The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded.  The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio.  Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense.  The tax rate utilized in calculating the tax benefit is 34.0% for all periods presented.  The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to
Tax Equivalent Net Interest Income

	For the Nine months ended
	September 30,
	2010	2009
GAAP measures:	(in thousands)
Interest Income – Loans	$30,661	$37,793
Interest Income - Investments & Other	5,282	6,029
Interest Expense – Deposits	9,410	11,981
Interest Expense - Other Borrowings	1,687	2,891
Total Net Interest Income	$24,846	$28,950
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	986	1,158
Total Tax Benefit Realized on Non-Taxable Interest Income	$986	$1,158
Total Tax Equivalent Net Interest Income	$25,832	$30,108

	For the Three months ended
	September 30,
	2010	2009
GAAP measures:	(in thousands)
Interest Income – Loans	$9,832	$11,974
Interest Income - Investments & Other	1,855	1,998
Interest Expense – Deposits	3,160	3,866
Interest Expense - Other Borrowings	569	749
Total Net Interest Income	$7,958	$9,357
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	320	398
Total Tax Benefit Realized on Non-Taxable Interest Income	$320	$398
Total Tax Equivalent Net Interest Income	$8,278	$9,755

The decrease in tax equivalent net interest margin was attributed to the decrease in average loan balances and a lower yield on both loans and investments from September 30, 2009 to September 30, 2010.  The Company’s total average earning assets increased by $15.8 million when comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009, while the yield on average earnings assets decreased by 123 basis points when comparing the same periods.  Average balances in interest checking, regular savings and money market accounts increased by $69.6 million when comparing the nine months ended September 30, 2010 to the same period in 2009.  The weighted average cost of these accounts for the nine months ended September 30, 2010 and 2009 was .85% and 1.30%, respectively.  The average balance of certificates of deposits decreased $12.5 million when comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  The weighted average cost of the Company’s certificates of deposits decreased by 61 basis points to 2.87% for the nine months ended September 30, 2010 versus the same period in 2009.

When comparing the three months ended September 30, 2010 to the same period  in 2009, the Company’s total average earning assets increased $67.8 million, while the yield on average earnings assets decreased by 134 basis points when comparing the same periods.  Average balances in interest checking, regular savings and money market accounts increased by $46.9 million when comparing the three months ended September 30, 2010 to the same period in 2009.  The weighted average cost of these accounts for the three months ended September 30, 2010 and 2009 was .81% and 1.24%, respectively.  The average balance of certificates of deposits decreased by $21.9 million when comparing the three months ended September 30, 2010 to the three months ended September 30, 2009.  The weighted average cost of the Company’s certificates of deposits decreased by 68 basis points to 2.72% for the three months ended September 30, 2010 versus the three months ended September 30, 2009.

Other Income

Other income includes, among other items, fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company and Middleburg Investment Advisors.  Other income also includes income from the Company’s 57.1% ownership interest in Southern Trust Mortgage, LLC.  Other income increased 18.8% to $18.0 million for nine months ended September 30, 2010 compared to the same period in 2009.  Other income increased 70.0% to $6.9 million for three months ended September 30, 2010 compared to the same period in 2009.

    Commissions and fees from trust and investment advisory activities earned by Middleburg Trust Company (“MTC”) and Middleburg Investment Advisors (“MIA”) increased 4.0% to $2.5 million for the nine month period ended September 30, 2010 compared to $2.4 million for the same period in 2009.   Trust and investment advisory fees are based primarily upon the market value of the accounts under administration/management.  Total consolidated assets under administration by MTC and MIA were at $1.2 billion at September 30, 2010, an increase of 9.1% relative to September 30, 2009.  MTC’s assets under administration were $905.6 million at September 30, 2010 and $771.5 million at December 31, 2009.  MIA’s assets under administration were $325.2 million at September 30, 2010 and $313.5 million at December 31, 2009.

Commissions and fees from trust and investment advisory activities decreased 0.7% to $807,000 for the three month period ended September 30, 2010 compared to $813,000 for the same period in 2009.

Service charges on deposits decreased 1.6% to $1.4 million for the nine months ended September 30, 2010, compared to the same period ended September 30, 2009.  For the three months ended September 30, 2010, service charges on deposits decreased 2.7% to $487,000 compared to the same period in 2009.

The Company sold $56.5 million in securities and purchased $161.2 million in securities during the nine months ended September 30, 2010.  The Company realized a net gain of $757,000 on the sale of securities in the nine months ended September 30, 2010.  The Company has identified five other-than-temporarily impaired securities in its portfolio and has elected to recognize decreases in the fair market value of the security through earnings.  During the nine months ended September 30, 2010, the Company realized a loss of $974,000 related to the other-than-temporarily impaired securities.  For the nine months ended September 30, 2009, a loss of $712,000 was realized as a result of the impaired securities.

Commissions on investment sales increased 11.9% to $453,000 for the nine months ended September 30, 2010, compared to $405,000 for the nine months ended September 30, 2009.  For the three months ended September 30, 2010, commissions on investment sales decreased 4.1% to $142,000 compared to the three months ended September 30, 2009.

The revenues and expenses of Southern Trust Mortgage for the nine and three months ended September 30, 2010 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Non-controlling Interest in Consolidated  Subsidiary.”  Gains and fees on loans held for sale of $12.9 million, which were generated by Southern Trust Mortgage during the nine months ended September 30, 2010, are being reported as part of consolidated other income, compared to $9.3 million for the same period in 2009.  The increase in gains and fees on loans held for sale is due primarily to more favorable pricing received on loan sales during the nine months ended September 30, 2010 compared to the same period in 2009.  Southern Trust Mortgage closed $555.4 million in loans during the nine months ended September 30, 2010, compared to $785.8 for the same period in 2009.

Income earned from the Bank’s $15.4 million investment in Bank Owned Life Insurance (BOLI) contributed $391,000 and $136,000 to total other income for the nine and three months ended September 30, 2010.  The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004, $485,000 in the second quarter of 2007, $453,000 in the fourth quarter of 2009, and $682,000 in the second quarter of 2010 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Other service charges, commissions and fees decreased 11.8% to $353,000 for the nine months ended September 30, 2010, compared to $400,000 for the same period in 2009.

Other operating income decreased $14,000 to $221,000 for the nine months ended September 30, 2010, compared to the same period in 2009.  For the three months ended September 30, 2010, other operating income decreased 19.2% to $42,000 compared to the three months ended September 30, 2009.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total other expense increased by $1.8 million from $36.8 million for the nine months ended September 30, 2009 to $38.6 million for the nine months ended September 30, 2010.  When taken as a percentage of total average assets, other expense increased to 3.7% of total average assets for the nine months ended September 30, 2010 versus 3.6% for the same period in 2009.  Total other expense increased $2.4 million from $12.0 million for the three months ended September 30, 2009 to $14.4 million for the three months ended September 30, 2010.

The increase during the third quarter was primarily the result of the following charges taken during the third quarter:

●
$1.4 million to reflect an adjustment to the carrying value of two branch sites that had been previously held for future expansion and are now being readied for sale.  The Company will actively market these properties to potential buyers in the fourth quarter.

●	$481,000 in adjustments to Other Real Estate Owned.
●	$530,000 restructuring charge related to workforce downsizing. The restructuring is expected to reduce payroll expenses by approximately 10%.
●	$50,000 associated with the termination of the Company’s defined benefit pension plan. The Company froze the plan during 2008 and suspended contributions during that year.

Salaries and employee benefits expense increased $191,000 when comparing the nine months ended September 30, 2010 to the same period in 2009. Salaries and employee benefit expenses increased by $740,000 in the third quarter of 2010 relative to the quarter ended September 30, 2009.  This increase is primarily due to higher commission expense associated with the mortgage company. The Company anticipates that salaries and employee benefits expenses will decrease in future quarters as the benefits of the restructuring program are realized.

Net occupancy expense increased by $247,000 or 5.6% for the nine months ended September 30, 2010 compared to the same period in 2009.  For the three months ended September 30, 2010, net occupancy expense increased $103,000 or 7.1 % to $1.6 million from September 30, 2009.  The year to date increase is the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities.   As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Other tax expense increased 36.5% to $598,000 for the nine months ended September 30, 2010 from $438,000 for the nine months ended September 30, 2009.  Other tax expense includes the state franchise tax paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax.  The tax is based on each subsidiary’s equity capital at January 1st, net of adjustments.  Total capital of Middleburg Bank increased 29.1% from January 1, 2009 to January 1, 2010, while total capital for Middleburg Trust Company increased 189.1% during the same period.

Advertising expense increased $136,000 to $685,000 for the nine months ended September 30, 2010 compared to $549,000 for the same period in 2009.  For the three months ended September 30, 2010, advertising expense was $257,000, compared to $184,000 for the three months ended September 30, 2009.

Other real estate owned expense decreased by $992,000 to $1.2 million for the nine months ended September 30, 2010 compared to the same period in 2009.  For the three months ended September 30, 2010, other real estate owned expense decreased $37,000 to $666,000 compared to the same period in 2009.  The decrease was primarily due to a decrease in legal expenses related to foreclosure, valuation adjustments and fewer losses on the sales of these assets.

FDIC insurance expense decreased by $46,000 to $1.5 million for the nine months ended September 30, 2010 compared to the same period ended September 30, 2009.  For the three months ended September 30, 2010, FDIC insurance expense decreased $42,000 to $368,000.

Other expenses increased 55.7% or $2.2 million to $6.1 million for the nine months ended September 30, 2010 compared to the same period in 2009.  The increase was primarily due to the carrying value adjustment of two previous branch sites and the restructuring charges incurred during the quarter as discussed in the first paragraph of this section.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2010 was $15.9 million, or 2.4% of total portfolio loans, compared to $9.2 million, or 1.4% of total portfolio loans at September 30, 2009.  The provision for loan losses was $11.4 million for the nine months ended September 30, 2010, compared to $3.6 million for the nine months ended September 30, 2009. For the three months ended September 30, 2010, the provision for loan losses was $9.1 million, compared to $1.0 million for the same period in 2009.    For the nine months ended September 30, 2010, net loan charge-offs totaled $4.7 million, compared to net loan charge-offs of $4.4 million for the same period in 2009.  There were $388,000 in loans past due 90 days or more and still accruing at September 30, 2010, compared to $1.2 million at September 30, 2009.  Non-performing loans were $30.7 million at September 30, 2010, compared to $10.2 million at September 30, 2009.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at September 30, 2010.  Loans classified as loss, doubtful, substandard or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.  Approximately $484,000 has been included in the allowance for loan losses related to restructured loans.

Non-performing assets increased from $18.1 million or 1.9% of total assets at December 31, 2009 to $38.9 million or 3.5% of total assets as of September 30, 2010.  The increase was primarily due to the reclassification of four loans to non-accrual status during the quarter.

Capital Resources

Total shareholders’ equity at September 30, 2010 and December 31, 2009 was $101.4 million and $103.3 million, respectively.  Total common shares outstanding at September 30, 2010 were 6,915,687.

At September 30, 2010, the Company’s tier 1 and total risk-based capital ratios were 12.3% and 13.5%, respectively, compared to 13.9% and 15.1% at December 31, 2009.  The Company’s leverage ratio was 9.12% at September 30, 2010 compared to 10.4% at December 31, 2009.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines totaled $19.0 million, none of which were outstanding at September 30, 2010.  At September 30, 2010 and December 31, 2009, the Company had $25.4 million and $17.2 million, respectively, of outstanding borrowings pursuant to repurchase agreements.

The Company has a credit line in at the Federal Home Loan Bank of Atlanta with an available borrowing capacity of $143.5 million.  This line may be utilized for short and/or long-term borrowing.  The Company utilized the credit line for both overnight and long-term funding throughout the first nine months of 2010.  Southern Trust Mortgage has a $25.0 million revolving line of credit with a regional bank, which is primarily used to fund its loans held for sale.  Middleburg Bank guarantees up to $10 million of borrowings on this line. At September 30, 2010, this line had an outstanding balance of $21.9 million and is included in total short-term borrowings.  Short-term and long-term advances averaged $9.1 million and $53.2 million, respectively, for the nine months ended September 30, 2010.

At September 30, 2010, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 43.3% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit (excluding standby letters of credit) increased $2.6 million to $87.2 million at September 30, 2010 compared to $84.6 million at December 31, 2009.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $2.0 million at September 30, 2010 representing no change from December 31, 2009.

Contractual obligations increased $16.2 million to $86.3 million at September 30, 2010 compared to $70.1 million at December 31, 2009 excluding certificates of deposit and short-term borrowings.  This change resulted primarily from additional long term debt of $17.9 million assumed during the nine months ended September 30, 2010.  Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the Company’s 2009 Form 10-K.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

●	changes in general economic and business conditions in the Company’s market area;
●	changes in banking and other laws and regulations applicable to the Company;
●	maintaining asset qualities;
●	risks inherent in making loans such as repayment risks and fluctuating collateral values;
●	changing trends in customer profiles and behavior;
●	maintaining cost controls and asset qualities as the Company opens or acquires new branches;
●	changes in interest rates and interest rate policies;
●	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
●	the ability to continue to attract low cost core deposits to fund asset growth;
●	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
●	reliance on the Company’s management team, including its ability to attract and retain key personnel;
●	demand, development and acceptance of new products and services;
●	problems with technology utilized by the Company;
●	maintaining capital levels adequate to support the Company’s growth; and
●	other factors described in Item 1A, “Risk Factors,” included in our quarterly reports on Form 10-Q and the 2009 Form 10-K.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.  The model prepared for September 30, 2010 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  A parallel shift in rates over a 12-month period is assumed.  The following reflects the Company’s net interest income sensitivity analysis as of September 30, 2010 and December 31, 2009.

	Estimated Net Interest Income Sensitivity
Rate Change	As of September 30, 2010	As of December 31, 2009
+ 200 bp	(7.2%)	(11.5%)
- 200 bp	(12.8%)	(10.0%)

At September 30, 2010, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 7.2% on average.  For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could decrease by 12.8% on average.  While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is properly structured and is working to minimize risks to rising rates in the future.

Since December 31, 2009, the Company’s balance sheet has grown by $135.1 million.  Increased deposits have provided the funding for the growth in the loan portfolio and liquid assets.  The Company’s interest rate profile is symmetrical for the next 12 months.  Based upon a September 30, 2010 simulation, the Company could expect an average negative impact to net interest income of $1.2 million over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $2.2 million over the next 12 months. The Company’s specific goal is to lower (where possible) the cost of its borrowed funds.

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

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including Middleburg Bank, Southern Trust Mortgage, Middleburg Investment Group, Middleburg Investment Advisors and Middleburg Trust Company) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

3.1	Bylaws of Middleburg Financial Corporation (restated in electronic format as of October 28, 2010) (incorporated by reference to Exhibit 3.1 of Form 8-K filed October 28, 2010).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2010	/s/ Gary R. Shook
Gary R. Shook
President & Chief Executive Officer

Date: November 9, 2010	/s/ Raj Mehra
Raj Mehra
Executive Vice President
& Chief Financial Officer

EXHIBIT INDEX

Exhibits

3.1	Bylaws of Middleburg Financial Corporation (restated in electronic format as of October 28, 2010) (incorporated by reference to Exhibit 3.1 of Form 8-K filed October 28, 2010).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350