Form 10-K
period 2010-12-31
MIDDLEBURG FINANCIAL CORP
filed 2011-03-16
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 0-24159

MIDDLEBURG FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1696103 (I.R.S. Employer Identification No.)
111 West Washington Street Middleburg, Virginia (Address of principal executive offices)	20117 (Zip Code)
Registrant’s telephone number, including area code (703) 777-6327

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $2.50 per share	Nasdaq Stock Market
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $96,183,296

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,925,437 shares of Common Stock as of February 28, 2011

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders – Part III

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

Middleburg Bank

Middleburg Bank opened for business on July 1, 1924 and has continuously offered banking products and services to surrounding communities since that date.  Middleburg Bank has seven full service facilities and two limited service facilities.  The main office is located at 111 West Washington Street, Middleburg, Virginia 20117.  Middleburg Bank has two full service facilities and one limited service facility in Leesburg, Virginia.  Other full service facilities are located in Ashburn, Gainesville, Purcellville, Reston, Warrenton, and Williamsburg, Virginia.  Middleburg Bank has a limited service facility located in Marshall, Virginia.

Middleburg Bank serves the Virginia counties of Loudoun, Fairfax, Fauquier and western Prince William as well as the town of Williamsburg.  Loudoun County is in northwestern Virginia and included in the Washington-Baltimore metropolitan statistical area.  According to the U.S. Census Bureau, the county’s estimated population was approximately 312,311 as of January 1, 2011.  The local economy is driven by service industries, including but not limited to, professional and technical services requiring a high skill level; federal, state and local government; construction; and retail trade.  Fairfax County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area.  According to the latest data U.S. Census Bureau, the county’s population was 1,081,726 as of January 1, 2011.  The local economy is driven by service industries and federal, state and local governments.  Fauquier County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area.  Fauquier County’s estimated population on January 1, 2011 was 65,203 according the U.S. Census Bureau.  The local economy is driven by service industries and agriculture.  Prince William County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area.  Prince William County’s estimated population on January 1, 2011 was 402,002 according the U.S. Census Bureau. Williamsburg is in the Tidewater region of Virginia and has an estimated population of 12,729 according to U.S. Census Bureau.

Middleburg Bank has one wholly owned subsidiary, Middleburg Bank Service Corporation.  Middleburg Bank Service Corporation is a partner in two limited liability companies, Bankers Title Shenandoah, LLC, which sells title insurance through its members, and Bankers Insurance, LLC, which acts as a broker for insurance sales for its member banks.  In the first quarter of 2008, Middleburg Bank Service Corporation was a partner in Bank Investment Group, LLC.  In April 2008, Bankers Investment Group was acquired by Infinex Financial Group.  As part of the acquisition, Middleburg Bank Service Corporation received an ownership interest in Infinex Financial Group.  Infinex Financial Group acts as a broker-dealer for sales of investment products to clients of its member banks.

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

Prior to December of 2009, Middleburg Investment Advisors, Inc. was a wholly owned subsidiary of Middleburg Investment Group. In December of 2009, Middleburg Investment Group transferred its ownership in Middleburg Investment Advisors to Middleburg Trust Company and on January 3, 2011, Middleburg Investment Advisors became a wholly owned subsidiary of Middleburg Trust Company.

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

Employees

As of December 31, 2010, the Company and its subsidiaries had a total of 350 full time equivalent employees, including 183  employees at Southern Trust Mortgage.  The Company considers relations with its employees to be excellent.  The Company’s employees are not represented by a collective bargaining unit.

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

The following tables present segment information for the years ended December 31, 2010 , 2009 and 2008.

	2010
	Commercial &
	Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$47,098	$9	$2,315	$(1,391)	$48,031
Wealth management fees	-	4,060	-	(103)	3,957
Other income	2,703	-	19,354	(11)	22,046
Total operating income	49,801	4,069	21,669	(1,505)	74,034

Expenses:
Interest expense	13,783	-	1,782	(1,390)	14,175
Salaries and employee benefits	12,887	2,866	13,841	-	29,594
Provision for loan losses	11,122	-	883	-	12,005
Other expense	17,589	1,356	4,318	(115)	23,148
Total operating expenses	55,381	4,222	20,824	(1,505)	78,922

Income (loss) before income taxes
and non-controlling interest	(5,580)	(153)	845	-	(4,888)
Income tax expense (benefit)	(2,575)	13	-	-	(2,562)
Net income (loss)	(3,005)	(166)	845	-	(2,326)
Non-controlling interest in
consolidated subsidiary	-	-	(362)	-	(362)
Net income (loss) attributable to
Middleburg Financial
Corporation	$(3,005)	$(166)	$483	$-	$(2,688)

Total assets	$1,081,231	$5,931	$70,512	$(53,107)	$1,104,567
Capital expenditures	852	-	87		939
Goodwill and other intangibles	-	4,493	1,867	-	6,360

	2009
	Commercial &
	Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated
Revenues:			(In Thousands)
Interest income	$49,143	$8	$8,855	$(1,260)	$56,746
Wealth management fees	-	3,873	-	(76)	3,797
Other income	3,965	-	13,228	(78)	17,115
Total operating income	53,108	3,881	22,083	(1,414)	77,658

Expenses:
Interest expense	18,495	-	1,846	(1,259)	19,082
Salaries and employee benefits	12,559	2,895	12,560	28	28,042
Provision for loan losses	4,564	-	(13)	-	4,551
Other expense	15,492	1,500	4,011	(183)	20,820
Total operating expenses	51,110	4,395	18,404	(1,414)	72,495

Income (loss) before income taxes
and non-controlling interest	1,998	(514)	3,679	-	5,163
Income tax expense (benefit)	255	(191)	-	-	64
Net income (loss)	1,743	(323)	3,679	-	5,099
Non-controlling interest in
consolidated subsidiary	-	-	(1,577)	-	(1,577)
Net income (loss) attributable to
Middleburg Financial
Corporation	$1,743	$(323)	$2,102	$-	$3,522

Total assets	$966,004	$6,293	$56,978	$(52,901)	$976,374
Capital expenditures	1,922	11	46	-	1,979
Goodwill and other intangibles	-	4,664	1,867	-	6,531

	2008
	Commercial &
	Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated
			(In Thousands)
Revenues:
Interest income	$50,103	$29	$5,990	$(200)	$55,922
Wealth management fees	-	4,253	-	(83)	4,170
Other income	2,357	95	10,412	(130)	12,734
Total operating income	52,460	4,377	16,402	(413)	72,826

Expenses:
Interest expense	21,128	-	1,791	(200)	22,719
Salaries and employee benefits	12,065	2,795	10,516	-	25,376
Provision for loan losses	3,621	-	1,640	-	5,261
Other expense	11,644	1,560	4,232	(213)	17,223
Total operating expenses	48,458	4,355	18,179	(413)	70,579

Income (loss) before income taxes
and non-controlling interest	4,002	22	(1,777)	-	2,247
Income tax expense	362	82	-	-	444
Net income (loss)	3,640	(60)	(1,777)	-	1,803
Non-controlling interest in
consolidated subsidiary	-	-	-	757	757
Net income (loss) attributable to
Middleburg Financial
Corporation	$3,640	$(60)	$(1,777)	$757	$2,560

Total assets	$933,652	$6,514	$51,709	$(6,684)	$985,191
Capital expenditures	3,162	282	275	-	3,719
Goodwill and other intangibles	-	4,877	1,867	-	6,744

Competition

The Company’s commercial and retail banking segment faces significant competition for both loans and deposits.  Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders.  Its most direct competition for deposits has historically come from commercial banks, credit unions, savings banks, savings and loan associations and other financial institutions.  Based upon total deposits at June 30, 2010, as reported to the Federal Deposit Insurance Corporation (the “FDIC”), the Company has the largest share of deposits among banking organizations operating in Loudoun County, Virginia, with 18.33% of the $4 billion in deposits in the County.  The Company’s Reston location, as of the latest FDIC report, has 1.81% of the $2.7 billion in deposits in the market.  The Company’s market share among banking organizations operating in Fauquier County, as of the latest FDIC report, is 5.85% of the nearly $1.3 billion in deposits.  The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

The Company’s wealth management segment faces competition on several fronts.  Middleburg Trust Company competes for clients and accounts with banks, other financial institutions and money managers.  Even though many of these institutions have been engaged in the trust or investment management business for a considerably longer period of time than Middleburg Trust Company and have significantly greater resources, Middleburg Trust Company has grown through its commitment to quality trust and investment management services and a local community approach to business.  Middleburg Investment Advisors competes for its clients and accounts with other money managers and investment brokerage firms.  Like the rest of the Company, Middleburg Investment Advisors is dedicated to quality service and high investment performance for its clients.  Middleburg Investment Advisors has successfully operated in its markets for 30 years.  The investment services department of Middleburg Bank competes with local and on-line investment brokerage firms.

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

In the normal course of business, Middleburg Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements including commitments to extend credit.  At December 31, 2010, commitments to extend credit totaled $83.3 million.

Construction Lending

Middleburg Bank makes local construction loans, primarily residential, and land acquisition and development loans.  The construction loans are primarily secured by residential houses under construction and the underlying land for which the loan was obtained.  At December 31, 2010, construction, land and land development loans outstanding were $74.7 million, or 11.3%, of total loans.  Approximately 73.6% of these loans are concentrated in the Loudoun, Fairfax and Fauquier County, Virginia markets.  The average life of a construction loan is approximately 12 months and will reprice monthly to meet the market, typically the prime interest rate plus one percent.  Because the interest rate charged on these loans floats with the market, the construction loans help the Company in managing its interest rate risk.  Construction lending entails significant additional risks, compared with residential mortgage lending.  Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To mitigate the risks associated with construction lending, Middleburg Bank generally limits loan amounts to 75% to 85% of appraised value, in addition to analyzing the creditworthiness of its borrowers.  Middleburg Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrowing entity’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields.  To manage these risks, Middleburg Bank generally obtains appropriate collateral and personal guarantees from the borrowing entity’s principal owners and monitors the financial condition of its business borrowers.  Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be readily ascertainable.  In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself.  Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.  Middleburg Bank has an outside third party loan review and monitoring process to regularly assess the repayment ability of commercial borrowers.  At December 31, 2010, commercial loans totaled $56.4 million, or 8.6% of total loans.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in Middleburg Bank’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches.  At December 31, 2010, commercial real estate loans aggregated $257.1 million, or 39.1%, of Middleburg Bank’s total loans.

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

At December 31, 2010, $242.6 million, or 36.8%, of Middleburg Bank’s loan portfolio consisted of one-to four-family residential real estate loans and home equity lines.  Of the $242.6 million, $160.3 million were fixed rate mortgages while the remaining $82.3 million were adjustable rate mortgages.   The fixed rate loans are typically 3, 5, 7 or 10 year balloon loans amortized over a 30 year period.  Middleburg Bank has about $67.6  million in fixed rate loans that have maturities of 15 years or greater.  Approximately $93.6 million of fixed rate loans have maturities of 5 years or less.

In connection with residential real estate loans, Middleburg Bank requires title insurance, hazard insurance and if required, flood insurance.  Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction.

Consumer Lending

Middleburg Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans.  At December 31, 2010, Middleburg Bank had consumer loans of $12.4 million or 1.9% of gross loans.  Such loans are generally made to customers with whom Middleburg Bank has a pre-existing relationship.  Middleburg Bank currently originates all of its consumer loans in its geographic market area.  Most of the consumer loans are tied to the prime lending rate and reprice monthly.

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

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (the “GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities.  Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.”  As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities.  Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries.  For example, insurance activities would be subject to supervision and regulation by state insurance authorities.  Although the Company has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, the Company may elect do so in the future.

Payment of Dividends

The Company is a legal entity separate and distinct from its banking and non-banking subsidiaries.  The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries.  Middleburg Bank is subject to laws and regulations that limit the amount of dividends it can pay.  In addition, both the Company and Middleburg Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Company does not expect that any of these laws, regulations or policies will materially affect the ability of Middleburg Bank to pay dividends.  During the year ended December 31, 2010, Middleburg Bank paid $1.7 million in dividends to the Company.  No dividends were paid to the Company from the non-banking subsidiaries.

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

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations.  In addition to being influenced by the risk profile of the particular depository institution, FDIC premiums are also influenced by the size of the FDIC insurance fund in relation to total deposits in FDIC insured banks.  Beginning April 1, 2011, an institution’s assessment base will be its consolidated total assets less its average tangible equity as defined by the FDIC.  The FDIC has authority to impose special assessments from time to time.

The maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000.  Also, all funds in a ‘noninterest-bearing transaction account’ are insured in full by the FDIC from December 31, 2010, through December 31, 2012.  This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. The FDIC issued a rule including Interest on Lawyers Trust Accounts (IOLTAs) in the temporary unlimited coverage for noninterest-bearing transaction accounts.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements.  Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis.  These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010.  These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions.  The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets.  Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013.  Accordingly, our trust preferred securities will continue to qualify as Tier 1 capital.

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

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits.  NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at an institution.  For net transaction accounts in 2011, the first $10.7 million will be exempt from reserve requirements consistent with 2010.  A three percent reserve ratio will be assessed on net transaction accounts over $10.7 million up to and including $48.1 million, compared to $10.7 million up to and including $44.5 million in 2010.  A ten percent reserve ratio will be applied above $48.1 million in 2011, compared to $44.5 million in 2010.  These percentages are subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

Transactions with Insiders

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

The Dodd-Frank Act also provides that banks may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (i) the transaction is conducted on market terms between the parties, and (ii) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the bank, it has been approved in advance by a majority of the bank’s non-interested directors.

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

Dodd-Frank Act

In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms.  Many of these reforms will be implemented over the course of 2011 and beyond through regulations to be adopted by various federal banking and securities regulatory agencies.  The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions.  Many of its provisions do not directly impact community-based institutions like the Bank.  For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of  the Bank’s operations.  Provisions that could impact the Bank include the following:

•
FDIC Assessments. The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less its average tangible equity.  In addition, it increases the minimum size of the Deposit Insurance Fund (“DIF”) and eliminates its ceiling, with the burden of the increase in the minimum size on institutions with more than $10 billion in assets.

•
Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•
Interest on Demand Deposits.  The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, including business transaction and other accounts.

•
Interchange Fees.  The Dodd-Frank Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers.  While banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, it is likely that, if this measure is implemented, all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

•
Consumer Financial Protection Bureau.  The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•
Mortgage Lending.  New requirements are imposed on mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•
Holding Company Capital Levels.  Bank regulators are required to establish minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks.  In addition, all trust preferred securities issued after May 19, 2010 will be counted as Tier 2 capital, but the Company’s currently outstanding trust preferred securities will continue to qualify as Tier 1 capital.

•
De Novo Interstate Branching.  National and state banks are permitted to establish de novo interstate branches outside of their home state, and bank holding companies and banks must be well-capitalized and well managed in order to acquire banks located outside their home state.

•
Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•
Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•
Corporate Governance.  The Dodd-Frank Act includes corporate governance revisions that apply to all public companies, not just financial institutions, including with regard to executive compensation and proxy access to shareholders.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

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

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities.  Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage and home equity loans in the secondary market.  We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it.  Based on our asset/liability position at December 31, 2010, a rise in interest rates would reduce our net interest income in the short term.  Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans.  Many of our loans are secured by real estate (both residential and commercial) in our market area.  At December 31, 2010, approximately 41.8% and 36.2% of our $659.3 million total loan portfolio were secured by commercial and residential real estate, respectively.  A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could negatively impact us.  While we are in one of the fastest growing real estate markets in the United States, risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully.  We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

We may be adversely affected by further deterioration of economic conditions in our market area.

Our banking operations are located primarily in the Virginia counties of Loudoun, Fairfax, Fauquier and Prince William and also in the town of Williamsburg.  Because our lending is concentrated in this market, we will be affected by the general economic conditions in the greater Washington, D.C. metropolitan area.  Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing.  A further decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact the demand for banking products and services generally, which could negatively affect our financial condition and performance.

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

Our directors and executive officers beneficially own 5.26% of our common stock and may purchase additional shares of our common stock by exercising vested stock options.  By voting against a proposal submitted to shareholders, the directors and officers may be able to make approval more difficult for proposals requiring the vote of shareholders such as mergers, share exchanges, asset sales and amendment to the Company’s articles of incorporation.

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

The capital and credit markets have been experiencing volatility and disruption for several years sometimes reaching unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Government measures to regulate the financial industry, including the recently enacted Dodd-Frank Act, subject us to increased regulation and could aversely affect us.

As a financial institution, we are heavily regulated at the state and federal levels.  As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices.  In July 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act includes significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank.  Many of the provisions of the Dodd-Frank Act have begun to be or will be implemented over the next several months and years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies.  Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rulemaking and interpretation, we cannot predict the full effect of this legislation on our businesses, financial condition or results of operations.  Among other things, the Dodd-Frank Act and the regulations implemented thereunder could limit debit card interchange fees, increase FDIC assessments, impose new requirements on mortgage lending, and establish more stringent capital requirements on bank holding companies.  As a result of these and other provisions in the Dodd-Frank Act, we could experience additional costs, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The ability of our bank subsidiary to pay dividends to us is limited by the bank’s obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on their dividends under federal and state bank regulatory requirements. In October 2010, we announced that we had cut the regular quarterly dividend to $0.05 per share, from $0.10 per share. We cannot be certain as to when, if ever, the dividend may be increased, nor can we be certain that further reductions of the dividend will not be made.

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

Under the Federal Reserve’s policy, the board of directors of a bank holding company should also consider different factors to ensure that its dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if: (i) its net income available to shareholders for the current period is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with the its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. If we do not satisfy these regulatory requirements or the Federal Reserve’s policies, we will be unable to pay dividends on our common stock.

Further, we cannot pay any dividends on the common stock, or acquire any shares of common stock, if any distributions on our trust preferred securities are in arrears.

A substantial decline in the value of our Federal Home Loan Bank of Atlanta common stock may result in an other than temporary impairment charge.

We are a member of the Federal Home Loan Bank of Atlanta, or FHLB, which enables us to borrow funds under the Federal Home Loan Bank advance program. As a FHLB member, we are required to own FHLB common stock, the amount of which increases with the level of our FHLB borrowings. The carrying value of our FHLB common stock was $4.6 million as of December 31, 2010. The FHLB has suspended daily repurchases of FHLB common stock, which adversely affects the liquidity of these shares. Consequently, there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future.

Increases in FDIC insurance premiums may cause our earnings to decrease.

The limit on FDIC coverage has been increased to $250,000 for all accounts.  In addition, the costs associated with bank resolutions or failures have substantially depleted the Deposit Insurance Fund.  As a result, the FDIC has implemented a new methodology by which it will assess premium amounts.  The FDIC adopted a final rule effective April 1, 2011, to change the FDIC’s assessment rates as well as providing that the assessment base will be the institution’s average consolidated total assets less its average tangible equity.  These actions could increase our noninterest expense for the foreseeable future.

Revenue from our mortgage lending investment is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our profits.

Our mortgage banking subsidiary, Southern Trust Mortgage, has provided a significant portion of our consolidated business and maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors. For the fiscal year ended December 31, 2010, Southern Trust Mortgage produced net income of approximately $482,000 attributable to Middleburg. Loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect Southern Trust Mortgage’s mortgage originations and, consequently, reduce its income from mortgage lending activities. In addition, new legislation, including proposed legislation that would require Southern Trust Mortgage to retain five percent of the credit risk of securitized exposures, could adversely affect its operations.

We could also experience a reduction in the carrying value of our equity investment in Southern Trust Mortgage if Southern Trust Mortgage operations are negatively impacted. The carrying value for Southern Trust

Mortgage at December 31, 2010 was approximately $1.9 million. A reduction in our carrying value could negatively impact our net income through an impairment expense.

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

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

The Company’s corporate headquarters, and that of Middleburg Bank, is located at 111 West Washington Street, Middleburg, Virginia, 20117.  The Company’s subsidiaries own or lease various other offices in the counties and municipalities in which they operate.  At December 31, 2010, Middleburg Bank operated 10 branches in the Virginia communities of Ashburn, Gainesville, Leesburg, Marshall, Middleburg, Purcellville, Reston, Warrenton and Williamsburg. All of the Offices of Middleburg Trust Company, Middleburg Investment Advisors, and Southern Trust Mortgage are leased.  Additionally, Middleburg Bank owns an operations center building located at 106 Catoctin Circle, SE, Leesburg, Virginia 20175.  See the Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 5 “Premises and Equipment, Net” in the “Notes to the Consolidate Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

All of the Company’s properties are well maintained, are in good operating condition and are adequate for the Company’s present and anticipated future needs.

ITEM 3.                      LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 4.                      REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market under the symbol “MBRG.”  The high and low sale prices per share for the Company’s Common Stock for each quarter of 2010 and 2009, and the amount of cash dividends per share in each quarter, are set forth in the table below.

Market Price and Dividends

		Sales Price ($)		Dividends ($)
		High	Low
2010: 1st quarter 2nd quarter 3rd quarter 4th quarter	.................................... .................................... .................................... ....................................	15.30 17.99 15.93 14.50	12.70 13.71 13.90 13.76	0.10 0.10 0.10 0.05
2009: 1st quarter 2nd quarter 3rd quarter 4th quarter	.................................... .................................... .................................... ....................................	14.91 15.70 14.19 13.10	10.25 11.25 10.68 11.65	0.19 0.19 0.10 0.10

As of March 15, 2011, the Company had approximately 482 shareholders of record and at least 2,523 additional beneficial owners of shares of Common Stock.

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

The Company did not repurchase any shares of Common Stock during the fourth quarter of 2010.  On June 16, 1999, the Company adopted a repurchase plan, which authorized management to purchase up to $5 million of the Company’s common stock from time to time.  Subsequently, the plan was amended to authorize management to purchase up to 100,000 shares and to eliminate the $5 million limit.  As of March 16, 2011, the Company has 24,084 shares eligible for repurchase under the plan.

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the NASDAQ Composite Index and the SNL $500M-$1B Bank Index as reported by SNL Financial LC, assuming an investment of $100 in shares of Common Stock on December 31, 2005 and the reinvestment of dividends.

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Middleburg Financial Corporation	100.00	123.00	72.83	51.30	44.51	53.70
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $500M-$1B	100.00	113.73	91.14	58.40	55.62	60.72

ITEM 6.                      SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated.  The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2010, 2009, 2008, 2007 and 2006.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except ratios and per share data)
Balance Sheet Data:
Assets (1)	$1,104,487	$976,374	$985,191	$841,400	$772,305
Loans, net (2)	703,706	680,104	702,651	638,692	564,750
Securities	258,338	178,924	181,312	129,142	135,435
Deposits	890,306	805,648	744,782	588,769	570,599
Shareholders’ equity	96,593	100,312	75,677	77,904	77,898
Average shares outstanding, basic	6,933	5,629	4,528	4,506	4,132
Average shares outstanding, diluted	6,933	5,630	4,554	4,578	4,223

Income Statement Data:
Interest income	$48,031	$56,746	$55,922	$49,628	$45,398
Interest expense	14,175	19,082	22,719	22,441	18,487
Net interest income	33,856	37,664	33,203	27,187	26,911
Provision for loan losses	12,005	4,551	5,261	1,786	499
Net interest income after
provision for loan losses	21,851	33,113	27,942	25,401	26,412
Non-interest income	26,240	19,914	17,817	7,832	8,420
Securities gains (losses)	237	998	(913)	(130)	(305)
Non-interest expense	52,742	48,862	42,599	29,455	23,210
Income (loss) before income taxes and non-controlling
interest in consolidated subsidiary (3)	(4,888)	5,163	2,247	3,648	11,317
Income taxes	(2,562)	64	444	584	3,299
Non-controlling interest in consolidated subsidiary	(362)	(1,577)	757	--	--
Net income (loss)	(2,688)	3,522	2,560	3,064	8,018

Per Share Data:
Net income (loss), basic	$(0.39)	$0.37	$0.57	$0.68	$1.94
Net income (loss), diluted	(0.39)	0.37	0.56	0.67	1.90
Cash dividends	0.35	0.58	0.57	0.76	0.76
Book value at period end	14.02	14.52	16.69	17.21	17.29
Tangible book value at period end (6)	13.10	13.57	15.20	16.06	16.06

Asset Quality Ratios:
Non-performing loans to total portfolio loans	4.79%	1.80%	1.19%	1.03%	0.00%
Non-performing loans to total assets	3.62	1.86	1.58	0.79	0.00
Net charge-offs to average loans	0.88	0.76	0.51	0.04	0.01
Allowance for loan losses to loans
outstanding at end of period (2)	2.08	1.33	1.41	1.10	0.98

Selected Ratios:
Return on average assets	(0.25)%	0.35%	0.28%	0.38%	1.05%
Return on average equity	(2.71)	3.21	3.37	3.83	12.25
Dividend payout	NA	145.00	100.79	111.76	39.41
Efficiency ratio (4)	85.55	82.63	80.53	81.25	63.85
Net interest margin (5)	3.61	4.17	4.02	3.80	3.97
Equity to assets (including non-controlling interest in consolidated subsidiary)	9.05	10.59	7.68	9.26	10.09
Tier 1 risk-based capital	12.80	13.86	10.25	11.55	12.79
Total risk-based capital	14.06	15.06	11.50	12.59	13.70
Leverage	9.02	10.40	8.40	9.44	10.26
(1)
Amounts have been adjusted to reflect the application of FASB Interpretation No. 46R.  The common equity portion of the Trust Preferred entities has been deconsolidated and is included in Assets for all years reported.

(2)	Includes mortgages held for sale.
(3)	Consolidated Southern Trust Mortgage, LLC in 2010, 2009 and 2008 based on the Company’s 57.1% ownership at year end.
(4)
The efficiency ratio is not a measurement under accounting principles generally accepted in the United States but is a key performance indicator in the Company’s industry.  The Company monitors this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning.  The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses.  It is a measure of the relationship between operating expenses to earnings.  Net interest income on a tax equivalent basis for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 were $35,152,000, $39,218,000, $34,328,000, $28,190,000, and $27,705,000.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies,” below for additional information.

(5)	Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.
(6)
Tangible book value is not a measurement under accounting principles generally accepted in the United States.  It is computed by subtracting identified intangible assets and goodwill from total Middleburg Financial Corporation shareholders’ equity and then dividing the result by the number of shares of common stock issued and outstanding at the end of the accounting period.

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

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc and a majority owned subsidiary, Southern Trust Mortgage, LLC.  Middleburg Bank is a community bank serving the Virginia counties of Prince William, Loudoun, Fairfax, Fauquier and the town of Williamsburg with nine financial service centers and two limited service facilities.  Middleburg Investment Group is a non-bank holding company with one wholly owned subsidiary, Middleburg Trust Company, which in turn wholly owns Middleburg Investment Advisors, Inc.  Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities.  Middleburg Investment Advisors is a registered investment advisor headquartered in Alexandria, Virginia serving clients in 24 states.  Southern Trust Mortgage is a regional mortgage company headquartered in Virginia Beach, Virginia and maintains offices in Virginia, Maryland, Georgia, North Carolina and South Carolina.

The Company generates a significant amount of its income from the net interest income earned by Middleburg Bank.  Net interest income is the difference between interest income and interest expense.  Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon.  Middleburg Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon.  The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses or potential other-than-temporary impairment of securities.  Middleburg Investment Group’s subsidiaries, Middleburg Trust Company and Middleburg Investment Advisors, generate fee income by providing investment management and trust services to its clients.  Investment management and trust fees are generally based upon the value of assets under management, and, therefore can be significantly affected by fluctuations in the values of securities caused by changes in the capital markets.  Southern Trust Mortgage generates fees from the origination and sale of mortgages loans.  Southern Trust Mortgage also maintains a real estate construction portfolio and receives interest and fee income from these loans, which, net of interest expense, is included in net interest income.

At December 31, 2010, total assets were $1.1 billion, an increase of 13.1% or $128.2 million from total assets of $976.4  million at December 31, 2009.  Total loans, including mortgages held for sale increased $29.4 million from $689.3 million at December 31, 2009 to $718.7 million at December 31, 2010.  Total deposits increased by $84.7 million or 10.5% from $805.6  million at December 31, 2009 to $890.3 million at December 31, 2010.  Lower cost deposits, including demand checking, interest checking and savings increased $64.5 million or 12.8% from the year ended December 31, 2009 to $567.2 million for the year ended December 31, 2010.  Higher cost time deposits, excluding brokered certificates of deposit, increased 9.3% or $22.2 million from the year ended December 31, 2009 to $261.1 million for the year ended December 31, 2010.  The shift in the mix of deposits as well as lower interest rates paid on deposits  and borrowings during 2010 contributed to the 72 basis point decrease in the overall cost of interest-bearing liabilities from 2009 to 2010.  The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, decreased from 4.17% for the year ended December 31, 2009 to 3.61% for the year ended December 31, 2010.  The decrease is attributed to the 72 basis point decrease in yield of total interest bearing liabilities as compared to the 114 basis point decrease, on a tax equivalent basis, in yield of total interest bearing assets.  The provision for loan losses increased by $7.5 million for the year ended December 31, 2010 to $12.0 million compared to $4.5 million for the same period in 2009. The Company recognized other-than-temporary impairment  on trust preferred securities of $1.1 million for the year ended December 31, 2010 compared to $1.1 million for the same period in 2009.  Total non-interest income increased by $5.1  million for the year ended December 31, 2010, compared to same period in 2009.  The increase is largely due to gains on the sale of loans by the Company’s mortgage banking subsidiary, Southern Trust Mortgage.  Non-interest expense in 2010 increased $3.9 million, up 7.9% from 2009, driven primarily by commissions related to the increased production at Southern Trust Mortgage, increased occupancy expenses related to the opening of the Gainesville financial service center, higher advertising expenses, increased OREO expenses, and a valuation adjustment on former branch sites.

Total non-interest expenses for the years ended December 31, 2010, 2009, and 2008 include the consolidated expenses of Southern Trust Mortgage.  Although the Company is focused on keeping growth in non-interest expense low in the future, because of the Company’s plans to engage in growth and expansion, it is expected that non-interest expense will continue to grow in the future at a rate similar to previous years.  The Company remains well capitalized with risk-adjusted core capital and total capital ratios well above the regulatory minimums.

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

Presented below is discussion of those accounting policies that management believes are the most important (“Critical Accounting Policies”) to the portrayal and understanding of Middleburg Financial Corporation’s financial condition and results of operations.  The Critical Accounting Policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

Middleburg Bank evaluates various loans individually for impairment as required by applicable accounting standards.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment with a group of loans that have similar characteristics.

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

Intangibles and Goodwill

The Company has approximately $6.4 million in intangible assets and goodwill at December 31, 2010, a decrease of $171,000 since December 31, 2009, which was attributable to regular amortization of intangible assets.  On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment advisor, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years.  The remainder of the purchase price has been allocated to goodwill.  As of January 3, 2011, Middleburg Investment Advisors was merged into Middleburg Trust Company.  Approximately $1.0 million of the $6.4 million in intangible assets and goodwill at December 31, 2010 is attributable to the Company’s investment in Middleburg Trust Company.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

In addition, current accounting standards require that goodwill be tested annually using a two-step process.  The first step is to identify a potential impairment.  The second step measures the amount of the impairment loss, if any.  Processes and procedures have been identified for the two-step process.  The most recent evaluation was conducted as of September 30, 2010.

As of December 31, 2010, the Company recognized two consolidated subsidiaries as reporting units for the purpose of goodwill evaluation and reporting:  Southern Trust Mortgage (“STM”) and Middleburg Investment Group (“MIG”).   MIG is the parent company of Middleburg Trust Company and the former Middleburg Investment Advisors.  The following table shows the allocation of goodwill between the two reporting units and the percentage by which the fair value of each reporting unit as of September 30, 2010 (the most recent fair value evaluation date) exceeded the carrying value as of that date:

Allocation of Goodwill to Reporting Units
(Dollars in Thousands)
					Percentage by
		(1)		(1)	which Fair Value
	Carrying Value	Carrying Value		Estimated Fair Value	of Reporting
Reporting	of Goodwill	of Reporting Unit		of Reporting Unit	Unit Exeeds
Unit	September 30, 2010	September 30, 2010		September 30, 2010	Carrying Value

STM	$1,867	$6,547		$7,797	19.09%
MIG	3,422	5,952	(2)	6,790	14.08%

Total	$5,289	$12,499		$14,587	16.71%

(1) Reported amounts reflect only Middleburg Financial Corporation shareholders' ownership interests. Estimated fair values are as of September 30, 2010. Management does not believe the estimated fair values have changed significantly from September 30, 2010 to December 31, 2010.

(2) Includes $1.1 million of amortizing intangible assets.

Management estimates fair value utilizing multiple methodologies which include discounted cash flows, comparable companies, third-party sale and assets under management analysis. Determining the fair value of the Company’s reporting units requires management to make judgments and assumptions related to various items, including estimates of future operating results, allocations of indirect expenses, and discount rates.  Management believes its estimates and assumptions are reasonable; however, the fair value of each reporting unit could be different in the future if actual results or market conditions differ from the estimates and assumptions used.

The Company’s forecasted cash flows for its reporting units assume a stable economic environment and consistent long-term growth in loan originations and assets under management over the projected periods.  Additionally, expenses are assumed to be consistently correlated with projected asset and revenue growth over the time periods projected.  Although we believe the key assumptions underlying the financial forecasts to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond the control of the Company.  Accordingly, there can be no assurance that the forecasted results will be realized and variations from the forecast may be material.  If weak economic conditions continue or worsen for a prolonged period of time, or if the reporting unit loses key personnel, the fair value of the reporting unit may be adversely affected which may result in impairment of goodwill or other intangible assets in the future.  Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations.

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

Other-Than-Temporary Impairment (OTTI)

Approximately $1.1 million in losses related to other-than-temporary impairment on trust-preferred securities was recognized in 2010.  At December 31, 2010, the Company $800,000 in trust preferred securities in its portfolio.

In accordance with applicable accounting guidance, we determine other-than-temporary impairment for the trust preferred securities in the securities portfolio based on an evaluation of the underlying collateral.  We developed cash flow projections based upon assumptions of default/deferral rates, recovery rates, and prepayment rates for the collateral.  The present value of the projected cash flows was calculated by discounting the projected cash flows using the effective yield at purchase in accordance with applicable accounting guidance.  Finally the present values of the projected cash flows were compared to the carrying values of the securities.  If the present values were less than the carrying value, we determined that the security had an other-than-temporary impairment equal to the difference between the present value and the carrying value of the bond.

The Company may need to recognize additional other-than-temporary impairments related to trust preferred securities in 2011.  We evaluate our default assumptions and cash flow projections in relation to the credit performance of the collateral that underlies the trust preferred securities.  Should additional deferrals/defaults occur on the collateral, projected cash flows from the collateral could be reduced which could result in other-than-temporary impairments in 2011.

Results of Operations

Net Income (Loss)

The Company had a net loss for 2010 of $2.7 million, compared to net income of $3.5 million in 2009.     For 2010, the loss per diluted share was $0.39 compared to earnings per diluted share of $0.37 and $0.56 for 2009 and 2008, respectively.

Return on average assets (“ROA”) measures how effectively the Company employs its assets to produce net income.  The ROA for the Company was -0.25% for the year ended December 31, 2010 compared to   0.35% and 0.28% for the years ended December 31, 2009 and 2008 respectively.  Return on average equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total average equity capital invested.  ROE declined to -2.7% for the year ended December 31, 2010.   ROE was 3.2% and 3.4% for the years ended December 31, 2009 and 2008, respectively.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities as of December 31.  Non-accrual loans are included in the loan average balances.

Average Balances, Income and Expenses, Yields and Rates
(Years Ended December 31)

		2010			2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets :
Securities:
Taxable	$159,326	$4,838	3.04%	$105,765	$4,830	4.57%	$108,482	$5,483	5.05%
Tax-exempt (1)	59,654	3,810	6.39%	64,305	4,461	6.94%	47,975	3,306	6.89%
Total securities	$218,980	$8,648	3.95%	$170,070	$9,291	5.46%	$156,457	$8,789	5.62%
Loans
Taxable	$707,135	$40,548	5.73%	$710,745	$48,834	6.87%	$689,210	$48,088	6.98%
Tax-exempt (1)	-	-	0.00%	1	-	0.00%	8	1	12.50%
Total loans	$707,135	$40,548	5.73%	$710,746	$48,834	6.87%	$689,218	$48,089	6.98%
Federal funds sold	-	-	0.00%	20,607	42	0.20%	7,604	139	1.83%
Interest bearing deposits in
other financial institutions	47,836	131	0.27%	38,485	95	0.25%	4,097	165	4.03%
Total earning assets	$973,951	$49,327	5.06%	$939,908	$58,262	6.20%	$857,376	$57,182	6.67%
Less: allowances for credit losses	(11,119)			(9,160)			(9,251)
Total nonearning assets	94,005			83,698			77,029
Total assets	$1,056,837			$1,104,446			$925,154

Liabilities:
Interest-bearing deposits:
Checking	$283,294	$2,294	0.81%	$251,781	$3,091	1.23%	$188,886	$3,755	1.99%
Regular savings	77,864	725	0.93%	59,095	749	1.27%	54,891	951	1.73%
Money market savings	53,894	427	0.79%	42,985	473	1.10%	39,267	465	1.18%
Time deposits:
$100,000 and over	160,063	4,298	2.69%	135,149	4,342	3.21%	127,398	5,021	3.94%
Under $100,000	161,338	4,289	2.66%	187,115	6,959	3.72%	127,114	5,299	4.17%
Total interest-bearing deposits	$736,453	$12,033	1.63%	$676,125	$15,614	2.31%	$537,556	$15,491	2.88%

Short-term borrowings	10,419	393	3.77%	19,424	593	3.05%	44,983	1,988	4.42%
Securities sold under agreements
to repurchase	25,314	205	0.81%	21,122	40	0.19%	40,924	831	2.03%
Long-term debt	55,303	1,544	2.79%	69,407	2,835	4.08%	100,308	4,398	4.38%
Federal funds purchased	25	-	-%	-	-	-%	397	11	2.77%
Total interest-bearing liabilities	$827,514	$14,175	1.71%	$786,078	$19,082	2.43%	$724,168	$22,719	3.14%
Non-interest bearing liabilities
Demand deposits	120,475			107,936			114,466
Other liabilities	6,850			10,620			7,328
Total liabilities	$954,839			$904,634			$845,961
Non-controlling interest in consolidated Subsidiary	2,876			2,774			3,232
Shareholders’ equity	99,122			107,038			75,961
Total liabilities and Shareholders’ equity	$1,056,837			$1,104,446			$925,154

Net interest income		$35,152			$39,180			$34,463

Interest rate spread			3.35%			3.77%			3.53%
Interest expense as a percent of
average earning assets			1.46%			2.03%			2.65%
Net interest margin			3.61%			4.17%			4.02%
___________
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

Net interest income was $33.9 million for the year ended December 31, 2010  This is a decrease of 10.1% over the $37.7 million reported for the same period in 2009.  Net interest income for 2009 increased 13.6% over the $33.2 million reported for 2008.  The net interest margin decreased 56 basis points to 3.61% in 2010.  The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio.  Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense.  The tax rate utilized in calculating the tax benefit for each of 2010, 2009 and 2008 is 34%.  The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to
Tax Equivalen Net Interest Income

	For the Year Ended December 31,
(in thousands)	2010	2009	2008
GAAP measures:
Interest Income - Loans	$40,548	$48,834	$48,088
Interest Income - Investments & Other	7,483	7,912	7,834
Interest Expense - Deposits	12,033	15,614	15,492
Interest Expense - Other Borrowings	2,142	3,468	7,227
Total Net Interest Income	$33,856	$37,664	$33,203
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Loans	$-	$-	$1
Tax Benefit Realized on Non-Taxable Interest Income - Municipal
Securities	1,296	1,516	1,259
Total Tax Benefit Realized on Non-Taxable Interest Income	$1,296	$1,516	$1,260
Total Tax Equivalent Net Interest Income	$35,152	$39,180	$34,463

The decrease in net interest income in 2010 resulted from a decrease in yields on earning assets which was not entirely offset by reduced funding costs. Interest income and fees from loans and investments decreased 15.36% during 2010. The cost of interest bearing liabilities in 2010 decreased to 1.71%, down 72 basis points relative to 2009.

The yield on the loan portfolio decreased 114 basis points in 2010 to 5.73% versus 2009.  On average, the loan portfolio decreased by $3.6 million or 0.5% over the year ended December 31, 2009. Interest income from loans decreased $8.3 million or 16.97% over the year ended December 31, 2009. The average balance in the securities portfolio increased by $48.9 million in 2010, while the tax-equivalent yield decreased 151 basis points to 3.95%.

The average balance of interest bearing accounts (interest bearing checking, savings and money market accounts) increased 17.3% to $415.0 million at December 31, 2010.  The cost of such funding decreased 39 basis points over the year ended December 31, 2009.  The average balance of interest bearing checking increased 12.5% with a corresponding cost decrease of 42 basis points.  The average balances in total time deposits was relatively unchanged while the cost of those deposits decreased 82 basis points.  The increase in the average balance of  time deposits greater than $100,000 was $25.0 million.  These deposits typically have a higher cost when compared to all other interest bearing deposits and do not include brokered certificates of deposit.

During 2010, non-deposit interest bearing liabilities decreased on average by $18.9 million.  The Company decreased its average short-term borrowings by $9.0 million or 46.3% over the year ended December 31, 2009.  The Company decreased its average long term debt by $14.1 million or 20.3% over the year ended December 31, 2009. Much of the decrease in borrowings was offset by the increases in deposits as the Company focused its efforts on deposit generation.  Total interest expense for 2010 was $14.2 million, a decrease of $4.9 million compared to the total interest expense for 2009. The cost of interest-bearing liabilities decreased 72 basis points over the year ended December 31, 2009.

Management believes that the net interest margin could compress further during 2011.  Based on conservative internal interest rate risk models and the assumption of a sustained low rate environment, the Company expects net interest income to trend downward slightly throughout the next 12 months as loan related assets reprice and the decline in funding costs slows.  The expected decrease to net interest income over a 12 month period could be 3.1% or $1.1 million if interest rates were to rise 100 basis points immediately. It is anticipated that targeted growth in earning assets and liability repricing opportunities will help mitigate the above mentioned impact to the Company’s net interest margin.  The Asset/Liability Management Committee continues to focus on various strategies to maintain the net interest margin.

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

Volume and Rate Analysis
(Tax Equivalent Basis)
(Years Ended December 31)

	2010 vs. 2009				2009 vs. 2008
	Increase (Decrease) Due				Increase (Decrease) Due
	to Changes in:				to Changes in:
	(In Thousands)
	Volume	Rate	Total		Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$2,446	$(2,438)		$8	$(166)	$(487)	$(653)
Tax-exempt (1)	(323)	(328)		(651)	1,133	22	1,155
Loans:
Taxable	(248)	(8,038)		(8,286)	1,458	(712)	746
Tax-exempt (1)	--	--		--	--	(1)	(1)
Federal funds sold	(42)	--		(42)	(202)	(299)	(97)
Interest bearing deposits in other
financial institutions	23	13		36	79	(149)	(70)
Total earning assets	$1,856	$(10,791)		$(8,935)	$2,302	$(1,626)	$676

Interest-Bearing Liabilities:
Interest checking	$387	$(1,184)		$(797)	$4,468	$(5,132)	$(664)
Regular savings deposits	262	(286)		(24)	130	(322)	(192)
Money market deposits	120	(166)		(46)	32	(24)	8
Time deposits
$100,000 and over	800	(844)		(44)	333	(1,012)	(679)
Under $100,000	(1,007)	(1,663)		(2,670)	2,119	(459)	1,660
Total interest bearing deposits	$562	$(4,143)		$(3,581)	$7,082	$(6,949)	$133

Short-term borrowings	$(275)	$75		$(200)	$(903)	$(492)	$(1,395)
Securities sold under agreement
to repurchase	8	157		165	(276)	(515)	(791)
Long-term debt	(576)	(715)		(1,291)	(1,279)	(284)	(1,563)
Federal funds purchased	-	-		-	(11)	-	(11)
Total interest bearing
Liabilities	$(281)	$(4,626)		$(4,907)	$4,613	$(8,240)	$(3,627)

Change in net interest income	$2,137	$(6,165)	$	(4,028)	$(2,311)	$6,614	$4,303

_______________
(1)           Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

The Company’s loan loss provision during 2010 and 2009 was $12.0 million and $4.5 million, respectively.  The Company is committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in the loan portfolio.  This commitment is more fully discussed in the “Allowance for loan losses” section below.

Non-interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income includes fees generated by the commercial and retail banking segment, the wealth management segment and the mortgage banking segment of the Company.  Non-interest income (excluding securities gains and losses and impairment losses) increased 32.2% to $26.3 million for the year ended December 31, 2010, compared to $19.9 million for 2009.  The increases in the sub-categories of non-interest income were largely the result of increases in gain-on-sale of mortgage loans.

Service charges, which include deposit fees and certain loan processing fees, decreased 2.5% to $2.4 million for the year ended December 31, 2010, compared to $2.4 million for the year ended December 31, 2009.

Income from the wealth management segment is produced by Middleburg Investment Advisors, Middleburg Trust Company and the investment services department of Middleburg Bank.  Middleburg Investment Advisors was absorbed into Middleburg Trust Company on January 3, 2011. Investment advisory fees from Middleburg Investment Advisors decreased 13.6% to $1.2 million for the year ended December 31, 2010, compared to $1.4 million for the year ended December 31, 2009.  Middleburg Investment Advisors is predominantly a fixed income money manager that bases its fee upon the market value of the accounts under management.  Assets under management at Middleburg Investment Advisors were $314.7 million at December 31, 2010, unchanged from the same period in 2009. Middleburg Trust Company produced fiduciary fees that increased 16.7% to $2.1 million for the year ended December 31, 2010, compared to $1.8 million for the same period in 2009.  Assets under management at Middleburg Trust Company increased 20.9% or $160.9 million to $932.4 million at December 31, 2010.  The increase in assets under management at Middleburg Trust Company resulted primarily from an overall increase in market values of the accounts under management as well as improved business development activities resulting in more accounts under management. Middleburg Bank holds a large portion of its investment portfolio in custody with Middleburg Trust Company. Commissions on investment services fees from the investment services department of Middleburg Bank increased to $622,000 for the year ended December 31, 2010, compared to $580,000 for the year ended December 31, 2009.

The revenues, expenses, assets and liabilities of Southern Trust Mortgage for the year ended December 31, 2010 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share of Southern Trust Mortgage’s income not owned by the Company reported as “Net income (loss) attributable to non-controlling interest”.  Accordingly, gains and fees on mortgages held for sale of $17.2 million and $1.9 million, respectively, which were generated by Southern Trust Mortgage for the year ended December 31, 2010, are being reported as part of the consolidated Non-interest income.  For the year ended December 31, 2010, Southern Trust Mortgage closed $782 million in loans, compared to $990 million in loans for the year ended 2009.  During 2010, Southern Trust Mortgage continued to address problem loans through charge-offs and increases in the allowance for loan losses in anticipation of additional charge-offs.  The majority of the problem loans are due to credit risk in their remaining construction portfolio and early payment defaults of loans sold to investors, both of which are issues facing mortgage bankers in the current economic climate.  Southern Trust Mortgage continues to analyze the problem loans and its construction portfolio as well as refine its methodology to estimate the expected loss and required reserve.

Income earned from Middleburg Bank’s $15.5 million investment in Bank Owned Life Insurance (BOLI) contributed $503,000 to total other income for the year ended December 31, 2010.  The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004,  $485,000 in the second quarter of 2007, $453,000 in the fourth quarter of 2009, and $682,000 in the second quarter of 2010 to help subsidize increasing employee benefit costs and expenses related to the restructuring of its supplemental retirement plans.

The Company had net realized gains of $866,000 from sales of securities for the year ended December 31, 2010, compared to $2.1 million for the year ended December 31, 2009. Additionally, $1.1 million and $1.1 million in losses related to other-than-temporary impairment on trust-preferred securities were recognized in 2010 and 2009 respectively.

Other operating income increased by $79,000 to $390,000 for the year ended December 31, 2010, compared to the same period in 2009.  Other operating income includes equity earnings recognized by Southern Trust Mortgage from its investments in several mortgage partnerships of $243,700 and equity earnings recognized by Middleburg Bank Service Corporation from its equity investments.

Non-interest income (excluding securities gains and losses and impairment losses) increased 11.8% to $19.9 million for the year ended December 31, 2009, compared to $17.8 million for 2008.

Service charges, which include deposit fees and certain loan fees, decreased 2.2% to $2.4 million for the year ended December 31, 2009, compared to $2.5 million for the year ended December 31, 2008.  Investment advisory fees of $1.4 million for the year ended December 31, 2009 are from Middleburg Investment Advisors which was absorbed into Middleburg Trust Company on January 3, 2011.  Investment advisory fees decreased $406,000 for the year ended December 31, 2009 compared to the 2008 investment advisory fee amount of $1.8 million.  Middleburg Trust Company produced fiduciary fees that decreased 5.9% to $1.8 million for the year ended December 31, 2009, compared to $1.9 million for the same period in 2008.

Investment sales fees increased to $580,000 for the year ended December 31, 2009, compared to $433,000 for the year ended December 31, 2008.

Non-interest Income
(Years Ended December 31)

	2010	2009	2008
	(In thousands)
Service charges, commissions and fees	$2,351	$2,412	$2,467
Trust fee income	2,121	1,812	1,925
Investment advisory fee income	1,214	1,406	1,812
Commission on investment sales	622	580	433
Gains on loans held for sale	17,158	11,860	8,656
Fees on mortgages held for sale	1,881	1,044	1,440
Bank-owned life insurance	503	489	469
Other operating income	390	311	615
Non-interest income	$26,240	$19,914	$17,817
Gains (Losses) on securities available for sale, net, and impairment losses	(237)	998	(913)
Total non-interest income	$26,003	$20,912	$16,904

Non-interest Expense

Non-interest expense increased 7.8% to $52.7 million for the year ended December 31, 2010, compared to $48.9 million for 2009.  When taken as a percentage of total average assets for the year ended December 31, 2010, the expense was 4.9% of total average assets, an increase from 4.4% for the same period in 2009.

Salaries and employee benefits increased $1.6 million to $29.6 million when comparing the year ended December 31, 2010 to the same period in 2009.   The increase is largely due to an increase in commissions resulting from higher loan originations by Southern Trust Mortgage in 2010.  The remainder of the increase is the result of an increase in the number of full time employees in 2010. The Company had 350 full-time equivalent employees at December 31, 2010 compared with 340 at December 31, 2009.

Net occupancy and equipment expenses increased 5.1% to $6.2 million for the year ended December 31, 2010, compared to $5.9 million for the same period in 2009.  The increase was largely due to the costs associated with opening a financial service center in Gainesville, Virginia.

Advertising expense increased 40.9% in 2010 to $1.1 million compared to $760,000 in 2009.  The increase was largely due to promotions for various deposit products.

Computer operations expense increased 2.6% to $1.3 million for the year ended December 31, 2010 compared to the same period ended December 31, 2009.

Expense relating to other real estate owned decreased by 47.4% to $2.0 million for the year ended December 31, 2010 compared to $3.8 million for the year ended December 31, 2009.

Other tax expense increased 36% to $798,000 for the year ended December 31, 2010 compared to $587,000 for the year ended December 31, 2009 primarily due to an increase in state franchise taxes.

FDIC expense decreased to $1.9 million for the year ended December 31, 2010 compared to $2.1 million for the year ended December 31, 2009. The decrease in FDIC expense in 2010 was related to a special assessment in June of 2009 which resulted in higher FDIC expenses in that year.

Non-interest expense increased 14.7% to $48.9 million in 2009 compared to 2008.  Salaries and employee benefits increased $2.6 million to $28.0 million when comparing the year ended December 31, 2009 to the same period in 2008.  The consolidation of Southern Trust Mortgage contributed $10.5 million to the increase in salaries and employee benefits for the year ended December 31, 2008.   The Company had 340 full-time equivalent employees at December 31, 2009 compared with 333 at December 31, 2008.

Net occupancy and equipment expenses increased 1.3% to $5.9 million for the year ended December 31, 2009 compared to $5.8 million for the same period in 2008.  Advertising expense decreased 17.1% in 2000 to $760,000, compared to $917,000 in 2008.  Expense related to other real estate owned was $3.8 million for the year ended December 31, 2009, compared to $1.3 million for the year ended December 31, 2008, and included losses on dispositions.  The increase was due to legal expenses related to foreclosure, valuation adjustments and losses on the sales of these assets.

Non-interest Expenses
(Years Ended December 31)

	2010	2009	2008
	(In thousands)
Salaries and employee benefits	$29,594	$28,042	$25,376
Net occupancy and equipment expense	6,249	5,904	5,826
Advertising	1,071	760	917
Computer operations	1,324	1,290	1,110
Other real estate owned	2,468	3,794	1,286
Other taxes	798	587	642
Federal Deposit Insurance Corporation expense	1,907	2,051	513
Other operating expenses	9,331	6,434	6,929
Total	$52,742	$48,862	$42,599

Income Taxes

Reported income tax benefit was $2.6 million for the year ended December 31, 2010, compared to income tax expense of $64,000 for the year ended December 31, 2009.  The effective tax rate for 2010 was (52.4%) compared to 1.2% in 2009 and 19.8% in 2008.  The income tax benefit for the year ended December 31, 2010 compared to the same period in 2009 was primarily due to the operating losses in the third quarter of 2010. Note 10 of the Company’s Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and the Company’s actual income tax expense.  Also included in Note 10 to the Consolidated Financial Statements is information regarding the principal items giving rise to deferred taxes for the two years ended December 31, 2010.

Summary of Financial Results by Quarter

The following table summarizes the major components of the Company’s results of operations for each quarter of the last three fiscal years.

	2010 Quarter Ended
Dollars in thousands except per share data	March 31	June 30	September 30	December 31

Net interest income	$8,456	$8,432	$7,958	$9,010
Net interest income (loss) after provision
for loan losses	7,527	7,141	(1,172)	8,355
Other income	4,717	6,191	7,335	7,997
Net securities gains (losses) and impairment losses	355	(134)	(438)	(20)
Other expense	11,943	12,266	14,387	14,146
Income (loss) before income taxes	656	932	(8,662)	2,186
Net income (loss)	569	857	(5,365)	1,613
Less: net income (loss) attributable to
non-controlling interest	245	(133)	(423)	(51)
Net income (loss) attributable to Middleburg
Financial Corporation	814	724	(5,788)	1,562
Diluted earnings (loss) per common share	$0.12	$0.10	$(0.83)	$0.23
Dividends per common share	0.10	0.10	0.10	0.05

	2009 Quarter Ended
Dollars in thousands except per share data	March 31	June 30	September 30	December 31

Net interest income	$9,684	$9,910	$9,356	$8,714
Net interest income after provision for
loan losses	8,647	8,327	8,392	7,747
Other income	4,757	5,468	4,590	5,099
Net securities gains (losses) and impairment losses	230	661	(258)	365
Other expense	11,832	13,019	11,905	12,106
Income before income taxes	1,802	1,437	544	1,380
Net income	1,662	1,416	636	1,385
Less: net income attributable to
non-controlling interest	(678)	(603)	(26)	(270)
Net income attributable to Middleburg
Financial Corporation	984	813	610	1,115
Diluted earnings per common share	$0.17	$0.11	$0.05	$0.07
Dividends per common share	0.19	0.19	0.10	0.10

	2008 Quarter Ended
Dollars in thousands except per share data	March 31	June 30	September 30	December 31

Net interest income	$7,727	$8,447	$8,566	$8,463
Net interest income after provision for
loan losses	5,663	6,140	8,248	7,891
Non-interest income	4,694	4,637	4,761	3,725
Net securities gains (losses) and impairment losses	108	(367)	(784)	130
Non-interest expense	10,507	10,410	10,044	11,638
Income (loss) before income taxes	(42)	-	2,181	108
Net income	122	68	1,526	87
Less: net loss attributable to
non-controlling interest	31	293	29	404
Net income attributable to Middleburg
Financial Corporation	153	361	1,555	491
Diluted earnings per common share	$0.03	$0.08	$0.34	$0.11
Dividends per common share	0.19	0.19	0.19	-

Financial Condition

Assets, Liabilities and Shareholders Equity

The Company’s total assets were $1.10 billion at December 31, 2010, an increase of $127.6 million or 13.2% compared to $976.4 million as of December 31, 2009.  Securities increased $79.3 million or 45.9% from 2009 to 2010.  Loans, net of allowance for loan losses and deferred loan costs, increased by $9.2 million or 1.4% from 2009 to 2010.  Total liabilities were $1.00 billion as of December 31, 2010, compared to $873 million as of December 31, 2009.  Total shareholders’ equity at year end 2010 and 2009 was $97.0 million and $100.3 million, respectively.

Loans

The Company’s loan portfolio is its largest and most profitable component of earning assets, totaling 72.6% of average earning assets.  The Company places great focus on originating and maintaining high credit quality loans.  In 2010, the tax equivalent yield on loans was 5.73% while non-accrual loans and loans past due more than 90 days was  4.65% of average loans.  The Company continues to focus on loan portfolio quality and diversification as a means of increasing earnings.  Total loans were $718.7 million at December 31, 2010, an increase of 4.3% from December 31, 2009’s total of $689.3 million.  Total loans decreased 3.4% from $712.7 million at December 31, 2008 to $689.3 million at December 31, 2009.  The total loan to deposit ratio decreased to 74.0% at December 31, 2010, compared to 85.5% at December 31, 2009 and 95.5% at December 31, 2008.

Loan Portfolio
(At December 31)

Dollars in thousands	2010	2009	2008	2007	2006

Commercial, financial and agricultural	$56,385	$43,331	$44,127	$46,482	$37,501
Real estate construction	68,110	73,019	105,717	96,576	69,033
Real estate mortgage
Residential (1-4 family)	191,969	209,735	216,034	202,822	189,341
Home equity lines	50,651	56,828	54,974	48,039	39,670
Non-farm, non-residential (1)	268,262	241,903	230,153	229,153	217,061
Secured by farmland	11,532	2,491	2,522	2,476	2,473
Mortgages held for sale	59,361	45,010	40,301	-	-
Consumer	12,403	16,972	18,868	20,237	15,253
Total loans	718,673	689,289	712,696	645,785	570,332
Less: Allowance for loan losses	14,967	9,185	10,020	7,093	5,582
Net loans	$703,706	$680,104	$702,676	$638,692	$564,750
    ____________
(1)	This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

At December 31, 2010, residential real estate (1-4 family) portfolio loans constituted 26.7% of total loans and decreased $17.8 million during the year.  Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans.  Real estate construction loans constituted 9.5% of total loans and decreased 6.7%.  The Company’s one time closing construction/permanent loan product competes successfully in a high growth market like Loudoun County because the Company is local and can respond quickly to inspections and construction draw requests.  Non-farm, non-residential real estate loans are typically owner-occupied commercial buildings.  Non-farm, non-residential loans were 37.3% of the total loan portfolio at December 31, 2010.  The increase in the non-farm, non-residential real estate loans is the result of the Company’s diversification strategy.   Home equity lines and agricultural real estate loans were 7.1% and 1.6% of total loans, respectively, at December 31, 2010.

The Company’s commercial, financial and agricultural loan portfolio consists of secured and unsecured loans to small businesses.  At December 31, 2010, these loans comprised 7.8% of the total loan portfolio.  This portfolio increased 30.1% during 2010 to $56.4 million.  Consumer installment loans primarily consist of unsecured installment credit and account for 1.7% of the total loan portfolio.

Consistent with its focus on providing community-based financial services, the Company generally does not extend loans outside its principal market area.  The Company’s market area for its lending services encompasses Fairfax, Fauquier and Loudoun Counties, where it operates full service financial centers.

The Company’s unfunded loan commitments totaled $83.3 million at December 31, 2010 and $84.6 million at December 31, 2009.

At December 31, 2010, the Company had no concentration of loans in any one industry in excess of 10% of its total loan portfolio.  However, because of the nature of the Company’s market, loan collateral is predominantly real estate.

The following table reflects the maturity distribution of selected loan categories:

Remaining Maturities of Selected Loan Categories
(At December 31, 2010)
(In Thousands)

	Commercial, Financial and Agricultural	Real Estate Construction

Within 1 year	$4,389	$39,253
Variable Rate:
1-5 years	18,159	5,507
After 5 years	8,520	559
Total	26,679	6,066
Fixed Rate:
1-5 years	10,397	13,651
After 5 years	14,920	9,141
Total	$25,317	$22,792
Total Maturities	$56,385	$68,111

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio.  These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses.  There were $39.9 million total non-performing assets, which consist of non-accrual loans, restructured loans and foreclosed property at December 31, 2010.  This is an increase of $21.8 million when compared to the December 31, 2009 balance of $18.1 million.  Foreclosed property at Middleburg Bank increased 28.9% to $8.4 million at December 31, 2010, compared to $6.5 million at December 31, 2009.  Loans more than 90 days past due still accruing were $909,000 at December 31, 2010.

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

	Nonperforming Assets
	Middleburg Financial Corporation

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Nonperforming assets:
Nonaccrual loans	$29,386	$8,606	$6,890	$6,635	$-
Restructured loans (1)	1,254	2,096	-	-	-
Accruing loans greater than
90 days past due	909	908	1,117	30	19

Total nonperforming loans	$31,549	$11,610	$8,007	$6,665	$19

Foreclosed property	8,394	6,511	7,597	-	-

Total Nonperforming assets	$39,943	$18,121	$15,604	$6,665	$19

Allowance for loan losses	$14,967	$9,185	$10,020	$7,093	$5,582

Nonperforming loans to
period end portfolio loans	4.79%	1.80%	1.19%	1.03%	0.00%

Allowance for loan losses
to nonperforming loans	47%	79%	125%	106%	29,379%

Nonperforming assets to
period end assets	3.62%	1.86%	1.58%	0.79%	0.00%

(1) Amount reflects restructured loans that are not included in nonaccrual loans.

Nonperforming loans increased $19.1 million from December 31, 2009 to December 31, 2010 while the allowance for loan losses balance increased $5.8 million during the same period, representing an increase in the allowance for loan losses balance of approximately 30.3% of the dollar amount increase in nonperforming loans.  The increase in nonperforming loans was due primarily to four large credit relationships being transferred to non-accrual during 2010.  These four relationships had an aggregate outstanding loan balance of  $15.8 million with an associated aggregate loan loss reserve of $2.1 million.  The following table provides additional information on the largest four relationships classified as non-accrual during the year ended December 31, 2010:

	Non-Accrual Loans - Large Credit Relationships
	December 31, 2010
	(In Thousands)						Year
		Year		ALLL	Date		Range
	Type of	Range	Non-accrual	Allocated	Placed on		of Last
	Loan	Originated	Loan Balance	to Loans	Non-accrual	Collateral	Appraisal

1	CRE/LOC	2006-2007	$9,721	$1,431	3Q2010	Business Assets / Real Estate	2006-2007
2	MTG	2005-2007	3,387	-	3Q2010	Real Estate	2010
3	MTG	2005	1,806	613	3Q2010	Real Estate	2010
4	CRE	2007-2008	911	65	3Q2010	Real Estate	2007

		Totals	$15,825	$2,109

The allowance for loan losses was 47% of non-performing loans at December 31, 2010.  At December 31, 2009 and 2008 the allowance for loan losses was 79% and 125% of non-performing loans, respectively. The decline in this ratio was caused by two primary factors.  Loans classified as nonperforming during the periods required smaller specific reserves than previously classified nonperforming loans, and some previously identified nonperforming loans with substantial associated specific reserve balances were charged off during 2009 and 2010.  The combination of these two factors caused the decline in the nonperforming loans ratio from December 31, 2008 to December 31, 2010.   Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

During 2010 and 2009, approximately $722,000 and $207,000, respectively, in additional interest income would have been recorded if the Company’s non-accrual loans had been current and in accordance with their original terms.

Included in the “Nonperforming Assets” table above are troubled debt restructurings (“TDR’s”) that were classified as impaired as of December 31, 2010.  The total balance of restructured loans at December 31, 2010 was $4.5 million of which $3.2 million were included in the Company’s non-accrual loan totals at that date and $1.3 million represented loans performing as agreed to the restructured terms. This compares with $2.1 million in restructured loans at December 31, 2009, an increase of $2.4 million or 114.3%.  The amount of the valuation allowance related to TDR’s was $532,000 and $675,000 as of December 31, 2010 and 2009 respectively.

The $3.2 million in nonaccrual restructured loans as of December 31, 2010 is comprised of $1.5 million in real estate construction loans and $1.8 million in 1-4 family real estate loans.  The $1.3 million in restructured loans which were performing as agreed under restructured terms as of December 31, 2010 is comprised of $291,000 in real estate construction loans, $113,000 in 1-4 family real estate loans, and $850,000 in other real estate loans.  All loans classified as restructured are considered to be non-performing assets as of December 31, 2010.

The Company requires six timely consecutive monthly payments before a restructured loan that has been placed on non-accrual can be returned to accrual status.  Approximately $647,000 in restructured loans were charged off during the year ended December 31, 2010.  The Company does not utilize formal modification programs or packages when loans are considered for restructuring.  Any loan restructuring is based on the borrower’s circumstances and may include modifications to more than one of the terms and conditions of the loan.

The Company’s accounting policy for foreclosed property does not provide for or allow any allowance for loan loss provision subsequent to the reclassification event which writes the loan down to fair value when moved into foreclosed property.

The Company has not performed any commercial real estate or other type of loan workout whereby the existing loan would have been structured into multiple new loans.

Allowance For Loan Losses

For a discussion of the Company’s accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses” above.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

Allowance for Loan Losses
	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands)

Balance, beginning of year	$9,185	$10,020	$7,093	$5,582	$5,143

Provision for loan losses	12,005	4,551	5,261	1,786	499

Southern Trust Mortgage consolidation	-	-	1,238	-	-

Charge-offs:

Real estate loans:
Construction	1,226	836	2,131	-	-
Secured by 1-4 family residential	3,256	3,205	233	-	-
Other real estate loans	460	375	-	-	-
Commercial loans	942	343	511	76	-
Consumer loans	500	725	744	263	112
Total charge-offs	$6,384	$5,484	$3,619	$339	$112

Recoveries:

Real estate loans:
Construction	$-	$-	$9	$-	$-
Secured by 1-4 family residential	37	9	-	-	-
Other real estate loans	4	-	-	-	-
Commercial loans	68	21	2	-	-
Consumer loans	52	68	36	64	52
Total recoveries	$161	$98	$47	$64	$52

Net charge-offs	6,223	5,386	3,572	275	60

Balance, end of year	$14,967	$9,185	$10,020	$7,093	$5,582

Ratio of allowance for loan losses
to portfolio loans outstanding at end of period	2.27%	1.43%	1.49%	1.09%	0.97%

Ratio of net charge offs to average
portfolio loans outstanding during the period	0.88%	0.76%	0.53%	0.04%	0.01%

The allowance for loan losses was $15.0 million at December 31, 2010, an increase of $5.8 million from $9.2 million at December 31, 2009.  The ratio of the allowance for loan losses to total portfolio loans outstanding was 2.27% at December 31, 2010 compared to 1.43% at December 31, 2009.  The allowance for loan losses was $10.0 million at December 31, 2008.   In 2010, the Company’s net charge-offs increased $800,000 from the previous year’s net charge-offs of $5.4 million.  Net charge-offs as a percentage of average portfolio  loans were 0.88% and 0.76% for 2010 and 2009, respectively.  The provision for loan losses was $12.0 million for 2010 and $4.6 million for 2009.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each major category of loan:

Allocation of Allowance for Loan Losses
(At December 31)
(In Thousands)

	Commercial, Financial, Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer
	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans

2010	1,162	5.40%	4,684	16.80%	8,736	74.54%	385	3.26%
2009	819	6.73%	2,087	11.35%	6,038	79.28%	241	2.64%
2008	911	6.57%	3,245	15.75%	5,292	74.87%	572	2.81%
2007	943	7.21%	1,392	14.98%	4,099	74.67%	659	3.14%
2006	771	6.58%	964	12.12%	3,642	78.62%	205	2.68%

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

Securities

The Company manages its investment securities portfolio consistent with established policies that include guidelines for earnings, rate sensitivity, liquidity and pledging needs.  The Company holds bonds issued from the Commonwealth of Virginia and its political subdivisions with an aggregate market value of $4.8 million at December 31, 2010.  The aggregate holdings of these bonds approximate 5.0% of the Company’s shareholders’ equity.

The Company accounts for securities under applicable accounting standards.  These standards require classification of investments into three categories, “held to maturity” (“HTM”), “available for sale” (“AFS”), or “trading,” as further defined in Note 1 to the Company’s Consolidated Financial Statements.  The Company does not maintain a trading account and has classified no securities in this category.  HTM securities are required to be carried on the financial statements at amortized cost.  The Company does not classify any securities as HTM for the periods presented.  AFS securities are carried on the financial statements at fair value.  The unrealized gains or losses, net of deferred income taxes, are reflected in shareholders’ equity.  The HTM classification places restrictions on the Company’s ability to sell securities or to transfer securities into the AFS classification.

The Company holds in its loan and securities portfolios investments that adjust or float according to changes in “prime” lending rate.  These holdings are not considered speculative but instead necessary for good asset/liability management.

The carrying value of the securities portfolio was $252.0 million at December 31, 2010, an increase of $79.3 million or 45.9% from the carrying value of $172.7 million at December 31, 2009.  The unrealized losses on the AFS securities were $3.7 million at December 31, 2010.  These losses were offset by the December 31, 2010 unrealized gains of $2.1 million.  The net market value loss at December 31, 2010 is reflective of the continued rise in market interest rates.  The net unrealized loss on the AFS securities was $1.6 million at December 31, 2010.

Investment Securities Portfolio
(Years Ended December 31)

The carrying values of securities available for sale at the dates indicated were as follows:

	2010	2009	2008
	(In thousands)

U.S. Government securities	$-	$3,087	$-
U.S. Government agency securities	4,649	-	-
State and political subdivision obligations	59,140	69,044	59,923
Mortgage-backed securities	178,385	100,179	111,284
Other securities	9,868	389	3,689
	$252,042	$172,699	$174,896

The following table indicates the increased return experienced by the Company during 2010 on a tax equivalent basis.   Mortgage-backed securities, which make up 70.8% and 58.0% of the securities portfolio on December 31, 2010 and 2009, respectively, had an increase in overall balance of $78.2 million from $100.2 million at December 31, 2009 to December 31, 2010.  The focus on mortgage-backed securities was in maintaining the maturity distribution and proportion with regard to the total securities portfolio without sacrificing yields.  Securities with maturities greater than five years total $146.2 million, of which $82.6 million or 56.5% are mortgage-backed securities with a weighted average yield of 2.79%.  The securities portfolio represents approximately 26% of the average earning assets of the Company.  For that reason, it is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk.  Secondarily, through the asset/liability process, the Company considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time.

Additionally, $1.1 million and $1.1 million in losses related to other-than-temporary impairment on trust-preferred securities were recognized in 2010 and 2009 respectively At December 31, 2010, the Company had $998 thousand of trust preferred securities in its portfolio. The unrealized losses related to these securities was $675 thousand at December 31, 2010. The Company may need to recognize additional other-than-temporary impairments related to trust preferred securities in 2011.

Maturity Distribution and Yields of Investment Securities
Taxable-Equivalent Basis
(At December 31, 2010)

	Due in 1 year		Due after 1 year		Due after 5 years		Due after 10 years
	or less		through 5 years		through 10 years		and Equities		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(Dollars in thousands)
Securities available for sale
U.S. government agency securities	$234	3.28%	$627	3.54%	$873	3.59%	$2,915	3.41%	$4,649	3.42%
Mortgage-backed securities	36,778	2.82%	58,981	3.13%	28,289	2.17%	54,337	3.12%	178,385	3.01%
Other (2)	-	0.00%	470	5.13%	6,964	5.61%	2,434	8.56%	9,868	6.19%
Total taxable	37,012	2.87%	60,078	3.49%	36,126	3.78%	59,686	4.11%	192,902	3.04%
Tax-exempt securities (1)	272	6.52%	8,491	6.23%	25,306	6.37%	25,071	6.42%	59,140	6.39%
Total securities (3)	$37,284	2.90%	$68,569	3.83%	$61,432	4.97%	$84,757	4.88%	$252,042	4.32%

(1)	Yields on tax-exempt securities, which includes tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis assuming a federal tax rate of 34%.
(2)	Includes corporate bonds and preferred stock.
(3)	Amounts exclude Federal Reserve Stock of $1,703,000 and Federal Home Loan Bank Stock of $4,592,000.

Other Earning Assets

The Company’s average investments in federal funds sold in 2010 was $0, compared to $20.6 million in 2009.

Goodwill

The Company evaluated the carrying value of its goodwill related to Southern Trust Mortgage in the third quarter of 2010 and determined that there was no goodwill impairment. In the third quarter of 2010, the Company also evaluated the carrying value of its goodwill related to Middleburg Investment Advisers and Middleburg Trust Company and determined that there was no goodwill impairment.

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

The following table is a summary of average deposits and average rates paid on those deposits:

Average Deposits and Rates Paid
(Years Ended December 31)

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Non-interest-bearing deposits	$120,475		$107,936		$114,466
Interest-bearing accounts:
Interest checking	283,294	0.81%	251,781	1.23%	188,886	1.99%
Regular savings	77,864	0.93%	59,095	1.27%	54,891	1.73%
Money market accounts	53,894	0.79%	42,985	1.10%	39,267	1.18%
Time deposits:
$ 100,000 and over	160,063	2.69%	135,149	3.21%	127,398	3.94%
Under $ 100,000	161,338	2.66%	187,115	3.72%	127,114	4.17%
Total interest-bearing deposits	$736,453	1.63%	$676,125	2.31%	$537,555	2.88%

Total	$856,928		$784,061		$652,021

Average total deposits increased 9.29% during 2010, 20.25% during 2009 and 14.4% during 2008.  At December 31, 2010, the average balance of non-interest bearing deposits increased 11.62% during 2010 compared to 2009.

The average balance in interest checking and regular savings accounts increased 12.5% and 31.8%, respectively, during 2010.  In March of 2004, Middleburg Bank developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank.  The overall balance of this product was $29.1 million at December 31, 2010 and is partially reflected in interest bearing deposit and partially reflected in securities sold under agreement to repurchase amounts on the balance sheet.  At December 31, 2010, $26.7 million was classified as an interest bearing deposit balance.

The Company will continue to focus on core deposit growth as the primary source of liquidity and stability.  The Company offers individuals and small to medium-sized businesses a variety of deposit accounts, including demand and interest checking, money market, savings and time deposit accounts.    The Company also had $61.2 million in brokered time deposits as of December 31, 2010 compared to $64.0 million in brokered time deposits as of December 31, 2009. This is reflected in the balance of total time deposits.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2010:

Maturities of Certificates of Deposit of $100,000 and Greater
(At December 31, 2010)

Within	Three to	Six to	Over		Percent
Three	Six	Twelve	One		of Total
Months	Months	Months	Year	Total	Deposits
(In thousands)

$ 65,629	$ 26,704	$ 37,517	$ 72,296	$ 202,146	22.7%

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

A summary of the contract amount of Middleburg Bank’s exposure to off-balance-sheet risk as of December 31, 2010 and 2009 is as follows:

	2010	2009
Financial instruments whose contract amounts
represent credit risk:	(In thousands)
Commitments to extend credit	$83,299	$84,628
Standby letters of credit	2,378	1,974

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

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  The period of time between a loan commitment and closing and sale of the loan generally ranges from 60 to 120 days.  The Company mitigates its risk from changes in interest rates through the use of best effort forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.  The correlation between the rate lock commitment and the best efforts contracts if very high due to their similarity.

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

A summary of the Company’s contractual obligations at December 31, 2010 is as follows:

			Payment due by period
			(In Thousands)
	Total	Less than 1 Year	1 - 3 years	3 - 5 Years	More than 5 Years

Certificates of Deposit	$323,100	$188,680	$129,391	$5,029	$-
Short-term Borrowings	38,882	38,882	-	-	-
Long-Term Debt Obligations	62,912	10,000	17,912	35,000	-
Operating Leases	28,480	2,464	4,072	3,847	18,097
Trust Preferred Captial Notes	5,155	-	-	-	5,155
Total Obligations	$458,529	$240,026	$151,375	$43,876	$23,252

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

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks.  The regulatory capital standards categorize assets and off-balance sheet items into four categories that weigh balance sheet assets according to risk, requiring more capital for holding higher risk assets.  The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings.  The Company had a ratio of total capital to risk-weighted assets of 14.1% and 15.1% at December 31, 2010 and 2009, respectively.  The ratio of Tier 1 capital to risk-weighted assets was 12.8% and 13.9% at December 31, 2010 and 2009, respectively.  Both ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

Analysis of Capital
(At December 31)

	2010	2009
	(Dollars in thousands)
Tier 1 Capital:
Common stock	$17,314	$17,273
Capital surplus	43,058	42,807
Retained earnings	37,593	42,706
Non-controlling interest in consolidated subsidiary	3,040	3,047
Trust preferred debt	5,000	5,000
Goodwill	(6,360)	(6,531)
Unrealized loss on equity securities	(17)	--
Total Tier 1 capital	$99,628	$104,302
Tier 2 Capital:
Disallowed trust preferred	$--	$20
Allowance for loan losses	9,792	8,962
Total tier 2 capital	$9,792	$8,982
Total risk-based capital	$109,420	$113,284

Risk weighted assets	$778,149	$752,426

CAPITAL RATIOS:
Tier 1 risk-based capital ratio	12.8%	13.9%
Total risk-based capital ratio	14.1%	15.1%
Tier 1 capital to average total assets	9.0%	10.4%
As noted above, regulatory capital levels for the Company meet those established for well-capitalized institutions. While we are currently considered well-capitalized, we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

The Company’s core equity to asset ratio decreased to 9.0% at December 31, 2010, compared to 10.4% at December 31, 2009.

The primary source of funds for dividends paid by the Company to its shareholders is the dividends received from its subsidiaries.  Federal regulatory agencies impose certain restrictions on the payment of dividends and the transfer of assets from the banking subsidiaries to the holding company.  Historically, these restrictions have not had an adverse impact on the Company’s dividend policy.

   As of March 10, 2011, warrants to purchase 104,101 shares of the Company’s common stock related to the issuance of Preferred Stock to the U.S. Treasury in 2009 remained outstanding to the U.S. Treasury, and the Company expects that the warrants will be sold by the U.S. Treasury at public auction.

Short-term Borrowings

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for Middleburg Bank.  The Company has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $24.0 million and a borrowing capacity of $27.0 million with the Federal Reserve Bank of Richmond.  These lines of credit, which bear interest at prevailing market rates, permit the Company to borrow funds in the overnight market, and are renewable annually subject to certain conditions.  Securities sold under agreements to repurchase include an interest bearing product that the Company has developed which integrates the use of the cash within client accounts at Middleburg Trust

Company for overnight funding at Middleburg Bank.  This account is referred to as Tredegar Institutional Select.  The overall balance of this product was $29.1 million at December 31, 2010, of which $2.4 million is included in securities sold under agreements to repurchase amounts on the balance sheet.  All repurchase agreements entered into by the Company are accounted for as collateralized financings.  No repurchase agreements are accounted for as sales.

The following table shows the distribution of the Company’s short-term borrowings and the weighted-average interest rates thereon at the end of each of the last three years.  Also provided are the maximum amount of borrowings and the average amount of borrowings as well as weighted-average interest rates for the last three years.

Dollars in thousands	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Short-term Borrowings
At December 31:
2010	$-	$25,562	$13,320
2009	-	17,199	3,538
2008	-	22,678	40,944
Weighted-average interest rate at year-end:
2010	-%	0.94%	5.13%
2009	-	0.16	5.00
2008	-	0.48	2.56
Maximum amount outstanding at any month's end:
2010	$5,000	$27,542	$21,875
2009	-	25,210	50,719
2008	-	58,688	92,512
Average amount outstanding during the year:
2010	$25	$25,314	$10,419
2009	-	21,122	15,513
2008	397	40,924	44,983
Weighted-average interest rate during the year:
2010	-%	0.81%	3.77%
2009	-	0.19	3.82
2008	2.77	2.03	4.42

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $24.0 million, none of which were outstanding at December 31, 2010.  The subsidiary bank of the Company is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  Available borrowing capacity from this source at December 31, 2010 was $27.0 million.  The average balance of federal funds purchased during 2010 was $25,000.  Company did not purchase federal funds during 2009.  The average balance of federal funds purchase during 2008 was $397,000.  At December 31, 2010 and 2009, Middleburg Bank had $18.1 million and $17.2 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.  These accounts include $2.4 million from the non-FDIC eligible portion of the Tredegar Institutional Select. At December 31, 2010, Middleburg Bank had $7.7 million of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions with remaining maturities of greater than one year.

Middleburg Bank has credit availability in the amount of $154.0 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  Southern Trust Mortgage has a $44.0 million revolving line of credit with a regional bank, which is primarily used to fund its mortgages held for sale.  At December 31, 2010, this line had an outstanding balance of $13.3 million and is included in total short-term borrowings.

At December 31, 2010, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments and unencumbered securities available for sale were 26.2% of total deposits and liabilities.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	further adverse changes in general economic and business conditions in the Company’s market area;
•	changes in banking and other laws and regulations applicable to the Company;
•	maintaining asset qualities;
•	the ability to properly identify risks in our loan portfolio and calculate an adequate loan loss allowance;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	concentration in loans secured by real estate;
•	changing trends in customer profiles and behavior;
•	changes in interest rates and interest rate policies;
•	maintaining cost controls as the Company opens or acquires new facilities;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Company;
•	maintaining capital levels adequate to support the Company’s growth; and
•	other factors described in Item 1A, “Risk Factors,” above.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis during the fiscal years of 2010 and 2009 as compared to the 20% Board-approved policy limit.

Estimated Net Interest Income Sensitivity

Rate Change	December 31, 2010	December 31, 2009
+ 200 bps	(6.4%)	(11.47%)
- 200 bps	(12.4%)	(9.96%)

At the end of 2010, the Company’s final 2010 interest rate risk model indicated that in a  rate environment of an immediate 200 basis points increase, net interest income could decrease by 6.4% over a 12 month period.  For the same time period, the final 2010 interest rate risk model indicated that, in a rate environment of an immediate 200 basis points decrease, net interest income could decrease by 12.4% over a 12 month period.  Down rate scenarios were not meaningful in the interest rate environment that prevailed as of December 31, 2010. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2010 and 2009;
•	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008;
•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008;
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008; and
•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and there has been no change in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to effect the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation, integrity and fair presentation of the Company’s financial statements for the year ended December 31, 2010.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to insure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2010  This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2010.  Management’s assessment did not determine any material weakness within the Company’s internal control structure.

The financial statements for the year ended December 31, 2010  have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C.  Personnel from that firm were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

Management believes that all representations made to the independent registered public accounting firm  were valid and appropriate.  The resulting report from Yount, Hyde & Barbour, P.C accompanies the financial statements.

Yount, Hyde & Barbour, P.C. has also issued an attestation report on the effectiveness of the Company’s internal controls over financial reporting.  That report has also been made a part of the consolidated financial statements of the Company.  See Item 8, “Financial Statements and Supplementary Data,” above for more information.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors – Nominees for Election for Terms Expiring in 2012” and “ – Executive Officers Who Are Not Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “– Code of Ethics” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Corporate Governance and the Board of Directors – Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership – Security Ownership of Management” and “– Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Equity Compensation Plans” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G (3) of Form 10-K, the information contained under the heading “Executive Compensation – Transactions with Management” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approval Policies” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

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

3.3
Bylaws of the Company (restated in electronic format as of October 28, 2010), attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 28, 2010, incorporated herein by reference.

4.1
Warrant to Purchase Shares of Common Stock, dated January 30, 2009, attached as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, incorporated herein by reference.

10.1
Agreement, dated as of April 28, 2010, between the Company and Joseph L. Boling, attached as Exhibit 10.2 to the Company’s current Form 8-K filed with the Commission on April 29, 2010, incorporated herein by reference.*

10.2
Middleburg Financial Corporation 2006 Equity Compensation Plan, as amended, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 26, 2006, incorporated herein by reference.*

10.3
Middleburg Financial Corporation Form of Performance Share Award Agreement, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.4
Middleburg Financial Corporation Form of Restricted Share Award Agreement, attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.5
Middleburg Financial Corporation Form of Non-Qualified Stock Option Agreement, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 20, 2009, incorporated herein by reference.*

10.6
Middleburg Financial Corporation 2006 Management Incentive Plan, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference .*

10.7
Employment Agreement, dated as of April 28, 2010, between the Company and Gary R. Shook, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2010, incorporated herein by reference.*

10.8
Employment Agreement, dated as of May 7, 2010, between the Company and Raj Mehra, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 13, 2010, incorporated herein by reference.*

10.9
Letter Agreement, dated as of January 31, 2009, between the Company and the United States Department of the Treasury, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, incorporated herein by reference.

10.10
Executive Retirement Plan, as amended and restated through April 28,, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, Filed with the commission on October 14, 2010, incorporated herein by reference*

10.11
Supplemental Benefit Plan, as amended and restated effective November 17, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 22, 2010, incorporated herein by reference.*

10.12
Stock Purchase Agreement, dated March 27, 2009, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, incorporated herein by reference.*

10.13
First Amendment to Stock Purchase Agreement, dated October 27, 2010, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 28, 2010, incorporated herein by reference.

10.14	Employment Agreement, dated as of April 28, 2010, between the Company and Jeffrey H. Culver.*

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

* Management contracts and compensatory plans and arrangements.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.)

(b)           Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)           Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

(All signatures are included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date: March 16, 2011	By:	/s/ Joseph L. Boling
Joseph L. Boling
Chairman of the Board

Date: March 16, 2011	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph L. Boling	Chairman of the Board and Director	March 16, 2011
Joseph L. Boling
/s/ Gary R. Shook	Chief Executive Officer and President	March 16, 2011
Gary R. Shook	(Principal Executive Officer)
/s/ Raj Mehra	Executive Vice President and Chief	March 16, 2011
Raj Mehra	Financial Officer (Principal Financial and Accounting Officer)
/s/ Howard M. Armfield	Director	March 16, 2011
Howard M. Armfield
/s/ Henry F. Atherton, III	Director	March 16, 2011
Henry F. Atherton, III
/s/ Childs F. Burden	Director	March 16, 2011
Childs F. Burden
/s/ John Rust	Director	March 16, 2011
John Rust

/s/ J. Bradley Davis	Director	March 16, 2011
J. Bradley Davis

/s/ Alexander G. Green, III	Director	March 16, 2011
Alexander G. Green, III

Signature	Title	Date
/s/ Gary D. LeClair	Director	March 16, 2011
Gary D. LeClair

/s/ John C. Lee, IV	Director	March 16, 2011
John C. Lee, IV

/s/ Keith W. Meurlin	Director	March 16, 2011
Keith W. Meurlin

/s/ Janet A. Neuharth	Director	March 16, 2011
Janet A. Neuharth
/s/ James R. Treptow	Director	March 16, 2011
James R. Treptow

Exhibit Index
Exhibit No.	Description
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

3.3
Bylaws of the Company (restated in electronic format as of October 28, 2010), attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 28, 2010, incorporated herein by reference.

4.1
Warrant to Purchase Shares of Common Stock, dated January 30, 2009, attached as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, incorporated herein by reference.

10.1
Agreement, dated as of April 28, 2010, between the Company and Joseph L. Boling, attached as Exhibit 10.2 to the Company’s current Form 8-K filed with the Commission on April 29, 2010, incorporated herein by reference.*

10.2
Middleburg Financial Corporation 2006 Equity Compensation Plan, as amended, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 26, 2006, incorporated herein by reference.*

10.3
Middleburg Financial Corporation Form of Performance Share Award Agreement, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.4
Middleburg Financial Corporation Form of Restricted Share Award Agreement, attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.5
Middleburg Financial Corporation Form of Non-Qualified Stock Option Agreement, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 20, 2009, incorporated herein by reference.*

10.6
Middleburg Financial Corporation 2006 Management Incentive Plan, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference .*

10.7
Employment Agreement, dated as of April 28, 2010, between the Company and Gary R. Shook, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2010, incorporated herein by reference.*

10.8
Employment Agreement, dated as of May 7, 2010, between the Company and Raj Mehra, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 13, 2010, incorporated herein by reference.*

10.9
Letter Agreement, dated as of January 31, 2009, between the Company and the United States Department of the Treasury, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 4, 2009, incorporated herein by reference.

10.10
Executive Retirement Plan, as amended and restated through April 28,, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, Filed with the commission on October 14, 2010, incorporated herein by reference*

10.11
Supplemental Benefit Plan, as amended and restated effective November 17, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 22, 2010, incorporated herein by reference.*

10.12
Stock Purchase Agreement, dated March 27, 2009, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, incorporated herein by reference.*

10.13
First Amendment to Stock Purchase Agreement, dated October 27, 2010, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 28, 2010, incorporated herein by reference.

10.14	Employment Agreement, dated as of April 28, 2010, between the Company and Jeffrey H. Culver.*

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

* Management contracts and compensatory plans and arrangements.

MIDDLEBURG FINANCIAL CORPORATION

Middleburg, Virginia

FINANCIAL REPORT

DECEMBER 31, 2010

C O N T E N T S

Page

REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	3-5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	6
Consolidated Statements of Operations	7
Consolidated Statements of Changes in Shareholders' Equity	8
Consolidated Statements of Cash Flows	9 and 10
Notes to Consolidated Financial Statements	11-57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2010, 2009 and 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the 2009 and 2008 financial statements of Southern Trust Mortgage, LLC, a consolidated subsidiary, which statements reflect total assets constituting 6% in 2009 and total revenue constituting 28% and 23%, respectively, in 2009 and 2008, of the related consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion for 2009 and 2008, insofar as it relates to the amounts included for Southern Trust Mortgage LLC, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts an disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting.

Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Middleburg Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Middleburg Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2010, 2009 and 2008 of Middleburg Financial Corporation and subsidiaries and our report dated March 16, 2011 expressed an unqualified opinion.

Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 16, 2011

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2010	2009
ASSETS
Cash and due from banks	$21,955	$18,365
Interest-bearing deposits with other institutions	42,769	24,845
Total cash and cash equivalents	64,724	43,210
Securities available for sale	252,042	172,699
Loans held for sale	59,361	45,010
Restricted securities, at cost	6,296	6,225
Loans receivable (net of allowance for loan losses of $14,967 in 2010
and $9,185 in 2009)	644,345	635,094
Premises and equipment, net	21,112	23,506
Goodwill and identified intangibles	6,360	6,531
Other real estate owned, net of valuation allowance
of $1,486 in 2010 and $1,121 in 2009	8,394	6,511
Prepaid federal deposit insurance	5,154	6,923
Accrued interest receivable and other assets	36,779	30,665

TOTAL ASSETS	$1,104,567	$976,374

LIABILITIES
Deposits:
Non-interest-bearing demand deposits	$130,488	$106,459
Savings and interest-bearing demand deposits	436,718	396,294
Time deposits	323,100	302,895
Total deposits	890,306	805,648
Securities sold under agreements to repurchase	25,562	17,199
Short-term borrowings	13,320	3,538
Federal Home Loan Bank borrowings	62,912	35,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	7,319	6,475

TOTAL LIABILITIES	1,004,574	873,015

SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized,
6,925,437 issued; 6,925,437 and 6,909,293 outstanding at
December 31, 2010 and 2009, respectively)	17,314	17,273
Capital surplus	43,058	42,807
Retained earnings	37,593	42,706
Accumulated other comprehensive loss	(1,012)	(2,474)
Total Middleburg Financial Corporation shareholders' equity	96,953	100,312
Non-controlling interest in consolidated subsidiary	3,040	3,047

TOTAL SHAREHOLDERS' EQUITY	99,993	103,359

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,104,567	$976,374

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2010	2009	2008
INTEREST INCOME
Interest and fees on loans	$40,548	$48,834	$48,088
Interest on investment securities
Tax-exempt	-	-	4
Interest and dividends on securities available for sale
Taxable	4,733	4,743	5,026
Tax-exempt	2,514	2,944	2,178
Dividends	105	88	321
Interest on deposits in banks and federal funds sold	131	137	305
Total interest and dividend income	48,031	56,746	55,922

INTEREST EXPENSE
Interest on deposits	12,033	15,614	15,492
Interest on securities sold under agreements to
repurchase	205	40	831
Interest on short-term borrowings	393	592	1,998
Interest on long-term debt	1,544	2,836	4,398
Total interest expense	14,175	19,082	22,719

NET INTEREST INCOME	33,856	37,664	33,203
Provision for loan losses	12,005	4,551	5,261

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	21,851	33,113	27,942

NONINTEREST INCOME
Service charges on deposit accounts	1,884	1,905	1,922
Trust and investment advisory fee income	3,335	3,218	3,737
Gains on loans held for sale	17,158	11,860	8,656
Gains on securities available for sale, net	866	2,070	653
Total other-than-temporary impairment losses	(901)	(2,224)	(1,566)
Portion of (gain) loss recognized in other
comprehensive income	(202)	1,152	-
Net impairment losses	(1,103)	(1,072)	(1,566)
Commissions on investment sales	622	580	433
Fees on mortgages held for sale	1,881	1,044	1,440
Other service charges, commissions and fees	467	507	545
Bank-owned life insurance	503	489	469
Other operating income	390	311	615
Total noninterest income	26,003	20,912	16,904

NONINTEREST EXPENSE
Salaries and employees' benefits	29,594	28,042	25,376
Net occupancy and equipment expense	6,249	5,904	5,826
Advertising	1,071	760	917
Computer operations	1,324	1,290	1,110
Other real estate owned	2,468	3,794	1,286
Other taxes	798	587	642
Federal deposit insurance expense	1,907	2,051	513
Other operating expenses	9,331	6,434	6,929
Total noninterest expense	52,742	48,862	42,599

Income (loss) before income taxes	(4,888)	5,163	2,247
Income tax expense (benefit)	(2,562)	64	444

NET INCOME (LOSS)	(2,326)	5,099	1,803
Net (income) loss attributable to non-
controlling interest	(362)	(1,577)	757
Net income (loss) attributable to Middleburg
Financial Corporation	(2,688)	3,522	2,560
Amortization of discount on preferred stock	-	429	-
Dividends on preferred stock	-	987	-
Net income (loss) available to common shareholders	$(2,688)	$2,106	$2,560

Earnings (loss) per share:
Basic	$(0.39)	$0.37	$0.57
Diluted	$(0.39)	$0.37	$0.56

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2010, 2009 and 2008
(In thousands, except for share and per share data)

	Middleburg Financial Corporation Shareholders
						Accumulated			Total
						Other	Compre-		Compre-
						Compre-	hensive	Non-	hensive
	Preferred		Common	Capital	Retained	hensive	Income	Controlling	Income
	Stock		Stock	Surplus	Earnings	Income (Loss)	(Loss)	Interest	(Loss)	Total

Balance, December 31, 2007		$-	$11,316	$23,817	$43,773	$(1,002)		$-		$77,904

Consolidation of subsidiary shares from
non-controlling interest		- -	- -	- -	- -	- -		3,472		3,472

Comprehensive income (loss):
Net income – 2008		- -	- -	- -	2,560	- -	$2,560	(757)	$1,803	1,803
Other comprehensive loss net of tax:
Unrealized holding losses arising during the
period (net of tax, $742)		- -	- -	- -	- -	- -	(1,440)	- -	(1,440)	(1,440)
Reclassification adjustment (net of tax, $221)		- -	- -	- -	- -	- -	(432)	- -	(432)	(432)
Unrealized losses on securities for which an
other-than-temporary impairment loss has
been recognized in earnings, (net of tax, $532)		- -	- -	- -	- -	- -	1,034	- -	1,034	1,034
Change in benefit obligation and plan
assets for defined benefit pension
plan (net of tax, $691)		- -	- -	- -	- -	- -	(1,341)	- -	(1,341)	(1,341)
Total Other comprehensive loss (net of tax, $1,122)		- -	- -	- -	- -	(2,179)	(2,179)	- -	(2,179)	(2,179)
Total comprehensive income (loss)		- -	- -	- -	- -	- -	$381	(757)	$(376)	(376)

Cash dividends – 2008 ($0.57 per share)		- -	- -	- -	(2,586)	- -		- -		(2,586)
Distributions to non-controlling interest		- -	- -	- -	- -	- -		(787)		(787)
Reduction due to change in pension measurement
date		- -	- -	- -	(192)	- -		- -		(192)
Share-based compensation		- -	- -	64	- -	- -		- -		64
Issuance of common stock (8,000 shares)		- -	20	86	- -	- -		- -		106

Balance, December 31, 2008	$	- -	$11,336	$23,967	$43,555	$(3,181)		$1,928		$77,605

Comprehensive income (loss):
Net income – 2009		- -	- -	- -	3,522	- -	$3,522	$1,577	$5,099	5,099
Other comprehensive income net of tax:
Unrealized holding losses arising during the
period (net of tax, $262)		- -	- -	- -	- -	- -	(510)	- -	(510)	(510)
Reclassification adjustment (net of tax, $704)		- -	- -	- -	- -	- -	(1,366)	- -	(1,366)	(1,366)
Unrealized losses on securities for which an
other-than-temporary impairment loss has
been recognized in earnings, (net of tax, $364)		- -	- -	- -	- -	- -	708	- -	708	708
Change in benefit obligation and plan
assets for defined benefit pension
plan (net of tax, $966)		- -	- -	- -	- -	- -	1,875	- -	1,875	1,875
Total Other comprehensive loss (net of tax, $364)		- -	- -	- -	- -	707	707	- -	707	707
Total comprehensive income (loss)		- -	- -	- -	- -	- -	$4,229	1,577	$5,806	5,806

Cash dividends:
Common stock ($0.48 per share)		- -	- -	- -	(2,955)	- -		- -		(2,955)
Preferred stock		- -	- -	- -	(987)	- -		- -		(987)
Distributions to non-controlling interest		- -	- -	- -	- -	- -		(458)		(458)
Share-based compensation		- -	- -	119	- -	- -		- -		119
Issuance of preferred stock and related warrants		21,571	- -	429	- -	- -		- -		22,000
Amortization of preferred stock discount		429	- -	- -	(429)	- -		- -		- -
Redemption of preferred stock		(22,000)	- -	- -	- -	- -		- -		(22,000)
Issuance of common stock (2,374,976 shares)		- -	5,937	18,292	- -	- -		- -		24,229

Balance, December 31, 2009	$	- -	$17,273	$42,807	$42,706	$(2,474)		$3,047		$103,359

Comprehensive income (loss):
Net income (loss) – 2010		- -	- -	- -	(2,688)	- -	$(2,688)	$362	$(2,326)	(2,326)
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax, $646)		- -	- -	- -	- -	- -	1,254	- -	1,254	1,254
Reclassification adjustment (net of tax, $294)		- -	- -	- -	- -	- -	(572)	- -	(572)	(572)
Unrealized losses on securities for which an
other-than-temporary impairment loss has
been recognized in earnings (net of tax, $375)		- -	- -	- -	- -	- -	728	- -	728	728
Unrealized gain on interest rate swaps (net of tax, $106 )		- -	- -	- -	- -	- -	206	- -	206	206
Change in benefit obligation and plan
assets for defined benefit pension
plan (net of tax, $80)		- -	- -	- -	- -	- -	(154)	- -	(154)	(154)
Total Other comprehensive income (net of tax, $753)		- -	- -	- -	- -	1,462	1,462	-	1,462	1,462
Total comprehensive income (loss)		- -	- -	- -	- -	- -	$(1,226)	362	$(864)	(864)

Cash dividends – ($0.35 per share)		- -	- -	- -	(2,425)					(2,425)
Distributions to non-controlling interest		- -	- -	- -	- -	- -		(369)		(369)
Exercise of stock options (12,500 shares)		- -	32	102	- -	- -		- -		134
Restricted stock vesting (3,650 shares)		- -	9	(9)	- -	- -		- -		- -
Share-based compensation		- -	- -	158	- -	- -		- -		158

Balance, December 31, 2010	$	- -	$17,314	$43,058	$37,593	$(1,012)		$3,040		$99,993

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	2010		2009		2008
Cash Flows From Operating Activities
Net income (loss)		$(2,326)		$5,099	$1,803
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization		1,753		1,849	2,080
Equity in distributions in excess of earnings
(undistributed earnings) of affiliate		(244)		115	- -
Provision for loan losses		12,005		4,551	5,261
Net (gain) on securities available for sale		(866)		(2,070)	(653)
Other than temporary impairment loss		1,103		1,072	1,566
Net loss on sale of assets		4		1	15
Discount accretion on securities, net		2,622		294	136
Deferred income tax benefit		(3,173)		(708)	(1,599)
Origination of loans held for sale		(782,172)		(939,751)	(636,138)
Proceeds from sales of loans held for sale		784,979		946,902	643,744
Net (gains) on mortgages held for sale		(17,158)		(11,860)	(8,656)
Equity compensation		158		119	64
Net loss on sale of other real estate owned		190		183	653
Valuation adjustment on other real estate owned		1,507		2,825	- -
Valuation adjustment on bank properties		1,360		- -	- -
(Increase) / decrease in prepaid FDIC insurance		1,769		(6,923)	- -
Changes in assets and liabilities:
(Increase) in other assets		(2,736)		(1,665)	(791)
Increase (decrease) in other liabilities		844		(710)	773
Net cash provided by (used in) operating activities		$(381)		$(677)	$8,258

Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns
and calls of investment securities	$	- -	$	- -	$155
Proceeds from maturity, principal paydowns
and calls of securities available for sale		58,503		24,612	16,324
Proceeds from sale of investment securities		- -		- -	526
Proceeds from sale of securities
available for sale		68,757		110,330	55,768
Purchase of securities available for sale		(206,910)		(133,811)	(128,306)
Purchase of restricted stock		(570)		(259)	(6,776)
Redemption of restricted stock		499		450	7,821
Proceeds from sale of equipment		18		- -	- -
Purchases of bank premises and equipment		(939)		(1,979)	(3,719)
Net (increase) decrease in loans		(25,867)		18,098	(14,036)
Proceeds from sale of other real estate owned		1,031		2,710	195
Investment by minority interest in consolidated subsidiary		- -		- -	376
Proceeds form consolidation of subsidiary		- -		- -	1,616
Purchase of bank-owned life insurance		(682)		(453)	- -
Net cash provided by (used in) investing activities		$(106,160)		$19,698	$(70,056)

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Continued)
Years Ended December 31, 2010, 2009 and 2008
(In Thousands)
	2010	2009	2008
Cash Flows from Financing Activities
Net increase in non-interest-bearing and interest-
bearing demand deposits and savings accounts	$64,453	$85,674	$51,995
Net increase (decrease) in certificates of deposit	20,205	(24,809)	104,018
Increase (decrease) in securities sold under agreements
to repurchase	8,363	(5,479)	(29,103)
Increase (decrease) in federal funds purchased	- -	- -	(500)
Proceeds from short-term borrowings	129,963	383,885	907,861
Payments on short-term borrowings	(120,181)	(421,291)	(949,974)
Proceeds from FHLB borrowings	47,912	- -	16,000
Payments on FHLB borrowings	(20,000)	(49,000)	(20,000)
Distributions to non-controlling interest	(369)	(458)	- -
Payment of dividends on preferred stock	- -	(987)	- -
Payment of dividends on common stock	(2,425)	(2,955)	(3,441)
Net proceeds from issuance of preferred stock	- -	22,000	- -
Repayment of preferred stock	- -	(22,000)	- -
Net proceeds from issuance of common stock	134	24,229	106
Net cash provided by (used in) financing activities	$128,055	$(11,191)	$76,962

Increase in cash and and cash equivalents	21,514	7,830	15,164

Cash and Cash Equivalents
Beginning	43,210	35,380	20,216

Ending	$64,724	$43,210	$35,380

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$12,497	$15,969	$16,854
Interest paid on short-term obligations	579	741	2,290
Interest paid on long-term debt	1,714	3,030	4,452
	$14,790	$19,740	$23,596

Income taxes	$-	$1,791	$1,315

Supplemental Disclosure of Noncash Transactions
Unrealized gain (loss) on securities available for sale	$2,138	$(1,770)	$(1,269)
Change in market value of interest rate swap	$312	$-	$-
Pension liability adjustment	$(234)	$2,841	$(2,032)
Transfer of loans to other real estate owned	$4,611	$4,632	$7,644

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Middleburg Financial Corporation (the “Company”)’s banking subsidiary, Middleburg Bank, grants commercial, financial, agricultural, residential and consumer loans to customers principally in Loudoun County, Fauquier County’s and Fairfax County, Virginia.  The loan portfolio is well diversified and generally is collateralized by assets of the customers.  The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Middleburg Trust Company and Middleburg Investment Advisors, Inc., non-banking subsidiaries of Middleburg Financial Corporation at December 31, 2010, offer a comprehensive range of fiduciary and investment management services to individuals and businesses.  On January 3, 2011, Middleburg Investment Advisors Inc. was merged into Middleburg Trust Company and ceased operating as an independent company.  Middleburg Financial Corporation has a controlling interest in Southern Trust Mortgage LLC, which originates and sells mortgages secured by personal residences primarily in the southeastern United States.

The accounting and reporting policies of the Company conform to U. S. generally accepted accounting principles and to accepted practice within the banking industry.

Principles of Consolidation

The consolidated financial statements of Middleburg Financial Corporation and its wholly owned subsidiaries, Middleburg Bank, Middleburg Investment Group, Inc., Middleburg Trust Company, Middleburg Investment Advisors, Inc., and Middleburg Bank Service Corporation include the accounts of all companies.  Also included in the consolidation are Southern Trust Mortgage LLC and MFC Capital Trust II.  The issued and outstanding interest of Southern Trust Mortgage not held by the Company is reported as Non-controlling Interest in Consolidated Subsidiary.  Accounting Standards Codification Topic 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in MFC Capital Trust II, which approximated $155,000 for each of the years ended December 31, 2010 and 2009.  The subordinate debt of the trust preferred entity is reflected as a liability of the Company.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Loans

The Company’s subsidiary bank grants mortgage, commercial, and consumer loans to clients.  The bank segments its loan portfolio into real estate loans, commercial loans, and consumer loans.  Real estate loans are further divided into the following classes:  Construction; Farmland; 1-4 family residential; and Other Real Estate Loans.  Descriptions of the Company’s loan classes are as follows:

Commercial Loans: Commercial loans are typically secured with non-real estate commercial property.  The Company makes commercial loans primarily to middle market businesses located within our market area.

Real Estate Loans – Construction: The Company originates construction loans for the acquisition and development of land and construction of condominiums, townhomes, and one-to-four family residences. This class also includes acquisition, development and construction loans for retail and other commercial purposes, primarily in our market areas.

Real Estate Loans- Farmland:  This class of loans includes loans secured by agricultural property and not included in Real Estate – Other loans.

Real Estate Loans – 1-4 Family:  This class of loans includes loans secured by one to four family homes.  The Company’s general practice is to sell the majority of its newly originated fixed-rate residential real estate loans in the secondary mortgage market through its wholly owned subsidiary, Southern Trust Mortgage, and to hold in portfolio some adjustable rate residential real estate loans and loans in close proximity to its financial service centers.

Real Estate Loans – Other: This loan class consists primarily of loans secured by multi-unit residential property and owner and non-owner occupied commercial and industrial property.  The class also includes loans secured by real estate which do not fall into other classifications.

Consumer Loans: Consumer loans include all loans made to individuals for consumer or personal purposes.  They include new and used auto loans, unsecured loans and lines of credit and home equity loans and lines of credit.

A substantial portion of the loan portfolio is represented by mortgage loans throughout Loudoun County and Fauquier County, Virginia.  The ability of the debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

For all classes of loans, the Company considers loans to be past due when a payment is not received by the payment due date according to the contractual terms of the loan.  The Company monitors past due loans according to the following categories: less than 30 days past due, 30 – 59 days past due, 60 – 89 days past due, and 90 days or greater past due.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination and commitment fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the loan yield over the life of the related loan.

The accrual of interest on all classes of loans  is discontinued at the time the loans are 90 days delinquent unless they are well-secured and in the process of collection.

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

Allowance for Loan Losses

The allowance for loan losses reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date.  Management uses a disciplined process and methodology to establish the allowance for losses each quarter.  To determine the total allowance for loan losses, the Company estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis.  The allowance for loan losses consists of amounts applicable to:  (i) the commercial loan portfolio; (ii) the real estate portfolio; and (iii) the consumer loan portfolio.

To determine the balance of the allowance account, loans are pooled by portfolio segment and losses are modeled using historical experience, and quantitative and other mathematical techniques over the loss emergence period.  Each class of loan requires exercising significant judgment to determine the estimation that fits the credit risk characteristics of its portfolio segment.  The Company uses internally developed models in this process.  Management must use judgment in establishing additional input metrics for the modeling processes.  The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end user controls are appropriate and properly documented.

The establishment of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and responds to changes in economic conditions, customer behavior, and collateral value, among other influences.  From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional amounts to or release balances from the allowance for loan losses.  Qualitative factors considered in the allowance for loan losses evaluation include the levels and trends in delinquencies and nonperforming loans, trends in volume and terms of loans, the effects of any changes in lending policies, the experience, ability , and depth of management, national and local economic trends and conditions, concentrations of credit, the quality of the Company’s loan review system, and competition and regulatory requirements.  The Company’s allowance for loan losses is sensitive to risk ratings assigned to individually evaluated loans and economic assumptions and delinquency trends driving statistically modeled reserves.  Individual loan risk ratings are evaluated based on each situation by experienced senior credit officers.

Management monitors differences between estimated and actual incurred loan losses.  This monitoring process includes periodic assessments by senior management of loan portfolios and the models used to estimate incurred losses in those portfolios.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Credit exposures deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loans losses.

Loan Charge-off Policies

Commercial and consumer loans are generally charged off when:

•	they are 90 days past due;
•	the collateral is repossessed; or
•	the borrower has filed bankruptcy.

All classes of real estate loans are charged down to the net realizable value when the Company determines that the sole source of repayment is liquidation of the collateral.

Impaired Loans

For all classes of loans, a loan is considered impaired when, based on current information and events, it is probable that the Company’s subsidiary bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

For all classes of loans, impairment is measured on a loan by loan basis by comparing the loan balance to either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. Any variance in values is charged off when determined.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”).  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

The total balance of TDRs at December 31, 2010 was $4.5 million of which $3.2 million were included in the Company’s non-accrual loan totals at that date and $1.3 million represented loans performing as agreed to the restructured terms. This compares with $2.1 million in TDRs at December 31, 2009.  The amount of the valuation allowance related to TDR’s was $532,000 and $675,000 as of December 31, 2010 and 2009, respectively.

The $3.2 million in nonaccrual restructured loans as of December 31, 2010 is comprised of $1.5 million in real estate construction loans and $1.8 million in 1-4 family real estate loans.  The $1.3 million in restructured loans which were performing as agreed under restructured terms as of December 31, 2010 is comprised of $291,000 in real estate construction loans, $113,000 in 1-4 family real estate loans, and $850,000 in other real estate loans.  All loans classified as TDRs are considered to be impaired as of December 31, 2010.

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

Goodwill and Intangible Assets

Goodwill is subject to an annual assessment for impairment by applying a fair value-based test.  Additionally, acquired intangible assets (customer relationships) are separately recognized and amortized over their useful life of 15 years.

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

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants and non-vested restricted stock awards, and are determined using the treasury stock method.

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

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, changes in the fair value of interest rate swaps, and pension liability adjustments, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The Company does  not account for repurchase agreement transactions as sales.  All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

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

The Company utilizes interest rate swaps to manage interest rate risk.  Interest rate swaps are recognized on the balance sheet at fair value.  On the date the derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge according to current accounting guidance.  The Company documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as fair value hedges or cash flow hedges to specific assets or liabilities on the balance sheet.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

The Company has not designated any derivatives as fair value hedges as of December 31, 2010.  For designated cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

Stock-Based Employee Compensation Plan

At December 31, 2010, the Company had a stock-based employee compensation plan which is described more fully in Note 8.  Compensation cost relating to share-based payment transactions is recognized in the consolidated financial statements.  That cost is measured based on the fair value of the equity instruments issued.  The Company recognized $158,000, $119,000, and $64,000 in compensation expense during 2010, 2009, and 2008, respectively, as a result of partially vested stock grants and vested stock options.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (Codification) in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (SEC) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

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

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

Note 2.	Securities

Amortized costs and fair values of securities available for sale as of December 31, 2010 and 2009, are summarized as follows:

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale
U.S. government agencies	$4,699	$17	$(67)	$4,649
Obligations of states and
political subdivisions	61,187	174	(2,221)	59,140
Mortgage-backed securities:
Agency	150,952	1,722	(370)	152,304
Non-agency	26,168	150	(237)	26,081
Corporate preferred stock	39	-	(26)	13
Corporate securities	9,609	7	(84)	9,532
Trust-preferred securities	998	-	(675)	323
Total	$253,652	$2,070	$(3,680)	$252,042

Note 2.	Securities (Continued)

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale
U.S. Treasury securities	$3,084	$3	$-	$3,087
Obligations of states and
political subdivisions	70,586	228	(1,770)	69,044
Mortgage-backed securities:
Agency	89,933	949	(642)	90,240
Non-agency	10,348	38	(447)	9,939
Corporate preferred stock	39	-	(5)	34
Corporate securities	100	4	-	104
Trust-preferred securities	2,357	-	(2,106)	251
Total	$176,447	$1,222	$(4,970)	$172,699

The amortized cost and fair value of securities available for sale as of December 31, 2010, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	December 31, 2010
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$503	$507
Due after one year through
five years	9,403	9,225
Due after five years through
ten years	34,203	33,183
Due after ten years	31,386	30,406
Mortgage-backed securities	177,120	178,385
Corporate preferred stock	39	13
Trust-preferred securities	998	323
Total	$253,652	$252,042

Proceeds from sales of securities during 2010, 2009, and 2008 were $68,757,000, $110,330,000, and $56,294,000, respectively.  Gross gains of $1,323,000, $3,061,000, and $822,000, and gross losses of $457,000, $991,000, and $169,000, were realized on those sales, respectively. Additionally, $1,103,000, $1,072,000, and $1,566,000 in losses were recognized for impaired securities in 2010, 2009, and 2008, respectively.  The tax expense (benefit) applicable to these net realized gains and losses amounted to ($81,000), $339,000, and ($310,000), respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $83,224,000 and $80,545,000 at December 31, 2010 and 2009, respectively.

Note 2.	Securities (Continued)

At December 31, 2010 and 2009, investments in an unrealized loss position that are temporarily impaired are as follows (in thousands):

	2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2010	Value	Losses	Value	Losses	Value	Losses

U.S. government agencies	$3,408	$(67)	$-	$-	$3,408	$(67)
Obligations of states and
political subdivisions	40,579	(1,876)	4,266	(345)	44,845	(2,221)
Mortgage backed securities:
Agency	50,338	(370)	-	-	50,338	(370)
Non-agency	18,341	(237)	-	-	18,341	(237)
Corporate preferred stock	-	-	12	(26)	12	(26)
Corporate securities	9,385	(84)	-	-	9,385	(84)
Trust-preferred securities	-	-	323	(675)	323	(675)

Total	$122,051	$(2,634)	$4,601	$(1,046)	$126,652	$(3,680)

	2009
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2009	Value	Losses	Value	Losses	Value	Losses

Obligations of states and
political subdivisions	$31,312	$(639)	$20,143	$(1,131)	$51,455	$(1,770)
Mortgage backed securities:
Agency	44,590	(642)	-	-	44,590	(642)
Non-agency	6,601	(447)	-	-	6,601	(447)
Corporate preferred stock	-	-	34	(5)	34	(5)
Trust-preferred securities	-	-	252	(2,106)	252	(2,106)

Total	$82,503	$(1,728)	$20,429	$(3,242)	$102,932	$(4,970)

A total of 100 securities have been identified by the Company as temporarily impaired at December 31, 2010.  Of the 100 securities, 95 are investment grade and 5 are speculative grade.  Agency, non-agency mortgage-backed securities, and municipal securities make up the majority of temporarily impaired securities at December 31, 2010.  The speculative grade securities are asset backed securities that are collateralized by trust preferred issuances of financial institutions.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of December 31, 2010.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Trust preferred securities

Trust preferred securities were evaluated within the scope of ASC 320 Investments – Debt and Equity Securities for potential impairment. The Company reviews current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected.  The Company considers the structure and term of the pool and the financial condition of the underlying issuers.  Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes.  Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information.  The Company analyzed the cash flow characteristics of these securities.

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

The Company reviewed the list of issuers underlying each trust preferred security as of December 31, 2010, and ranked each bank in order of expectations for future defaults and deferrals. We reviewed data on each bank such as earnings, capital ratios, credit metrics and loan loss reserves. We then assigned a default rate to each ranking, then the default rates were applied to each bank that was performing as of the reporting date.  Finally, we summed the defaults and divided by the total remaining performing collateral in each pool. For Trust Preferred IV, the default rate was 50 basis points, for Trust Preferred V, the default rate was 0 basis points, for Trust Preferred XXII, the default rate was 40 basis points and for MM Community Funding, the default rate was 150 basis points.

Using the evaluation procedures described above, the Company identified five other than temporarily impaired securities within its portfolio.  During the year ended December 31, 2010, the Company recognized credit related impairment losses of $1.1 million compared to $1.1 million for the year ended December 31, 2009.

The following table provides further information on the Company’s trust preferred securities that are considered other than temporarily impaired as of December 31, 2010 (in thousands):

						Cumulative	Amount
		Current				Other	of OTTI	(1)	(2)		Expected
		Moody's	Par	Book	Fair	Comprehensive	Related to	Excess	Inst.	Deferrals/	Default	Expected	Lag
Security	Class	Rating	Value	Value	Value	(Income) Loss	Credit Loss	Subord.	Perf.	Defaults	Rate	Recovery	Years
MM Community Funding LTD	A	Ca	208	208	155	$53	--	126.56%	8	25.32%	1.50%	15%	1
MM Community Funding	B	Ca	$1,000	$238	$57	$181	$762	-68.79%	8	25.32%	1.50%	15%	1
MM Community Funding	B	Ca	1,000	$238	57	181	762	-68.79%	8	25.32%	1.50%	15%	1
Trust Preferred XXII	D	C	1,979	--	--	--	1,979	-34.47%	63	29.70%	0.40%	15%	2
Trust Preferred V	Mez	Ba3	304	71	30	41	368	-768.50%	-	100.00%	0.00%	15%	2
			$4,491	$755	$299	$456	$3,871

(1) Excess subordination. See explanation in text below tables.
(2) Number of institutions in class performing.

The Company also has the following investment in a trust preferred security not considered other than temporarily impaired as of December 31, 2010 (in thousands):

						Cumulative
		Current				Other		(1)		Expected
	Tranche	Moody's	Par	Book	Fair	Comprehensive	Institutions	Excess	Deferrals/	Default	Expected	Lag
Security	Level	Rating	Value	Value	Value	Loss	Performing	Subord.	Defaults	Rate	Recovery	Years
Trust Preferred IV	Mez	Ca	$244	$244	$24	$220	4	19.28%	27.10%	0.50%	15%	2

			$244	$244	$24	$220

(1) Excess subordination. See explanation in text below tables.

Both of the preceding tables present data on the excess subordination existing in each of the trust preferred issuances included in the Company’s investment portfolio.  Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are senior to the class owned by the Company. Negative excess subordination indicates that there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to the classes owned by the Company.

The credit deferral/default assumptions utilized in the Company’s OTTI analysis methodology and included in the above tables consider specific collateral underlying each trust preferred security.

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

OTTI Credit Losses Recognized in Earnings
Rollforward

Amount recognized through December 31, 2009	$2,767
Additions related to intial impairments	368
Additions related to subsequent impairments	736

Net impairment losses recognized in earnings through December 31, 2010	$3,871

At December 31, 2010, the Company concluded that no other adverse change in cash flows had occurred and did not consider any other securities other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell these securities and it is  more likely than not the Company will not be required to sell these securities before recovery of amortized cost basis, which may be at maturity; and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other-than-temporarily impaired at December 31, 2010.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future.

The Company’s investment in FHLB stock totaled $4.6 million at December 31, 2010.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2010, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the balance sheet and is not part to the available-for-sale portfolio.

Note 3.              Loans, Net

The Company segregates its loan portfolio into three primary loan segments:  Real Estate Loans, Commercial Loans, and Consumer Loans.  Real estate loans are further segregated into the following classes: construction loans, loans secured by farmland, loans secured by 1-4 family residential real estate, and other real estate loans.  Other real estate loans include commercial real estate loans.  The consolidated loan portfolio was composed of the following:

	2010		2009
	Outstanding	Percent of	Outstanding	Percent of
	Balance	Total Portfolio	Balance	Total Portfolio
	(In Thousands)
Real estate loans:
Construction	$68,110	10.3%	$72,934	11.3%
Secured by farmland	11,532	1.7	2,491	0.4
Secured by 1-4 family residential	242,620	36.8	267,713	41.6
Other real estate loans	268,262	40.7	240,729	37.4
Commercial loans	56,385	8.6	43,367	6.7
Consumer loans	12,403	1.9	17,045	2.6
Total Gross Loans (1)	659,312	100.0%	644,279	100.0%
Less allowance for loan losses	14,967		9,185

Net loans	$644,345		$635,094

(1)		Gross loan balances at December 31, 2010 and 2009 are net of deferred loan costs of $1.1 million and $728,000 respectively.

Loans presented in the table above exclude loans held for sale.  The Company had $59.4 and $45.0 million in mortgages held for sale at December 31, 2010 and 2009, respectively.

The following table presents a contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2010.

(In Thousands)
	30-59 Days	60-89 Days	90 Days	Total Past		Total
	Past Due	Past Due	Or Greater	Due	Current	Loans

Real estate loans:
Construction	$83	$7,423	$1,791	$9,297	$58,813	$68,110
Secured by farmland	-	-	-	-	11,532	11,532
Secured by 1-4 family residential	2,938	-	7,729	10,667	231,953	242,620
Other real estate loans	4,438	3,887	1,385	9,710	258,552	268,262
Commercial loans	1,801	28	243	2,072	54,313	56,385
Consumer loans	22	41	242	305	12,098	12,403
Total	$9,282	$11,379	$11,390	$32,051	$627,261	$659,312

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31 of the indicated year:

	2010		2009
		Past due 90		Past due 90
		days or more		days or more
	Nonaccrual	and still accruing	Nonaccrual	and still accruing
	(In Thousands)
Real estate loans:
Construction	$8,871	$-	$4,706	$-
Secured by 1-4 family residential	10,817	676	2,327	805
Other real estate loans	7,509	218	1,026	-
Commercial loans	1,950	12	350	65
Consumer loans	239	3	197	38

Total	$29,386	$909	$8,606	$908

If interest on nonaccrual loans had been accrued, such income would have approximated $722,000, $207,000, and $156,000 for the years ended December 31, 2010, 2009, and 2008 respectively.

The Company utilizes an internal asset classification system as a means of measuring and monitoring credit risk in the loan portfolio.  Under the Company’s classification system, problem and potential problem loans are classified as “Special Mention”, “Substandard”, and “Doubtful”.

Special Mention:  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If  left uncorrected, the potential weaknesses may result in the deterioration of the repayment prospects for the credit.

Substandard:  Loans classified as substandard have a well-defined weakness that jeopardizes the liquidation of the debt.  Either the paying capacity of the borrower or the value of the collateral may be inadequate to protect the Company from potential losses.

Doubtful:  Loans classified as doubtful have a very high possibility of loss.  However, because of important and reasonably specific pending factors, classification as a loss is deferred until a more exact status may be determined.

Loss: Loans are classified as loss when they are deemed uncollectable and are charged off immediately.

As of December 31, 2010

(In Thousands)		Real Estate	Real Estate
	Real Estate	Secured by	Secured by 1-4	Other Real
	Construction	Farmland	Family Residential	Estate Loans	Commercial	Consumer	Total

Pass	$31,744	$10,070	212,531	$244,982	$50,660	$12,016	$562,003
Special Mention	15,580	1,462	14,810	13,067	3,394	92	48,405
Substandard	20,561	-	14,616	9,939	2,331	295	47,742
Doubtful	225	-	663	274	-	-	1,162
Loss	-	-	-	-	-	-	-
Ending Balance	$68,110	$11,532	242,620	$268,262	$56,385	$12,403	$659,312

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2010:

		Unpaid		Average	Interest
(In Thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate loans:
Construction	$3,415	$3,415	$-	$3,470	$4
Secured by farmland	-	-	-	-
Secured by 1-4 family residential	5,450	6,281	-	5,992	-
Other real estate loans	1,303	1,303	-	1,316	-
Commercial loans	1,823	1,844	-	2,032	-
Consumer loans	-	-	-	28	-

Total with no related allowance	11,991	12,843	-	12,838	4

With an allowance recorded:
Real estate loans:
Construction	5,755	6,366	1,876	6,108	-
Secured by farmland	-	-	-	-
Secured by 1-4 family residential	5,422	6,518	1,099	6,076	-
Other real estate loans	7,056	7,201	2,010	7,235	48
Commercial loans	127	127	108	128	-
Consumer loans	239	239	239	240	-

Total with a related allowance	18,599	20,452	5,332	19,787	48

Total	$30,590	$33,295	$5,332	$32,625	$52

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table plus any accrued interest receivable on such loans.  The “Unpaid Principal

Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan.

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDR’s”) that were classified as impaired.  The total balance of TDRs at December 31, 2010 was $4.5 million of which $3.2 million were included in the Company’s non-accrual loan totals at that date and $1.3 million represented loans performing as agreed to the restructured terms. This compares with $2.1 million in restructured loans at December 31, 2009, an increase of $2.4 million or 114.3%.  The amount of the valuation allowance related to TDRs was $532,000 and $675,000 as of December 31, 2010 and 2009 respectively.

The $3.2 million in nonaccrual TDRs as of December 31, 2010 is comprised of $1.5 million in real estate construction loans and $1.8 million in 1-4 family real estate loans.  The $1.3 million in TDRs which were performing as agreed under restructured terms as of December 31, 2010 is comprised of $291,000 in real estate construction loans, $113,000 in 1-4 family real estate loans, and $850,000 in other real estate loans.  All loans classified as TDRs are considered to be impaired as of December 31, 2010.

The following table presents information about the Company’s loans considered to be impaired as of and for the year ended December 31, 2009.

2009
(In Thousands)

Impaired loans with a related allowance for loan loss	$12,282
Impaired loans without a related allowance for loan loss	10,441
Related allowance for loan loss	1,731
Average recorded balance of impaired loans	22,740
Interest income recognized on impaired loans	1,225

Note 4.	Allowance for Loan Losses

Changes in the allowance for loan losses are summarized as follows:
	Year Ended December 31,
	2010	2009	2008
		(In Thousands)
Balance, beginning of year	$9,185	$10,020	$7,093

Provision for loan losses	12,005	4,551	5,262

Southern Trust Mortgage consolidation	-	-	1,238

Charge-offs:

Real estate loans:
Construction	1,226	836	2,131
Secured by 1-4 family residential	3,256	3,205	233
Other real estate loans	460	375	-
Commercial loans	942	343	511
Consumer loans	500	725	744
Total charge-offs	$6,384	$5,484	$3,619

Recoveries:

Real estate loans:
Construction	$-	$-	$9
Secured by 1-4 family residential	37	9	-
Other real estate loans	4	-	-
Commercial loans	68	21	2
Consumer loans	52	68	35
Total recoveries	$161	$98	$46

Net charge-offs	6,223	5,386	3,573

Balance, end of year	$14,967	$9,185	$10,020

Ratio of allowance for loan losses
to portfolio loans outstanding at end of period	2.27%	1.43%	1.49%

Ratio of net charge offs to average
portfolio loans outstanding during the period	0.88%	0.76%	0.53%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan type and based on impairment method as of December 31, 2010:

		Real Estate	Real Estate
(In Thousands)	Real Estate	Secured by	Secured by 1-4	Other Real
	Construction	Farmland	Family Residential	Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$1,876	$-	$1,099	$2,010	$108	$239	$5,332

Collectively evaluated for impairment	2,808	107	2,866	2,761	947	146	9,635

Total ending allowance balance	$4,684	$107	$3,965	$4,771	$1,055	$385	$14,967

Loans:

Individually evaluated for impairment	$9,170	$-	$10,872	$8,359	$1,950	$239	$30,590

Collectively evaluated for impairment	58,940	11,532	231,748	259,903	54,435	12,164	628,722

Total ending loans balance	$68,110	$11,532	$242,620	$268,262	$56,385	$12,403	$659,312

Note 5.	Premises and Equipment, Net

Premises and equipment consists of the following:

	2010	2009
	(In Thousands)

Land	$2,379	$2,379
Facilities	19,363	17,165
Furniture, fixtures, and equipment	12,345	11,563
Construction in process and deposits on equipment	1,536	5,522
	35,623	36,629
Less accumulated depreciation	(14,511)	(13,123)
Total	$21,112	$23,506

Depreciation expense was $1,421,000, $1,459,000, and $1,557,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2010, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

2011	$2,464
2012	2,078
2013	1,994
2014	1,948
2015	1,900
Thereafter	18,097

$28,480

Rent expense was $2,877,000, $2,704,000, and $2,698,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

During 2010, two branch sites that had been held for future expansion were reclassified from the “Construction in process and deposits on equipment” account to a held for sale account as these properties are no longer being considered for potential branch sites and are being actively marketed to potential buyers.  As a result of this change in classification, the carrying value of these properties was adjusted to the fair market value on the date of transfer of $1.9 million.  The reclassification resulted in a charge to earnings of approximately $1.4 million.  The properties are reflected in the Consolidated Balance Sheet as of December 31, 2010 under “Accrued interest receivable and other assets”.

Note 6.	Deposits

The Company has developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank. The overall balance of this product was $29.0 million and $44.5 million at December 31, 2010 and 2009, respectively, and is partially reflected in the interest-bearing demand deposits and partially reflected in securities sold under agreements to repurchase amounts on the balance sheet.

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $202,146,000 and $159,991,000 at December 31, 2010 and 2009, respectively.

At December 31, 2010, the scheduled maturities of time deposits (in thousands) are as follows:

2011	$188,680
2012	62,710
2013	48,419
2014	18,262
2015	5,029
$323,100

At December 31, 2010 and 2009, overdraft demand deposits reclassified to loans totaled $273,000 and $138,000, respectively.

At December 31, 2010, one depositor, with $33.0 million, held approximately 4 percent of the total deposits at Middleburg Bank.

Middleburg Bank obtains certain deposits through the efforts of third-party brokers.  At December 31, 2010 and 2009, brokered deposits totaled $62.0 million and $64.0 million, respectively, and were included in time deposits on  the Company’s financial statements.

Note 7.	Borrowings

Middleburg Bank has credit availability in the amount of $154 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  Advances on the line are secured by all of the Company’s first lien residential real estate loans on one-to-four-unit, single-family dwellings; home equity lines of credit; and eligible commercial real estate loans.  As of December 31, 2010, the book value of these loans totaled approximately $263,522,000.  The amount of the available credit is limited to 75 percent of qualifying collateral for the first lien residential real estate loans, 50 percent of qualifying home equity lines of credit, and 50 percent of the eligible commercial real estate loans.  Any borrowings in excess of the qualifying collateral require pledging of additional assets.

The outstanding balances and related information for Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Short-term Borrowings are summarized as follows (in thousands):

	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Short-term Borrowings
At December 31:
2010	$-	$25,562	$13,320
2009	-	17,199	3,538
2008	-	22,678	40,944
Weighted-average interest rate at year-end:
2010	-%	0.94%	5.13%
2009	-	0.16	5.00
2008	-	0.48	2.56
Maximum amount outstanding at any month's end:
2010	$5,000	$27,542	$21,875
2009	-	25,210	50,719
2008	-	58,688	92,512
Average amount outstanding during the year:
2010	$25	$25,314	$10,419
2009	-	21,122	15,513
2008	397	40,924	44,983
Weighted-average interest rate during the year:
2010	-%	0.81%	3.77%
2009	-	0.19	3.82
2008	2.77	2.03	4.42

Southern Trust Mortgage has a two revolving lines of credit with a regional bank with a combined credit limit of $44,000,000.  The lines are primarily used to fund its mortgages held for sale.  Middleburg Bank guarantees the balance of these loans up to $10,000,000.  At December 31, 2010, these lines had an outstanding balance of $13,320,000 and are included in total short-term borrowings.  The lines of credit are based on the London Inter-Bank Offered Rate (“LIBOR”).  The weighted-average interest rate on Southern Trust Mortgage’s lines of credit at December 31, 2010, was 5.13 percent.

Southern Trust Mortgage also has a $50,000,000 line of credit for financing mortgage notes it originates until such time the mortgage notes can be sold and a $5,000,000 line of credit for operating purposes with Middleburg Bank, of which $45,087,000 and $2,464,000, respectively, was outstanding at December 31, 2010.  These lines of credit are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.

The Company’s had $62,912,000 of Federal Home Loan Bank advances outstanding as of December, 31, 2010.  The interest rates on these advances ranged from 0.29 percent to 1.98 percent and the weighted-average rate was 1.43 percent.  The Company’s Federal Home Loan Bank advances totaled $35,000,000 at December 31, 2009.  The weighted-average interest rate on these advances at December 31, 2009 was 4.61 percent.

The contractual maturities of the Company’s long-term debt are as follows:

2010
(In thousands)
Due in 2011	$10,000
Due in 2012	17,912
Due in 2014	35,000

Total	$62,912

The Company also has a line of credit with the Federal Reserve Bank of Richmond of $26,884,787 of which there was no outstanding balance at December 31, 2010.

The Company has an additional $24 million in lines of credit available from other institutions at December 31, 2010.

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

No stock option awards were granted during the year ended December 31, 2010.

For the years ended December 31, 2010, 2009, and 2008, the Company recorded $158,000, $94,000, and $64,000, respectively, in stock-based compensation expense related to previously issued restricted stock and option grants.  The total income tax benefit related to stock-based compensation was $41,000, $2,000, and $12,000 in 2010, 2009, and 2008, respectively.

The following table summarizes restricted stock service awards awarded under the 2006 Equity Compensation Plan at December 31.

	2010			2009			2008
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at the
beginning of the year	7,752	$23.82		10,602	$24.04		3,508	$32.30
Granted	15,023	14.58		-	-		9,051	21.66
Vested	(3,650)	26.30		(2,850)	24.62		(877)	32.30
Forfeited	(2,247)	14.99		-	-		(1,080)	24.22
Non-vested at end of
the year	16,878	$16.24	$241,000	7,752	$23.82	$94,000	10,602	$24.04	$155,000

The weighted-average remaining contractual term for non-vested service award grants at December 31, 2010 and 2009, was 1.9 and 1.2 years, respectively.  The weighted-average grant-date fair value of restricted stock service-based grants awarded during the year ended December 31, 2010 was $14.58. No service-based restricted stock was granted during the year ended December 31, 2009.  As of December 31, 2010, there was $259,000 of total unrecognized compensation expense related to the non-vested service awards under the 2006 Equity Compensation Plan.

For the years ended December 31, 2010, 2009, and 2008, the Company recorded $131,000, $94,000, and $64,000, respectively, in compensation expense for service-based restricted stock awards

The following table summarizes restricted stock performance awards awarded under the 2006 Equity Compensation Plan at December 31.

	2010			2009			2008
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at the
beginning of the year	16,078	$18.11		16,078	$18.11		3,508	$32.30
Granted	12,220	13.92		-	-		12,881	14.59
Vested	-	-		-	-		-	-
Forfeited	(6,596)	23.00		-	-		(311)	32.30
Non-vested at end of
the year	21,702	$14.27	$309,000	16,078	$18.11	$195,000	16,078	$18.11	$235,000

Note 8.	Stock-Based Compensation Plan (Continued)

The weighted-average remaining contractual term for non-vested performance award grants at December 31, 2010 and 2009, was 1.6 and 1.2 years, respectively.  The weighted-average grant-date fair value of performance-based restricted stock awarded during the year ended December 31, 2010 was $13.92.  No performance-based restricted stock was granted during the year ended December 31, 2009.  As of December 31, 2010, there was $310,000 of total unrecognized compensation expense related to the non-vested performance awards under the 2006 Equity Compensation Plan.

Performance-based restricted stock awards vest based on the target levels being reached over a three-year period.  Performance standards for these awards have not yet been met and, as such, no expense has been recorded.

Stock options may be granted periodically to certain officers and employees under the Company’s stock-based compensation plan as determined by a committee.  The Company recorded compensation expense of $27,000 and $25,000, respectively for the years ended December 31, 2010 and December 31, 2009 related to previously issued stock option awards.  No stock option compensation expense was recorded for the year ended December 31, 2008. Shares issued in connection with stock option exercises may be issued from available treasury shares or from market purchases.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted.  Options vest over a three-year time period over which 25 percent vests on each of the first and second anniversaries of the grant and 50 percent on the third anniversary of the grant.  The effects are computed using option pricing models, using the following weighted-average assumptions for options granted during 2009 as of grant date: 1) a risk-free interest rate of 2.26 percent, 2) a dividend yield of 2.51 percent, 3) volatility of 26.71 percent and 4) an expected option life of 9.72 years. No options were granted during 2010 or 2008.  As of December 31, 2010, there was $68,000 in unrecognized compensation cost related to unvested stock-based option awards granted.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan and remaining outstanding unexercised options under the 1997 Stock Incentive Plan at the end of the reportable periods.  The weighted-average remaining contractual term for options outstanding and exercisable at December 31, 2010, 2009, and 2008, was 2.8 years, 2.6 years and 2.9 years, respectively.

Options outstanding at December 31 are summarized as follows:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at
beginning of year	184,208	$19.34	158,380	$19.80	166,380	$19.41
Granted	-	-	77,263	14.00	-	-
Exercised	(12,500)	10.63	(8,100)	12.06	(8,000)	11.75
Forfeited	(5,793)	14.00	(43,335)	12.87	-	-
Outstanding at end
of year	165,915	$20.18	184,208	$19.34	158,380	$19.80
Options exercisable
at year end	117,729	$22.71	112,500	$22.74	158,380	$19.80
Weighted average
fair value of
options granted		$-		$1.84		$-

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $43,000, $6,000, and $34,000, respectively.  There was no aggregate intrinsic value of options outstanding at December 31, 2010.

As of December 31, 2010, options outstanding and exercisable are summarized as follows:

Range of		Remaining
Exercise	Options	Contractual	Options
Prices	Outstanding	Life	Exercisable
		(years)
$22.75	55,000	1.3	55,000
22.00	34,000	2.3	34,000
37.00	3,000	2.8	3,000
39.40	8,000	3.0	8,000
14.00	60,915	8.2	15,229
14.00	5,000	8.8	2,500
$14.00-$39.40	165,915	2.8	117,729

Note 9.	Employee Benefit Plans

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

The defined benefit pension plan has been amended to be terminated and an application has been submitted to the Internal Revenue Service for approval of the termination amendment.  Although an application for termination approval is in process, the date of possible Internal Revenue Service approval is unknown and there can be no assurance that the plan will be terminated during 2011.

Information about the plan follows:

	2010	2009	2008
	(In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$5,407	$7,139	$5,965
Service cost	-	872	1,013
Interest cost	320	423	463
Actuarial loss (gain)	299	(865)	(31)
Benefits paid	(32)	(585)	(271)
Curtailment gain	-	(1,577)	-
Benefit obligation, end of year	5,994	5,407	7,139

Change in Plan Assets
Fair value of plan assets, beginning of year	4,897	3,481	4,961
Actual return on plan assets	451	1,217	(1,540)
Employer contributions	27	784	331
Benefits paid	(32)	(585)	(271)
Fair value of plan assets, ending	5,343	4,897	3,481

Funded Status, recognized as accrued benefit
cost included in other liabilities	$(651)	$(510)	$(3,658)

Amounts Recognized in Accumulated
Other Comprehensive Loss
Net (Gain) / Loss	$234	$-	$3,034
Prior service costs	-	-	(193)
Deferred income tax benefit	(80)	-	(966)
Total amount recognized in accumulated
other comprehensive loss	$154	$-	$1,875

Note 9.                      Employee Benefit Plans (Continued)

The accumulated benefit obligation for the defined benefit pension plan was $5,994,000, $5,407,000, and $5,127,000 at December 31, 2010, 2009, and 2008 respectively.

	2010	2009	2008
	(In Thousands)

Components of Net Periodic Benefit Cost
Service cost	$-	$872	$810
Interest cost	320	423	371
Expected return on plan assets	(386)	(329)	(438)
Amortization of prior service cost	-	(193)	(1)
Amortization of net obligation
at transition	-	-	(4)
Recognized net gain due to curtailment	-	(424)	-
Recognized net actuarial loss	-	128	23
Net periodic benefit cost	$(66)	$477	$761

Other Change in Plan Assets and Benefit
Obligations Recognized in Accumulated Other
Comprehensive (Income) Loss
Net (gain) loss	$234	$(3,034)	$2,027
Amortization of prior service cost	-	193	1
Amortization of net obligation at transition	-	-	4
Deferred income tax expense (benefit)	(80)	966	(691)
Total recognized in other comprehensive (income) loss	$154	$(1,875)	$1,341
Total recognized in net periodic benefit costs
and other comprehensive (income) loss	$88	$(1,398)	$2,102

Adjustment to Retained Earnings Due to
Change in Measurement Date
Service cost			$202
Interest cost			93
Expected return on plan assets			(109)
Recognized net actuarial loss			6
Net periodic benefit cost	N/A	N/A	$192

Weighted-Average Assumptions for Benefit	2010	2009	2008
Obligations
Discount rate	5.50%	6.00%	6.25%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Weighted-Average Assumptions for Net Periodic	2010	2009	2008
Benefit Costs
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Note 9.	Employee Benefit Plans (Continued)

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

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes.  Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period in which assets are invested.  (See information regarding plan termination amendment below under the heading “Discount Rate”.)  However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets to the extent such expenses are not explicitly estimated within periodic cost.

Discount Rate

Although the plan has been amended to be terminated, the amendment must be approved by the Internal Revenue Service before the plan can actually be terminated.  The exact date of possible Internal Revenue Service approval is not known.  Accordingly, the discount rate for the weighted average benefit obligation assumptions has been set in a manor consistent with prior years assuming the plan will continue in force throughout 2011.

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2010, and 2009, by asset category are as follows:

	December 31,
	2010	2009

Mutual funds - fixed income	-%	38%
Mutual funds - equity	-%	61%
Cash and equivalents	100%	1%
Total	100%	100%

The investment manager selects investment fund managers with demonstrated experience and expertise and funds with demonstrated historical performance for the implementation of the plan’s investment strategy.  The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the classes to develop an efficient investment structure.  Due to the possibility of plan termination during 2011, all assets of the plan have been invested in cash and equivalents.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality.  These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs, and other administrative costs chargeable to the trust.

Note 9.	Employee Benefit Plans (Continued)

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 31, 2010:

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$5,343	$-	$-	$5,343

Total assets at fair value	$5,343	$-	$-	$5,343

Cash and cash equivalents

The fair value approximates the carrying value.

Projected benefit payments

The defined benefit pension plan has been amended to be terminated upon approval from the Internal Revenue Service and the Company will make distributions to plan participants after the date of approval.  Although the exact date of plan termination is not known, the Company expects to make a contribution to the plan during fiscal year 2011 in an amount sufficient bring the fair value of plan assets to the accumulated benefit obligation amount as of the distribution date.  Estimated future benefit payments are $5,994,000.

401(k) Plan

The Company has a 401(k) plan whereby a majority of employees participate in the plan.  Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the plan.  Matching contributions vest to the employee equally over a five-year period.  For the years ended December 31, 2010, 2009, and 2008, expense attributable to the plan amounted to $258,000, $219,000 and $233,000, respectively.

Deferred Compensation Plans

Several deferred compensation plans were adopted; including a defined benefit SERP and an elective deferral plan for the Chairman, and a defined contribution SERP for certain Executive Officers.  The two plans for the Chairman made installment payouts in 2010 and 2009.  The defined contribution SERP on the Executive Officers includes a vesting schedule, and is currently credited at a rate of the 10-year treasury plus 1.5%.  The deferred compensation expense for 2010, 2009, and 2008, was $150,000, ($144,000), and $382,000, respectively.  The negative expense in 2009 was due to a change to plan assumptions, which resulted in a benefit of $198,000 being recognized.  The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to help meet the costs of the obligations.

Note 10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia and various other states.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2007.

The Company believes it is more likely than not that the benefit of deferred tax assets will be realized.  Consequently, no valuation allowance for deferred tax assets is deemed necessary at December 31, 2010 and 2009, in view of certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$4,684	$2,865
Deferred compensation	502	470
Investment in affiliate	905	950
Accrued pension costs	227	173
Minimum pension adjustment	80	-
Securities available for sale	548	1,275
Other-than-temporary impairment	1,316	941
Other real estate owned	714	554
Other	1,480	589
.	10,456	7,817

Deferred tax liabilities:
Deferred loan costs, net	$365	$248
Interest rate swap	106	-
Property and equipment	352	356
Total gross deferred tax liabilities	823	604

Net deferred tax assets	$9,633	$7,213

The provision for income taxes charged to operations for the years ended December 31, 2010, 2009, and 2008, consists of the following:

	2010	2009	2008
	(In Thousands)

Current tax expense	$611	$772	$2,043
Deferred tax benefit	(3,173)	(708)	(1,599)
Total income tax expense (benefit)	$(2,562)	$64	$444

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2010, 2009, and 2008, due to the following:

	2010	2009	2008
	(In Thousands)

Computed "expected" tax expense (benefit)	$(1,785)	$1,219	$1,021
Increase (decrease) in income taxes
resulting from:
Tax-exempt interest income	(1,026)	(1,086)	(663)
Other, net	249	(69)	86
	$(2,562)	$64	$444

Note 11.	Related Party Transactions

The Company’s subsidiary bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties).  Any loans made to related parties of the Company or related parties of any of its affiliates or subsidiaries were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of origination for comparable loans with persons not related to the lender; and did not involve more than the normal risk of collectability or present other unfavorable features.

These persons and firms were indebted to the subsidiary bank for loans as follows:

	2010	2009
	(In Thousands)

Balance, January 1	$5,760	$5,441
Principal additions	10,926	1,989
Principal payments	(4,039)	(1,670)

Balance, December 31	$12,647	$5,760

Additionally, unused commitments to extend credit to these persons and firms amounted to
$3.4 million at December 31, 2010 and $1.9 million at December 31, 2009.

These same persons and firms had accounts with the subsidiary bank for deposits totaling $1.5 million and  $9.9 million at December 31, 2010 and 2009, respectively.

Note 12.	Contingent Liabilities and Commitments

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The Company does not anticipate any material loss as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance-sheet risk.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  For the final weekly reporting period in the years ended December 31, 2010 and 2009, the aggregate amount of daily average required reserves was approximately $4,735,000 and $6,560,000, respectively.

Note 13.	Earnings (Loss) Per Share

The following shows the weighted-average number of shares used in computing earnings (loss) per share and the effect on weighted-average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2010		2009		2008
		Per		Per		Per
		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount

Earnings (loss) per share, basic	6,933,144	$(0.39)	5,629,426	$0.37	4,528,073	$0.57

Effect of dilutive securities:
Stock options	-		967		26,362

Earnings (loss) per share, diluted	6,933,144	$(0.39)	5,630,393	$0.37	4,554,435	$0.56

In 2010, 2009, and 2008, options to purchase 100,000, 225,578, and 100,500 common shares, respectively, ranging in price from $10.63 to $39.40 were not included in the calculation of earnings per share because they would have been antidilutive.  In 2010, 104,101 warrants to purchase common shares with an exercise price of $15.85 and 16,878 shares of restricted stock ranging in price from $14.59 to $26.30 were not included in the calculation of earnings per share because to do so would have been anti-dilutive.

Note 14.	Retained Earnings

Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities.  Federal regulations limit the payment of dividends to the sum of a bank’s current net income and retained net income of the two prior years.  During the years ended December 31, 2010 and 2009, the Company required and received approval from federal and state regulatory authorities to transfer amounts in excess of dividend restrictions.

Note 15.	Financial Instruments With Off-Balance-Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, and interest rate swaps.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  See Note 24 for more information regarding the Company’s use of interest rate swaps.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amount of the Company's exposure to off-balance-sheet risk as of December 31, 2010 and 2009, is as follows:

	2010	2009
	(In Thousands)

Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$83,299	$84,628
Standby letters of credit	2,378	1,974

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

The Company has approximately $13,913,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2010.

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

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level I). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level II).

Derivatives
Derivatives are recorded at fair value on a recurring basis.  Third party vendors compile prices from various sources and may determine the fair value of identical or similar instruments by using pricing models that consider observable market data (Level II).

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009.

	December 31, 2010 (In Thousands)
	Total	Level I	Level II	Level III

Assets:
U.S. government agency
securities	$4,649	$-	$4,649	$-
Obligations of states and
political subdivision	59,140	-	59,140	-
Mortgage-backed securities:
Agency	152,304	-	152,304	-
Non-agency	26,081	-	26,081	-
Corporate preferred stock	13	-	13	-
Corporate bonds	9,532	-	9,532	-
Trust preferred securities	323	-	323	-
Derivative financial instruments	312	-	312	-

	December 31, 2009 (In Thousands)
Description	Total	Level I	Level II	Level III

Assets:
U.S. Treasury securities	$3,087	$-	$3,087	$-
Obligations of states and
political subdivision	69,044	-	65,937	3,107
Mortgage-backed securities:
Agency	90,240	-	90,231	9
Non-agency	9,939	-	9,939	-
Corporate preferred stock	34	-	34	-
Corporate bonds	104	-	104	-
Trust preferred securities	251	-	251	-

The table below presents a reconciliation and statements of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the years ended December 31, 2010 and 2009:

Available for Sale Securities
(In Thousands)
Balance December 31, 2008	$8,030
Total realized and unrealized gains (losses):
Included in earnings	(1,072)
Included in other comprehensive income	299
Purchases, sales, issuances and settlements, net	14,457
Transfers in and (out) of Level III	(18,598)
Balance December 31, 2009	$3,116
Total realized and unrealized gains (losses):
Included in earnings	-
Included in other comprehensive income	-
Purchases, sales, issuances and settlements, net	(2,136)
Transfers in and (out) of Level III	(980)
Balance December 31, 2010	$-

During 2010, a municipal security which had previously been categorized as a Level III asset was re-categorized as a Level II asset because the value for this security is determined by reference to quoted prices for similar assets which are readily available although such assets may be traded infrequently.  Additionally, a large portion of this security was called during 2010.  Accordingly, the “Purchases, sales, issuances and settlements, net” amount reflected in the above table includes $2,127,000 related to the partial call of this security and the “Transfers in and (out) of Level III” amount reflects the reclassification of the remaining $980,000 as a Level II valuation.

There were no changes in unrealized gains and losses recorded in earnings for the year ended December 31, 2010 or 2009, for Level III assets that were still held at December 31, 2010 and 2009.

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2010 and 2009.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Fair value is measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level II).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level III.  As of December 31, 2010, five loans with a net balance of $739,000 were categorized as Level III valuations due to being in construction status.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level III).  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

The Company’s procedure to monitor the value of collateral for collateral dependent impaired loans between the receipt of an original appraisal and an updated appraisal is to review tax assessment records when they change annually.  At the time of any change in tax assessment, an appropriate adjustment is made to the appraised value.  Information considered in a determination not to order an updated appraisal includes the availability and reliability of tax assessment records and significant changes in capitalization rates for income properties since the original appraisal.  Other facts and circumstances on a case by case basis may be considered relative to a decision not to order an updated appraisal.  If, in the judgment of management, a reliable collateral value estimate can not be obtained by an alternative method, an updated appraisal would be obtained.

Circumstances that may warrant a re-appraisal for non-performing loans might include foreclosure proceedings or a material adverse change in the borrower’s condition or that of the collateral underlying the loan.  Examples include bankruptcy filing by the debtor or guarantors, loss of a major tenant in an income property, or a significant increase in capitalization rates for income properties.  In some cases, management may decide that an updated appraisal for a non-performing loan is not necessary.  In such cases, an estimate of the fair value of the collateral for the loans would be made by management by reference to current tax assessment records, the latest appraised value, and knowledge of collateral value fluctuations in a loan’s market area.  If, in the judgment of management, a reliable collateral value estimate can not be obtained by an alternative method, an updated appraisal would be obtained.

For the purpose of the evaluation of the adequacy of our allowance for loan losses, new appraisals are discounted 10% for selling costs when determining the amount of the specific reserve.  Thereafter, for collateral dependent impaired loans, we consider each loan on a case-by-case basis to determine whether or not the recorded values are appropriate given current market conditions.  When warranted, new appraisals are obtained.  If an appraisal is less than 12 months old, the only adjustment made to appraised values is the 10% discount for selling costs.  If an appraisal is older than 12 months, management will use judgment based on knowledge of current market values and specific facts surrounding any particular property to determine if an additional valuation adjustment may be necessary.

For real estate-secured loans, if the Company doesn’t have an adequate appraisal a new one is ordered to determine fair value.  An appraisal that would be considered adequate for real estate-secured loans is less than 12 months or one that is more than 12 months old but alternative methods with which to monitor the collateral value exist, such as reference to frequently updated tax assessments.  Appraisals that would be considered inadequate for real estate-secured loans include appraisals older than 12 months and with a property located in a jurisdiction that does not reassess property values on a regular basis, or with a property to which substantial changes have been made since the last assessment. If the loan is secured by assets other than real estate and an appraisal is neither available nor feasible, the loan is treated as unsecured.

It is the Company’s policy to account for partially charged-off loans consistently both before and after updated appraisals are obtained.  Partially charged-off loans are placed in non-accrual status and remain in that status until the borrower has made a minimum of six consecutive monthly payments on a timely basis and there is evidence that the borrower has the ability to repay the balance of the loan plus accrued interest in full.   Partially charged-off loans are not returned to accrual status when updated appraisals are obtained.

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

	December 31, 2010 (In Thousands)
	Total	Level I	Level II	Level III

Assets:
Impaired loans	$13,267	$-	$11,521	$1,746
Mortgages held for sale	59,361	-	59,361	-

	December 31, 2009 (In Thousands)
Description	Total	Level I	Level II	Level III

Assets:
Impaired loans	$10,551	$-	$10,551	$-
Mortgages held for sale	45,010	-	45,010	-

Other Real Estate Owned

The value of other real estate owned (“OREO”) is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser independent of the Company using observable market data (Level II).  For other real estate owned properties, the Company’s policy is to obtain “as-is” appraisals on an annual basis as opposed to “as-completed” appraisals.  This approach provides current values without regard to completion of any construction or renovation that may be in process on OREO properties.  Accordingly, the Company considers the valuations to be Level II valuations even though some properties may be in process of renovation or construction.  As of December 31, 2010, the Company had 2 OREO properties considered to be in construction with a carrying value of approximately $1.9 million.

For the purpose OREO valuations, appraisals are discounted 10% for selling and holding costs and it is the policy of the Company to obtain annual appraisals for properties held in OREO.

Any fair value adjustments are recorded in the period incurred as loss on other real estate owned on the consolidated statements of operations.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

	December 31, 2010 (In Thousands)
	Total	Level I	Level II	Level III

Assets:
Other real estate owned	$8,394	$-	$8,394	$-

	December 31, 2009 (In Thousands)
Description	Total	Level I	Level II	Level III

Assets:
Other real estate owned	$6,511	$-	$6,511	$-

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

Note 16.	Fair Value Measurements (Continued)

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$64,724	$64,724	$43,210	$43,210
Securities	252,042	252,042	172,699	172,699
Loans	703,706	723,629	680,104	693,464
Accrued interest receivable	3,655	3,655	3,842	3,842
Interest rate swap	312	312	-	-

Financial liabilities:
Deposits	$890,306	$869,606	$805,648	$812,080
Securities sold under agreements
to repurchase	25,562	25,562	17,199	17,199
Short-term debt	13,320	13,320	3,538	3,538
Long-term debt	62,912	63,512	35,000	35,078
Trust preferred capital notes	5,155	5,167	5,155	5,167
Accrued interest payable	879	879	1,495	1,495

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Middleburg Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2010 and 2009, that the Company and Middleburg Bank meet all capital adequacy requirements to which they are subject.

Note 17.	Capital Requirements (Continued)

As of December 31, 2010, the most recent notification from the Federal Reserve Bank categorized Middleburg Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Company’s and Middleburg Bank’s actual capital amounts and ratios are also presented in the following table.

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2010:
Total Capital (to Risk-
Weighted Assets):
Consolidated	$109,420	14.1%	$62,252	8.0%	N/A	N/A
Middleburg Bank	105,064	13.5%	62,082	8.0%	$77,602	10.0%
Tier 1 Capital (to Risk-
Weighted Assets):
Consolidated	$99,628	12.8%	$31,126	4.0%	N/A	N/A
Middleburg Bank	95,299	12.3%	31,041	4.0%	$46,561	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$99,628	9.0%	$44,431	4.0%	N/A	N/A
Middleburg Bank	95,299	8.6%	44,311	4.0%	$55,389	5.0%

As of December 31, 2009:
Total Capital (to Risk-
Weighted Assets):
Consolidated	$113,284	15.1%	$60,194	8.0%	N/A	N/A
Middleburg Bank	107,825	14.4%	60,003	8.0%	$75,003	10.0%
Tier 1 Capital (to Risk-
Weighted Assets):
Consolidated	$104,302	13.9%	$30,097	4.0%	N/A	N/A
Middleburg Bank	98,863	13.2%	30,001	4.0%	$45,002	6.0%
Tier 1 Capital (to
Average Assets):
Consolidated	$104,302	10.4%	$40,112	4.0%	N/A	N/A
Middleburg Bank	98,863	9.9%	40,040	4.0%	$50,049	5.0%

Note 18.	Goodwill and Intangible Assets

Goodwill is not amortized, but is tested at least annually for impairment by the Company.  Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2010, 2009, or 2008.  Identifiable intangible assets are being amortized over the period of expected benefit, which is 15 years.  Goodwill and intangible assets relate to the Company’s acquisition of Middleburg Trust Company and Middleburg Investment Advisors and the consolidation of Southern Trust Mortgage.  Information concerning goodwill and intangible assets is presented in the following table:

	December 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Identifiable intangibles	$3,734,000	$2,663,167	$3,734,000	$2,491,834
Unamortizable goodwill	5,289,213	-	5,289,213	-

Amortization expense of intangible assets for each of the three years ended December 31, 2010, 2009, and 2008 totaled $171,333, $212,906, and $338,000 respectively.  Estimated amortization expense of identifiable intangibles for the years ended December 31 follows:

2011	$171,333
2012	171,333
2013	171,333
2014	171,333
2015	171,333
Thereafter	214,168
$1,070,833

Note 19.	Trust-Preferred Capital Notes

On December 12, 2003, MFC Capital Trust II, a wholly owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities.  On December 19, 2003, $5 million of trust-preferred securities were issued through a pooled underwriting totaling approximately $344 million.  The securities have a LIBOR-indexed floating rate of interest.

During 2010, the interest rates ranged from 3.10 percent to 3.33 percent.  For the year ended December 31, 2010, the weighted-average interest rate was 3.25 percent.  The securities have a mandatory redemption date of January 23, 2034, and are subject to varying call provisions beginning January 23, 2009. The principal asset of the trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.  See Note 24 for information regarding a rate swap entered into by the Company during 2010 to manage the interest rate risk associated with these trust preferred securities.

The trust-preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25 percent of Tier 1 capital after its inclusion.  The portion of the trust-preferred securities not considered as Tier 1 capital may be included in Tier 2 capital.  On December 31, 2010, all of the Company’s trust-preferred securities are included in Tier I capital.

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

In May 2008, Middleburg Bank acquired the membership interest units of one of the partners of Southern Trust Mortgage for $1.6 million.  As a result, the Company’s ownership interest exceeded 50 percent of the issued and outstanding membership units.  At December 31, 2010, the Company owned 57.1 percent of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank.

Note 21.           Condensed Financial Information – Parent Corporation Only

BALANCE SHEETS

	December 31,
	2010	2009
	(In Thousands)
ASSETS
Cash on deposit with subsidiary bank	$1,940	$3,759
Money market fund	7	6
Investment securities available for sale	13	34
Investment in subsidiaries	92,801	94,725
Goodwill	5,289	5,289
Intangible assets, net	1,071	1,242
Other assets	1,048	473

TOTAL ASSETS	$102,169	$105,528

LIABILITIES
Trust-preferred capital notes	$5,155	$5,155
Other liabilities	61	61
TOTAL LIABILITIES	5,216	5,216

SHAREHOLDERS' EQUITY
Common stock	17,314	17,273
Capital surplus	43,058	42,807
Retained earnings	37,593	42,706
Accumulated other comprehensive loss, net	(1,012)	(2,474)
TOTAL SHAREHOLDERS' EQUITY	96,953	100,312

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$102,169	$105,528

Note 21.           Condensed Financial Information – Parent Corporation Only (Continued)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
INCOME:
Dividends from subsidiaries	$1,732	$2,360	$2,670
Interest and dividends from investments	5	4	6
Management fees from subsidiaries	-	40	40
Other income (loss)	10	(40)	(65)
Total income	1,747	2,364	2,651

EXPENSES:
Salaries and employee benefits	366	132	234
Amortization	171	213	358
Legal and professional fees	141	293	104
Directors fees	100	68	74
Interest expense	184	191	317
Other	339	93	394
Total expenses	1,301	990	1,481

Income before allocated tax benefits and
undistributed (distributions in excess of)
income of subsidiaries	446	1,374	1,170

Income tax (benefit)	(387)	(365)	(378)

Income before equity in undistributed (distributions
in excess of) income of subsidiaries	833	1,739	1,548
Equity in undistributed (distributions in excess of)
income of subsidiaries	(3,521)	1,783	1,012
Net income (loss)	$(2,688)	$3,522	$2,560

Note 21.	Condensed Financial Information – Parent Corporation Only (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	December 31
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES	(In Thousands)
Net income (loss)	$(2,688)	$3,522	$2,560
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Amortization	171	213	358
Equity in undistributed (earnings) losses of subsidiaries	3,350	(971)	(1,012)
Share-based compensation	159	119	64
Deferred income taxes	-	929	(11)
(Increase) decrease in other assets	(519)	1,535	(72)
Increase (decrease) in defined benefit pension	-	(3,032)	34
Increase (decrease) in other liabilities	-	(34)	47
Net cash provided by operating activities	473	2,281	1,968

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	-	-	39
Investment in subsidiary bank	-	(19,000)	-
Net cash (used in) investing activities	-	(19,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	134	24,229	106
Net proceeds from issuance of preferred stock	-	22,000	-
Repayment of preferred stock	-	(22,000)	-
Cash dividends paid on preferred stock	-	(987)	-
Cash dividends paid on common stock	(2,425)	(2,955)	(3,441)
Net cash provided by (used in) financing activities	(2,291)	20,287	(3,335)

Increase (decrease) in cash and cash equivalents	(1,818)	3,568	(1,328)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,765	197	1,525

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,947	$3,765	$197

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

Information about reportable segments and reconciliation to the consolidated financial statements follows:

	2010
	Commercial &
	Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$47,098	$9	$2,315	$(1,391)	$48,031
Wealth management fees	-	4,060	-	(103)	3,957
Other income	2,703	-	19,354	(11)	22,046
Total operating income	49,801	4,069	21,669	(1,505)	74,034

Expenses:
Interest expense	13,783	-	1,782	(1,390)	14,175
Salaries and employee benefits	12,887	2,866	13,841	-	29,594
Provision for loan losses	11,122	-	883	-	12,005
Other expense	17,589	1,356	4,318	(115)	23,148
Total operating expenses	55,381	4,222	20,824	(1,505)	78,922

Income (loss) before income taxes
and non-controlling interest	(5,580)	(153)	845	-	(4,888)
Income tax expense (benefit)	(2,575)	13	-	-	(2,562)
Net income (loss)	(3,005)	(166)	845	-	(2,326)
Non-controlling interest in
consolidated subsidiary	-	-	(362)	-	(362)
Net income (loss) attributable to
Middleburg Financial
Corporation	$(3,005)	$(166)	$483	$-	$(2,688)

Total assets	$1,081,231	$5,931	$70,512	$(53,107)	$1,104,567
Capital expenditures	852	-	87		939
Goodwill and other intangibles	-	4,493	1,867	-	6,360

Note 22.           Segment Reporting (Continued)

	2009
	Commercial &
	Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated
Revenues:			(In Thousands)
Interest income	$49,143	$8	$8,855	$(1,260)	$56,746
Wealth management fees	-	3,873	-	(76)	3,797
Other income	3,965	-	13,228	(78)	17,115
Total operating income	53,108	3,881	22,083	(1,414)	77,658

Expenses:
Interest expense	18,495	-	1,846	(1,259)	19,082
Salaries and employee benefits	12,559	2,895	12,560	28	28,042
Provision for loan losses	4,564	-	(13)	-	4,551
Other expense	15,492	1,500	4,011	(183)	20,820
Total operating expenses	51,110	4,395	18,404	(1,414)	72,495

Income (loss) before income taxes
and non-controlling interest	1,998	(514)	3,679	-	5,163
Income tax expense (benefit)	255	(191)	-	-	64
Net income (loss)	1,743	(323)	3,679	-	5,099
Non-controlling interest in
consolidated subsidiary	-	-	(1,577)	-	(1,577)
Net income (loss) attributable to
Middleburg Financial
Corporation	$1,743	$(323)	$2,102	$-	$3,522

Total assets	$966,004	$6,293	$56,978	$(52,901)	$976,374
Capital expenditures	1,922	11	46	-	1,979
Goodwill and other intangibles	-	4,664	1,867	-	6,531

Note 22.           Segment Reporting (Continued)

	2008
	Commercial &
	Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated
			(In Thousands)
Revenues:
Interest income	$50,103	$29	$5,990	$(200)	$55,922
Wealth management fees	-	4,253	-	(83)	4,170
Other income	2,357	95	10,412	(130)	12,734
Total operating income	52,460	4,377	16,402	(413)	72,826

Expenses:
Interest expense	21,128	-	1,791	(200)	22,719
Salaries and employee benefits	12,065	2,795	10,516	-	25,376
Provision for loan losses	3,621	-	1,640	-	5,261
Other expense	11,644	1,560	4,232	(213)	17,223
Total operating expenses	48,458	4,355	18,179	(413)	70,579

Income (loss) before income taxes
and non-controlling interest	4,002	22	(1,777)	-	2,247
Income tax expense	362	82	-	-	444
Net income (loss)	3,640	(60)	(1,777)	-	1,803
Non-controlling interest in
consolidated subsidiary	-	-	-	757	757
Net income (loss) attributable to
Middleburg Financial
Corporation	$3,640	$(60)	$(1,777)	$757	$2,560

Total assets	$933,652	$6,514	$51,709	$(6,684)	$985,191
Capital expenditures	3,162	282	275	-	3,719
Goodwill and other intangibles	-	4,877	1,867	-	6,744

Note 23.	Capital Purchase Program and Stock Offerings

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

On December 23, 2009, the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement.  As of March 10, 2011, the Warrant remained outstanding to the U.S. Treasury, and the Company expects that the warrant will be sold by the U.S. Treasury at public auction.

Note 24.           Derivatives

During the fourth quarter of 2010, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The Company designated the swap as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s trust preferred capital securities described in Note 19. “Trust-Preferred Capital Notes”.  The swap hedges the interest rate risk associated with the trust preferred capital notes wherein the Company receives LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty.  The swap is calculated on a notional amount of $5,155,000.  The term of the swap is ten years and commenced on October 23, 2010.  The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreements.  In accordance with ASC 815, Derivatives and Hedging, the interest rate swap is designated as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  There was no hedge ineffectiveness for this swap.  At December 31, 2010, the fair value of the swap agreement was an unrealized gain of $312,000, the amount the Company would have expected to receive if the contract was terminated.

Information concerning the derivative designated as an accounting hedge at December 31, 2010 is presented in the following table:

	Positions	Notional			Receive	Pay	Life
	(#)	Amount	Asset	Liability	Rate	Rate	(Years)
Pay fixed - receive floating
interest rate swap	1	$5,155,000	$312,000	$-	0.29%	2.59%	9.8
Total derivatives used in hedging
relationships		$5,155,000	$312,000	$-	0.29%	2.59%	9.8

