Form 10-Q
period 2011-03-31
MIDDLEBURG FINANCIAL CORP
filed 2011-05-10
CIK 914138

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   6,942,315 shares of Common Stock as of May 4, 2011

MIDDLEBURG FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$22,060	$21,955
Interest-bearing deposits with other institutions	39,237	42,769
Total cash and cash equivalents	61,297	64,724
Securities available for sale	258,412	252,042
Loans held for sale	34,407	59,361
Restricted securities, at cost	6,746	6,296
Loans receivable, net of allowance for loan losses of $14,575 at
March 31, 2011 and $14,967 at December 31, 2010	647,985	644,345
Premises and equipment, net	20,908	21,112
Goodwill and identified intangibles	6,317	6,360
Other real estate owned, net of valuation allowance of
$1,187 at March 31, 2011 and $1,486 at December 31, 2010	7,825	8,394
Prepaid federal deposit insurance	4,791	5,154
Accrued interest receivable and other assets	35,601	36,779

TOTAL ASSETS	$1,084,289	$1,104,567

LIABILITIES
Deposits:
Non-interest-bearing demand deposits	$122,888	$130,488
Savings and interest-bearing demand deposits	448,065	436,718
Time deposits	294,502	323,100
Total deposits	865,455	890,306
Securities sold under agreements to repurchase	27,963	25,562
Short-term borrowings	4,244	13,320
Long-term debt	72,912	62,912
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	7,353	7,319

TOTAL LIABILITIES	983,082	1,004,574

SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized,
6,945,261 issued; 6,942,315 and 6,925,437 outstanding at
March 31, 2011 and December 31, 2010, respectively)	17,314	17,314
Capital surplus	43,105	43,058
Retained earnings	38,473	37,593
Accumulated other comprehensive loss	(480)	(1,012)
Total Middleburg Financial Corporation shareholders' equity	98,412	96,953
Non-controlling interest in consolidated subsidiary	2,795	3,040

TOTAL SHAREHOLDERS' EQUITY	101,207	99,993

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,084,289	$1,104,567

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share data)

	Unaudited
	For the Three Months
	Ended March 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$9,735	$10,445
Interest and dividends on securities available for sale
Taxable	1,399	938
Tax-exempt	561	693
Dividends	36	21
Interest on deposits in banks and federal funds sold	27	35
Total interest and dividend income	11,758	12,132

INTEREST EXPENSE
Interest on deposits	2,308	3,174
Interest on securities sold under agreements to
repurchase	56	20
Interest on short-term borrowings	63	44
Interest on long-term debt	296	438
Total interest expense	2,723	3,676

NET INTEREST INCOME	9,035	8,456
Provision for loan losses	454	929

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	8,581	7,527

NONINTEREST INCOME
Service charges on deposit accounts	489	441
Trust services income	867	815
Net gains on loans held for sale	2,847	2,630
Net gains on securities available for sale	35	506
Total other-than-temporary impairment (loss) on securities	(17)	(151)
Portion of loss recognized in other comprehensive income	16	-
Net impairment loss on securities	(1)	(151)
Commissions on investment sales	180	144
Fees on mortgages held for sale	154	358
Other service charges, commissions and fees	115	113
Bank-owned life insurance	123	125
Other operating income	94	91
Total noninterest income	4,903	5,072

NONINTEREST EXPENSE
Salaries and employees' benefits	7,316	6,924
Net occupancy and equipment expense	1,676	1,604
Advertising	156	180
Computer operations	365	328
Other real estate owned	344	210
Other taxes	197	196
Federal deposit insurance expense	407	801
Other operating expenses	1,709	1,700
Total noninterest expense	12,170	11,943

Income before income taxes	1,314	656
Income tax expense	317	87

NET INCOME	997	569
Net loss attributable to non-controlling interest	230	245
Net income attributable to Middleburg
Financial Corporation	$1,227	$814

Earnings per share:
Basic	$0.18	$0.12
Diluted	$0.18	$0.12
Dividends per common share	$0.05	$0.10

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
For the Three months ended March 31, 2011 and 2010
(In Thousands, Except Share Data)
(Unaudited)

	Middleburg Financial Corporation Shareholders
				Accumulated
				Other			Total
	Common	Capital	Retained	Comprehensive	Comprehensive	Noncontrolling	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Interest	Income	Total
Balances - December 31, 2009	$17,273	$42,807	$42,706	$(2,474)		$3,047		$103,359
Comprehensive income (loss)
Net income (loss)			814		$814	(245)	$569	569
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax, $518)				1,005	1,005		1,005	1,005
Reclassification adjustment (net of tax, $172)				(334)	(334)		(334)	(334)
Unrealized losses on securities
for which other-than-temporary impairment
has been recognized in earnings (net of tax, $ 51)				100	100		100	100
Total other comprehensive income				771	771	-	$771	771
Total comprehensive income (loss)					$1,585	(245)	$1,340	1,340
Cash dividends declared			(692)					(692)
Distributions to non-controlling interest						(136)		(136)
Share-based compensation	-	19						19
Balances - March 31, 2010	$17,273	$42,826	$42,828	$(1,703)		$2,666		$103,890

Balances - December 31, 2010	$17,314	$43,058	$37,593	$(1,012)		$3,040		$99,993
Comprehensive income (loss)
Net income (loss)			1,227		$1,227	(230)	$997	997
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax, $265)				514	514	-	514	514
Reclassification adjustment (net of tax, $12)				(23)	(23)	-	(23)	(23)
Unrealized losses on securities
for which other-than-temporary impairment
has been recognized in earnings (net of tax, $0)				1	1	-	1	1
Unrealized gain on intrest rate swap (net of tax, 20)				40	40	-	40	40
Total other comprehensive income				532	532	-	532	532
Total comprehensive income (loss)					$1,759	(230)	$1,529	1,529
Cash dividends declared			(347)					(347)
Distributions to non-controlling interest						(15)		(15)
Share-based compensation	-	47						47
Balances - March 31, 2011	$17,314	$43,105	$38,473	$(480)		$2,795		$101,207

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
	Unaudited
	For the three months ended
	March 31,	March 31,
	2011	2010
Cash Flows From Operating Activities
Net income	$997	$569
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	470	447
Equity in (undistributed earnings) of affiliate	(22)	(15)
Provision for loan losses	454	929
Net (gain) on securities available for sale	(35)	(506)
Other than temporary impairment loss	1	151
Net loss on disposal of assets	39	- -
Premium amortization on securities, net	766	448
Deferred income tax benefit	- -	(340)
Origination of loans held for sale	(136,432)	(149,392)
Proceeds from sales of loans held for sale	164,233	154,196
Net (gains) on mortgages held for sale	(2,847)	(2,630)
Equity compensation	47	19
Net loss on sale of other real estate owned	66	85
Valuation adjustment on other real estate owned	200	244
Decrease in prepaid FDIC insurance	363	768
Changes in assets and liabilities:
Decrease (increase) in other assets	306	(1,866)
Increase in other liabilities	34	131
Net cash provided by operating activities	$28,640	$3,238

Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns
and calls of securities available for sale	$18,799	$7,281
Proceeds from sale of securities
available for sale	9,412	16,117
Purchase of securities available for sale	(34,565)	(29,377)
Purchase of restricted stock	(450)	- -
Purchases of bank premises and equipment	(253)	(109)
Net (increase) in loans	(3,122)	(13,931)
Proceeds from sale of other real estate owned	- -	399
Net cash (used in) investing activities	$(10,179)	$(19,620)

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Continued)
(In Thousands)
	For the three months ended
	March 31,	March 31,
	2011	2010
Cash Flows from Financing Activities
Net increase in non-interest-bearing and interest-
bearing demand deposits and savings accounts	$3,747	$25,152
Net (decrease) in certificates of deposit	(28,598)	(3,412)
Increase in securities sold under agreements
to repurchase	2,401	7,087
Proceeds from short-term borrowings	19,302	16,047
Payments on short-term borrowings	(28,378)	(16,195)
Proceeds from FHLB borrowings	20,000	12,912
Payments on FHLB borrowings	(10,000)	- -
Distributions to non-controlling interest	(15)	(136)
Payment of dividends on common stock	(347)	(692)
Net cash (used in) provided by financing activities	$(21,888)	$40,763

(Decrease) increase in cash and and cash equivalents	(3,427)	24,381

Cash and Cash Equivalents
Beginning	64,724	43,210

Ending	$61,297	$67,591

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,667	$3,543
Income taxes	$-	$-

Supplemental Disclosure of Noncash Transactions
Unrealized gain on securities available for sale	$745	$1,168
Change in market value of interest rate swap	$60	$-
Transfer of loans to other real estate owned	$407	$87
Loans originated from sale of other real estate owned	$533	$-

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

Note 1.                                General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2011 and December 31, 2010, the results of operations for the three months ended March 31, 2011 and 2010, and, changes in shareholders’ equity and cash flows for the three months ended March 31, 2011 and 2010, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued.  Management has concluded there were no additional material subsequent events to be disclosed at this time.

Note 2.                                Stock–Based Compensation Plan

As of March 31, 2011, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan.  Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company.  The Company may grant awards with respect to up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

  The Company recognized $47,000 for stock-based compensation expenses for the three months ended March 31, 2011.

The following table summarizes stock options awarded under the 2006 Equity Compensation Plan and remaining unexercised options under the 1997 Stock Incentive Plan at the end of the reporting period.

March 31, 2011
Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding at beginning of year	165,915	$20.18
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding at end of period	165,915	$20.18	$--

As of the end of the reporting period, 132,958 options were vested and exercisable representing 100,000 shares issued under the original 1997 plan and 32,958 vested options under the 2006 Plan.  At March 31, 2011 the weighted average exercise price of these stock options was greater than the aggregate market price.  The weighted average remaining contractual term for options outstanding and exercisable at March 31, 2011 was 3.2 years.  As of March 31, 2011 there was $59,000 of total unrecognized compensation expense related to stock option awards under the 2006 Equity Compensation Plan.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

	March 31, 2011
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning of year	38,580	$15.13
Granted	--	--
Vested	(2,628)	(13.92)
Forfeited	--	--
Non-vested at end of period	35,952	$15.22	$554,380

The weighted average remaining contractual term for non-vested restricted stock at March 31, 2011 was 1.47 years.  As of March 31, 2011, there was $532,000 of total unrecognized compensation expense related to the non-vested restricted stock awards under the 2006 Equity Compensation Plan.

Note 3.                                Securities

Amortized costs and fair values of securities available for sale at March 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale
U.S. government agencies	$5,759	$19	$(105)	$5,673
Obligations of states and
political subdivisions	61,163	407	(1,999)	59,571
Mortgage-backed securities:
Agency	162,873	1,629	(310)	164,192
Non-agency	19,280	89	(206)	19,163
Corporate stock	68	-	(22)	46
Corporate securities	9,611	20	(107)	9,524
Trust-preferred securities	521	-	(278)	243
Total	$259,275	$2,164	$(3,027)	$258,412

Amortized costs and fair values of securities available for sale at December 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale
U.S. government agencies	$4,699	$17	$(67)	$4,649
Obligations of states and
political subdivisions	61,187	174	(2,221)	59,140
Mortgage-backed securities:
Agency	150,952	1,722	(370)	152,304
Non-agency	26,168	150	(237)	26,081
Corporate stock	39	-	(26)	13
Corporate securities	9,609	7	(84)	9,532
Trust-preferred securities	998	-	(675)	323
Total	$253,652	$2,070	$(3,680)	$252,042

The amortized cost and fair value of securities available for sale as of March 31, 2011, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	March 31, 2011
	Amortized	Fair
	Cost	Value

	(In Thousands)
Due in one year or less	$564	$568
Due after one year through
five years	10,528	10,392
Due after five years through
ten years	37,025	36,161
Due after ten years	28,416	27,647
Mortgage-backed securities	182,153	183,355
Corporate Stock	68	46
Trust Preferred	521	243
Total	$259,275	$258,412

Proceeds from the sale of securities during the quarter ended March 31, 2011 were $9,412,000 and net gains of $35,000 were realized on those sales.  Additionally, $1,000 in losses was recognized for impaired securities during the quarter.  The tax expense applicable to the net realized gains of $34,000 amounted to $12,000.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $110,067,000 at March 31, 2011.

At March 31, 2011, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agencies	$3,308	$(105)	$-	$-	$3,308	$(105)
Obligations of states and
political subdivisions	33,070	(1,691)	4,298	(308)	37,368	(1,999)
Mortgage backed securities:
Agency	48,007	(310)	-	-	48,007	(310)
Non-agency	12,475	(206)	-	-	12,475	(206)
Corporate preferred stock	-	-	16	(22)	16	(22)
Corporate securities	6,363	(107)	-	-	6,363	(107)
Trust-preferred securities	-	-	243	(278)	243	(278)

Total	$103,223	$(2,419)	$4,557	$(608)	$107,780	$(3,027)

At December 31, 2010, investments in an unrealized loss position that were temporarily impaired are as follows:

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agencies	$3,408	$(67)	$-	$-	$3,408	$(67)
Obligations of states and
political subdivisions	40,579	(1,876)	4,266	(345)	44,845	(2,221)
Mortgage backed securities:
Agency	50,338	(370)	-	-	50,338	(370)
Non-agency	18,341	(237)	-	-	18,341	(237)
Corporate preferred stock	-	-	12	(26)	12	(26)
Corporate securities	9,385	(84)	-	-	9,385	(84)
Trust-preferred securities	-	-	323	(675)	323	(675)

Total	$122,051	$(2,634)	$4,601	$(1,046)	$126,652	$(3,680)

A total of 97 securities have been identified by the Company as temporarily impaired at March 31, 2011.  Of the 97 securities, 94 are investment grade and 3 are speculative grade.  Agency, non-agency mortgage-backed securities, and municipal securities make up the majority of temporarily impaired securities at March 31, 2011.  The speculative grade securities are asset backed securities that are collateralized by trust preferred issuances of financial institutions.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales are anticipated or required as of March 31, 2011.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

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

The Company reviewed the list of issuers underlying each trust preferred security as of March 31, 2011, and ranked each bank in order of expectations for future defaults and deferrals. We reviewed data on each bank such as earnings, capital ratios, credit metrics and loan loss reserves. We then assigned a default rate to each ranking, then the default rates were applied to each bank that was performing as of the reporting date.  Finally, we summed the defaults and divided by the total remaining performing collateral in each pool. For Trust Preferred IV, the default rate was 50 basis points, for Trust Preferred V, the default rate was 0 basis points, and for Trust Preferred XXII, the default rate was 75.  MM Community Funding Class B was sold during the period and is not presented in the tables below.

In connection with the preparation of the financial statements included in this Form 10-Q and using the evaluation procedures described above, the Company identified three securities with other-than-temporary impairment within its portfolio.  During the three months ended March 31, 2011, the Company recognized credit related impairment losses of $1,000 compared to $151,000 for the three months ended March 31, 2010 related to these securities.  Additionally, two securities previously recognized as other than temporarily impaired were sold during the quarter ended March 31, 2011.  These securities had a cumulative other-than-temporary impairment related to credit loss of $1.5 million.  An additional $16,000 loss was recognized in earnings upon sale of these two securities.

The following table provides further information on the Company’s trust preferred securities that are considered other-than-temporarily impaired as of March 31, 2011 (in thousands):

						Cumulative	Amount
		Current				Other	of OTTI	(1)	(2)		Expected
		Moody's	Par	Book	Fair	Comprehensive	Related to	Excess	Inst.	Deferrals/	Default	Expected	Lag
Security	Class	Rating	Value	Value	Value	Loss	Credit Loss	Subord.	Perf.	Defaults	Rate	Recovery	Years
MM Community Funding LTD	A	B1	$208	$208	$167	$41	$-	126.56%	7	25.32%	1.50%	15%	2
Trust Preferred XXII	D	C	1,979	-	-	-	1,979	-38.26%	62	31.70%	0.75%	15%	2
Trust Preferred V	Mez	Caa3	304	69	-	69	367	-768.50%	-	100.00%	0.00%	15%	2
			$2,491	$277	$167	$110	$2,346

(1) Excess subordination. See explanation in text below tables.
(2) Number of institutions in class performing.

The Company also has the following investment in a trust preferred security not considered other than-temporarily impaired as of March 31, 2011 (in thousands):

						Cumulative
		Current				Other		(1)		Expected
	Tranche	Moody's	Par	Book	Fair	Comprehensive	Institutions	Excess	Deferrals/	Default	Expected	Lag
Security	Level	Rating	Value	Value	Value	Loss	Performing	Subord.	Defaults	Rate	Recovery	Years
Trust Preferred IV	Mez	Ca	$244	$244	$76	$168	4	19.35%	27.10%	0.50%	15%	2

			$244	$244	$76	$168

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

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

OTTI Credit Losses Recognized in Earnings
Rollforward

Amount recognized through December 31, 2010	$3,871
Additions related to intial impairments	-
Additions related to subsequent impairments	1
Deductions for bonds sold during period (1)	(1,526)

Net impairment losses recognized in earnings through March 31, 2011	$2,346

(1)	Two securities were sold during March, 2011 with a combined cumulative OTTI related to credit loss of $1,526,000. An additional $16,000 was recognized in earnings upon sale of these bonds.

At March 31, 2011, the Company concluded that no other adverse change in cash flows occurred during the quarter and did not consider any other securities other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell these securities and it is  more likely than not the Company will not be required to sell these securities before recovery of amortized cost basis, which may be at maturity; and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other than temporarily impaired at March 31, 2011.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future.

Note 4.                                Loan Portfolio

The Company segregates its loan portfolio into three primary loan segments:  Real Estate Loans, Commercial Loans, and Consumer Loans.  Real estate loans are further segregated into the following classes: construction loans, loans secured by farmland, loans secured by 1-4 family residential real estate, and other real estate loans.  Other real estate loans include commercial real estate loans.  The consolidated loan portfolio was composed of the following on the dates indicated:

	March 31, 2011		December 31, 2010
	Outstanding	Percent of	Outstanding	Percent of
	Balance	Total Portfolio	Balance	Total Portfolio
	(In Thousands)		(In Thousands)
Real estate loans:
Construction	$59,711	9.0%	$68,110	10.3%
Secured by farmland	11,516	1.7	11,532	1.7
Secured by 1-4 family residential	239,648	36.2	242,620	36.8
Other real estate loans	275,733	41.7	268,262	40.7
Commercial loans	63,913	9.6	56,385	8.6
Consumer loans	12,039	1.8	12,403	1.9
	662,560	100.0%	659,312	100.0%
Less allowance for loan losses	14,575		14,967

Net loans	$647,985		$644,345

Loans presented in the table above exclude loans held for sale.  The Company had $34.4 and $59.4 million in mortgages held for sale at March 31, 2011 and December 31, 2010, respectively.

The following table presents a contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2011 and December 31, 2010.

	March 31, 2011 (In thousands)
	30-59 Days	60-89 Days	90 Days	Total Past		Total
	Past Due	Past Due	Or Greater	Due	Current	Loans
Real estate loans:
Construction	$7,636	$-	$1,856	$9,492	$50,219	$59,711
Secured by farmland	-	-	-	-	11,516	11,516
Secured by 1-4 family residential	3,465	65	10,693	14,223	225,425	239,648
Other real estate loans	2,421	682	6,216	9,319	266,414	275,733
Commercial loans	237	-	1,959	2,196	61,717	63,913
Consumer loans	21	-	-	21	12,018	12,039
	-	-	-	-	-	-
Total	$13,780	$747	$20,724	$35,251	$627,309	$662,560

	December 31, 2010 (In thousands)
	30-59 Days	60-89 Days	90 Days	Total Past		Total
	Past Due	Past Due	Or Greater	Due	Current	Loans
Real estate loans:
Construction	$83	$7,423	$1,791	$9,297	$58,813	$68,110
Secured by farmland	-	-	-	-	11,532	11,532
Secured by 1-4 family residential	2,938	-	7,729	10,667	231,953	242,620
Other real estate loans	4,438	3,887	1,385	9,710	258,552	268,262
Commercial loans	1,801	28	243	2,072	54,313	56,385
Consumer loans	22	41	242	305	12,098	12,403
	-	-	-	-	-	-
Total	$9,282	$11,379	$11,390	$32,051	$627,261	$659,312

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		Past due 90		Past due 90
		days or more		days or more
	Nonaccrual	and still accruing	Nonaccrual	and still accruing
	(In Thousands)
Real estate loans:
Construction	$8,247	$77	$8,871	$-
Secured by farmland	-	-	-	-
Secured by 1-4 family residential	10,585	4,878	10,817	676
Other real estate loans	6,856	1,629	7,509	218
Commercial loans	1,950	9	1,950	12
Consumer loans	-	-	239	3

Total	$27,638	$6,593	$29,386	$909

If interest on nonaccrual loans had been accrued, such income would have approximated $432,000 and $365,000 for the quarters ended March 31, 2011 and March 31, 2010 respectively.

The Company utilizes an internal asset classification system as a means of measuring and monitoring credit risk in the loan portfolio.  Under the Company’s classification system, problem and potential problem loans are classified as “Special Mention”, “Substandard”, “Doubtful” and “Loss”.

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

Loss: Loans are classified as loss when they are deemed uncollectable and are charged off immediately.

The following tables present a summary of loan classifications by class of loan as of March 31, 2011 and December 31, 2010:

	March 31, 2011 (In thousands)
		Real Estate	Real Estate
	Real Estate	Secured by	Secured by 1-4	Other Real
	Construction	Farmland	Family Residential	Estate Loans	Commercial	Consumer	Total

Pass	$32,108	$10,058	209,625	$241,831	$56,586	$11,961	$562,169
Special Mention	6,927	1,458	14,609	20,293	4,877	67	48,231
Substandard	20,629	-	13,496	13,609	2,450	11	50,195
Doubtful	47	-	1,918	-	-	-	1,965
Loss	-	-	-	-	-	-	-
Ending Balance	$59,711	$11,516	239,648	$275,733	$63,913	$12,039	$662,560

	December 31, 2010 (In thousands)
		Real Estate	Real Estate
	Real Estate	Secured by	Secured by 1-4	Other Real
	Construction	Farmland	Family Residential	Estate Loans	Commercial	Consumer	Total

Pass	$31,744	$10,070	212,531	$244,982	$50,660	$12,016	$562,003
Special Mention	15,580	1,462	14,810	13,067	3,394	92	48,405
Substandard	20,561	-	14,616	9,939	2,331	295	47,742
Doubtful	225	-	663	274	-	-	1,162
Loss	-	-	-	-	-	-	-
Ending Balance	$68,110	$11,532	242,620	$268,262	$56,385	$12,403	$659,312

The following table presents loans individually evaluated for impairment by class of loans as of and for the quarter ended March 31, 2011:

	March 31, 2011 (In thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate loans:
Construction	$2,346	$2,376	$-	$2,767	$-
Secured by farmland	-	-	-	-
Secured by 1-4 family residential	6,062	6,846	-	6,111	-
Other real estate loans	1,278	1,278	-	1,220	-
Commercial loans	1,721	1,721	-	1,721	-
Consumer loans	-	-	-	-	-

Total with no related allowance	11,407	12,221	-	11,819	-

With an allowance recorded:
Real estate loans:
Construction	5,556	6,137	2,031	5,620	-
Secured by farmland	-	-	-	-
Secured by 1-4 family residential	4,523	5,666	1,040	4,542	-
Other real estate loans	5,361	5,404	1,091	5,455	-
Commercial loans	229	250	210	229	-
Consumer loans	-	-	-	-	-

Total with a related allowance	15,669	17,457	4,372	15,846	-

Total	$27,076	$29,678	$4,372	$27,665	$-

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2010:

	December 31, 2010 (In thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate loans:
Construction	$3,415	$3,415	$-	$3,470	$4
Secured by farmland	-	-	-	-
Secured by 1-4 family residential	5,450	6,281	-	5,992	-
Other real estate loans	1,303	1,303	-	1,316	-
Commercial loans	1,823	1,844	-	2,032	-
Consumer loans	-	-	-	28	-

Total with no related allowance	11,991	12,843	-	12,838	4

With an allowance recorded:
Real estate loans:
Construction	5,755	6,366	1,876	6,108	-
Secured by farmland	-	-	-	-
Secured by 1-4 family residential	5,422	6,518	1,099	6,076	-
Other real estate loans	7,056	7,201	2,010	7,235	48
Commercial loans	127	127	108	128	-
Consumer loans	239	239	239	240	-

Total with a related allowance	18,599	20,452	5,332	19,787	48

Total	$30,590	$33,295	$5,332	$32,625	$52

The “Recorded Investment” amounts in the tables above represent the outstanding principal balance on each loan represented in the tables plus any accrued interest receivable on such loans.  The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the tables plus any amounts that have been charged off on each loan.

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDR’s”) that were classified as impaired.  The total balance of TDR’s at March 31, 2011 was $9.5 million of which $8.2 million were included in the Company’s non-accrual loan totals at that date and $1.3 million represented loans performing as agreed to the restructured terms. This compares with $4.5 million in total restructured loans at December 31, 2010, an increase of $5.0 million or 111.1%.  The amount of the valuation allowance related to total TDR’s was $1.4 million and $532,000 as of March 31, 2011 and December 31, 2010 respectively.

The $8.2 million in nonaccrual TDR’s as of March 31, 2011 is comprised of $1.5 million in real estate construction loans, $1.6 million in 1-4 family real estate loans, and $5.1 million in non-residential real estate loans.  The $1.3 million in TDR’s which were performing as agreed under restructured terms as of March 31, 2011 is comprised of $291,000 in real estate construction loans, $113,000 in 1-4 family real estate loans, and $850,000 in other real estate loans.  All loans classified as TDR’s are considered to be impaired as of March 31, 2011.

Note 5.                                Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan class and based on impairment evaluation method as of March 31, 2011 and December 31, 2010.  A rollforward of the changes in the allowance for loan losses balance by class of loan is also presented for the period ended March 31, 2011.

	March 31, 2011 (In thousands)
		Real Estate	Real Estate
	Real Estate	Secured by	Secured by 1-4	Other Real
	Construction	Farmland	Family Residential	Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2010	$4,684	$107	$3,965	$4,771	$1,055	$385	$14,967
Chargeoffs	-	-	(541)	(23)	(82)	(288)	(934)
Recoveries	44	-	11	4	18	11	88
Provision	24	3	365	(525)	574	14	454
Balance at March 31, 2011	$4,752	$110	$3,800	$4,227	$1,565	$122	$14,575

Ending allowance balance:
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$2,031	$-	$1,040	$1,091	$210	$-	$4,371

Collectively evaluated for impairment	2,721	110	2,760	3,136	1,355	122	10,204

Total ending allowance balance	$4,752	$110	$3,800	$4,227	$1,565	$122	$14,575

Ending loan balances:

Individually evaluated for impairment	$7,902	$-	$10,585	$6,639	$1,950	$-	$27,076

Collectively evaluated for impairment	51,809	11,516	229,063	269,094	61,963	12,039	635,484

Total ending loans balance	$59,711	$11,516	$239,648	$275,733	$63,913	$12,039	$662,560

	December 31, 2010 (In thousands)
		Real Estate	Real Estate
	Real Estate	Secured by	Secured by 1-4	Other Real
	Construction	Farmland	Family Residential	Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$1,876	$-	$1,099	$2,010	$108	$239	$5,332

Collectively evaluated for impairment	2,808	107	2,866	2,761	947	146	9,635

Total ending allowance balance	$4,684	$107	$3,965	$4,771	$1,055	$385	$14,967

Loans:

Individually evaluated for impairment	$9,170	$-	$10,872	$8,359	$1,950	$239	$30,590

Collectively evaluated for impairment	58,940	11,532	231,748	259,903	54,435	12,164	628,722

Total ending loans balance	$68,110	$11,532	$242,620	$268,262	$56,385	$12,403	$659,312

Changes in the allowance for loan losses for the year ended December 31, 2010 is  summarized as follows:

Year
Ended
December 31, 2010

Balance, beginning of year	$9,185

Provision for loan losses	12,005

Southern Trust Mortgage consolidation	-

Charge-offs:

Real estate loans:
Construction	1,226
Secured by 1-4 family residential	3,256
Other real estate loans	460
Commercial loans	942
Consumer loans	500
Total charge-offs	$6,384

Recoveries:

Real estate loans:
Construction	$-
Secured by 1-4 family residential	37
Other real estate loans	4
Commercial loans	68
Consumer loans	52
Total recoveries	$161

Net charge-offs	6,223

Balance, end of period	$14,967

Ratio of allowance for loan losses
to portfolio loans outstanding at end of period	2.27%

Note 6.                      Earnings Per Share

The following table shows the weighted average number of common shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	Three months ended
	March 31, 2011		March 31, 2010
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings per share	6,940,154	$0.18	6,909,293	$0.12
Effect of dilutive securities:
stock options and grants	3,035		2,880
Diluted earnings per share	6,943,189	$0.18	6,912,173	$0.12

At March 31, 2011 and 2010, stock options, restricted grants and warrants representing 210,652 and 275,809 shares, respectively, were not included in the calculation of earnings per share because they would have been anti-dilutive.

Note 7.                                Segment Reporting

The Company operates in a decentralized fashion in three principal business activities: retail banking services; wealth management services; and mortgage banking services.  Revenue from retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.

Revenue from the wealth management activities is comprised of fees based upon the market value of the accounts under administration as well as commission on investment transactions.  The wealth management services are conducted by Middleburg Trust Company and the investment services department of Middleburg Bank.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process.  The Company recognizes gains on the sale of loans as part of other income.  The mortgage banking services are conducted by Southern Trust Mortgage, LLC.

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pay Middleburg Trust Company a monthly fee.  Middleburg Bank also pays interest to Middleburg Trust Company and Southern Trust Mortgage on deposit accounts that each company has at Middleburg Bank.  Southern Trust Mortgage has an outstanding line of credit and a participation agreement for which it pays interest to Middleburg Bank.  Middleburg Bank provides office space and data processing services to Southern Trust Mortgage for which it receives rental and fee income.  Transactions related to these relationships are eliminated to reach consolidated totals.

The following table presents segment information for the three months ended March 31, 2011 and 2010, respectively.

	For the Three Months Ended					For the Three Months Ended
	March 31, 2011					March 31, 2010

	Retail	Wealth	Mortgage	Intercompany		Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$11,313	$3	$691	$(249)	$11,758	$11,587	$2	$775	$(232)	$12,132
Trust and investment advisory
fee income	-	895		(28)	867	-	839		(24)	815
Other income	936	-	3,101	(1)	4,036	1,216	-	3,041	-	4,257
Total operating income	12,249	898	3,792	(278)	16,661	12,803	841	3,816	(256)	17,204

Expenses:
Interest expense	2,661	-	311	$(249)	2,723	3,594	-	314	$(232)	3,676
Salaries and employee benefits	3,661	609	3,046	-	7,316	3,113	736	3,075	-	6,924
Provision for loan losses	454	-	-		454	949	-	(20)		929
Other	3,613	297	973	(29)	4,854	3,794	229	1,020	(24)	5,019
Total operating expenses	10,389	906	4,330	(278)	15,347	11,450	965	4,389	(256)	16,548

Income before income taxes
and non-controlling interest	1,860	(9)	(537)	-	1,314	1,353	(124)	(573)	-	656
Income tax expense	322	(5)	-	-	317	114	(27)	-	-	87
Net Income	1,537	(4)	(537)	-	997	1,239	(97)	(573)	-	569
Non-controlling interest in
consolidated subsidiary			(230)		(230)			(245)		(245)
Net income attributable to
Middleburg Financial Corporation	$1,537	$(4)	$(307)	$-	$1,227	$1,239	$(97)	$(573)	$245	$814

Total assets	$1,071,689	$11,981	$44,718	$(44,099)	$1,084,289	$1,007,918	$15,829	$52,737	$(57,857)	$1,018,627
Capital expenditures	$250	$3	$-		$253	$103	$1	$5		$109
Goodwill and other intangibles	$-	$4,449	$1,868	$-	$6,317	$-	$4,621	$1,868	$-	$6,489

Note 8.                                Defined Benefit Pension Plan

The Company has a noncontributory, defined benefit pension plan covering substantially all full-time employees of Middleburg Bank and Middleburg Trust Company.  The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.  Benefit accruals and eligibility were frozen as of September 30, 2009. This had the effect of reducing the Projected Benefit Obligation by an estimated $1,577,000, which was recorded as a curtailment gain in 2009.

The defined benefit pension plan has been amended to be terminated and the amendment will be been submitted to the Internal Revenue Service and the Pension Benefit Guarantee Corporation for approval.  Although an application for termination approval is in process, the date of possible Internal Revenue Service approval is unknown and there can be no assurance that the plan will be terminated during 2011.

The table below reflects the components of the Net Periodic Benefit Cost related to the Company’s defined benefit pension plan.

	Three months ended March 31,
	2011	2010
	(In Thousands)

Interest cost	$46	$80
Expected return on plan assets	(15)	(97)
Amortization of unrecognized net actuarial loss	305	--
Net periodic benefit cost (income)	$336	$(17)

Note 9.                                Capital Purchase Program

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

The Company adopted ASC 820, Fair Value Measurements, on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

Measured on recurring basis

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	March 31, 2011 (In thousands)
	Total	Level I	Level II	Level III

Assets:
U.S. government agency
securities	$5,673	$-	$5,673	$-
Obligations of states and
political subdivision	59,571	-	59,571	-
Mortgage-backed securities:
Agency	164,192	-	164,192	-
Non-agency	19,163	-	19,163	-
Corporate preferred stock	46	-	46	-
Corporate bonds	9,524	-	9,524	-
Trust preferred securities	243	-	243	-
Derivative financial instruments	372	-	372	-

	December 31, 2010 (In thousands)
	Total	Level I	Level II	Level III

Assets:
U.S. government agency
securities	$4,649	$-	$4,649	$-
Obligations of states and
political subdivision	59,140	-	59,140	-
Mortgage-backed securities:
Agency	152,304	-	152,304	-
Non-agency	26,081	-	26,081	-
Corporate preferred stock	13	-	13	-
Corporate bonds	9,532	-	9,532	-
Trust preferred securities	323	-	323	-
Derivative financial instruments	312	-	312	-

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the three months ended March 31, 2011.  Additionally, there were no changes in unrealized gains and losses recorded in earnings for the quarters ended March 31, 2011 or December 31, 2010 for Level III assets that were still held at March 31, 2011 and December 31, 2010.

Measured on nonrecurring basis

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2011.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Fair value is measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level II).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level III. As of March 31, 2011, one loan with a net balance of $345,000 was categorized as a Level III valuation due to the date of the last appraisal.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level III).  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010:

	March 31, 2011 (In thousands)
	Total	Level I	Level II	Level III

Assets:
Loans held for sale	$34,407	$-	$34,407	$-
Impaired loans	11,297	-	10,952	345

	December 31, 2010 (In thousands)
Description	Total	Level I	Level II	Level III

Assets:
Loans held for sale	$59,361	$-	$59,361	$-
Impaired loans	13,267	-	12,528	739

Other Real Estate Owned

The value of other real estate owned (“OREO”) is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser independent of the Company using observable market data (Level II).  For other real estate owned properties, the Company’s policy is to obtain “as-is” appraisals on an annual basis as opposed to “as-completed” appraisals.  This approach provides current values without regard to completion of any construction or renovation that may be in process on OREO properties.  Accordingly, the Company considers the valuations to be Level II valuations even though some properties may be in process of renovation or construction.  As of March 31, 2011, the Company had 2 OREO properties considered to be in construction with a carrying value of approximately $1.4 million.

For the purpose OREO valuations, appraisals are discounted 10% for selling and holding costs and it is the policy of the Company to obtain annual appraisals for properties held in OREO.

Any fair value adjustments are recorded in the period incurred as loss on other real estate owned on the consolidated statements of operations.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

	March 31, 2011 (In thousands)
	Total	Level I	Level II	Level III

Assets:
Other real estate owned	$7,825	$-	$7,825	$-

	December 31, 2010 (In thousands)
Description	Total	Level I	Level II	Level III

Assets:
Other real estate owned	$8,394	$-	$8,394	$-

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2011 and December 31, 2010, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the table below.

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows as of the indicated dates:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$61,297	$61,297	$64,724	$64,724
Securities	258,412	258,412	252,042	252,042
Loans	682,392	700,809	703,706	723,629
Accrued interest receivable	3,534	3,534	3,655	3,655
Interest rate swap	372	372	312	312

Financial liabilities:
Deposits	$865,455	$836,559	$890,306	$869,606
Securities sold under agreements
to repurchase	27,963	27,963	25,562	25,562
Short-term debt	4,244	4,244	13,320	13,320
Long-term debt	72,912	73,223	62,912	63,512
Trust preferred capital notes	5,155	5,177	5,155	5,167
Accrued interest payable	823	823	879	879

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

Note 11.                      Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

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

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114.  This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series.  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 is March 28, 2011.   The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at March 31, 2011 and results of operations of the Company for the three months ended March 31, 2011 and 2010 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2010 Form 10-K.  It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc., and a majority owned subsidiary, Southern Trust Mortgage, LLC.  Middleburg Bank is a community bank serving the Virginia counties of Loudoun, Fairfax, Fauquier and western Prince William as well as the town of Williamsburg, Virginia.  The Bank operates seven financial service centers and two limited service facilities. Middleburg Investment Group is a non-bank holding company that was formed in the fourth quarter of 2005.  It has one wholly-owned subsidiary, Middleburg Trust Company which is headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities.  Southern Trust Mortgage is a regional mortgage company headquartered in Virginia Beach, Virginia and maintains offices in Virginia, Maryland, Georgia, North Carolina and South Carolina.

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

Annualized return on total average assets for the three months ended March 31, 2011 was 0.46%, compared to 0.33% for the same period in 2010.  Annualized return on total average equity of Middleburg Financial Corporation, which excludes the non-controlling interest in Southern Trust Mortgage, for the three months ended March 31, 2011, was 5.11%, compared to 3.25% for the same period in 2010.    As a result of the evaluation of the adequacy of the reserve for loan losses, the Company decreased its reserve for loan losses by $392,000, during the three months ended March 31, 2011.  The provision for loan losses was $454,000 for the three months ended March 31, 2011.

Net income for the three months ended March 31, 2011 was $1.2 million compared to net income of $1.6 million for the three months ended December 31, 2010. Total interest income decreased by $330,000 or 3.0%, for the three months ended March 31, 2011, when compared to the period ended December 31, 2010.  Interest and fees on loans decreased 2.0% for the three months ended March 31, 2011 to $9.7 million, compared to $9.9 million for the period ended December 31, 2010.  Total interest expense was $2.7 million for the three months ended March 31, 2011, compared to $3.1 million for the three months ended December 31, 2010, a decrease of 13.0%. Interest expense on deposits for the three months ended March 31, 2011 was $2.3 million compared to $2.6 million for the period ended December 31, 2010. Other income was $4.9 million for the three months ended March 31, 2011, compared to $8.0 million when compared to the period ended December 31, 2010, a decrease of 38.7%.  Total other expense was $12.2 million for the three months ended March 31, 2011 compared to $14.1 million for the period ended December 31, 2010, a decrease of 13.5%.

Net income for the three months ended March 31, 2011 increased to $1.2 million from income of $814,000 for the same period in 2010.  Total interest income decreased by $374,000 or 3.1%, for the three months ended March 31, 2011, when compared to the same period in 2010.  Interest and fees on loans decreased 6.8% for the three months ended March 31, 2011 to $9.7 million, compared to $10.4 million for the same period in 2010.  Total interest expense decreased $953,000 or 26.0%, for the three months ended March 31, 2011, when compared to the same period in 2010.  Other income decreased by $169,000 or 3.3% for the three months ended March 31, 2011, when compared to the same period in 2010.  Total other expense increased by $227,000 or 2.0% for the three months ended March 31, 2011 compared to the same period in 2010.  Net charge-offs against the reserves for loan losses were $846,000 during the three months ended March 31, 2011 and the provision for loan losses was $454,000.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new implementing rules and regulations throughout 2011 and beyond.  While not determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that will be promulgated thereunder could significantly affect our operations, increase our operating costs and divert management resources.  Other than the potential impact of this legislation, the Company is not aware of any current recommendations by any regulatory authorities that, if implemented, would have a material effect on the registrant’s liquidity, capital resources or results of operations.

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

Intangibles and Goodwill

The Company had approximately $6.3 million in intangible assets and goodwill at March 31, 2011, a decrease of $43,000 or 0.7% since December 31, 2010.  On April 1, 2002, the Company acquired Middleburg Investment Advisors for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  On January 3, 2011, Middleburg Investment Advisors was consolidated into Middleburg Trust Company and ceased operating as an independent entity.  The goodwill and intangible assets of the former Middleburg Investment Advisors are now reflected in the records of Middleburg Trust Company.  Approximately $1.0 million of the $6.3 million in intangible assets and goodwill at March 31, 2011 was attributable directly to the Company’s investment in Middleburg Trust Company.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

As of March 31, 2011, the Company recognized two consolidated subsidiaries as reporting units for the purpose of goodwill evaluation and reporting:  Southern Trust Mortgage (“STM”) and Middleburg Investment Group (“MIG”).   MIG is the parent company of Middleburg Trust Company and the former Middleburg Investment Advisors.  The following table shows the allocation of goodwill between the two reporting units and the percentage by which the fair value of each reporting unit as of September 30, 2010 (the most recent fair value evaluation date) exceeded the carrying value as of that date:

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
Estimated fair values are as of September 30, 2010. Management does not believe the estimated fair values have changed significantly from September 30, 2010 to March 31, 2011.
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

Other-Than-Temporary Impairment (OTTI)

Approximately $1,000 in losses related to other-than-temporary impairment on trust-preferred securities was recognized for the three months ended March 31, 2011. At March 31, 2011, the Company had $521,000 in trust-preferred securities in its portfolio.

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

The Company may need to recognize additional other-than-temporary impairments related to trust preferred securities during the remainder of 2011.  We evaluate default assumptions and cash flow projections in relation to the credit performance of the collateral that underlies the trust preferred securities.  Should additional deferrals/defaults occur on the collateral, projected cash flows from the collateral could be reduced which could result in additional other-than-temporary impairments in 2011.

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company were at $1.1 billion at March 31, 2011, a decrease of $20.3 million or 1.8% compared to total assets at December 31, 2010.  Total average assets increased 8.8% from $988.9 million for the three months ended March 31, 2010 to $1.08 billion for the same period in 2011.  Total liabilities were $983.1 million at March 31, 2011, compared to $1.0 billion at December 31, 2010.  Total average liabilities increased $90.9 million or 10.3% to $975.5 million for the three months ended March 31, 2011, compared to the same period in 2010.  Average shareholders’ equity decreased 4.0% or $4.1 million over the same periods.

Loans

Total loans, including loans held for sale at March 31, 2011 decreased $21.7 million to $697.0 million from the December 31, 2010 amount of $718.7 million.  Loans held for sale decreased to $34.4 million at March 31, 2011, compared to $59.4 million at December 31, 2010, a decrease of 42.0% during the period.  The primary reason for the decrease in loans held for sale was a decline in mortgage originations during the first quarter of 2011 compared to the previous quarter. Southern Trust Mortgage originated $136.4 million in loans for the three months ended March 31, 2011, compared to $149.0 million for the three months ended March 31, 2010.  The Company experienced a decrease in real estate construction loans, which were $59.7 million at March 31, 2011, compared to $68.1 million at December 31, 2010.  Real estate mortgage loans of $515.4 million at March 31, 2011 increased from the December 31, 2010 amount of $510.9 million.  Commercial loans, which are primarily loans to businesses, increased to $63.9 million at March 31, 2011, compared to $56.4 at December 31, 2010.  Southern Trust Mortgage has a $5.0 million line of credit and a $50.0 million participation agreement with Middleburg Bank.  The line of credit and the participation amounts are eliminated in the consolidation process and are not reflected in the Company’s consolidated financial statements.  Net charge-offs were $846,000 for the three months ended March 31, 2011.  The provision for loan losses for the three months ended March 31,

2011 was $454,000 compared to $929,000 for the same period in 2010.  The allowance for loan losses at March 31, 2011 was $14.6 million or 2.2% of total loans outstanding, excluding loans held for sale, compared to $15.0 million or 2.3% at December 31, 2010.

The following table presents information on the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets
Middleburg Financial Corporation

	March 31,		December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Nonperforming assets:
Nonaccrual loans	$27,638	$29,386	$8,606	$6,890	$6,635
Restructured loans (1)	1,254	1,254	2,096	-	-
Accruing loans greater than
90 days past due	6,593	909	908	1,117	30

Total nonperforming loans	$35,485	$31,549	$11,610	$8,007	$6,665

Foreclosed property	7,825	8,394	6,511	7,597	-

Total Nonperforming assets	$43,310	$39,943	$18,121	$15,604	$6,665

Allowance for loan losses	$14,575	$14,967	$9,185	$10,020	$7,093

Nonperforming loans to
period end portfolio loans	5.36%	4.79%	1.80%	1.19%	1.03%

Allowance for loan losses
to nonperforming loans	41%	47%	79%	125%	106%

Nonperforming assets to
period end assets	3.99%	3.62%	1.86%	1.58%	0.79%

(1) Amount reflects restructured loans that are not included in nonaccrual loans.

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

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each period presented:

Allowance for Loan Losses

	Three Months	Year
	Ended	Ended
	March 31,2011	December 31, 2010

Balance, beginning of year	$14,967	$9,185

Provision for loan losses	454	12,005

Charge-offs:

Real estate loans:
Construction	$-	$1,226
Secured by 1-4 family residential	541	3,256
Other real estate loans	23	460
Commercial loans	82	942
Consumer loans	288	500
Total charge-offs	$934	$6,384

Recoveries:

Real estate loans:
Construction	$44	$-
Secured by 1-4 family residential	11	37
Other real estate loans	4	4
Commercial loans	18	68
Consumer loans	11	52
Total recoveries	$88	$161

Net charge-offs	846	6,223

Balance, end of period	$14,575	$14,967

Ratio of allowance for loan losses
to portfolio loans outstanding at end of period	2.20%	2.27%

Ratio of net charge offs to average

The following table shows the balance of the allowance for loan losses allocated to each major loan type and the percent of loans in each category to total loans as of March 31, 2011 and December 31, 2010:

Allocation of Allowance for Loan Losses

		Percent of loans		Percent of loans
	March 31,	in each category	December 31,	in each category
	2011	to total loans	2010	to total loans
Commercial, financial and agricultural	$1,675	11.38%	$1,162	5.40%
Real estate construction	4,752	9.01%	4,684	16.80%
Real estate mortgage	8,027	77.79%	8,736	74.54%
Consumer loans	122	1.82%	385	3.26%
Totals	$14,575	100.00%	$14,967	100.00%

Non-performing Loans

Non-performing loans increased by $3.9 million in the first quarter to $35.5 million, largely as the result of two credit relationships totaling $6.1 million that were 90 days and still accruing during the quarter.

1)
Credit Relationship for $4.5 million –The loan has matured and negotiations are underway with the borrower to resolve the delinquency status.  Management believes that the reserve provided for on this loan at March 31, 2011 is adequate.

2)
Credit Relationship for $1.6 million – The loan is secured with commercial real estate which is undergoing a tenant transition and is expected to be brought current in the near future.  Management believes that the loan is adequately collateralized and that no additional reserve is needed as of March 31, 2011.

Non-accrual loans were $27.6 million at the end of the first quarter compared to $29.4 million as of December 31, 2010, representing a decrease of 6.1% during the first quarter.  Approximately 50% of the decrease was due to principal reductions made by borrowers under work-out plans and the remainder of the decrease resulted from additional charge-offs taken on non-accrual loans during the quarter.

Restructured Loans

Included in the “Nonperforming Assets” table above are troubled debt restructurings (“TDR’s”) that were classified as impaired as of March 31, 2011.    The total balance of TDR’s at March 31, 2011 was $9.5 million of which $8.2 million were included in the Company’s non-accrual loan totals at that date and $1.3 million represented loans performing as agreed to the restructured terms. This compares with $4.5 million in TDR’s at December 31, 2010, an increase of $5.0 million or 111.1%.  The amount of the valuation allowance related to total TDR’s was $1.4 million and $532,000 as of March 31, 2011 and December 31, 2010 respectively.

The $8.2 million in non-accrual TDR’s as of March 31, 2011 is comprised of $1.5 million in real estate construction loans, $1.6 million in 1-4 family real estate loans, and $5.1 million in non-residential real estate loans.  The $1.3 million in TDR’s which were performing as agreed under restructured terms as of March 31, 2011 is comprised of $291,000 in real estate construction loans, $113,000 in 1-4 family real estate loans, and $850,000 in other real estate loans.  All loans classified as TDR’s are considered to be impaired as of March 31, 2011.

The Company requires six timely consecutive monthly payments before a restructured loan that has been placed on non-accrual can be returned to accrual status.  No restructured loans were charged off during the quarter ended March 31, 2011.  The Company does not utilize formal modification programs or packages when loans are considered for restructuring.  Any loan restructuring is based on the borrower’s circumstances and may include modifications to more than one of the terms and conditions of the loan.

The Company has not performed any commercial real estate or other type of loan workout whereby the existing loan would have been structured into multiple new loans.

Securities

Securities, excluding Federal Reserve and Federal Home Loan Bank stock, increased to $258.4 million at March 31, 2011 compared to $252.0 million at December 31, 2010, an increase of 2.5% during the period. The balance in interest-bearing bank balances decreased to $39.2 million as of March 31, 2011 versus $42.8 million for the same period in 2010.  The Company sold $9.4 million in securities, received proceeds of $18.8 million from maturities and principal payments, and purchased securities of $34.6 million as of March 31, 2011.  Approximately $1,000 in losses related to other-than-temporary impairments on trust-preferred securities was recognized for the three months ended March 31, 2011.  At March 31, 2011, the Company had $521,000 in trust-preferred securities in its portfolio of which $277,000 are considered other-than-temporarily impaired.

The Company will continue to maintain its securities portfolio as a source of liquidity and collateral.  At March 31, 2011, the year-to-date tax equivalent yield on the securities portfolio was 3.58%.

Premises and Equipment

Premises and equipment decreased $204,000 from $21.1 million at December 31, 2010 to $20.9 million at March 31, 2011.  The decrease is the net of the change in accumulated depreciation and additions to premises and equipment during the period.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased $43,000 to $6.3 million at March 31, 2011 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment Advisors.

Other Real Estate Owned

Other real estate owned decreased $569,000 to $7.8 million at March 31, 2011 from $8.4 million at December 31, 2010.  The change in balance is the net of real estate loans charged-off and subsequently added to other real estate owned, valuation adjustments and sales of other real estate owned properties during the period.  During the three months ended March 31, 2011, the Company received proceeds of $663,000 from the sale of other real estate owned properties and incurred a net loss of $66,000 on the sales.  Valuation adjustments to properties held in OREO were approximately $200,000 during the quarter ended March 31, 2011.

Other Assets

Other assets decreased $1.2 million to $35.6 million at March 31, 2011, when compared to December 31, 2010.  The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $15.7 million and net deferred tax assets in the amount of $9.4 million at March 31, 2011.

Deposits

Deposits decreased $24.8 million to $865.5 million at March 31, 2011 from $890.3 million at December 31, 2010.  Average deposits for the three months ended March 31, 2011 increased 6.6% or $53.4 million compared to average deposits for the three months ended December 31, 2010.  Average interest bearing demand deposits were $287.0 million for the three months ended March 31, 2011 compared to $279.7 million for the three months ended March 31, 2010.  Average interest bearing deposits were $736.7 million for the three months ended March 31, 2011 compared to $699.4 million for the three months ended March 31, 2010.

  The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank.  The overall balance of this product was $33.5 million at March 31, 2011 and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet.  Excluding the Tredegar Institutional Select product, savings and interest bearing demand deposits increased by $6.3 million from December 31, 2010 to March 31, 2011.

Time deposits decreased $28.6 million from December 31, 2010 to $294.5 million at March 31, 2011.  Time deposits include brokered certificates of deposit, which decreased $29.2 million to $93.1 million at March 31, 2011 from the December 31, 2010 amount of $122.3 million.  The brokered certificates of deposit have maturities ranging from four months to five years.  Securities sold under agreements to repurchase (“Repo Accounts”) increased $2.4 million from $25.6 million at December 31, 2010 to $28.0 million at March 31, 2011.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.  All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

Short-term Borrowings and Long-term Debt

The Company had no FHLB overnight advances at March 31, 2011 and December 31, 2010, respectively.  Southern Trust Mortgage has a line of credit with a regional bank that is primarily used to fund its loans held for sale.  At March 31, 2011, this line had an outstanding balance of $4.2 million compared to $13.3 million at December 31, 2010.  The line of credit is based on the London Inter-Bank Offered Rate (“LIBOR”).  Southern Trust Mortgage also has a $5.0 million line of credit and a $50.0 million participation agreement with Middleburg Bank.  The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.  Long-term debt increased by $10.0 million at March 31, 2011 from $62.9 million at December 31, 2010.  The increase in long-term debt was used to fund loan originations and securities purchases

Other Liabilities

Other liabilities increased by $34,000 to $7.4 million at March 31, 2011, when compared to December 31, 2010.  The other liabilities section of the balance sheet includes escrows payable in the amount of $125,000 at March 31, 2011, compared to $573,000 at December 31, 2010.

Non-controlling Interest in Consolidated Subsidiary

The Company, through Middleburg Bank owns 57.1% of the issued and outstanding membership interest units in Southern Trust Mortgage.  The remaining 42.9% of issued and outstanding membership interest units are owned by other partners.  The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.”  The non-controlling interest is reflected in total shareholders’ equity.  Southern Trust Mortgage also has preferred stock of $865,000 issued and outstanding at March 31, 2011.  The Company, through Middleburg Bank owns 70.4% of the issued and outstanding preferred stock in Southern Trust Mortgage.  The remaining 29.6% of issued and outstanding preferred stock is owned by other partners.  The preferred stock held by these other partners is reflected in other liabilities.

Capital

Total shareholders’ equity, including the non-controlling interest in Southern Trust Mortgage, was $101.2 million at March 31, 2011.  This amount represents an increase of 1.2% from the December 31, 2010 amount of $100.0 million. Middleburg Financial Corporation’s shareholders’ equity, which excludes the non-controlling interest, was $98.4 million at March 31, 2011, compared to $97.0 million at December 31, 2010.  The book value of common shareholders was $14.18 per share at March 31, 2011 and $14.02 at December 31, 2010.  The following table shows the Company’s risk-based capital ratios as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Total risk-based capital ratio	14.5%	14.1%

Tier 1 risk-based capital ratio	13.3%	12.8%

Tier 1 leverage ratio	9.4%	9.0%

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.  Net interest income totaled $9.0 million for the first three months of 2011, which was unchanged compared to the quarter ended December 31, 2010.  Total interest income decreased 2.7% and total interest expense decreased 11.5% when comparing the three months ended March 31, 2011 to the quarter ended December 31, 2010. The primary reason for the decline in total interest income was the lower balance of mortgage loans held-for-sale in the first quarter. The primary reasons for the decrease in total interest expense were fewer interest bearing deposits and re-pricing of time deposits during the first quarter. Average earning assets declined 3.1% compared to the previous quarter. The primary reason for the decline in earning assets during the first quarter was a reduction in balances of mortgage loans held-for-sale.  Net interest income for the three months ended March 31, 2011 was $9.0 million, compared to $8.5 million for the same period in 2010.  Total interest income for the three months ended March 31, 2011 was $11.8 million compared to $12.1 million for the three months ended March 31, 2010 representing a decrease of 3.1%.  Total interest expense was $2.7 million for the three months ended March 31, 2011 compared to $3.7 million for the same period in 2010 representing a decrease of 26.0%.  Average earning assets increased by $88.1 million to $995.3 million for the three months ended March 31, 2011 from $907.2 million for the three months ended March 31, 2010.  Average interest bearing liabilities increased by $74.4 million to $846.5 million for the three months ended March 31, 2011 when compared to the same period in 2010.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated.  Non-accrual loans are included in the loan balances.

	Average Balances, Income and Expenses, Yields and Rates
	Three Months Ended March 31
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$204,725	$1,435	2.84%	$119,744	$959	3.25%
Tax-exempt (1)	53,974	850	6.39%	63,929	1,050	6.66%
Total securities	$258,699	$2,285	3.58%	$183,673	$2,009	4.44%
Loans
Taxable	$694,628	$9,735	5.68%	$678,854	$10,445	6.24%
Total loans (3)	$694,628	$9,735	5.68%	$678,854	$10,445	6.24%
Interest bearing deposits in
other financial institutions	41,980	27	0.26%	44,677	35	0.32%
Total earning assets	$995,307	$12,047	4.91%	$907,204	$12,489	5.58%
Less: allowances for credit losses	(14,747)			(9,104)
Total nonearning assets	95,185			90,757
Total assets	$1,075,745			$988,857

Liabilities:
Interest-bearing deposits:
Checking	$287,005	$486	0.69%	$279,655	$601	0.87%
Regular savings	89,650	187	0.85%	70,393	183	1.05%
Money market savings	60,872	101	0.67%	50,957	115	0.92%
Time deposits:
$100,000 and over	130,641	605	1.88%	161,447	1,152	2.89%
Under $100,000	168,537	929	2.24%	136,953	1,123	3.33%
Total interest-bearing deposits	$736,705	$2,308	1.27%	$699,405	$3,174	1.84%

Short-term borrowings	5,739	63	4.45%	4,843	44	3.68%
Securities sold under agreements
to repurchase	29,308	56	0.77%	21,643	20	0.37%
Long-term debt	74,734	296	1.61%	46,136	438	3.85%
Total interest-bearing liabilities	$846,486	$2,723	1.30%	$772,027	$3,676	1.93%
Non-interest bearing liabilities
Demand Deposits	122,118			105,994
Other liabilities	6,873			6,563
Total liabilities	$975,477			$884,584
Non-controlling interest	2,830			2,725
Shareholders' equity	97,438			101,548
Total liabilities and shareholders'
equity	$1,075,745			$988,857

Net interest income		$9,324			$8,813

Interest rate spread			3.61%			3.65%
Interest expense as a percent of
average earning assets			1.11%			1.64%
Net interest margin			3.80%			3.94%

(1) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2) All yields and rates have been annualized on a 365 day year.
(3) Total average loans include loans on non-accrual status.

Interest and fee income from loans decreased $100,000 to $9.7 million for the three months ended March 31, 2011 compared to $9.8 million for the three months ended December 31, 2010.  The tax equivalent weighted average yield of loans increased 26 basis points from 5.42% for the three months ended December 31, 2010 to 5.68% for the three months ended March 31, 2011. For the three months ended March 31, 2011, interest income from loans was $9.7 million compared to $10.4 million for the three months ended March 31, 2010.  The tax equivalent weighted average yield of loans decreased 56 basis points from 6.24% for the three months ended March 31, 2010 to 5.68% for the three months ended March 31, 2011.

Interest income from the securities portfolio and short-term investments decreased by $200,000 to $2.0 million for the three month period ended March 31, 2011 from $2.2 million for the three month period ended December 31,, 2010.  For the three months ended March 31, 2011, the tax equivalent yield on securities was 3.58% compared to 3.79% for the period ended December 31, 2010. For the three month period ended March 31, 2011, interest income from the securities portfolio increased by $344,000 to $2.0 million compared to the same period in 2010.  The tax equivalent yield on securities for the three months ended March 31, 2011 decreased 86 basis points to 3.58% compared to 4.44% for the three months ended March 31, 2010.

Interest expense on deposits decreased $315,000 to $2.3 million for the three months ended March 31, 2011, compared to $2.6 million for the period ended December 31, 2010.  The mix of demand and savings deposits versus time deposits changed slightly to 67.3% in demand and savings deposits, and 32.7% in time deposits at March 31, 2011.  At December 31, 2010, the mix was 65.0% in savings and demand deposits, versus 35.0% in time deposits.   For the three months ended March 31, 2011, average deposits decreased $48.5 million to $858.8 million, compared to the period ended December 31, 2010. Interest expense on deposits for the three months ended March 31, 2011, decreased $900,000 compared to the same period in 2010.  For the three months ended March 31, 2011, average deposits increased $53.4 million to $858.8 million, compared to the same period in 2010.

Interest expense for securities sold under agreements to repurchase, which includes Tredegar Institutional Select, decreased $5,000 for the three months ended March 31, 2011 compared to the period ended December 31, 2010.  Tredegar Institutional Select earns interest at a rate equal to approximately 10% of the Federal Home Loan Bank of Atlanta’s overnight rate.  Interest expense related to Federal funds purchased and short-term borrowings decreased $185,000 from $148,000 for the three months ended December 31, 2010 to $63,000 for the three months ended March 31, 2011. Interest expense related to long-term debt increased $50,000 from $246,000 for the three months ended December 31, 2010 to $296,000 for the three months ended March 31, 2011. Interest expense for securities sold under agreements to repurchase increased to $56,000 for the three months ended March 31, 2011 from $20,000 for the three months ended March 31, 2010.  Interest expense related to short-term borrowings increased $19,000 from $44,000 for the three months ended March 31, 2010 to $63,000 for the three months ended March 31, 2011. Interest expense related to long-term debt decreased $142,000 from $438,000 for the three months ended March 31, 2010 to $296,000 for the three months ended March 31, 2011.

The net interest margin, on a tax equivalent basis, was 3.80% for the three months ended March 31, 2011 compared to 3.60% for the three months ended December 31, 2010 and 3.94% for the three-month period ended March 31, 2010.  The average yield on earning assets was 4.91% for the quarter ended March 31, 2011 compared to 4.78% for the previous quarter and 5.58% for the quarter ended March 31, 2010, representing an increase of 13 basis points from the previous quarter and a decrease of 67 basis points from the quarter ended March 31, 2010. The increase in yields on earning assets from the previous quarter reflected a decrease of 21 basis points in the yield of the securities portfolio and a 26 basis point increase in yields for the loan portfolio. The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded.  The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio.  Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense.  The tax rate utilized in calculating the tax benefit is 34.0% for all periods presented.  The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to
Tax Equivalent Net Interest Income

	For the Three months ended
	March 31,
	2011	2010
GAAP measures:	(in thousands)
Interest Income – Loans	$9,735	$10,445
Interest Income - Investments & Other	2,023	1,687
Interest Expense – Deposits	2,308	3,174
Interest Expense - Other Borrowings	415	502
Total Net Interest Income	$9,035	$8,456
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	289	357
Total Tax Benefit Realized on Non-Taxable Interest Income	$289	$357
Total Tax Equivalent Net Interest Income	$9,324	$8,813

The Company’s total average earning assets decreased by $35.0 million when comparing the three months ended March 31, 2011 to the three months ended December 31, 2010, while the yield on average earnings assets increased by 13 basis points when comparing the same periods.  Average balances in interest checking, regular savings and money market accounts increased by $9.1 million when comparing the three months ended March 31, 2011 to the three months ended December 31, 2010.  The weighted average cost of these accounts for the three months ended March 31, 2011 and December 31, 2010 was .71% and .77%, respectively.  The average balance of certificates of deposits decreased $36.3 million when comparing the three months ended December 31, 2010 to the three months ended March 31, 2011.  The weighted average cost of the Company’s certificates of deposits decreased by 9 basis points to 2.05% for the three months ended March 31, 2011 versus the three months ended December 31, 2010.

When comparing the three months ended March 31, 2011 to the same period  in 2010, the Company’s total average earning assets increased $88.1 million, while the yield on average earnings assets decreased by 67 basis points when comparing the same periods.  Average balances in interest checking, regular savings and money market accounts increased by $36.5 million when comparing the three months ended March 31, 2011 to the same period in 2010.  The weighted average cost of these accounts for the three months ended March 31, 2011 and 2010 was .71% and 0.90%, respectively.  The average balance of certificates of deposits increased by $778,000 when comparing the three months ended March 31, 2011 to the three months ended March 31, 2010. The weighted average cost of the Company’s certificates of deposits decreased by 100 basis points to 2.05% for the three months ended March 31, 2011 versus the three months ended March 31, 2010.

Other Income

Other income includes, among other items, fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company.  Other income also includes income from the Company’s 57.1% ownership interest in Southern Trust Mortgage, LLC.  Other income decreased 37.7% to $4.9 million for the three months ended March 31, 2011 compared to the three month period ended December 31, 2010.  Other income decreased 3.3% to $4.9 million for the three months ended March 31, 2011 compared to the same period in 2010.

Trust and investment advisory service fees earned by Middleburg Trust Company (“MTC”) increased by 3.5% when comparing the quarter ended March 31, 2011 to the previous quarter, and increased by 6.4% compared to the quarter ended March 31, 2010.  On January 3, 2011, Middleburg Investment Advisers was merged into Middleburg Trust Company and ceased operating as an independent company. Trust and investment advisory fees are based primarily upon the market value of the accounts under administration.  Total consolidated assets under administration by MTC were at $1.2 billion at March 31, 2011, a decrease of 7.6% relative to December 31, 2010 and an increase of 5.9% relative to March 31, 2010.

Service charges on deposits increased 0.2% to $489,000 for the three months ended March 31, 2011, compared to the three months ended December 31, 2010.  For the three months ended March 31, 2011, service charges on deposits increased 10.9% compared to the same period in 2010.

The Company sold $9.4 million in securities and purchased $34.6 million in securities during the three months ended March 31, 2011.  The Company realized a net gain of $35,000 on the sale of securities in the three months ended March 31, 2011.  The Company has identified three other-than-temporarily impaired securities in its portfolio and has elected to recognize decreases in the fair market value of the security through earnings. During the three months ended March 31, 2011, the Company realized a loss of $1,000 related to the other-than-temporarily impaired securities.

Commissions on investment sales increased 6.5% to $180,000 for the three months ended March 31, 2011, compared to $169,000 for the three months ended December 31, 2010.  For the three months ended March 31, 2011, commissions on investment sales increased 25.0% compared to the three months ended March 31, 2010.

The revenues and expenses of Southern Trust Mortgage for the three months ended March 31, 2011 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Non-controlling Interest in Consolidated Subsidiary.”  Southern Trust Mortgage originated $136.4 million in mortgage loans during the quarter ended March 31, 2011 compared to $227.7 million originated during the previous quarter, a decrease of 40.1%, and $149.0 million originated during the quarter ended March 31, 2010, a decrease of 8.7% when comparing calendar quarters.  Gains on mortgage loan sales decreased by 48.6% when comparing the quarter ended March 31, 2011 to the previous quarter.  Gains on mortgage loan sales increased by 8.2% when comparing the quarter ended March 31, 2011 to the quarter ended March 31, 2010.  The decline in mortgage originations and the decrease in gain-on-sale revenue in the first quarter of 2011 was driven by an increase in mortgage rates during the first quarter.

Income earned from the Bank’s $15.7 million investment in Bank Owned Life Insurance (BOLI) contributed $123,000 to total other income for the three months ended March 31, 2011.  The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004, $485,000 in the second quarter of 2007, $453,000 in the fourth quarter of 2009, and $682,000 in the second quarter of 2010 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Other service charges, commissions and fees increased 1.8% to $115,000 for the three months ended March 31, 2011, compared to $113,000 for the same period in 2010.

Other operating income decreased by 9.1% to $94,000 for the three months ended March 31, 2011, compared to the three months ended December 31, 2010.  For the three months ended March 31, 2011, other operating income increased 3.3% compared to the three months ended March 31, 2010.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total other expense decreased by $1.9 million from $14.1 million for the three months ended December 31, 2010 to $12.2 million for the three months ended March 31, 2011.  When taken as a percentage of total average assets on an annualized basis, other expense was 4.6% of total average assets for the three months ended March 31, 2011 versus 4.9% for the same period in 2010.  Total other expense increased $227,000 from $11.9 million for the three months ended March 31, 2010 to $12.2 million for the three months ended March 31, 2011.

Salaries and employee benefit expenses decreased by $432,000 or 5.6% when comparing the first quarter of 2011 to the quarter ended December 31, 2010, primarily due to a decline in commission expenses. Salaries and employee benefit expenses increased $392,000 or 5.6% when comparing the quarter ended March 31, 2011 to the same period in 2010.

Net occupancy expense increased by $78,000 or 4.9% for the three months ended March 31, 2011 compared to the three months ended December 31, 2010.  For the three months ended March 31, 2011, net occupancy expense increased $72,000 or 4.5 % to $1.7 million from March 31, 2010.  The year to date increase is the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities.   As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Other tax expense increased 0.5% to $197,000 for the three months ended March 31, 2011 from $196,000 for the three months ended March 31, 2010.  Other tax expense includes the state franchise tax paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax.  The tax is based on each subsidiary’s equity capital at January 1st of each year, net of adjustments.

Advertising expense decreased $230,000 to $156,000 for the three months ended March 31, 2011 compared to $386,000 for the three months ended December 31, 2010.  For the three months ended March 31, 2011, advertising expense was $156,000, compared to $180,000 for the three months ended March 31, 2010.

Other real estate owned expense decreased by $498,000 to $344,000 for the three months ended March 31, 2011 compared to the three months ended December 31, 2010. The decrease in the first quarter was primarily due to a decrease in legal expenses related to foreclosure, valuation adjustments and fewer losses on the sales of these assets. For the three months ended March 31, 2011, other real estate owned expense increased $134,000 to $344,000 compared to the same period in 2010.

FDIC insurance expense increased by $21,000 to $407,000 for the three months ended March 31, 2011 compared to the three months ended December 31, 2010.  For the three months ended March 31, 2011 compared to the same period in 2010, FDIC insurance expense decreased $394,000 or 49.2%.

Other expenses increased 0.5% or $9,000 to $1.7 million for the three months ended March 31, 2011 compared to the same period in 2010.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2011 was $14.6 million, or 2.2% of total portfolio loans, compared to $15.0 million, or 2.3% of total portfolio loans at December 31, 2010.  The provision for loan losses was $454,000 for the three months ended March 31, 2011, compared to $929,000 for the three months ended March 31, 2010.  For the three months ended March 31, 2011, net loan charge-offs totaled $846,000, compared to net loan charge-offs of $244,000 for the same period in 2010.  There were $6.6 million in loans past due 90 days or more and still accruing at March 31, 2011, compared to $909,000 at December 31, 2010.  Non-performing loans were $35.5 million at March 31, 2011, compared to $31.5 million at December 31, 2010.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at March 31, 2011.  Loans classified as loss, doubtful, substandard and special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.  Approximately $1.4 million has been included in the allowance for loan losses related to restructured loans.

Non-performing assets increased from $39.9 million or 3.6% of total assets at December 31, 2010 to $43.3 million or 4.0% of total assets as of March 31, 2011.  The increase was primarily due to two loan relationships moving to the “accruing loans greater than 90 days past due” category during the quarter.  Non-accrual loans decreased from $29.4 million at December 31, 2010 to $27.6 million at March 31, 2011.

Capital Resources

Total shareholders’ equity at March 31, 2011 and December 31, 2010 was $101.2 million and $100.0 million, respectively.  Total common shares outstanding at March 31, 2011 were 6,942,315.

At March 31, 2011, the Company’s tier 1 and total risk-based capital ratios were 13.3% and 14.5%, respectively, compared to 12.8% and 14.1% at December 31, 2010.  The Company’s leverage ratio was 9.4% at March 31, 2011 compared to 9.0% at December 31, 2010.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which affords the Company the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines totaled $24.0 million, none of which were outstanding at March 31, 2011.  At March 31, 2011 and December 31, 2010, the Company had $27.9 million and $25.6 million, respectively, of outstanding borrowings pursuant to repurchase agreements.

The Company has a credit line in at the Federal Home Loan Bank of Atlanta with an available borrowing capacity of $153.6 million.  This line may be utilized for short and/or long-term borrowing.  The Company utilized the credit line for both overnight and long-term funding throughout the first three months of 2011.  Southern Trust Mortgage has a $25.0 million revolving line of credit with a regional bank, which is primarily used to fund its loans held for sale.  Middleburg Bank guarantees up to $10 million of borrowings on this line. At March 31, 2011, this line had an outstanding balance of $4.2 million and is included in total short-term borrowings on the Company’s balance sheet.  Short-term and long-term advances averaged $5.7 million and $74.7 million, respectively, for the three months ended March 31, 2011.

At March 31, 2011, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 32.7% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit (excluding standby letters of credit) decreased $2.1 million to $81.2 million at March 31, 2011 compared to $83.3 million at December 31, 2010.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $2.7 million at March 31, 2011 representing an increase of $300,000 from December 31, 2010.

Contractual obligations increased $16.2 million to $86.3 million at March 31, 2011 compared to $70.1 million at December 31, 2010 excluding certificates of deposit and short-term borrowings.  This change resulted primarily from additional long term debt of $17.9 million assumed during the three months ended March 31, 2011.  Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the Company’s 2010 Form 10-K.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	changes in general economic and business conditions in the Company’s market area;
•	changes in banking and other laws and regulations applicable to the Company;
•	maintaining asset qualities;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changing trends in customer profiles and behavior;
•	maintaining cost controls and asset qualities as the Company opens or acquires new branches;
•	changes in interest rates and interest rate policies;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Company;
•	maintaining capital levels adequate to support the Company’s growth; and
•	other factors described in Item 1A, “Risk Factors,” included in our quarterly reports on Form 10-Q and the 2010 Form 10-K.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.  The model prepared for March 31, 2011 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  A parallel shift in rates over a 12-month period is assumed.  The following reflects the Company’s net interest income sensitivity analysis as of March 31, 2011 and December 31, 2010.

	Estimated Net Interest Income Sensitivity
Rate Change	As of March 31, 2011	As of December 31, 2010
+ 200 bp	(6.8%)	(6.4%)
- 200 bp	(11.1%)	(12.4%)

At March 31, 2011, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could decrease by 6.8% on average over the next 12 months.  For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points,  net interest income could decrease by 11.1% on average over the next 12 months.  While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is properly structured and is working to minimize risks to rising rates in the future.

Based upon a March 31, 2011 simulation, the Company could expect an average negative impact to net interest income of $2.4 million over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $3.9 million over the next 12 months. The Company’s specific goal is to lower (where possible) the cost of its borrowed funds.

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

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in our risk factors from those disclosed in this report.

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

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2011	/s/ Gary R. Shook
Gary R. Shook
President & Chief Executive Officer

Date: May 10, 2011	/s/ Raj Mehra
Raj Mehra
Executive Vice President
& Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350