Form 10-Q
period 2011-06-30
MIDDLEBURG FINANCIAL CORP
filed 2011-08-08
CIK 914138

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   6,996,932 shares of Common Stock as of August 5, 2011.

MIDDLEBURG FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Balance Sheets
(In thousands, except for share and per share data)

	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$19,598	$21,955
Interest-bearing deposits with other institutions	38,988	42,769
Total cash and cash equivalents	58,586	64,724
Securities available for sale	293,393	252,042
Loans held for sale	48,689	59,361
Restricted securities, at cost	6,932	6,296
Loans receivable, net of allowance for loan losses of $15,073 at
June 30, 2011 and $14,967 at December 31, 2010	663,242	644,345
Premises and equipment, net	21,393	21,112
Goodwill and identified intangibles	6,286	6,360
Other real estate owned, net of valuation allowance of
$1,006 at June 30, 2011 and $1,486 at December 31, 2010	6,255	8,394
Prepaid federal deposit insurance	4,454	5,154
Accrued interest receivable and other assets	35,437	36,779

TOTAL ASSETS	$1,144,667	$1,104,567

LIABILITIES
Deposits:
Non-interest-bearing demand deposits	$131,191	$130,488
Savings and interest-bearing demand deposits	460,518	436,718
Time deposits	316,776	323,100
Total deposits	908,485	890,306
Securities sold under agreements to repurchase	35,210	25,562
Short-term borrowings	5,692	13,320
Long-term debt	77,912	62,912
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	7,405	7,319
Commitments and contingent liabilities	-	-
TOTAL LIABILITIES	1,039,859	1,004,574

SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized,
7,000,824 issued; 6,996,932 and 6,925,437 outstanding at
June 30, 2011 and December 31, 2010, respectively)	17,331	17,314
Capital surplus	43,150	43,058
Retained earnings	39,322	37,593
Accumulated other comprehensive income (loss)	2,908	(1,012)
Total Middleburg Financial Corporation shareholders' equity	102,711	96,953
Non-controlling interest in consolidated subsidiary	2,097	3,040

TOTAL SHAREHOLDERS' EQUITY	104,808	99,993

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,144,667	$1,104,567

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Income
(In thousands, except for per share data)

	Unaudited		Unaudited
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$19,466	$20,829	$9,731	$10,384
Interest and dividends on securities available for sale
Taxable	3,150	2,028	1,751	1,090
Tax-exempt	1,165	1,293	604	600
Dividends	72	43	36	22
Interest on deposits in banks and federal funds sold	60	63	33	28
Total interest and dividend income	23,913	24,256	12,155	12,124

INTEREST EXPENSE
Interest on deposits	4,640	6,251	2,332	3,077
Interest on securities sold under agreements to
repurchase	125	80	69	60
Interest on short-term borrowings	116	111	53	67
Interest on long-term debt	602	926	306	488
Total interest expense	5,483	7,368	2,760	3,692

NET INTEREST INCOME	18,430	16,888	9,395	8,432
Provision for loan losses	1,541	2,220	1,087	1,291

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	16,889	14,668	8,308	7,141

NONINTEREST INCOME
Service charges on deposit accounts	1,015	909	526	468
Trust services income	1,850	1,690	983	875
Gains on loans held for sale	6,785	6,474	3,938	3,844
Gains (losses) on securities available for sale, net	122	469	87	(37)
Total other-than-temporary impairment losses	(17)	(300)	-	(98)
Portion of loss recognized in other
comprehensive income	16	52	-	1
Net impairment losses	(1)	(248)	-	(97)
Commissions on investment sales	365	311	185	167
Fees on mortgages held for sale	241	834	87	476
Other service charges, commissions and fees	249	256	134	143
Bank-owned life insurance	262	255	139	130
Other operating income (losses)	105	179	(55)	88
Total noninterest income	10,993	11,129	6,024	6,057

NONINTEREST EXPENSE
Salaries and employees' benefits	15,129	14,381	7,813	7,457
Net occupancy and equipment expense	3,316	3,094	1,640	1,490
Advertising	441	428	285	248
Computer operations	708	668	343	340
Other real estate owned	950	505	606	295
Other taxes	402	397	205	201
Federal deposit insurance expense	765	1,153	358	352
Other operating expenses	3,478	3,583	1,703	1,883
Total noninterest expense	25,189	24,209	12,953	12,266

Income before income taxes	2,693	1,588	1,379	932
Income tax expense	618	162	301	75

NET INCOME	2,075	1,426	1,078	857
Net (income) loss attributable to non-
controlling interest	351	112	121	(133)
Net income attributable to Middleburg
Financial Corporation	$2,426	$1,538	$1,199	$724

Earnings per share:
Basic	$0.35	$0.22	$0.17	$0.10
Diluted	$0.35	$0.22	$0.17	$0.10

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
For the Three and Six months ended June 30, 2011 and 2010
(In Thousands, Except Share Data)
(Unaudited)

	Middleburg Financial Corporation Shareholders
				Accumulated
				Other			Total
	Common	Capital	Retained	Comprehensive	Comprehensive	Noncontrolling	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Interest	Income	Total
Balances - December 31, 2009	$17,273	$42,807	$42,706	$(2,474)		$3,047		$103,359
Comprehensive income
Net income (loss)			1,538		$1,538	(112)	$1,426	1,426
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax, $1,126)				2,186	2,186		2,186	2,186
Reclassification adjustment (net of tax, $159)				(310)	(310)		(310)	(310)
Unrealized losses on securities
for which other-than-temporary impairment
has been recognized in earnings (net of tax, $ 84)				164	164			164
Total other comprehensive income				2,040	2,040	-	$2,040	2,040
Total comprehensive income (loss)					$3,578	(112)	$3,466	3,466
Cash dividends declared			(1,385)					(1,385)
Exercise of stock options (1,750 shares)	4	14						18
Vesting of restricted stock awards (3,650 shares)	9	(9)						-
Distributions to non-controlling interest						(237)		(237)
Share-based compensation	-	71						71
Balances - June 30, 2010	$17,286	$42,883	$42,859	$(434)		$2,698		$105,292

Balances - December 31, 2010	$17,314	$43,058	$37,593	$(1,012)		$3,040		$99,993
Comprehensive income
Net income (loss)			2,426		$2,426	(351)	$2,075	2,075
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax, $2,090)				4,063	4,063	-	4,063	4,063
Reclassification adjustment (net of tax, $41)				(80)	(80)	-	(80)	(80)
Unrealized losses on securities
for which other-than-temporary impairment
has been recognized in earnings (net of tax, $0)				1	1	-	1	1
Unrealized loss on intrest rate swap (net of tax, 33)				(64)	(64)	-	(64)	(64)
Total other comprehensive income				3,920	3,920	-	3,920	3,920
Total comprehensive income (loss)					$6,346	(351)	$5,995	5,995
Cash dividends declared			(697)					(697)
Vesting of restricted stock awards (7,922 shares)	19	(19)						-
Cancellation of restricted stock (946 shares)	(2)	(12)						(14)
Distributions to non-controlling interest						(592)		(592)
Share-based compensation	-	123						123
Balances - June 30, 2011	$17,331	$43,150	$39,322	$2,908		$2,097		$104,808

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
	Unaudited
	For the six months ended
	June 30,	June 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$2,075	$1,426
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	930	885
Equity in (undistributed earnings) of affiliate	(20)	(159)
Provision for loan losses	1,541	2,220
Net (gain) on securities available for sale	(122)	(469)
Other than temporary impairment loss	1	248
Net loss (gain) on disposal of assets	39	(7)
Premium amortization on securities, net	1,344	907
Origination of loans held for sale	(289,532)	(337,650)
Proceeds from sales of loans held for sale	306,989	326,692
Net (gains) on mortgages held for sale	(6,785)	(6,474)
Equity compensation	123	71
Net loss on sale of other real estate owned	233	165
Valuation adjustment on other real estate owned	350	244
Decrease in prepaid FDIC insurance	700	1,086
Changes in assets and liabilities:
(Increase) in other assets	(767)	(2,323)
Increase in other liabilities	86	399
Net cash provided by (used in) operating activities	$17,185	$(12,739)

Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns
and calls of securities available for sale	$27,868	$25,204
available for sale	15,860	37,345
Purchase of securities available for sale	(80,266)	(88,231)
Purchase of restricted stock	(636)	- -
Proceeds from disposition of fixed assets	57	- -
Purchases of bank premises and equipment	(694)	(463)
Net (increase) in loans	(20,530)	(13,910)
Proceeds from sale of other real estate owned	1,109	448
Purchase of bank-owned life insurance	- -	(682)
Net cash (used in) investing activities	$(57,233)	$(40,289)

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Continued)
(In Thousands)
	For the six months ended
	June 30,	June 30,
	2011	2010
Cash Flows from Financing Activities
Net increase in non-interest-bearing and interest-
bearing demand deposits and savings accounts	$24,503	$38,909
Net (decrease) in certificates of deposit	(6,324)	14,498
Increase in securities sold under agreements
to repurchase	9,648	6,014
Proceeds from short-term borrowings	39,749	34,243
Payments on short-term borrowings	(47,377)	(28,930)
Proceeds from FHLB borrowings	40,000	17,912
Payments on FHLB borrowings	(25,000)	- -
Distributions to non-controlling interest	(592)	(237)
Payment of dividends on common stock	(697)	(1,385)
Net proceeds from issuance of common stock	- -	18
Net cash provided by financing activities	$33,910	$81,042

(Decrease) increase in cash and and cash equivalents	(6,138)	28,014

Cash and Cash Equivalents
Beginning	64,724	43,210

Ending	$58,586	$71,224

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,418	$7,156
Income taxes	$100	$-

Supplemental Disclosure of Noncash Transactions
Unrealized gain on securities available for sale	$6,033	$3,091
Change in market value of interest rate swap	$(97)	$-
Transfer of loans to other real estate owned	$625	$2,603
Loans originated from sale of other real estate owned	$533	$-

See Accompanying Notes to Consolidated Financial Statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

Note 1.                                General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010, and, changes in shareholders’ equity and cash flows for the six months ended June 30, 2011 and 2010, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued.  Management has concluded there were no additional material subsequent events to be disclosed at this time.

Note 2.                                Stock–Based Compensation Plan

As of June 30, 2011, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan.  Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company.  The Company may grant awards of up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company granted 54,500 shares of restricted stock to executive officers and certain other employees on May 1, 2011.  The terms of the grant awards provide for 100% cliff vesting on December 31, 2016 but vesting may be accelerated on a graduated basis if certain predefined performance targets are met during the service period.  As of June 30, 2011, no shares were vested under these awards.  Service-based stock awards are entitled to voting and dividend rights on all shares granted as of the grant date. Under the terms of these grant awards, unearned restricted stock grants are forfeited if the employee leaves the Company prior to vesting.

Additionally, 1,063 shares of service-based restricted stock were issued to the Chairman of the Board of Directors on May 1, 2011.  The shares will vest at 100% on May 1, 2012.

  The Company recognized $123,000 for stock-based compensation expenses for the six months ended June 30, 2011.

The following table summarizes stock options awarded under the 2006 Equity Compensation Plan and remaining unexercised options under the 1997 Stock Incentive Plan at the end of the reporting period.

	June 30, 2011
		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding at beginning of year	165,915	$20.18
Granted	--	--
Exercised	--	--
Forfeited	5,744	14.00
Outstanding at end of period	160,171	$20.48	$--

As of the end of the reporting period, 130,086 options were vested and exercisable representing 100,000 shares issued under the original 1997 plan and 30,086 vested options under the 2006 Plan.  At June 30, 2011 the weighted average exercise price of these stock options was greater than the aggregate market price.  The weighted average remaining contractual term for options outstanding and exercisable at June 30, 2011 was 2.8 years.  As of June 30, 2011 there was $40,000 of total unrecognized compensation expense related to stock option awards under the 2006 Equity Compensation Plan.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

	June 30, 2011
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning of year	38,580	$15.13
Granted	55,563	15.06
Vested	(7,923)	(13.92)
Forfeited	--	--
Non-vested at end of period	86,220	$14.79	$1,326,000

The weighted average remaining contractual term for non-vested restricted stock at June 30, 2011 was 3.57 years.  As of June 30, 2011, there was $1,352,000 of total unrecognized compensation expense related to the non-vested restricted stock awards under the 2006 Equity Compensation Plan.

Note 3.                                Securities

Amortized costs and fair values of securities available for sale at June 30, 2011 are summarized as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale
U.S. government agencies	$8,792	$122	$(3)	$8,911
Obligations of states and
political subdivisions	61,140	928	(694)	61,374
Mortgage-backed securities:
Agency	178,229	4,617	(3)	182,843
Non-agency	30,108	95	(417)	29,786
Corporate preferred stock	68	-	(26)	42
Corporate securities	10,112	77	(44)	10,145
Trust-preferred securities	521	-	(229)	292
Total	$288,970	$5,839	$(1,416)	$293,393

Amortized costs and fair values of securities available for sale at December 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale
U.S. government agencies	$4,699	$17	$(67)	$4,649
Obligations of states and
political subdivisions	61,187	174	(2,221)	59,140
Mortgage-backed securities:
Agency	150,952	1,722	(370)	152,304
Non-agency	26,168	150	(237)	26,081
Corporate stock	39	-	(26)	13
Corporate securities	9,609	7	(84)	9,532
Trust-preferred securities	998	-	(675)	323
Total	$253,652	$2,070	$(3,680)	$252,042

The amortized cost and fair value of securities available for sale as of June 30, 2011, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	June 30, 2011
	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less	$1,526	$1,538
Due after one year through
five years	14,012	14,087
Due after five years through
ten years	34,272	34,447
Due after ten years	30,234	30,358
Mortgage-backed securities	208,337	212,629
Corporate Stock	68	42
Trust Preferred	521	292
Total	$288,970	$293,393

Proceeds from the sale of securities during the six months ended June 30, 2011 were $15.9 million and net gains of $122,000 were realized on those sales.  The tax expense applicable to the net realized gains amounted to $42,000.  Additionally, $1,000 in losses on securities with other than temporary impairment was recognized during the six months ended June 30, 2011.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $127.2 million at June 30, 2011.

At June 30, 2011, investments in an unrealized loss position that were temporarily impaired are as follows:

	June 30, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agencies	$1,497	$(3)	$28	$-	$1,525	$(3)
Obligations of states and
political subdivisions	19,472	(507)	4,414	(187)	23,886	(694)
Mortgage backed securities:
Agency	1,185	(3)	-	-	1,185	(3)
Non-agency	14,442	(417)	-	-	14,442	(417)
Corporate preferred stock	-	-	13	(26)	13	(26)
Corporate securities	2,426	(44)	-	-	2,426	(44)
Trust-preferred securities	-	-	119	(125)	119	(125)

Total	$39,022	$(974)	$4,574	$(338)	$43,596	$(1,312)

At December 31, 2010, investments in an unrealized loss position that were temporarily impaired are as follows:

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2010	Value	Losses	Value	Losses	Value	Losses

U.S. government agencies	$3,408	$(67)	$-	$-	$3,408	$(67)
Obligations of states and
political subdivisions	40,579	(1,876)	4,266	(345)	44,845	(2,221)
Mortgage backed securities:
Agency	50,338	(370)	-	-	50,338	(370)
Non-agency	18,341	(237)	-	-	18,341	(237)
Corporate preferred stock	-	-	12	(26)	12	(26)
Corporate securities	9,385	(84)	-	-	9,385	(84)
Trust-preferred securities	-	-	323	(675)	323	(675)

Total	$122,051	$(2,634)	$4,601	$(1,046)	$126,652	$(3,680)

A total of 53 securities have been identified by the Company as temporarily impaired at June 30, 2011.  Of the 53 securities, 50 are investment grade and 3 are speculative grade.  Agency, non-agency mortgage-backed securities, and municipal securities make up the majority of temporarily impaired securities at June 30, 2011.  The speculative grade securities are asset backed securities that are collateralized by trust preferred issuances of financial institutions.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales are anticipated or required as of June 30, 2011.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

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

The Company reviewed the list of issuers underlying each trust preferred security as of June 30, 2011, and ranked each bank in order of expectations for future defaults and deferrals. We reviewed data on each bank such as earnings, capital ratios, credit metrics and loan loss reserves. We then assigned a default rate to each ranking, then the default rates were applied to each bank that was performing as of the reporting date.  Finally, we summed the defaults and divided by the total remaining performing collateral in each pool. For Trust Preferred IV, the expected default rate was 50 basis points, for Trust Preferred V, the expected default rate was 0 basis points, for Trust Preferred XXII, the expected default rate was 75 basis points, and for MM Community Funding Class A, the expected default rate was 150 basis points.  MM Community Funding Class B was sold during the period and is not presented in the tables below.

In connection with the preparation of the financial statements included in this Form 10-Q and using the evaluation procedures described above, the Company identified three securities with other-than-temporary impairment within its portfolio.  During the six months ended June 30, 2011, the Company recognized credit related impairment losses of $1,000 compared to $248,000 for the six months ended June 30, 2010 related to these securities.  Additionally, two securities previously recognized as other than temporarily impaired were sold during the six months ended June 30, 2011.  These securities had a cumulative other-than-temporary impairment related to credit loss of $1.5 million.  An additional $16,000 loss was recognized in earnings upon sale of these two securities.

The following table provides further information on the Company’s trust preferred securities that are considered other-than-temporarily impaired as of June 30, 2011 (in thousands):

						Cumulative	Amount
		Current				Other	of OTTI	(1)	(2)		Expected
		Moody's	Par	Book	Fair	Comprehensive	Related to	Excess	Inst.	Deferrals/	Default	Expected	Lag
Security	Class	Rating	Value	Value	Value	Loss	Credit Loss	Subord.	Perf.	Defaults	Rate	Recovery	Years
MM Community Funding LTD	A	B1	208	208	173	$35	-	126.56%	7	25.32%	1.50%	15%	2
Trust Preferred XXII	D	C	1,979	-	-	-	1,979	-39.52%	57	32.70%	0.75%	15%	2
Trust Preferred V	Mez	Caa3	304	69	-	69	367	-760.20%	-	100.00%	0.00%	15%	2
			$2,491	$277	$173	$104	$2,346

(1) Excess subordination. See explanation in text below tables.
(2) Number of institutions in class performing.

The Company also has the following investment in a trust preferred security not considered other than-temporarily impaired as of June 30, 2011 (in thousands):

						Cumulative
		Current				Other		(1)		Expected
	Tranche	Moody's	Par	Book	Fair	Comprehensive	Institutions	Excess	Deferrals/	Default	Expected	Lag
Security	Level	Rating	Value	Value	Value	Loss	Performing	Subord.	Defaults	Rate	Recovery	Years
Trust Preferred IV	Mez	Ca	$244	$244	$119	$125	4	19.42%	27.10%	0.50%	15%	2

			$244	$244	$119	$125

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

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

OTTI Credit Losses Recognized in Earnings
Rollforward

Amount recognized through December 31, 2010	$3,871
Additions related to intial impairments	-
Additions related to subsequent impairments	1
Deductions for bonds sold during period (1)	(1,526)

Net impairment losses recognized in earnings through June 30, 2011	$2,346

(1)	Two securities were sold during March, 2011 with a combined cumulative OTTI related to credit loss of $1,526,000. An additional $16,000 was recognized as a loss in earnings upon sale of these bonds.

At June 30, 2011, the Company concluded that no other adverse change in cash flows occurred during the quarter and did not consider any other securities other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell these securities and it is  more likely than not the Company will not be required to sell these securities before recovery of amortized cost basis, which may be at maturity; and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other than temporarily impaired at June 30, 2011.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future.

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

	June 30, 2011		December 31, 2010
	Outstanding	Percent of	Outstanding	Percent of
	Balance	Total Portfolio	Balance	Total Portfolio
	(In Thousands)		(In Thousands)
Real estate loans:
Construction	$54,897	8.1%	$68,110	10.3%
Secured by farmland	11,036	1.6	11,532	1.7
Secured by 1-4 family residential	238,108	35.1	242,620	36.8
Other real estate loans	276,701	40.8	268,262	40.7
Commercial loans	85,135	12.6	56,385	8.6
Consumer loans	12,438	1.8	12,403	1.9
	678,315	100.0%	659,312	100.0%
Less allowance for loan losses	15,073		14,967

Net loans	$663,242		$644,345

Loans presented in the table above exclude loans held for sale.  The Company had $48.7 and $59.4 million in mortgages held for sale at June 30, 2011 and December 31, 2010, respectively.

The following table presents a contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2011 and December 31, 2010.

	June 30, 2011 (In thousands)
	30-59 Days	60-89 Days	90 Days	Total Past		Total
	Past Due	Past Due	Or Greater	Due	Current	Loans

Real estate loans:
Construction	$386	$-	$4,367	$4,753	$50,144	$54,897
Secured by farmland	-	-	647	647	10,389	11,036
Secured by 1-4 family residential	2,163	2,201	14,994	19,358	218,750	238,108
Other real estate loans	7,203	3,115	3,243	13,561	263,140	276,701
Commercial loans	100	49	2,050	2,199	82,936	85,135
Consumer loans	18	3	-	21	12,417	12,438
	-	-	-	-	-	-
Total	$9,870	$5,368	$25,301	$40,539	$637,776	$678,315

	December 31, 2010 (In thousands)
	30-59 Days	60-89 Days	90 Days	Total Past		Total
	Past Due	Past Due	Or Greater	Due	Current	Loans

Real estate loans:
Construction	$83	$7,423	$1,791	$9,297	$58,813	$68,110
Secured by farmland	-	-	-	-	11,532	11,532
Secured by 1-4 family residential	2,938	-	7,729	10,667	231,953	242,620
Other real estate loans	4,438	3,887	1,385	9,710	258,552	268,262
Commercial loans	1,801	28	243	2,072	54,313	56,385
Consumer loans	22	41	242	305	12,098	12,403
	-	-	-	-	-	-
Total	$9,282	$11,379	$11,390	$32,051	$627,261	$659,312

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Past due 90		Past due 90
		days or more		days or more
	Nonaccrual	and still accruing	Nonaccrual	and still accruing
	(In Thousands)
Real estate loans:
Construction	$4,076	$291	$8,871	$-
Secured by farmland	-	647	-	-
Secured by 1-4 family residential	17,855	2,103	10,817	676
Other real estate loans	8,417	89	7,509	218
Commercial loans	1,950	100	1,950	12
Consumer loans	-	-	239	3

Total	$32,298	$3,230	$29,386	$909

If interest on nonaccrual loans had been accrued, such income would have approximated $1.1 million and $768,000 for the six months ended June 30, 2011 and 2010 respectively.

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

Loss: Loans are classified as loss when they are deemed uncollectable and are charged off immediately.

The following tables present a summary of loan classifications by class of loan as of June 30, 2011 and December 31, 2010:

	June 30, 2011 (In thousands)
		Real Estate	Real Estate
	Real Estate	Secured by	Secured by 1-4	Other Real
	Construction	Farmland	Family Residential	Estate Loans	Commercial	Consumer	Total

Pass	$32,386	$9,577	203,297	$243,879	$77,892	$12,357	$579,388
Special Mention	6,546	812	10,748	20,169	4,606	73	42,954
Substandard	15,965	647	23,352	12,395	2,637	8	55,004
Doubtful	-	-	711	258	-	-	969
Loss	-	-	-	-	-	-	-
Ending Balance	$54,897	$11,036	238,108	$276,701	$85,135	$12,438	$678,315

	December 31, 2010 (In thousands)
		Real Estate	Real Estate
	Real Estate	Secured by	Secured by 1-4	Other Real
	Construction	Farmland	Family Residential	Estate Loans	Commercial	Consumer	Total

Pass	$31,744	$10,070	212,531	$244,982	$50,660	$12,016	$562,003
Special Mention	15,580	1,462	14,810	13,067	3,394	92	48,405
Substandard	20,561	-	14,616	9,939	2,331	295	47,742
Doubtful	225	-	663	274	-	-	1,162
Loss	-	-	-	-	-	-	-
Ending Balance	$68,110	$11,532	242,620	$268,262	$56,385	$12,403	$659,312

The following table presents loans identified as impaired by class of loan as of and for the six months ended June 30, 2011:

	June 30, 2011 (In thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate loans:
Construction	$3,256	$3,453	$-	$3,975	$-
Secured by farmland	-	-	-	-
Secured by 1-4 family residential	6,233	7,599	-	6,502	-
Other real estate loans	1,481	1,481	-	1,427	-
Commercial loans	1,722	1,722	-	1,721	-
Consumer loans	-	-	-	-	-

Total with no related allowance	12,692	14,255	-	13,625	-

With an allowance recorded:
Real estate loans:
Construction	820	1,098	271	858	-
Secured by farmland	-	-	-	-
Secured by 1-4 family residential	11,734	12,982	2,997	12,190	2
Other real estate loans	6,936	6,979	1,256	7,058	-
Commercial loans	228	250	209	229	-
Consumer loans	-	-	-	-	-

Total with a related allowance	19,718	21,309	4,733	20,335	2

Total	$32,410	$35,564	$4,733	$33,960	$2

The following table presents loans identified as impaired by class of loan as of and for the year ended December 31, 2010:

	December 31, 2010 (In thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate loans:
Construction	$3,415	$3,415	$-	$3,470	$4
Secured by farmland	-	-	-	-
Secured by 1-4 family residential	5,450	6,281	-	5,992	-
Other real estate loans	1,303	1,303	-	1,316	-
Commercial loans	1,823	1,844	-	2,032	-
Consumer loans	-	-	-	28	-

Total with no related allowance	11,991	12,843	-	12,838	4

With an allowance recorded:
Real estate loans:
Construction	5,755	6,366	1,876	6,108	-
Secured by farmland	-	-	-	-
Secured by 1-4 family residential	5,422	6,518	1,099	6,076	-
Other real estate loans	7,056	7,201	2,010	7,235	48
Commercial loans	127	127	108	128	-
Consumer loans	239	239	239	240	-

Total with a related allowance	18,599	20,452	5,332	19,787	48

Total	$30,590	$33,295	$5,332	$32,625	$52

The “Recorded Investment” amounts in the tables above represent the outstanding principal balance on each loan represented in the tables plus any accrued interest receivable on such loans.  The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the tables plus any amounts that have been charged off on each loan.

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDR’s”) that were classified as impaired.  The total balance of TDR’s at June 30, 2011 was $8.5 million of which $8.4 million were included in the Company’s non-accrual loan totals at that date and $112,000 represented loans performing as agreed to the restructured terms. This compares with $4.5 million in total restructured loans at December 31, 2010, an increase of $4.0 million or 88.9%.  The amount of the valuation allowance related to total TDR’s was $1.4 million and $532,000 as of June 30, 2011 and December 31, 2010 respectively.

The $8.4 million in nonaccrual TDR’s as of June 30, 2011 is comprised of $1.5 million in real estate construction loans, $1.7 million in 1-4 family real estate loans, and $5.2 million in non-residential real estate loans.  The $112,000 in TDR’s which were performing as agreed under restructured terms as of June 30, 2011 represents one 1-4 family real estate loan.  All loans classified as TDR’s are considered to be impaired as of June 30, 2011.

Note 5.                                Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan class and based on impairment evaluation method as of June 30, 2011 and December 31, 2010.  A rollforward of the changes in the allowance for loan losses balance by class of loan is also presented for the period ended June 30, 2011.

	June 30, 2011
		Real Estate	Real Estate
	Real Estate	Secured by	Secured by 1-4	Other Real
	Construction	Farmland	Family Residential	Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2010	$4,684	$107	$3,965	$4,771	$1,055	$385	$14,967
Chargeoffs	(202)	-	(947)	(23)	(82)	(300)	(1,554)
Recoveries	24	-	12	49	20	14	119
Provision	(2,479)	9	4,052	(460)	383	36	1,541
Balance at June 30, 2011	$2,027	$116	$7,082	$4,337	$1,376	$135	$15,073

Ending allowance balance:
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$271	$-	$2,997	$1,256	$209	$-	$4,733

Collectively evaluated for impairment	1,756	116	4,085	3,081	1,167	135	10,340

Total ending allowance balance	$2,027	$116	$7,082	$4,337	$1,376	$135	$15,073

Ending loan recorded investment balances:

Individually evaluated for impairment	$4,076	$-	$17,967	$8,417	$1,950	$-	$32,410

Collectively evaluated for impairment	50,821	11,036	220,141	268,284	83,185	12,438	645,905

Total ending loans balance	$54,897	$11,036	$238,108	$276,701	$85,135	$12,438	$678,315

	December 31, 2010 (In thousands)
		Real Estate	Real Estate
	Real Estate	Secured by	Secured by 1-4	Other Real
	Construction	Farmland	Family Residential	Estate Loans	Commercial	Consumer	Total
Ending allowance balance:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$1,876	$-	$1,099	$2,010	$108	$239	$5,332

Collectively evaluated for impairment	2,808	107	2,866	2,761	947	146	9,635

Total ending allowance balance	$4,684	$107	$3,965	$4,771	$1,055	$385	$14,967

Ending recorded investment balances:

Individually evaluated for impairment	$9,170	$-	$10,872	$8,359	$1,950	$239	$30,590

Collectively evaluated for impairment	58,940	11,532	231,748	259,903	54,435	12,164	628,722

Total ending loans balance	$68,110	$11,532	$242,620	$268,262	$56,385	$12,403	$659,312

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

	Six months ended
	June 30, 2011		June 30, 2010
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings per share	6,959,286	$0.35	6,910,524	$0.22
Effect of dilutive securities:
stock options and grants	2,866		14,153
Diluted earnings per share	6,962,152	$0.35	6,924,677	$0.22
	Three months ended
	June 30, 2011		June 30, 2010
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings per share	6,977,503	$0.17	6,911,744	$0.10
Effect of dilutive securities:
stock options and grants	2,828		12,594
Diluted earnings per share	6,980,331	$0.17	6,924,338	$0.10

At June 30, 2011 and 2010, stock options, restricted grants and warrants representing 317,541 and 106,905 shares, respectively, were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pay Middleburg Trust Company a monthly fee.  Middleburg Bank also pays interest to Middleburg Trust Company and Southern Trust Mortgage on deposit accounts that each company has at Middleburg Bank.  Southern Trust Mortgage has an outstanding line of credit of $5.0 million and a participation agreement of $50.0 million for which it pays interest to Middleburg Bank on any outstanding balance.  Middleburg Bank provides office space and data processing services to Southern Trust Mortgage for which it receives rental and fee income.  Transactions related to these relationships are eliminated to reach consolidated totals.

The following table presents segment information for the six months ended June 30, 2011 and 2010, respectively.

	For the Six Months Ended					For the Six Months Ended
	June 30, 2011					June 30, 2010

	Retail	Wealth	Mortgage	Intercompany		Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$23,120	$6	$1,325	$(538)	$23,913	$23,369	$4	$1,466	$(583)	$24,256
Trust and investment
fee income	-	1,850	-	-	1,850	-	1,734	-	(44)	1,690
Other income	1,611	365	7,168	(1)	9,143	1,680	311	7,453	(5)	9,439

Total operating income	24,731	2,221	8,493	(539)	34,906	25,049	2,049	8,919	(632)	35,385

Expenses:
Interest expense	5,367	-	654	(538)	5,483	7,259	-	690	(581)	7,368
Salaries and employee benefits	6,926	1,542	6,661	-	15,129	6,578	1,538	6,265	-	14,381
Provision for loan losses	1,541	-	-	-	1,541	2,002	-	218	-	2,220
Other	7,386	641	2,034	(1)	10,060	7,224	684	1,971	(51)	9,828

Total operating expenses	21,220	2,183	9,349	(539)	32,213	23,063	2,222	9,144	(632)	33,797

Income before income taxes
and non-controlling interest	3,511	38	(856)	-	2,693	1,986	(173)	(225)	-	1,588
Income tax expense	605	13	-	-	618	186	(24)	-	-	162
Net Income	2,906	25	(856)	-	2,075	1,800	(149)	(225)	-	1,426
Non-controlling interest in
(income)/loss of consolidated subsidiary		-	351	-	351		-	112	-	112
Net income attributable to
Middleburg Financial Corporation	$2,906	$25	$(505)	$-	$2,426	$1,800	$(149)	$(113)	$-	$1,538

Total assets	$1,130,366	$15,694	$72,652	$(74,045)	$1,144,667	$1,043,703	$15,694	$72,652	$(70,697)	$1,061,352
Capital expenditures	$691	$3	$-		$694	$430	$12	$21		$463
Goodwill and other intangibles	$-	$4,419	$1,867	$-	$6,286	$-	$4,579	$1,867	$-	$6,446

The following table presents segment information for the three months ended June 30, 2011 and 2010, respectively.

	For the Three Months Ended					For the Three Months Ended
	June 30, 2011					June 30, 2010

	Retail	Wealth	Mortgage	Intercompany		Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$11,808	$3	$634	(290)	$12,155	$11,782	$2	$691	$(351)	$12,124
Trust and investment
fee income	-	1,125	-	(142)	983	-	895	-	(20)	875
Other income	675	195	4,067	168	5,105	297	478	4,412	(5)	5,182

Total operating income	12,483	1,323	4,701	(264)	18,243	12,079	1,375	5,103	(376)	18,181

Expenses:
Interest expense	2,706	-	343	(289)	2,760	3,665	-	376	(349)	3,692
Salaries and employee benefits	3,265	933	3,615	-	7,813	3,302	965	3,190	-	7,457
Provision for loan losses	1,087	-	-	-	1,087	1,053	-	238	-	1,291
Other	3,772	343	1,062	25	5,204	3,430	455	951	(27)	4,809

Total operating expenses	10,830	1,276	5,020	(264)	16,864	11,450	1,420	4,755	(376)	17,249

Income before income taxes
and non-controlling interest	1,653	47	(319)	-	1,379	629	(45)	348	-	932
Income tax expense	283	20	-	-	301	72	3	-	-	75
Net Income	1,370	27	(319)	-	1,078	557	(48)	348	-	857
Non-controlling interest in
(income)/loss of consolidated subsidiary			121	-	121			(133)	-	(133)
Net income attributable to
Middleburg Financial Corporation	$1,370	$27	$(198)	$-	$1,199	$557	$(48)	$215	$-	$724

Total assets	$1,130,366	$15,694	$72,652	$(74,045)	$1,144,667	$1,043,703	$15,694	$72,652	$(70,697)	$1,061,352
Capital expenditures	$441	$-	$-	$-	$441	$327	$11	$16	$-	$354
Goodwill and other intangibles	$-	$4,419	$1,867	$-	$6,286	$-	$4,579	$1,867	$-	$6,446

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

The defined benefit pension plan has been amended to be terminated and the amendment has been submitted to the Internal Revenue Service and the Pension Benefit Guarantee Corporation for approval.  Although an application for termination approval is in process, the date of possible Internal Revenue Service approval is unknown and there can be no assurance that the plan will be terminated during 2011.

The table below reflects the components of the Net Periodic Benefit Cost related to the Company’s defined benefit pension plan for the indicated periods.

	Six months ended June 30,
	2011	2010
	(In Thousands)

Interest cost	$91	$160
Expected return on plan assets	(29)	(197)
Amortization of unrecognized net actuarial loss	609	--
Net periodic benefit cost (income)	$671	$(34)

	Three months ended June 30,
	2011	2010
	(In Thousands)

Interest cost	$46	$80
Expected return on plan assets	(15)	(97)
Amortization of unrecognized net actuarial loss	305	--
Net periodic benefit cost (income)	$336	$(17)

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

	June 30, 2011 (In thousands)
	Total	Level I	Level II	Level III

Assets:
U.S. government agency
securities	$8,911	$-	$8,911	$-
Obligations of states and
political subdivision	61,374	-	61,374	-
Mortgage-backed securities:
Agency	182,843	-	182,843	-
Non-agency	29,786	-	29,786	-
Corporate preferred stock	42	-	42	-
Corporate securities	10,145	-	10,145	-
Trust preferred securities	292	-	292	-
Derivative financial instruments	215	-	215	-

	December 31, 2010 (In thousands)
	Total	Level I	Level II	Level III

Assets:
U.S. government agency
securities	$4,649	$-	$4,649	$-
Obligations of states and
political subdivision	59,140	-	59,140	-
Mortgage-backed securities:
Agency	152,304	-	152,304	-
Non-agency	26,081	-	26,081	-
Corporate preferred stock	13	-	13	-
Corporate securities	9,532	-	9,532	-
Trust preferred securities	323	-	323	-
Derivative financial instruments	312	-	312	-

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the six months ended June 30, 2011.  Additionally, there were no changes in unrealized gains and losses recorded in earnings for the periods ended June 30, 2011 or December 31, 2010 for Level III assets that were still held at June 30, 2011 and December 31, 2010.

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the six or three months ended June 30, 2011.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Fair value is measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level II).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level III. As of June 30, 2011, one loan with a net balance of $345,000 was categorized as a Level III valuation due to the date of the last appraisal.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level III).  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

For real estate-secured loans, if the Company does not have an adequate appraisal a new one is ordered to determine fair value.  An appraisal that would be considered adequate for real estate-secured loans is less than 12 months or one that is more than 12 months old but alternative methods with which to monitor the collateral value exist, such as reference to frequently updated tax assessments.  Appraisals that would be considered inadequate for real estate-secured loans include appraisals older than 12 months and with a property located in a jurisdiction that does not reassess property values on a regular basis, or with a property to which substantial changes have been made since the last assessment. If the loan is secured by assets other than real estate and an appraisal is neither available nor feasible, the loan is treated as unsecured.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010:

	June 30, 2011 (In thousands)
	Total	Level I	Level II	Level III

Assets:
Loans held for sale	$48,689	$-	$48,689	$-
Impaired loans	14,985	-	14,640	345

	December 31, 2010 (In thousands)
Description	Total	Level I	Level II	Level III

Assets:
Loans held for sale	$59,361	$-	$59,361	$-
Impaired loans	13,267	-	12,528	739

Other Real Estate Owned

The value of other real estate owned (“OREO”) is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser independent of the Company using observable market data (Level II).  For other real estate owned properties, the Company’s policy is to obtain “as-is” appraisals on an annual basis as opposed to “as-completed” appraisals.  This approach provides current values without regard to completion of any construction or renovation that may be in process on OREO properties.  Accordingly, the Company considers the valuations to be Level II valuations even though some properties may be in process of renovation or construction.  As of June 30, 2011, the Company had 1 OREO property considered to be in construction with a carrying value of approximately $1.1 million.

For the purpose OREO valuations, appraisals are discounted 10% for selling and holding costs and it is the policy of the Company to obtain annual appraisals for properties held in OREO.

Any fair value adjustments are recorded in the period incurred as loss on other real estate owned on the consolidated statements of income.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

	June 30, 2011 (In thousands)
	Total	Level I	Level II	Level III

Assets:
Other real estate owned	$6,255	$-	$6,255	$-

	December 31, 2010 (In thousands)
Description	Total	Level I	Level II	Level III

Assets:
Other real estate owned	$8,394	$-	$8,394	$-

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2011 and December 31, 2010, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the table below.

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows as of the indicated dates:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$58,586	$58,586	$64,724	$64,724
Securities	293,393	293,393	252,042	252,042
Loans	711,931	734,573	703,706	723,629
Accrued interest receivable	3,834	3,834	3,655	3,655
Interest rate swap	215	215	312	312

Financial liabilities:
Deposits	$908,485	$887,765	$890,306	$869,606
Securities sold under agreements
to repurchase	35,210	35,210	25,562	25,562
Short-term debt	5,692	5,692	13,320	13,320
Long-term debt	77,912	78,931	62,912	63,512
Trust preferred capital notes	5,155	5,222	5,155	5,167
Accrued interest payable	814	814	879	879

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

Note 11.                      Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company will adopt ASU 2011-02 and include the required disclosures in its consolidated financial statements for the third quarter of 2011.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at June 30, 2011 and results of operations of the Company for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2010 Form 10-K.  It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Middleburg Investment Group’s subsidiary, Middleburg Trust Company, generates fee income by providing trust and investment management services to its clients.  Investment management and trust fees are generally based upon the value of assets under administration and, therefore, can be significantly affected by fluctuation in the values of securities caused by changes in the capital markets.

Southern Trust Mortgage generates fees from the origination and sale of mortgage loans. Southern Trust Mortgage also maintains a real estate construction portfolio and receives interest and fee income from these loans, which, net of interest expense, is included in net interest income.

Net income attributable to MFC for the six months ended June 30, 2011 increased 57.7% to $2.4 million from $1.5 million over the same period in 2010.  Net income for the second quarter increased 65.6% to $1.2 million from $724,000 during the second quarter of 2010.  Earnings per fully diluted share for the six months ended June 30, 2011 was $0.35 per share versus $0.22 per share for the same period in 2010 and $0.17 per share for the quarter ended June 30, 2011 versus $0.10 per share for the quarter ended June 30, 2010.

Annualized return on total average assets for the six months ended June 30, 2011 was 0.45%, compared to 0.28% for the same period in 2010.  Annualized return on total average equity of Middleburg Financial Corporation, which excludes the non-controlling interest in Southern Trust Mortgage, for the six months ended June 30, 2011, was 4.95%, compared to 2.85% for the first six months of 2010.

As a result of the evaluation of the adequacy of the reserve for loan losses, the Company increased its reserve for loan losses by $106,000 during the six months ended June 30, 2011 from the balance at December 31, 2010.  The provision for loan losses was $1.5 million for the six months ended June 30, 2011 versus $2.2 million for the six months ended June 30, 2010 and $1.1 million for the quarter ended June 30, 2011 versus $1.3 million for the quarter ended June 30, 2010.

Net interest income for the six months ended June 30, 2011 was $18.4 million compared to $16.9 million for the six months ended June 30, 2010.  Total non-interest income decreased $136,000 to $11.0 million for the six months ended June 30, 2011 from $11.1 million for the six months ended June 30, 2010.  Total non-interest expenses increased approximately $1.0 million to $25.2 million for the six months ended June 30, 2011 from $24.2 million for the same period in 2010.

Net interest income for the three months ended June 30, 2011 was $9.4 million compared to $8.4 million for the three months ended June 30, 2010.  Total non-interest income was unchanged for the three months ended June 30, 2011 at $6.1 million compared to the same period in 2010. Total non-interest expenses increased approximately $687,000 to $13.0 million for the quarter ended June 30, 2011 from $12.3 million for the same period in 2010.

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

Intangibles and Goodwill

The Company had approximately $6.3 million in intangible assets and goodwill at June 30, 2011, a decrease of $74,000 or 1.2% since December 31, 2010.  On April 1, 2002, the Company acquired Middleburg Investment Advisors for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  On January 3, 2011, Middleburg Investment Advisors was consolidated into Middleburg Trust Company and ceased operating as an independent entity.  The goodwill and intangible assets of the former Middleburg Investment Advisors are now reflected in the records of Middleburg Trust Company.  Approximately $1.0 million of the $6.3 million in intangible assets and goodwill at June 30, 2011 was attributable directly to the Company’s investment in Middleburg Trust Company.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

As of June 30, 2011, the Company recognized two consolidated subsidiaries as reporting units for the purpose of goodwill evaluation and reporting:  Southern Trust Mortgage (“STM”) and Middleburg Investment Group (“MIG”).   MIG is the parent company of Middleburg Trust Company and the former Middleburg Investment Advisors.  The following table shows the allocation of goodwill between the two reporting units and the percentage by which the fair value of each reporting unit as of September 30, 2010 (the most recent fair value evaluation date) exceeded the carrying value as of that date:

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
Estimated fair values are as of September 30, 2010. Management does not believe the estimated fair values have changed significantly from September 30, 2010 to June 30, 2011.
(2) Includes $1.1 million of amortizing intangible assets at September 30, 2010.

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

Other-Than-Temporary Impairment (OTTI)

Approximately $1,000 in losses related to other-than-temporary impairment on trust-preferred securities was recognized for the six months ended June 30, 2011. At June 30, 2011, the Company had $521,000 in trust-preferred securities in its portfolio.

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

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company were at $1.1 billion at June 30, 2011, an increase of $40.1 million or 3.6% compared to total assets at December 31, 2010.  Total average assets increased 7.8% from $1.0 billion for the six months ended June 30, 2010 to $1.09 billion for the same period in 2011.  Total liabilities were $1.04 billion at June 30, 2011, compared to $1.00 billion at December 31, 2010.  Total average liabilities increased $82.6 million or 9.1% to $991.4 million for the six months ended June 30, 2011, compared to the same period in 2010.  Average shareholders’ equity decreased 2.8% or $2.9 million over the same periods.

Loans

Total loans, including loans held for sale at June 30, 2011 were at $727.0 million, higher by $8.3 million from the December 31, 2010 amount of $718.7 million.  Loans held for sale decreased to $48.7 million at June 30, 2011, compared to $59.4 million at December 31, 2010, a decrease of 18.0% during the period.  The primary reason for the decrease in loans held for sale was a decline in mortgage originations during the second quarter of 2011 compared to the fourth quarter of 2010. Southern Trust Mortgage originated $289.5 million in loans for the six months ended June 30, 2011, compared to $337.7 million for the six months ended June 30, 2010.  The Company experienced a decrease in real estate construction loans, which were $54.9 million at June 30, 2011, compared to $68.1 million at December 31, 2010.  Real estate mortgage loans of $514.8 million at June 30, 2011 increased from the December 31, 2010 amount of $510.9 million.  Commercial loans, which are primarily loans to businesses, increased to $85.1 million at June 30, 2011, compared to $56.4 at December 31, 2010.  Net charge-offs were $1.4 million for the six months ended June 30, 2011 versus $1.3 million for the same period in 2010.  The provision for loan losses for the six months ended June 30, 2011 was $1.5 million compared to $2.2 million for the same period in 2010 and $1.1 million for the three months ended June 30, 2011 compared to $1.3 million for the three months ended June 30, 2011.  The allowance for loan losses at June 30, 2011 was $15.1 million or 2.22% of total loans outstanding, excluding loans held for sale, compared to $15.0 million and 2.27% at December 31, 2010.

The following table presents information on the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets
Middleburg Financial Corporation

	June 30,	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Nonperforming assets:
Nonaccrual loans	$32,298	$29,385	$8,606	$6,890	$6,635
Restructured loans (1)	112	1,254	2,096	-	-
Accruing loans greater than
90 days past due	3,230	909	908	1,117	30

Total nonperforming loans	$35,640	$31,548	$11,610	$8,007	$6,665

Foreclosed property	6,255	8,394	6,511	7,597	-

Total nonperforming assets	$41,895	$39,942	$18,121	$15,604	$6,665

Allowance for loan losses	$15,073	$14,967	$9,185	$10,020	$7,093

Nonperforming loans to
period end portfolio loans	5.25%	4.78%	1.80%	1.19%	1.03%

Allowance for loan losses
to nonperforming loans	42.29%	47.44%	79.11%	125.14%	106.42%

Nonperforming assets to
period end assets	3.66%	3.62%	1.86%	1.58%	0.79%

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

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each period presented:

	Allowance for Loan Losses

	Six Months	Year
	Ended	Ended
	June 30, 2011	December 31, 2010

Balance, beginning of year	$14,967	$9,185

Provision for loan losses	1,541	12,005

Charge-offs:
Real estate loans:
Construction	202	1,226
Secured by 1-4 family residential	947	3,256
Other real estate loans	23	460
Commercial loans	82	942
Consumer loans	300	500
Total charge-offs	$1,554	$6,384

Recoveries:
Real estate loans:
Construction	$24	$-
Secured by 1-4 family residential	12	37
Other real estate loans	49	4
Commercial loans	20	68
Consumer loans	14	52
Total recoveries	$119	$161
Net charge-offs	1,435	6,223
Balance, end of period	$15,073	$14,967

Ratio of allowance for loan losses
to portfolio loans outstanding at end of period	2.22%	2.27%

Ratio of net charge offs to average
portfolio loans outstanding during the period	0.44%	0.96%

The following table shows the balance of the allowance for loan losses allocated to each major loan type and the percent of loans in each category to total loans as of June 30, 2011 and December 31, 2010:

	Allocation of Allowance for Loan Losses

		Percent of loans		Percent of loans
	March 31,	in each category	December 31,	in each category
	2011	to total loans	2010	to total loans
Commercial, financial and agricultural	$1,493	14.18%	$1,162	5.40%
Real estate construction	2,027	8.09%	4,684	16.80%
Real estate mortgage	11,418	75.90%	8,736	74.54%
Consumer loans	135	1.83%	385	3.26%
Totals	$15,073	100.00%	$14,967	100.00%

Non-performing Loans

Non-performing loans were $35.6 million at June 30, 2011 compared to $35.5 million at March 31, 2011, and $31.6 million at December 31, 2010.

Non-accrual loans were $32.3 million at the end of the second quarter compared to $29.4 million as of December 31, 2010, representing an increase of 9.9% during the first six months of 2011.   The primary reason for the increase in non-accrual loans in the second quarter was because a large credit that was more than 90 days delinquent in the first quarter, was moved to non-accrual status in the second quarter.

Restructured Loans

Included in the “Nonperforming Assets” table above are troubled debt restructurings (“TDR’s”) that were classified as impaired.  The total balance of TDR’s at June 30, 2011 was $8.5 million of which $8.4 million were included in the Company’s non-accrual loan totals at that date and $112,000 represented loans performing as agreed to the restructured terms. This compares with $4.5 million in total restructured loans at December 31, 2010, an increase of $4.0 million or 88.9%.  The amount of the valuation allowance related to total TDR’s was $1.4 million and $532,000 as of June 30, 2011 and December 31, 2010 respectively.

The $8.4 million in nonaccrual TDR’s as of June 30, 2011 is comprised of $1.5 million in real estate construction loans, $1.7 million in 1-4 family real estate loans, and $5.2 million in non-residential real estate loans.  The $112,000 in TDR’s which were performing as agreed under restructured terms as of June 30, 2011 represents one 1-4 family real estate loan.  All loans classified as TDR’s are considered to be impaired as of June 30, 2011.

The Company requires six timely consecutive monthly payments before a restructured loan that has been placed on non-accrual can be returned to accrual status.  No restructured loans were charged off during the quarter or six month period ended June 30, 2011.  The Company does not utilize formal modification programs or packages when loans are considered for restructuring.  Any loan restructuring is based on the borrower’s circumstances and may include modifications to more than one of the terms and conditions of the loan.

The Company has not performed any commercial real estate or other type of loan workout whereby the existing loan would have been structured into multiple new loans.

Securities

Securities, excluding Federal Reserve and Federal Home Loan Bank stock, increased to $293.4 million at June 30, 2011 compared to $252.0 million at December 31, 2010, an increase of 16.4% during the period. The balance in interest-bearing bank balances decreased to $39.0 million as of June 30, 2011 versus $42.8 million for the same period in 2010.  The Company sold $15.9 million in securities, received proceeds of $27.9 million from maturities and principal payments, and purchased securities of $80.3 million for the six months ended June 30, 2011.  Approximately $1,000 in losses related to other-than-temporary impairments on trust-preferred securities was recognized for the six months ended June 30, 2011.  At June 30, 2011, the Company had $521,000 in trust-preferred securities in its portfolio of which $277,000 are considered other-than-temporarily impaired.

The Company will continue to maintain its securities portfolio as a source of liquidity and collateral.  At June 30, 2011, the year-to-date tax equivalent yield on the securities portfolio was 3.73%.

Premises and Equipment

Premises and equipment increased by $281,000 from $21.1 million at December 31, 2010 to $21.4 million at June 30, 2011.  The increase is the net of the change in accumulated depreciation and additions to premises and equipment during the period.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased $74,000 to $6.3 million at June 30, 2011 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment Advisors.

Other Real Estate Owned

Other real estate owned decreased by $2.1 million to $6.3 million at June 30, 2011 from $8.4 million at December 31, 2010.  The change in balance is the net of real estate loans charged-off and subsequently added to other real estate owned, valuation adjustments and sales of other real estate owned properties during the period.  During the six months ended June 30, 2011, the Company received proceeds of $1.1 million from the sale of other real estate owned properties and incurred a net loss of $233,000 on the sales. Valuation adjustments to properties held in OREO were approximately $350,000 during the six months ended June 30, 2011.

Other Assets

Other assets decreased $1.3 million to $35.4 million at June 30, 2011, when compared to December 31, 2010.  The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $15.8 million and net deferred tax assets in the amount of $7.5 million at June 30, 2011.

Deposits

Deposits increased by $18.2 million to $908.5 million at June 30, 2011 from $890.3 million at December 31, 2010.  Average deposits for the six months ended June 30, 2011 increased 5.6% or $46.2 million compared to average deposits for the six months ended June 30, 2010.  Average interest bearing deposits were $746.7 million for the six months ended June 30, 2011 compared to $712.4 million for the six months ended June 30, 2010.

  The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank.  The overall balance of this product was $33.5 million at June 30, 2011 and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet.

Time deposits decreased $6.3 million from December 31, 2010 to $316.8 million at June 30, 2011.  Time deposits include brokered certificates of deposit, which decreased $29.5 million or 24.1% to $92.8 million at June 30, 2011 from the December 31, 2010 amount of $122.3 million.  The brokered certificates of deposit have maturities ranging from one month to five years.  Securities sold under agreements to repurchase (“Repo Accounts”) increased $9.6 million from $25.6 million at December 31,

2010 to $35.2 million at June 30, 2011.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.  All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

Short-term Borrowings and Long-term Debt

The Company had no FHLB overnight advances at June 30, 2011 and December 31, 2010, respectively.  Southern Trust Mortgage has a line of credit with a regional bank that is primarily used to fund its loans held for sale.  At June 30, 2011, this line had an outstanding balance of $5.7 million compared to $13.3 million at December 31, 2010.  The line of credit is based on the London Inter-Bank Offered Rate (“LIBOR”).  Southern Trust Mortgage also has a $5.0 million line of credit and a $50.0 million participation agreement with Middleburg Bank.  The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.  Long-term debt increased by $15.0 million at June 30, 2011 from $62.9 million at December 31, 2010.  The increase in long-term debt was used to fund loan originations and securities purchases.

Other Liabilities

Other liabilities increased by $86,000 to $7.4 million at June 30, 2011, when compared to December 31, 2010.

Non-controlling Interest in Consolidated Subsidiary

The Company, through Middleburg Bank owns 62.3% of the issued and outstanding membership interest units in Southern Trust Mortgage.  The remaining 37.7% of issued and outstanding membership interest units are owned by other partners.  The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.”  The non-controlling interest is reflected in total shareholders’ equity.  Southern Trust Mortgage also has preferred stock of $865,000 issued and outstanding at June 30, 2011. The Company, through Middleburg Bank owns 70.4% of the issued and outstanding preferred stock in Southern Trust Mortgage.  The remaining 29.6% of issued and outstanding preferred stock is owned by other partners.  The preferred stock held by these other partners is reflected in other liabilities.

Capital

Total shareholders’ equity, including the non-controlling interest in Southern Trust Mortgage, was $104.8 million at June 30, 2011.  This amount represents an increase of 4.8% from the December 31, 2010 amount of $100.0 million. Middleburg Financial Corporation’s shareholders’ equity, which excludes the non-controlling interest, was $102.7 million at June 30, 2011, compared to $97.0 million at December 31, 2010.  The book value of common shareholders was $14.68 per share at June 30, 2011 and $14.02 at December 31, 2010.  The following table shows the Company’s risk-based capital ratios as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Total risk-based capital ratio	14.2%	14.1%

Tier 1 risk-based capital ratio	12.9%	12.8%

Tier 1 leverage ratio	9.1%	9.0%

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.

Net interest income for the six months ended June 30, 2011 was $18.4 million, compared to $16.9 million for the same period in 2010.  Total interest income for the six months ended June 30, 2011 was $23.9 million compared to $24.3 million for the six months ended June 30, 2010 representing a decrease of 1.4%.  Total interest expense was $5.5 million for the six months ended June 30, 2011 compared to $7.4 million for the same period in 2010 representing a decrease of 25.6%.  Average earning assets increased by $81.3 million to $1.0 billion for the six months ended June 30, 2011 from $931.3 million for the six months ended June 30, 2010.  Average interest bearing liabilities increased by $69.9 million or 8.8% to $861.8 million for the six months ended June 30, 2011 when compared to the same period in 2010.

Net interest income for the three months ended June 30, 2011 was $9.4 million, compared to $8.4 million for the same period in 2010.  Total interest income for the three months ended June 30, 2011 was $12.2 million compared to $12.1 million for the three months ended June 30, 2010.  Total interest expense was $2.8 million for the three months ended June 30, 2011 compared to $3.7 million for the same period in 2010 representing a decrease of 25.2%.  Average earning assets increased by $74.5 million to $1.03 billion for the three months ended June 30, 2011 from $955.1 million for the three months ended June 30, 2010.  Average interest bearing liabilities increased by $65.3 million or 8.0% to $876.9 million for the three months ended June 30, 2011 when compared to the same period in 2010.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated.  Non-accrual loans are included in the loan balances.

	MIDDLEBURG FINANCIAL CORPORATION
	Average Balances, Income and Expenses, Yields and Rates
	Six Months Ended June 30
		2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (2)	Balance	Expense	Rate (3)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$215,085	$3,222	3.02%	$131,074	$2,070	3.18%
Tax-exempt (1)	54,691	1,765	6.51%	60,067	1,959	6.58%
Total securities	$269,776	$4,987	3.73%	$191,141	$4,029	4.25%
Loans (3)	698,183	19,466	5.62%	694,025	20,829	6.05%
Interest bearing deposits in
other financial institutions	44,619	60	0.27%	46,128	63	0.28%
Total earning assets	$1,012,578	$24,513	4.88%	$931,294	$24,921	5.40%
Less: allowances for credit losses	(14,710)			(9,532)
Total nonearning assets	94,830			91,554
Total assets	$1,092,698			$1,013,316

Liabilities:
Interest-bearing deposits:
Checking	$290,710	$976	0.68%	$283,089	$1,180	0.84%
Regular savings	93,129	392	0.85%	73,802	372	1.02%
Money market savings	59,451	195	0.66%	51,321	222	0.87%
Time deposits:
$100,000 and over	135,205	1,238	1.85%	160,065	2,291	2.89%
Under $100,000	168,156	1,838	2.20%	144,086	2,185	3.06%
Total interest-bearing deposits	$746,651	$4,639	1.25%	$712,363	$6,250	1.77%

Short-term borrowings	5,789	117	4.08%	5,428	111	4.12%
Securities sold under agreements
to repurchase	31,141	125	0.81%	23,319	81	0.70%
Long-term debt	78,205	602	1.55%	50,781	926	3.68%
Federal funds purchased	2	-	0.00%	23	-	0.00%
Total interest-bearing liabilities	$861,788	$5,483	1.28%	$791,914	$7,368	1.88%
Non-interest bearing liabilities
Demand Deposits	122,370			110,496
Other liabilities	7,250			6,444
Total liabilities	$991,408			$908,854
Non-controlling interest	2,397			2,698
Shareholders' equity	98,893			101,764
Total liabilities and shareholders'
equity	$1,092,698			$1,013,316

Net interest income		$19,030			$17,553

Interest rate spread			3.60%			3.52%
Cost of funds			1.12%			1.65%
Interest expense as a percent of
average earning assets			1.09%			1.60%
Net interest margin			3.79%			3.80%

(1) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2) All yields and rates have been annualized on a 365 day year.
(3) Total average loans include loans on non-accrual status.

	MIDDLEBURG FINANCIAL CORPORATION
	Average Balances, Income and Expenses, Yields and Rates
	Three months ended June 30,
		2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (2)	Balance	Expense	Rate (3)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$225,332	$1,787	3.18%	$142,279	$1,112	3.13%
Tax-exempt (1)	55,400	915	6.62%	56,248	909	6.48%
Total securities	$280,732	$2,702	3.86%	$198,527	$2,021	4.08%
Loans (3)	701,701	$9,731	5.56%	709,042	$10,384	5.87%
Interest bearing deposits in
other financial institutions	47,222	32	0.27%	47,566	28	0.24%
Total earning assets	$1,029,655	$12,465	4.86%	$955,135	$12,433	5.22%
Less: allowances for credit losses	(14,672)			(9,956)
Total nonearning assets	94,479			92,346
Total assets	$1,109,462			$1,037,525

Liabilities:
Interest-bearing deposits:
Checking	$294,374	$490	0.67%	$286,485	$579	0.81%
Regular savings	96,570	205	0.85%	77,173	188	0.98%
Money market savings	58,046	94	0.65%	51,683	107	0.83%
Time deposits:
$100,000 and over	139,718	633	1.82%	158,698	1,141	2.88%
Under $100,000	167,780	910	2.17%	151,141	1,062	2.82%
Total interest-bearing deposits	$756,488	$2,332	1.24%	$725,180	$3,077	1.70%

Short-term borrowings	5,840	53	3.64%	6,030	67	4.46%
Securities sold under agreements
to repurchase	32,956	69	0.84%	24,977	61	0.98%
Long-term debt	81,638	306	1.50%	55,375	488	3.53%
Federal funds purchased	3	-	0.00%	35	-	0.00%
Total interest-bearing liabilities	$876,925	$2,760	1.26%	$811,597	$3,692	1.82%
Non-interest bearing liabilities
Demand deposits	122,380			114,953
Other liabilities	7,863			6,328
Total liabilities	$1,007,168			$932,878
Non-controlling interest	1,999			2,671
Shareholders' equity	100,295			101,976
Total liabilities and shareholders'
equity	$1,109,462			$1,037,525

Net interest income		$9,705			$8,741

Interest rate spread			3.60%			3.40%
Cost of funds			1.11%			1.60%
Interest expense as a percent of
average earning assets			1.07%			1.55%
Net interest margin			3.78%			3.67%

(1) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2) All yields and rates have been annualized on a 365 day year.
(3) Total average loans include loans on non-accrual status.

For the six months ended June 30, 2011, interest income from loans was $19.5 million compared to $20.8 million for the six months ended June 30, 2010.  For the three months ended June 30, 2011, interest income from loans was $9.7 million compared to $10.4 million for the three months ended June 30, 2010. The tax equivalent weighted average yield of loans decreased 43 basis points from 6.05% for the six months ended June 30, 2010 to 5.62% for the six months ended June 30, 2011.

For the six month period ended June 30, 2011, interest income from the securities portfolio and invested liquid funds increased by $1.0 million to $4.4 million compared to the same period in 2010.  For the three month period ended June 30, 2011, interest income from the securities portfolio and invested liquid funds increased by $684,000 to $2.4 million compared to the same period in 2010.  The tax equivalent yield on securities for the six months ended June 30, 2011 decreased 52 basis points to 3.73% compared to 4.25% for the six months ended June 30, 2010.

Interest expense on deposits was $2.3 million for the three months ended June 30, 2011.  The mix of demand and savings deposits versus time deposits changed slightly to 65.1% in demand and savings deposits, and 34.9% in time deposits at June 30, 2011.  At December 31, 2010, the mix was 63.7% in savings and demand deposits, versus 36.3% in time deposits.     Interest expense on deposits for the six months ended June 30, 2011, decreased $1.6 million or 25.7% compared to the same period in 2010.  Interest expense on deposits for the three months ended June 30, 2011, decreased $745,000 or 24.2% compared to the same period in 2010.  For the six months ended June 30, 2011, average deposits increased $46.2 million to $869.0 million, compared to the same period in 2010.

Interest expense for securities sold under agreements to repurchase increased to $125,000 for the six months ended June 30, 2011 from $80,000 for the six months ended June 30, 2010.  Interest expense related to short-term borrowings increased $5,000 from $111,000 for the six months ended June 30, 2010 to $116,000 for the six months ended June 30, 2011. Interest expense related to long-term debt decreased $324,000 from $926,000 for the six months ended June 30, 2010 to $602,000 for the six months ended June 30, 2011.

Interest expense for securities sold under agreements to repurchase increased to $69,000 for the three months ended June 30, 2011 from $60,000 for the three months ended June 30, 2010.  Interest expense related to short-term borrowings decreased $14,000 from $67,000 for the three months ended June 30, 2010 to $53,000 for the three months ended June 30, 2011. Interest expense related to long-term debt decreased $182,000 from $488,000 for the three months ended June 30, 2010 to $306,000 for the three months ended June 30, 2011.

The net interest margin, on a tax equivalent basis, was 3.78% for the three months ended June 30, 2011 compared to 3.67% for the three-month period ended June 30, 2010.  The net interest margin was 3.79% for the six months ended June 30, 2011 compared to 3.80% for the six months ended June 30, 2010.  The average yield on earning assets was 4.86% for the quarter ended June 30, 2011 compared to   5.22% for the quarter ended June 30, 2010, representing a decrease of 36 basis points from the quarter ended June 30, 2010. The decrease in yields on earning assets from the quarter ended June 30, 2010 reflected a decrease of 22 basis points in the yield of the securities portfolio and a 31 basis point decrease in yields for the loan portfolio. The Company’s net interest margin is not a measurement under accounting principles generally accepted in the United States, but it is a common measure used by the financial service industry to determine how profitably earning assets are funded.  The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is non taxable, the tax equivalent net interest income is considered in the calculation of this ratio.  Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense.  The tax rate utilized in calculating the tax benefit is 34.0% for all periods presented.

The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to
Tax Equivalent Net Interest Income

	For the six months ended
	June 30,
	2011	2010
GAAP measures:	(in thousands)
Interest Income – Loans	$19,466	$20,829
Interest Income - Investments & Other	4,447	3,427
Interest Expense – Deposits	4,640	6,251
Interest Expense - Other Borrowings	843	1,117
Total Net Interest Income	$18,430	$16,888
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	600	665
Total Tax Benefit Realized on Non-Taxable Interest Income	$600	$665
Total Tax Equivalent Net Interest Income	$19,030	$17,553

	For the three months ended
	June 30,
	2011	2010
GAAP measures:	(in thousands)
Interest Income – Loans	$9,731	$10,384
Interest Income - Investments & Other	2,424	1,740
Interest Expense – Deposits	2,332	3,077
Interest Expense - Other Borrowings	428	615
Total Net Interest Income	$9,395	$8,432
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	310	309
Total Tax Benefit Realized on Non-Taxable Interest Income	$310	$309
Total Tax Equivalent Net Interest Income	$9,705	$8,741

When comparing the six months ended June 30, 2011 to the same period  in 2010, the Company’s total average earning assets increased $81.3 million, while the yield on average earnings assets decreased by 52 basis points when comparing the same periods.  Average balances in interest checking, regular savings and money market accounts increased by $35.1 million when comparing the six months ended June 30, 2011 to the same period in 2010.  The weighted average cost of these accounts for the six months ended June 30, 2011 and 2010 was .71% and 0.88%, respectively.  The average balance of certificates of deposits decreased by $790,000 when comparing the six months ended June 30, 2011 to the six months ended June 30, 2010. The weighted average cost of the Company’s certificates of deposits decreased by

93 basis points to 2.04% for the six months ended June 30, 2011 versus the six months ended June 30, 2010.

When comparing the three months ended June 30, 2011 to the same period  in 2010, the Company’s total average earning assets increased $74.5 million, while the yield on average earnings assets decreased by 36 basis points when comparing the same periods.  Average balances in interest checking, regular savings and money market accounts increased by $33.6 million when comparing the three months ended June 30, 2011 to the same period in 2010.  The weighted average cost of these accounts for the three months ended June 30, 2011 and 2010 was .70% and 0.84%, respectively.  The average balance of certificates of deposits decreased by $2.3 million when comparing the three months ended June 30, 2011 to the three months ended June 30, 2010. The weighted average cost of the Company’s certificates of deposits decreased by 84 basis points to 2.01% for the three months ended June 30, 2011 versus the three months ended June 30, 2010.

Other Income

Other income includes, among other items, fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company.  Other income also includes income from the Company’s 62.3% ownership interest in Southern Trust Mortgage, LLC.  Other income decreased 1.2% to $11.0 million for the six months ended June 30, 2011 compared to the same period in 2010 and was unchanged for the three months ended June 30, 2011 compared to the second quarter of 2010.

Trust and investment service fees earned by Middleburg Trust Company (“MTC”) increased by 12.3% compared to the quarter ended June 30, 2010.  Trust and investment service fees increased by 9.5% when comparing the six months ended June 30, 2011 to the same period in 2010.  Trust and investment service fees are based primarily upon the market value of the accounts under administration.  Total consolidated assets under administration by MTC were at $1.4 billion at June 30, 2011, an increase of 12.0% relative to December 31, 2010 and an increase of 27.2% relative to June 30, 2010.

Service charges on deposits increased 12.4% to $526,000 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.  For the six months ended June 30, 2011, service charges on deposits increased 11.7% compared to the same period in 2010.

The Company sold $15.9 million in securities and purchased $80.3 million in securities during the six months ended June 30, 2011.  The Company realized a net gain of $122,000 on the sale of securities in the six months ended June 30, 2011.  The Company has identified three other-than-temporarily impaired securities in its portfolio and has recognized decreases in the fair market value of the security through earnings. During the six months ended June 30, 2011, the Company realized a loss of $1,000 related to the other-than-temporarily impaired securities.

Commissions on investment sales increased 10.8% to $185,000 for the three months ended June 30, 2011, compared to $167,000 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, commissions on investment sales increased 17.4% compared to the six months ended June 30, 2010.

The revenues and expenses of Southern Trust Mortgage for the six months ended June 30, 2011 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Non-controlling Interest in Consolidated Subsidiary.”  Southern Trust Mortgage originated $153.0 million in mortgage loans during the quarter ended June 30,

2011 compared to $188.3 million originated during the quarter ended June 30, 2010. Originations for the six months ended June 30, 2011 were $289.5 million versus $337.7 million originated during the six months ended June 30, 2010.  Gains on mortgage loan sales increased by 2.4% when comparing the quarter ended June 30, 2011 to the quarter ended June 30, 2010 and by 4.8% when comparing the six months ended June 30, 2011 to June 30, 2010.  The increase in gain-on-sale revenue in 2011 was driven by an increase in margins over the prior year.

Income earned from the Bank’s $16.1 million investment in Bank Owned Life Insurance (BOLI) contributed $262,000 to total other income for the six months ended June 30, 2011.  The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004, $485,000 in the second quarter of 2007, $453,000 in the fourth quarter of 2009, and $682,000 in the second quarter of 2010 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Other service charges, commissions and fees decreased 2.7% to $249,000 for the six months ended June 30, 2011, compared to $256,000 for the same period in 2010.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total other expense increased by $687,000 from $12.3 million for the three months ended June 30, 2010 to $13.0 million for the three months ended June 30, 2011.  When taken as a percentage of total average assets on an annualized basis, other expense was 4.6% of total average assets for the six months ended June 30, 2011 versus 4.8% for the same period in 2010.  Total other expense increased $980,000 from $24.2 million for the six months ended June 30, 2010 to $25.2 million for the six months ended June 30, 2011.

Salaries and employee benefit expenses increased by $748,000 or 5.2% when comparing the first half of 2011 to the same period ended June 30, 2010.  Salaries and employee benefit expenses also increased $356,000 or 4.8% when comparing the quarter ended June 30, 2011 to the same period in 2010.

Net occupancy expense increased by $150,000 or 10.1% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  For the six months ended June 30, 2011, net occupancy expense increased $222,000 or 7.2 % to $3.3 million compared to the same period ended June 30, 2010.  The year to date increase is the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Other tax expense increased 1.2% to $402,000 for the six months ended June 30, 2011 from $397,000 for the six months ended June 30, 2010.  Other tax expense includes the state franchise tax paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax.  The tax is based on each subsidiary’s equity capital at January 1st of each year, net of adjustments.

Advertising expense increased $37,000 to $285,000 for the three months ended June 30, 2011 compared to $248,000 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, advertising expense was $441,000, compared to $428,000 for the six months ended June 30, 2010.

Other real estate owned expense increased by $311,000 to $606,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in expenses was primarily due to increases in legal expenses related to foreclosure, valuation adjustments and losses on the sales of these assets. For the six months ended June 30, 2011, other real estate owned expense increased $445,000 to $950,000 compared to the same period in 2010.

FDIC insurance expense increased by $6,000 to $358,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  For the six months ended June 30, 2011 compared to the same period in 2010, FDIC insurance expense decreased $388,000 or 33.6%.

Other expenses decreased 2.9% or $105,000 to $3.5 million for the six months ended June 30, 2011 compared to the same period in 2010.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2011 was $15.1 million, or 2.22% of total portfolio loans, compared to $15.0 million, or 2.27% of total portfolio loans at December 31, 2010.  The provision for loan losses was $1.54 million for the six months ended June 30, 2011, compared to $2.22 million for the six months ended June 30, 2010.  For the six months ended June 30, 2011, net loan charge-offs totaled $1.43 million compared to net loan charge-offs of $1.33 million for the same period in 2010.  There were $3.2 million in loans past due 90 days or more and still accruing at June 30, 2011, compared to $909,000 at December 31, 2010.  Non-performing loans were $35.6 million at June 30, 2011, compared to $31.5 million at December 31, 2010.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at June 30, 2011.  Loans classified as loss, doubtful, substandard and special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.  Approximately $1.4 million has been included in the allowance for loan losses related to restructured loans.

Non-performing assets increased from $39.9 million or 3.6% of total assets at December 31, 2010 to $41.9 million or 3.7% of total assets as of June 30, 2011.  The increase was primarily due to two loan relationships that were classified as non-performing during the second quarter of 2011.  Non-accrual loans increased from $29.4 million at December 31, 2010 to $32.3 million at June 30, 2011.

Capital Resources

Total shareholders’ equity at June 30, 2011 and December 31, 2010 was $104.8 million and $100.0 million, respectively.  Total common shares outstanding at June 30, 2011 were 6,996,932.

At June 30, 2011, the Company’s tier 1 and total risk-based capital ratios were 12.9% and 14.2%, respectively, compared to 12.8% and 14.1% at December 31, 2010.  The Company’s leverage ratio was 9.1% at June 30, 2011 compared to 9.0% at December 31, 2010.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which enables it to take advantage of business opportunities and indicates it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines totaled $24.0 million, none of which were outstanding at June 30, 2011.  At June 30, 2011 and December 31, 2010, the Company had $35.2 million and $25.6 million, respectively, of outstanding borrowings pursuant to repurchase agreements.

The Company has a credit line in at the Federal Home Loan Bank of Atlanta with an available borrowing capacity of $150.5 million as of June 30, 2011.  This line may be utilized for short and/or long-term borrowing.  The Company utilized the credit line for both overnight and long-term funding throughout the first six months of 2011.  Southern Trust Mortgage has a $25.0 million revolving line of credit with a regional bank, which is primarily used to fund its loans held for sale.  Middleburg Bank guarantees up to $10 million of borrowings on this line. At June 30, 2011, this line had an outstanding balance of $5.7 million and is included in total short-term borrowings on the Company’s balance sheet.  Short-term and long-term advances averaged $5.8 million and $78.2 million, respectively, for the six months ended June 30, 2011.

At June 30, 2011, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 44.1% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit (excluding standby letters of credit) decreased $6.8 million to $76.5 million at June 30, 2011 compared to $83.3 million at December 31, 2010.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $2.0 million at June 30, 2011 representing a decrease of $400,000 from December 31, 2010.

Contractual obligations, representing long term debt obligations, operating leases, and capital notes, increased $14.0 million to $110.5 million at June 30, 2011 compared to $96.5 million at December 31, 2010.   These results do not include changes in certificates of deposit and short-term borrowings.  The increase resulted from additional long term debt of $15.0 million assumed during the six months ended June 30, 2011 and a slight decline in contractual lease obligations.  Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the Company’s 2010 Form 10-K.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.  The model prepared for June 30, 2011 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  A parallel shift in rates over a 12-month period is assumed.  The following reflects the Company’s net interest income sensitivity analysis as of June 30, 2011 and December 31, 2010.

	Estimated Net Interest Income Sensitivity
Rate Change	As of June 30, 2011	As of December 31, 2010
+ 200 bp	(7.3%)	(6.4%)
- 200 bp	(11.6%)	(12.4%)

At June 30, 2011, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could decrease by 7.3% on average over the next 12 months.  For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 11.6% on average over the next 12 months.  While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is properly structured and is working to minimize risks to rising rates in the future.

Based upon a June 30, 2011 simulation, the Company could expect an average negative impact to net interest income of $2.7 million over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $4.2 million over the next 12 months. The Company’s specific goal is to lower (where possible) the cost of its borrowed funds.

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
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2011	/s/ Gary R. Shook
Gary R. Shook
President & Chief Executive Officer

Date: August 9, 2011	/s/ Raj Mehra
Raj Mehra
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.