Form 10-Q
period 2011-09-30
MIDDLEBURG FINANCIAL CORP
filed 2011-11-08
CIK 914138

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   6,996,932 shares of Common Stock as of November 4, 2011.

Index

MIDDLEBURG FINANCIAL CORPORATION

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
MIDDLEBURG FINANCIAL CORPORATION
Consolidated Balance Sheets
(In thousands, except for share and per share data)

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$5,334	$21,955
Interest-bearing deposits with other institutions	36,024	42,769
Total cash and cash equivalents	41,358	64,724
Securities available for sale	303,014	252,042
Loans held for sale	66,910	59,361
Restricted securities, at cost	7,227	6,296
Loans receivable, net of allowance for loan losses of $15,124 at
September 30, 2011 and $14,967 at December 31, 2010	660,689	644,345
Premises and equipment, net	21,464	21,112
Goodwill and identified intangibles	6,244	6,360
Other real estate owned, net of valuation allowance of
$1,057 at September 30, 2011 and $1,486 at December 31, 2010	6,096	8,394
Prepaid federal deposit insurance	4,227	5,154
Accrued interest receivable and other assets	36,427	36,779

TOTAL ASSETS	$1,153,656	$1,104,567

LIABILITIES
Deposits:
Non-interest-bearing demand deposits	$145,393	$130,488
Savings and interest-bearing demand deposits	455,893	436,718
Time deposits	308,410	323,100
Total deposits	909,696	890,306
Securities sold under agreements to repurchase	31,286	25,562
Short-term borrowings	12,864	13,320
FHLB Borrowings	77,912	62,912
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	9,170	7,319
Commitments and contingent liabilities	-	-
TOTAL LIABILITIES	1,046,083	1,004,574

SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized,
7,000,824 issued; 6,996,932 and 6,925,437 outstanding at
September 30, 2011 and December 31, 2010, respectively)	17,331	17,314
Capital surplus	43,274	43,058
Retained earnings	40,373	37,593
Accumulated other comprehensive income (loss)	4,327	(1,012)
Total Middleburg Financial Corporation shareholders' equity	105,305	96,953
Non-controlling interest in consolidated subsidiary	2,268	3,040

TOTAL SHAREHOLDERS' EQUITY	107,573	99,993

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,153,656	$1,104,567

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Operations
(In thousands, except for per share data)

	Unaudited		Unaudited
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$29,378	$30,661	$9,912	$9,832
Interest and dividends on securities available for sale
Taxable	4,877	3,194	1,727	1,166
Tax-exempt	1,757	1,914	592	621
Dividends	108	75	36	32
Interest on deposits in banks and federal funds sold	90	99	30	36
Total interest and dividend income	36,210	35,943	12,297	11,687

INTEREST EXPENSE
Interest on deposits	6,927	9,410	2,287	3,160
Interest on securities sold under agreements to
repurchase	209	144	84	63
Interest on short-term borrowings	174	245	58	134
Interest on long-term debt	914	1,298	312	372
Total interest expense	8,224	11,097	2,741	3,729

NET INTEREST INCOME	27,986	24,846	9,556	7,958
Provision for loan losses	2,565	11,350	1,024	9,130

NET INTEREST INCOME (LOSS) AFTER PROVISION
FOR LOAN LOSSES	25,421	13,496	8,532	(1,172)

NONINTEREST INCOME
Service charges on deposit accounts	1,553	1,396	538	487
Trust services income	2,813	2,497	963	807
Gains on loans held for sale	12,286	11,621	5,501	5,147
Gains on securities available for sale, net	263	757	141	288
Total other-than-temporary impairment losses	(33)	(857)	(16)	(557)
Portion of (gain) loss recognized in other
comprehensive income	11	(117)	(5)	(169)
Net impairment losses	(22)	(974)	(21)	(726)
Commissions on investment sales	552	453	187	142
Fees on mortgages held for sale	325	1,311	84	477
Other service charges, commissions and fees	347	353	98	97
Bank-owned life insurance	385	391	123	136
Other operating income	111	221	6	42
Total noninterest income	18,613	18,026	7,620	6,897

NONINTEREST EXPENSE
Salaries and employees' benefits	23,837	22,046	8,708	7,665
Net occupancy and equipment expense	5,016	4,651	1,700	1,557
Advertising	887	685	446	257
Computer operations	1,073	1,008	365	340
Other real estate owned	1,639	1,171	689	666
Other taxes	607	598	205	201
Federal deposit insurance expense	1,009	1,521	244	368
Other operating expenses	5,198	6,916	1,720	3,333
Total noninterest expense	39,266	38,596	14,077	14,387

Income (loss) before income taxes	4,768	(7,074)	2,075	(8,662)
Income tax expense (benefit)	1,072	(3,135)	454	(3,297)

NET INCOME (LOSS)	3,696	(3,939)	1,621	(5,365)
Net (income) loss attributable to non-
controlling interest	128	(311)	(223)	(423)
Net income (loss) attributable to Middleburg
Financial Corporation	$3,824	$(4,250)	$1,398	$(5,788)

Earnings (loss) per share:
Basic	$0.55	$(0.61)	$0.20	$(0.83)
Diluted	$0.55	$(0.61)	$0.20	$(0.83)
Dividends per common share	$0.15	$0.30	$0.05	$0.10

See accompanying notes to the consolidated financial statements.

Index

Middleburg Financial Corporation
Consolidated Statement of Changes in Shareholders' Equity
For the Nine Months Ended June 30, 2011 and 2010
(In Thousands, Except Share Data)
(Unaudited)

	Middleburg Financial Corporation Shareholders
				Accumulated
				Other			Total
	Common	Capital	Retained	Comprehensive	Comprehensive	Noncontrolling	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Interest	(Loss) Income	Total
Balances - December 31, 2009	$17,273	$42,807	$42,706	$(2,474)		$3,047		$103,359
Comprehensive income
Net income (loss)			(4,250)		$(4,250)	311	$(3,939)	(3,939)
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax, $2,051)				3,983	3,983		3,983	3,983
Reclassification adjustment (net of tax, $257)				(500)	(500)		(500)	(500)
Unrealized losses on securities
for which other-than-temporary impairment
has been recognized in earnings (net of tax, $ 371)				720	720		720	720
Total other comprehensive income				4,203	4,203	-	$4,203	4,203
Total comprehensive income (loss)					$(47)	311	$264	264
Cash dividends declared			(2,078)					(2,078)
Exercise of stock options (2,750 shares)	7	22						29
Vesting of restricted stock awards (3,650 shares)	9	(9)						-
Distributions to non-controlling interest						(254)		(254)
Share-based compensation	-	110						110
Balances - September 30, 2010	$17,289	$42,930	$36,378	$1,729		$3,104		$101,430

Balances - December 31, 2010	$17,314	$43,058	$37,593	$(1,012)		$3,040		$99,993
Comprehensive income
Net income (loss)			3,824		$3,824	(128)	$3,696	3,696
Other comprehensive income net of tax:
Unrealized holding gains arising during the
period (net of tax, $3,035)				5,891	5,891	-	5,891	5,891
Reclassification adjustment (net of tax, $89)				(174)	(174)	-	(174)	(174)
Unrealized losses on securities
for which other-than-temporary impairment
has been recognized in earnings (net of tax, $7)				15	15	-	15	15
Unrealized (loss) on interest rate swap (net of tax, 203)				(393)	(393)	-	(393)	(393)
Total other comprehensive income				5,339	5,339	-	5,339	5,339
Total comprehensive income (loss)					$9,163	(128)	$9,035	9,035
Cash dividends declared			(1,044)					(1,044)
Vesting of restricted stock awards (7,923 shares)	19	(19)						-
Cancellation of restricted stock (946 shares)	(2)	(12)						(14)
Distributions to non-controlling interest						(644)		(644)
Share-based compensation	-	247						247
Balances - September 30, 2011	$17,331	$43,274	$40,373	$4,327		$2,268		$107,573

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
	Unaudited
	For the nine months ended
	September 30,	September 30,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$3,696	$(3,939)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,391	1,323
Equity in (undistributed earnings) of affiliate	(21)	145
Provision for loan losses	2,565	11,350
Net (gain) on securities available for sale	(263)	(757)
Other than temporary impairment loss	22	974
Net loss (gain) on disposal of assets	45	(7)
Premium amortization on securities, net	2,029	1,583
Origination of loans held for sale	(470,006)	(555,310)
Proceeds from sales of loans held for sale	474,743	534,489
Net (gains) on mortgages held for sale	(12,286)	(11,621)
Share-based compensation	247	110
Net loss on sale of other real estate owned	336	185
Valuation adjustment on other real estate owned	774	760
Decrease in prepaid FDIC insurance	927	1,418
Changes in assets and liabilities:
(Increase) in other assets	(3,303)	(5,226)
Increase in other liabilities	1,851	1,261
Net cash provided by (used in) operating activities	$2,747	$(23,262)

Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns
and calls of securities available for sale	$42,050	$39,656
Proceeds from sale of securities
available for sale	26,154	56,502
Purchase of securities available for sale	(112,259)	(161,152)
Purchase of restricted stock	(931)	- -
Proceeds from disposition of fixed assets	57	- -
Purchases of bank premises and equipment	(1,430)	(546)
Net (increase) in loans	(20,641)	(19,247)
Proceeds from sale of other real estate owned	2,917	1,049
Purchase of bank-owned life insurance	- -	(682)
Net cash (used in) investing activities	$(64,083)	$(84,420)

See Accompanying Notes to Consolidated Financial Statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Continued)
(In Thousands)
	For the nine months ended
	September 30,	September 30,
	2011	2010
Cash Flows from Financing Activities
Net increase in non-interest-bearing and interest-
bearing demand deposits and savings accounts	$34,080	$41,664
Net (decrease) increase in certificates of deposit	(14,690)	49,628
Increase in securities sold under agreements
to repurchase	5,724	8,217
Proceeds from short-term borrowings	67,470	83,395
Payments on short-term borrowings	(67,926)	(65,058)
Proceeds from FHLB borrowings	40,000	17,912
Payments on FHLB borrowings	(25,000)	- -
Distributions to non-controlling interest	(644)	(254)
Payment of dividends on common stock	(1,044)	(2,078)
Net proceeds from issuance of common stock	- -	29
Net cash provided by financing activities	$37,970	$133,455

(Decrease) increase in cash and and cash equivalents	(23,366)	25,773

Cash and Cash Equivalents
Beginning	64,724	43,210

Ending	$41,358	$68,983

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$8,345	$11,144
Income taxes	$450	$-

Supplemental Disclosure of Noncash Transactions
Unrealized gain on securities available for sale	$8,685	$6,367
Change in market value of interest rate swap	$(596)	$-
Transfer of loans to other real estate owned	$2,266	$3,625
Loans originated from sale of other real estate owned	$533	$-

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

Note 1.                                General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010, and, changes in shareholders’ equity and cash flows for the nine months ended September 30, 2011 and 2010, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued.  Management has concluded there were no additional material subsequent events to be disclosed at this time.

Note 2.                                Stock–Based Compensation Plan

As of September 30, 2011, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan.  Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company.  The Company may grant awards of up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company granted 54,500 shares of restricted stock to executive officers and certain other employees on May 1, 2011.  The terms of the grant awards provide for 100% cliff vesting on December 31, 2016 but vesting may be accelerated on a graduated basis if certain predefined performance targets are met during the service period.  As of September 30, 2011, no shares were vested under these awards.  Service-based stock awards are entitled to voting and dividend rights on all shares granted as of the grant date. Under the terms of these grant awards, unearned restricted stock grants are forfeited if the employee leaves the Company prior to vesting.

Additionally, 1,063 shares of service-based restricted stock were issued to the Chairman of the Board of Directors on May 1, 2011.  The shares will vest at 100% on May 1, 2012.

The Company recognized $247,000 for stock-based compensation expenses for the nine months ended September 30, 2011.

Index

The following table summarizes stock options awarded under the 2006 Equity Compensation Plan and remaining unexercised options under the 1997 Stock Incentive Plan at the end of the reporting period.

	September 30, 2011
		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding at beginning of year	165,915	$20.18
Granted	--	--
Exercised	--	--
Forfeited	(5,744)	(14.00)
Outstanding at end of period	160,171	$20.40	$--

As of the end of the reporting period, 130,086 options were vested and exercisable representing 100,000 shares issued under the original 1997 plan and 30,086 vested options under the 2006 Plan.  At September 30, 2011 the weighted average exercise price of these stock options was greater than the aggregate market price.  The weighted average remaining contractual term for options outstanding and exercisable at September 30, 2011 was 2.6 years.  As of September 30, 2011 there was $27,000 of total unrecognized compensation expense related to stock option awards under the 2006 Equity Compensation Plan.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

	September 30, 2011
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at beginning of year	38,580	$15.13
Granted	55,563	15.06
Vested	(7,923)	(18.38)
Forfeited	--	--
Non-vested at end of period	86,220	$14.79	$1,293,000

The weighted average remaining contractual term for non-vested restricted stock at September 30, 2011 was 3.32 years.  As of September 30, 2011, there was $1,162,000 of total unrecognized compensation expense related to the non-vested restricted stock awards under the 2006 Equity Compensation Plan.

Index

Note 3.                                Securities

Amortized costs and fair values of securities available for sale at September 30, 2011 are summarized as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale
U.S. government agencies	$7,219	$307	$(2)	$7,524
Obligations of states and
political subdivisions	63,153	2,329	(78)	65,404
Mortgage-backed securities:
Agency	184,456	6,024	(197)	190,283
Non-agency	29,931	40	(693)	29,278
Corporate preferred stock	68	-	(31)	37
Corporate securities	10,612	10	(383)	10,239
Trust-preferred securities	501	-	(252)	249
Total	$295,940	$8,710	$(1,636)	$303,014

Amortized costs and fair values of securities available for sale at December 31, 2010 are summarized as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale
U.S. government agencies	$4,699	$17	$(67)	$4,649
Obligations of states and
political subdivisions	61,187	174	(2,221)	59,140
Mortgage-backed securities:
Agency	150,952	1,722	(370)	152,304
Non-agency	26,168	150	(237)	26,081
Corporate preferred stock	39	-	(26)	13
Corporate securities	9,609	7	(84)	9,532
Trust-preferred securities	998	-	(675)	323
Total	$253,652	$2,070	$(3,680)	$252,042

The amortized cost and fair value of securities available for sale as of September 30, 2011, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

Index

	September 30, 2011
	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less	$3,020	$3,036
Due after one year through
five years	13,098	13,275
Due after five years through
ten years	34,525	35,945
Due after ten years	30,341	30,911
Mortgage-backed securities	214,387	219,561
Corporate preferred stock	68	37
Trust preferred securities	501	249
Total	$295,940	$303,014

Proceeds from the sale of securities during the nine months ended September 30, 2011 were $26.2 million and net gains of $263,000 were realized on those sales.  The tax expense applicable to the net realized gains amounted to $89,000.  Additionally, $22,000 in losses on securities with other than temporary impairment was recognized during the nine months ended September 30, 2011.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $124.4 million at September 30, 2011.

At September 30, 2011, investments in an unrealized loss position that were temporarily impaired are as follows:

	September 30, 2011 (In thousands)
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2011	Value	Losses	Value	Losses	Value	Losses

U.S. government agencies	$390	$(1)	$55	$(1)	$445	$(2)
Obligations of states and
political subdivisions	42	-	2,217	(78)	2,259	(78)
Mortgage backed securities:
Agency	9,294	(197)	-	-	9,294	(197)
Non-agency	15,708	(175)	4,804	(518)	20,512	(693)
Corporate preferred stock	-	-	8	(31)	8	(31)
Corporate securities	4,928	(72)	2,159	(311)	7,087	(383)
Trust-preferred securities	-	-	249	(252)	249	(252)

Total	$30,362	$(445)	$9,492	$(1,191)	$39,854	$(1,636)

At December 31, 2010, investments in an unrealized loss position that were temporarily impaired are as follows:

Index
	December 31, 2010 (In thousands)
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2010	Value	Losses	Value	Losses	Value	Losses

U.S. government agencies	$3,408	$(67)	$-	$-	$3,408	$(67)
Obligations of states and
political subdivisions	40,579	(1,)	4,266	(345)	44,845	(2,221)
Mortgage backed securities:
Agency	50,338	(370)	-	-	50,338	(370)
Non-agency	18,341	(237)	-	-	18,341	(237)
Corporate preferred stock	-	-	12	(26)	12	(26)
Corporate securities	9,385	(84)	-	-	9,385	(84)
Trust-preferred securities	-	-	323	(675)	323	(675)

Total	$122,051	$(2,634)	$4,601	$(1,046)	$126,652	$(3,680)

A total of 50 securities have been identified by the Company as temporarily impaired at September 30, 2011.  Of the 50 securities, 47 are investment grade and 3 are speculative grade.  Agency, non-agency mortgage-backed securities, and municipal securities make up the majority of temporarily impaired securities at September 30, 2011.  The speculative grade securities are asset backed securities that are collateralized by trust preferred issuances of financial institutions.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales are anticipated or required as of September 30, 2011.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

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

All of the pooled trust preferred securities in the Company’s portfolio have floating rate coupons. In performing the present value analysis of expected cash flows, we incorporate expected deferral and default rates. The deferral/default assumptions for each pooled trust preferred security were developed by reviewing the underlying collateral or issuing banks. The present value of expected future cash flows is discounted at the effective purchase yield, which in the case of the floating rate securities is equal to the credit spread at time of purchase plus the current 3-month LIBOR rate.    We then compare the present value to the current book value for purposes of determining if there is an other-than-temporary

Index

impairment (“OTTI”).  The discount rate used to determine OTTI for all periods is the effective purchase yield or the credit spread at time of purchase plus the 3-month LIBOR rate.

The Company reviewed the list of issuers underlying each trust preferred security as of September 30, 2011, and ranked each bank in order of expectations for future defaults and deferrals. We reviewed data on each bank such as earnings, capital ratios, credit metrics and loan loss reserves. We then assigned a default rate to each ranking, then the default rates were applied to each bank that was performing as of the reporting date.  Finally, we summed the defaults and divided by the total remaining performing collateral in each pool. For Trust Preferred IV, the expected default rate was 50 basis points, for Trust Preferred V, the expected default rate was 0 basis points, for Trust Preferred XXII, the expected default rate was 75 basis points, and for MM Community Funding Class A, the expected default rate was 150 basis points.  MM Community Funding Class B was sold during the period and is not presented in the tables below.

In connection with the preparation of the financial statements included in this Form 10-Q and using the evaluation procedures described above, the Company identified three securities with other-than-temporary impairment within its portfolio.  During the nine months ended September 30, 2011, the Company recognized credit related impairment losses of $22,000 compared to $974,000 for the nine months ended September 30, 2010 related to these securities.  Additionally, two securities previously recognized as other than temporarily impaired were sold during the nine months ended September 30, 2011.  These securities had a cumulative other-than-temporary impairment related to credit loss of $1.5 million.  An additional $16,000 loss was recognized in earnings upon sale of these two securities.

The following table provides further information on the Company’s trust preferred securities that are considered other-than-temporarily impaired as of September 30, 2011 (in thousands):

						Cumulative	Amount
		Current				Other	of OTTI	(1)	(2)		Expected
		Moody's	Par	Book	Fair	Comprehensive	Related to	Excess	Inst.	Deferrals/	Default	Expected	Lag
Security	Class	Rating	Value	Value	Value	Loss	Credit Loss	Subord.	Perf.	Defaults	Rate	Recovery	Years
MM Community Funding LTD	A	B1	208	188	125	$ 63	20	126.56%	7	25.32%	1.50%	15%	2
Trust Preferred XXII	D	C	1,979	-	-	-	1,979	-39.52%	57	32.70%	0.75%	15%	2
Trust Preferred V	Mez	Caa3	304	69	6	63	367	-760.20%	-	100.00%	0.00%	15%	2
			$ 2,491	$ 257	$ 131	$ 126	$ 2,366

(1) Excess subordination. See explanation in text below tables.
(2) Number of institutions in class performing.

The Company also has the following investment in a trust preferred security not considered other than-temporarily impaired as of September 30, 2011 (in thousands):

						Cumulative
		Current				Other		(1)		Expected
	Tranche	Moody's	Par	Book	Fair	Comprehensive	Institutions	Excess	Deferrals/	Default	Expected	Lag
Security	Level	Rating	Value	Value	Value	Loss	Performing	Subord.	Defaults	Rate	Recovery	Years
Trust Preferred IV	Mez	Ca	$ 244	$ 244	$ 118	$ 126	4	19.42%	27.10%	0.50%	15%	2

			$ 244	$ 244	$ 118	$ 126

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

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

OTTI Credit Losses Recognized in Earnings
Rollforward

Amount recognized through December 31, 2010	$3,871
Additions related to intial impairments	-
Additions related to subsequent impairments	22
Deductions for bonds sold during period (1)	(1,527)

Net impairment losses recognized in earnings through September 30, 2011	$2,366

(1)	Two securities were sold during March, 2011 with a combined cumulative OTTI related to credit loss of $1,527,000. An additional $16,000 was recognized as a loss in earnings upon sale of these bonds.

At September 30, 2011, the Company concluded that no other adverse change in cash flows occurred during the quarter and did not consider any other securities other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell these securities and it is  more likely than not the Company will not be required to sell these securities before recovery of amortized cost basis, which may be at maturity; and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other than temporarily impaired at September 30, 2011.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future.

Index

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

	September 30, 2011		December 31, 2010
	Outstanding	Percent of	Outstanding	Percent of
	Balance	Total Portfolio	Balance	Total Portfolio
	(In Thousands)		(In Thousands)
Real estate loans:
Construction	$48,572	7.2%	$68,110	10.3%
Secured by farmland	10,377	1.5	11,532	1.7
Secured by 1-4 family residential	239,738	35.5	242,620	36.8
Other real estate loans	273,823	40.5	268,262	40.7
Commercial loans	91,296	13.5	56,385	8.6
Consumer loans	12,007	1.8	12,403	1.9
	675,813	100.0%	659,312	100.0%
Less allowance for loan losses	15,124		14,967

Net loans	$660,689		$644,345

Loans presented in the table above exclude loans held for sale.  The Company had $66.9 million and $59.4 million in mortgages held for sale at September 30, 2011 and December 31, 2010, respectively.

The following table presents a contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2011 and December 31, 2010.

	September 30, 2011 (In thousands)
	30-59 Days	60-89 Days	90 Days	Total Past		Total
	Past Due	Past Due	Or Greater	Due	Current	Loans

Real estate loans:
Construction	$1,440	$-	$2,789	$4,229	$44,343	$48,572
Secured by farmland	415	-	-	415	9,962	10,377
Secured by 1-4 family residential	6,502	1,340	10,313	18,155	221,583	239,738
Other real estate loans	899	3,375	1,719	5,993	267,830	273,823
Commercial loans	1,863	221	203	2,287	89,009	91,296
Consumer loans	6	-	-	6	12,001	12,007
	-	-	-	-	-	-
Total	$11,125	$4,936	$15,024	$31,085	$644,728	$675,813

	December 31, 2010 (In thousands)
	30-59 Days	60-89 Days	90 Days	Total Past		Total
	Past Due	Past Due	Or Greater	Due	Current	Loans

Real estate loans:
Construction	$83	$7,423	$1,791	$9,297	$58,813	$68,110
Secured by farmland	-	-	-	-	11,532	11,532
Secured by 1-4 family residential	2,938	-	7,729	10,667	231,953	242,620
Other real estate loans	4,438	3,887	1,385	9,710	258,552	268,262
Commercial loans	1,801	28	243	2,072	54,313	56,385
Consumer loans	22	41	242	305	12,098	12,403
	-	-	-	-	-	-
Total	$9,282	$11,379	$11,390	$32,051	$627,261	$659,312

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of September 30, 2011 and December 31, 2010:

Index

	September 30, 2011		December 31, 2010
		Past due 90		Past due 90
		days or more		days or more
	Nonaccrual	and still accruing	Nonaccrual	and still accruing
	(In Thousands)
Real estate loans:
Construction	$4,229	$-	$8,871	$-
Secured by farmland	-	-	-	-
Secured by 1-4 family residential	16,063	1,561	10,817	676
Other real estate loans	8,046	-	7,509	218
Commercial loans	2,147	-	1,950	12
Consumer loans	-	-	239	3

Total	$30,485	$1,561	$29,386	$909

If interest on nonaccrual loans had been accrued, such income would have approximated $1.5 million and $1.2 million for the nine months ended September 30, 2011 and 2010 respectively.

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

Loss: Loans are classified as loss when they are deemed uncollectable and are charged off immediately.

The following tables present a summary of loan classifications by class of loan as of September 30, 2011 and December 31, 2010:

	September 30, 2011 (In Thousands)
		Real Estate	Real Estate
	Real Estate	Secured by	Secured by 1-4	Other Real
	Construction	Farmland	Family Residential	Estate Loans	Commercial	Consumer	Total

Pass	$26,615	$9,565	206,466	$239,591	$84,218	$11,928	$578,383
Special Mention	6,524	812	9,939	20,836	4,478	66	42,655
Substandard	14,402	-	21,685	13,143	2,299	13	51,542
Doubtful	1,031	-	1,648	253	301	-	3,233
Loss	-	-	-	-	-	-	-
Ending Balance	$48,572	$10,377	239,738	$273,823	$91,296	$12,007	$675,813

Index

	December 31, 2010 (In thousands)
		Real Estate	Real Estate
	Real Estate	Secured by	Secured by 1-4	Other Real
	Construction	Farmland	Family Residential	Estate Loans	Commercial	Consumer	Total

Pass	$31,744	$10,070	212,531	$244,982	$50,660	$12,016	$562,003
Special Mention	15,580	1,462	14,810	13,067	3,394	92	48,405
Substandard	20,561	-	14,616	9,939	2,331	295	47,742
Doubtful	225	-	663	274	-	-	1,162
Loss	-	-	-	-	-	-	-
Ending Balance	$68,110	$11,532	242,620	$268,262	$56,385	$12,403	$659,312

The following table presents loans identified as impaired by class of loan as of and for the nine months ended September 30, 2011:

	September 30, 2011 (In thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate loans:
Construction	$3,300	$3,960	$-	$4,248	$-
Secured by farmland	-	-	-	-	-
Secured by 1-4 family residential	3,894	4,487	-	4,254	-
Other real estate loans	2,987	3,030	-	3,978	-
Commercial loans	1,723	1,723	-	1,721	-
Consumer loans	-	-	-	-	-

Total with no related allowance	11,904	13,200	-	14,201	-

With an allowance recorded:
Real estate loans:
Construction	929	959	416	930	-
Secured by farmland	-	-	-	-	-
Secured by 1-4 family residential	12,573	14,377	3,030	13,248	8
Other real estate loans	5,059	5,059	1,033	4,540	-
Commercial loans	424	446	406	426	-
Consumer loans	-	-	-	-	-

Total with a related allowance	18,985	20,841	4,885	19,144	8

Total	$30,889	$34,041	$4,885	$33,345	$8

The following table presents loans identified as impaired by class of loan as of and for the year ended December 31, 2010:

Index
	December 31, 2010 (In thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate loans:
Construction	$3,415	$3,415	$-	$3,470	$4
Secured by farmland	-	-	-	-
Secured by 1-4 family residential	5,450	6,281	-	5,992	-
Other real estate loans	1,303	1,303	-	1,316	-
Commercial loans	1,823	1,844	-	2,032	-
Consumer loans	-	-	-	28	-

Total with no related allowance	11,991	12,843	-	12,838	4

With an allowance recorded:
Real estate loans:
Construction	5,755	6,366	1,876	6,108	-
Secured by farmland	-	-	-	-
Secured by 1-4 family residential	5,422	6,518	1,099	6,076	-
Other real estate loans	7,056	7,201	2,010	7,235	48
Commercial loans	127	127	108	128	-
Consumer loans	239	239	239	240	-

Total with a related allowance	18,599	20,452	5,332	19,787	48

Total	$30,590	$33,295	$5,332	$32,625	$52

The “Recorded Investment” amounts in the tables above represent the outstanding principal balance on each loan represented in the tables plus any accrued interest receivable on such loans.  The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the tables plus any amounts that have been charged off on each loan.

Troubled Debt Restructurings

Included in certain loan categories in the impaired loans table above are troubled debt restructurings (“TDR’s”) that were classified as impaired.  The total balance of TDR’s at September 30, 2011 was $8.4 million of which $8.0 million were included in the Company’s non-accrual loan totals at that date and $404,000 represented loans performing as agreed to the restructured terms. This compares with $4.5 million in total restructured loans at December 31, 2010, an increase of $3.9 million or 86.7%.  The amount of the valuation allowance related to total TDR’s was $1.5 million and $532,000 as of September 30, 2011 and December 31, 2010 respectively.

The $8.0 million in nonaccrual TDR’s as of September 30, 2011 is comprised of $572,000 million in real estate construction loans, $3.9 million in 1-4 family real estate loans, $2.3 million in non-residential real estate loans, $764,000 in commercial loans, and $416,000 in consumer loans.  The $404,000 in TDR’s which were performing as agreed under restructured terms as of September 30, 2011 is represented by  two 1-4 family real estate loans.  The Company considers all loans classified as TDR’s to be impaired as of September 30, 2011.

As a result of adopting the amendments in ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” The Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance using review procedures in effect at that time.

Index

The following table presents by class of loan, information related to loans modified in a TDR during the nine and three months ended September 30, 2011:

Loans modified as TDR's
For the nine months ended
September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Class of Loan	Contracts	Investment	Investment
(In thousands)
Real estate loans:
Construction	-	$-	$-
Secured by farmland	-	-	-
Secured by 1-4 family residential	4	284	293
Other real estate loans	5	5,282	5,282
Total real estate loans	9	5,566	5,575

Commercial loans	-	-	-
Consumer loans	-	-	-
Total	9	$5,566	$5,575

Loans modified as TDR's
For the three months ended
September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Class of Loan	Contracts	Investment	Investment
(In thousands)
Real estate loans:
Construction	-	$-	$-
Secured by farmland	-	-	-
Secured by 1-4 family residential	4	284	293
Other real estate loans	-	-	-
Total real estate loans	4	284	293

Commercial loans	-	-	-
Consumer loans	-	-	-
Total	4	$284	$293

During the nine months ended September 30, 2011, the Company modified nine loans that were considered to be TDR’s.  We extended the term and lowered the interest rate for all nine loans.

During the nine months ended September 30, 2011, the Company identified as a TDR one loan for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying this loan as a TDR, the Company evaluated it for impairment. The accounting amendments require prospective application of the impairment measurement guidance for those loans newly identified as impaired. As of September 30, 2011, the recorded investment in the loan for which the allowance was previously measured under a general allowance methodology and is now considered impaired and measured under a specific allowance methodology was $293,000, and the allowance for loan losses associated with that loan, on the basis of a current evaluation of loss was $127,000.

Index
As of September 30, 2011, $5.3 million of loans restructured as TDR’s during the nine month period are included in the Company’s non-accrual loans total.  The balance of the loans identified as TDR’s during that period are reflected as non-performing assets which are performing as agreed under the restructured terms.

No loans modified in as TDR’s from October 1, 2010 through September 30, 2011 subsequently defaulted (i.e. 90 days or more past due following a restructuring) during the nine and three months ended September 30, 2011.

Management considers troubled debt restructurings and subsequent defaults in restructured loans in the determination of the adequacy of the Company’s allowance for loan losses.  When identified as a TDR, a loan is evaluated for potential loss based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs if the loan is collateral dependent.  Loans identified as TDR’s frequently are on non-accrual status at the time of the restructuring and, in some cases, partial charge-offs may have already been taken against the loan and a specific allowance may have already been established for the loan.  As a result of any modification as a TDR, the specific reserve associated with the loan may be increased.  Additionally, loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future defaults.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  As a result, any specific allowance may be increased, adjustments may be made in the allocation of the total allowance balance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Management exercises significant judgment in developing estimates for potential losses associated with TDR’s.

Index
Note 5.                                Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan class and, for the ending loan balances, based on impairment evaluation method as of September 30, 2011 and December 31, 2010.  A rollforward of the changes in the allowance for loan losses balance by class of loan is also presented for the period ended September 30, 2011.

	September 30, 2011 (In Thousands)
		Real Estate	Real Estate
	Real Estate	Secured by	Secured by 1-4	Other Real
	Construction	Farmland	Family Residential	Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2010	$4,684	$107	$3,965	$4,771	$1,055	$385	$14,967
Chargeoffs	(363)	-	(1,417)	(396)	(82)	(314)	(2,572)
Recoveries	28	-	13	78	23	22	164
Provision	(2,137)	3	4,389	(279)	547	42	2,565
Balance at September 30, 2011	$2,212	$110	$6,950	$4,174	$1,543	$135	$15,124

Ending allowance balance:
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$416	$-	$3,031	$1,033	$405	$-	$4,885

Collectively evaluated for impairment	1,796	110	3,919	3,141	1,138	135	10,239

Total ending allowance balance	$2,212	$110	$6,950	$4,174	$1,543	$135	$15,124

Ending loan recorded investment balances:

Individually evaluated for impairment	$4,229	$-	$16,466	$8,046	$2,147	$-	$30,889

Collectively evaluated for impairment	44,343	10,377	223,272	265,777	89,149	12,007	644,924

Total ending loans balance	$48,572	$10,377	$239,738	$273,823	$91,296	$12,007	$675,813

	December 31, 2010 (In thousands)
		Real Estate	Real Estate
	Real Estate	Secured by	Secured by 1-4	Other Real
	Construction	Farmland	Family Residential	Estate Loans	Commercial	Consumer	Total
Ending allowance balance:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$1,876	$-	$1,099	$2,010	$108	$239	$5,332

Collectively evaluated for impairment	2,808	107	2,866	2,761	947	146	9,635

Total ending allowance balance	$4,684	$107	$3,965	$4,771	$1,055	$385	$14,967

Ending recorded investment balances:

Individually evaluated for impairment	$9,170	$-	$10,872	$8,359	$1,950	$239	$30,590

Collectively evaluated for impairment	58,940	11,532	231,748	259,903	54,435	12,164	628,722

Total ending loans balance	$68,110	$11,532	$242,620	$268,262	$56,385	$12,403	$659,312

Changes in the allowance for loan losses for the year ended December 31, 2010 is summarized as follows:

Index
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

Index
	Nine months ended
	September 30, 2011		September 30, 2010
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings (loss) per share	6,968,999	$0.55	6,931,239	$(0.61)
Effect of dilutive securities:
stock options and grants	2,296		0
Diluted earnings (loss) per share	6,971,295	$0.55	6,931,239	$(0.61)
	Three months ended
	September 30, 2011		September 30, 2010
		Per share		Per share
	Shares	Amount	Shares	Amount

Basic earnings (loss) per share	6,996,932	$0.20	6,934,366	$(0.83)
Effect of dilutive securities:
stock options and grants	1,562		0
Diluted earnings (loss) per share	6,998,494	$0.20	6,934,366	$(0.83)

At September 30, 2011 and 2010, stock options, restricted grants and warrants representing 318,111 and 225,684 shares, respectively, were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pay Middleburg Trust Company a monthly fee.  Middleburg Bank also pays interest to Middleburg Trust Company and Southern Trust Mortgage on deposit accounts that each company has at Middleburg Bank.  Southern Trust Mortgage has an outstanding line of credit of $5.0 million and a participation agreement of $75.0 million for which it pays interest to Middleburg Bank on any

Index

outstanding balance.  Middleburg Bank provides office space and data processing services to Southern Trust Mortgage for which it receives rental and fee income.  Transactions related to these relationships are eliminated to reach consolidated totals.

The following table presents segment information for the nine months ended September 30, 2011 and 2010, respectively.

	For the Nine Months Ended					For the Nine Months Ended
	September 30, 2011					September 30, 2010

	Retail	Wealth	Mortgage	Intercompany		Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$35,076	$8	$2,008	$(882)	$36,210	$35,075	$7	$1,809	$(948)	$35,943
Trust and investment
fee income	-	2,813	-	-	2,813	-	2,546	-	(49)	2,497
Other income	2,480	552	12,770	(2)	15,800	2,065	445	13,026	(7)	15,529

Total operating income	37,556	3,373	14,778	(884)	54,823	37,140	2,998	14,835	(1,004)	53,969

Expenses:
Interest expense	8,051	-	1,055	(882)	8,224	10,854	-	1,204	(961)	11,097
Salaries and employee benefits	10,878	2,268	10,691	-	23,837	9,729	2,332	9,985	-	22,046
Provision for loan losses	2,641	-	(76)	-	2,565	11,122	-	228	-	11,350
Other	11,094	962	3,375	(2)	15,429	13,063	766	2,764	(43)	16,550

Total operating expenses	32,664	3,230	15,045	(884)	50,055	44,768	3,098	14,181	(1,004)	61,043

Income (loss) before income taxes
and non-controlling interest	4,892	143	(267)	-	4,768	(7,628)	(100)	654	-	(7,074)
Income tax expense (benefit)	986	86	-	-	1,072	(3,171)	36	-	-	(3,135)
Net Income (loss)	3,906	57	(267)	-	3,696	(4,457)	(136)	654	-	(3,939)
Non-controlling interest in
(income)/loss of consolidated subsidiary	-	-	128	-	128	-	-	(311)	-	(311)
Net income (loss) attributable to
Middleburg Financial Corporation	$3,906	$57	$(139)	$-	$3,824	$(4,457)	$(136)	$343	$-	$(4,250)

Total assets	$1,139,348	$12,378	$77,177	$(75,247)	$1,153,656	$1,079,410	$15,677	$88,905	$(72,528)	$1,111,464
Capital expenditures	$1,276	$3	$151		$1,430	$508	$13	$25	$-	$546
Goodwill and other intangibles	$-	$4,377	$1,867	$-	$6,244	$-	$4,536	$1,867	$-	$6,403

The following table presents segment information for the three months ended September 30, 2011 and 2010, respectively.

Index
	For the Three Months Ended					For the Three Months Ended
	September 30, 2011					September 30, 2010

	Retail	Wealth	Mortgage	Intercompany		Retail	Wealth	Mortgage	Intercompany
	Banking	Management	Banking	Eliminations	Consolidated	Banking	Management	Banking	Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$11,956	$2	$683	$(344)	$12,297	$11,706	$3	$343	$(365)	$11,687
Trust and investment
fee income	-	963	-	-	963	-	855	-	(48)	807
Other income	869	187	5,602	(1)	6,657	385	156	5,573	(24)	6,090

Total operating income	12,825	1,152	6,285	(345)	19,917	12,091	1,014	5,916	(437)	18,584

Expenses:
Interest expense	2,684	-	401	(344)	2,741	3,595	-	514	(380)	3,729
Salaries and employee benefits	3,952	726	4,030	-	8,708	3,151	794	3,720	-	7,665
Provision for loan losses	1,100	-	(76)	-	1,024	9,120	-	10	-	9,130
Other	3,708	321	1,341	(1)	5,369	5,904	82	793	(57)	6,722

Total operating expenses	11,444	1,047	5,696	(345)	17,842	21,770	876	5,037	(437)	27,246

Income (loss) before income taxes
and non-controlling interest	1,381	105	589	-	2,075	(9,679)	138	879	-	(8,662)
Income tax expense (benefit)	381	73	-	-	454	(3,357)	60	-	-	(3,297)
Net Income (loss)	1,000	32	589	-	1,621	(6,322)	78	879	-	(5,365)
Non-controlling interest in
(income)/loss of consolidated subsidiary	-	-	(223)	-	(223)			(423)	-	(423)
Net income (loss) attributable to
Middleburg Financial Corporation	$1,000	$32	$366	$-	$1,398	$(6,322)	$78	$456	$-	$(5,788)

Total assets	$1,139,348	$12,378	$77,177	$(75,247)	$1,153,656	$1,079,410	$15,677	$88,905	$(72,528)	$1,111,464
Capital expenditures	$585	$-	$151	$-	$736	$78	$1	$4	$-	$83
Goodwill and other intangibles	$-	$4,377	$1,867	$-	$6,244	$-	$4,536	$1,867	$-	$6,403

Note 8.                                Defined Benefit Pension Plan

The Company has a noncontributory, defined benefit pension plan covering substantially all full-time employees of Middleburg Bank and Middleburg Trust Company.  Benefit accruals and eligibility for the plan were frozen as of September 30, 2009. This had the effect of reducing the Projected Benefit Obligation by an estimated $1,577,000, which was recorded as a curtailment gain in 2009.  The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The defined benefit pension plan has been amended to be terminated and the amendment has been submitted to the Internal Revenue Service (the “IRS”) for approval. The Pension Benefit Guaranty Corporation (“the “PBGC”) was notified of the termination and the PBGC review period expired without comment.  Although the IRS application for termination approval is in process, and it is the intention of the Company to distribute the assets of the plan to participants during the fourth quarter of 2011, the date of IRS approval is unknown and there can be no assurance that the plan will be terminated or that assets will be completely distributed during 2011.

The table below reflects the components of the Net Periodic Benefit Cost related to the Company’s defined benefit pension plan for the indicated periods.

Index

	Nine months ended September 30,
	2011	2010
	(In Thousands)

Interest cost	$137	$240
Expected return on plan assets	(44)	(291)
Amortization of unrecognized net actuarial loss	914	--
Net periodic benefit cost (income)	$1,007	$(51)

	Three months ended September 30,
	2011	2010
	(In Thousands)

Interest cost	$46	$80
Expected return on plan assets	(15)	(97)
Amortization of unrecognized net actuarial loss	305	--
Net periodic benefit cost (income)	$336	$(17)

Note 9.                                Capital Purchase Program

During 2009, the Company participated in the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 and issued 22,000 shares of preferred stock to the Treasury as well as a warrant (“the Warrant”) to purchase 208,202 shares of the Company’s common stock at an initial exercise price of $15.85 per share.  As a result of the completion of the Company’s public stock offering in August 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101.  On December 23, 2009, the Company redeemed all of the shares of preferred stock issued to the Treasury.  Pursuant to the purchase agreement with the Treasury, the Company may repurchase the Warrant now that it has fully redeemed its Preferred Stock.  The price for the purchase of the Warrant is subject to negotiation and there can be no assurance that the Warrant will be repurchased.  At this time, the Company has not repurchased the Warrant and the Warrant remains outstanding to the Treasury.  The Company expects the Treasury to sell the Warrant through an auction process in the near future.

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

Index
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

Index
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	September 30, 2011 (In thousands)
	Total	Level I	Level II	Level III

Assets:
U.S. government agency
securities	$7,524	$-	$7,524	$-
Obligations of states and
political subdivision	65,404	-	65,404	-
Mortgage-backed securities:
Agency	190,283	-	190,283	-
Non-agency	29,278	-	29,278	-
Corporate preferred stock	37	-	37	-
Corporate securities	10,239	-	10,239	-
Trust preferred securities	249	-	249	-
Liabilities:
Derivative financial instruments	$284	$-	$284	-

	December 31, 2010 (In thousands)
	Total	Level I	Level II	Level III

Assets:
U.S. government agency
securities	$4,649	$-	$4,649	$-
Obligations of states and
political subdivision	59,140	-	59,140	-
Mortgage-backed securities:
Agency	152,304	-	152,304	-
Non-agency	26,081	-	26,081	-
Corporate preferred stock	13	-	13	-
Corporate securities	9,532	-	9,532	-
Trust preferred securities	323	-	323	-
Derivative financial instruments	312	-	312	-

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the nine months ended September 30, 2011.  Additionally, there were no changes in unrealized gains and losses recorded in earnings for the periods ended September 30, 2011 or December 31, 2010 for Level III assets that were still held at September 30, 2011 and December 31, 2010.

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

Index
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the nine or three months ended September 30, 2011.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of operations.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the underlying collateral.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level II).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level III. As of September 30, 2011, four impaired loans with a net balance of $463,000 were categorized as having a Level III valuation due to the date of the last appraisal.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level III).  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Impaired loans for which no further loss is expected are not considered to be measured at fair value on a nonrecurring basis.  Any fair value adjustments as a result of the evaluation process are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

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

The Company’s procedure to monitor the value of collateral for collateral dependent impaired loans between the receipt of an original appraisal and an updated appraisal is to review tax assessment records when they change annually, to obtain on a judgmental basis, independent real estate evaluations, and to monitor the general level and direction of movement of regional real estate market conditions.  At the time of any change in tax assessment, an appropriate adjustment is made to the existing appraised value and any resulting initial or additional fair value adjustment is made at that time.

Index
Information considered in a determination not to order an updated appraisal includes the availability and reliability of tax assessment records, the results of any independent real estate evaluation, and significant changes in capitalization rates for income properties since the original appraisal.  Other facts and circumstances on a case by case basis may be considered relative to a decision to order or not to order an updated appraisal.  If, in the judgment of management, a reliable collateral value estimate can not be obtained by an alternative method, an updated appraisal is obtained.

Circumstances that may warrant a re-appraisal for non-performing (impaired) loans might include foreclosure proceedings or a material adverse change in the borrower’s condition or that of the collateral underlying the loan.  Examples include bankruptcy filing by the debtor or guarantors, loss of a major tenant in an income property, or a significant increase in capitalization rates for income properties.  In some cases, management may decide that an updated appraisal for a non-performing loan is not necessary.  In such cases, an estimate of the fair value of the collateral for the loans would be made by management by reference to current tax assessment records, a current independent real estate evaluation, the latest appraised value, and knowledge of collateral value fluctuations in a loan’s market area.

For the purpose of the evaluation of the adequacy of our allowance for loan losses, new appraisals are discounted 10% for selling costs when determining the amount of the specific reserve.  Thereafter, for collateral dependent impaired loans, we consider each loan on a case-by-case basis to determine whether or not the recorded values are appropriate given current market conditions.  When warranted, new appraisals or independent real estate evaluations are obtained.  If an appraisal is less than 12 months old, the only adjustment made to appraised values is the 10% discount for selling costs.  If an appraisal is older than 12 months, management will use judgment based on knowledge of current market values and specific facts surrounding any particular property to determine if an additional valuation adjustment may be necessary.

For real estate-secured impaired loans, if the Company does not have an adequate appraisal a new one is ordered to determine fair value.  An appraisal that would be considered adequate for real estate-secured loans is one that is less than 12 months or one that is more than 12 months old but alternative methods with which to monitor the collateral value exist, such as reference to frequently updated tax assessments, or independent real estate evaluations.  Appraisals that would be considered inadequate for real estate-secured loans include appraisals older than 12 months and with a property located in a jurisdiction that does not reassess property values on a regular basis, or with a property to which substantial changes have been made since the last assessment. If the loan is secured by assets other than real estate and an appraisal is neither available nor feasible, the loan is treated as unsecured.

It is the Company’s policy to account for partially charged-off loans consistently both before and after updated appraisals are obtained.  Partially charged-off loans are placed in non-accrual status and remain in that status until the borrower has made a minimum of six consecutive monthly payments on a timely basis and there is evidence that the borrower has the ability to repay the balance of the loan plus accrued interest in full.   Partially charged-off loans are not automatically returned to accrual status when updated appraisals are obtained.

        Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Index
    The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010:

	September 30, 2011 (In thousands)
	Total	Level I	Level II	Level III

Assets:
Loans held for sale	$66,910	$-	$66,910	$-
Impaired loans	14,100	-	13,637	463

	December 31, 2010 (In thousands)
Description	Total	Level I	Level II	Level III

Assets:
Loans held for sale	$59,361	$-	$59,361	$-
Impaired loans	13,267	-	12,528	739

Other Real Estate Owned

The value of other real estate owned (“OREO”) is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level II).  For other real estate owned properties, the Company’s policy is to obtain “as-is” appraisals on an annual basis as opposed to “as-completed” appraisals.  This approach provides current values without regard to completion of any construction or renovation that may be in process on OREO properties.  Accordingly, the Company considers the valuations to be Level II valuations even though some properties may be in process of renovation or construction.  As of September 30, 2011, the Company had one OREO property considered to be in construction with a carrying value of approximately $1.1 million.

For the purpose of OREO valuations, appraisals are discounted 10% for selling and holding costs and it is the policy of the Company to obtain annual appraisals for properties held in OREO.

Any fair value adjustments are recorded in the period incurred as “Other real estate owned expenses” on the consolidated statements of operations.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

	September 30, 2011 (In thousands)
	Total	Level I	Level II	Level III

Assets:
Other real estate owned	$6,096	$-	$6,096	$-

	December 31, 2010 (In thousands)
Description	Total	Level I	Level II	Level III

Assets:
Other real estate owned	$8,394	$-	$8,394	$-

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

Index
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

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  For all other deposits, the fair value is determined using the discounted cash flow method.  The discount rate used is equal to the rate currently offered on similar products.

Securities Sold Under Agreements to Repurchase and Short-Term Debt

The carrying amounts approximate fair values.

FHLB Borrowings, Long-Term and Subordinated Debt

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the

Index
difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2011 and December 31, 2010, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the table below.

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows as of the indicated dates:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$41,358	$41,358	$64,724	$64,724
Securities	303,014	303,014	252,042	252,042
Loans	727,599	749,547	703,706	723,629
Accrued interest receivable	3,669	3,669	3,655	3,655
Interest rate swap	-	-	312	312

Financial liabilities:
Deposits	$909,696	$899,965	$890,306	$869,606
Securities sold under agreements
to repurchase	31,286	31,286	25,562	25,562
Short-term debt	12,864	12,864	13,320	13,320
FHLB borrowings	77,912	79,038	62,912	63,512
Trust preferred capital notes	5,155	5,229	5,155	5,167
Accrued interest payable	757	757	879	879
Interest rate swap	284	284	-	-

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

Index
effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, were required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

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

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Company complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

Index
In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

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

Index

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.”  The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940.  These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification.  The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act.  The Release was effective as of August 12, 2011.  The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at September 30, 2011 and results of operations of the Company for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2010 Form 10-K.  It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc., and a majority owned subsidiary, Southern Trust Mortgage, LLC.  Middleburg Bank is a community bank serving the Virginia counties of Loudoun, Fairfax, Fauquier and western Prince William as well as the town of Williamsburg, Virginia and the city of Richmond, Virginia.  The Bank operates seven financial service centers and two limited service facilities. Middleburg Investment Group is a non-bank holding

Index
company that was formed in the fourth quarter of 2005.  It has one wholly-owned subsidiary, Middleburg Trust Company which is headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities.  Southern Trust Mortgage is a regional mortgage company headquartered in Virginia Beach, Virginia and maintains offices in Virginia, Maryland, Georgia, North Carolina and South Carolina.

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

Net income attributable to the Company for the nine months ended September 30, 2011 increased to $3.8 million from a net loss of $4.3 million during the same period in 2010.  Net income attributable to the Company for the third quarter increased to $1.4 million from a net loss of $5.8 million during the third quarter of 2010.  Earnings per fully diluted share for the nine months ended September 30, 2011 was $0.55 per share versus a net loss of $0.61 per share for the same period in 2010 and $0.20 per share for the quarter ended September 30, 2011 versus a net loss of $0.83 per share for the quarter ended September 30, 2010.

Annualized return on total average assets for the nine months ended September 30, 2011 was 0.46%, compared to -0.55% for the same period in 2010.  Annualized return on total average equity of Middleburg Financial Corporation, which excludes the non-controlling interest in Southern Trust Mortgage, for the nine months ended September 30, 2011, was 5.07%, compared to -5.54% for the first nine months of 2010.

As a result of the evaluation of the adequacy of the reserve for loan losses, the Company increased its reserve for loan losses by $157,000 during the nine months ended September 30, 2011 from the balance at December 31, 2010.  The provision for loan losses was $2.6 million for the nine months ended September 30, 2011 versus $11.4 million for the nine months ended September 30, 2010 and $1.0 million for the quarter ended September 30, 2011 versus $9.1 million for the quarter ended September 30, 2010.

Index
Net interest income for the nine months ended September 30, 2011 was $28.0 million compared to $24.8 million for the nine months ended September 30, 2010.  Total non-interest income increased $587,000 to $18.6 million for the nine months ended September 30, 2011 from $18.0 million for the nine months ended September 30, 2010.  Total non-interest expenses increased approximately $670,000 to $39.3 million for the nine months ended September 30, 2011 from $38.6 million for the same period in 2010.

Net interest income for the three months ended September 30, 2011 was $9.6 million compared to $8.0 million for the three months ended September 30, 2010.  Total non-interest income increased by $723,000 to $7.6 million for the three months ended September 30, 2011 compared to $6.9 million for the three months ended September 30, 2010. Total non-interest expenses decreased approximately $310,000 to $14.1 million for the quarter ended September 30, 2011 from $14.4 million for the same period in 2010.

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

Index
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

Intangibles and Goodwill

The Company had approximately $6.2 million in intangible assets and goodwill at September 30, 2011, a decrease of $116,000 or 1.8% since December 31, 2010.

  On April 1, 2002, the Company acquired Middleburg Investment Advisors for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  On January 3, 2011, Middleburg Investment Advisors was consolidated into Middleburg Trust Company and ceased operating as an independent entity.  The goodwill and intangible assets of the former Middleburg Investment Advisors are now reflected in the records of Middleburg Trust Company.  Approximately $942,000 of the $6.2 million in intangible assets and goodwill at September 30, 2011 was attributable directly to the Company’s investment in Middleburg Trust Company.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

Index
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

As of September 30, 2011, the Company recognized two consolidated subsidiaries as reporting units for the purpose of goodwill evaluation and reporting:  Southern Trust Mortgage (“STM”) and Middleburg Investment Group (“MIG”).   MIG is the parent company of Middleburg Trust Company and the former Middleburg Investment Advisors.  The following table shows the allocation of goodwill between the two reporting units and the percentage by which the fair value of each reporting unit as of September 30, 2010 (the most recent fair value evaluation date) exceeded the carrying value as of that date.  Management does not believe the estimated fair values have changed significantly from September 30, 2010 to September 30, 2011.

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
Estimated fair values are as of September 30, 2010. Management does not believe the estimated fair values have changed significantly from September 30, 2010 to September 30, 2011.
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

Index
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

Other-Than-Temporary Impairment (OTTI)

Approximately $22,000 in losses related to other-than-temporary impairment on trust-preferred securities was recognized for the nine months ended September 30, 2011 with approximately $21,000 recognized in the third quarter. At September 30, 2011, the Company had $501,000 in trust-preferred securities in its portfolio.

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

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company were $1.2 billion at September 30, 2011, an increase of $49.1 million or 4.4% compared to total assets at December 31, 2010.  Total average assets increased 6.8% from $1.04 billion for the nine months ended September 30, 2010 to $1.11 billion for the same period in 2011.  Total liabilities were $1.05 billion at September 30, 2011, compared to $1.00 billion at December 31, 2010.  Total average liabilities increased $72.3 million or 7.8% to $1.0 billion for the nine months ended September 30, 2011, compared to $933.3 million for the same period in 2010.  Average shareholders’ equity decreased 1.7% or $1.7 million over the same periods.

Index
Loans

Total loans, including loans held for sale at September 30, 2011 were at $743.0 million, higher by $24.1 million from the December 31, 2010 amount of $718.7 million.  Loans held for sale increased to $66.9 million at September 30, 2011, compared to $59.4 million at December 31, 2010, an increase of 12.7% during the period.  The primary reason for the increase in loans held for sale was an increase in mortgage originations during the third quarter of 2011 compared to the fourth quarter of 2010. Southern Trust Mortgage originated $470.0 million in loans for the nine months ended September 30, 2011, compared to $555.4 million for the nine months ended September 30, 2010.  The Company experienced a decrease in real estate construction loans, which were $48.6 million at September 30, 2011, compared to $68.1 million at December 31, 2010.  Real estate mortgage loans of $513.6 million at September 30, 2011 increased from the December 31, 2010 amount of $510.9 million.  Commercial loans, which are primarily loans to businesses, increased to $91.3 million at September 30, 2011, compared to $56.4 million at December 31, 2010.  Net charge-offs were $2.4 million for the nine months ended September 30, 2011 versus $4.7 million for the same period in 2010.  The provision for loan losses for the nine months ended September 30, 2011 was $2.6 million compared to $11.4 million for the same period in 2010 and $1.0 million for the three months ended September 30, 2011 compared to $9.1 million for the three months ended September 30, 2010.  The allowance for loan losses at September 30, 2011 was $15.1 million or 2.24% of total loans outstanding, excluding loans held for sale, compared to $15.0 million and 2.27% at December 31, 2010.

The following table presents information on the Company’s nonperforming assets as of the dates indicated:

Index
	Nonperforming Assets
	Middleburg Financial Corporation

	September 30,	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Nonperforming assets:
Nonaccrual loans	$30,485	$29,385	$8,606	$6,890	$6,635
Restructured loans (1)	404	1,254	2,096	-	-
Accruing loans greater than
90 days past due	1,561	909	908	1,117	30

Total nonperforming loans	$32,450	$31,548	$11,610	$8,007	$6,665

Foreclosed property	6,096	8,394	6,511	7,597	-

Total nonperforming assets	$38,546	$39,942	$18,121	$15,604	$6,665

Allowance for loan losses	$15,124	$14,967	$9,185	$10,020	$7,093

Nonperforming loans to
period end portfolio loans	4.80%	4.78%	1.80%	1.19%	1.03%

Allowance for loan losses
to nonperforming loans	46.61%	47.44%	79.11%	125.14%	106.42%

Nonperforming assets to
period end assets	3.34%	3.62%	1.86%	1.58%	0.79%

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

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each period presented:

Index

Allowance for Loan Losses

	Nine Months	Year
	Ended	Ended

	September 30, 2011	December 31, 2010
Balance, beginning of year	$14,967	$9,185

Provision for loan losses	2,565	12,005

Charge-offs:

Real estate loans:
Construction	363	1,226
Secured by 1-4 family residential	1,417	3,256
Other real estate loans	396	460
Commercial loans	82	942
Consumer loans	314	500
Total charge-offs	$2,572	$6,384

Recoveries:

Real estate loans:
Construction	$28	$-
Secured by 1-4 family residential	13	37
Other real estate loans	78	4
Commercial loans	23	68
Consumer loans	22	52
Total recoveries	$164	$161

Net charge-offs	2,408	6,223

Balance, end of period	$15,124	$14,967

Ratio of allowance for loan losses
to portfolio loans outstanding at end of period	2.24%	2.27%

Ratio of net charge offs to average
portfolio loans outstanding during the period	0.48%	0.88%

The following table shows the balance of the allowance for loan losses allocated to each major loan type and the percent of loans in each category to total loans as of September 30, 2011 and December 31, 2010:

Allocation of Allowance for Loan Losses

		Percent of loans		Percent of loans
	September 30,	in each category	December 31,	in each category
	2011	to total loans	2010	to total loans
Commercial, financial and agricultural	$1,653	15.04%	$1,162	8.55%
Real estate construction	2,212	7.19%	4,684	10.33%
Real estate mortgage	11,124	75.99%	8,736	77.49%
Consumer loans	135	1.78%	385	3.63%
Totals	$15,124	100.00%	$14,967	100.00%

Index

Non-performing Loans

Non-performing loans were $32.5 million at September 30, 2011 compared to $31.6 million at December 31, 2010.

Non-accrual loans were $30.5 million at the end of the third quarter compared to $29.4 million as of December 31, 2010, representing an increase of 3.7% during the first nine months of 2011.   The primary reason for the increase in non-accrual loans during the year was because a large credit that was more than 90 days delinquent in the first quarter, was moved to non-accrual status in the second quarter of 2011.

Restructured Loans

Included in the “Nonperforming Assets” table above are troubled debt restructurings (“TDR’s”) that were classified as impaired.  The total balance of TDR’s at September 30, 2011 was $8.4 million of which $8.0 million were included in the Company’s non-accrual loan totals at that date and $404,000 represented loans performing as agreed to the restructured terms. This compares with $4.5 million in total restructured loans at December 31, 2010, an increase of $3.9 million or 86.7%.  The amount of the valuation allowance related to total TDR’s was $1.5 million and $532,000 as of September 30, 2011 and December 31, 2010 respectively.

The $8.0 million in nonaccrual TDR’s as of September 30, 2011 is comprised of $572,000 million in real estate construction loans, $3.9 million in 1-4 family real estate loans, $2.3 million in non-residential real estate loans, $764,000 in commercial loans, and $416,000 in consumer loans.  The $404,000 in TDR’s which were performing as agreed under restructured terms as of September 30, 2011 is represented by  two 1-4 family real estate loans.  The Company considers all loans classified as TDR’s to be impaired as of September 30, 2011.

The Company requires six timely consecutive monthly payments before a restructured loan that has been placed on non-accrual can be returned to accrual status.  No restructured loans were charged off during the quarter or nine month period ended September 30, 2011.  The Company does not utilize formal modification programs or packages when loans are considered for restructuring.  Any loan restructuring is based on the borrower’s circumstances and may include modifications to more than one of the terms and conditions of the loan.

The Company has not performed any commercial real estate or other type of loan workout whereby the existing loan would have been structured into multiple new loans.

Securities

Securities, excluding Federal Reserve and Federal Home Loan Bank stock, increased to $303.0 million at September 30, 2011 compared to $252.0 million at December 31, 2010, an increase of 20.2% during the period. The balance in interest-bearing bank balances decreased to $41.4 million as of September 30, 2011 versus $64.7 million at December 31, 2010.  The Company sold $26.2 million in securities, received proceeds of $42.1 million from maturities and principal payments, and purchased securities of $112.3 million for the nine months ended September 30, 2011.  Approximately $22,000 in losses related to other-than-temporary impairments on trust-preferred securities was recognized for the nine months ended September 30, 2011.  At September 30, 2011, the Company had $501,000 in trust-preferred securities in its portfolio of which $257,000 are considered other-than-temporarily impaired.

Index

The Company will continue to maintain its securities portfolio as a source of liquidity and collateral.  At September 30, 2011, the year-to-date tax equivalent yield on the securities portfolio was 3.65%.

Premises and Equipment

Net Premises and equipment increased by $352,000 from $21.1 million at December 31, 2010 to $21.5 million at September 30, 2011.  The increase is the net of the change in accumulated depreciation and additions to premises and equipment during the period.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased $116,000 to $6.2 million at September 30, 2011 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment Advisors.

Other Real Estate Owned

Other real estate owned, net of valuation allowance, decreased by $2.3 million to $6.1 million at September 30, 2011 from $8.4 million at December 31, 2010.  The change in balance is the net of foreclosed real estate loans  added to other real estate owned, valuation adjustments and sales of other real estate owned properties during the period.  During the nine months ended September 30, 2011, the Company received proceeds of $2.9 million from the sale of other real estate owned properties and incurred a net loss of $336,000 on the sales. Valuation adjustments to properties held in OREO were approximately $774,000 during the nine months ended September 30, 2011.

Other Assets

Other assets decreased $352,000 to $36.4 million at September 30, 2011, when compared to December 31, 2010.  The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $15.9 million and net deferred tax assets in the amount of $7.0 million at September 30, 2011.

Deposits

Deposits increased by $19.4 million to $909.7 million at September 30, 2011 from $890.3 million at December 31, 2010.  Average deposits for the nine months ended September 30, 2011 increased 4.9% or $40.8 million compared to average deposits for the nine months ended September 30, 2010.  Average interest bearing deposits were $754.7 million for the nine months ended September 30, 2011 compared to $727.2 million for the nine months ended September 30, 2010.

  The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank.  The overall balance of this product was $30.8 million at September 30, 2011 and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet.

Time deposits decreased $14.7 million from December 31, 2010 to $308.4 million at September 30, 2011.  Time deposits include brokered certificates of deposit and CDARS deposits, which decreased $23.1 million or 18.9% to $99.2 million at September 30, 2011 from the December 31, 2010 amount of $122.3 million.  The brokered certificates of deposit have maturities ranging from one month to five years.  Securities sold under agreements to repurchase (“Repo Accounts”) increased $5.7 million from

Index

$25.6 million at December 31, 2010 to $31.3 million at September 30, 2011.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.  All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

Short-term Borrowings and FHLB Borrowings

The Company had a short term advance from the Federal Home Loan Bank of Atlanta (“FHLB”) of $7.0 million outstanding at September 30, 2011 and no FHLB short term advances outstanding at December 31, 2010.  There were no FHLB overnight advances at September 30, 2011 and December 31, 2010, respectively.  Southern Trust Mortgage has a line of credit with a regional bank that is primarily used to fund its loans held for sale.  At September 30, 2011, this line had an outstanding balance of $5.9 million compared to $13.3 million at December 31, 2010.  The line of credit is based on the London Inter-Bank Offered Rate (“LIBOR”).  Southern Trust Mortgage also has a $5.0 million line of credit and a $75.0 million participation agreement with Middleburg Bank.  The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.  FHLB advances increased by $15.0 million at September 30, 2011 to $77.9 million from $62.9 million at December 31, 2010.  The increase was used to fund loan originations and securities purchases.

Other Liabilities

Other liabilities increased by $1.9 million to $9.2 million at September 30, 2011, when compared to December 31, 2010.

Non-controlling Interest in Consolidated Subsidiary

The Company, through Middleburg Bank owns 62.3% of the issued and outstanding membership interest units in Southern Trust Mortgage.  The remaining 37.7% of issued and outstanding membership interest units are owned by other partners.  The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.”  The non-controlling interest is reflected in total shareholders’ equity.  Southern Trust Mortgage also has preferred stock of $865,000 issued and outstanding at September 30, 2011. The Company, through Middleburg Bank owns 70.4% of the issued and outstanding preferred stock in Southern Trust Mortgage.  The remaining 29.6% of issued and outstanding preferred stock is owned by other partners.  The preferred stock held by these other partners is reflected in other liabilities.

Capital

Total shareholders’ equity, including the non-controlling interest in Southern Trust Mortgage, was $107.6 million at September 30, 2011.  This amount represents an increase of 7.6% from the December 31, 2010 amount of $100.0 million. Middleburg Financial Corporation’s shareholders’ equity, which excludes the non-controlling interest, was $105.3 million at September 30, 2011, compared to $97.0 million at December 31, 2010.  The book value of common shareholders was $15.04 per share at September 30, 2011 and $14.02 at December 31, 2010.  The following table shows the Company’s risk-based capital ratios as of September 30, 2011 and December 31, 2010:

Index
	September 30,	December 31,
	2011	2010

Total risk-based capital ratio	14.1%	14.1%

Tier 1 risk-based capital ratio	12.9%	12.8%

Tier 1 leverage ratio	9.0%	9.0%

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.

Net interest income for the nine months ended September 30, 2011 was $28.0 million, compared to $24.8 million for the same period in 2010.  Total interest income for the nine months ended September 30, 2011 was $36.2 million compared to $35.9 million for the nine months ended September 30, 2010 representing an increase of 0.7%.  Total interest expense was $8.2 million for the nine months ended September 30, 2011 compared to $11.1 million for the same period in 2010 representing a decrease of 25.9%.  Average earning assets increased by $77.1 million to $1.1 billion for the nine months ended September 30, 2011 from $955.9 million for the nine months ended September 30, 2010.  Average interest bearing liabilities increased by $59.2 million or 7.3% to $873.2 million for the nine months ended September 30, 2011 when compared to the same period in 2010.

Net interest income for the three months ended September 30, 2011 was $9.6 million, compared to $7.9 million for the same period in 2010.  Total interest income for the three months ended September 30, 2011 was $12.3 million compared to $11.7 million for the three months ended September 30, 2010.  Total interest expense was $2.7 million for the three months ended September 30, 2011 compared to $3.7 million for the same period in 2010 representing a decrease of 26.5%.  Average earning assets increased by $68.6 million to $1.07 billion for the three months ended September 30, 2011 from $1.09 billion for the three months ended September 30, 2010.  Average interest bearing liabilities increased by $38.4 million or 4.5% to $895.7 million for the three months ended September 30, 2011 when compared to the same period in 2010.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated.  Non-accrual loans are included in the loan balances.

Index
	MIDDLEBURG FINANCIAL CORPORATION
	Average Balances, Income and Expenses, Yields and Rates
	Nine Months Ended September 30
		2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (2)	Balance	Expense	Rate (3)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$224,461	$4,985	2.97%	$145,188	$3,269	3.01%
Tax-exempt (1)	55,739	2,662	6.39%	60,078	2,900	6.45%
Total securities	$280,200	$7,647	3.65%	$205,266	$6,169	4.02%
Total loans (3)	$706,995	$29,378	5.56%	$701,446	$30,661	5.84%
Interest bearing deposits in
other financial institutions	45,819	90	0.26%	49,194	99	0.27%
Total earning assets	$1,033,014	$37,115	4.80%	$955,906	$36,929	5.17%
Less: allowances for credit losses	(14,816)			(9,742)
Total nonearning assets	91,379			92,521
Total assets	$1,109,577			$1,038,685

Liabilities:
Interest-bearing deposits:
Checking	$295,782	$1,506	0.68%	$282,245	$1,748	0.83%
Regular savings	95,224	567	0.80%	75,671	544	0.96%
Money market savings	59,266	293	0.66%	52,625	323	0.82%
Time deposits:
$100,000 and over	135,973	1,831	1.80%	163,380	3,508	2.87%
Under $100,000	168,470	2,730	2.17%	153,284	3,287	2.87%
Total interest-bearing deposits	$754,715	$6,927	1.23%	$727,205	$9,410	1.73%

Short-term borrowings	5,687	174	4.07%	9,050	245	3.61%
Securities sold under agreements
to repurchase	32,859	209	0.85%	24,402	144	0.79%
Long-term debt	79,844	914	1.53%	53,236	1,298	3.26%
Federal Funds Purchased	56	-	0.00%	15	-	0.00%
Total interest-bearing liabilities	$873,161	$8,224	1.26%	$813,908	$11,097	1.82%
Non-interest bearing liabilities
Demand Deposits	125,979			112,721
Other liabilities	7,081			6,657
Total liabilities	$1,006,221			$933,286
Non-controlling interest	2,458			2,781
Shareholders' equity	100,898			102,618
Total liabilities and shareholders'
equity	$1,109,577			$1,038,685

Net interest income		$28,891			$25,832

Interest rate spread			3.54%			3.35%
Cost of Funds			1.10%			1.64%
Interest expense as a percent of
average earning assets			1.06%			1.55%
Net interest margin			3.74%			3.61%
(1) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2) All yields and rates have been annualized on a 365 day year.
(3) Total average loans include loans on non-accrual status.

Index

	MIDDLEBURG FINANCIAL CORPORATION
	Average Balances, Income and Expenses, Yields and Rates
	Three months ended September 30,
		2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (2)	Balance	Expense	Rate (3)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$242,906	$1,763	2.88%	$172,955	$1,198	2.75%
Tax-exempt (1)	57,800	897	6.16%	60,101	941	6.21%
Total securities	$300,706	$2,660	3.51%	$233,056	$2,139	3.64%
Total loans (3)	$724,450	$9,912	5.43%	$716,173	$9,832	5.45%
Interest bearing deposits in
other financial institutions	48,355	30	0.25%	55,721	36	0.25%
Total earning assets	$1,073,511	$12,602	4.66%	$1,004,950	$12,007	4.74%
Less: allowances for credit losses	(14,956)			(10,156)
Total nonearning assets	84,315			93,947
Total assets	$1,142,870			$1,088,741

Liabilities:
Interest-bearing deposits:
Checking	$305,761	$529	0.69%	$280,585	$569	0.80%
Regular savings	99,344	175	0.70%	79,348	173	0.86%
Money market savings	58,903	98	0.66%	55,190	101	0.73%
Time deposits:
$100,000 and over	137,483	593	1.71%	169,903	1,217	2.84%
Under $100,000	169,087	892	2.09%	171,379	1,100	2.55%
Total interest-bearing deposits	$770,578	$2,287	1.18%	$756,405	$3,160	1.66%

Short-term borrowings	5,576	58	4.13%	16,341	134	3.25%
Securities sold under agreements
to repurchase	36,241	84	0.92%	26,534	63	0.94%
Long-term debt	83,067	312	1.49%	58,067	372	2.54%
Federal funds purchased	239	-	0.00%	-	-	-
Total interest-bearing liabilities	$895,701	$2,741	1.21%	$857,347	$3,729	1.73%
Non-interest bearing liabilities
Demand deposits	133,365			117,110
Other liabilities	7,376			7,080
Total liabilities	$1,036,442			$981,537
Non-controlling interest	2,189			2,947
Shareholders' equity	104,239			104,257
Total liabilities and shareholders'
equity	$1,142,870			$1,088,741

Net interest income		$9,861			$8,278

Interest rate spread			3.45%			3.01%
Cost of Funds			1.06%			1.59%
Interest expense as a percent of
average earning assets			1.01%			1.47%
Net interest margin			3.64%			3.27%

(1) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2) All yields and rates have been annualized on a 365 day year.
(3) Total average loans include loans on non-accrual status.

Index

For the nine months ended September 30, 2011, interest and fees from loans was $29.4 million compared to $30.7 million for the nine months ended September 30, 2010.  For the three months ended September 30, 2011, interest and fees from loans was $9.9 million compared to $9.8 million for the three months ended September 30, 2010. The tax equivalent weighted average yield of loans decreased 28 basis points from 5.84% for the nine months ended September 30, 2010 to 5.56% for the nine months ended September 30, 2011.

For the nine month period ended September 30, 2011, interest income from the securities portfolio and invested liquid funds increased by $1.6 million to $6.8 million compared to the same period in 2010.  For the three month period ended September 30, 2011, interest income from the securities portfolio and invested liquid funds increased by $530,000 to $2.4 million compared to the same period in 2010.  The tax equivalent yield on securities for the nine months ended September 30, 2011 decreased 37 basis points to 3.65% compared to 4.02% for the nine months ended September 30, 2010.

Interest expense on deposits was $2.3 million for the three months ended September 30, 2011.  The mix of demand and savings deposits versus time deposits changed slightly to 66.1% in demand and savings deposits, and 33.9% in time deposits at September 30, 2011.  At December 31, 2010, the mix was 63.7% in savings and demand deposits, versus 36.3% in time deposits.     Interest expense on deposits for the nine months ended September 30, 2011 decreased $2.5 million or 26.4% compared to the same period in 2010.  Interest expense on deposits for the three months ended September 30, 2011, decreased $873,000 or 27.6% compared to the same period in 2010.  For the nine months ended September 30, 2011, average deposits increased $40.7 million to $880.7 million, compared to the same period in 2010.

Interest expense for securities sold under agreements to repurchase increased to $209,000 for the nine months ended September 30, 2011 from $144,000 for the nine months ended September 30, 2010.  Interest expense related to short-term borrowings decreased $71,000 from $245,000 for the nine months ended September 30, 2010 to $174,000 for the nine months ended September 30, 2011. Interest expense related to long-term debt decreased $384,000 from $1.3 million for the nine months ended September 30, 2010 to $914,000 for the nine months ended September 30, 2011.

Interest expense for securities sold under agreements to repurchase increased to $84,000 for the three months ended September 30, 2011 from $63,000 for the three months ended September 30, 2010.  Interest expense related to short-term borrowings decreased $76,000 from $134,000 for the three months ended September 30, 2010 to $58,000 for the three months ended September 30, 2011. Interest expense related to long-term debt decreased $60,000 from $372,000 for the three months ended September 30, 2010 to $312,000 for the three months ended September 30, 2011.

The net interest margin, on a tax equivalent basis, was 3.64% for the three months ended September 30, 2011 compared to 3.27% for the three-month period ended September 30, 2010.  The net interest margin was 3.74% for the nine months ended September 30, 2011 compared to 3.61% for the nine months ended September 30, 2010.  The average yield on earning assets was 4.66% for the quarter ended September 30, 2011 compared to  4.74% for the quarter ended September 30, 2010, representing a decrease of 8 basis points from the quarter ended September 30, 2010. The decrease in yields on earning assets from the quarter ended September 30, 2010 reflected a decrease of 13 basis points in the yield of the securities portfolio and a 2 basis point decrease in yields for the loan portfolio.

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

Index

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

Reconciliation of Net Interest Income to
Tax Equivalent Net Interest Income

	For the nine months ended
	September 30,
	2011	2010
GAAP measures:	(in thousands)
Interest Income – Loans	$29,378	$30,661
Interest Income - Investments & Other	6,832	5,282
Interest Expense – Deposits	6,927	9,410
Interest Expense - Other Borrowings	1,297	1,687
Total Net Interest Income	$27,986	$24,846
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	905	986
Total Tax Benefit Realized on Non-Taxable Interest Income	$905	$986
Total Tax Equivalent Net Interest Income	$28,891	$25,832

	For the three months ended
	September 30,
	2011	2010
GAAP measures:	(in thousands)
Interest Income – Loans	$9,912	$9,832
Interest Income - Investments & Other	2,385	1,855
Interest Expense – Deposits	2,287	3,160
Interest Expense - Other Borrowings	454	569
Total Net Interest Income	$9,556	$7,958
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	305	320
Total Tax Benefit Realized on Non-Taxable Interest Income	$305	$320
Total Tax Equivalent Net Interest Income	$9,861	$8,278

When comparing the nine months ended September 30, 2011 to the same period  in 2010, the Company’s total average earning assets increased $77.1 million, while the yield on average earnings assets decreased by 37 basis points.  Average balances in interest checking, regular savings and money market accounts increased by $39.7 million when comparing the nine months ended September 30, 2011 to the same period in 2010.  The weighted average cost of these accounts for the nine months ended September 30, 2011 and 2010 was .70% and 0.85%, respectively.  The average balance of certificates of deposits decreased by $12.2 million when comparing the nine months ended September 30, 2011 to the

Index

nine months ended September 30, 2010. The weighted average cost of the Company’s certificates of deposits decreased by 87 basis points to 2.00% for the nine months ended September 30, 2011 versus the nine months ended September 30, 2010.

When comparing the three months ended September 30, 2011 to the same period  in 2010, the Company’s total average earning assets increased $68.6 million, while the yield on average earnings assets decreased by 8 basis points.  Average balances in interest checking, regular savings and money market accounts increased by $48.9 million when comparing the three months ended September 30, 2011 to the same period in 2010.  The weighted average cost of these accounts for the three months ended September 30, 2011 and 2010 was .69% and 0.81%, respectively.  The average balance of certificates of deposits decreased by $34.7 million when comparing the three months ended September 30, 2011 to the three months ended September 30, 2010. The weighted average cost of the Company’s certificates of deposits decreased by 78 basis points to 1.92% for the three months ended September 30, 2011 versus the three months ended September 30, 2010.

Other Income

Other income includes, among other items, fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company.  Other income also includes income from the Company’s 62.3% ownership interest in Southern Trust Mortgage, LLC.  Other income increased 3.3% to $18.6 million for the nine months ended September 30, 2011 compared to the same period in 2010 and increased by 10.5% to $7.6 million for the three months ended September 30, 2011 compared to the third quarter of 2010.

Trust and investment service fees earned by Middleburg Trust Company (“MTC”) increased by 19.3% compared to the quarter ended September 30, 2010.  Trust and investment service fees increased by 12.7% when comparing the nine months ended September 30, 2011 to the same period in 2010.  Trust and investment service fees are based primarily upon the market value of the accounts under administration.  Total consolidated assets under administration by MTC were at $1.2 billion at September 30, 2011, a decrease of 1.7% relative to December 31, 2010 and an increase of 20.0% relative to September 30, 2010.

Service charges on deposits increased 10.5% to $538,000 for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.  For the nine months ended September 30, 2011, service charges on deposits increased 11.2% compared to the same period in 2010.

The Company sold $26.2 million in securities and purchased $112.3 million in securities during the nine months ended September 30, 2011.  The Company realized a net gain of $263,000 on the sale of securities in the nine months ended September 30, 2011.  The Company has identified three other-than-temporarily impaired securities in its portfolio and has recognized decreases in the fair market value of the security through earnings. During the nine months ended September 30, 2011, the Company realized a loss of $22,000 related to the other-than-temporarily impaired securities.

Commissions on investment sales increased 31.7% to $187,000 for the three months ended September 30, 2011, compared to $142,000 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, commissions on investment sales increased 21.8% compared to the nine months ended September 30, 2010.

The revenues and expenses of Southern Trust Mortgage for the nine months ended September 30, 2011 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate

Index

share not owned by the Company reported as “Non-controlling Interest in Consolidated Subsidiary.”  Southern Trust Mortgage originated $180.5 million in mortgage loans during the quarter ended September 30, 2011 compared to $217.7 million originated during the quarter ended September 30, 2010. Originations for the nine months ended September 30, 2011 were $470.0 million versus $555.4 million originated during the nine months ended September 30, 2010.  Gains on mortgage loan sales increased by 6.9% when comparing the quarter ended September 30, 2011 to the quarter ended September 30, 2010 and by 5.7% when comparing the nine months ended September 30, 2011 to September 30, 2010.  The increase in gain-on-sale revenue in 2011 was driven by an increase in margins over the prior year.

Income earned from the Bank’s $15.9 million investment in Bank Owned Life Insurance (BOLI) contributed $385,000 to total other income for the nine months ended September 30, 2011.  The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004, $485,000 in the second quarter of 2007, $453,000 in the fourth quarter of 2009, and $682,000 in the second quarter of 2010 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Other service charges, commissions and fees decreased 1.7% to $347,000 for the nine months ended September 30, 2011, compared to $353,000 for the same period in 2010.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total other expense decreased by $310,000 from $14.4 million for the three months ended September 30, 2010 to $14.1 million for the three months ended September 30, 2011.  When taken as a percentage of total average assets on an annualized basis, other expense was 4.7% of total average assets for the nine months ended September 30, 2011 versus 5.0% for the same period in 2010.  Total other expense increased $670,000 from $38.6 million for the nine months ended September 30, 2010 to $39.3 million for the nine months ended September 30, 2011.

Salaries and employee benefit expenses increased by $1.8 million or 8.1% when comparing the first nine months of 2011 to the same period ended September 30, 2010.  Salaries and employee benefit expenses also increased $1.0 million or 13.6% when comparing the quarter ended September 30, 2011 to the same period in 2010.

Net occupancy expense increased by $143,000 or 9.2% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  For the nine months ended September 30, 2011, net occupancy expense increased $365,000 or 7.9 % to $5.0 million compared to the same period ended September 30, 2010.  The year to date increase is the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Other tax expense increased 1.5% to $607,000 for the nine months ended September 30, 2011 from $598,000 for the nine months ended September 30, 2010.  Other tax expense includes the state franchise tax paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax.  The tax is based on each subsidiary’s equity capital at January 1st of each year, net of adjustments.

Advertising expense increased $189,000 to $446,000 for the three months ended September 30, 2011 compared to $257,000 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, advertising expense was $887,000, compared to $685,000 for the nine months ended September 30, 2010.

Index

Other real estate owned expense increased by $23,000 to $689,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in expenses was primarily due to increases in legal expenses related to foreclosure, valuation adjustments and losses on the sales of these assets. For the nine months ended September 30, 2011, other real estate owned expense increased $468,000 to $1.6 million compared to the same period in 2010.

FDIC insurance expense decreased by $124,000 to $244,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  For the nine months ended September 30, 2011 compared to the same period in 2010, FDIC insurance expense decreased $512,000 or 33.7%. The decrease in FDIC insurance expense for the three and nine month periods occurred because of a change in expense calculation methods implemented by the FDIC during 2011.

Other expenses decreased 24.8% or $1.7 million to $5.2 million for the nine months ended September 30, 2011 compared to the same period in 2010. This decrease reflects restructuring charges and other expenses incurred during the third quarter of 2010 that were not incurred in 2011.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2011 was $15.1 million, or 2.24% of total portfolio loans, compared to $15.0 million, or 2.27% of total portfolio loans at December 31, 2010.  The provision for loan losses was $2.6 million for the nine months ended September 30, 2011, compared to $11.4 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, net loan charge-offs totaled $2.4 million compared to net loan charge-offs of $4.7 million for the same period in 2010.  There were $1.6 million in loans past due 90 days or more and still accruing at September 30, 2011, compared to $909,000 at December 31, 2010.  Non-performing loans were $32.5 million at September 30, 2011, compared to $31.5 million at December 31, 2010.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at September 30, 2011.  Loans classified as loss, doubtful, substandard and special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.  Approximately $1.5 million has been included in the allowance for loan losses related to restructured loans.

Non-performing assets decreased from $39.9 million or 3.6% of total assets at December 31, 2010 to $38.5 million or 3.3% of total assets as of September 30, 2011.  The decrease was primarily due to the sale and disposition of Other Real Estate Owned properties during the nine month period.  Non-accrual loans increased from $29.4 million at December 31, 2010 to $30.5 million at September 30, 2011.

Capital Resources

Total shareholders’ equity at September 30, 2011 and December 31, 2010 was $107.6 million and $100.0 million, respectively.  Total common shares outstanding at September 30, 2011 were 6,996,932.

At September 30, 2011, the Company’s tier 1 and total risk-based capital ratios were 12.9% and 14.1%, respectively, compared to 12.8% and 14.1% at December 31, 2010.  The Company’s leverage ratio was 9.0% at September 30, 2011 compared to 9.0% at December 31, 2010.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which enables it to take advantage of business opportunities and indicates it has the resources to protect against risk inherent in its business.

Index

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines totaled $24.0 million, none of which were outstanding at September 30, 2011.  At September 30, 2011 and December 31, 2010, the Company had $31.3 million and $25.6 million, respectively, of outstanding borrowings pursuant to repurchase agreements.

The Company has a credit line in at the Federal Home Loan Bank of Atlanta with an available borrowing capacity of $147.0 million as of September 30, 2011.  This line may be utilized for short and/or long-term borrowing.  The Company utilized the credit line for both overnight and long-term funding throughout the first nine months of 2011.  Southern Trust Mortgage has two revolving lines of credit with a regional bank having a combined credit limit of $45.0 million ($25.0 million and $20.0 million).  These lines are primarily used to fund its loans held for sale.    Middleburg Bank guarantees up to $10 million of borrowings on these lines. At September 30, 2011, one line had an outstanding balance of $5.9 million and is included in total short-term borrowings on the Company’s balance sheet.  The second line had no outstanding balance at September 30, 2011.  Short-term and long-term advances averaged $5.7 million and $79.8 million, respectively, for the nine months ended September 30, 2011.

At September 30, 2011, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 45.2% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit (excluding standby letters of credit) increased $1.8 million to $85.1 million at September 30, 2011 compared to $83.3 million at December 31, 2010.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $1.7 million at September 30, 2011 representing a decrease of $640,000 from December 31, 2010.

Contractual obligations, representing long term debt obligations, operating leases, and capital notes, increased $13.1 million to $109.7 million at September 30, 2011 compared to $96.5 million at December 31, 2010.   These results do not include changes in certificates of deposit and short-term borrowings.  The increase resulted from additional long term debt of $15.0 million assumed during the nine months ended September 30, 2011 and a slight decline in contractual lease obligations.  Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the Company’s 2010 Form 10-K.

Index

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

Index

related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  The results of the simulation are dependent upon assumptions and parameters within the model used which change from time to time based on historical interest rate relationships, current market conditions, and anticipated future market conditions.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.  The model prepared for September 30, 2011 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet excluding the assets of Southern Trust Mortgage.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  A parallel shift in rates over a 12-month period is assumed.  The following reflects the Company’s net interest income sensitivity analysis as of September 30, 2011 and December 31, 2010.

	Estimated Net Interest Income Sensitivity
Rate Change	As of September 30, 2011	As of December 31, 2010
+ 200 bp	(0.4%)	(6.4%)
- 200 bp	(11.6%)	(12.4%)

At September 30, 2011, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could decrease by 0.4% on average over the next 12 months.  For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 11.6% on average over the next 12 months.  While these numbers are subjective based upon the assumptions and parameters used within the model, management believes the balance sheet is properly structured to minimize interest rate risk in the future.

Based upon a September 30, 2011 simulation, the Company could expect an average negative impact to net interest income of $145,000 over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $4.1 million over the next 12 months.

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels such as yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment or replacement of asset and liability cash flows.  Management routinely monitors these

Index

assumptions however the Company cannot make any assurances about the predictive nature of the assumptions, including how customer preferences or competitor influences might change.

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

Index

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
10.1
Agreement, dated July 18, 2011, by and between Middleburg Financial Corporation and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2011, incorporated herein by reference.

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date: November 8, 2011	/s/ Gary R. Shook
Gary R. Shook
President & Chief Executive Officer

Date: November 8, 2011	/s/ Raj Mehra
Raj Mehra
Executive Vice President
& Chief Financial Officer

Index

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
10.1
Agreement, dated July 18, 2011, by and between Middleburg Financial Corporation and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2011, incorporated herein by reference.

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.