Form 10-K
period 2011-12-31
MIDDLEBURG FINANCIAL CORP
filed 2012-03-15
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any every interactive data file required toe be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $104,534,164

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,996,932 shares of Common Stock as of February 29, 2012

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders – Part III

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

Middleburg Bank

Middleburg Bank opened for business on July 1, 1924 and has continuously offered banking products and services to surrounding communities since that date.  Middleburg Bank has eleven full service facilities and one limited service facility.  The main office is located at 111 West Washington Street, Middleburg, Virginia 20117.  Middleburg Bank has two full service facilities and one limited service facility in Leesburg, Virginia.  Other full service facilities are located in Ashburn, Gainesville, Marshall, Purcellville, Reston, Richmond, Warrenton, and Williamsburg, Virginia.

Middleburg Bank serves the Virginia counties of Loudoun, Fairfax, Fauquier and western Prince William as well as the town of Williamsburg and the city of Richmond.  Loudoun County is in northwestern Virginia and included in the Washington-Baltimore metropolitan statistical area.  According to the 2010 U.S. Census Bureau, the county's estimated population was approximately 312,311.  The local economy is driven by service industries, including but not limited to, professional and technical services requiring a high skill level; federal, state and local government; construction; and retail trade.  Fairfax County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area.  According to the latest data U.S. Census Bureau, the county's population was 1,081,726.  The local economy is driven by service industries and federal, state and local governments.  Fauquier County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area.  Fauquier County's estimated population was 65,203 according the U.S. Census Bureau.  The local economy is driven by service industries and agriculture.  Prince William County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area.  Prince William County's estimated population was 402,002 according the U.S. Census Bureau. Williamsburg is in the Tidewater region of Virginia and has an estimated population of 14,068 according to U.S. Census Bureau, while the surrounding area (James City County) has an estimated population of 67,009.  The city of Richmond has an estimated population of 204,214 according to the U.S. Census Bureau while the Richmond metropolitan statistical area has a population of 1,258,251.

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

Middleburg Bank owns 62.4% of the issued and outstanding membership interest units of Southern Trust Mortgage, LLC.  The remaining 37.6% of issued and outstanding membership interest units are owned by other partners.  The ownership of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.”  Southern Trust Mortgage is a regional mortgage lender headquartered in Virginia Beach, Virginia and has offices in Virginia, Maryland, Georgia, North Carolina and South Carolina.

Middleburg Investment Group

Middleburg Investment Group is a non-bank holding company that was formed in the fourth quarter of 2005.  It has one wholly-owned subsidiary, Middleburg Trust Company.

Middleburg Trust Company is chartered under Virginia law and opened for business in January 1994.  Its main office is located at 821 East Main Street, Richmond, Virginia, 23219.  Middleburg Trust Company serves primarily the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan.  Richmond is the capital of the

Commonwealth of Virginia, and the city of Richmond has an estimated population of 204,214 according to the U.S. Census Bureau, while the Richmond metropolitan statistical area has an estimated population of 1,258,251.  In 2008, Middleburg Trust Company opened a new office in Williamsburg, Virginia.  According to the 2010 U.S. Census, Williamsburg has an estimated population of 14,068 according, while the surrounding area (James City County) has an estimated population of  67,009. Middleburg Trust Company also serves the counties of Fairfax, Fauquier and Loudoun with staff available to several of Middleburg Bank's facilities.

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

Middleburg Investment Group offers wealth management services through Middleburg Trust Company and through the investment services department of Middleburg Bank.  Middleburg Trust Company provides a variety of investment management and fiduciary services including trust and estate settlement.  Middleburg Trust Company can also serve as escrow agent, attorney-in-fact, and guardian of property or trustee of an IRA.  The investment services department of Middleburg Bank provides investment brokerage services for the Company’s clients.

Employees

As of December 31, 2011, the Company and its subsidiaries had a total of 405 full time equivalent employees, including 224  employees at Southern Trust Mortgage.  The Company considers relations with its employees to be excellent.  The Company’s employees are not represented by a collective bargaining unit.

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

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pay Middleburg Trust Company a monthly fee.  During 2011, Middleburg Bank paid interest to Middleburg Trust Company and Southern Trust Mortgage on deposit accounts that each company had at Middleburg Bank.  Southern Trust Mortgage has an outstanding line of credit for which it pays interest to Middleburg Bank.  Middleburg Bank provides office space and data processing services to

Southern Trust Mortgage for which it receives rental and fee income.  Middleburg Trust Company pays the Company a management fee each month for accounting and other services provided.  Transactions related to these relationships are eliminated to reach consolidated totals.

The following tables present segment information for the years ended December 31, 2011 , 2010 and 2009.

	2011
	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$47,080	$14	$2,931	$(1,389)	$48,636
Wealth management fees	—	4,512	—	(121)	4,391
Other income	3,521	—	18,629	(131)	22,019
Total operating income	50,601	4,526	21,560	(1,641)	75,046
Expenses:
Interest expense	10,374	—	1,706	(1,389)	10,691
Salaries and employee benefits	15,390	2,731	15,700	—	33,821
Provision for loan losses	3,141	—	(257)	—	2,884
Other expense	15,531	1,232	5,127	(252)	21,638
Total operating expenses	44,436	3,963	22,276	(1,641)	69,034
Income (loss) before income taxes and non-controlling interest	6,165	563	(716)	—	6,012
Income tax expense (benefit)	1,230	120	—	—	1,350
Net income (loss)	4,935	443	(716)	—	4,662
Non-controlling interest in consolidated subsidiary	—	—	298	—	298
Net income (loss) attributable to Middleburg Financial Corporation	$4,935	$443	$(418)	$—	$4,960
Total assets	$1,262,358	$5,975	$101,876	$(177,349)	$1,192,860
Capital expenditures	1,197	3	151		1,351
Goodwill and other intangibles	—	4,322	1,867	—	6,189

	2010
	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$47,098	$9	$2,315	$(1,391)	$48,031
Wealth management fees	—	4,060	—	(103)	3,957
Other income	2,703	—	19,354	(11)	22,046
Total operating income	49,801	4,069	21,669	(1,505)	74,034
Expenses:
Interest expense	13,783	—	1,782	(1,390)	14,175
Salaries and employee benefits	12,887	2,866	13,841	—	29,594
Provision for loan losses	11,122	—	883	—	12,005
Other expense	17,589	1,356	4,318	(115)	23,148
Total operating expenses	55,381	4,222	20,824	(1,505)	78,922
Income (loss) before income taxes and non-controlling interest	(5,580)	(153)	845	—	(4,888)
Income tax expense (benefit)	(2,575)	13	—	—	(2,562)
Net income (loss)	(3,005)	(166)	845	—	(2,326)
Non-controlling interest in consolidated subsidiary	—	—	(362)	—	(362)
Net income (loss) attributable to Middleburg Financial Corporation	$(3,005)	$(166)	$483	$—	$(2,688)
Total assets	$1,081,231	$5,931	$70,512	$(53,107)	$1,104,567
Capital expenditures	852	—	87		939
Goodwill and other intangibles	—	4,493	1,867	—	6,360

	2009
	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$49,143	$8	$8,855	$(1,260)	$56,746
Wealth management fees	—	3,873	—	(76)	3,797
Other income	3,965	—	13,228	(78)	17,115
Total operating income	53,108	3,881	22,083	(1,414)	77,658
Expenses:
Interest expense	18,495	—	1,846	(1,259)	19,082
Salaries and employee benefits	12,559	2,895	12,560	28	28,042
Provision for loan losses	4,564	—	(13)	—	4,551
Other expense	15,492	1,500	4,011	(183)	20,820
Total operating expenses	51,110	4,395	18,404	(1,414)	72,495
Income (loss) before income taxes
and non-controlling interest	1,998	(514)	3,679	—	5,163
Income tax expense (benefit)	255	(191)	—	—	64
Net income (loss)	1,743	(323)	3,679	—	5,099
Non-controlling interest in consolidated subsidiary	—	—	(1,577)	—	(1,577)
Net income (loss) attributable to Middleburg Financial Corporation	$1,743	$(323)	$2,102	$—	$3,522
Total assets	$966,004	$6,293	$56,978	$(52,901)	$976,374
Capital expenditures	1,922	11	46	—	1,979
Goodwill and other intangibles	—	4,664	1,867	—	6,531

Competition

The Company’s commercial and retail banking segment faces significant competition for both loans and deposits.  Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders.  Its most direct competition for deposits has historically come from commercial banks, credit unions, savings banks, savings and loan associations and other financial institutions.   Based upon total deposits at June 30, 2011, as reported to the Federal Deposit Insurance Corporation (the “FDIC”), the Company has the largest share of deposits among banking organizations operating in Loudoun County, Virginia, with 18.16% of the nearly $4.3 billion in deposits in the County.  The Company's Reston location, as of the latest FDIC report, has 1.82% of the $2.6 billion in deposits in the market.  The Company's market share among banking organizations operating in Fauquier County, as of the latest FDIC report, is 5.01% of the $1.3 billion in deposits.  The Company's Williamsburg location has 2.33% of the $800 million in deposits in James City County, as of the latest FDIC report. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.
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

In the normal course of business, Middleburg Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements including commitments to extend credit.  At December 31, 2011, commitments to extend credit totaled $92.0 million.

Construction Lending

Middleburg Bank makes local construction loans, primarily residential, and land acquisition and development loans.  The construction loans are primarily secured by residential houses under construction and the underlying land for which the loan was obtained.  At December 31, 2011, construction, land and land development loans outstanding were $42.2 million, or 5.5%, of  total loans including loans held for sale.  These loans are concentrated primarily in the Loudoun, Fairfax and Fauquier County, Virginia markets.  The average life of a construction loan is approximately 12 months and will reprice monthly to meet the market, typically the prime interest rate plus one percent.  Because the interest rate charged on these loans floats with the market, the construction loans help the Company in managing its interest rate risk.  Construction lending entails significant additional risks, compared with residential mortgage lending.  Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To mitigate the risks associated with construction lending, Middleburg Bank generally limits loan amounts to 75% to 85% of appraised value, in addition to analyzing the creditworthiness of its borrowers.  Middleburg Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrowing entity’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields.  To manage these risks, Middleburg Bank generally obtains appropriate collateral and personal guarantees from the borrowing entity’s principal owners and monitors the financial condition of its business borrowers.  Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable.  In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself.  Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.  Middleburg Bank has an outside third party loan review and monitoring process to regularly assess the repayment ability of commercial borrowers.  At December 31, 2011, commercial loans totaled $94.4 million, or 12.4% of total loans.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in Middleburg Bank’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches.  At December 31, 2011, commercial real estate loans aggregated $275.4 million, or 36.1%, of Middleburg Bank’s total outstanding loans including loans held for sale on that date.

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

At December 31, 2011, $236.8 million, or 31.0%, of Middleburg Bank’s total outstanding loans consisted of one-to four-family residential real estate loans and home equity lines.  Of the $236.8 million, $157.4 million were fixed rate mortgages while the remaining $79.4 million were adjustable rate mortgages.   The fixed rate loans are typically 3, 5, 7 or 10 year balloon loans amortized over a 30 year period.  Middleburg Bank has about $77.4 million in fixed rate loans that have maturities of 15 years or greater.  Approximately $68.7 million of fixed rate loans have maturities of 5 years or less.

In connection with residential real estate loans, Middleburg Bank requires title insurance, hazard insurance and if required, flood insurance.  Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction.

Consumer Lending

Middleburg Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans.  At December 31, 2011 Middleburg Bank had consumer loans of $12.5 million or 1.6% of gross loans.  Such loans are generally made to customers with whom Middleburg Bank has a pre-existing relationship.  Middleburg Bank currently originates all of its consumer loans in its geographic market area.  Most of the consumer loans are tied to the prime lending rate and reprice monthly.

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

Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary, investment, or financial adviser.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring 25% or more of any class of voting securities of a bank or bank holding company.  Prior notice to the Federal Reserve is required if  a person acquires 10% or more, but less than 25%, of any class of voting securities of a bank of bank holding company and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Payment of Dividends

The Company is a legal entity separate and distinct from its banking and non-banking subsidiaries.  The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries.  Middleburg Bank is subject to laws and regulations that limit the amount of dividends it can pay.  In addition, both the Company and Middleburg Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Company does not expect that any of these laws, regulations or policies will materially affect the ability of Middleburg Bank to pay dividends.  During the year ended December 31, 2011, Middleburg Bank paid $1.0 million in dividends to the Company.  No dividends were paid to the Company from the non-banking subsidiaries.

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

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations.  In addition to being influenced by the risk profile of the particular depository institution, FDIC premiums are also influenced by the size of the FDIC insurance fund in relation to total deposits in FDIC insured banks.  Beginning April 1, 2011, an institution’s assessment base became consolidated total assets less its average tangible equity as defined by the FDIC.  The FDIC has authority to impose special assessments from time to time.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital  requirements.  Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis.  These minimum requirements cannot be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010.  These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions.  The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets.  Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013.  Accordingly, our trust preferred securities will continue to qualify as Tier 1 capital.

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

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits.  NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at an institution.  For net transaction accounts in 2012, the first $11.5 million will be exempt from reserve requirements.  A three percent reserve ratio will be assessed on net transaction accounts over $11.5 million up to and including $59.5 million, compared to $10.7 million up to and including $48.1 million in 2011.  A ten percent reserve ratio will be applied above $59.5 million in 2012, compared to $48.1 million in 2011.  These percentages are subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

Dodd-Frank Act

In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms.  Many of these reforms will continue to be implemented over the coming years and beyond through regulations to be adopted by various federal banking and securities regulatory agencies.  The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions.  Many of its provisions do not directly impact community-based institutions like the Bank.  For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of  the Bank’s operations.  Provisions that could impact the Bank include the following:

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

•
Interchange Fees.  The Dodd-Frank Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers.  The Federal Reserve implemented these regulations in 20011. While banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, it is likely that, if this measure is implemented, all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

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

13

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

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities.  Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage and home equity loans in the secondary market.  We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it.  Based on our asset/liability position at December 31, 2011, a rise in interest rates would increase our net interest income slightly in the short term.  Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

For mortgage banking activities, we manage the majority of our interest rate risk by locking in the interest rate for each mortgage loan with our correspondents (investors) and borrowers at the same time, which is a “best efforts” delivery process. In 2012 we anticipate changing the delivery process on a small portion of our mortgage loans to incorporate a “mandatory delivery” process. Under  mandatory delivery the interest rate risk associated with a rate lock on a mortgage loan shifts from the investor back to the Company. We will hedge the portion of the mortgage loans that are committed to mandatory delivery.  However, to the extent we adopt the mandatory delivery process and interest rates are volatile, the Company's interest income could be adversely impacted if   the interest rate hedges do not function as expected.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans.  Many of our loans are secured by real estate (both residential and commercial) in our market area.  At December 31, 2011, approximately 41.0% and 35.3% of our $671.4 million total loan portfolio were secured by commercial and residential real estate, respectively.  A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could negatively impact us.  While we are in one of the fastest growing real estate markets in the United States, risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully.  We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

We may be adversely affected by further deterioration of economic conditions in our market area.

Our banking operations are located primarily in the Virginia counties of Loudoun, Fairfax, Fauquier and Prince William and also in the town of Williamsburg and the city of Richmond.  Because our lending is concentrated in this market, we will be affected by the general economic conditions in the greater Washington, D.C. metropolitan area.  Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing.  A further decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact the demand for banking products and services generally, which could negatively affect our financial condition and performance.

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

Due to the economic growth in our market area and the opening of new financial service centers, a significant portion of our loans have been originated in the past several years.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as "seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Although we believe we have conservative underwriting standards, it is more difficult to assess the future performance of the loan portfolio due to the recent origination of many of the loans.  Thus, there can be no assurance that charge-offs in the future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

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

We are a member of the Federal Home Loan Bank of Atlanta, or FHLB, which enables us to borrow funds under the Federal Home Loan Bank advance program. As a FHLB member, we are required to own FHLB common stock, the amount of which increases with the level of our FHLB borrowings. The carrying value of our FHLB common stock was $5.4 million as of December 31, 2011. The FHLB has suspended daily repurchases of FHLB common stock, which adversely affects the liquidity of these shares. Consequently, there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future.

Increases in FDIC insurance premiums may cause our earnings to decrease.

The limit on FDIC coverage has been increased to $250,000 for all accounts.  In addition, the costs associated with bank resolutions or failures have substantially depleted the DIF.  As a result, the FDIC has implemented a new methodology by which it will assess premium amounts.  The FDIC adopted a final rule effective April 1, 2011, to change the FDIC’s assessment rates as well as providing that the assessment base will be the institution’s average consolidated total assets less its average tangible equity.  Although the burden of replenishing the DIR will be placed primarily on instituions with assets greater than

$10 billion, we expect higher annual deposit insurance assessments than we historically incurred before the financial crisis began several years ago.  Any future increases in required deposit insurance premiums or special assessments could have a significant adverse impact on our financial condition and results of operations.

Revenue from our mortgage lending investment is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our profits.

Our mortgage banking subsidiary, Southern Trust Mortgage, has provided a significant portion of our consolidated business and maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors. For the fiscal year ended December 31, 2011, Southern Trust Mortgage produced a net loss of approximately $418,000 attributable to Middleburg Financial Corporation. Loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect Southern Trust Mortgage’s mortgage originations and, consequently, reduce its income from mortgage lending activities. In addition, new legislation, including proposed legislation that would require Southern Trust Mortgage to retain five percent of the credit risk of securitized exposures, could adversely affect its operations.

We could also experience a reduction in the carrying value of our equity investment in Southern Trust Mortgage if Southern Trust Mortgage operations are negatively impacted. The carrying value for Southern Trust Mortgage at December 31, 2011 was approximately $6.0 million, including a goodwill balance of $1.9 million. A reduction in our carrying value could negatively impact our net income through an impairment expense.

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

The Company’s corporate headquarters, and that of Middleburg Bank, is located at 111 West Washington Street, Middleburg, Virginia, 20117.  The Company’s subsidiaries own or lease various other offices in the counties and municipalities in which they operate.  At December 31, 2011, Middleburg Bank operated 11 branches in the Virginia communities of Ashburn, Gainesville, Leesburg, Marshall, Middleburg, Purcellville, Reston, Richmond, Warrenton and Williamsburg. All of the Offices of Middleburg Trust Company and Southern Trust Mortgage are leased.  Additionally, Middleburg Bank owns an operations center building located at 106 Catoctin Circle, SE, Leesburg, Virginia 20175.  See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 5 “Premises and Equipment, Net” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

All of the Company’s properties are well maintained, are in good operating condition and are adequate for the Company’s present and anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market under the symbol “MBRG.”  The high and low sale prices per share for the Company’s Common Stock for each quarter of 2011 and 2010, and the amount of cash dividends per share in each quarter, are set forth in the table below.

Market Price and Dividends

		Sales Price ($)		Dividends ($)
		High	Low
2010:
	1st quarter	15.30	12.70	0.10
	2nd quarter	17.99	13.71	0.10
	3rd quarter	15.93	13.90	0.10
	4th quarter	14.50	13.76	0.05

2011:
	1st quarter	17.75	14.22	0.05
	2nd quarter	16.03	14.80	0.05
	3rd quarter	15.39	14.27	0.05
	4th quarter	15.18	14.21	0.05

As of February 29, 2012, the Company had approximately 452 shareholders of record and at least 2,500 additional beneficial owners of shares of Common Stock.

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

The Company did not repurchase any shares of Common Stock during the fourth quarter of 2011.  On June 16, 1999, the Company adopted a repurchase plan, which authorized management to purchase up to $5 million of the Company’s common stock from time to time.  Subsequently, the plan was amended to authorize management to purchase up to 100,000 shares and to eliminate the $5 million limit.  As of March 15, 2012, the Company has 24,084 shares eligible for repurchase under the plan.

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the NASDAQ Composite Index and the SNL $1B-$5B Bank Index as reported by SNL Financial LC, assuming an investment of $100 in shares of Common Stock on December 31, 2006 and the reinvestment of dividends.

Middleburg Financial Corporation

Total Return Performance
Index Value
125
100
75
50
25
0
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Middleburg Financial Corporation
NASDAQ Composite
SNL Bank $1B-$5B

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Middleburg Financial Corporation	100.00	59.21	41.71	36.19	43.66	44.22
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated.  The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2011, 2010, 2009, 2008 and 2007.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except ratios and per share data)
Balance Sheet Data:
Assets (1)	$1,192,860	$1,104,487	$976,374	$985,191	$841,400
Loans, net (2)	749,284	703,706	680,104	702,651	638,692
Securities	315,359	258,338	178,924	181,312	129,142
Deposits	929,869	890,306	805,648	744,782	588,769
Shareholders’ equity	108,013	99,993	100,312	75,677	77,904
Average shares outstanding, basic	6,975	6,933	5,629	4,528	4,506
Average shares outstanding, diluted	6,977	6,933	5,630	4,554	4,578
Income Statement Data:
Interest income	$48,636	$48,031	$56,746	$55,922	$49,628
Interest expense	10,691	14,175	19,082	22,719	22,441
Net interest income	37,945	33,856	37,664	33,203	27,187
Provision for loan losses	2,884	12,005	4,551	5,261	1,786
Net interest income after
provision for loan losses	35,061	21,851	33,113	27,942	25,401
Non-interest income	25,975	26,240	19,914	17,817	7,832
Securities gains (losses)	435	(237)	998	(913)	(130)
Non-interest expense	55,459	52,742	48,862	42,599	29,455
Income (loss) before income taxes and non-controlling
interest in consolidated subsidiary (3)	6,012	(4,888)	5,163	2,247	3,648
Income taxes	1,350	(2,562)	64	444	584
Non-controlling interest in consolidated subsidiary (income) loss	298	(362)	(1,577)	757	—
Net income (loss)	4,960	(2,688)	3,522	2,560	3,064
Per Share Data:
Net income (loss), basic	$0.71	$(0.39)	$0.37	$0.57	$0.68
Net income (loss), diluted	0.71	(0.39)	0.37	0.56	0.67
Cash dividends	0.20	0.35	0.58	0.57	0.76
Book value at period end	15.13	14.02	14.52	16.69	17.21
Tangible book value at period end (6)	14.24	13.10	13.57	15.20	16.06
Asset Quality Ratios:
Non-performing loans to total portfolio loans	4.53%	4.79%	1.80%	1.19%	1.03%
Non-performing assets to total assets	3.27	3.62	1.86	1.58	0.79
Net charge-offs to average loans (2)	0.47	0.88	0.76	0.51	0.04
Allowance for loan losses to loans
outstanding at end of period (2)	1.91	2.08	1.33	1.41	1.10
Selected Ratios:
Return on average assets	0.44%	(0.25)%	0.35%	0.28%	0.38%
Return on average equity	4.87	(2.71)	3.21	3.37	3.83
Dividend payout	0.31	NA	145.00	100.79	111.76
Efficiency ratio (4)	84.81	85.55	82.63	80.53	81.25
Net interest margin (5)	3.72	3.61	4.17	4.02	3.80
Equity to assets (including non-controlling interest in consolidated subsidiary)	9.04	9.05	10.59	7.68	9.26
Tier 1 risk-based capital	13.46	12.80	13.86	10.25	11.55
Total risk-based capital	14.72	14.06	15.06	11.50	12.59
Leverage ratio	8.81	9.02	10.40	8.40	9.44

(1)
Amounts have been adjusted to reflect the application of ASC Topic 810, Consolidation.  The common equity portion of the Trust Preferred entities has been deconsolidated and is included in Assets for all years reported.

(2)	Includes mortgages held for sale.
(3)	Consolidated Southern Trust Mortgage, LLC in 2011 based on the Company's 62.3% ownership at year end 2011 and 57.1% ownership for 2010, 2009 and 2008.
(4)
The efficiency ratio is not a measurement under accounting principles generally accepted in the United States but is a key performance indicator in the Company’s industry.  The Company monitors this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning.  The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses.  It is a measure of the relationship between operating expenses to earnings.  Net interest income on a tax equivalent basis for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 were $39,162,000, $35,152,000, $39,218,000, $34,328,000, and $28,190,000.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies,” below for additional information.

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

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

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc and a majority owned subsidiary, Southern Trust Mortgage, LLC.  Middleburg Bank is a community bank serving the Virginia counties of Prince William, Loudoun, Fairfax, Fauquier, the town of Williamsburg and the city of Richmond with ten financial service centers and one limited service facilities.  Middleburg Investment Group is a non-bank holding company with one wholly owned subsidiary, Middleburg Trust Company.  Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities.    Southern Trust Mortgage is a regional mortgage company headquartered in Virginia Beach, Virginia and maintains offices in Virginia, Maryland, Georgia, North Carolina and South Carolina.

The Company generates a significant amount of its income from the net interest income earned by Middleburg Bank.  Net interest income is the difference between interest income and interest expense.  Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon.  Middleburg Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon.  The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses or potential other-than-temporary impairment of securities.  Middleburg Investment Group’s subsidiary, Middleburg Trust Company, generates fee income by providing investment management and trust services to its clients.  Investment management and trust fees are generally based upon the value of assets under management, and, therefore can be significantly affected by fluctuations in the values of securities caused by changes in the capital markets.  Southern Trust Mortgage generates fees from the origination and sale of mortgages loans.  Southern Trust Mortgage also maintains a real estate construction portfolio and receives interest and fee income from these loans, which, net of interest expense, is included in net interest income.

At December 31, 2011, total assets were $1.2 billion, an increase of 8.0% or $88.4 million from total assets of $1.1  billion at December 31, 2010.  Total loans, including mortgages held for sale increased $45.2 million from $718.7 million at December 31, 2010 to $763.9 million at December 31, 2011.  Total deposits increased by $39.5 million or 4.4% from $890.3 million at December 31, 2010 to $929.8 million at December 31, 2011.  Lower cost deposits, including demand checking, interest checking and savings increased $36.7 million or 6.4% from the year ended December 31, 2010 to $603.9 million for the year ended December 31, 2011.  Higher cost time deposits, excluding brokered certificates of deposit, decreased 3.9% or $9.8 million from the year ended December 31, 2010 to $251.3 million for the year ended December 31, 2011.  The shift in the mix of deposits as well as lower interest rates paid on deposits  and borrowings during 2011 contributed to the 50 basis point decrease in the overall cost of interest-bearing liabilities from 2010 to 2011.  The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, increased from 3.61% for the year ended December 31, 2010 to 3.72% for the year ended December 31, 2011.  The increase is attributed to the 50 basis point decrease in yield of total interest bearing liabilities as compared to the 32 basis point decrease, on a tax equivalent basis, in yield of total interest bearing assets.  The provision for loan losses decreased by $9.1 million for the year ended December 31, 2011 to $2.9 million compared to $12.0 million for the same period in 2010. The Company recognized other-than-temporary impairment  on trust preferred securities of $25,000 for the year ended December 31, 2011 compared to $1.1 million for the same period in 2010.  Total non-interest income increased by $407,000 for the year ended December 31, 2011, compared to the same period in 2010.  The increase is largely due to gains on the sale of loans by the Company’s mortgage banking subsidiary, Southern Trust Mortgage.  Non-interest expense in 2011 increased $2.7 million, up 5.1% from 2010, driven primarily by commissions related to the increased production at Southern Trust Mortgage, higher recruiting expenses, and increased OREO expenses.

Total non-interest expenses for the years ended December 31, 2011, 2010, and 2009 include the consolidated expenses of Southern Trust Mortgage.  Although the Company is focused on keeping growth in non-interest expense low in the future, because of the Company’s plans to engage in growth and expansion, it is expected that non-interest expense will continue to grow in the future at a rate similar to previous years.  The Company remains well capitalized with risk-adjusted core capital and total capital ratios well above the regulatory minimums.

With the creation of Middleburg Investment Group, the Company has expanded the integration of Middleburg Trust Company and Middleburg Bank’s investment services department into a more focused wealth management program for all of the Company’s clients.  The Company intends to make each of its wealth management services available within all of its financial service centers.  Also, through the affiliation with Southern Trust Mortgage, Middleburg Bank plans to continue to increase its loan portfolio by purchasing high credit quality, low loan to value first deeds of trusts on residential property.  Middleburg Bank plans to continue its focus on low cost deposit growth with advertising campaigns and product development.

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

Intangibles and Goodwill

The Company has approximately $6.2 million in intangible assets and goodwill at December 31, 2011, a decrease of $171,000 since December 31, 2010 which was attributable to regular amortization of intangible assets.  On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment adviser, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years.  The remainder of the purchase price, approximately $2.4 million, was allocated to goodwill.  On January 3, 2011, Middleburg Investment Advisors was merged into Middleburg Trust Company and it's goodwill balance is reflected in the total goodwill balance reported for Middleburg Investment Group of $3.4 million. The remaining balance of unamortized identified intangible assets related to the acquisition of Middleburg Investment Advisors is approximately $900,000.   Approximately $1.0 million of the $6.2 million in intangible assets and goodwill at December 31, 2011 is attributable to the Company’s investment in Middleburg Trust Company.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

In addition, current accounting standards require that goodwill be tested annually using a two-step process.  The first step is to identify a potential impairment.  The second step measures the amount of the impairment loss, if any.  Processes and procedures have been identified for the two-step process.  The most recent evaluation was conducted as of December 31, 2011.

As of December 31, 2011, the Company recognized two consolidated subsidiaries as reporting units for the purpose of goodwill evaluation and reporting:  Southern Trust Mortgage (“STM”) and Middleburg Investment Group (“MIG”).   MIG is the parent company of Middleburg Trust Company.  The following table shows the allocation of goodwill between the two reporting units and the percentage by which the fair value of each reporting unit as of December 31, 2011 (the most recent fair value evaluation date) exceeded the carrying value as of that date:

Allocation of Goodwill to Reporting Units
(Dollars in Thousands)
					Percentage by
		(1)		(1)	which Fair Value
	Carrying Value	Carrying Value		Estimated Fair Value	of Reporting
Reporting	of Goodwill	of Reporting Unit		of Reporting Unit	Unit Exeeds
Unit	December 31, 2011	December 31, 2011		December 31, 2011	Carrying Value
STM	$1,867	$6,039		$6,828	13.07%
MIG	3,422	5,891	(2)	6,691	13.58%
Total	$5,289	$11,930		$13,519	13.32%

(1)	Reported amounts reflect only Middleburg Financial Corporation shareholder's ownership interests.
(2)	Includes $900,000 of amortizing intangible assets.

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

Other-Than-Temporary Impairment (OTTI)

Approximately $25,000 in losses related to other-than-temporary impairment on trust-preferred securities was recognized in 2011.  At December 31, 2011, the Company had $269,000 in trust preferred securities in its portfolio.

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

The Company may need to recognize additional other-than-temporary impairments related to trust preferred securities in 2012.  We evaluate our default assumptions and cash flow projections in relation to the credit performance of the collateral that underlies the trust preferred securities.  Should additional deferrals/defaults occur on the collateral, projected cash flows from the collateral could be reduced which could result in other-than-temporary impairments in 2012.

Results of Operations

Net Income (Loss)

The Company had net income for 2011 of $5.0 million, compared to a net loss of $2.7 million in 2010.   For 2011, the earnings per diluted share was $0.71 compared to a loss per diluted share of $0.39 and earnings per diluted share of $0.37 for 2010 and 2009, respectively.

Return on average assets (“ROA”) measures how effectively the Company employs its assets to produce net income.  The ROA for the Company was 0.44% for the year ended December 31, 2011 compared to  -0.25% and 0.35% for the years ended December 31, 2010 and 2009 respectively.  Return on average equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total average equity capital invested.  ROE was 4.9% for the year ended December 31, 2011.   ROE was -2.7% and 3.2% for the years ended December 31, 2010 and 2009, respectively.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities as of December 31.  Non-accrual loans are included in the loan average balances.

Average Balances, Income and Expenses, Yields and Rates
(Years Ended December 31)

	2011			2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets :
Securities:
Taxable	$231,893	$6,771	2.92%	$159,326	$4,838	3.04%	$105,765	$4,830	4.57%
Tax-exempt (1)	56,793	3,580	6.30%	59,654	3,810	6.39%	64,305	4,461	6.94%
Total securities	$288,686	$10,351	3.59%	$218,980	$8,648	3.95%	$170,070	$9,291	5.46%

Loans	$720,633	$39,392	5.47%	$707,135	$40,548	5.73%	$710,745	$48,834	6.87%
Federal funds sold	—	—	0.00%	—	—	0.00%	20,607	42	0.20%
Interest bearing deposits in
other financial institutions	43,469	110	0.25%	47,836	131	0.27%	38,485	95	0.25%
Total earning assets	$1,052,788	$49,853	4.74%	$973,951	$49,327	5.06%	$939,907	$58,262	6.20%
Less: allowances for credit losses	(14,835)			(11,119)			(9,160)
Total nonearning assets	87,410			94,005			83,698
Total assets	$1,125,363			$1,056,837			$1,014,445
Liabilities:
Interest-bearing deposits:
Checking	$294,660	$1,883	0.64%	$283,294	$2,294	0.81%	$251,781	$3,091	1.23%
Regular savings	96,725	683	0.71%	77,864	725	0.93%	59,095	749	1.27%
Money market savings	59,356	353	0.59%	53,894	427	0.79%	42,985	473	1.10%
Time deposits:
$100,000 and over	136,526	2,419	1.77%	160,063	4,298	2.69%	135,149	4,342	3.21%
Under $100,000	172,815	3,529	2.04%	161,338	4,289	2.66%	187,115	6,959	3.72%
Total interest-bearing deposits	$760,082	$8,867	1.17%	$736,453	$12,033	1.63%	$676,125	$15,614	2.31%
Short-term borrowings	9,555	318	3.33%	10,419	393	3.77%	19,424	593	3.05%
Securities sold under agreements
to repurchase	33,162	293	0.88%	25,314	205	0.81%	21,122	40	0.19%
Long-term debt	81,300	1,213	1.49%	55,303	1,544	2.79%	69,407	2,835	4.08%
Federal funds purchased	42	—	0.00%	25	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	$884,141	$10,691	1.21%	$827,514	$14,175	1.71%	$786,078	$19,082	2.43%
Non-interest bearing liabilities
Demand deposits	130,565			120,475			107,936
Other liabilities	6,628			6,850			10,620
Total liabilities	$1,021,334			$954,839			$904,634
Non-controlling interest in consolidated Subsidiary	2,241			2,876			2,774
Shareholders’ equity	101,788			99,122			107,038
Total liabilities and Shareholders’ equity	$1,125,363			$1,056,837			$1,014,446
Net interest income		$39,162			$35,152			$39,180
Interest rate spread			3.53%			3.35%			3.77%
Interest expense as a percent of average earning assets			1.02%			1.46%			2.03%
Net interest margin			3.72%			3.61%			4.17%
___________
(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

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

Net interest income was $37.9 million for the year ended December 31, 2011.  This is an increase of 12.1% over the $33.8 million reported for the same period in 2010.  Net interest income for 2010 decreased 10.1% over the $37.7 million reported for 2009.  The net interest margin increased 11 basis points to 3.72% in 2011.  The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio.  Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense.  The tax rate utilized in calculating the tax benefit for each of 2011, 2010 and 2009 is 34%.  The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to
Tax-Equivalent Income
	For the Year Ended December 31,
(in thousands)	2011	2010	2009
GAAP measures:
Interest Income - Loans	$39,392	$40,548	$48,834
Interest Income - Investments & Other	9,244	7,483	7,912
Interest Expense - Deposits	8,867	12,033	15,614
Interest Expense - Other Borrowings	1,824	2,142	3,468
Total Net Interest Income	$37,945	$33,856	$37,664
Plus:
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal
Securities	1,217	1,296	1,516
Total Tax Benefit Realized on Non-Taxable Interest Income	$1,217	$1,296	$1,516
Total Tax Equivalent Net Interest Income	$39,162	$35,152	$39,180

The increase in net interest income in 2011 resulted from a decrease in yields on earning assets which was partially offset by reduced funding costs. Interest income and fees from loans and investments increased 1.3% during 2011. The cost of interest bearing liabilities in 2011 decreased to 1.21%, down 50 basis points relative to 2010.

The yield on the loan portfolio decreased 26 basis points in 2011 to 5.47% versus 2010.  On average, the loan portfolio increased by $13.5 million or 1.9% over the year ended December 31, 2010. Interest income from loans decreased $1.1 million or 2.8% over the year ended December 31, 2010. The average balance in the securities portfolio increased by $69.7 million in 2011, while the tax-equivalent yield decreased 36 basis points to 3.59%.

The average balance of interest bearing accounts (interest bearing checking, savings and money market accounts) increased 8.6% to $450.7 million at December 31, 2011.  The cost of such funding decreased 18 basis points over the year ended December 31, 2010.  The average balance of interest bearing checking increased 4.0% with a corresponding cost decrease of 17 basis points.  The average balances in total time deposits decreased by 3.7% while the cost of those deposits decreased 75 basis points.  The decrease in the average balance of  time deposits greater than $100,000 was $23.5 million.  These deposits typically have a higher cost when compared to all other interest bearing deposits and do not include brokered certificates of deposit.

During 2011, non-deposit interest bearing liabilities increased on average by $33.0 million.  The Company decreased its average short-term borrowings by $864,000 or 8.3% over the year ended December 31, 2010.  The Company increased its average FHLB advances and other debt by $26.0 million or 47.0% over the year ended December 31, 2010.  Total interest expense for 2011 was $10.7 million, a decrease of $3.5 million compared to the total interest expense for 2010. The cost of interest-bearing liabilities decreased 50 basis points over the year ended December 31, 2010.

Management believes that the net interest margin could compress during 2012.  Based on conservative internal interest rate risk models and the assumption of a sustained low rate environment, the Company expects net interest income to trend downward slightly throughout the next 12 months as loan related assets reprice and the decline in funding costs slows. It is anticipated that targeted growth in earning assets and liability repricing opportunities will help mitigate the above mentioned impact to the Company’s net interest margin.  The Asset/Liability Management Committee continues to focus on various strategies to maintain the net interest margin.

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

Volume and Rate Analysis
(Tax Equivalent Basis)
(Years Ended December 31)

	2011 vs. 2010 Increase (Decrease) Due to Changes in:			2010 vs. 2009 Increase (Decrease) Due to Changes in:
	(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$2,111	$(178)	$1,933	$2,446	$(2,438)	$8
Tax-exempt (1)	(181)	(49)	(230)	(323)	(328)	(651)
Loans:
Taxable	799	(1,955)	(1,156)	(248)	(8,038)	(8,286)
Federal funds sold	—	—	—	(42)	—	42
Interest bearing deposits in other
financial institutions	(11)	(10)	(21)	23	13	36
Total earning assets	$2,718	$(2,192)	$526	$1,856	$(10,791)	$(8,935)
Interest-Bearing Liabilities:
Interest checking	$97	$(508)	$(411)	$387	$(1,184)	$(797)
Regular savings deposits	176	(218)	(42)	262	(286)	(24)
Money market deposits	51	(125)	(74)	120	(166)	(46)
Time deposits			—			—
$100,000 and over	(567)	(1,312)	(1,879)	800	(844)	(44)
Under $100,000	336	(1,096)	(760)	(1,007)	(1,663)	(2,670)
Total interest bearing deposits	$93	$(3,259)	$(3,166)	$562	$(4,143)	$(3,581)
Short-term borrowings	$(31)	$(44)	$(75)	$(275)	$75	$(200)
Securities sold under agreement
to repurchase	68	20	88	8	157	165
FHLB Advances and other debt	726	(1,057)	(331)	(576)	(715)	(1,291)
Federal funds purchased	—	—	—	—	—	—
Total interest bearing
Liabilities	$856	$(4,340)	$(3,484)	$(281)	$(4,626)	$(4,907)
Change in net interest income	$1,862	$2,148	$4,010	$2,137	$(6,165)	$(4,028)
_______________
(1)           Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

The Company’s loan loss provision during 2011 and 2010 was $2.9 million and $12.0 million, respectively.  The Company is committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in the loan portfolio.  This commitment is more fully discussed in the “Allowance for loan losses” section below.

Non-interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income includes fees generated by the commercial and retail banking segment, the wealth management segment and the mortgage banking segment of the Company.  Non-interest income (excluding securities gains and losses and impairment losses) was $26.0 million for the year ended December 31, 2011 compared to $26.2 million for 2010.  The increases in the sub-categories of non-interest income were largely the result of increases in gain-on-sale of mortgage loans.

Service charges, which include deposit fees and certain loan processing fees, increased 8.7% to $2.5 million for the year ended December 31, 2011, compared to $2.3 million for the year ended December 31, 2010.

Income from the wealth management segment is produced by Middleburg Trust Company and the investment services department of Middleburg Bank.  Middleburg Trust Company produced fees that increased 9.0% to $3.6 million for the year ended December 31, 2011, compared to $3.3 million for the same period in 2010.  Assets under management at Middleburg Trust Company were at $1.2 billion at December 31, 2011, unchanged from December 31, 2010.  Middleburg Bank holds a large portion of its investment portfolio in custody with Middleburg Trust Company. Commissions on investment services fees from the investment services department of Middleburg Bank increased to $755,000 for the year ended December 31, 2011, compared to $622,000 for the year ended December 31, 2010.

The revenues, expenses, assets and liabilities of Southern Trust Mortgage for the year ended December 31, 2011 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share of Southern Trust Mortgage’s income not owned by the Company reported as “Net income (loss) attributable to non-controlling interest”.  Accordingly, gains on mortgages held for sale of $17.9 million and fees on mortgages held for sale of $333,000 generated by Southern Trust Mortgage for the year ended December 31, 2011, are being reported as part of the consolidated Non-interest income.  For the year ended December 31, 2011, Southern Trust Mortgage closed $682 million in loans, compared to $782 million in loans for the year ended 2010.  During 2011, Southern Trust Mortgage continued to address problem loans through charge-offs and increases in the allowance for loan losses in anticipation of additional charge-offs.  The majority of the problem loans are due to credit risk in their remaining construction portfolio and early payment defaults of loans sold to investors, both of which are issues facing mortgage bankers in the current economic climate.  Southern Trust Mortgage continues to analyze the problem loans and its construction portfolio as well as refine its methodology to estimate the expected loss and required reserve.

Income earned from Middleburg Bank’s $16.0 million investment in Bank Owned Life Insurance (BOLI) contributed $486.000 to total other income for the year ended December 31, 2011.  The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004,  $485,000 in the second quarter of 2007, $453,000 in the fourth quarter of 2009, and $682,000 in the second quarter of 2010 to help subsidize increasing employee benefit costs and expenses related to the restructuring of its supplemental retirement plans.

The Company had net realized gains of $460,000 from sales of securities for the year ended December 31, 2011, compared to $866,000 for the year ended December 31, 2010. Additionally, $25,000 and $1.1 million in losses related to other-than-temporary impairment on trust-preferred securities were recognized in 2011 and 2010 respectively.

Other operating income decreased by $164,000 to $226,000 for the year ended December 31, 2011, compared to the same period in 2010.  Other operating income includes equity earnings recognized by Southern Trust Mortgage from its investments in several mortgage partnerships of $20,000 and equity earnings recognized by Middleburg Bank Service Corporation from its equity investments.

Non-interest income (excluding securities gains and losses and impairment losses) decreased 1.0% to $26.0 million for the year ended December 31, 2011, compared to $26.3 million for 2010.

Service charges, which include deposit fees and certain loan fees, increased 8.3% to $2.6 million for the year ended December 31, 2011, compared to $2.4 million for the year ended December 31, 2010.  Middleburg Trust Company produced fees that increased 9.0% to $3.6 million for the year ended December 31, 2011, compared to $3.3 million for the same period in 2010.

Commissions on investment sales increased to $755,000 for the year ended December 31, 2011, compared to $622,000 for the year ended December 31, 2010.

Non-interest Income
(Years Ended December 31)

	2011	2010	2009
	(In thousands)
Service charges, commissions and fees	$2,547	$2,351	$2,412
Trust services income	3,636	3,335	3,218
Commission on investment sales	755	622	580
Gains on loans held for sale	17,992	17,158	11,860
Fees on mortgages held for sale	333	1,881	1,044
Bank-owned life insurance	486	503	489
Other operating income	226	390	311
Non-interest income	$25,975	$26,240	$19,914
Gains (Losses) on securities available for sale, net, and impairment losses	435	(237)	998
Total non-interest income	$26,410	$26,003	$20,912

Non-interest Expense

Non-interest expense increased 5.1% to $55.5 million for the year ended December 31, 2011, compared to $52.7 million for 2010.  When taken as a percentage of total average assets for the year ended December 31, 2011, the expense was 4.9% of total average assets, unchanged  from 4.9% for the same period in 2010.

Salaries and employee benefits increased $4.2 million to $33.8 million when comparing the year ended December 31, 2011 to the same period in 2010.   The increase is largely due to an increase in commissions paid to loan officers by Southern Trust Mortgage in 2011.  The remainder of the increase is the result of an increase in the number of full time employees in 2011. The Company had 405 full-time equivalent employees at December 31, 2011 compared with 350 at December 31, 2010.

Net occupancy and equipment expenses increased 8.0% to $6.7 million for the year ended December 31, 2011, compared to $6.2 million for the same period in 2010.  The increase was largely due to the costs associated with conversion of the limited service facility in Marshall to a full service facility.

Advertising expense increased 30.6% in 2011 to $1.4 million compared to $1.1 million in 2010.  The increase was largely due to promotions for various deposit products.

Computer operations expense increased 13.4% to $1.5 million for the year ended December 31, 2011 compared to the same period ended December 31, 2010.

Expense relating to other real estate owned increased by 3.9% to $2.6 million for the year ended December 31, 2011 compared to $2.5 million for the year ended December 31, 2010.

Other tax expense increased 1.7% to $812,000 for the year ended December 31, 2011 compared to $798,000 for the year ended December 31, 2010 primarily due to an increase in state franchise taxes.

FDIC expense decreased to $1.3 million for the year ended December 31, 2011 compared to $1.9 million for the year ended December 31, 2010. The decrease in FDIC expense in 2011 was related to the change in the assessment base in April of 2011 from total deposits to total assets less tangible equity, as defined by the FDIC.

Non-interest expense increased 5.2% to $55.5 million for the year ended December 31, 2011 compared to $52.7 million for 2010.  Salaries and employee benefits increased $4.2 million to $33.8 million when comparing the year ended December 31, 2011 to the same period in 2010.  The increase is largely due to an increase in commissions and salaries  paid to loan officers at Southern Trust Mortgage.  The Company had 405 full-time equivalent employees at December 31, 2011 compared with 350 at December 31, 2010.

Net occupancy and equipment expenses increased 8.0% to $6.7 million for the year ended December 31, 2011 compared to $6.2 million for the same period in 2010.  Advertising expense increased 30.6% in 2011 to $1.4 million compared to $1.1 million in 2010.  Expense related to other real estate owned increased by 3.9% to $2.6 million for the year ended December 31, 2011 compared to $2.5 million for the year ended December 31, 2010 and included losses on dispositions.

Non-interest Expenses
(Years Ended December 31)

	2011	2010	2009
	(In thousands)
Salaries and employee benefits	$33,821	$29,594	$28,042
Net occupancy and equipment expense	6,748	6,249	5,904
Advertising	1,399	1,071	760
Computer operations	1,501	1,324	1,290
Other real estate owned	2,564	2,468	3,794
Other taxes	812	798	587
Federal Deposit Insurance Corporation expense	1,260	1,907	2,051
Other operating expenses	7,354	9,331	6,434
Total	$55,459	$52,742	$48,862

Income Taxes

Reported income tax expense was $1.4 million for the year ended December 31, 2011, compared to income tax benefit of $2.6 million for the year ended December 31, 2010.  The effective tax rate for 2011 was 22.4% compared to (52.4%) in 2010 and 1.2% in 2009.  The income tax benefit for the year ended December 31, 2010 was primarily due to the operating losses in the third quarter of 2010. Note 10 of the Company’s Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and the Company’s actual income tax expense.

Summary of Financial Results by Quarter

The following table summarizes the major components of the Company’s results of operations for each quarter of the last three fiscal years.

	2011 Quarter Ended
Dollars in thousands except per share data	March 31	June 30	September 30	December 31
Net interest income	$9,035	$9,395	$9,556	$9,959
Net interest income after provision
for loan losses	8,581	8,308	8,532	9,640
Other income	4,869	5,937	7,500	7,603
Net securities gains and impairment losses	34	87	120	194
Other expense	12,170	12,953	14,077	16,193
Income before income taxes	1,314	1,379	2,075	1,244
Net income	997	1,078	1,621	966
Less: net income (loss) attributable to
non-controlling interest	230	121	(223)	170
Net income attributable to Middleburg
Financial Corporation	1,227	1,199	1,398	1,136
Diluted earnings per common share	$0.18	$0.17	$0.20	$0.16
Dividends per common share	0.05	0.05	0.05	0.05

	2010 Quarter Ended
Dollars in thousands except per share data	March 31	June 30	September 30	December 31
Net interest income	$8,456	$8,432	$7,958	$9,010
Net interest income (loss) after provision
for loan losses	7,527	7,141	(1,172)	8,355
Other income	4,717	6,191	7,335	7,997
Net securities gains (losses) and impairment losses	355	(134)	(438)	(20)
Other expense	11,943	12,266	14,387	14,146
Income (loss) before income taxes	656	932	(8,662)	2,186
Net income (loss)	569	857	(5,365)	1,613
Less: net income (loss) attributable to
non-controlling interest	245	(133)	(423)	(51)
Net income (loss) attributable to Middleburg
Financial Corporation	814	724	(5,788)	1,562
Diluted earnings (loss) per common share	$0.12	$0.10	$(0.83)	$0.23
Dividends per common share	0.10	0.10	0.10	0.05

	2009 Quarter Ended
Dollars in thousands except per share data	March 31	June 30	September 30	December 31
Net interest income	$9,684	$9,910	$9,356	$8,714
Net interest income after provision for
loan losses	8,647	8,327	8,392	7,747
Other income	4,757	5,468	4,590	5,099
Net securities gains (losses) and impairment losses	230	661	(258)	365
Other expense	11,832	13,019	11,905	12,106
Income before income taxes	1,802	1,437	544	1,380
Net income	1,662	1,416	636	1,385
Less: net income attributable to
non-controlling interest	(678)	(603)	(26)	(270)
Net income attributable to Middleburg
Financial Corporation	984	813	610	1,115
Diluted earnings per common share	$0.17	$0.11	$0.05	$0.07
Dividends per common share	0.19	0.19	0.10	0.10

Financial Condition

Assets, Liabilities and Shareholders Equity

The Company’s total assets were $1.2 billion at December 31, 2011, an increase of $88.3 million or 8.0% compared to $1.1 billion as of December 31, 2010.  Securities increased $56.2 million or 22.3% from 2010 to 2011.  Loans, net of allowance for loan losses and deferred loan costs, increased by $12.4 million or 1.9% from 2010 to 2011.  Total liabilities were $1.1 billion as of December 31, 2011, compared to $1.0 billion as of December 31, 2010.  Total shareholders’ equity at year end 2011 and 2010 was $106.0 million and $97 million, respectively.

Loans

The Company’s loan portfolio is its largest and most profitable component of earning assets, totaling 72.6% of average earning assets.  The Company places great focus on originating and maintaining high credit quality loans.  In 2011, the tax equivalent yield on loans was 5.47% while non-accrual loans and loans past due more than 90 days was  3.85% of average loans.  The Company continues to focus on loan portfolio quality and diversification as a means of increasing earnings.  Total loans were $763.9 million at December 31, 2011, an increase of 6.3% from December 31, 2010’s total of $718.7 million.  Total loans increased 4.3% from $689.3 million at December 31, 2009 to $718.7 million at December 31, 2010.  The total loan to deposit ratio decreased to 72.2% at December 31, 2011, compared to 74.0% at December 31, 2010 and 85.5% at December 31, 2009.

Loan Portfolio
(At December 31)

Dollars in thousands	2011	2010	2009	2008	2007
Commercial, financial and agricultural	$94,427	$56,385	$43,331	$44,127	$46,482
Real estate construction	42,208	68,110	73,019	105,717	96,576
Real estate mortgage
Residential (1-4 family)	187,134	191,969	209,735	216,034	202,822
Home equity lines	49,626	50,651	56,828	54,974	48,039
Non-farm, non-residential (1)	275,428	268,262	241,903	230,153	229,153
Secured by farmland	10,047	11,532	2,491	2,522	2,476
Mortgages held for sale	92,514	59,361	45,010	40,301	—
Consumer	12,523	12,403	16,972	18,868	20,237
Total loans	763,907	718,673	689,289	712,696	645,785
Less: Allowance for loan losses	14,623	14,967	9,185	10,020	7,093
Net loans	$749,284	$703,706	$680,104	$702,676	$638,692

(1)	This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

At December 31, 2011, residential real estate (1-4 family) portfolio loans constituted 24.5% of total loans and decreased $4.8 million during the year.  Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans.  Real estate construction loans constituted 5.5% of total loans and decreased 38.0%.  The Company’s one time closing construction/permanent loan product competes successfully in a high growth market like Loudoun County because the Company is local and can respond quickly to inspections and construction draw requests.  Non-farm, non-residential real estate loans are typically owner-occupied commercial buildings.  Non-farm, non-residential loans were 36.1% of the total loan portfolio at December 31, 2011 representing an increase of $7.2 million or 2.7%.  Home equity lines and agricultural real estate loans were 6.5% and 1.3% of total loans, respectively, at December 31, 2011.

The Company’s commercial, financial and agricultural loan portfolio consists of secured and unsecured loans to small businesses.  At December 31, 2011, these loans comprised 12.4% of the total loan portfolio.  This portfolio increased 67.5% during 2011 to $94.4 million.  Consumer installment loans primarily consist of unsecured installment credit and account for 1.6% of the total loan portfolio.

Consistent with its focus on providing community-based financial services, the Company generally does not extend loans outside its principal market area.  The Company’s market area for its lending services encompasses Fairfax, Fauquier and Loudoun Counties as well as the town of Williamsburg and the city of Richmond, where it operates full service financial centers.

The Company’s unfunded loan commitments totaled $92.0 million at December 31, 2011 and $83.3 million at December 31, 2010.   At  December 31, 2011, the Company had no concentration of loans in any one industry in excess of 10% of its total loan portfolio.  However, because of the nature of the Company’s market, loan collateral is predominantly real estate.

The following table reflects the maturity distribution of selected loan categories:

Remaining Maturities of Selected Loan Categories
(At December 31, 2011)
(In Thousands)

	Commercial, Financial and Agricultural	Real Estate Construction
Within 1 year	$6,655	$19,268
Variable Rate:
1-5 years	14,272	4,902
After 5 years	18,164	544
Total	32,436	5,446
Fixed Rate:
1-5 years	20,639	8,504
After 5 years	34,697	8,990
Total	$55,336	$17,494
Total Maturities	$94,427	$42,208

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio.  These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses.  There were $39.0 million in total non-performing assets, which consist of non-accrual loans, restructured loans and foreclosed property at December 31, 2011.  This is a decrease of $1.0 million when compared to the December 31, 2010 balance of  $39.9 million.  Foreclosed property at Middleburg Bank increased 1.7% to $8.5 million at December 31, 2011, compared to $8.4 million at December 31, 2010.  Loans more than 90 days past due still accruing were $1.2 million at December 31, 2011 compared to $909,000  at December 31, 2010.

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

	Nonperforming Assets Middleburg Financial Corporation December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Nonperforming assets:
Nonaccrual loans	$25,346	$29,386	$8,606	$6,890	$6,635
Restructured loans (1)	3,853	1,254	2,096	—	—
Accruing loans greater than
90 days past due	1,233	909	908	1,117	30

Total nonperforming loans	$30,432	$31,549	$11,610	$8,007	$6,665

Foreclosed property	8,535	8,394	6,511	7,597	—

Total Nonperforming assets	$38,967	$39,943	$18,121	$15,604	$6,665

Allowance for loan losses	$14,623	$14,967	$9,185	$10,020	$7,093

Nonperforming loans to
period end portfolio loans	4.53%	4.79%	1.80%	1.19%	1.03%

Allowance for loan losses
to nonperforming loans	48.05%	47.44%	79.11%	125.14%	106.42%

Nonperforming assets to
period end assets	3.27%	3.62%	1.86%	1.58%	0.79%

(1)	Amount reflects restructured loans that are not included in nonaccrual loans.

Nonperforming loans decreased $1.1 million, or 3.5%, from December 31, 2010 to December 31, 2011 while the allowance for loan losses balance decreased $344,000, or 3.6%, during the same period.

The allowance for loan losses was 48% of non-performing loans at December 31, 2011.  At December 31, 2010 and 2009 the allowance for loan losses was 47% and 79% of non-performing loans, respectively. The decline in this ratio was caused by two primary factors.  Loans classified as nonperforming during the periods required smaller specific reserves than previously classified nonperforming loans, and some previously identified nonperforming loans with substantial associated specific reserve balances were charged off during 2009 and 2010.  The combination of these two factors caused the decline in the nonperforming loans ratio from December 31, 2009 to December 31, 2010.   Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

During 2011 and 2010, approximately $1.5 million and $722,000, respectively, in additional interest income would have been recorded if the Company’s non-accrual loans had been current and in accordance with their original terms.

Included in the “Nonperforming Assets” table above are troubled debt restructurings (“TDRs”) that were classified as impaired.  The total balance of TDRs at December 31, 2011 was $11.2 million of which $7.3 million were included in the Company’s non-accrual loan totals at that date and $3.9 million represented loans performing as agreed to the restructured terms. This compares with $4.5 million in total restructured loans at December 31, 2010, an increase of $6.7 million or 148.89 percent.  The amount of the valuation allowance related to TDRs was $1,731,000 and $532,000 as of December 31, 2011 and 2010 respectively.

The $7.3 million in nonaccrual TDRs as of December 31, 2011 is comprised of $1.3 million in real estate construction loans, $876,000.0  in 1-4 family real estate loans. and $5.2 million in other real estate loans.  The $3.9 million in TDRs which were performing as agreed under restructured terms as of December 31, 2011 is comprised of $271,000 in commercial loans, $838,000 in 1-4 family real estate loans, and $2.7 million in other real estate loans.  The Company considers all loans classified as TDRs to be impaired as of December 31, 2011.

The Company requires six timely consecutive monthly payments before a restructured loan that has been placed on non-accrual can be returned to accrual status.  No restructured loans were charged off during the year ended December 31, 2011.  The Company does not utilize formal modification programs or packages when loans are considered for restructuring.  Any loan restructuring is based on the borrower’s circumstances and may include modifications to more than one of the terms and conditions of the loan.

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

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

Allowance for Loan Losses
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Balance, beginning of year	$14,967	$9,185	$10,020	$7,093	$5,582
Provision for loan losses	2,884	12,005	4,551	5,261	1,786
Southern Trust Mortgage consolidation	—	—	—	1,238	—
Charge-offs:
Real estate loans:
Construction	467	1,226	836	2,131	—
Secured by 1-4 family residential	2,062	3,256	3,205	233	—
Other real estate loans	438	460	375	—	—
Commercial loans	180	942	343	511	76
Consumer loans	318	500	725	744	263
Total charge-offs	$3,465	$6,384	$5,484	$3,619	$339
Recoveries:
Real estate loans:
Construction	$29	$—	$—	$9	$—
Secured by 1-4 family residential	41	37	9	—	—
Other real estate loans	98	4	—	—	—
Commercial loans	41	68	21	2	—
Consumer loans	28	52	68	36	64
Total recoveries	$237	$161	$98	$47	$64
Net charge-offs	$3,228	$6,223	$5,386	$3,572	$275
Balance, end of year	$14,623	$14,967	$9,185	$10,020	$7,093
Ratio of allowance for loan losses
to portfolio loans outstanding at end of period	2.18%	2.27%	1.43%	1.49%	1.09%
Ratio of net charge offs to average
portfolio loans outstanding during the period	0.44%	0.88%	0.76%	0.53%	0.04%

The allowance for loan losses was $14.6 million at December 31, 2011, a decrease of $400,000 from $15.0 million at December 31, 2010.  The ratio of the allowance for loan losses to total portfolio loans outstanding was 2.18% at December 31, 2011 compared to 2.27% at December 31, 2010.  In 2011, the Company’s net charge-offs decreased $3.0 million from the previous year’s net charge-offs of $6.2 million.  Net charge-offs as a percentage of average portfolio  loans were 0.44% and 0.88% for 2011 and 2010, respectively.  The provision for loan losses was $2.9 million for 2011 and $12.0 million for 2010.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each major category of loan:

Allocation of Allowance for Loan Losses
(At December 31)
(In Thousands)

	Commercial, Financial, Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer
	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans
2011	1,731	15.56%	897	6.29%	11,850	76.29%	145	1.87%
2010	1,162	5.40%	4,684	16.80%	8,736	74.54%	385	3.26%
2009	819	6.73%	2,087	11.35%	6,038	79.28%	241	2.64%
2008	911	6.57%	3,245	15.75%	5,292	74.87%	572	2.81%
2007	943	7.21%	1,392	14.98%	4,099	74.67%	659	3.14%

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

Securities

The Company manages its investment securities portfolio consistent with established policies that include guidelines for earnings, rate sensitivity, liquidity and pledging needs.  The Company holds bonds issued from the Commonwealth of Virginia and its political subdivisions with an aggregate market value of $5.4 million at December 31, 2011.  The aggregate holdings of these bonds approximate 5.1% of the Company’s shareholders’ equity.

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

The carrying value of the securities portfolio was $308.2 million at December 31, 2011, an increase of $56.2 million or 22.3% from the carrying value of $252.0 million at December 31, 2010.  The unrealized losses on the AFS securities were $2.2 million at December 31, 2011.  These losses were offset by the December 31, 2011 unrealized gains of $8.4 million.  The net market value gain at December 31, 2011 is reflective of the continued decline in market interest rates.  The net unrealized gain on the AFS securities was $6.3 million at December 31, 2011.

Investment Securities Portfolio
(Years Ended December 31)

The carrying values of securities available for sale at the dates indicated were as follows:

	2011	2010	2009
	(In thousands)
U.S. Government securities	$—	$—	$3,087
U.S. Government agency securities	9,343	4,649	—
State and political subdivision obligations	67,542	59,140	69,044
Mortgage-backed securities	221,072	178,385	100,179
Other securities	10,285	9,868	389
	$308,242	$252,042	$172,699

Mortgage-backed securities made up 71.7% and 70.8% of the securities portfolio on December 30, 2011 and 2010, respectively.  Securities with maturities greater than five years totaled $287.5 million, of which $218.3 million or 75.9% were mortgage-backed securities with a weighted average yield of 3.37%.  The securities portfolio represented approximately 29% of the average earning assets of the Company.  For that reason, it is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk.  Secondarily, through the asset/liability process, the Company considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time.

Additionally, $25,000 and $1.1 million in losses related to other-than-temporary impairment on trust-preferred securities were recognized in 2011 and 2010 respectively.  At December 31, 2011, the the carrying value of trust preferred securities in the Company's investment portfolio  was $269,000. The unrealized losses related to these securities was $228,000 as of that date. The Company may need to recognize additional other-than-temporary impairments related to trust preferred securities in 2012.

Maturity Distribution and Yields of Investment Securities
Taxable-Equivalent Basis
(At December 31, 2011)

	Due in 1 year		Due after 1 year		Due after 5 years		Due after 10 years
	or less		through 5 years		through 10 years		and Equities		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(Dollars in thousands)
Securities available for sale
U.S. government agency securities	$271	1.73%	$3,346	3.07%	$3,275	3.59%	$2,450	4.24%	$9,342	3.94%
Mortgage-backed securities	—	—%	2,776	3.18%	5,401	3.78%	212,894	3.36%	221,071	3.37%
Other (2)	—	—%	4,540	4.42%	12,061	5.31%	2,369	5.06%	18,970	5.20%
Total taxable	271	1.73%	10,662	3.36%	20,737	4.65%	217,713	3.43%	249,383	3.53%
Tax-exempt securities (1)	3,687	6.28%	6,174	6.67%	22,536	6.11%	26,462	6.29%	58,859	6.28%
Total securities (3)	$3,958	5.96%	$16,836	3.72%	$43,273	4.94%	$244,175	3.97%	$308,242	4.06%

(1)	Yields on tax-exempt securities, which includes tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis assuming a federal tax rate of 34%.
(2)	Includes corporate bonds, equity securities, and taxable obligations of states and political subdivisions.
(3)	Amounts exclude Federal Reserve Stock of $1.7 million and Federal Home Loan Bank Stock of $5.4 million.

Goodwill

The Company evaluated the carrying value of its goodwill related to Southern Trust Mortgage as of December 31, 2011 and determined that there was no goodwill impairment.  As of December 31, 2011, the carrying value of goodwill related to Middleburg Trust Company was also evaluated. It was determined that there was no goodwill impairment.

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

The following table is a summary of average deposits and average rates paid on those deposits:

Average Deposits and Rates Paid
(Years Ended December 31)

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest-bearing deposits	$130,565		$120,475		$107,936
Interest-bearing accounts:
Interest checking	294,660	0.64%	283,294	0.81%	251,781	1.23%
Regular savings	96,725	0.71%	77,864	0.93%	59,095	1.27%
Money market accounts	59,356	0.59%	53,894	0.79%	42,985	1.10%
Time deposits:
$ 100,000 and over	136,526	1.77%	160,063	2.69%	135,149	3.21%
Under $ 100,000	172,815	2.04%	161,338	2.66%	187,115	3.72%
Total interest-bearing deposits	$760,082	1.17%	$736,453	1.63%	$676,125	2.31%
Total	$890,647		$856,928		$784,061

Average total deposits increased 3.9% during 2011, 9.3% during 2010 and 20.2% during 2009.  At December 31, 2011, the average balance of non-interest bearing deposits increased 8.4% compared to December 31, 2010.

The average balance in interest checking and regular savings accounts increased 4.0% and 24.2%, respectively, during 2011.  In March of 2004, Middleburg Bank developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank.  The overall balance of this product was $35.2 million at December 31, 2011 and is partially reflected in interest bearing deposit and partially reflected in securities sold under agreement to repurchase amounts on the balance sheet.  At December 31, 2011, $32.7 million was classified as an interest bearing deposit balance.

The Company will continue to focus on core deposit growth as the primary source of liquidity and stability.  The Company offers individuals and small to medium-sized businesses a variety of deposit accounts, including demand and interest checking, money market, savings and time deposit accounts.    The Company also had $96.9 million in brokered time deposits as of December 31, 2011 compared to $114.4 million in brokered time deposits as of December 31, 2010. This is reflected in the balance of total time deposits.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2011:

Maturities of Certificates of Deposit of $100,000 and Greater
(At December 31, 2011)

Within	Three to	Six to	Over		Percent
Three	Six	Twelve	One		of Total
Months	Months	Months	Year	Total	Deposits
(In thousands)
$38,111	$40,268	$27,188	$84,781	$190,348	20.5%

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

A summary of the contract amount of Middleburg Bank’s exposure to off-balance-sheet risk as of December 31, 2011 and 2010 is as follows:

	2011	2010
Financial instruments whose contract amounts represent credit risk:	(In thousands)
Commitments to extend credit	$92,032	$83,299
Standby letters of credit	1,837	2,378

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

A summary of the Company’s contractual obligations at December 31, 2011 is as follows:

	Payment due by period
		(In thousands)
	Total	Less than 1 Year	1 - 3 years	3 - 5 Years	More than 5 Years
Certificates of Deposit	$325,895	$152,432	$141,412	$22,833	$9,218
Short-term Borrowings	60,017	60,017	—	—	—
Long-Term Debt Obligations	82,912	47,912	35,000	—	—
Operating Leases	32,697	3,065	5,557	4,520	19,555
Trust Preferred Captial Notes	5,155	—	—	—	5,155
Total Obligations	$506,676	$263,426	$181,969	$27,353	$33,928

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

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks.  The regulatory capital standards categorize assets and off-balance sheet items into four categories that weigh balance sheet assets according to risk, requiring more capital for holding higher risk assets.  The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings.  The Company had a ratio of total capital to risk-weighted assets of 14.7% and 14.1% at December 31, 2011 and 2010, respectively.  The ratio of Tier 1 capital to risk-weighted assets was 13.5% and 12.8% at December 31, 2011 and 2010, respectively.  Both ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

Analysis of Capital
(At December 31)

	2011	2010
	(Dollars in thousands)
Tier 1 Capital:
Common stock	$17,331	$17,314
Capital surplus	43,498	43,058
Retained earnings	41,157	37,593
Non-controlling interest in consolidated subsidiary	2,101	3,040
Trust preferred debt	5,000	5,000
Goodwill	(6,189)	(6,360)
Unrealized loss on equity securities	(18)	(17)
Total Tier 1 capital	$102,880	$99,628
Tier 2 Capital:
Disallowed trust preferred	$—	$—
Allowance for loan losses included in Tier 2 Capital	9,619	9,792
Total tier 2 capital	$9,619	$9,792
Total risk-based capital	$112,499	$109,420
Risk weighted assets	$764,439	$778,149
CAPITAL RATIOS:
Tier 1 risk-based capital ratio	13.5%	12.8%
Total risk-based capital ratio	14.7%	14.1%
Tier 1 capital to average total assets	8.8%	9.0%

As noted above, regulatory capital levels for the Company meet those established for well-capitalized institutions. While we are currently considered well-capitalized, we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

The Company’s core equity to asset ratio was 9.0% at December 31, 2011, unchanged compared to 9.0% at December 31, 2010.

The primary source of funds for dividends paid by the Company to its shareholders is the dividends received from its subsidiaries.  Federal regulatory agencies impose certain restrictions on the payment of dividends and the transfer of assets from the banking subsidiaries to the holding company.  Historically, these restrictions have not had an adverse impact on the Company’s dividend policy.

In 2011, the U.S. Treasury auctioned and sold warrants to purchase 104,101 shares of the Company’s common stock related to the issuance of Preferred Stock to the U.S. Treasury in 2009. The Company did not participate in the auction to purchase the warrants.

Short-term Borrowings

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for Middleburg Bank.  The Company has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $24.0 million and a borrowing capacity of $37.5 million with the Federal Reserve Bank of Richmond.  These lines of credit, which bear interest at prevailing market rates, permit the Company to borrow funds in the overnight market, and are renewable annually subject to certain conditions.  Securities sold under agreements to repurchase include an interest bearing product that the Company has developed which integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank.  This account is referred to as Tredegar Institutional Select.  The overall balance of this product was $35.2 million at December 31, 2011, of which $2.4 million is included in securities sold under agreements to repurchase amounts on the balance sheet.  All repurchase agreements entered into by the Company are accounted for as collateralized financings.  No repurchase agreements are accounted for as sales.

The following table shows the distribution of the Company’s short-term borrowings and the weighted-average interest rates thereon at the end of each of the last three years.  Also provided are the maximum amount of borrowings and the average amount of borrowings as well as weighted-average interest rates for the last three years.

Dollars in thousands	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Short-term Borrowings
At December 31:
2011	$—	$31,686	$28,331
2010	—	25,562	13,320
2009	—	17,199	3,538
Weighted-average interest rate at year-end:
2011	—%	1.04%	5.00%
2010	—	0.94	5.13
2009	—	0.16	5.00
Maximum amount outstanding at any month's end:
2011	$—	$36,617	$28,331
2010	5,000	27,542	21,875
2009	—	25,210	50,719
Average amount outstanding during the year:
2011	$42	$33,162	$9,555
2010	25	25,314	10,419
2009	—	21,122	15,513
Weighted-average interest rate during the year:
2011	0.25%	0.88%	3.33%
2010	—%	0.81%	3.77%
2009	—%	0.19%	3.82%

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $24.0 million, none of which were outstanding at December 31, 2011.  The subsidiary bank of the Company is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  Available borrowing capacity from this source at December 31, 2011 was $37.5 million.  The average balance of federal funds purchased during 2011 was $42,000 compared to average federal funds purchased of $25,000 in 2010.  The average balance of federal funds purchased during 2009 was $0.  At December 31, 2011 and 2010, Middleburg Bank had $19.7 million and $18.1 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.  These accounts include $2.4 million from the non-FDIC eligible portion of the Tredegar Institutional Select. At December 31, 2011, Middleburg Bank had $12.7 million of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions with remaining maturities of greater than one year.

As of December 31, 2011, Middleburg Bank had remaining credit availability in the amount of $68.2 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  In 2011, Southern Trust Mortgage had  $44.0 million in two revolving lines of credit with a regional bank, which was primarily used to fund its mortgages held for sale.  At December 31, 2011, this line had an outstanding balance of $28.3 million and is included in total short-term borrowings.

At December 31, 2011, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments and unencumbered securities available for sale were 21.6% of total deposits and liabilities.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis during the fiscal years of 2011 and 2010 as compared to the 20% Board-approved policy limit.

Estimated Net Interest Income Sensitivity
Rate Change	December 31, 2011	December 31, 2010
+ 200 bps	—%	(6)%
- 200 bps	(10)%	(12)%

At the end of 2011, the Company’s final 2011 interest rate risk model indicated that in a  rate environment of an immediate 200 basis points increase, net interest income will increase by 0.4% over a 12 month period.  For the same time period, the final 2011 interest rate risk model indicated that, in a rate environment of an immediate 200 basis points decrease, net interest income could decrease by 9.7% over a 12 month period.  Down rate scenarios were not meaningful in the interest rate environment that prevailed as of December 31, 2011. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2011 and 2010;
•	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009;
•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009;
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009; and
•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and there has been no change in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to effect the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation, integrity and fair presentation of the Company’s financial statements for the year ended December 31, 2011.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to insure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2011  This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2011.  Management’s assessment did not determine any material weakness within the Company’s internal control structure.

The financial statements for the year ended December 31, 2011  have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C.  Personnel from that firm were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors – Nominees for Election for Terms Expiring in 2013” and “ – Executive Officers Who Are Not Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “– Code of Ethics” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Corporate Governance and the Board of Directors – Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership – Security Ownership of Management” and “– Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Equity Compensation Plans” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G (3) of Form 10-K, the information contained under the heading “Executive Compensation – Transactions with Management” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approval Policies” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

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

10.1
Agreement, dated as of July 18, 2011, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s current Form 8-K filed with the Commission on July 20, 2011, incorporated herein by reference.*

10.2
Middleburg Financial Corporation 2006 Equity Compensation Plan, as amended, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 26, 2006, incorporated herein by reference.*

10.3
Middleburg Financial Corporation Form of Performance Share Award Agreement, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.4
Middleburg Financial Corporation Form of Restricted Share Award Agreement, attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.5
Middleburg Financial Corporation Form of Non-Qualified Stock Option Agreement, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 20, 2009, incorporated herein by reference.*

10.6
Middleburg Financial Corporation 2006 Management Incentive Plan, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference .*

10.7
Employment Agreement, dated as of April 28, 2010, between the Company and Gary R. Shook, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2010, incorporated herein by reference.*

10.8
Employment Agreement, dated as of May 7, 2010, between the Company and Raj Mehra, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 13, 2010, incorporated herein by reference.*

46

10.9
Executive Retirement Plan, as amended and restated through April 28,, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, Filed with the commission on October 14, 2010, incorporated herein by reference*

10.1
Supplemental Benefit Plan, as amended and restated effective November 17, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 22, 2010, incorporated herein by reference.*

10.11
Stock Purchase Agreement, dated March 27, 2009, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, incorporated herein by reference.*

10.12
First Amendment to Stock Purchase Agreement, dated October 27, 2010, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 28, 2010, incorporated herein by reference.

10.13
Employment Agreement, dated as of April 28, 2010, between the Company and Jeffrey H. Culver, attached as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, incorporated herein by reference.*

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

* Management contracts and compensatory plans and arrangements.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.)

(b)	Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

(All signatures are included with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date: March 15, 2012	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date: March 15, 2012	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

Date: March 15, 2012	By:	/s/ John L. Brooks
John L. Brooks
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Boling	Chairman of the Board and Director	March 15, 2012
Joseph L. Boling

/s/ Gary R. Shook	Chief Executive Officer and President	March 15, 2012
Gary R. Shook	(Principal Executive Officer)

/s/ Raj Mehra	Executive Vice President and Chief	March 15, 2012
Raj Mehra	Financial Officer (Principal Financial Officer)

/s/ John L. Brooks	Senior Vice President and Chief	March 15, 2012
John L. Brooks	Accounting Officer (Principal Accounting Officer)

/s/ Howard M. Armfield	Director	March 15, 2012
Howard M. Armfield

/s/ Henry F. Atherton, III	Director	March 15, 2012
Henry F. Atherton, III

/s/ Childs F. Burden	Director	March 15, 2012
Childs F. Burden

/s/ John Rust	Director	March 15, 2012
John Rust

/s/ J. Bradley Davis	Director	March 15, 2012
J. Bradley Davis

/s/ Alexander G. Green, III	Director	March 15, 2012
Alexander G. Green, III

/s/ Gary D. LeClair	Director	March 15, 2012
Gary D. LeClair

/s/ John C. Lee, IV	Director	March 15, 2012
John C. Lee, IV

/s/ Keith W. Meurlin	Director	March 15, 2012
Keith W. Meurlin

/s/ Janet A. Neuharth	Director	March 15, 2012
Janet A. Neuharth

Director
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

10.1
Agreement, dated as of July 18, 2011, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s current Form 8-K filed with the Commission on July 20, 2011, incorporated herein by reference.*

10.2
Middleburg Financial Corporation 2006 Equity Compensation Plan, as amended, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 26, 2006, incorporated herein by reference.*

10.3
Middleburg Financial Corporation Form of Performance Share Award Agreement, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.4
Middleburg Financial Corporation Form of Restricted Share Award Agreement, attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.5
Middleburg Financial Corporation Form of Non-Qualified Stock Option Agreement, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 20, 2009, incorporated herein by reference.*

10.6
Middleburg Financial Corporation 2006 Management Incentive Plan, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference .*

10.7
Employment Agreement, dated as of April 28, 2010, between the Company and Gary R. Shook, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2010, incorporated herein by reference.*

10.8
Employment Agreement, dated as of May 7, 2010, between the Company and Raj Mehra, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 13, 2010, incorporated herein by reference.*

50

10.9
Executive Retirement Plan, as amended and restated through April 28,, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, Filed with the commission on October 14, 2010, incorporated herein by reference*

10.10
Supplemental Benefit Plan, as amended and restated effective November 17, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 22, 2010, incorporated herein by reference.*

10.11
Stock Purchase Agreement, dated March 27, 2009, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, incorporated herein by reference.*

10.12
First Amendment to Stock Purchase Agreement, dated October 27, 2010, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 28, 2010, incorporated herein by reference.

10.13
Employment Agreement, dated as of April 28, 2010, between the Company and Jeffrey H. Culver, attached as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, incorporated herein by reference.*

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

* Management contracts and compensatory plans and arrangements.

MIDDLEBURG FINANCIAL CORPORATION

Middleburg, Virginia

FINANCIAL REPORT

DECEMBER 31, 2011

C O N T E N T S

Page

REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	3-8

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	9
Consolidated Statements of Operations	10
Consolidated Statements of Changes in Shareholders' Equity	11
Consolidated Statements of Cash Flows	12 and 13
Notes to Consolidated Financial Statements	14-60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2011, 2010 and 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the 2009 financial statements of Southern Trust Mortgage, LLC, a consolidated subsidiary, which statements reflect total revenue constituting 28% of the related consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion for 2009, insofar as it relates to the amounts included for Southern Trust Mortgage LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting.

Winchester, Virginia
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Middleburg Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Middleburg Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2011, 2010 and 2009 of Middleburg Financial Corporation and subsidiaries and our report dated March 15, 2012 expressed an unqualified opinion.

Winchester, Virginia
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2011, 2010 and 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the 2009 financial statements of Southern Trust Mortgage, LLC, a consolidated subsidiary, which statements reflect total revenue constituting 28% of the related consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion for 2009, insofar as it relates to the amounts included for Southern Trust Mortgage LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Middleburg Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Middleburg Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2011, 2010 and 2009 of Middleburg Financial Corporation and subsidiaries and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 15, 2012

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
	December 31,
	2011	2010
ASSETS
Cash and due from banks	$6,163	$21,955
Interest-bearing deposits with other institutions	45,107	42,769
Total cash and cash equivalents	51,270	64,724
Securities available for sale	308,242	252,042
Loans held for sale	92,514	59,361
Restricted securities, at cost	7,117	6,296
Loans receivable (net of allowance for loan losses of $14,623 in 2011 and $14,967 in 2010)	656,770	644,345
Premises and equipment, net	21,306	21,112
Goodwill and identified intangibles	6,189	6,360
Other real estate owned (net of valuation allowance of $1,522 in 2011 and $1,486 in 2010)	8,535	8,394
Prepaid federal deposit insurance	3,993	5,154
Accrued interest receivable and other assets	36,924	36,779
TOTAL ASSETS	$1,192,860	$1,104,567
LIABILITIES
Deposits:
Non-interest-bearing demand deposits	$143,398	$130,488
Savings and interest-bearing demand deposits	460,576	436,718
Time deposits	325,895	323,100
Total deposits	929,869	890,306
Securities sold under agreements to repurchase	31,686	25,562
Short-term borrowings	28,331	13,320
Federal Home Loan Bank borrowings	82,912	62,912
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	6,894	7,319
TOTAL LIABILITIES	1,084,847	1,004,574
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized; 6,996,932 and 6,925,437 issued and outstanding at December 31, 2011 and 2010, respectively)	17,331	17,314
Capital surplus	43,498	43,058
Retained earnings	41,157	37,593
Accumulated other comprehensive (loss)	3,926	(1,012)
Total Middleburg Financial Corporation shareholders' equity	105,912	96,953
Non-controlling interest in consolidated subsidiary	2,101	3,040
TOTAL SHAREHOLDERS' EQUITY	108,013	99,993
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,192,860	$1,104,567

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
	Year End December 31,
	2011	2010	2009
INTEREST INCOME
Interest and fees on loans	$39,392	$40,548	$48,834
Interest and dividends on securities available for sale
Taxable	6,627	4,733	4,743
Tax-exempt	2,363	2,514	2,944
Dividends	144	105	88
Interest on deposits in banks and federal funds sold	110	131	137
Total interest and dividend income	48,636	48,031	56,746
INTEREST EXPENSE
Interest on deposits	8,867	12,033	15,614
Interest on securities sold under agreements to repurchase	293	205	40
Interest on short-term borrowings	318	393	592
Interest on FHLB borrowings and other debt	1,213	1,544	2,836
Total interest expense	10,691	14,175	19,082
NET INTEREST INCOME	37,945	33,856	37,664
Provision for loan losses	2,884	12,005	4,551
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,061	21,851	33,113
NONINTEREST INCOME
Service charges on deposit accounts	2,095	1,884	1,905
Trust and investment advisory fee income	3,636	3,335	3,218
Gains on loans held for sale	17,992	17,158	11,860
Gains on securities available for sale, net	460	866	2,070
Total other-than-temporary impairment losses	(27)	(901)	(2,224)
Portion of (gain) loss recognized in other comprehensive income	2	(202)	1,152
Net impairment losses	(25)	(1,103)	(1,072)
Commissions on investment sales	755	622	580
Fees on mortgages held for sale	333	1,881	1,044
Other service charges, commissions and fees	452	467	507
Bank-owned life insurance	486	503	489
Other operating income	226	390	311
Total noninterest income	26,410	26,003	20,912
NONINTEREST EXPENSE
Salaries and employees' benefits	33,821	29,594	28,042
Net occupancy and equipment expense	6,748	6,249	5,904
Advertising	1,399	1,071	760
Computer operations	1,501	1,324	1,290
Other real estate owned	2,564	2,468	3,794
Other taxes	812	798	587
Federal deposit insurance expense	1,260	1,907	2,051
Other operating expenses	7,354	9,331	6,434
Total noninterest expense	55,459	52,742	48,862
Income (loss) before income taxes	6,012	(4,888)	5,163
Income tax expense (benefit)	1,350	(2,562)	64
NET INCOME (LOSS)	4,662	(2,326)	5,099
Net (income) loss attributable to non- controlling interest	298	(362)	(1,577)
Net income (loss) attributable to Middleburg Financial Corporation	4,960	(2,688)	3,522
Amortization of discount on preferred stock	—	—	429
Dividends on preferred stock	—	—	987
Net income (loss) available to common shareholders	$4,960	$(2,688)	$2,106
Earnings (loss) per share:
Basic	$0.71	$(0.39)	$0.37
Diluted	$0.71	$(0.39)	$0.37
See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2011, 2010 and 2009
(In thousands, except for share and per share data)

	Middleburg Financial Corporation Shareholders
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Compre- hensive Income (Loss)	Non-Controlling Interest	Total Compre- hensive Income (Loss)	Total
Balance December 31, 2008	$—	$11,336	$23,967	$43,555	$(3,181)		$1,928		$77,605
Comprehensive income (loss):
Net income – 2009				3,522		$3,522	1,577	$5,099	5,099
Other comprehensive income net of tax:
Unrealized holding losses arising during the period (net of tax, $262)					(510)	(510)		(510)	(510)
Reclassification adjustment (net of tax, $704)					(1,366)	(1,366)		(1,366)	(1,366)
Unrealized losses on securities for which an other-than-temporary impairment loss has been recognized in earnings, (net of tax, $364)					708	708		708	708
Change in benefit obligation and plan assets for defined benefit pension plan (net of tax, $966)					1,875	1,875		1,875	1,875
Total Other comprehensive lncome					707	707	—	707	707
Total comprehensive income						$4,229	1,577	$5,806	5,806
Cash dividends:
Common stock ($0.48 per share)				(2,955)					(2,955)
Preferred stock				(987)					(987)
Distributions to non-controlling interest							(458)		(458)
Share-based compensation			119						119
Issuance of preferred stock and related warrants	21,571		429						22,000
Amortization of preferred stock discount	429			(429)					—
Redemption of preferred stock	(22,000)								(22,000)
Issuance of common stock (2,374,976 shares)		5,937	18,292						24,229
Balance December 31, 2009	$—	$17,273	$42,807	$42,706	$(2,474)		$3,047		$103,359
Comprehensive income (loss):
Net income (loss) – 2010				(2,688)		$(2,688)	362	$(2,326)	(2,326)
Other comprehensive income net of tax:
Unrealized holding gains arising during the period (net of tax, $646)					1,254	1,254		1,254	1,254
Reclassification adjustment (net of tax, $294)					(572)	(572)		(572)	(572)
Unrealized losses on securities for which an other-than-temporary impairment loss has been recognized in earnings (net of tax, $375)					728	728		728	728
Unrealized gain on interest rate swaps (net of tax, $106 )					206	206		206	206
Change in benefit obligation and plan assets for defined benefit pension plan (net of tax, $80)					(154)	(154)		(154)	(154)
Total Other comprehensive income (net of tax, $753)					1,462	1,462	—	1,462	1,462
Total comprehensive income (loss)						$(1,226)	362	$(864)	(864)
Cash dividends – ($0.35 per share)				(2,425)					(2,425)
Distributions to non-controlling interest							(369)		(369)
Exercise of stock options (12,500 shares)		32	102						134
Restricted stock vesting (3,650 shares)		9	(9)						—
Share-based compensation			158						158
Balance December 31, 2010	$—	$17,314	$43,058	$37,593	$(1,012)		$3,040		$99,993
Comprehensive income (loss):
Net income (loss) – 2011				4,960		4,960	(298)	$4,662	4,662
Other comprehensive income net of tax:
Unrealized holding gains arising during the period (net of tax, $2,826)					5,485	5,485		5,485	5,485
Reclassification adjustment (net of tax, $156)					(304)	(304)		(304)	(304)
Unrealized losses on securities for which an other-than-temporary impairment loss has been recognized in earnings (net of tax, $9)					16	16		16	16
Unrealized (loss) on interest rate swaps (net of tax, $213 )					(413)	(413)		(413)	(413)
Change in benefit obligation and plan assets for defined benefit pension plan (net of tax, $80)					154	154		154	154
Total Other comprehensive income					4,938	4,938	—	4,938	4,938
Total comprehensive income (loss)						$9,898	(298)	$9,600	9,600
Cash dividends – ($0.20 per share)				(1,396)					(1,396)
Distributions to non-controlling interest							(641)		(641)
Restricted stock vesting (7,922)		19	(19)						—
Repurchase of restricted stock		(2)	(12)						(14)
Share-based compensation			471						471
Balance December 31, 2011	$—	$17,331	$43,498	$41,157	$3,926		$2,101		$108,013

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009
(In Thousands)
	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$4,662	$(2,326)	$5,099
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,882	1,753	1,849
Equity in distributions in excess of earnings (undistributed earnings) of affiliate	(20)	(244)	115
Provision for loan losses	2,884	12,005	4,551
Net (gain) on securities available for sale	(460)	(866)	(2,070)
Other than temporary impairment loss	25	1,103	1,072
Net loss on sale of assets	42	4	1
Premium amortization on securities, net	2,837	2,622	294
Deferred income tax expense (benefit)	525	(3,173)	(708)
Origination of loans held for sale	(682,306)	(782,172)	(939,751)
Proceeds from sales of loans held for sale	667,145	784,979	946,902
Net (gains) on mortgages held for sale	(17,992)	(17,158)	(11,860)
Equity compensation	471	158	119
Net loss on sale of other real estate owned	330	190	183
Valuation adjustment on other real estate owned	1,453	1,507	2,825
Valuation adjustment on bank properties	—	1,360	—
(Increase) decrease in prepaid FDIC insurance	1,161	1,769	(6,923)
Changes in assets and liabilities:
(Increase) in other assets	(3,710)	(2,736)	(1,665)
Increase (decrease) in other liabilities	(426)	844	(710)
Net cash used in operating activities	$(21,497)	$(381)	$(677)
Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns and calls of securities available for sale	$60,651	$58,503	$24,612
Proceeds from sale of securities available for sale	37,564	68,757	110,330
Purchase of securities available for sale	(148,944)	(206,910)	(133,811)
Purchase of restricted stock	(821)	(570)	(259)
Redemption of restricted stock	—	499	450
Proceeds from sale of equipment	57	18	—
Purchases of bank premises and equipment	(1,351)	(939)	(1,979)
Net (increase) decrease in loans	(20,708)	(25,867)	18,098
Proceeds from sale of other real estate owned	2,948	1,031	2,710
Purchase of bank-owned life insurance	—	(682)	(453)
Net cash provided by (used in) investing activities	$(70,604)	$(106,160)	$19,698

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Continued)
Years Ended December 31, 2011, 2010 and 2009
(In Thousands)
	2011	2010	2009
Cash Flows from Financing Activities
Net increase in non-interest-bearing and interest-bearing demand deposits and savings accounts	$36,768	$64,453	$85,674
Net increase (decrease) in certificates of deposit	2,795	20,205	(24,809)
Increase (decrease) in securities sold under agreements to repurchase	6,124	8,363	(5,479)
Proceeds from short-term borrowings	119,178	129,963	383,885
Payments on short-term borrowings	(104,167)	(120,181)	(421,291)
Proceeds from FHLB borrowings	55,000	47,912	—
Payments on FHLB borrowings	(35,000)	(20,000)	(49,000)
Distributions to non-controlling interest	(641)	(369)	(458)
Payment of dividends on preferred stock	—	—	(987)
Payment of dividends on common stock	(1,396)	(2,425)	(2,955)
Net proceeds from issuance of preferred stock	—	—	22,000
Repayment of preferred stock	—	—	(22,000)
Net proceeds from issuance of common stock	—	134	24,229
Repurchase of stock	(14)	—	—
Net cash provided by (used in) financing activities	$78,647	$128,055	$(11,191)
Increase (decrease) in cash and and cash equivalents	(13,454)	21,514	7,830

Cash and Cash Equivalents
Beginning	64,724	43,210	35,380
Ending	$51,270	$64,724	$43,210

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$8,937	$12,497	$15,969
Interest paid on short-term obligations	570	579	741
Interest paid on long-term debt	1,218	1,714	3,030
	$10,725	$14,790	$19,740
Income taxes	$900	$—	$1,791

Supplemental Disclosure of Noncash Transactions
Unrealized gain (loss) on securities available for sale	$7,873	$2,138	$(1,770)
Change in market value of interest rate swap	$(626)	$312	$—
Pension liability adjustment	$234	$(234)	$2,841
Transfer of loans to other real estate owned	$5,932	$4,611	$4,632
Loans originated from sale of other real estate owned	$533	$—	$—
Transfer of other real estate owned to bank premises	$527	$—	$—

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Middleburg Financial Corporation (the “Company”)’s banking subsidiary, Middleburg Bank, grants commercial, financial, agricultural, residential and consumer loans to customers principally in Loudoun County, Fauquier County and Fairfax County, Virginia as well as the Town of Wiiliamsburg and the City of Richmond.  The loan portfolio is well diversified and generally is collateralized by assets of the customers.  The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Middleburg Trust Company is a non-banking subsidiary of Middleburg Financial Corporation which offers a comprehensive range of fiduciary and investment management services to individuals and businesses.  Middleburg Financial Corporation has a controlling interest in Southern Trust Mortgage LLC, which originates and sells mortgages secured by personal residences primarily in the southeastern United States.

The accounting and reporting policies of the Company conform to U. S. generally accepted accounting principles and to accepted practice within the banking industry.

Principles of Consolidation

The consolidated financial statements of Middleburg Financial Corporation and its wholly owned subsidiaries, Middleburg Bank, Middleburg Investment Group, Inc., Middleburg Trust Company and Middleburg Bank Service Corporation include the accounts of all companies.  Also included in the consolidation are Southern Trust Mortgage LLC and MFC Capital Trust II.  At  December 31, 2011, the Company owned 62.4 percent of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank.  The issued and outstanding interest of Southern Trust Mortgage not held by the Company is reported as Non-controlling Interest in Consolidated Subsidiary.  Accounting Standards Codification Topic 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in MFC Capital Trust II, which approximated $155,000 for each of the years ended December 31, 2011 and  2010.  The subordinate debt of the trust preferred entity is reflected as a liability of the Company.  All material intercompany balances and transactions have been eliminated in consolidation.

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

The establishment of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and responds to changes in economic conditions, customer behavior, and collateral value, among other influences.  From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional amounts to or release balances from the allowance for loan losses.  Qualitative factors considered in the allowance for loan losses evaluation include the levels and trends in delinquencies and nonperforming loans, trends in volume and terms of loans, the effects of any changes in lending policies, the experience, ability, and depth of management, national and local economic trends and conditions, concentrations of credit, the quality of the Company’s loan review system, and competition and regulatory requirements.  The Company’s allowance for loan losses is sensitive to risk ratings assigned to individually evaluated loans and economic assumptions and delinquency trends driving statistically modeled reserves.  Individual loan risk ratings are evaluated based on each situation by experienced senior credit officers.

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

Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized.  Upon retirement, sale, or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in income.

Other Real Estate Owned

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

Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the consolidated balance sheets, and any increase in cash surrender value is recorded as other income on the consolidated statements of operations. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as other income.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations.

Trust Company Assets

Securities and other properties held by Middleburg Trust Company in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

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

The Company has not designated any derivatives as fair value hedges as of December 31, 2011.  For designated cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to current year presentation.

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

Share-Based Employee Compensation Plan

At December 31, 2011, the Company had a share-based employee compensation plan which is described more fully in Note 8  Compensation cost relating to share-based payment transactions is recognized in the consolidated financial statements.  That cost is measured based on the fair value of the equity instruments issued.  The Company recognized $471,000, $158,000, and $119,000 in compensation expense during 2011, 2010, and 2009, respectively, as a result of partially vested stock grants and vested stock options.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers' disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity's exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. generally accepted accounting principles (GAAP) were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Company has submitted financial statements in extensible business reporting language (XBRL) format with their SEC filings in accordance with the phased-in schedule.
In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114.  This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series.  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB's Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 is March 28, 2011.   The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.”  The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities.  The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011.  The Company has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor's evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor's evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB's Accounting Standards Codification.”  The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940.  These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification.  The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act.  The Release was effective as of August 12, 2011.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued.  The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

Note 2.	Securities

Amortized costs and fair values of securities available for sale as of December 31, 2011 and 2010, are summarized as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$9,068	$293	$(18)	$9,343
Obligations of states and political subdivisions	65,090	2,503	(51)	67,542
Mortgage-backed securities:
Agency	181,797	5,482	(209)	187,070
Non-agency	34,847	157	(1,002)	34,002
Corporate preferred stock	68	—	(28)	40
Corporate securities	10,612	5	(641)	9,976
Trust-preferred securities	497	—	(228)	269
Total	$301,979	$8,440	$(2,177)	$308,242

Note 2.	Securities (Continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$4,699	$17	$(67)	$4,649
Obligations of states and political subdivisions	61,187	174	(2,221)	59,140
Mortgage-backed securities:
Agency	150,952	1,722	(370)	152,304
Non-agency	26,168	150	(237)	26,081
Corporate preferred stock	39	—	(26)	13
Corporate securities	9,609	7	(84)	9,532
Trust-preferred securities	998	—	(675)	323
Total	$253,652	$2,070	$(3,680)	$252,042

The amortized cost and fair value of securities available for sale as of December 31, 2011, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	December 31, 2011
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$3,938	$3,958
Due after one year through five years	13,905	14,061
Due after five years through ten years	36,517	37,873
Due after ten years	30,410	30,969
Mortgage-backed securities	216,644	221,072
Corporate preferred stock	68	40
Trust-preferred securities	497	269
Total	$301,979	$308,242

Proceeds from sales of securities during 2011, 2010, and 2009 were $37,564,000, $68,757,000, and $110,330,000, respectively.  Gross gains of $476,000, $1,323,000, and $3,061,000, and gross losses of $16,000, $457,000, and $991,000, were realized on those sales, respectively. Additionally, $25,000, $1,103,000, and $1,072,000 in losses were recognized for impaired securities in 2011, 2010, and 2009, respectively.  The tax expense (benefit) applicable to these net realized gains, losses, and impairment charges amounted to $148,000, $(81,000), and $339,000, respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $116,221,000 and $83,224,000 at December 31, 2011 and 2010, respectively.

Note 2.	Securities (Continued)

At December 31, 2011 and 2010, investments in an unrealized loss position that are temporarily impaired are as follows (in thousands):

	2011
	Less than Twelve Months		Twelve Months or Greater		Total
2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$2,045	$(18)	$26	$—	$2,071	$(18)
Obligations of states and political subdivisions	43	—	2,243	(51)	2,286	(51)
Mortgage backed securities:
Agency	22,768	(209)	—	—	22,768	(209)
Non-agency	15,345	(465)	5,989	(537)	21,334	(1,002)
Corporate preferred stock	—	—	11	(28)	11	(28)
Corporate securities	7,775	(227)	2,057	(414)	9,832	(641)
Trust-preferred securities	—	—	269	(228)	269	(228)
Total	$47,976	$(919)	$10,595	$(1,258)	$58,571	$(2,177)
	2010
	Less than Twelve Months		Twelve Months or Greater		Total
2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$3,408	$(67)	$—	$—	$3,408	$(67)
Obligations of states and political subdivisions	40,579	(1,876)	4,266	(345)	44,845	(2,221)
Mortgage backed securities:
Agency	50,338	(370)	—	—	50,338	(370)
Non-agency	18,341	(237)	—	—	18,341	(237)
Corporate preferred stock	—	—	12	(26)	12	(26)
Corporate securities	9,385	(84)	—	—	9,385	(84)
Trust-preferred securities	—	—	323	(675)	323	(675)
Total	$122,051	$(2,634)	$4,601	$(1,046)	$126,652	$(3,680)

A total of 58 securities have been identified by the Company as temporarily impaired at December 31, 2011.  Of the 58 securities, 53 are investment grade and 5 are speculative grade.  Agency, non-agency mortgage-backed securities, and corporate securities make up the majority of temporarily impaired securities at December 31, 2011.  The speculative grade securities are asset backed securities that are collateralized by trust preferred issuances of financial institutions.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of December 31, 2011.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

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

All of the pooled trust preferred securities in the Company’s portfolio have floating rate coupons. In performing the present value analysis of expected cash flows, we incorporate expected deferral and default rates. The deferral/default assumptions for each pooled trust preferred security were developed by reviewing the underlying collateral or issuing banks. The present value of expected future cash flows is discounted at the effective purchase yield, which in the case of the floating rate securities is equal to the credit spread at the time of purchase plus the current 3-month LIBOR rate.    We then compare the present value to the current book value for purposes of determining if there is an other-than-temporary impairment (“OTTI”).  The discount rate used to determine OTTI for all periods is the effective purchase yield or the credit spread at time of purchase plus the 3-month LIBOR rate.

The Company reviewed the list of issuers underlying each trust preferred security as of December 31, 2011, and ranked each bank in order of expectations for future defaults and deferrals. We reviewed data on each bank such as earnings, capital ratios, credit metrics and loan loss reserves. We then assigned a default rate to each ranking, then the default rates were applied to each bank that was performing as of the reporting date.  Finally, we summed the defaults and divided by the total remaining performing collateral in each pool. For Trust Preferred IV, the default rate was 50 basis points, for Trust Preferred V, the default rate was 0 basis points, for Trust Preferred XXII, the default rate was 75 basis points and for MM Community Funding, the default rate was 150 basis points.

Using the evaluation procedures described above, the Company identified three other than temporarily impaired securities within its portfolio.  During the year ended December 31, 2011, the Company recognized credit related impairment losses of $25,000 compared to $1.1 million for the year ended December 31, 2010.

The following table provides further information on the Company’s trust preferred securities that are considered other than temporarily impaired as of December 31, 2011 (in thousands):

Security	Class	Current Moody's Rating	Par Value	Book Value	Fair Value	Cumulative Other Comprehensive (Income) Loss	Amount of OTTI Related to Credit Loss	(1) Excess Subord.	(2) Inst. Perf.	Deferrals/Defaults	Expected Default Rate	Expected Recovery	Lag Years
MM Community Funding LTD	A	B1	$208	$184	$152	$32	$24	126.56%	7	25.32%	1.50%	15%	2
Trust Preferred XXII	D	C	1,979	—	—	—	1,979	(35.04)%	59	30.80%	0.75%	15%	2
Trust Preferred V	Mez	Ba3	304	69	6	63	367	(735.88)%	—	100.00%	0.00%	15%	2
			$2,491	$253	$158	$95	$2,370

(1)	Excess subordination. See explanation in text below tables.
(2)	Number of institutions in class performing.

The Company also has the following investment in a trust preferred security not considered other than temporarily impaired as of December 31, 2011 (in thousands):

Security	Tranche Level	Current Moody's Rating	Par Value	Book Value	Fair Value	Cumulative Other Comprehensive Loss	Institutions Performing	(1) Excess Subord.	Deferrals/Defaults	Expected Default Rate	Expected Recovery	Lag Years
Trust Preferred IV	Mez	Ca	$244	$244	$111	$133	4	19.56%	27.10%	0.50%	15%	2
			$244	$244	$111	$133

(1)	Excess subordination. See explanation in text below tables.

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

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

OTTI Credit Losses Recognized in Earnings
Rollforward
Amount recognized through December 31, 2010	$3,871
Additions related to initial impairments	—
Additions related to subsequent impairments	25
Deductions for bonds sold during period (1)	(1,526)
Net impairment losses recognized in earnings through December 31, 2011	$2,370

(1)	Two securities were sold during 2011 with a combined cumulative OTTI related to credit loss of $1,526,000. An additional $16,000 was recognized as a loss in earnings upon sale of these bonds.

At December 31, 2011, the Company concluded that no other adverse change in cash flows had occurred and did not consider any other securities other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell these securities and it is  more likely than not the Company will not be required to sell these securities before recovery of amortized cost basis, which may be at maturity; and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other-than-temporarily impaired at December 31, 2011.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future.

The Company’s investment in FHLB stock totaled $5.4 million at December 31, 2011.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the balance sheet and is not part of the available-for-sale portfolio.

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

	2011		2010
	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
	(In Thousands)
Real estate loans:
Construction	$42,208	6.3%	$68,110	10.3%
Secured by farmland	10,047	1.5	11,532	1.7
Secured by 1-4 family residential	236,760	35.3	242,620	36.8
Other real estate loans	275,428	41.0	268,262	40.7
Commercial loans	94,427	14.1	56,385	8.6
Consumer loans	12,523	1.8	12,403	1.9
Total Gross Loans (1)	671,393	100.0%	659,312	100.0%
Less allowance for loan losses	14,623		14,967
Net loans	$656,770		$644,345

(1)	Gross loan balances at December 31, 2011 and 2010 are net of deferred loan costs of $1.9 million and $1.1 million respectively.

Loans presented in the table above exclude loans held for sale.  The Company had $92.5 million and $59.4 million in mortgages held for sale at December 31, 2011 and 2010, respectively.

The following tables present a contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2011 and December 31, 2010.

(In Thousands)		December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$696	$—	$3,285	$3,981	$38,227	$42,208
Secured by farmland	415	—	—	415	9,632	10,047
Secured by 1-4 family residential	2,036	1,721	7,639	11,396	225,364	236,760
Other real estate loans	6,079	1,736	1,466	9,281	266,147	275,428
Commercial loans	1,751	121	315	2,187	92,240	94,427
Consumer loans	23	—	—	23	12,500	12,523
Total	$11,000	$3,578	$12,705	$27,283	$644,110	$671,393

(In Thousands)		December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$83	$7,423	$1,791	$9,297	$58,813	$68,110
Secured by farmland	—	—	—	—	11,532	11,532
Secured by 1-4 family residential	2,938	—	7,729	10,667	231,953	242,620
Other real estate loans	4,438	3,887	1,385	9,710	258,552	268,262
Commercial loans	1,801	28	243	2,072	54,313	56,385
Consumer loans	22	41	242	305	12,098	12,403
Total	$9,282	$11,379	$11,390	$32,051	$627,261	$659,312

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31 of the indicated year:

	2011		2010
	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
	(In Thousands)
Real estate loans:
Construction	$3,804	$86	$8,871	$—
Secured by 1-4 family residential	11,839	1,097	10,817	676
Other real estate loans	7,567	—	7,509	218
Commercial loans	2,136	50	1,950	12
Consumer loans	—	—	239	3
Total	$25,346	$1,233	$29,386	$909

If interest on nonaccrual loans had been accrued, such income would have approximated $1,500,000, $722,000, and $207,000 for the years ended December 31, 2011, 2010, and 2009 respectively.

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

The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system as of December 31 of the indicated year:

December 31, 2011
(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$22,250	$9,235	$207,332	$239,156	$87,731	$12,448	$578,152
Special Mention	5,764	199	10,773	23,434	4,127	61	44,358
Substandard	13,163	613	17,062	12,592	2,374	14	45,818
Doubtful	1,031	—	1,593	246	195	—	3,065
Loss	—	—	—	—	—	—	—
Ending Balance	$42,208	$10,047	$236,760	$275,428	$94,427	$12,523	$671,393

December 31, 2010
(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$31,744	$10,070	$212,531	$244,982	$50,660	$12,016	$562,003
Special Mention	15,580	1,462	14,810	13,067	3,394	92	48,405
Substandard	20,561	—	14,616	9,939	2,331	295	47,742
Doubtful	225	—	663	274	—	—	1,162
Loss	—	—	—	—	—	—	—
Ending Balance	$68,110	$11,532	$242,620	$268,262	$56,385	$12,403	$659,312

The following tables present loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2011 and 2010:

	December 31, 2011
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$2,992	$3,652	$—	$3,948	$—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	3,978	4,656	—	4,424	7
Other real estate loans	4,732	4,775	—	5,729	95
Commercial loans	1,751	1,751	—	1,735	—
Consumer loans	—	—	—	—	—
Total with no related allowance	$13,453	$14,834	$—	$15,836	$102
With an allowance recorded:
Real estate loans:
Construction	$812	$842	$328	$812	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	8,697	10,417	3,076	9,047	17
Other real estate loans	5,581	5,581	1,192	5,076	64
Commercial loans	656	678	502	662	14
Consumer loans	—	—	—	—	—
Total with a related allowance	$15,746	$17,518	$5,098	$15,597	$95
Total	$29,199	$32,352	$5,098	$31,433	$197

	December 31, 2010
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$3,415	$3,415	$—	$3,470	$4
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	5,450	6,281	—	5,992	—
Other real estate loans	1,303	1,303	—	1,316	—
Commercial loans	1,823	1,844	—	2,032	—
Consumer loans	—	—	—	28	—
Total with no related allowance	$11,991	$12,843	$—	$12,838	$4
With an allowance recorded:
Real estate loans:
Construction	$5,755	$6,366	$1,876	$6,108	$—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	5,422	6,518	1,099	6,076	—
Other real estate loans	7,056	7,202	2,010	7,235	48
Commercial loans	127	127	108	128	—
Consumer loans	239	239	239	240	—
Total with a related allowance	$18,599	$20,452	$5,332	$19,787	$48
Total	$30,590	$33,295	$5,332	$32,625	$52

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table.  The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan.

Troubled Debt Restructurings

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired.  The total balance of TDRs at December 31, 2011 was $11.2 million of which $7.3 million were included in the Company’s non-accrual loan totals at that date and $3.9 million represented loans performing as agreed to the restructured terms. This compares with $4.5 million in total restructured loans at December 31, 2010.  The amount of the valuation allowance related to TDRs was $1.7 million and $532,000 as of December 31, 2011 and 2010 respectively.

The $7.3 million in nonaccrual TDRs as of December 31, 2011 is comprised of $1.3 million in real estate construction loans, $876,000 in 1-4 family real estate loans, and $5.2 million in other real estate loans.  The $3.9 million in TDRs which were performing as agreed under restructured terms as of December 31, 2011 is comprised of $271,000 in commercial loans, $838,000 in 1-4 family real estate loans, and $2.7 million in other real estate loans.  The Company considers all loans classified as TDRs to be impaired as of December 31, 2011.

As a result of adopting the amendments in ASU 2011-02, “Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” The Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance using review procedures in effect at that time.

The following table presents by class of loan, information related to loans modified in a TDR during the year ended December 31, 2011:

	Loans modified as TDR's
	For the year ended
	December 31, 2011
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(In thousands)	(In thousands)
Real estate loans:
Construction	—	$—	$—
Secured by farmland	—	—	—
Secured by 1-4 family residential	5	726	718
Other real estate loans	7	7,623	7,667
Total real estate loans	12	8,349	8,385

Commercial loans	4	271	271
Consumer loans	—	—	—
Total	16	$8,620	$8,656

During the year ended December 31, 2011, the Company modified 16 loans that were considered to be TDRs.  The terms were extended for 16 loans and the interest rates were lowered for 14 loans.

During the year ended December 31, 2011, the Company identified as TDRs 7 loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying these loans as TDRs, the Company evaluated them for impairment. The accounting amendments require prospective application of the impairment measurement guidance for those loans newly identified as impaired.  As of December 31, 2011, the recorded investment in the loans for which the allowance was previously measured under a general allowance methodology and are now considered impaired and measured under a specific allowance methodology was $3.9 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $803,000.

As of December 31, 2011, $5.2 million of loans restructured as TDRs during the year are included in the Company's non-accrual loans total.  The balance of the loans identified as TDRs during that period are reflected as non-performing assets which are performing as agreed under the restructured terms.

One loan modified as a TDR during the year ended December 31, 2011 with a year end balance of $2.1 million subsequently defaulted (i.e. 90 days or more past due following a restructuring) during the year.

Management considers troubled debt restructurings and subsequent defaults in restructured loans in the determination of the adequacy of the Company's allowance for loan losses.  When identified as a TDR, a loan is evaluated for potential loss based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs if the loan is collateral dependent.  Loans identified as TDRs frequently are on non-accrual status at the time of the restructuring and, in some cases, partial charge-offs may have already been taken against the loan and a specific allowance may have already been established for the loan.  As a result of any modification as a TDR, the specific reserve associated with the loan may be increased.  Additionally, loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future defaults.  If loans modified in a TDR subsequently default, the Company evaluates them for possible further impairment.  As a result, any specific allowance may be increased, adjustments may be made in the allocation of the total allowance balance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Management exercises significant judgment in developing estimates for potential losses associated with TDRs.

Note 4.	Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan class and, for the ending loan balances, based on impairment evaluation method as of December 31, 2011 and December 31, 2010.  A roll-forward of the changes in the allowance for loan losses balance by class of loan is also presented for the year ended December 31, 2011.

	December 31, 2011
(In Thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2010	$4,684	$107	$3,965	$4,771	$1,055	$385	$14,967
Charge-offs	(467)	—	(2,062)	(438)	(180)	(318)	(3,465)
Recoveries	29	—	41	98	41	28	237
Provision	(3,349)	3	5,521	(46)	705	50	2,884
Balance at December 31, 2011	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$328	$—	$3,076	$1,192	$502	$—	$5,098
Collectively evaluated for impairment	569	110	4,389	3,193	1,119	145	9,525
Total ending allowance balance	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Ending loan recorded investment balances:
Individually evaluated for impairment	$3,804	$—	$12,675	$10,313	$2,407	$—	$29,199
Collectively evaluated for impairment	38,404	10,047	224,085	265,115	92,020	12,523	642,194
Total ending loans balance	$42,208	$10,047	$236,760	$275,428	$94,427	$12,523	$671,393

	December 31, 2010
(In Thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,876	$—	$1,099	$2,010	$108	$239	$5,332
Collectively evaluated for impairment	2,808	107	2,866	2,761	947	146	9,635
Total ending allowance balance	$4,684	$107	$3,965	$4,771	$1,055	$385	$14,967
Ending loan recorded investment balances:
Individually evaluated for impairment	$9,170	$—	$10,872	$8,359	$1,950	$239	$30,590
Collectively evaluated for impairment	58,940	11,532	231,748	259,903	54,435	12,164	628,722
Total ending loans balance	$68,110	$11,532	$242,620	$268,262	$56,385	$12,403	$659,312

Changes in the allowance for loan losses for the years ended December 31, 2010 and December 31, 2009 are summarized as follows:

	Year End December 31,
	2010	2009
	(In Thousands)
Balance, beginning of year	$9,185	$10,020
Provision for loan losses	12,005	4,551
Charge-offs:
Real estate loans:
Construction	1,226	836
Secured by 1-4 family residential	3,256	3,205
Other real estate loans	460	375
Commercial loans	942	343
Consumer loans	500	725
Total charge-offs	$6,384	$5,484
Recoveries:
Real estate loans:
Construction	$—	$—
Secured by 1-4 family residential	37	9
Other real estate loans	4	—
Commercial loans	68	21
Consumer loans	52	68
Total recoveries	$161	$98
Net charge-offs	6,223	5,386
Balance, end of year	$14,967	$9,185

Note 5.	Premises and Equipment, Net

Premises and equipment consists of the following:

	2011	2010
	(In Thousands)
Land	$2,379	$2,379
Facilities	20,144	19,363
Furniture, fixtures, and equipment	12,861	12,345
Construction in process and deposits on equipment	1,633	1,536
	37,017	35,623
Less accumulated depreciation	(15,711)	(14,511)
Total	$21,306	$21,112

Depreciation expense was $1,585,000, $1,421,000, and $1,459,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2011, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

2012	$3,065
2013	2,829
2014	2,728
2015	2,423
2016	2,097
Thereafter	19,555

$32,697

Rent expense was $3,306,000, $2,877,000, and $2,704,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 6.	Deposits

The Company has developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank. The overall balance of this product was $35.2 million and $29 million at December 31, 2011 and 2010, respectively, and is partially reflected in the interest-bearing demand deposits and partially reflected in securities sold under agreements to repurchase amounts on the balance sheet.

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $190,348,000 and $202,146,000 at December 31, 2011 and 2010, respectively.

At December 31, 2011, the scheduled maturities of time deposits (in thousands) are as follows:

2012	$152,451
2013	95,498
2014	45,897
2015	10,328
2016	21,721
$325,895

At December 31, 2011 and 2010, overdraft demand deposits reclassified to loans totaled $315,000 and $273,000, respectively.

At December 31, 2011, one depositor, with $31.0 million, held approximately 3.3 percent of the total deposits at Middleburg Bank.

Middleburg Bank obtains certain deposits through the efforts of third-party brokers.  At December 31, 2011 and 2010, brokered deposits totaled $96.9 million and $69.0 million, respectively, and were included in time deposits on  the Company’s financial statements.

Note 7.	Borrowings

As of December 31, 2011, Middleburg Bank had remaining credit availability in the amount of $68 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  Advances on the line are secured by all of the Company’s first lien residential real estate loans on one-to-four-unit, single-family dwellings; home equity lines of credit; and eligible commercial real estate loans.   The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB of Atlanta.  Any borrowings in excess of the qualifying collateral require pledging of additional assets.

The Company had $82.9 million of Federal Home Loan Bank advances outstanding as of December 31, 2011.  The interest rates on these advances ranged from 0.14 percent to 1.98% and the weighted-average rate was 1.14 percent.  The Company’s Federal Home Loan Bank advances totaled $62.9 million at December 31, 2010.  The weighted-average interest rate on these advances at December 31, 2010 was 1.43 percent.

The contractual maturities of the Company’s long-term debt are as follows:

December 31, 2011
(In thousands)
Due in 2012	$47,912
Due in 2013	—
Due in 2014	35,000
Total	$82,912

The outstanding balances and related information for Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Short-term Borrowings are summarized as follows (in thousands):

	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Short-term Borrowings
At December 31:
2011	$—	$31,686	$28,331
2010	—	25,562	13,320
2009	—	17,199	3,538
Weighted-average interest rate at year-end:
2011	—%	1.04%	5.00%
2010	—	0.94	5.13
2009	—	0.16	5.00
Maximum amount outstanding at any month's end:
2011	$—	$36,617	$28,331
2010	5,000	27,542	21,875
2009	—	25,210	50,719
Average amount outstanding during the year:
2011	$42	$33,162	$9,555
2010	25	25,314	10,419
2009	—	21,122	15,513
Weighted-average interest rate during the year:
2011	0.25%	0.88%	3.33%
2010	—	0.81	3.77
2009	—	0.19	3.82

In 2011, Southern Trust Mortgage had two revolving lines of credit with a regional bank with a combined credit limit of $44,000,000.  The lines were primarily used to fund its mortgages held for sale.  Middleburg Bank guarantees the balance of these loans up to $10,000,000.  At December 31, 2011, these lines had an outstanding balance of $28,300,000 and are included in total short-term borrowings.  The lines of credit are based on the London Inter-Bank Offered Rate (“LIBOR”).  The weighted-average interest rate on Southern Trust Mortgage’s lines of credit at December 31, 2011, was 5.00%

Southern Trust Mortgage also has a $70,000,000 line of credit for financing mortgage notes it originates until such time the mortgage notes can be sold and a $5,000,000 line of credit for operating purposes with Middleburg Bank, of which $63,642,000 and $1,498,000, respectively, was outstanding at December 31, 2011.  These lines of credit are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.

The Company also has a line of credit with the Federal Reserve Bank of Richmond of $37.6 million of which there was no outstanding balance at December 31, 2011.

The Company has an additional $24 million in lines of credit available from other institutions at December 31, 2011.

Note 8.	Share-Based Compensation Plan

The Company sponsored one share-based compensation plan, the 2006 Equity Compensation Plan, which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards, and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006, and has succeeded the Company’s 1997 Stock Incentive Plan.  Under the plan, the Company may grant share-based compensation to its directors, officers, employees, and other persons the Company determines have contributed to the profits or growth of the Company.  The Company may grant awards up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company granted 54,500 shares of restricted stock on May 2, 2011.  The restricted stock award is a service-based award that vests at 100% on December 31, 2016 unless vesting is accelerated by meeting certain financial performance targets over the vesting period.  Under the terms of the award, vesting may be accelerated on partial basis after December 31, 2013 depending on financial results for the years 2011 through 2013.  Vesting may be accelerated each year thereafter until December 31, 2015 based on financial results as compared to a selected peer group for the preceding three years.  If the service-based stock award is not vested through acceleration, the shares will become fully vested on December 31, 2016.   All unearned restricted stock grants are forfeited if the employee leaves the Company prior to vesting.

Additionally, 1,063 shares of service-based restricted stock was issued to an executive officer on May 2, 2011.   The shares will vest at 100% on May 1, 2012.

No stock option awards were granted during the year ended December 31, 2011.

For the years ended December 31, 2011, 2010, and 2009, the Company recorded $471,000, $158,000, and $94,000, respectively, in share-based compensation expense related to restricted stock and option grants.  The total income tax benefit related to share-based compensation was $111,000, $41,000, and $2,000 in 2011, 2010, and 2009, respectively.

The following table summarizes restricted stock service awards awarded under the 2006 Equity Compensation Plan at December 31.

	2011			2010			2009
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at the beginning of the year	16,878	$16.24		7,752	$23.82		10,602	$24.04
Granted	55,563	15.06		15,023	14.58		—	—
Vested	(7,923)	18.38		(3,650)	26.30		(2,850)	24.62
Forfeited	—	—		(2,247)	14.99		—	—
Non-vested at end of the year	64,518	$14.96	$919,000	16,878	$16.24	$241,000	7,752	$23.82	$94,000

The weighted-average remaining contractual term for non-vested service award grants at December 31, 2011,  2010, and 2009 was 4.5 , 1.9, and 1.2 years, respectively.  The weighted-average grant-date fair value of restricted stock service-based grants awarded during the years ended December 31, 2011 and December 31, 2010 was $15.06 and $14.58, respectively. No service-based restricted stock was granted during the year ended December 31, 2009.  As of December 31, 2011, there was $802,000 of total unrecognized compensation expense related to the non-vested service award grants  under the 2006 Equity Compensation Plan.

For the years ended December 31, 2011, 2010, and 2009, the Company recorded $217,000, $131,000, and $94,000, respectively, in compensation expense for service-based restricted stock awards

The following table summarizes restricted stock performance awards awarded under the 2006 Equity Compensation Plan at December 31.

	2011			2010			2009
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at the beginning of the year	21,702	$14.27		16,078	$18.11		16,078	$18.11
Granted	—	—		12,220	13.92		—	—
Vested	—	—		—	—		—	—
Forfeited	—	—		(6,596)	23.00		—	—
Non-vested at end of the year	21,702	$14.27	$309,000	21,702	$14.27	$309,000	16,078	$18.11	$195,000

Note 8.                 Share-Based Compensation Plan (Continued)

The weighted-average remaining contractual term for non-vested performance award grants at December 31, 2011 and 2010, was 0.6 and 1.6 years, respectively.  No performance-based restricted stock was granted during the year ended December 31, 2011.  The weighted-average grant-date fair value of performance-based restricted stock awarded during the year ended December 31, 2010 was $13.92.  As of December 31, 2011, there was $129,000 of total unrecognized compensation expense related to the non-vested performance awards under the 2006 Equity Compensation Plan.

Performance-based restricted stock awards vest based on the target levels being reached over a three-year period.  Compensation expense is recognized based on the grant-date fair value of the awards and and the estimated forfeiture rate associated with achieving the target result level.  For the year ended December 31, 2011, the Company recorded $206,000 in compensation expense related to performance-based restricted stock awards.  For the years ended December 31, 2010 and December 31, 2009, no expense was recorded due to the estimated forfeiture rate during those years.

Stock options may be granted periodically to certain officers and employees under the Company’s share-based compensation plan as determined by a committee.  The Company recorded compensation expense of $49,000, $27,000, and $25,000 respectively for the years ended December 31, 2011 , 2010, and 2009 related to previously issued stock option awards.   Shares issued in connection with stock option exercises may be issued from available treasury shares or from market purchases.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted.  Options granted vest over a three-year time period over which 25 percent vests on each of the first and second anniversaries of the grant and 50 percent on the third anniversary of the grant.  The effects are computed using option pricing models, using the following weighted-average assumptions for options granted during 2009 as of the grant date: 1) a risk-free interest rate of 2.26 percent 2) a dividend yield of 2.51 percent, 3) volatility of 26.71 percent and 4) an expected option life of 9.72 years. No options were granted during 2011 or 2010.  As of December 31, 2011, there was $14,000 in unrecognized compensation cost related to unvested stock-based option awards granted.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan and remaining outstanding unexercised options under the 1997 Stock Incentive Plan at the end of the reportable periods.  The weighted-average remaining contractual term for options outstanding and exercisable at December 31, 2011, 2010, and 2009, was 2.3 years, 2.8 years and 2.6 years, respectively.

Options outstanding at December 31 are summarized as follows:

	2011		2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	165,915	$20.18	184,208	$19.34	158,380	$19.80
Granted	—	—	—	—	77,263	14.00
Exercised	—	—	(12,500)	10.63	(8,100)	12.06
Forfeited	(5,744)	14.00	(5,793)	14.00	(43,335)	12.87
Outstanding at end of year	160,171	$20.40	165,915	$20.18	184,208	$19.34
Options exercisable at year end	130,086	$21.88	117,729	$22.71	112,500	$22.74
Weighted average fair value of options granted during year (per option)		$—		$—		$1.84

No outstanding stock options were exercised during the year ended December 31, 2011.  The total intrinsic value of options exercised during the years ended December 31, 2010,  and 2009 was  $43,000, and $6,000, respectively.  There was no aggregate intrinsic value of options outstanding at December 31, 2011.

As of December 31, 2011, options outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Options Exercisable
		(years)
$22.75	55,000	0.3	55,000
22.00	34,000	1.3	34,000
37.00	3,000	1.8	3,000
39.40	8,000	2.0	8,000
14.00	55,171	7.2	27,586
14.00	5,000	7.8	2,500
$14.00-$39.40	160,171	2.3	130,086

Note 9.	Employee Benefit Plans

Prior to December 31, 2011, the Company sponsored a noncontributory, defined benefit pension plan covering substantially all full-time employees of Middleburg Bank and Middleburg Trust Company.  The defined benefit pension plan was terminated in in February of 2011, and all plan assets were distributed to participants as of December 31, 2011.  When the plan was active, the Company funded pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.  Benefit accruals and eligibility were frozen as of September 30, 2009.  This had the effect of reducing the Projected Benefit Obligation by an estimated $1,577,000, which was recorded as a curtailment gain in 2009.

Information about the plan follows:

	2011	2010	2009
	(In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$5,994	$5,407	$7,139
Service cost	—	—	872
Interest cost	168	320	423
Actuarial loss (gain)	—	299	(865)
Benefits paid	(7,572)	(32)	(585)
Increase in obligation due to settlement	1,410	—	(1,577)
Benefit obligation, end of year	—	5,994	5,407
Change in Plan Assets
Fair value of plan assets, beginning of year	5,343	4,897	3,481
Actual return on plan assets	(39)	451	1,217
Employer contributions	2,268	27	784
Benefits paid	(7,572)	(32)	(585)
Fair value of plan assets, ending	—	5,343	4,897
Funded Status, recognized as accrued benefit cost included in other liabilities	$—	$651	$510
Amounts Recognized in Accumulated Other Comprehensive Loss
Net (Gain) / Loss	—	234	—
Prior service costs	—	—	—
Deferred income tax benefit	—	(80)	—
Total amount recognized in accumulated other comprehensive loss	—	154	—

The accumulated benefit obligation for the defined benefit pension plan was $0, $5,994,000, and $5,407,000 at December 31, 2011, 2010, and 2009 respectively.

	2011	2010	2009
	(In Thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$872
Interest cost	168	320	423
Expected return on plan assets	(53)	(386)	(329)
Amortization of prior service cost	—	—	(193)
Recognized net gain due to curtailment	620	—	(424)
Recognized net actuarial loss	1,117	—	128
Net periodic benefit cost	$1,852	$(66)	$477
Other Change in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive (Income) Loss
Net (gain) loss	$(234)	$234	$(3,034)
Amortization of prior service cost	—	—	193
Deferred income tax expense (benefit)	80	(80)	966
Total recognized in other comprehensive (income) loss	$(154)	$154	$(1,875)
Total recognized in net periodic benefit costs and other comprehensive (income) loss	$1,698	$88	$(1,398)
Adjustment to Retained Earnings Due to Change in Measurement Date

Weighted-Average Assumptions for Benefit Obligations	2011	2010	2009
Discount rate	N/A	5.50%	6.00%
Expected return on plan assets	N/A	8.00%	8.00%
Rate of compensation increase	N/A	4.00%	4.00%
Weighted-Average Assumptions for Net Periodic Benefit Costs	2011	2010	2009
Discount rate	N/A	6.00%	6.00%
Expected return on plan assets	N/A	8.00%	8.00%
Rate of compensation increase	N/A	4.00%	4.00%

Note 9.                  Employee Benefit Plans (Continued)

Asset Allocation

All plan assets were distributed to plan participants as of December 31, 2011.  The plan’s weighted-average asset allocations at December 31, 2010 by asset category are as follows:

December 31,
2010
Mutual funds - fixed income	—%
Mutual funds - equity	—%
Cash and equivalents	100%
Total	100%

Note 9.	Employee Benefit Plans (Continued)

401(k) Plan

The Company has a 401(k) plan whereby a majority of employees participate in the plan.  Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the plan.  Matching contributions vest to the employee equally over a five-year period.  For the years ended December 31, 2011, 2010, and 2009, expense attributable to the plan amounted to $250,000, $258,000 and $219,000, respectively.

Money Purchase Pension Plan (MPPP)

The Middleburg Financial Corporation Defined Benefit Pension Plan was replaced by a Money Purchase Pension Plan put into effect on January 1, 2010.  Employees who have attained age 21 and completed one year of service are eligible to participate in the plan as of the first day of the month following the completion of such eligibility provisions.  Employees earn a year of service if they complete 1,000 hours of service in a plan year.  Service with Middleburg Financial Corporation and its subsidiaries prior to the effective date of the Plan counts toward a participant's initial eligibility to participate in the plan.

Each year, a participant receives an allocation of an employer contribution equal to 6.5% of total compensation (up to the statutory maximum) plus an additional contribution of 2.75% of compensation in excess of the Social Security taxable wage base (up to the statutory maximum).  To receive an allocation, the participant must complete 1,000 hours of service in the plan year and be employed on the last day of the plan year.  The requirement to be employed on the last day of the plan year does not apply if a participant dies, retires, or becomes disabled during the plan year.

A participant becomes vested in his employer contributions according to a schedule which allows for graduated vesting and full vesting after five years of service. Service with Middleburg Financial Corporation and its subsidiaries prior to the effective date of the Plan count toward a participant's vested percentage.

Assets are held in a pooled investment account and managed by Middleburg Trust Company, a wholly owned subsidiary of the Company.  Distributions may be made upon termination of employment, death or disability.

The plan is administered by the Benefits Committee of the Company.  The plan may be amended from time to time by the Board or its delegate and may be terminated by the Board at any time for any reason.

For the years ended December 31, 2011 and 2010, expense attributable to the plan amounted to $826,000 and $762,000, respectively.  The plan was not in effect for the year ended December 31, 2009.
Deferred Compensation Plans
Several deferred compensation plans were adopted; including a defined benefit SERP and an elective deferral plan for the Chairman, and a defined contribution SERP for certain Executive Officers.  The two plans for the Chairman made installment payouts in 2011 and 2010.  The defined contribution SERP on the Executive Officers includes a vesting schedule, and is currently credited at a rate of the 10-year treasury plus 1.5%.  The deferred compensation expense for 2011, 2010, and 2009, was $133,000, $150,000, and $(144,000), respectively.  The negative expense in 2009 was due to a change to plan assumptions, which resulted in a benefit of $198,000 being recognized.  The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to help meet the costs of the obligations.

Note 10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia and various other states.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2008.

The Company believes it is more likely than not that the benefit of deferred tax assets will be realized.  Consequently, no valuation allowance for deferred tax assets is deemed necessary at December 31, 2011 and 2010.

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$4,934	$4,684
Deferred compensation	527	502
Investment in affiliate	406	905
Accrued pension costs	—	227
Minimum pension adjustment	—	80
Interest rate swap	107	—
Securities available for sale	—	548
Other-than-temporary impairment	1,325	1,316
Other real estate owned	696	714
Other	1,312	1,480
Total deferred tax assets	$9,307	$10,456
Deferred tax liabilities:
Deferred loan costs, net	$328	$365
Securities available for sale	2,130	—
Interest rate swap	—	106
Property and equipment	285	352
Total deferred tax liabilities	$2,743	$823
Net deferred tax assets	$6,564	$9,633

The provision for income taxes charged to operations for the years ended December 31, 2011, 2010, and 2009, consists of the following:

	2011	2010	2009
	(In Thousands)
Current tax expense	$825	$611	$772
Deferred tax expense (benefit)	525	(3,173)	(708)
Total income tax expense (benefit)	$1,350	$(2,562)	$64

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2011, 2010, and 2009, due to the following:

	2011	2010	2009
	(In Thousands)
Computed "expected" tax expense (benefit)	$2,145	$(1,785)	$1,219
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(969)	(1,026)	(1,086)
Other, net	174	249	(69)
	$1,350	$(2,562)	$64

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

These persons and firms were indebted to the subsidiary bank for loans as follows:

	2011	2010
	(In Thousands)
Balance, January 1	$12,647	$5,760
Principal additions	6,811	10,926
Principal payments	(1,043)	(4,039)
Balance, December 31	$18,415	$12,647

Additionally, unused commitments to extend credit to these persons and firms amounted to $3.8 million at December 31, 2011 and $3.4 million at December 31, 2010.

These same persons and firms had accounts with the subsidiary bank for deposits totaling $7.0 million and  $1.5 million at December 31, 2011 and 2010, respectively.

Note 12.	Contingent Liabilities and Commitments

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The Company does not anticipate any material loss as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance-sheet risk.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  For the final weekly reporting period in the years ended December 31, 2011 and 2010, the aggregate amount of daily average required reserves was approximately $5,523,000 and $4,735,000, respectively.

Note 13.	Earnings (Loss) Per Share

The following shows the weighted-average number of shares used in computing earnings (loss) per share and the effect on weighted-average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2011		2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Earnings (loss) per share, basic	6,974,781	$0.71	6,933,144	$(0.39)	5,629,426	$0.37
Effect of dilutive securities:
Stock options	2,121		—		967
Earnings (loss) per share, diluted	6,976,902	$0.71	6,933,144	$(0.39)	5,630,393	$0.37

In 2011, 2010, and 2009, options to purchase 100,000, 100,000, and 225,578 common shares, respectively, ranging in price from $22.00 to $39.40 were not included in the calculation of earnings per share because they would have been antidilutive.  In 2011, 104,101 warrants to purchase common shares with an exercise price of $15.85 were not included in the calculation of earnings per share because to do so would have been anti-dilutive.  Additonally, 21,702 shares of performance-based restricted stock were excluded from the calculation of earnings per share in 2011 because the awarding of these shares is based on future events and the shares do not carry the rights of ownership.

Note 14.	Retained Earnings

Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities.  Federal regulations limit the payment of dividends to the sum of a bank’s current net income and retained net income of the three prior years.  During the years ended December 31, 2011 and 2010, the Company required and received approval from federal and state regulatory authorities to transfer amounts in excess of dividend restrictions.

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
A summary of the contract amount of the Company's exposure to off-balance-sheet risk as of December 31, 2011 and 2010, is as follows:

	2011	2010
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$92,032	$83,299
Standby letters of credit	1,837	2,378

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

The Company has approximately $2,869,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2011.

Note 16.                Fair Value Measurements

The Company follows ASC 820, Fair Value Measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  The three levels of the fair value hierarchy under ASC 820 based on these two types of inputs are as follows:

Level I.                 Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II.                Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date.  The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

Level III.               Assets and liabilities that have little to no pricing observability as of the reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010.

	December 31, 2011
	(In Thousands)
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$9,343	$—	$9,343	$—
Obligations of states and political subdivisions	67,542	—	67,542	—
Mortgage-backed securities:
Agency	187,070	—	187,070	—
Non-agency	34,002	—	34,002	—
Corporate preferred stock	40	—	40	—
Corporate securities	9,976	—	9,976	—
Trust preferred securities	269	—	269	—
Liabilities:
Derivative financial instruments	314	—	314	—

	December 31, 2010
	(In Thousands)
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$4,649	$—	$4,649	$—
Obligations of states and political subdivisions	59,140	—	59,140	—
Mortgage-backed securities:
Agency	152,304	—	152,304	—
Non-agency	26,081	—	26,081	—
Corporate preferred stock	13	—	13	—
Corporate securities	9,532	—	9,532	—
Trust preferred securities	323	—	323	—
Derivative financial instruments	312	—	312	—

The table below presents a reconciliation and statements of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the year ended December 31, 2010:

Available for Sale Securities
(In Thousands)
Balance December 31, 2009	$3,116
Total realized and unrealized gains (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances and settlements, net	(2,136)
Transfers in and (out) of Level III	(980)
Balance December 31, 2010	$—

During 2010, a municipal security which had previously been categorized as a Level III asset was re-categorized as a Level II asset because the value for this security is determined by reference to quoted prices for similar assets which are readily available although such assets may be traded infrequently.  Additionally, a large portion of this security was called during 2010.  Accordingly, the “Purchases, sales, issuances and settlements, net” amount reflected in the above table includes $2.1 million related to the partial call of this security and the “Transfers in and (out) of Level III” amount reflects the reclassification of the remaining $980,000 as a Level II valuation.

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2011 and 2010.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Fair value is measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level II).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level III.  As of December 31, 2011, twenty-two loans with a net balance of $3.9 million were categorized as Level III valuations due to the date of the last appraisal.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level III).  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

	December 31, 2011
	(In Thousands)
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$10,648	$—	$6,767	$3,881
Mortgages held for sale	92,514	—	92,514	—
	December 31, 2010
	(In Thousands)
Description	Total	Level I	Level II	Level III
Assets:
Impaired loans	$13,267	$—	$11,521	$1,746
Mortgages held for sale	59,361	—	59,361	—

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

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

	December 31, 2011
	(In Thousands)
	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$8,535	$—	$8,535	$—
	December 31, 2010
	(In Thousands)
Description	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$8,394	$—	$8,394	$—

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

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  For all other deposits, the fair value is determined using the discounted cash flow method.  The discount rate is equal to the rate currently offered on similar products.

Securities Sold Under Agreements to Repurchase and Short-Term  Debt

The carrying amounts approximate fair values.

FHLB Borrowings and Subordinated Debt

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2011 and 2010, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the table below.

Note 16.	Fair Value Measurements (Continued)

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$51,270	$51,270	$64,724	$64,724
Securities	308,242	308,242	252,042	252,042
Loans	749,284	770,759	703,706	723,629
Accrued interest receivable	4,221	4,221	3,655	3,655
Interest rate swap	—	—	312	312
Financial liabilities:
Deposits	$929,869	$934,322	$890,306	$895,357
Securities sold under agreements to repurchase	31,686	31,686	25,562	25,562
Short-term debt	28,331	28,331	13,320	13,320
FHLB borrowings and other debt	82,912	83,899	62,912	63,512
Trust preferred capital notes	5,155	5,216	5,155	5,167
Accrued interest payable	844	844	879	879
Interest rate swap	314	314	—	—

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Middleburg Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2011 and 2010, that the Company and Middleburg Bank meet all capital adequacy requirements to which they are subject.

Note 17.	Capital Requirements (Continued)

As of December 31, 2011, the most recent notification from the Federal Reserve Bank categorized Middleburg Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Company’s and Middleburg Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2011
Total Capital (to Risk- Weighted Assets):
Consolidated	$112,499	14.7%	$61,155	8.0%	N/A	N/A
Middleburg Bank	108,835	14.3%	60,941	8.0%	$76,176	10.0%
Tier 1 Capital (to Risk- Weighted Assets):
Consolidated	$102,880	13.5%	$30,578	4.0%	N/A	N/A
Middleburg Bank	99,249	13.0%	30,471	4.0%	$45,706	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$102,880	8.8%	$46,735	4.0%	N/A	N/A
Middleburg Bank	99,249	8.5%	46,684	4.0%	$58,355	5.0%
As of December 31, 2010
Total Capital (to Risk- Weighted Assets):
Consolidated	$109,420	14.1%	$62,252	8.0%	N/A	N/A
Middleburg Bank	105,064	13.5%	62,082	8.0%	$77,602	10.0%
Tier 1 Capital (to Risk- Weighted Assets):
Consolidated	$99,628	12.8%	$31,126	4.0%	N/A	N/A
Middleburg Bank	95,299	12.3%	31,041	4.0%	$46,561	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$99,628	9.0%	$44,431	4.0%	N/A	N/A
Middleburg Bank	95,299	8.6%	44,311	4.0%	$55,389	5.0%

Note 18.	Goodwill and Intangibles Assets

Goodwill is not amortized, but is tested at least annually for impairment by the Company.  Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2011, 2010, or 2009.  Identifiable intangible assets are being amortized over the period of expected benefit, which is 15 years.  Goodwill and intangible assets relate to the Company’s acquisition of Middleburg Trust Company and Middleburg Investment Advisors and the consolidation of Southern Trust Mortgage.  Information concerning goodwill and intangible assets is presented in the following table:

	December 31, 2011		December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Identifiable intangibles	$3,734,000	$2,834,500	$3,734,000	$2,663,167
Unamortizable goodwill	5,289,213	—	5,289,213	—

Amortization expense of intangible assets for each of the three years ended December 31, 2011, 2010, and 2009 totaled $171,333, $171,333, and $212,906 respectively.  Estimated amortization expense of identifiable intangibles for the years ended December 31 follows:

2012	$171,333
2013	171,333
2014	171,333
2015	171,333
2016	171,333
Thereafter	42,835
$899,500

Note 19.	Trust-Preferred Capital Notes

On December 12, 2003, MFC Capital Trust II, a wholly owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities.  On December 19, 2003, $5 million of trust-preferred securities were issued through a pooled underwriting totaling approximately $344 million.  The securities have a LIBOR-indexed floating rate of interest.

During 2011, the interest rates ranged from 3.10 percent to 3.28 percent.  For the year ended December 31, 2011, the weighted-average interest rate was 3.16 percent.  The securities have a mandatory redemption date of January 23, 2034, and are subject to varying call provisions beginning January 23, 2009. The principal asset of the trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.  See Note 24 for information regarding an interest rate swap entered into by the Company during 2010 to manage the interest rate risk associated with these trust preferred securities.  The interest rate swap effectively fixes the yield on the trust preferred securities at approximately 5.43 percent.

The trust-preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25 percent of Tier 1 capital after its inclusion.  The portion of the trust-preferred securities not considered as Tier 1 capital may be included in Tier 2 capital.  On December 31, 2011, all of the Company’s trust-preferred securities are included in Tier I capital.

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

In May 2008, Middleburg Bank acquired the membership interest units of one of the partners of Southern Trust Mortgage for $1.6 million.  As a result, the Company’s ownership interest exceeded 50 percent of the issued and outstanding membership units.  At December 31, 2011, the Company owned 62.4 percent of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank.

Note 21.	Condensed Financial Information – Parent Corporation Only

BALANCE SHEETS
	December 31,
	2011	2010
	(In Thousands)
ASSETS
Cash on deposit with subsidiary bank	$493	$1,940
Money market fund	7	7
Investment securities available for sale	11	13
Investment in subsidiaries	103,999	92,801
Goodwill	5,289	5,289
Intangible assets, net	900	1,071
Other assets	736	1,048
TOTAL ASSETS	$111,435	$102,169
LIABILITIES
Trust-preferred capital notes	$5,155	$5,155
Other liabilities	368	61
TOTAL LIABILITIES	5,523	5,216
SHAREHOLDERS' EQUITY
Common stock	17,331	17,314
Capital surplus	43,498	43,058
Retained earnings	41,157	37,593
Accumulated other comprehensive income (loss), net	3,926	(1,012)
TOTAL SHAREHOLDERS' EQUITY	105,912	96,953
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$111,435	$102,169

Note 21.	Condensed Financial Information – Parent Corporation Only (Continued)

STATEMENTS OF OPERATIONS
	Year End December 31,
	2011	2010	2009
	(In Thousands)
INCOME:
Dividends from subsidiaries	$1,047	$1,732	$2,360
Interest and dividends from investments	5	5	4
Management fees from subsidiaries	—	—	40
Other income (loss)	(2)	10	(40)
Total income	1,050	1,747	2,364
EXPENSES:
Salaries and employee benefits	540	366	132
Amortization	171	171	213
Legal and professional fees	177	141	293
Directors fees	192	100	68
Interest expense	280	184	191
Other	221	339	93
Total expenses	1,581	1,301	990
Income (loss) before allocated tax benefits and undistributed (distributions in excess of) income of subsidiaries	(531)	446	1,374
Income tax (benefit)	(539)	(387)	(365)
Income before equity in undistributed (distributions in excess of) income of subsidiaries	8	833	1,739
Equity in undistributed (distributions in excess of) income of subsidiaries	4,952	(3,521)	1,783
Net income (loss)	$4,960	$(2,688)	$3,522

Note 21.	Condensed Financial Information – Parent Corporation Only (Continued)

STATEMENTS OF CASH FLOWS
	December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES	(In Thousands)
Net income (loss)	$4,960	$(2,688)	$3,522
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	171	171	213
Equity in undistributed (earnings) losses of subsidiaries	(5,138)	3,350	(971)
Share-based compensation	471	159	119
Deferred income taxes	—	—	929
(Increase) decrease in other assets	(508)	(519)	1,535
Increase (decrease) in defined benefit pension	—	—	(3,032)
Increase (decrease) in other liabilities	(7)	—	(34)
Net cash provided by (used in) operating activities	(51)	473	2,281
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	—	—	—
Investment in subsidiary bank	—	—	(19,000)
Net cash (used in) investing activities	—	—	(19,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	134	24,229
Net proceeds from issuance of preferred stock	—	—	22,000
Repayment of preferred stock	—	—	(22,000)
Cash dividends paid on preferred stock	—	—	(987)
Cash dividends paid on common stock	(1,396)	(2,425)	(2,955)
Net cash provided by (used in) financing activities	(1,396)	(2,291)	20,287
Increase (decrease) in cash and cash equivalents	(1,447)	(1,818)	3,568
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,947	3,765	197
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$500	$1,947	$3,765

Note 22.	Segment Reporting

The Company has three reportable segments: retail banking; wealth management; and mortgage banking.  Revenue from retail banking activity consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.

Revenues from trust and investment advisory services are composed of fees based upon the market value of assets under administration.  The trust and investment advisory services are conducted by Middleburg Trust Company, which is a wholly owned subsidiary of the Company.

Information about reportable segments and reconciliation to the consolidated financial statements follows:

	2011
	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$47,080	$14	$2,931	$(1,389)	$48,636
Wealth management fees	—	4,512	—	(121)	4,391
Other income	3,521	—	18,629	(131)	22,019
Total operating income	50,601	4,526	21,560	(1,641)	75,046
Expenses:
Interest expense	10,374	—	1,706	(1,389)	10,691
Salaries and employee benefits	15,390	2,731	15,700	—	33,821
Provision for loan losses	3,141	—	(257)	—	2,884
Other expense	15,531	1,232	5,127	(252)	21,638
Total operating expenses	44,436	3,963	22,276	(1,641)	69,034
Income (loss) before income taxes and non-controlling interest	6,165	563	(716)	—	6,012
Income tax expense (benefit)	1,230	120	—	—	1,350
Net income (loss)	4,935	443	(716)	—	4,662
Non-controlling interest in consolidated subsidiary	—	—	298	—	298
Net income (loss) attributable to Middleburg Financial Corporation	$4,935	$443	$(418)	$—	$4,960
Total assets	$1,262,358	$5,975	$101,876	$(177,349)	$1,192,860
Capital expenditures	1,197	3	151		1,351
Goodwill and other intangibles	—	4,322	1,867	—	6,189

Note 22.	Segment Reporting (Continued)

	2010
	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$47,098	$9	$2,315	$(1,391)	$48,031
Wealth management fees	—	4,060	—	(103)	3,957
Other income	2,703	—	19,354	(11)	22,046
Total operating income	49,801	4,069	21,669	(1,505)	74,034
Expenses:
Interest expense	13,783	—	1,782	(1,390)	14,175
Salaries and employee benefits	12,887	2,866	13,841	—	29,594
Provision for loan losses	11,122	—	883	—	12,005
Other expense	17,589	1,356	4,318	(115)	23,148
Total operating expenses	55,381	4,222	20,824	(1,505)	78,922
Income (loss) before income taxes and non-controlling interest	(5,580)	(153)	845	—	(4,888)
Income tax expense (benefit)	(2,575)	13	—	—	(2,562)
Net income (loss)	(3,005)	(166)	845	—	(2,326)
Non-controlling interest in consolidated subsidiary	—	—	(362)	—	(362)
Net income (loss) attributable to Middleburg Financial Corporation	$(3,005)	$(166)	$483	$—	$(2,688)
Total assets	$1,081,231	$5,931	$70,512	$(53,107)	$1,104,567
Capital expenditures	852	—	87		939
Goodwill and other intangibles	—	4,493	1,867	—	6,360

Note 22.	Segment Reporting (Continued)

	2009
	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$49,143	$8	$8,855	$(1,260)	$56,746
Wealth management fees	—	3,873	—	(76)	3,797
Other income	3,965	—	13,228	(78)	17,115
Total operating income	53,108	3,881	22,083	(1,414)	77,658
Expenses:
Interest expense	18,495	—	1,846	(1,259)	19,082
Salaries and employee benefits	12,559	2,895	12,560	28	28,042
Provision for loan losses	4,564	—	(13)	—	4,551
Other expense	15,492	1,500	4,011	(183)	20,820
Total operating expenses	51,110	4,395	18,404	(1,414)	72,495
Income (loss) before income taxes and non-controlling interest	1,998	(514)	3,679	—	5,163
Income tax expense	255	(191)	—	—	64
Net income (loss)	1,743	(323)	3,679	—	5,099
Non-controlling interest in consolidated subsidiary	—	—	(1,577)	—	(1,577)
Net income (loss) attributable to Middleburg Financial Corporation	$1,743	$(323)	$2,102	$—	$3,522
Total assets	$966,004	$6,293	$56,978	$(52,901)	$976,374
Capital expenditures	1,922	11	46	—	1,979
Goodwill and other intangibles	—	4,664	1,867	—	6,531

Note 23.	Capital Purchase Program and Stock Offerings

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, Middleburg Financial Corporation (the “Company”) entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) $22,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share (the “Common Stock”), at an initial exercise price of $15.85 per share. As a result of the completion of the Company’s public stock offering in August 2009, the number of shares of Common Stock underlying the Warrant was reduced by one-half to 104,101.  The Company raised approximately $19.2 million through the issuance of 1,908,598 shares of common stock as a result of the offering, as well as another $5.0 million in a private offering to one shareholder which resulted in the issuance of an additional 454,545 shares of common stock.

On December 23, 2009, the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement.  During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of December 31, 2011.

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

Amounts receivable or payable are recognized as accrued under the terms of the agreements.  In accordance with ASC 815, Derivatives and Hedging, the interest rate swap is designated as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  There was no hedge ineffectiveness for this swap.  At December 31, 2011, the fair value of the swap agreement was an unrealized loss of $314,000, the amount the Company would have expected to pay if the contract was terminated.

Information concerning the derivative designated as an accounting hedge at December 31, 2011 and 2010 is presented in the following tables:

	December 31, 2011
	Positions (#)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155,000	$—	$314,000	0.29%	2.59%	8.8
Total derivatives used in hedging relationships		$5,155,000	$—	$314,000	0.29%	2.59%	8.8

	December 31, 2010
	Positions (#)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155,000	$312,000	$—	0.29%	2.59%	9.8
Total derivatives used in hedging relationships		$5,155,000	$312,000	$—	0.29%	2.59%	9.8