Form 10-Q
period 2012-03-31
MIDDLEBURG FINANCIAL CORP
filed 2012-05-10
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   7,005,315 shares of Common Stock as of May 5, 2012.

Index
MIDDLEBURG FINANCIAL CORPORATION

Index
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Balance Sheets
(In thousands, except for share and per share data)
	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$6,514	$6,163
Interest-bearing deposits with other institutions	38,523	45,107
Total cash and cash equivalents	45,037	51,270
Securities available for sale	323,584	308,242
Loans held for sale	81,027	92,514
Restricted securities, at cost	7,665	7,117
Loans receivable, net of allowance for loan losses of $14,861 at March 31, 2012 and $14,623 at December 31, 2011	667,508	656,770
Premises and equipment, net	21,099	21,306
Goodwill and identified intangibles	6,146	6,189
Other real estate owned, net of valuation allowance of $1,492 at March 31, 2012 and $1,522 at December 31, 2011	12,095	8,535
Prepaid federal deposit insurance	3,753	3,993
Accrued interest receivable and other assets	35,297	36,924
TOTAL ASSETS	$1,203,211	$1,192,860
LIABILITIES
Deposits:
Non-interest-bearing demand deposits	$150,385	$143,398
Savings and interest-bearing demand deposits	475,138	460,576
Time deposits	326,249	325,895
Total deposits	951,772	929,869
Securities sold under agreements to repurchase	32,154	31,686
Short-term borrowings	14,166	28,331
FHLB Borrowings	82,912	82,912
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	7,457	6,894
Commitments and contingent liabilities	—	—
TOTAL LIABILITIES	1,093,616	1,084,847
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized, 7,005,315 and 6,996,932 issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	17,359	17,331
Capital surplus	43,551	43,498
Retained earnings	42,389	41,157
Accumulated other comprehensive income	4,582	3,926
Total Middleburg Financial Corporation shareholders' equity	107,881	105,912
Non-controlling interest in consolidated subsidiary	1,714	2,101
TOTAL SHAREHOLDERS' EQUITY	109,595	108,013
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,203,211	$1,192,860

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Income
(In thousands, except for per share data)
	Unaudited
	For the Three Months
	Ended March 31,
	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$9,931	$9,735
Interest and dividends on securities available for sale
Taxable	1,735	1,399
Tax-exempt	607	561
Dividends	44	36
Interest on deposits in banks and federal funds sold	24	27
Total interest and dividend income	12,341	11,758
INTEREST EXPENSE
Interest on deposits	1,893	2,308
Interest on securities sold under agreements to repurchase	83	56
Interest on short-term borrowings	148	63
Interest on FHLB borrowings and other debt	297	296
Total interest expense	2,421	2,723
NET INTEREST INCOME	9,920	9,035
Provision for loan losses	792	454
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	9,128	8,581
NONINTEREST INCOME
Service charges on deposit accounts	530	489
Trust services income	921	867
Gains on loans held for sale	3,769	1,929
Gains on securities available for sale, net	140	35
Total other-than-temporary impairment losses	(10)	(17)
Portion of loss recognized in other comprehensive income	10	16
Net impairment losses	—	(1)
Commissions on investment sales	147	95
Fees on mortgages held for sale	42	154
Other service charges, commissions and fees	150	115
Bank-owned life insurance	122	123
Other operating income	14	94
Total noninterest income	5,835	3,900
NONINTEREST EXPENSE
Salaries and employees' benefits	7,357	6,313
Net occupancy and equipment expense	1,778	1,676
Advertising	300	156
Computer operations	385	365
Other real estate owned	286	344
Other taxes	203	197
Federal deposit insurance expense	258	407
Other operating expenses	2,747	1,709
Total noninterest expense	13,314	11,167
Income before income taxes	1,649	1,314
Income tax expense	416	317
NET INCOME	1,233	997
Net loss attributable to noncontrolling interest	349	230
Net income attributable to Middleburg Financial Corporation	$1,582	$1,227
Earnings per share:
Basic	$0.23	$0.18
Diluted	$0.23	$0.18
Dividends per common share	$0.05	$0.05

See accompanying notes to the consolidated financial statements.

Index
MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)
	Unaudited
	For the Three Months
	Ended March 31,
	2012	2011

Net income	$1,233	$997
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $358 for 2012 and $265 for 2011)	695	514
Reclassification adjustment for gains included in net income (net of tax of $48 for 2012 and $12 for 2011)	(92)	(23)
Unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings (net of tax of $0 for 2011)	—	1
Unrealized gain on interest rate swap (net of tax of $27 for 2012 and $20 for 2011)	53	40
Total other comprehensive income	656	532
Total comprehensive income	1,889	1,529
Comprehensive loss attributable to non-controlling interest	349	230
Comprehensive income attributable to Middleburg Financial Corporation	$2,238	$1,759

See accompanying notes to the consolidated financial statements.

Index

Middleburg Financial Corporation
Consolidated Statement of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2012 and 2011
(In Thousands, Except Share Data)
(Unaudited)

	Middleburg Financial Corporation Shareholders
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balances - December 31, 2010	$17,314	$43,058	$37,593	$(1,012)	$3,040	$99,993
Net income (loss)			1,227		(230)	997
Other comprehensive income, net of tax				532		532
Cash dividends declared			(347)			(347)
Distributions to non-controlling interest					(15)	(15)
Share-based compensation		47				47
Balances - March 31, 2011	$17,314	$43,105	$38,473	$(480)	$2,795	$101,207

Balances - December 31, 2011	$17,331	$43,498	$41,157	$3,926	$2,101	$108,013
Net income (loss)			1,582		(349)	1,233
Other comprehensive income, net of tax				656		656
Cash dividends declared			(350)			(350)
Vesting of restricted stock awards (11,011 shares)	28	(28)				—
Distributions to non-controlling interest					(38)	(38)
Share-based compensation		81				81
Balances - March 31, 2012	$17,359	$43,551	$42,389	$4,582	$1,714	$109,595

 See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
	Unaudited
	For the three months ended
	March 31, 2012	March 31, 2011
Cash Flows From Operating Activities
Net income	$1,233	$997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	478	470
Equity in (undistributed earnings) of affiliate	(3)	(22)
Provision for loan losses	792	454
Net (gain) on securities available for sale	(140)	(35)
Other than temporary impairment loss	—	1
Net loss on disposal of assets	7	39
Premium amortization on securities, net	918	766
Origination of loans held for sale	(211,159)	(136,432)
Proceeds from sales of loans held for sale	226,415	163,315
Net (gains) on mortgages held for sale	(3,769)	(1,929)
Share-based compensation	81	47
Net loss on sale of other real estate owned	14	66
Valuation adjustment on other real estate owned	54	200
Decrease in prepaid FDIC insurance	240	363
Changes in assets and liabilities:
Decrease in other assets	1,257	306
Increase in other liabilities	563	34
Net cash provided by operating activities	$16,981	$28,640
Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns and calls of securities available for sale	$20,607	$18,799
Proceeds from sale of securities available for sale	3,147	9,412
Purchase of securities available for sale	(38,960)	(34,565)
Purchase of restricted stock	(548)	(450)
Purchases of bank premises and equipment	(204)	(253)
Net (increase) in loans	(15,287)	(3,122)
Proceeds from sale of other real estate owned	213	—
Net cash used in investing activities	$(31,032)	$(10,179)

See Accompanying Notes to Consolidated Financial Statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Continued)
(In Thousands)
	For the three months ended
	March 31, 2012	March 31, 2011
Cash Flows from Financing Activities
Net increase in non-interest-bearing and interest-bearing demand deposits and savings accounts	$21,549	$3,747
Net (decrease) increase in certificates of deposit	354	(28,598)
Increase in securities sold under agreements
to repurchase	468	2,401
Proceeds from short-term borrowings	33,971	19,302
Payments on short-term borrowings	(48,136)	(28,378)
Proceeds from FHLB borrowings	32,912	20,000
Payments on FHLB borrowings	(32,912)	(10,000)
Distributions to non-controlling interest	(38)	(15)
Payment of dividends on common stock	(350)	(347)
Net cash provided by (used in) financing activities	$7,818	$(21,888)
Decrease in cash and and cash equivalents	(6,233)	(3,427)
Cash and Cash Equivalents
Beginning	51,270	64,724
Ending	$45,037	$61,297
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,503	$2,667
Income taxes	$100	$—
Supplemental Disclosure of Non-cash Transactions
Unrealized gain on securities available for sale	$914	$745
Change in market value of interest rate swap	$80	$60
Transfer of loans to other real estate owned	$3,906	$407
Loans originated from sale of other real estate owned	$149	$533

See accompanying notes to the consolidated financial statements.

Index
MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2012
(Unaudited)

Note 1.  General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2012 and December 31, 2011, the results of operations and comprehensive income for the three months ended March 31, 2012 and 2011, and, changes in shareholders’ equity and cash flows for the three months ended March 31, 2012 and 2011, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued.  Management has concluded there were no additional material subsequent events to be disclosed.

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.  Commissions paid on the origination of mortgages held for sale and commissions paid on investments sales have been netted against the related revenue amounts for these sources of revenue for both 2012 and 2011.  Management considers the net presentation to more accurately reflect the net contribution to consolidated net income of the mortgage and wealth management segments.

Note 2.  Stock–Based Compensation Plan

As of March 31, 2012, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan.  Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company.  The Company may grant awards of up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company recognized $81,000 for stock-based compensation expenses for the three months ended March 31, 2012.

The following table summarizes stock options awarded under the 2006 Equity Compensation Plan and remaining un-exercised options under the 1997 Stock Incentive Plan at the end of the reporting period.

	March 31, 2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	160,171	$20.40
Granted	—	—
Exercised	—	—
Forfeited	(58,000)	(23.95)
Outstanding at end of period	102,171	$18.39	$—

As of the end of the reporting period, 99,671 options were vested and exercisable representing 42,000 shares issued under the original 1997 plan and 57,671 vested options under the 2006 Plan.  As of March 31, 2012 no outstanding options were not vested from the original 1997 plan and 2,500 outstanding options were not vested under the 2006 plan.  At March 31, 2012 the weighted average exercise price of these stock options was greater than the average market price during the period.  The weighted average remaining contractual term for options outstanding and exercisable at March 31, 2012 was 4.3 years.  As of

Index

March 31, 2012 there was $4,000 of total unrecognized compensation expense related to stock option awards under the 2006 Equity Compensation Plan.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

	March 31, 2012
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of year	86,220	$14.79
Granted	—	—
Vested	(11,011)	14.43
Forfeited	(2,808)	14.59
Non-vested at end of period	72,401	$14.85	$1,137,420

The weighted average remaining contractual term for non-vested restricted stock at March 31, 2012 was 3.9 years.  As of March 31, 2012, there was approximately $866,000 of total unrecognized compensation expense related to non-vested restricted stock awards under the 2006 Equity Compensation Plan.

Note 3.  Securities

Amortized costs and fair values of securities available for sale at March 31, 2012 are summarized as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$9,103	$281	$(25)	$9,359
Obligations of states and
political subdivisions	67,667	2,486	(36)	70,117
Mortgage-backed securities:
Agency	184,733	5,655	(245)	190,143
Non-agency	43,747	191	(482)	43,456
Corporate preferred stock	68	—	(22)	46
Corporate securities	10,613	9	(399)	10,223
Trust-preferred securities	475	—	(235)	240
Total	$316,406	$8,622	$(1,444)	$323,584

Index

Amortized costs and fair values of securities available for sale at December 31, 2011 are summarized as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$9,068	$293	$(18)	$9,343
Obligations of states and
political subdivisions	65,090	2,503	(51)	67,542
Mortgage-backed securities:
Agency	181,797	5,482	(209)	187,070
Non-agency	34,847	157	(1,002)	34,002
Corporate preferred stock	68	—	(28)	40
Corporate securities	10,612	5	(641)	9,976
Trust-preferred securities	497	—	(228)	269
Total	$301,979	$8,440	$(2,177)	$308,242

The amortized cost and fair value of securities available for sale as of March 31, 2012, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	March 31, 2012
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$4,724	$4,760
Due after one year through
five years	15,713	15,902
Due after five years through
ten years	36,678	37,846
Due after ten years	30,267	31,191
Mortgage-backed securities	228,481	233,599
Corporate preferred stock	68	46
Trust preferred securities	475	240
Total	$316,406	$323,584

Proceeds from the sale of securities during the three months ended March 31, 2012 were $3.1 million and net gains of $140,000 were realized on those sales.  The tax expense applicable to the net realized gains amounted to $47,600.  Additionally, no loss on securities with other than temporary impairment was recognized during the three months ended March 31, 2012.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $116.0 million at March 31, 2012.

Index

At March 31, 2012, investments in an unrealized loss position that were temporarily impaired are as follows:

	March 31, 2012
			(In thousands)
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$1,943	$(25)	$25	$—	$1,968	$(25)
Obligations of states and
political subdivisions	7,078	(36)	—	—	7,078	(36)
Mortgage backed securities:
Agency	12,185	(245)	—	—	12,185	(245)
Non-agency	16,679	(210)	8,825	(272)	25,504	(482)
Corporate preferred stock	—	—	17	(22)	17	(22)
Corporate securities	7,661	(340)	2,412	(59)	10,073	(399)
Trust-preferred securities	—	—	240	(235)	240	(235)
Total	$45,546	$(856)	$11,519	$(588)	$57,065	$(1,444)

At December 31, 2011, investments in an unrealized loss position that were temporarily impaired are as follows:

	December 31, 2011
			(In thousands)
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$2,045	$(18)	$26	$—	$2,071	$(18)
Obligations of states and
political subdivisions	43	—	2,243	(51)	2,286	(51)
Mortgage backed securities:
Agency	22,768	(209)	—	—	22,768	(209)
Non-agency	15,345	(465)	5,989	(537)	21,334	(1,002)
Corporate preferred stock	—	—	11	(28)	11	(28)
Corporate securities	7,775	(227)	2,057	(414)	9,832	(641)
Trust-preferred securities	—	—	269	(228)	269	(228)
Total	$47,976	$(2,634)	$10,595	$(1,258)	$58,571	$(2,177)

A total of 57 securities have been identified by the Company as temporarily impaired at March 31, 2012.  Of the 57 securities, 54 are investment grade and 3 are speculative grade.  Agency, non-agency mortgage-backed securities, and corporate debt securities make up the majority of temporarily impaired securities at March 31, 2012.  The speculative grade securities are asset backed securities that are collateralized by trust preferred issuances of financial institutions.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales are anticipated or required as of March 31, 2012.  Investment decisions reflect the strategic asset/liability objectives of the Company.

Trust preferred securities

Trust preferred securities were evaluated within the scope of ASC 320 Investments – Debt and Equity Securities for potential impairment. The Company reviews current available information in estimating the future cash flows of these securities and

Index

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

The Company reviewed the list of issuers underlying each trust preferred security as of March 31, 2012, and ranked each bank in order of expectations for future defaults and deferrals. We reviewed data on each bank such as earnings, capital ratios, credit metrics and loan loss reserves. We then assigned a default rate to each ranking, then the default rates were applied to each bank that was performing as of the reporting date.  Finally, we summed the defaults and divided by the total remaining performing collateral in each pool. For Trust Preferred IV, the expected default rate was 50 basis points, for Trust Preferred V, the expected default rate was 0 basis points, for Trust Preferred XXII, the expected default rate was 75 basis points, and for MM Community Funding Class A, the expected default rate was 150 basis points.

In connection with the preparation of the financial statements included in this Form 10-Q and using the evaluation procedures described above, the Company identified three securities with other-than-temporary impairment within its portfolio.  During the three months ended March 31, 2012, no credit related impairment losses were recognized on these securities  compared to $1,000 recognized for the three months ended March 31, 2011.

The following table provides further information on the Company’s trust preferred securities that are considered other-than-temporarily impaired as of March 31, 2012 (in thousands):

Security	Class	Current Moody's Rating	Par Value	Book Value	Fair Value	Cumulative Other Compre-hensive Loss	Amount of OTTI Related to Credit Loss	(1) Excess Subord.	(2) Inst. Perf.	Deferrals/ Defaults	Expected Default Rate	Expected Recovery	Lag Years
MM Community Funding LTD	A	B1	$183	$162	$120	$42	$24	157.91%	7	25.32%	1.50%	15%	2
Trust Preferred XXII	D	C	1,979	—	—	—	1,979	(33.74)%	59	30.40%	0.75%	15%	2
Trust Preferred V	Mez	Caa3	304	69	6	63	367	(728.48)%	—	100.00%	—%	15%	2
			$2,466	$231	$126	$105	$2,370
(1)  Excess subordination.  See explanation in text below tables.
(2)  Number of institutions in class performing.

The Company also has the following investment in a trust preferred security not considered other than-temporarily impaired as of March 31, 2012 (in thousands):

Security	Tranche Level	Current Moody's Rating	Par Value	Book Value	Fair Value	Cumulative Other Comprehensive Loss	Institutions Performing	(1) Excess Subord.	Deferrals/ Defaults	Expected Default Rate	Expected Recovery	Lag Years
Trust Preferred IV	Mez	Ca	$244	$244	$114	$130	4	19.44%	27.10%	0.50%	15%	2
			$244	$244	$114	$130
(1)  Excess subordination.  See explanation in text below tables.

Index

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

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

OTTI Credit Losses Recognized in Earnings
Rollforward

Amount recognized through December 31, 2011	$2,370
Additions related to intial impairments	—
Additions related to subsequent impairments	—
Net impairment losses recognized in earnings through March 31, 2012	$2,370

At March 31, 2012, the Company concluded that no other adverse change in cash flows occurred during the quarter and did not consider any other securities other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell these securities and it is more likely than not the Company will not be required to sell these securities before recovery of amortized cost basis, which may be at maturity; and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other than temporarily impaired at March 31, 2012.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future.

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

	March 31, 2012		December 31, 2011
	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
	(In Thousands)		(In Thousands)
Real estate loans:
Construction	$47,089	6.9%	$42,208	6.3%
Secured by farmland	9,616	1.4%	10,047	1.5%
Secured by 1-4 family residential	249,134	36.5%	236,760	35.3%
Other real estate loans	272,919	40.0%	275,428	41.0%
Commercial loans	91,371	13.4%	94,427	14.1%
Consumer loans	12,240	1.8%	12,523	1.8%
	682,369	100.0%	671,393	100.0%
Less allowance for loan losses	14,861		14,623
Net loans	$667,508		$656,770

Loans presented in the table above exclude loans held for sale.  The Company had $81.0 million and $92.5 million in mortgages held for sale at March 31, 2012 and December 31, 2011, respectively.

Index

The following table presents a contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2012 and December 31, 2011.

	March 31, 2012
			(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$862	$95	$2,241	$3,198	$43,891	$47,089
Secured by farmland	—	—	—	—	9,616	9,616
Secured by 1-4 family residential	2,076	1,116	7,763	10,955	238,179	249,134
Other real estate loans	1,701	209	7,099	9,009	263,910	272,919
Commercial loans	—	24	2,083	2,107	89,264	91,371
Consumer loans	13	71	—	84	12,156	12,240
Total	$4,652	$1,515	$19,186	$25,353	$657,016	$682,369

	December 31, 2011
			(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$696	$—	$3,285	$3,981	$38,227	$42,208
Secured by farmland	415	—	—	415	9,632	10,047
Secured by 1-4 family residential	2,036	1,721	7,639	11,396	225,364	236,760
Other real estate loans	6,079	1,736	1,466	9,281	266,147	275,428
Commercial loans	1,751	121	315	2,187	92,240	94,427
Consumer loans	23	—	—	23	12,500	12,523
Total	$11,000	$3,578	$12,705	$27,283	$644,110	$671,393

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
	(In Thousands)
Real estate loans:
Construction	$2,241	$—	$3,804	$86
Secured by 1-4 family residential	9,026	167	11,839	1,097
Other real estate loans	8,895	—	7,567	—
Commercial loans	2,083	—	2,136	50
Total	$22,245	$167	$25,346	$1,233

Index

If interest on non-accrual loans had been accrued, such income would have approximated $350,000 for the three months ended March 31, 2012 and $1.5 million for the year ended December 31, 2011.

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

Doubtful:  Loans classified as doubtful have a very high possibility of loss.  However, because of important and reasonably specific pending factors, classification as a loss is deferred until a more exact status can be determined.

Loss: Loans are classified as loss when they are deemed uncollectable and are charged off immediately.

The following tables present a summary of loan classifications by class of loan as of March 31, 2012 and December 31, 2011:

	March 31, 2012
			(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$29,315	$8,804	$222,355	$233,031	$85,129	$11,965	$590,599
Special Mention	3,448	199	11,002	21,657	3,789	70	40,165
Substandard	14,101	613	14,224	17,965	2,301	193	49,397
Doubtful	225	—	1,553	266	152	12	2,208
Loss	—	—	—	—	—	—	—
Ending Balance	$47,089	$9,616	$249,134	$272,919	$91,371	$12,240	$682,369

	December 31, 2011
			(In thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$22,250	$9,235	$207,332	$239,156	$87,731	$12,448	$578,152
Special Mention	5,764	199	10,773	23,434	4,127	61	44,358
Substandard	13,163	613	17,062	12,592	2,374	14	45,818
Doubtful	1,031	—	1,593	246	195	—	3,065
Loss	—	—	—	—	—	—	—
Ending Balance	$42,208	$10,047	$236,760	$275,428	$94,427	$12,523	$671,393

Index

The following table presents loans identified as impaired by class of loan as of and for the three months ended March 31, 2012:

	March 31, 2012
		(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,851	$2,421	$—	$2,271	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	2,818	3,496	—	2,498	13
Other real estate loans	4,691	5,060	—	4,695	89
Commercial loans	1,759	1,759	—	1,755	—
Consumer loans	—	—	—	—	—
Total with no related allowance	11,119	12,736	—	11,219	102

With an allowance recorded:
Real estate loans:
Construction	390	529	89	392	—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	7,271	8,159	2,676	7,395	17
Other real estate loans	6,927	6,953	1,280	6,939	52
Commercial loans	582	604	414	585	14
Consumer loans	12	12	12	12	2
Total with a related allowance	15,182	16,257	4,471	15,323	85
Total	$26,301	$28,993	$4,471	$26,542	$187

Index

The following table presents loans identified as impaired by class of loan as of and for the year ended December 31, 2011:

	December 31, 2011
		(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$2,992	$3,652	$—	$3,948	$—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	3,978	4,656	—	4,424	7
Other real estate loans	4,732	4,775	—	5,729	95
Commercial loans	1,751	1,751	—	1,735	—
Consumer loans	—	—	—	—	—
Total with no related allowance	13,453	14,834	—	15,836	102

With an allowance recorded:
Real estate loans:
Construction	812	842	328	812	—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	8,697	10,417	3,076	9,047	17
Other real estate loans	5,581	5,581	1,192	5,076	64
Commercial loans	656	678	502	662	14
Consumer loans	—	—	—	—	—
Total with a related allowance	15,746	17,518	5,098	15,597	95
Total	$29,199	$32,352	$5,098	$31,433	$197

The “Recorded Investment” amounts in the tables above represent the outstanding principal balance on each loan represented in the tables plus any accrued interest receivable on such loans.  The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the tables plus any amounts that have been charged off on each loan.

Troubled Debt Restructurings

Included in certain loan categories in the impaired loans table above are troubled debt restructurings (“TDRs”) that were classified as impaired.  The total balance of TDRs at March 31, 2012 was $10.0 million of which $6.0 million were included in the Company’s non-accrual loan totals at that date and $4.0 million represented loans performing as agreed according to the restructured terms. This compares with $11.2 million in total restructured loans at December 31, 2011, a decrease of $1.2 million or 10.7%.  The amount of the valuation allowance related to total TDRs was $803,000 and $1.7 million as of March 31, 2012 and December 31, 2011 respectively.

The $6.0 million in nonaccrual TDRs as of March 31, 2012 is comprised of $4.9 million in real estate construction loans, $863,000 in 1-4 family real estate loans, and $226,000 in consumer loans.  The $4.0 million in TDRs which were performing as agreed under restructured terms as of March 31, 2012 is represented comprised of $258,000 in commercial loans, $1.1 million in 1-4 family real estate loans, and $2.7 million in other real estate loans.  The Company considers all loans classified as TDRs to be impaired.

Index

The following table presents by class of loan, information related to loans modified in a TDR during the three months ended March 31, 2012:

	Loans modified as TDR's
	For the Three Months Ended
	March 31, 2012
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)
Real estate loans:
Construction	—	$—	$—
Secured by farmland	—	—	—
Secured by 1-4 family residential	1	658	658
Other real estate loans	—	—	—
Total real estate loans	1	658	658
Commercial loans	—	—	—
Consumer loans	—	—	—
Total	1	$658	$658

During the three months ended March 31, 2012, the Company modified one loan that was considered to be a TDR.  The interest rate was lowered for this loan.

During the three months ended March 31, 2012, the Company identified as a TDR one loan for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying this loan as a TDR, the Company evaluated it for impairment.  On the basis of a current evaluation of loss for this loan, no allowance for loan losses was established for it as of March 31, 2012.

As of March 31, 2012, no loans restructured as TDRs during the three month period are included in the Company’s non-accrual loans total.  The identified TDR loan is included in the Company's non-performing assets that are performing as agreed under the restructured terms.

No loans modified as TDRs from April 1, 2011 through March 31, 2012 subsequently defaulted (i.e. 90 days or more past due following a restructuring) during the three months ended March 31, 2012.

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

Note 5.  Allowance for Loan Losses

The following tables present a rollforward of the changes in the allowance for loan losses balance by class of loan,  the balances in the allowance for loan losses and the recorded investment in loans by class of loan and, for the ending loan balances, based on impairment evaluation method as of March 31, 2012 and December 31, 2011.

Index

	March 31, 2012
			(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balances at December 31, 2011	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Chargeoffs	(186)	—	(353)	—	(155)	(6)	(700)
Recoveries	—	—	114	20	2	10	146
Provision	1,958	(8)	(1,510)	369	(19)	2	792
Balances at March 31, 2012	$2,669	$102	$5,716	$4,774	$1,449	$151	$14,861
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$89	$—	$2,676	$1,280	$414	$12	$4,471
Collectively evaluated for impairment	2,580	102	3,040	3,494	1,035	139	10,390
Total ending allowance balances	$2,669	$102	$5,716	$4,774	$1,449	$151	$14,861
Ending loan recorded investment balances:
Individually evaluated for impairment	$2,241	$—	$10,089	$11,618	$2,341	$12	$26,301
Collectively evaluated for impairment	44,848	9,616	239,045	261,301	89,030	12,228	656,068
Total ending loan balances	$47,089	$9,616	$249,134	$272,919	$91,371	$12,240	$682,369

	December 31, 2011
			(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balances at December 31, 2010	$4,684	$107	$3,965	$4,771	$1,055	$385	$14,967
Chargeoffs	(467)	—	(2,062)	(438)	(180)	(318)	(3,465)
Recoveries	29	—	41	98	41	28	237
Provision	(3,349)	3	5,521	(46)	705	50	2,884
Balances at December 31, 2011	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$328	$—	$3,076	$1,192	$502	$—	$5,098
Collectively evaluated for impairment	569	110	4,389	3,193	1,119	145	9,525
Total ending allowance balances	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Ending loan recorded investment balances:
Individually evaluated for impairment	$3,804	$—	$12,675	$10,313	$2,407	$—	$29,199
Collectively evaluated for impairment	38,404	10,047	224,085	265,115	92,020	12,523	642,194
Total ending loan balances	$42,208	$10,047	$236,760	$275,428	$94,427	$12,523	$671,393

Index

Note 6.  Earnings Per Share

The following table shows the weighted average number of common shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	Three months ended
	March 31, 2012		March 31, 2011
	Shares	Per share Amount	Shares	Per share Amount
Basic earnings per share	6,994,858	$0.23	6,940,154	$0.18
Effect of dilutive securities:
stock options and grants	5,311		3,035
Diluted earnings per share	7,000,169	$0.23	6,943,189	$0.18

At March 31, 2012 and 2011, stock options, restricted grants and warrants representing approximately 157,000 and 211,000 shares, respectively, were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pay Middleburg Trust Company a monthly fee.  Middleburg Bank also pays interest to Middleburg Trust Company and Southern Trust Mortgage on deposit accounts that each company has at Middleburg Bank.  Southern Trust Mortgage has an outstanding line of credit of $5.0 million and a participation agreement of $75.0 million for which it pays interest to Middleburg Bank on any outstanding balance.  Middleburg Bank provides office space and data processing services to Southern Trust Mortgage for which it receives rental and fee income.  Transactions related to these relationships are eliminated to reach consolidated totals.

Index

The following table presents segment information for the three months ended March 31, 2012 and 2011, respectively.

	For the Three Months Ended					For the Three Months Ended
	March 31, 2012					March 31, 2011
	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated
(In Thousands)
Revenues:
Interest income	$11,854	$2	$887	$(402)	$12,341	$11,313	$3	$691	$(249)	$11,758
Trust and investment fee income	—	956	—	(35)	921	—	895	—	(28)	867
Other income	1,093	—	4,018	(197)	4,914	936	—	3,101	(1)	4,036
Total operating income	12,947	958	4,905	(634)	18,176	12,249	898	3,792	(278)	16,661
Expenses:
Interest expense	2,272	—	551	(402)	2,421	2,661	—	311	(249)	2,723
Salaries and employee benefits	3,796	528	3,033	—	7,357	3,661	609	3,046	—	7,316
Provision for loan losses	792	—	—	—	792	454	—	—	—	454
Other	3,624	318	2,247	(232)	5,957	3,613	297	973	(29)	4,854
Total operating expenses	10,484	846	5,831	(634)	16,527	10,389	906	4,330	(278)	15,347
Income (loss) before income taxes and non-controlling interest	2,463	112	(926)	—	1,649	1,860	(8)	(538)	—	1,314
Income tax expense (benefit)	313	103	—	—	416	322	(5)	—	—	317
Net Income (loss)	2,150	9	(926)	—	1,233	1,538	(3)	(538)	—	997
Non-controlling interest in loss of consolidated subsidiary	—	—	349	—	349			230	—	230
Net income (loss) attributable to Middleburg Financial Corporation	$2,150	$9	$(577)	$—	$1,582	$1,538	$(3)	$(308)	$—	$1,227
Total assets	$1,179,087	$12,241	$90,128	$(78,245)	$1,203,211	$1,071,689	$11,981	$44,718	$(44,099)	$1,084,289
Capital expenditures	$204	$—	$—	$—	$204	$250	$3	$—	$—	$253
Goodwill and other intangibles	$—	$4,279	$1,867	$—	$6,146	$—	$4,449	$1,867	$—	$6,316

Note 8.  Defined Benefit Pension Plan

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

	Three months ended March 31,
	2012	2011
	(In Thousands)
Interest cost	$—	$46
Expected return on plan assets	—	(15)
Amortization of unrecognized net actuarial loss	—	305
Net periodic benefit cost (income)	$—	$336

Index

Note 9.  Capital Purchase Program

During 2009, the Company participated in the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 and issued 22,000 shares of preferred stock to the Treasury as well as a warrant (“the Warrant”) to purchase 208,202 shares of the Company’s common stock at an initial exercise price of $15.85 per share.  As a result of the completion of the Company’s public stock offering in August 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101.  On December 23, 2009, the Company redeemed all of the shares of preferred stock issued to the Treasury.   During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of March 31, 2012.

Note 10.  Fair Value Measurements

The Company adopted ASC 820, Fair Value Measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

Index

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	(In thousands)
	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$9,359	$—	$9,359	$—
Obligations of states and political subdivisions	70,117	—	70,117	—
Mortgage-backed securities:
Agency	190,143	—	190,143	—
Non-agency	43,456	—	43,456	—
Corporate preferred stock	46	—	46	—
Corporate securities	10,223	—	10,223	—
Trust preferred securities	240	—	240	—
Liabilities:
Derivative financial instruments	$234	$—	$234	—

	December 31, 2011
	(In thousands)
	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$9,343	$—	$9,343	$—
Obligations of states and political subdivisions	67,542	—	67,542	—
Mortgage-backed securities:
Agency	187,070	—	187,070	—
Non-agency	34,002	—	34,002	—
Corporate preferred stock	40	—	40	—
Corporate securities	9,976	—	9,976	—
Trust preferred securities	269	—	269	—
Liabilities:
Derivative financial instruments	314	—	314	—

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the three months ended March 31, 2012.

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No

Index

nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2012.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the underlying collateral.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level II).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level III. As of March 31, 2012, thirteen impaired loans with a net balance of $1.9 million were categorized as having a Level III valuation due to the date of the last appraisal.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level III).  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Impaired loans for which no further loss is expected are not considered to be measured at fair value on a nonrecurring basis.  Any fair value adjustments as a result of the evaluation process are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

The Company’s procedure to monitor the value of collateral for collateral dependent impaired loans between the receipt of an original appraisal and an updated appraisal is to review tax assessment records when they change annually.  At the time of any change in tax assessment, an appropriate adjustment is made to the existing appraised value.  Information considered in a determination not to order an updated appraisal includes the availability and reliability of tax assessment records, the results of any independent real estate evaluation, and significant changes in capitalization rates for income properties since the original appraisal.  Other facts and circumstances on a case by case basis may be considered relative to a decision to order or not to order an updated appraisal.  If, in the judgment of management, a reliable collateral value estimate can not be obtained by an alternative method, an updated appraisal is obtained.

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

Index

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Loans held for sale	$81,027	$—	$81,027	$—
Impaired loans	10,711	—	8,828	1,883

	December 31, 2011
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Loans held for sale	$92,514	$—	$92,514	$—
Impaired loans	10,648	—	6,767	3,881

The following table presents a roll-forward of the transfers in and out of the Level III valuation method for financial assets that are measured at fair value on a nonrecurring basis as of  March 31, 2012:

Impaired Loans
Balance at December 31, 2011	$3,881

Transfers in	—

Transfers out (1)	(1,848)

Other (2)	(150)

Balance at March 31, 2012	$1,883

(1)  Impaired loans are considered to have a Level III valuation methodology if the appraisal on the loan is older than two years.  Transfers out of level three status represent loans for which current appraisals have been obtained or loans which have been transferred to other real estate owned and the collateral re-appraised at the time of the transfer.

(2) Other changes in the Level III balances during the period represent principal changes on level three impaired loans and minor valuation adjustments.

Index

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

Any fair value adjustments are recorded in the period incurred as “Other real estate owned expenses” on the consolidated statements of income.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

	March 31, 2012
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$12,095	$—	$12,095	$—

	December 31, 2011
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$8,535	$—	$8,535	$—

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

Index

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

FHLB Borrowings, Long-Term and Subordinated Debt

For variable rate long-term debt, fair values are based on carrying values.  For fixed rate debt, fair values are estimated based on observable market prices and discounted cash flow analysis using interest rates for borrowings of similar remaining maturities and characteristics.  The fair values of the Company's Subordinated Debentures are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2012 and December 31, 2011, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the table below.

Index

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company's financial instruments as of March 31, 2012 are as follows:

			March 31, 2012
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
	(In thousands)
Financial assets:
Cash and cash equivalents	$45,037	$45,037	$45,037	$—	—
Securities	323,584	323,584	—	323,584	—
Loans held for sale	81,027	81,027	—	81,027	—
Net portfolio loans	667,508	691,593	—	689,710	1,883
Accrued interest receivable	4,094	4,094	—	4,094	—
Interest rate swap	—	—	—	—	—

Financial liabilities:
Deposits	$951,772	$955,971	$—	$955,971	—
Securities sold under agreements
to repurchase	32,154	32,154	—	32,154	—
Short-term debt	14,166	14,166	—	14,166	—
FHLB borrowings	82,912	83,967	—	83,967	—
Trust preferred capital notes	5,155	5,221	—	5,221	—
Accrued interest payable	762	762	—	762	—
Interest rate swap	234	234	—	234	—

The estimated fair values, and related carrying amounts, of the Company's financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$51,270	$51,270
Securities	308,242	308,242
Loans	749,284	770,759
Accrued interest receivable	4,221	4,221
Financial liabilities:
Deposits	$929,869	$934,322
Securities sold under agreements
to repurchase	31,686	31,686
Short-term debt	28,331	28,331
FHLB borrowings	82,912	83,899
Trust preferred capital notes	5,155	5,216
Accrued interest payable	844	844
Interest rate swap	314	314

Index

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Company has included the required disclosures in its consolidated financial statements.

Index

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at March 31, 2012 and results of operations of the Company for the three months ended March 31, 2012 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2011 Form 10-K.  It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc., and a majority owned subsidiary, Southern Trust Mortgage, LLC.  Middleburg Bank is a community bank serving the Virginia counties of Loudoun, Fairfax, Fauquier and

Index

western Prince William as well as the town of Williamsburg, Virginia and the city of Richmond, Virginia.  The Bank operates eleven financial service centers and one limited service facility. Middleburg Investment Group is a non-bank holding company that was formed in the fourth quarter of 2005.  It has one wholly-owned subsidiary, Middleburg Trust Company which is headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities.  Southern Trust Mortgage is a regional mortgage company headquartered in Virginia Beach, Virginia and maintains offices in Virginia, Maryland, Georgia, North Carolina and South Carolina.

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

Net income attributable to the Company for the three months ended March 31, 2012 increased to $1.6 million from net income of $1.2 million during the first quarter of 2011.  Earnings per fully diluted share for the three months ended March 31, 2012 was $0.23 per share versus  $0.18 per diluted share for the quarter ended March 31, 2011.

Annualized return on total average assets for the three months ended March 31, 2012 was 0.54%, compared to 0.46% for the same period in 2011.  Annualized return on total average equity of Middleburg Financial Corporation, which excludes the non-controlling interest in Southern Trust Mortgage, for the three months ended March 31, 2012, was 5.95%, compared to 5.11% for the first three months of 2011.

As a result of the evaluation of the adequacy of the reserve for loan losses, the Company increased its reserve for loan losses by $792,000 during the three months ended March 31, 2012 compared to a provision of $454,000 during the three months ended March 31, 2011.

Net interest income for the three months ended March 31, 2012 was $9.9 million compared to $9.0 million for the three months ended March 31, 2011.  Total non-interest income increased $1.9 million to $5.8 million for the three months ended March 31, 2012 from $3.9 million for the three months ended March 31, 2011.  Total non-interest expenses increased approximately $2.1 million to $13.3 million for the three months ended March 31, 2012 from $11.2 million for the same period in 2011.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new rules and regulations throughout 2011 and beyond.  While not fully determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that will be promulgated thereunder could significantly affect our operations, increase our operating costs and divert management resources.  Other than the potential impact of this legislation, the Company is not aware of any current recommendations by any regulatory authorities that, if implemented, would have a material effect on the registrant’s liquidity, capital resources or results of operations.

Index

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

Intangibles and Goodwill

The Company had approximately $6.2 million in intangible assets and goodwill at March 31, 2012, a decrease of $43,000 or 0.7% since December 31, 2011 which was attributable to regular amortization of intangible assets.

Index

On April 1, 2002, the Company acquired Middleburg Investment Advisors for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  On January 3, 2011, Middleburg Investment Advisors was merged into Middleburg Trust Company and its goodwill balance is reflected in the total goodwill balance reported for Middleburg Investment Group of $3.4 million.  The remaining balance of unamortized identified intangible assets related to the acquisition of Middleburg Investment Advisors is approximately $857,000.  Approximately $1.0 million of the $6.2 million in total intangible assets and goodwill at March 31, 2012 was attributable directly to the Company’s investment in Middleburg Trust Company exclusive of the goodwill related to the former Middleburg Investment Advisors.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

In addition, current accounting standards permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two step goodwill impairment test.  If a two step process is necessary, the first step is to identify whether or not any  impairment exists.  The second step measures the amount of the impairment loss, if any.  The most recent evaluation of the Company's goodwill balance was conducted as of December 31, 2011.

As of March 31, 2012, the Company recognized two consolidated subsidiaries as reporting units for the purpose of goodwill evaluation and reporting:  Southern Trust Mortgage (“STM”) and Middleburg Investment Group (“MIG”).   MIG is the parent company of Middleburg Trust Company and the former Middleburg Investment Advisors.  The following table shows the allocation of goodwill between the two reporting units and the percentage by which the fair value of each reporting unit as of December 31, 2011 (the most recent fair value evaluation date) exceeded the carrying value as of that date.  Management does not believe the estimated fair values have changed significantly from December 31, 2011 to March 31,  2012.

	Allocation of Goodwill to Reporting Units
		(Dollars in Thousands)
	Carrying Value of Goodwill	(1) Carrying Value of Reporting Unit		(1) Estimated Fair Value of Reporting Unit	(1) Percentage by which Estimated Fair Value of Reporting Unit Exceeds
Reporting Unit	December 31, 2011	December 31, 2011		December 31, 2011	Carrying Value
STM	$1,867	$6,039		$6,828	13.07%
MIG	3,422	5,891	(2)	6,691	13.58%
Total	$5,289	$11,930		$13,519	13.32%
(1)
Reported amounts reflect only Middleburg Financial Corporation shareholders' ownership interests. Estimated fair values are as of December 31, 2011. Management does not believe the estimated fair values have changed significantly from December 31, 2011 to March 31, 2012.

(2)	Includes $900,000 of amortizing intangible assets at December 31, 2011.

Index

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

Other-Than-Temporary Impairment (OTTI)

There were no losses related to other-than-temporary impairment on trust-preferred securities  for the three months ended March 31, 2012.  At March 31, 2012, the Company had $475,000 in trust-preferred securities in its portfolio with a fair value of $240,000.

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

The Company may need to recognize other-than-temporary impairments related to trust preferred securities during the remainder of 2012.  We evaluate default assumptions and cash flow projections in relation to the credit performance of the collateral that underlies the trust preferred securities.  Should additional deferrals/defaults occur on the collateral, projected cash flows from the collateral could be reduced which could result in other-than-temporary impairments in 2012.

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company were $1.2 billion at March 31, 2012, an increase of $10.3 million or 0.9% compared to total assets at December 31, 2011.  Total average assets increased 9.9% from $1.07 billion for the three months ended March 31, 2011 to $1.18 billion for the same period in 2012.  Total liabilities were $1.09 billion at March 31, 2012, compared to $1.08 billion at December 31, 2011.  Total average liabilities increased $98.5 million or 10.1% to $1.07 billion for the three months ended March 31, 2012, compared to $975.5 million for the same period in 2011.  Average shareholders’ equity increased 9.8% or $9.5 million over the same periods.

Index

Loans

Total loans, including loans held for sale at March 31, 2012 were at $763.4 million, lower by $511,000 from the December 31, 2011 amount of $763.9 million.  Loans held for sale decreased to $81.0 million at March 31, 2012, compared to $92.5 million at December 31, 2011, a decrease of 12.4% during the period.  The primary reason for the decrease in loans held for sale was a decrease in mortgage originations during the first quarter of 2012 compared to the fourth quarter of 2011. Southern Trust Mortgage originated $211.2 million in loans for the three months ended March 31, 2012, compared to $136.5 million for the three months ended March 31, 2011.  The Company experienced an increase in real estate construction loans, which were $47.1 million at March 31, 2012, compared to $42.2 million at December 31, 2011.  Real estate mortgage loans of $522.1 million at March 31, 2012 increased from the December 31, 2011 amount of $512.2 million.  Commercial loans, which are primarily loans to businesses, decreased to $91.4 million at March 31, 2012, compared to $94.4 million at December 31, 2011.  Net charge-offs were $554,000 for the three months ended March 31, 2012 versus $846,000 for the same period in 2011.  The provision for loan losses for the three months ended March 31, 2012 was $792,000 compared to $454,000 for the same period in 2011. The allowance for loan losses at March 31, 2012 was $14.9 million or 2.18% of total loans outstanding, excluding loans held for sale, compared to $14.6 million and 2.18% at December 31, 2011.

The following table presents information on the Company’s nonperforming assets as of the dates indicated:

	Nonperforming Assets Middleburg Financial Corporation
	March, 31	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Nonperforming assets:
Nonaccrual loans	$22,245	$25,346	$29,386	$8,606	$6,890
Restructured loans (1)	4,056	3,853	1,254	2,096	—
Accruing loans greater than 90 days past due	167	1,233	909	908	1,117
Total nonperforming loans	$26,468	$30,432	$31,549	$11,610	$8,007
Foreclosed property	12,095	8,535	8,394	6,511	7,597
Total nonperforming assets	$38,563	$38,967	$39,943	$18,121	$15,604

Allowance for loan losses	$14,861	$14,623	$14,967	$9,185	$10,020

Nonperforming loans to period end portfolio loans	3.88%	4.53%	4.79%	1.80%	1.19%
Allowance for loan losses to nonperforming loans	56.14%	48.05%	47.44%	79.11%	125.14%
Nonperforming assets to period end assets	3.21%	3.27%	3.62%	1.86%	1.58%
(1) Amount reflects restructured loans that are performing as agreed to the restructured terms and are not included in nonaccrual loans.

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

Index

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each period presented:

Allowance for Loan Losses
	Three Months Ended	Year Ended
	March 31, 2012	December 31, 2011
Balance, beginning of year	$14,623	$14,967
Provision for loan losses	792	2,884
Charge-offs:
Real estate loans:
Construction	186	467
Secured by 1-4 family residential	353	2,062
Other real estate loans	—	438
Commercial loans	155	180
Consumer loans	6	318
Total charge-offs	$700	$3,465
Recoveries:
Real estate loans:
Construction	$—	$29
Secured by 1-4 family residential	114	41
Other real estate loans	20	98
Commercial loans	2	41
Consumer loans	10	28
Total recoveries	$146	$237
Net charge-offs	554	3,228
Balance, end of period	$14,861	$14,623

Ratio of allowance for loan losses to portfolio loans outstanding at end of period	2.18%	2.18%
Ratio of net charge offs to average portfolio loans outstanding during the period	0.33%	0.44%

The following table shows the balance of the allowance for loan losses allocated to each major loan type and the percent of loans in each category to total loans as of March 31, 2012 and December 31, 2011:

Allocation of Allowance for Loan Losses
	March 31, 2012	Percent of loans in each category to total loans	December 31, 2011	Percent of loans in each category to total loans
Commercial, financial and agricultural	$1,551	14.80%	$1,731	5.40%
Real estate construction	2,669	6.90%	897	16.80%
Real estate mortgage	10,490	76.51%	11,850	74.54%
Consumer loans	151	1.79%	145	3.26%
Totals	$14,861	100.00%	$14,623	100.00%

Non-performing Loans

Non-performing loans were $26.5 million at March 31, 2012 compared to $30.4 million at December 31, 2011.

Non-accrual loans were $22.2 million at the end of the first quarter of 2012 compared to $25.3 million as of December 31, 2011, representing a decrease of 12.2% during the first three months of 2012.

Index

Restructured Loans

Included in the “Nonperforming Assets” table above are troubled debt restructurings (“TDRs”), all of which were classified as impaired.  The total balance of TDRs at March 31, 2012 was $10.0 million of which $6.0 million were included in the Company’s non-accrual loan totals at that date and $4.0 million represented loans performing as agreed to the restructured terms. This compares with $11.2 million in total restructured loans at December 31, 2011, an decrease of $1.2 million or 10.7%.  The amount of the valuation allowance related to total TDRs was $803,000 and $1.7 million as of March 31, 2012 and December 31, 2011 respectively.

The $6.0 million in nonaccrual TDRs as of March 31, 2012 is comprised of $4.9 million in real estate construction loans, $863,000 in 1-4 family real estate loans, and $226,000 in consumer loans.  The $4.0 million in TDRs which were performing as agreed under restructured terms as of March 31, 2012 is represented comprised of $258,000 in commercial loans, $1.1 million in 1-4 family real estate loans, and $2.7 million in other real estate loans.  The Company considers all loans classified as TDRs to be impaired.

The Company requires six timely consecutive monthly payments before a restructured loan that has been placed on non-accrual can be returned to accrual status.  No restructured loans were charged off during the three month period ended March 31, 2012.  The Company does not utilize formal modification programs or packages when loans are considered for restructuring.  Any loan restructuring is based on the borrower’s circumstances and may include modifications to more than one of the terms and conditions of the loan.

The Company has not performed any commercial real estate or other type of loan workout whereby the existing loan would have been structured into multiple new loans.

Other Real Estate Owned

Other real estate owned, net of valuation allowance, increased by $3.6 million to $12.1 million at March 31, 2012 from $8.5 million at December 31, 2011.  The change in balance is the net of foreclosed real estate loans  added to other real estate owned, valuation adjustments and sales of other real estate owned properties during the period.  During the three months ended March 31, 2012, the Company received proceeds of $213,000 from the sale of other real estate owned properties and incurred a net loss of $14,000 on the sales. Valuation adjustments to properties held in OREO were approximately $54,000 during the three months ended March 31, 2012.

Securities

Securities, excluding Federal Reserve and Federal Home Loan Bank stock, increased to $323.6 million at March 31, 2012 compared to $308.2 million at December 31, 2011, an increase of 5.0% during the period. The balance in interest-bearing bank balances decreased to $38.5 million as of March 31, 2012 versus $45.1 million at December 31, 2011.  The Company sold $3.1 million in securities, received proceeds of $20.6 million from maturities and principal payments, and purchased securities of $39.0 million for the three months ended March 31, 2012.  No losses related to other-than-temporary impairments on trust-preferred securities were recognized for the three months ended March 31, 2012.  At March 31, 2012, the Company had $475,000 in trust-preferred securities in its portfolio of which $231,099 are considered other-than-temporarily impaired.

The Company will continue to maintain its securities portfolio as a source of liquidity and collateral.  At March 31, 2012 the year-to-date tax equivalent yield on the securities portfolio was 3.34%.

Premises and Equipment

Net Premises and equipment decreased by $207,000 from $21.3 million at December 31, 2011 to $21.1 million at March 31, 2012.  The decrease is the net of the change in accumulated depreciation and additions to premises and equipment during the period.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased by $43,000 in the first quarter of 2012 to $6.1 million at March 31, 2012 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment Advisors.

Index

Other Assets

Other assets decreased $1.6 million to $35.3 million at March 31, 2012, when compared to December 31, 2011.  The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $16.2 million and net deferred tax assets in the amount of $6.2 million at March 31, 2012.

Deposits

Deposits increased by $21.9 million to $951.8 million at March 31, 2012 from $929.9 million at December 31, 2011.  Average deposits for the three months ended March 31, 2012 increased 8.5% or $73.5 million compared to average deposits for the three months ended March 31, 2011.  Average interest bearing deposits were $788.1 million for the three months ended March 31, 2012 compared to $736.7 million for the three months ended March 31, 2011.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank.  The overall balance of this product was $33.2 million at March 31, 2012 and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet.

Time deposits increased by $354,000 from December 31, 2011 to $326.2 million at March 31, 2012.  Time deposits include brokered certificates of deposit and CDARS deposits, which increased y $4 million or 4.0% to $100.8 million at March 31, 2012 from the December 31, 2011 amount of $96.8 million.  The brokered certificates of deposit have maturities ranging from one month to ten years.  Securities sold under agreements to repurchase (“Repo Accounts”) increased by $468,000 from
$31.7 million at December 31, 2011 to $32.2 million at March 31, 2012.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.  All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

Short-term Borrowings and FHLB Borrowings

The Company had no overnight or short term advances from the Federal Home Loan Bank of Atlanta (“FHLB”) outstanding at March 31, 2012 or December 31, 2011.  Southern Trust Mortgage has a line of credit with a regional bank that is primarily used to fund its loans held for sale.  At March 31, 2012, this line had an outstanding balance of $15.7 million compared to $28.3 million at December 31, 2011.  The interest rate on the line of credit is based on the 30-day London Inter-Bank Offered Rate (“LIBOR”).  Southern Trust Mortgage also has a $5.0 million line of credit and a $75.0 million participation agreement with Middleburg Bank.  The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.  Long term FHLB advances were by $82.9 million at March 31, 2012, unchanged from December 31, 2011.

Other Liabilities

Other liabilities increased by $600,000 to $7.5 million at March 31, 2012, when compared to December 31, 2011.

Index

Non-controlling Interest in Consolidated Subsidiary

The Company, through Middleburg Bank owns 62.3% of the issued and outstanding membership interest units in Southern Trust Mortgage.  The remaining 37.7% of issued and outstanding membership interest units are owned by other partners.  The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.”  The non-controlling interest is reflected in total shareholders’ equity.  Southern Trust Mortgage also has preferred stock of $865,000 issued and outstanding at March 31, 2012. The Company, through Middleburg Bank owns 70.4% of the issued and outstanding preferred stock in Southern Trust Mortgage.  The remaining 29.6% of issued and outstanding preferred stock is owned by other partners.  The preferred stock held by these other partners is reflected in other liabilities.

Capital

Total shareholders’ equity, including the non-controlling interest in Southern Trust Mortgage, was $109.6 million at March 31, 2012.  This amount represents an increase of 1.5% from the December 31, 2011 amount of $108.0 million. Middleburg Financial Corporation’s shareholders’ equity, which excludes the non-controlling interest, was $107.9 million at March 31, 2012 compared to $105.9 million at December 31, 2011.  The book value of common shareholders was $15.40 per share at March 31, 2012 and $15.13 at December 31, 2011.  The following table shows the Company’s risk-based capital ratios as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Total risk-based capital ratio	14.8%	14.7%
Tier 1 risk-based capital ratio	13.6%	13.5%
Tier 1 leverage ratio	8.9%	8.8%

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.

Net interest income for the three months ended March 31, 2012 was $9.9 million, compared to $9.0 million for the same period in 2011.  Total interest income for the three months ended March 31, 2012 was $12.3 million compared to $11.7 million for the three months ended March 31, 2011 representing an increase of 5.1%.  Total interest expense was $2.4 million for the three months ended March 31, 2012 compared to $2.7 million for the same period in 2011 representing a decrease of 11.1%.  Average earning assets increased by $120.8 million to $1.1 billion for the three months ended March 31, 2012 from $1.0 billion for the three months ended March 31, 2011.  Average interest bearing liabilities increased by $75.9 million or 8.9% to $922.4 million for the three months ended March 31, 2012 when compared to the same period in 2011.

Index

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated.  Non-accrual loans are included in the loan balances.
	MIDDLEBURG FINANCIAL CORPORATION Average Balances, Income and Expenses, Yields and Rates
	Three Months Ended March 31,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$263,408	$1,779	2.72%	$204,725	$1,435	2.84%
Tax-exempt (1)	61,802	920	5.99%	53,974	850	6.39%
Total securities	$325,210	$2,699	3.34%	$258,699	$2,285	3.58%
Total loans (3)	$744,776	$9,931	5.36%	$694,628	$9,735	5.68%
Interest bearing deposits in other financial institutions	46,111	24	0.21%	41,980	27	0.26%
Total earning assets	$1,116,097	$12,654	4.56%	$995,307	$12,047	4.91%
Less: allowances for credit losses	(14,871)			(14,747)
Total nonearning assets	81,699			95,185
Total assets	$1,182,925			$1,075,745
Liabilities:
Interest-bearing deposits:
Checking	$303,641	$383	0.51%	$287,005	$486	0.69%
Regular savings	105,010	115	0.44%	89,650	187	0.85%
Money market savings	56,624	58	0.41%	60,872	101	0.67%
Time deposits:
$100,000 and over	142,688	572	1.61%	130,641	605	1.88%
Under $100,000	180,176	765	1.71%	168,537	929	2.24%
Total interest-bearing deposits	$788,139	$1,893	0.97%	$736,705	$2,308	1.27%
Short-term borrowings	12,379	148	4.81%	5,739	63	4.45%
Securities sold under agreements to repurchase	34,125	83	0.98%	29,308	56	0.77%
FHLB advances and other borrowings	87,792	297	1.36%	74,734	296	1.61%
Total interest-bearing liabilities	$922,435	$2,421	1.06%	$846,486	$2,723	1.30%
Non-interest bearing liabilities
Demand Deposits	144,188			122,118
Other liabilities	7,322			6,873
Total liabilities	$1,073,945			$975,477
Non-controlling interest	2,023			2,830
Shareholders' equity	106,957			97,438
Total liabilities and shareholders' equity	$1,182,925			$1,075,745
Net interest income		$10,233			$9,324
Interest rate spread			3.50%			3.61%
Cost of Funds			0.91%			1.14%
Interest expense as a percent of average earning assets			0.87%			1.11%
Net interest margin			3.69%			3.80%
(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2)	All yields and rates have been annualized on a 366 day year.
(3)	Total average loans include loans on non-accrual status.

Index

For the three months ended March 31, 2012, interest and fees from loans was $9.9 million compared to $9.7 million for the three months ended March 31. 2011. The tax equivalent weighted average yield of loans decreased 32 basis points from 5.68% for the three months ended March 31, 2011 to 5.36% for the three months ended March 31, 2012.

For the three month period ended March 31, 2012, interest income from the securities portfolio and invested liquid funds increased by $387,000 to $2.4 million compared to the same period in 2011.  The tax equivalent yield on securities for the three months ended March 31, 2012 decreased 24 basis points to 3.34% compared to 3.58% for the three months ended March 31, 2011.

Interest expense on deposits was $1.9 million for the three months ended March 31, 2012.  The mix of demand and savings deposits versus time deposits changed slightly to 65.7% in demand and savings deposits, and 34.3% in time deposits at March 31, 2012.  At December 31, 2011, the mix was 64.9% in savings and demand deposits, versus 35.1% in time deposits.

Interest expense for securities sold under agreements to repurchase increased to $83,000 for the three months ended March 31, 2012 from $56,000 for the three months ended March 31, 2011.  Interest expense related to short-term borrowings increased $85,000 from $63,000 for the three months ended March 31, 2011 to $148,000 for the three months ended March 31, 2012. Interest expense related to FHLB advances and other debt increased $1,000 from $296,000 for the three months ended March 31, 2011 to $297,000 for the three months ended March 31, 2012.

Average balances in interest checking, regular savings and money market accounts increased by $27.1 million when comparing the three months ended March 31, 2012 to the same period in 2011.  The weighted average cost of these accounts for the three months ended March 31, 2012 and 2011 was .48% and 0.72%, respectively.  The average balance of certificates of deposits increased by $23.7 million when comparing the three months ended March 31, 2012 to the three months ended March 31, 2011. The weighted average cost of the Company’s certificates of deposits decreased by 41 basis points to 1.67% for the three months ended March 31, 2012 versus the three months ended March 31, 2011.

The net interest margin, on a tax equivalent basis, was 3.69% for the three months ended March 31, 2012 compared to 3.80% for the three-month period ended March 31, 2011.  The average yield on earning assets was 4.56% for the quarter ended March 31, 2012 compared to  4.91% for the quarter ended March 31, 2011, representing a decrease of 35 basis points from the quarter ended March 31, 2011. The decrease in yields on earning assets from the quarter ended March 31, 2011 reflected a decrease of 24 basis points in the yield of the securities portfolio and a 32 basis point decrease in yields for the loan portfolio.

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

Index

Reconciliation of Net Interest Income to
Tax Equivalent Net Interest Income

	For the three months ended March 31,
	2012	2011
GAAP measures:	(in thousands)
Interest Income – Loans	$9,931	$9,735
Interest Income - Investments & Other	2,410	2,023
Interest Expense – Deposits	1,893	2,308
Interest Expense - Other Borrowings	528	415
Total Net Interest Income	$9,920	$9,035
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	313	289
Total Tax Benefit Realized on Non-Taxable Interest Income	$313	$289
Total Tax Equivalent Net Interest Income	$10,233	$9,324

Other Income

Other income includes, among other items, fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company.  Other income also includes income from the Company’s 62.3% ownership interest in Southern Trust Mortgage, LLC.  Other income increased 49.6% to $5.8 million for the three months ended March 31, 2012 compared to the same period in 2011.

Trust and investment service fees earned by Middleburg Trust Company (“MTC”) increased by 6.2% compared to the quarter ended March 31, 2011.  Trust and investment service fees are based primarily upon the market value of the accounts under administration.  Total consolidated assets under administration by MTC were at $1.3 billion at March 31, 2012, an increase of 1.0% relative to December 31, 2011 and an increase of 11.0% relative to March 31, 2011.

Service charges on deposits increased 8.4% to $530,000 for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

The Company sold $3.1 million in securities and purchased $39.0 million in securities during the three months ended March 31, 2012.  The Company realized a net gain of $140,000 on the sale of securities in the three months ended March 31, 2012.  The Company has identified three other-than-temporarily impaired securities in its portfolio and has recognized decreases in the fair market value of the security through earnings. During the three months ended March 31, 2012, the Company realized no losses related to the other-than-temporarily impaired securities.

Commissions on investment sales increased 54.7% to $147,000 for the three months ended March 31, 2012, compared to $95,000 for the three months ended March 31, 2011.

The revenues and expenses of Southern Trust Mortgage for the three months ended March 31, 2012 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Non-controlling Interest in Consolidated Subsidiary.”  Southern Trust Mortgage originated $211.2 million in mortgage loans during the quarter ended March 31, 2012 compared to $136.5 million originated during the quarter ended March 31, 2011. Gains on mortgage loan sales increased by 95.4% when comparing the quarter ended March 31, 2012 to the quarter ended March 31, 2011.

Income earned from the Bank’s $16.2 million investment in Bank Owned Life Insurance (BOLI) contributed $122,000 to total other income for the three months ended March 31, 2012.  The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004, $485,000 in the second quarter of 2007, $453,000 in the fourth quarter of 2009, and $682,000 in the second quarter of 2010 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Index

Other service charges, commissions and fees increased by 30.4% to $150,000 for the three months ended March 31, 2012, compared to $115,000 for the same period in 2011.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total other expense increased by $2.1 million from $11.2 million for the three months ended March 31, 2011 to $13.3 million for the three months ended March 31, 2012.  When taken as a percentage of total average assets on an annualized basis, other expense was 4.5% of total average assets for the three months ended March 31, 2012 versus 4.1% for the same period in 2011.

Salaries and employee benefit expenses increased by $1.0 million or 16.5% when comparing the first three months of 2012 to the same period ended March 31, 2011.

Net occupancy expense increased by $102,000 or 6.1% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase is the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Other tax expense increased by 3.0% to $203,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The other tax expenses is franchise taxes paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax.  The tax is based on each subsidiary’s equity capital at January 1st of each year, net of adjustments.

Advertising expense increased by $144,000 to $300,000 for the three months ended March 31, 2012 compared to $156,000 for the three months ended March 31, 2011.

Other real estate owned expense decreased by $58,000 to $286,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in expenses was primarily due to increases in legal expenses related to foreclosure, valuation adjustments and losses on the sales of these assets.

FDIC insurance expense decreased by $149,000 to $258,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in FDIC insurance expense for the three month periods occurred because of a change in expense calculation methods implemented by the FDIC during 2011.

Other expenses increased 60.7% or $1.0 million to $2.7 million for the three months ended March 31, 2012 compared to the same period in 2011. This increase is primarily a result of a $1.125 million one-time charge associated with a settlement agreement entered into with one of Southern Trust Mortgage's mortgage correspondents related to the loan purchase agreement between the two parties. This one-time settlement agreement provided for the release of known and unknown claims by the mortgage correspondent in exchange for aggregate cash payments of $1.125 million.

Index

Allowance for Loan Losses

The allowance for loan losses at March 31, 2012 was $14.9 million, or 2.18% of total portfolio loans, compared to $14.6 million, or 2.18% of total portfolio loans at December 31, 2011.  The provision for loan losses was $792,000 for the three months ended March 31, 2012, compared to $454,000 for the three months ended March 31, 2011.  For the three months ended March 31, 2012, net loan charge-offs totaled $554,000 compared to net loan charge-offs of $846,000 for the same period in 2011.  There were $167,000 in loans past due 90 days or more and still accruing at March 31, 2012, compared to $1.2 million at December 31, 2011.  Non-performing loans were $26.5 million at March 31, 2012, compared to $30.4 million at December 31, 2011.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at March 31, 2012.  Loans classified as loss, doubtful, substandard and special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.  Approximately $803,000 has been included in the allowance for loan losses related to restructured loans.

Non-performing assets decreased from $39.0 million or 3.3% of total assets at December 31, 2011 to $38.6 million or 3.2% of total assets as of March 31, 2012.   Non-accrual loans decreased from $25.4 million at December 31, 2011 to $22.3 million at March 31, 2012.

Capital Resources

Total shareholders’ equity at March 31, 2012 and December 31, 2011 was $109.6 million and $108.0 million, respectively.  Total common shares outstanding at March 31, 2012 were 7,005,315.

At March 31, 2012, the Company’s tier 1 and total risk-based capital ratios were 13.6% and 14.8%, respectively, compared to 13.5% and 14.7% at December 31, 2011.  The Company’s leverage ratio was 8.9% at March 31, 2012 compared to 8.8% at December 31, 2011.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which enables it to take advantage of business opportunities and indicates it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines totaled $24.0 million, none of which were outstanding at March 31, 2012.  At March 31, 2012 and December 31, 2011, the Company had $32.1 million and $31.7 million, respectively, of outstanding borrowings pursuant to repurchase agreements.

The Company has a credit line in at the Federal Home Loan Bank of Atlanta with an available borrowing capacity of $76.4 million as of March 31, 2012.  This line may be utilized for short and/or long-term borrowing.  The Company utilized the credit line for both overnight and long-term funding throughout the first three months of 2012.  Southern Trust Mortgage has a revolving line of credit with a regional bank having a credit limit of $24.0 million.  This line is primarily used to fund its loans held for sale.    Middleburg Bank guarantees up to $10 million of borrowings on this line.  At March 31 2012, the line had an outstanding balance of $14.2 million and is included in total short-term borrowings on the Company’s balance sheet.

At March 31, 2012, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 48.0% of total deposits.

Index

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit (excluding standby letters of credit) decreased $4.0 million to $88.0 million at March 31, 2012 compared to $92.0 million at December 31, 2011.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $2.0 million at March 31, 2012 representing a decrease of $175,000 from December 31, 2011.

Contractual obligations, representing FHLB advance obligations, operating leases, and capital notes, decreased $1.3 million to $119.5 million at March 31, 2012 compared to $120.8 million at December 31, 2011.   These results do not include changes in certificates of deposit and short-term borrowings.   Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the Company’s 2011 Form 10-K.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	changes in general economic and business conditions in the Company’s market area;
•	changes in banking and other laws and regulations applicable to the Company;
•	maintaining asset qualities;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changing trends in customer profiles and behavior;
•	maintaining cost controls and asset qualities as the Company opens or acquires new branches;
•	changes in interest rates and interest rate policies;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Company;
•	maintaining capital levels adequate to support the Company’s growth; and
•	other factors described in Item 1A, “Risk Factors,” included in our quarterly reports on Form 10-Q and the 2011 Form 10-K.

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

Index

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  The results of the simulation are dependent upon assumptions and parameters within the model used which change from time to time based on historical interest rate relationships, current market conditions, and anticipated future market conditions.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.  The model prepared for March 31, 2012 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet excluding the assets of Southern Trust Mortgage.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  A parallel shift in rates over a 12-month period is assumed.  The following reflects the Company’s net interest income sensitivity analysis as of March 31, 2012 and December 31, 2011.

	Estimated Net Interest Income Sensitivity
Rate Change	As of March 31, 2012	As of December 31, 2011
+ 200 bp	(2.0)%	—%
- 200 bp	(10.0)%	(10.0)%

At March 31, 2012, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could decrease by 2.0% on average over the next 12 months.  For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 10.0% on average over the next 12 months.  While these numbers are subjective based upon the assumptions and parameters used within the model, management believes the balance sheet is properly structured to minimize interest rate risk in the future.

Based upon a March 31, 2012 simulation, the Company could expect an average negative impact to net interest income of $702,000 over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $3.9 million over the next 12 months.

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

Index

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including Middleburg Bank, Southern Trust Mortgage, Middleburg Investment Group and Middleburg Trust Company) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

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

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in our risk factors from those disclosed in this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None

Index

Item 5.  Other Information

None

Item 6.  Exhibits

3.1	Bylaws of the Company (restated in electronic format as of May 3, 2012).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date:	May 10, 2012	/s/ Gary R. Shook
Gary R. Shook
President & Chief Executive Officer

Date:	May 10, 2012	/s/ Raj Mehra
Raj Mehra
Executive Vice President
& Chief Financial Officer

Index

EXHIBIT INDEX

Exhibits

3.1	Bylaws of the Company (restated in electronic format as of May 3, 2012).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.