Form 10-Q
period 2012-06-30
MIDDLEBURG FINANCIAL CORP
filed 2012-08-09
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   7,055,290 shares of Common Stock as of July 31, 2012.

Index

MIDDLEBURG FINANCIAL CORPORATION

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Balance Sheets
(In thousands, except for share and per share data)

	(Unaudited)
	June 30,	December 31,
	2012	2012
ASSETS
Cash and due from banks	$5,934	$6,163
Interest-bearing deposits with other institutions	72,877	45,107
Total cash and cash equivalents	78,811	51,270
Securities available for sale	314,530	308,242
Loans held for sale	67,965	92,514
Restricted securities, at cost	7,167	7,117
Loans receivable, net of allowance for loan losses of $14,969 at June 30, 2012 and $14,623 at December 31, 2011	670,941	656,770
Premises and equipment, net	21,021	21,306
Goodwill and identified intangibles	6,103	6,189
Other real estate owned, net of valuation allowance of $1,982 at June 30, 2012 and $1,522 at December 31, 2011	13,335	8,535
Prepaid federal deposit insurance	3,510	3,993
Accrued interest receivable and other assets	35,467	36,924
TOTAL ASSETS	$1,218,850	$1,192,860
LIABILITIES
Deposits:
Non-interest-bearing demand deposits	$154,838	$143,398
Savings and interest-bearing demand deposits	509,291	460,576
Time deposits	311,156	325,895
Total deposits	975,285	929,869
Securities sold under agreements to repurchase	33,034	31,686
Short-term borrowings	8,393	28,331
FHLB borrowings	77,912	82,912
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	7,066	6,894
Commitments and contingent liabilities	—	—
TOTAL LIABILITIES	1,106,845	1,084,847
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized, 7,052,554 and 6,996,932 issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	17,364	17,331
Capital surplus	43,616	43,498
Retained earnings	43,805	41,157
Accumulated other comprehensive income	5,100	3,926
Total Middleburg Financial Corporation shareholders' equity	109,885	105,912
Non-controlling interest in consolidated subsidiary	2,120	2,101
TOTAL SHAREHOLDERS' EQUITY	112,005	108,013
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,218,850	$1,192,860

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Income
(In thousands, except for per share data)
	Unaudited		Unaudited
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$9,616	$9,731	$19,547	$19,466
Interest and dividends on securities available for sale
Taxable	1,704	1,751	3,439	3,150
Tax-exempt	596	604	1,203	1,165
Dividends	45	36	89	72
Interest on deposits in banks and federal funds sold	25	33	49	60
Total interest and dividend income	11,986	12,155	24,327	23,913
INTEREST EXPENSE
Interest on deposits	1,846	2,332	3,739	4,640
Interest on securities sold under agreements to repurchase	84	69	167	125
Interest on short-term borrowings	89	53	237	116
Interest on FHLB borrowings and other debt	287	306	584	602
Total interest expense	2,306	2,760	4,727	5,483
NET INTEREST INCOME	9,680	9,395	19,600	18,430
Provision for loan losses	730	1,087	1,522	1,541
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	8,950	8,308	18,078	16,889
NONINTEREST INCOME
Service charges on deposit accounts	538	526	1,068	1,015
Trust services income	979	983	1,900	1,850
Gains on loans held for sale	5,053	3,938	8,822	6,785
Gains on securities available for sale, net	148	87	288	122
Total other-than-temporary impairment losses	(36)	—	(46)	(17)
Portion of loss recognized in other comprehensive income	36	—	46	16
Net impairment losses	—	—	—	(1)
Commissions on investment sales	125	185	272	365
Fees on mortgages held for sale	64	87	106	241
Other service charges, commissions and fees	121	134	271	249
Bank-owned life insurance	123	139	245	262
Other operating income (loss)	(2)	(55)	12	105
Total noninterest income	7,149	6,024	12,984	10,993
NONINTEREST EXPENSE
Salaries and employees' benefits	7,506	7,813	14,863	15,129
Net occupancy and equipment expense	1,755	1,640	3,533	3,316
Advertising	447	285	747	441
Computer operations	394	343	779	708
Other real estate owned	874	606	1,160	950
Other taxes	205	205	408	402
Federal deposit insurance expense	261	358	519	765
Other operating expenses	1,869	1,703	4,616	3,478
Total noninterest expense	13,311	12,953	26,625	25,189
Income before income taxes	2,788	1,379	4,437	2,693
Income tax expense	598	301	1,014	618
NET INCOME	2,190	1,078	3,423	2,075
Net (income) loss attributable to noncontrolling interest	(421)	121	(72)	351
Net income attributable to Middleburg Financial Corporation	$1,769	$1,199	$3,351	$2,426
Earnings per share:
Basic	$0.25	$0.17	$0.48	$0.35
Diluted	$0.25	$0.17	$0.48	$0.35
Dividends per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)
	Unaudited		Unaudited
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net income	$2,190	$1,078	$3,423	$2,075
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $389, $1,828, $748 and $2,093 respectively for the periods presented)	756	3,549	1,451	4,063
Reclassification adjustment for gains included in net income (net of tax of $50, $30, $98, and $42 respectively for the periods presented)	(98)	(57)	(190)	(80)
Unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings (net of tax)	—	—	—	1
Unrealized (loss) on interest rate swap (net of tax of $72, $54, $45, and $33 respectively for the periods presented)	(140)	(104)	(87)	(64)
Total other comprehensive income	518	3,388	1,174	3,920
Total comprehensive income	2,708	4,466	4,597	5,995
Comprehensive (income) loss attributable to non-controlling interest	(421)	121	(72)	351
Comprehensive income attributable to Middleburg Financial Corporation	$2,287	$4,587	$4,525	$6,346

See accompanying notes to the consolidated financial statements.

Index

Middleburg Financial Corporation
Consolidated Statement of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2012 and 2011
(In Thousands, Except Share Data)
(Unaudited)

	Middleburg Financial Corporation Shareholders
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balances - December 31, 2010	$17,314	$43,058	$37,593	$(1,012)	$3,040	$99,993
Net income (loss)			2,426		(351)	2,075
Other comprehensive income, net of tax				3,920		3,920
Cash dividends declared			(697)			(697)
Vesting of restricted stock awards (7,922 shares)	19	(19)				—
Cancellation of restricted stock (946 shares)	(2)	(12)				(14)
Distributions to non-controlling interest					(592)	(592)
Share-based compensation		123				123
Balances - June 30, 2011	$17,331	$43,150	$39,322	$2,908	$2,097	$104,808

Balances - December 31, 2011	$17,331	$43,498	$41,157	$3,926	$2,101	$108,013
Net income			3,351		72	3,423
Other comprehensive income, net of tax				1,174		1,174
Cash dividends declared			(703)			(703)
Vesting of restricted stock awards (12,432 shares)	33	(33)				—
Cancellation of restricted stock (2,736 shares)	—	(43)				(43)
Distributions to non-controlling interest					(53)	(53)
Share-based compensation		194				194
Balances - June 30, 2012	$17,364	$43,616	$43,805	$5,100	$2,120	$112,005

 See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
	Unaudited
	For the six months ended
	June 30, 2012	June 30, 2011
Cash Flows From Operating Activities
Net income	$3,423	$2,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	957	930
Equity in (undistributed earnings) of affiliate	(4)	(20)
Provision for loan losses	1,522	1,541
Net (gain) on securities available for sale	(288)	(122)
Other than temporary impairment loss	—	1
Net loss on disposal of assets	7	39
Premium amortization on securities, net	1,790	1,344
Origination of loans held for sale	(444,613)	(289,532)
Proceeds from sales of loans held for sale	477,984	306,989
Net (gains) on mortgages held for sale	(8,822)	(6,785)
Share-based compensation	194	123
Net loss on sale of other real estate owned	24	233
Valuation adjustment on other real estate owned	460	350
Decrease in prepaid FDIC insurance	483	700
Changes in assets and liabilities:
Decrease (increase) in other assets	622	(767)
Increase in other liabilities	172	86
Net cash provided by operating activities	$33,911	$17,185
Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns and calls of securities available for sale	$41,046	$27,868
Proceeds from sale of securities available for sale	15,986	15,860
Purchase of securities available for sale	(62,912)	(80,266)
Purchase of restricted stock	(50)	(636)
Purchases of bank premises and equipment	(534)	(694)
Net (increase) in loans	(21,805)	(20,530)
Proceeds from sale of other real estate owned	829	1,108
Net cash (used in) investing activities	$(27,440)	$(57,233)

See Accompanying Notes to Consolidated Financial Statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Continued)
(In Thousands)
	For the three months ended
	June 30, 2012	June 30, 2011
Cash Flows from Financing Activities
Net increase in non-interest-bearing and interest-bearing demand deposits and savings accounts	$60,155	$24,503
Net (decrease) increase in certificates of deposit	(14,739)	(6,324)
Increase in securities sold under agreements
to repurchase	1,348	9,648
Proceeds from short-term borrowings	58,882	39,749
Payments on short-term borrowings	(78,820)	(47,377)
Proceeds from FHLB borrowings	62,912	40,000
Payments on FHLB borrowings	(67,912)	(25,000)
Distributions to non-controlling interest	(53)	(592)
Payment of dividends on common stock	(703)	(697)
Net cash provided by financing activities	$21,070	$33,910
Increase (decrease) in cash and and cash equivalents	27,541	(6,138)
Cash and Cash Equivalents
Beginning	51,270	64,724
Ending	$78,811	$58,586
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,893	$5,418
Income taxes	$850	$100
Supplemental Disclosure of Non-cash Transactions
Unrealized gain on securities available for sale	$1,910	$6,033
Change in market value of interest rate swap	$(131)	$(97)
Transfer of loans to other real estate owned	$6,261	$625
Loans originated from sale of other real estate owned	$149	$533

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDAIRIES
Notes to Consolidated Financial Statements
For the six months ended June 30, 2012
(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2012 and December 31, 2011, the results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, and changes in shareholders’ equity and cash flows for the six months ended June 30, 2012 and 2011, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2012, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan.  Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company.  The Company may grant awards of up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company recognized $194,000 for stock-based compensation expenses for the six months ended June 30, 2012.

The following table summarizes stock options awarded under the 2006 Equity Compensation Plan and remaining un-exercised options under the 1997 Stock Incentive Plan at the end of the reporting period.

	June 30, 2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	160,171	$20.40
Granted	—	—
Exercised	—	—
Forfeited	(78,000)	(23.64)
Outstanding at end of period	82,171	$(17.32)	$—

As of the end of the reporting period, 79,671 options were vested and exercisable representing 22,000 shares issued under the original 1997 plan and 57,671 vested options under the 2006 Plan.  As of June 30, 2012 no outstanding options were unvested from the original 1997 plan and 2,500 outstanding options were not vested under the 2006 plan.  At June 30, 2012 the weighted average exercise price of these stock options was greater than the average market price during the period.  The weighted average remaining contractual term for options outstanding and exercisable at June 30, 2012 was  5.1 years.  As of June 30,

Index

2012 there was $2,000 of total unrecognized compensation expense related to stock option awards under the 2006 Equity Compensation Plan.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

	June 30, 2012
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of year	86,220	$14.79
Granted	49,475	16.86
Vested	(12,432)	(13.28)
Forfeited	(2,808)	(14.59)
Non-vested at end of period	120,455	$15.66	$2,047,735

The weighted average remaining contractual term for non-vested restricted stock at June 30, 2012 was 4.4 years.  As of June 30, 2012, there was approximately $1,591,000 of total unrecognized compensation expense related to non-vested restricted stock awards under the 2006 Equity Compensation Plan.

Note 3.	Securities

Amortized costs and fair values of securities available for sale at June 30, 2012 are summarized as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$8,764	$374	$—	$9,138
Obligations of states and
political subdivisions	69,061	3,546	(4)	72,603
Mortgage-backed securities:
Agency	168,363	5,728	(281)	173,810
Non-agency	49,246	383	(534)	49,095
Corporate preferred stock	68	—	(14)	54
Corporate securities	10,611	8	(900)	9,719
Trust-preferred securities	244	—	(133)	111
Total	$306,357	$10,039	$(1,866)	$314,530

Amortized costs and fair values of securities available for sale at December 31, 2011 are summarized as follows:

Index

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$9,068	$293	$(18)	$9,343
Obligations of states and
political subdivisions	65,090	2,503	(51)	67,542
Mortgage-backed securities:
Agency	181,797	5,482	(209)	187,070
Non-agency	34,847	157	(1,002)	34,002
Corporate preferred stock	68	—	(28)	40
Corporate securities	10,612	5	(641)	9,976
Trust-preferred securities	497	—	(228)	269
Total	$301,979	$8,440	$(2,177)	$308,242

The amortized cost and fair value of securities available for sale as of June 30, 2012, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	June 30, 2012
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$4,013	$4,040
Due after one year through
five years	18,524	18,547
Due after five years through
ten years	34,031	35,696
Due after ten years	31,868	33,177
Mortgage-backed securities	217,609	222,905
Corporate preferred stock	68	54
Trust preferred securities	244	111
Total	$306,357	$314,530

Proceeds from the sale of securities during the six months ended June 30, 2012 were $16.0 million and net gains of $288,000 were realized on those sales.  The tax expense applicable to the net realized gains amounted to $98,000.  Additionally, no loss on securities with other than temporary impairment was recognized during the six months ended June 30, 2012.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $148.3 million at June 30, 2012.

At June 30, 2012, investments in an unrealized loss position that were temporarily impaired are as follows:

Index

	June 30, 2012
			(In thousands)
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$375	$—	$25	$—	$400	$—
Obligations of states and
political subdivisions	1,937	(4)	—	—	1,937	(4)
Mortgage backed securities:
Agency	18,601	(281)	—	—	18,601	(281)
Non-agency	18,007	(264)	8,374	(270)	26,381	(534)
Corporate preferred stock	—	—	25	(14)	25	(14)
Corporate securities	3,164	(336)	6,407	(564)	9,571	(900)
Trust-preferred securities	—	—	111	(133)	111	(133)
Total	$42,084	$(885)	$14,942	$(981)	$57,026	$(1,866)

At December 31, 2011, investments in an unrealized loss position that were temporarily impaired are as follows:

	December 31, 2011
			(In thousands)
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$2,045	$(18)	$26	$—	$2,071	$(18)
Obligations of states and
political subdivisions	43	—	2,243	(51)	2,286	(51)
Mortgage backed securities:
Agency	22,768	(209)	—	—	22,768	(209)
Non-agency	15,345	(465)	5,989	(537)	21,334	(1,002)
Corporate preferred stock	—	—	11	(28)	11	(28)
Corporate securities	7,775	(227)	2,057	(414)	9,832	(641)
Trust-preferred securities	—	—	269	(228)	269	(228)
Total	$47,976	$(2,634)	$10,595	$(1,258)	$58,571	$(2,177)

A total of 51 securities have been identified by the Company as temporarily impaired at June 30, 2012.  Of the 51 securities, 50 are investment grade and 1 is speculative grade.  Agency, non-agency mortgage-backed securities, and corporate debt securities make up the majority of temporarily impaired securities at June 30, 2012.  The speculative grade security is an asset backed security that is collateralized by trust preferred issuances of financial institutions.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales are anticipated or required as of June 30, 2012.  Investment decisions reflect the strategic asset/liability objectives of the Company.

Trust preferred securities

As of June 30, 2012, the company holds one trust preferred security in its portfolio, Trust Preferred IV.  This security was evaluated within the scope of ASC 320 Investments – Debt and Equity Securities for potential impairment. The Company reviewed currently available information in estimating the future cash flows of this security to determine whether there has

Index

been favorable or adverse changes in estimated cash flows from the cash flows previously projected.  The Company considers the structure and term of the pool and the financial condition of the underlying issuers.  Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes.  Current estimates of cash flows are based on the most recent trustee report, announcements of deferrals or defaults, expected future default rates and other relevant market information.

The trust preferred security in the Company’s portfolio has a floating rate coupon. In performing the present value analysis of expected cash flows, we incorporate expected deferral and default rates. The deferral/default assumptions for this pooled trust preferred security was developed by reviewing the underlying collateral or issuing banks. The present value of expected future cash flows is discounted at the effective purchase yield, which in the case of the floating rate securities is equal to the credit spread at time of purchase plus the current 3-month LIBOR rate.    We then compare the present value to the current book value for purposes of determining if there is an other-than-temporary impairment (“OTTI”).  The discount rate used to determine OTTI is the effective purchase yield or the credit spread at the time of purchase plus the 3-month LIBOR rate.

The Company reviewed the list of issuers underlying the trust preferred security as of June 30, 2012, and ranked each bank in order of expectations for future defaults and deferrals. We reviewed data on each bank such as earnings, capital ratios, credit metrics and loan loss reserves. We then assigned a default rate to each ranking, then the default rates were applied to each bank that was performing as of the reporting date.  Finally, we summed the defaults and divided by the total remaining performing collateral in each pool. For Trust Preferred IV, the expected default rate was 50 basis points.

In connection with the preparation of the financial statements included in this Form 10-Q and using the evaluation procedures described above, the Company concluded that there were no securities with other-than-temporary impairment within its portfolio as of June 30, 2012.  Accordingly, during the six months ended June 30, 2012, no credit related impairment losses were recognized by the Company compared to $1,000 recognized for the six months ended June 30, 2011.

The Company previously held trust preferred securities in its portfolio that were identified as other-than-temporarily impaired.  These securities were sold during the quarter ended June 30, 2012 with a recognized net loss of approximately $142,000.  Additionally, these securities incurred cumulative OTTI credit losses recognized in prior period earnings of approximately $2.4 million through December 31, 2011.  No additional write-downs were necessary prior to the sale of the securities during the second quarter of 2012.

The following table provides further information on the Company’s trust preferred security that is not considered other-than-temporarily impaired as of June 30, 2012 (in thousands):

Security	Tranche Level	Current Moody's Rating	Par Value	Book Value	Fair Value	Cumulative Other Comprehensive Loss	Institutions Performing	(1) Excess Subord.	Deferrals/ Defaults	Expected Default Rate	Expected Recovery	Lag Years
Trust Preferred IV	Mez	Ca	$244	$244	$111	$133	4	19.71%	27.10%	0.50%	15%	2
			$244	$244	$111	$133
(1)  Excess subordination.  See explanation in text below table.

The preceding table presents data on the excess subordination existing in the trust preferred issuance included in the Company’s investment portfolio.  Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are senior to the class owned by the Company. Negative excess subordination indicates that there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to the classes owned by the Company.

The credit deferral/default assumptions utilized in the Company’s OTTI analysis methodology and included in the above table considers specific collateral underlying each trust preferred security.

At June 30, 2012, the Company concluded that no adverse change in cash flows occurred during the quarter and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity; and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other than temporarily impaired at June 30, 2012.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future.

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

	June 30, 2012		December 31, 2011
	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
	(In Thousands)		(In Thousands)
Real estate loans:
Construction	$49,390	7.2%	$42,208	6.3%
Secured by farmland	9,450	1.4%	10,047	1.5%
Secured by 1-4 family residential	252,775	36.9%	236,760	35.3%
Other real estate loans	263,124	38.4%	275,428	41.0%
Commercial loans	98,681	14.4%	94,427	14.1%
Consumer loans	12,490	1.8%	12,523	1.8%
	685,910	100.0%	671,393	100.0%
Less allowance for loan losses	14,969		14,623
Net loans	$670,941		$656,770

Loans presented in the table above exclude loans held for sale.  The Company had $68.0 million and $92.5 million in mortgages held for sale at June 30, 2012 and December 31, 2011, respectively.

The following table presents a contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2012 and December 31, 2011.

	June 30, 2012
			(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$143	$1,914	$1,972	$4,029	$45,361	$49,390
Secured by farmland	—	—	—	—	9,450	9,450
Secured by 1-4 family residential	805	1,661	3,131	5,597	247,178	252,775
Other real estate loans	371	1,061	6,439	7,871	255,253	263,124
Commercial loans	355	—	1,987	2,342	96,339	98,681
Consumer loans	119	—	51	170	12,320	12,490
Total	$1,793	$4,636	$13,580	$20,009	$665,901	$685,910

Index

	December 31, 2011
			(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$696	$—	$3,285	$3,981	$38,227	$42,208
Secured by farmland	415	—	—	415	9,632	10,047
Secured by 1-4 family residential	2,036	1,721	7,639	11,396	225,364	236,760
Other real estate loans	6,079	1,736	1,466	9,281	266,147	275,428
Commercial loans	1,751	121	315	2,187	92,240	94,427
Consumer loans	23	—	—	23	12,500	12,523
Total	$11,000	$3,578	$12,705	$27,283	$644,110	$671,393

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
	(In Thousands)
Real estate loans:
Construction	$1,954	$94	$3,804	$86
Secured by 1-4 family residential	7,939	441	11,839	1,097
Other real estate loans	6,929	739	7,567	—
Commercial loans	1,980	46	2,136	50
Consumer loans	—	51	—	—
Total	$18,802	$1,371	$25,346	$1,233

If interest on non-accrual loans had been accrued, such income would have approximated $553,000 for the six months ended June 30, 2012 and $1.5 million for the year ended December 31, 2011.

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

The following tables present a summary of loan classifications by class of loan as of June 30, 2012 and December 31, 2011:

Index

	June 30, 2012
			(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$27,570	$8,640	$227,475	$221,577	$92,571	$12,125	$589,958
Special Mention	15,818	199	10,917	24,623	3,135	78	54,770
Substandard	6,002	611	12,895	16,666	2,833	287	39,294
Doubtful	—	—	1,488	258	142	—	1,888
Loss	—	—	—	—	—	—	—
Ending Balance	$49,390	$9,450	$252,775	$263,124	$98,681	$12,490	$685,910

	December 31, 2011
			(In thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$22,250	$9,235	$207,332	$239,156	$87,731	$12,448	$578,152
Special Mention	5,764	199	10,773	23,434	4,127	61	44,358
Substandard	13,163	613	17,062	12,592	2,374	14	45,818
Doubtful	1,031	—	1,593	246	195	—	3,065
Loss	—	—	—	—	—	—	—
Ending Balance	$42,208	$10,047	$236,760	$275,428	$94,427	$12,523	$671,393

The following table presents loans identified as impaired by class of loan as of and for the six months ended June 30, 2012:

Index

	June 30, 2012
		(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,617	$2,168	$—	$2,041	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	2,374	2,764	—	2,075	18
Other real estate loans	4,578	4,947	—	4,550	113
Commercial loans	1,789	1,789	—	1,770	—
Consumer loans	—	—	—	—	—
Total with no related allowance	10,358	11,668	—	10,436	131

With an allowance recorded:
Real estate loans:
Construction	337	368	126	339	—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	6,858	7,731	2,398	7,065	17
Other real estate loans	5,145	5,188	1,049	5,188	51
Commercial loans	438	459	325	446	14
Consumer loans	—	—	—	—	—
Total with a related allowance	12,778	13,746	3,898	13,038	82
Total	$23,136	$25,414	$3,898	$23,474	$213

The following table presents loans identified as impaired by class of loan as of and for the year ended December 31, 2011:

Index

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

Troubled Debt Restructurings

Included in certain loan categories in the impaired loans table above are troubled debt restructurings (“TDRs”) that were classified as impaired.  The total balance of TDRs at June 30, 2012 was $8.4 million of which $4.1 million were included in the Company’s non-accrual loan totals at that date and $4.3 million represented loans performing as agreed according to the restructured terms. This compares with $11.2 million in total restructured loans at December 31, 2011, a decrease of $2.8 million or 24.9%.  The amount of the valuation allowance related to total TDRs was $1.3 million and $1.7 million as of June 30, 2012 and December 31, 2011 respectively.

The $4.1 million in nonaccrual TDRs as of June 30, 2012 is comprised of $100,000 in real estate construction loans, $848,000 in 1-4 family real estate loans, and $3.2 million in other real estate loans.  The $4.3 million in TDRs which were performing as agreed under restructured terms as of June 30, 2012 is comprised of $246,000 in commercial loans, $1.3 million in 1-4 family real estate loans, and $2.8 million in other real estate loans.  The Company considers all loans classified as TDRs to be impaired.

The following table presents by class of loan, information related to loans modified in a TDR during the three months ended June 30, 2012:

Index

	Loans modified as TDR's
	For the three months ended
	June 30, 2012
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)
Real estate loans:
Construction	—	$—	$—
Secured by farmland	—	—	—
Secured by 1-4 family residential	1	251	236
Other real estate loans	—	—	—
Total real estate loans	1	251	236
Commercial loans	—	—	—
Consumer loans	—	—	—
Total	1	$251	$236

During the three months ended June 30, 2012, the Company modified one loan that was considered to be a TDR.  The interest rate was lowered and the term was extended for this loan.

	Loans modified as TDR's
	For the six months ended
	June 30, 2012
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)
Real estate loans:
Construction	—	$—	$—
Secured by farmland	—	—	—
Secured by 1-4 family residential	2	912	891
Other real estate loans	—	—	—
Total real estate loans	2	912	891
Commercial loans	—	—	—
Consumer loans	—	—	—
Total	2	$912	$891

During the six months ended June 30, 2012, the Company modified two loans that were considered to be TDRs.  The interest rate was lowered for both loans and the term was extended for one loan.

During the six months ended June 30, 2012, the Company identified as TDRs two loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying these loans as TDRs, the Company evaluated them for impairment.  On the basis of a current evaluation of loss for these loans, one loan with a recorded investment balance of $655,000 did not require the establishment of an allowance for loan losses at June 30, 2012 and the other, with a recorded investment balance of $236,000, required an allowance for loan losses of approximately $63,000 at June 30, 2012.

Index

As of June 30, 2012, no loans restructured as TDRs during the six month period are included in the Company’s non-accrual loans total.  The loans identified as TDRs during this period are included in the Company's non-performing assets that are performing as agreed under the restructured terms.

No loans modified as TDRs from July 1, 2011 through June 30, 2012 subsequently defaulted (i.e., 90 days or more past due following a restructuring) during the three and six months ended June 30, 2012.

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

The following tables present a rollforward of the changes in the allowance for loan losses balance by class of loan,  the balances in the allowance for loan losses and the recorded investment in loans by class of loan and, for the ending loan balances, based on impairment evaluation method as of June 30, 2012 and December 31, 2011.

	June 30, 2012
			(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balances at December 31, 2011	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Chargeoffs	(327)	—	(580)	(296)	(166)	(25)	(1,394)
Recoveries	—	—	147	40	6	25	218
Provision	1,358	(2)	(1,423)	1,159	397	33	1,522
Balances at June 30, 2012	$1,928	$108	$5,609	$5,288	$1,858	$178	$14,969
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$126	$—	$2,398	$1,049	$325	$—	$3,898
Collectively evaluated for impairment	1,802	108	3,211	4,239	1,533	178	11,071
Total ending allowance balances	$1,928	$108	$5,609	$5,288	$1,858	$178	$14,969
Ending loan recorded investment balances:
Individually evaluated for impairment	$1,954	$—	$9,233	$9,723	$2,226	$—	$23,136
Collectively evaluated for impairment	47,436	9,450	243,542	253,401	96,455	12,490	662,774
Total ending loan balances	$49,390	$9,450	$252,775	$263,124	$98,681	$12,490	$685,910

Index

	December 31, 2011
			(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balances at December 31, 2010	$4,684	$107	$3,965	$4,771	$1,055	$385	$14,967
Chargeoffs	(467)	—	(2,062)	(438)	(180)	(318)	(3,465)
Recoveries	29	—	41	98	41	28	237
Provision	(3,349)	3	5,521	(46)	705	50	2,884
Balances at December 31, 2011	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$328	$—	$3,076	$1,192	$502	$—	$5,098
Collectively evaluated for impairment	569	110	4,389	3,193	1,119	145	9,525
Total ending allowance balances	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Ending loan recorded investment balances:
Individually evaluated for impairment	$3,804	$—	$12,675	$10,313	$2,407	$—	$29,199
Collectively evaluated for impairment	38,404	10,047	224,085	265,115	92,020	12,523	642,194
Total ending loan balances	$42,208	$10,047	$236,760	$275,428	$94,427	$12,523	$671,393

Note 6.	Earnings Per Share

The following table shows the weighted average number of common shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	Three months ended
	June 30, 2012		June 30, 2011
	Weighted Average Shares	Per share Amount	Weighted Average Shares	Per share Amount
Basic earnings per share	7,030,639	$0.25	6,977,503	$0.17
Effect of dilutive securities:
stock options and grants	11,473	$—	2,828	$—
Diluted earnings per share	7,042,112	$0.25	6,980,331	$0.17

	Six months ended
	June 30, 2012		June 30, 2011
	Weighted Average Shares	Per share Amount	Weighted Average Shares	Per share Amount
Basic earnings per share	7,017,629	$0.48	6,959,286	$0.35
Effect of dilutive securities:
stock options and grants	7,122	$—	2,866
Diluted earnings per share	7,024,751	$0.48	6,962,152	$0.35

Index

At June 30, 2012 and 2011, stock options, restricted grants and warrants representing approximately 33,000 and 318,000 shares, respectively, were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pay Middleburg Trust Company a monthly fee.  Middleburg Bank also pays interest to Middleburg Trust Company and Southern Trust Mortgage on deposit accounts that each company has at Middleburg Bank.  Southern Trust Mortgage has an outstanding line of credit of $5.0 million and a participation agreement of $75.0 million for which it pays interest to Middleburg Bank on any outstanding balance.  Middleburg Bank provides office space and data processing and accounting services to Southern Trust Mortgage for which it receives rental and fee income.  Transactions related to these relationships are eliminated to reach consolidated totals.

The following table presents segment information for the three months ended June 30, 2012 and 2011, respectively.

	For the three months ended					For the three months ended
	June 30, 2012					June 30, 2011
	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated
(In Thousands)
Revenues:
Interest income	$11,721	$3	$721	$(459)	$11,986	$11,808	$3	$634	$(290)	$12,155
Trust and investment fee income	—	1,285	—	(34)	1,251	—	1,125	—	(142)	983
Other income	822	—	5,224	(148)	5,898	675	195	4,067	168	5,105
Total operating income	12,543	1,288	5,945	(641)	19,135	12,483	1,323	4,701	(264)	18,243
Expenses:
Interest expense	2,219	—	546	(459)	2,306	2,706	—	343	(289)	2,760
Salaries and employee benefits	3,877	552	3,077	—	7,506	3,265	933	3,615	—	7,813
Provision for loan losses	766	—	(36)	—	730	1,087	—	—	—	1,087
Other	4,420	324	1,243	(182)	5,805	3,772	343	1,062	25	5,202
Total operating expenses	11,282	876	4,830	(641)	16,347	10,830	1,276	5,020	(264)	16,862
Income (loss) before income taxes and non-controlling interest	1,261	412	1,115	—	2,788	1,653	47	(319)	—	1,381
Income tax expense	493	105	—	—	598	283	20	—	—	303
Net Income (loss)	768	307	1,115	—	2,190	1,370	27	(319)	—	1,078
Non-controlling interest in (income) loss of consolidated subsidiary	—	—	(421)	—	(421)			121	—	121
Net income (loss) attributable to Middleburg Financial Corporation	$768	$307	$694	$—	$1,769	$1,370	$27	$(198)	$—	$1,199
Total assets	$1,201,833	$12,380	$76,990	$(72,353)	$1,218,850	$1,130,366	$15,694	$72,652	$(74,045)	$1,144,667
Capital expenditures	$330	$—	$—	$—	$330	$441	$—	$—	$—	$441
Goodwill and other intangibles	$—	$4,236	$1,867	$—	$6,103	$—	$4,419	$1,867	$—	$6,286

Index

The following table presents segment information for the six months ended June 30, 2012 and 2011, respectively.

	For the six months ended					For the six months ended
	June 30, 2012					June 30, 2011
	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated
(In Thousands)
Revenues:
Interest income	$23,575	$5	$1,608	$(861)	$24,327	$23,120	$6	$1,325	$(538)	$23,913
Trust and investment fee income	—	2,241	—	(69)	2,172	—	1,850	—	—	1,850
Other income	1,915	—	9,242	(345)	10,812	1,611	365	7,168	(1)	9,143
Total operating income	25,490	2,246	10,850	(1,275)	37,311	24,731	2,221	8,493	(539)	34,906
Expenses:
Interest expense	4,491	—	1,097	(861)	4,727	5,367	—	654	(538)	5,483
Salaries and employee benefits	7,673	1,080	6,110	—	14,863	6,926	1,542	6,661	—	15,129
Provision for loan losses	1,558	—	(36)	—	1,522	1,541	—	—	—	1,541
Other	8,044	642	3,490	(414)	11,762	7,386	641	2,034	(1)	10,060
Total operating expenses	21,766	1,722	10,661	(1,275)	32,874	21,220	2,183	9,349	(539)	32,213
Income (loss) before income taxes and non-controlling interest	3,724	524	189	—	4,437	3,511	38	(856)	—	2,693
Income tax expense	806	208	—	—	1,014	605	13	—	—	618
Net Income (loss)	2,918	316	189	—	3,423	2,906	25	(856)	—	2,075
Non-controlling interest in (income) loss of consolidated subsidiary	—	—	(72)	—	(72)	—	—	351	—	351
Net income (loss) attributable to Middleburg Financial Corporation	$2,918	$316	$117	$—	$3,351	$2,906	$25	$(505)	$—	$2,426
Total assets	$1,201,833	$12,380	$76,990	$(72,353)	$1,218,850	$1,130,366	$15,694	$72,652	$(74,045)	$1,144,667
Capital expenditures	$534	$—	$—	$—	$534	$691	$3	$—	$—	$694
Goodwill and other intangibles	$—	$4,236	$1,867	$—	$6,103	$—	$4,419	$1,867	$—	$6,286

Note 8.	Defined Benefit Pension Plan

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

	Three months ended June 30,
	2012	2011
	(In Thousands)
Interest cost	$—	$46
Expected return on plan assets	—	(15)
Amortization of unrecognized net actuarial loss	—	305
Net periodic benefit cost	$—	$336

Index

	Six months ended June 30,
	2012	2011
	(In Thousands)
Interest cost	$—	$91
Expected return on plan assets	—	(29)
Amortization of unrecognized net actuarial loss	—	609
Net periodic benefit cost (income)	$—	$671

Note 9.	Capital Purchase Program

During 2009, the Company participated in the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 and issued 22,000 shares of preferred stock to the Treasury as well as a warrant (“the Warrant”) to purchase 208,202 shares of the Company’s common stock at an initial exercise price of $15.85 per share.  As a result of the completion of the Company’s public stock offering in August 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101.  On December 23, 2009, the Company redeemed all of the shares of preferred stock issued to the Treasury.   During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of June 30, 2012.

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

Index

Derivatives are recorded at fair value on a recurring basis.  Third party vendors compile prices from various sources and may determine the fair value of identical or similar instruments by using pricing models that consider observable market data (Level II).

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	(In thousands)
	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$9,138	$—	$9,138	$—
Obligations of states and political subdivisions	72,603	—	72,603	—
Mortgage-backed securities:
Agency	173,810	—	173,810	—
Non-agency	49,095	—	49,095	—
Corporate preferred stock	54	—	54	—
Corporate securities	9,719	—	9,719	—
Trust preferred securities	111	—	111	—
Mortgage interest rate locks	41	—	41	—
Liabilities:
Interest rate swap	$446	$—	$446	$—
Mortgage banking hedge instruments	50	—	50	—

	December 31, 2011
	(In thousands)
	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$9,343	$—	$9,343	$—
Obligations of states and political subdivisions	67,542	—	67,542	—
Mortgage-backed securities:
Agency	187,070	—	187,070	—
Non-agency	34,002	—	34,002	—
Corporate preferred stock	40	—	40	—
Corporate securities	9,976	—	9,976	—
Trust preferred securities	269	—	269	—
Liabilities:
Interest rate swap	314	—	314	—

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the six months ended June 30, 2012.

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

Index

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2012.  Gains and losses on the sale of loans are recorded within income from mortgage banking activities on the consolidated statements of income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the underlying collateral.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level II).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level III. As of June 30, 2012, fourteen impaired loans with a net balance of $3.0 million were categorized as having a Level III valuation due to the date of the last appraisal.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level III).  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Impaired loans for which no further loss is expected are not considered to be measured at fair value on a nonrecurring basis.  Any fair value adjustments as a result of the evaluation process are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

Index

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Loans held for sale	$67,965	$—	$67,965	$—
Impaired loans	8,880	—	5,841	3,039

	December 31, 2011
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Loans held for sale	$92,514	$—	$92,514	$—
Impaired loans	10,648	—	6,767	3,881

The following table presents a roll-forward of the transfers in and out of the Level III valuation method for financial assets that are measured at fair value on a nonrecurring basis as of  June 30, 2012:

Impaired Loans
Balance at December 31, 2011	$3,881

Transfers in	1,381

Transfers out (1)	(1,988)

Other (2)	(235)

Balance at June 30, 2012	$3,039

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

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

	June 30, 2012
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$13,335	$—	$13,335	$—

	December 31, 2011
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$8,535	$—	$8,535	$—

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2012 and December 31, 2011, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the table below.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company's financial instruments as of June 30, 2012 are as follows:

Index

			June 30, 2012
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
	(In thousands)
Financial assets:
Cash and cash equivalents	$78,811	$78,811	$78,811	$—	—
Securities	314,530	314,530	—	314,530	—
Loans held for sale	67,965	67,965	—	67,965	—
Net portfolio loans	670,941	696,309	—	693,270	3,039
Accrued interest receivable	4,247	4,247	—	4,247	—
Mortgage interest rate locks	41	41	—	41	—

Financial liabilities:
Deposits	$975,285	$979,396	$—	$979,396	—
Securities sold under agreements
to repurchase	33,034	33,034	—	33,034	—
Short-term debt	8,393	8,393	—	8,393	—
FHLB borrowings	77,912	78,898	—	78,898	—
Trust preferred capital notes	5,155	5,220	—	5,220	—
Accrued interest payable	678	678	—	678	—
Interest rate swap	446	446	—	446	—
Mortgage banking hedge instruments	50	50	—	50	—

The estimated fair values, and related carrying amounts, of the Company's financial instruments as of December 31, 2011 are as follows:

Index

	December 31, 2011
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$51,270	$51,270
Securities	308,242	308,242
Loans	749,284	770,759
Accrued interest receivable	4,221	4,221
Financial liabilities:
Deposits	$929,869	$934,322
Securities sold under agreements
to repurchase	31,686	31,686
Short-term debt	28,331	28,331
FHLB borrowings	82,912	83,899
Trust preferred capital notes	5,155	5,216
Accrued interest payable	844	844
Derivative financial instruments	314	314

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

Index

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at June 30, 2012 and results of operations of the Company for the three and six months ended June 30, 2012 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2011 Form 10-K.  It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Net income attributable to Middleburg Financial Corporation for the six months ended June 30, 2012 increased 37.5% to $3.3 million from $2.4 million over the same period in 2011.  Net income attributable to Middleburg Financial Corporation for the second quarter increased 50.0% to $1.8 million from $1.2 million during the second quarter of 2011.  Earnings per fully diluted share for the six months ended June 30, 2012 was $0.48 per share versus $0.35 per share for the same period in 2011 and $0.25 per share for the quarter ended June 30, 2012 versus $0.17 per share for the quarter ended June 30, 2011.

Annualized return on total average assets for the three months ended June 30, 2012 was 0.60%, compared to 0.45% for the same period in 2011.  Annualized return on total average equity of Middleburg Financial Corporation, which excludes the non-controlling interest in Southern Trust Mortgage, for the three months ended June 30, 2012 was 6.57%, compared to 4.95% for the same period in 2011.

As a result of the evaluation of the adequacy of the reserve for loan losses, the Company increased its reserve for loan losses by $730,000 during the three months ended June 30, 2012 compared to a provision of $1.1 million during the three months ended June 30, 2011.

Net interest income for the three months ended June 30, 2012 was $9.7 million compared to $9.4 million for the three months ended June 30, 2011.  Total non-interest income increased $1.1 million to $7.1 million for the three months ended June 30, 2012 from $6.0 million for the three months ended June 30, 2011.  Total non-interest expenses increased approximately $400,000 to $13.3 million for the three months ended June 30, 2012 from $12.9 million for the same period in 2011.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new rules and regulations throughout 2012 and beyond.  While not fully determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that will be promulgated thereunder could significantly affect our operations, increase our operating costs and divert management resources.  Other than the potential impact of this legislation, the Company is not aware of any current recommendations by any regulatory authorities that, if implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations.

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

Intangibles and Goodwill

The Company had approximately $6.1 million in intangible assets and goodwill at June 30, 2012, a decrease of $86,000 or 1.4% since December 31, 2011 which was attributable to regular amortization of intangible assets.

On April 1, 2002, the Company acquired Middleburg Investment Advisors for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15

Index

years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  On January 3, 2011, Middleburg Investment Advisors was merged into Middleburg Trust Company and its goodwill balance is reflected in the total goodwill balance reported for Middleburg Investment Group of $3.4 million.  The remaining balance of unamortized identified intangible assets related to the acquisition of Middleburg Investment Advisors is approximately $814,000.  Approximately $1.0 million of the $6.1 million in total intangible assets and goodwill at June 30, 2012 was attributable directly to the Company’s investment in Middleburg Trust Company exclusive of the goodwill related to the former Middleburg Investment Advisors.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

As of June 30, 2012, the Company recognized two consolidated subsidiaries as reporting units for the purpose of goodwill evaluation and reporting:  Southern Trust Mortgage (“STM”) and Middleburg Investment Group (“MIG”).   MIG is the parent company of Middleburg Trust Company and the former Middleburg Investment Advisors.  The following table shows the allocation of goodwill between the two reporting units and the percentage by which the fair value of each reporting unit as of December 31, 2011 (the most recent fair value evaluation date) exceeded the carrying value as of that date.  Management does not believe the estimated fair values have changed significantly from December 31, 2011 to June 30, 2012.

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
(1)
Reported amounts reflect only Middleburg Financial Corporation shareholders' ownership interests. Estimated fair values are as of December 31, 2011. Management does not believe the estimated fair values have changed significantly from December 31, 2011 to June 30, 2012.

(2)	Includes $900,000 of amortizing intangible assets at December 31, 2011.

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

Index

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

Other-Than-Temporary Impairment (OTTI)

There were no losses related to other-than-temporary impairment on trust-preferred securities  for the six months ended June 30, 2012.  At June 30, 2012, the Company had an amortized cost basis of $244,000 in trust-preferred securities in its portfolio with a fair value of $111,000.

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

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company were $1.2 billion at June 30, 2012, an increase of $25.9 million or 2.2% compared to total assets at December 31, 2011.  Total average assets increased 8.7% from $1.09 billion for the six months ended June 30, 2011 to $1.19 billion for the same period in 2012.  Total liabilities were $1.11 billion at June 30, 2012, compared to $1.08 billion at December 31, 2011.  Total average liabilities increased $85.8 million or 8.7% to $1.08 billion for the six months ended June 30, 2012 compared to $991.4 million for the same period in 2011.  Average shareholders’ equity increased 9.7% or $9.6 million over the same periods.

Loans

Total loans, including loans held for sale at June 30, 2012 were at $753.9 million, lower by $10 million from the December 31, 2011 amount of $763.9 million.  Loans held for sale decreased to $67.9 million at June 30, 2012, compared to $92.5 million at December 31, 2011, a decrease of 26.5% during the period.  The primary reason for the decrease in loans held for sale was a decrease in mortgage originations during the second quarter of 2012 compared to the fourth quarter of 2011. Southern Trust Mortgage originated $444.6 million in loans for the six months ended June 30, 2012, compared to $289.5 million for the six months ended June 30, 2011.  The Company experienced an increase in real estate construction loans, which were $49.4 million at June 30, 2012, compared to $42.2 million at December 31, 2011.  Real estate mortgage loans of $515.9 million at June 30, 2012 increased from the December 31, 2011 amount of $512.2 million.  Commercial loans, which are primarily loans to businesses, increased to $98.7 million at June 30, 2012, compared to $94.4 million at December 31, 2011.  Net charge-offs were $1.18 million for the six months ended June 30, 2012 versus $1.43 million for the same period in 2011.  The provision for loan losses for the six months ended June 30, 2012 was $1.5 million compared to $1.5 million for the same period in 2011 and $730,000 for the three months ended June 30, 2012 compared to $1.1 million for the three months ended June 30, 2011.  The allowance for loan losses at June 30, 2012 was $14.9 million or 2.18% of total loans outstanding, excluding loans held for sale, compared to $14.6 million and 2.18% at December 31, 2011.

The following table presents information on the Company’s nonperforming assets as of the dates indicated:

Index

	Nonperforming Assets Middleburg Financial Corporation
	June 30,	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Nonperforming assets:
Nonaccrual loans	$18,802	$25,346	$29,386	$8,606	$6,890
Restructured loans (1)	4,334	3,853	1,254	2,096	—
Accruing loans greater than 90 days past due	1,371	1,233	909	908	1,117
Total nonperforming loans	$24,507	$30,432	$31,549	$11,610	$8,007
Foreclosed property	13,335	8,535	8,394	6,511	7,597
Total nonperforming assets	$37,842	$38,967	$39,943	$18,121	$15,604

Allowance for loan losses	$14,969	$14,623	$14,967	$9,185	$10,020

Nonperforming loans to period end portfolio loans	3.57%	4.53%	4.79%	1.80%	1.19%
Allowance for loan losses to nonperforming loans	61.08%	48.05%	47.44%	79.11%	125.14%
Nonperforming assets to period end assets	3.10%	3.27%	3.62%	1.86%	1.58%

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

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each period presented:

Index

Allowance for Loan Losses
	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Balance, beginning of year	$14,623	$14,967
Provision for loan losses	1,522	2,884
Charge-offs:
Real estate loans:
Construction	327	467
Secured by 1-4 family residential	580	2,062
Other real estate loans	296	438
Commercial loans	166	180
Consumer loans	25	318
Total charge-offs	$1,394	$3,465
Recoveries:
Real estate loans:
Construction	$—	$29
Secured by 1-4 family residential	147	41
Other real estate loans	40	98
Commercial loans	6	41
Consumer loans	25	28
Total recoveries	$218	$237
Net charge-offs	1,176	3,228
Balance, end of period	$14,969	$14,623

Ratio of allowance for loan losses to portfolio loans outstanding at end of period	2.18%	2.18%
Ratio of net charge offs to average portfolio loans outstanding during the period	0.35%	0.44%

The following table shows the balance of the allowance for loan losses allocated to each major loan type and the percent of loans in each category to total loans as of June 30, 2012 and December 31, 2011:

Allocation of Allowance for Loan Losses
	June 30, 2012	Percent of loans in each category to total loans	December 31, 2011	Percent of loans in each category to total loans
Commercial, financial and agricultural	$1,966	15.76%	$1,731	5.40%
Real estate construction	1,928	7.20%	897	16.80%
Real estate mortgage	10,897	75.22%	11,850	74.54%
Consumer loans	178	1.82%	145	3.26%
Totals	$14,969	100.00%	$14,623	100.00%

Non-performing Loans

Non-performing loans were $24.5 million at June 30, 2012 compared to $30.4 million at December 31, 2011.

Non-accrual loans were $18.8 million at the end of the second quarter of 2012 compared to $25.3 million as of December 31, 2011, representing a decrease of 25.7% during the first six months of 2012.  The decrease was primarily attributable to non-accrual loans being transferred to other real estate owned during the period.

Index
Restructured Loans

Included in the "non performing assets" table above are troubled debt restructurings (“TDRs”) that were classified as impaired.  The total balance of TDRs at June 30, 2012 was $8.4 million of which $4.1 million were included in the Company’s non-accrual loan totals at that date and $4.3 million represented loans performing as agreed according to the restructured terms. This compares with $11.2 million in total restructured loans at December 31, 2011, a decrease of $2.8 million or 24.9%.  The amount of the valuation allowance related to total TDRs was $1.3 million and $1.7 million as of June 30, 2012 and December 31, 2011 respectively.

The $4.1 million in nonaccrual TDRs as of June 30, 2012 is comprised of $100,000 in real estate construction loans, $848,000 in 1-4 family real estate loans, and $3.2 million in other real estate loans.  The $4.3 million in TDRs which were performing as agreed under restructured terms as of June 30, 2012 is comprised of $246,000 in commercial loans, $1.3 million in 1-4 family real estate loans, and $2.8 million in other real estate loans.  The Company considers all loans classified as TDRs to be impaired.

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

Other Real Estate Owned

Other real estate owned, net of valuation allowance, increased by $4.8 million to $13.3 million at June 30, 2012 from $8.5 million at December 31, 2011.  The change in balance is the net of foreclosed real estate loans  added to other real estate owned, valuation adjustments and sales of other real estate owned properties during the period.  During the six months ended June 30, 2012, the Company received proceeds of $829,000 from the sale of other real estate owned properties and incurred a net loss of $24,000 on the sales. Valuation adjustments to properties held in OREO were approximately $557,000 during the six months ended June 30, 2012.

Securities

Securities, excluding Federal Reserve and Federal Home Loan Bank stock, increased to $314.5 million at June 30, 2012 compared to $308.2 million at December 31, 2011, an increase of 2.0% during the period. The balance in interest-bearing bank balances increased to $72.9 million as of June 30, 2012 versus $45.1 million at December 31, 2011.  The Company sold $15.9 million in securities, received proceeds of $41.0 million from maturities and principal payments, and purchased securities of $62.9 million for the six months ended June 30, 2012.  No losses related to other-than-temporary impairments on trust-preferred securities were recognized for the six months ended June 30, 2012.  At June 30, 2012, the Company had $244.000 in trust-preferred securities in its portfolio of which none are considered other-than-temporarily impaired.

The Company will continue to maintain its securities portfolio as a source of liquidity and collateral.  At June 30, 2012 the year-to-date tax equivalent yield on the securities portfolio was 3.31%.

Premises and Equipment

Net Premises and equipment decreased by $285,000 from $21.3 million at December 31, 2011 to $21.0 million at June 30, 2012.  The decrease is the net of the change in accumulated depreciation and additions to premises and equipment during the period.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased by $86,000 in the first six months of 2012 to $6.1 million at June 30, 2012 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment Advisors.

Other Assets

Other assets decreased $1.4 million to $35.5 million at June 30, 2012 when compared to December 31, 2011.  The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $16.2 million and net deferred tax assets in the amount of $5.5 million at June 30, 2012.

Index

Deposits

Deposits increased by $45.4 million to $975.3 million at June 30, 2012 from $929.9 million at December 31, 2011.  Average deposits for the six months ended June 30, 2012 increased 8.1% or $70.35 million compared to average deposits for the six  months ended June 30, 2011.  Average interest bearing deposits were $791.9 million for the six months ended June 30, 2012 compared to $746.6 million for the six months ended June 30, 2011.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank.  The overall balance of this product was $33.0 million at June 30, 2012 and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet.

Time deposits decreased by $14.7 million or 4.5% from December 31, 2011 to $311.1 million at June 30, 2012.  Time deposits include brokered certificates of deposit and CDARS deposits, which decreased by $11 million or 11.4% to $86.2 million at June 30, 2012 from the December 31, 2011 amount of $96.8 million.  The brokered certificates of deposit have maturities ranging from one month to ten years.  Securities sold under agreements to repurchase (“Repo Accounts”) increased by $1.3 million from
$31.7 million at December 31, 2011 to $33.0 million at June 30, 2012.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.  All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

Short-term Borrowings and FHLB Borrowings

The Company had no overnight or short term advances from the Federal Home Loan Bank of Atlanta (“FHLB”) outstanding at June 30, 2012 or December 31, 2011.  Southern Trust Mortgage has a line of credit with a regional bank that is primarily used to fund its loans held for sale.  At June 30, 2012, this line had an outstanding balance of $8.4 million compared to $28.3 million at December 31, 2011.  The interest rate on the line of credit is based on the 30-day London Inter-Bank Offered Rate (“LIBOR”).  Southern Trust Mortgage also has a $5.0 million line of credit and a $75.0 million participation agreement with Middleburg Bank.  The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.  Long term FHLB advances were $77.9 million at June 30, 2012 compared to $82.9 at December 31, 2011.

Other Liabilities

Other liabilities increased by $172,000 to $7.0 million at June 30, 2012, when compared to December 31, 2011.

Non-controlling Interest in Consolidated Subsidiary

The Company, through Middleburg Bank owns 62.3% of the issued and outstanding membership interest units in Southern Trust Mortgage.  The remaining 37.7% of issued and outstanding membership interest units are owned by other partners.  The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.”  The non-controlling interest is reflected in total shareholders’ equity.  Southern Trust Mortgage also has preferred stock of $865,000 issued and outstanding at June 30, 2012. The Company, through Middleburg Bank owns 70.4% of the issued and outstanding preferred stock in Southern Trust Mortgage.  The remaining 29.6% of issued and outstanding preferred stock is owned by other partners.  The preferred stock held by these other partners is reflected in other liabilities.

Capital

Total shareholders’ equity, including the non-controlling interest in Southern Trust Mortgage, was $112.0 million at June 30, 2012.  This amount represents an increase of 3.7% from the December 31, 2011 amount of $108.0 million. Middleburg Financial Corporation’s shareholders’ equity, which excludes the non-controlling interest, was $109.9 million at June 30, 2012 compared to $105.9 million at December 31, 2011.  The book value of common stock was $15.57 per share at June 30, 2012 and $15.13 at December 31, 2011.  The following table shows the Company’s risk-based capital ratios as of June 30, 2012 and December 31, 2011:

Index

	June 30, 2012	December 31,2011
Total risk-based capital ratio	14.9%	14.7%
Tier 1 risk-based capital ratio	13.7%	13.5%
Tier 1 leverage ratio	9.0%	8.8%

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.

Net interest income for the six months ended June 30, 2012 was $19.6 million, compared to $18.4 million for the same period in 2011.  Total interest income for the six months ended June 30, 2012 was $24.3 million compared to $23.9 million for the six months ended June 30, 2011 representing an increase of 1.7%.  Total interest expense was $4.7 million for the six months ended June 30, 2012 compared to $5.5 million for the same period in 2011 representing a decrease of 13.8%.  Average earning assets increased by $107.8 million to $1.1 billion for the six months ended June 30, 2012 from $1.0 billion for the six months ended June 30, 2011.  Average interest bearing liabilities increased by $61.5 million or 7.1% to $923.3 million for the six months ended June 30, 2012 when compared to the same period in 2011.

Net interest income for the three months ended June 30, 2012 was $9.7 million, compared to $9.4 million for the same period in 2011.  Total interest income for the three months ended June 30, 2012 was $11.9 million compared to $12.1 million for the three months ended June 30, 2011 representing a decrease of 1.4%.  Total interest expense was $2.3 million for the three months ended June 30, 2012 compared to $2.8 million for the same period in 2011 representing a decrease of 16.4%.  Average earning assets increased by $94.1 million to $1.1 billion for the three months ended June 30, 2012 from $1.0 billion for the three months ended June 30, 2011.  Average interest bearing liabilities increased by $46.2 million or 5.3% to $923.2 million for the three months ended June 30, 2012 when compared to the same period in 2011.

Index

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated.  Non-accrual loans are included in the loan balances.

	MIDDLEBURG FINANCIAL CORPORATION Average Balances, Income and Expenses, Yields and Rates
	Three Months Ended June 30,
		2012			2011
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$264,106	$1,749	2.66%	$225,332	$1,787	3.18%
Tax-exempt (1)	61,813	903	5.88%	55,400	915	6.62%
Total securities	$325,919	$2,652	3.27%	$280,732	$2,702	3.86%
Total loans (3)	$749,834	$9,616	5.16%	$701,701	$9,731	5.56%
Interest bearing deposits in other financial institutions	48,025	25	0.21%	47,222	32	0.27%
Total earning assets	$1,123,778	$12,293	4.40%	$1,029,655	$12,465	4.86%
Less: allowances for credit losses	(15,138)			(14,672)
Total nonearning assets	83,781			94,479
Total assets	$1,192,421			$1,109,462
Liabilities:
Interest-bearing deposits:
Checking	$310,262	$334	0.43%	$294,374	$490	0.67%
Regular savings	106,725	96	0.36%	96,570	205	0.85%
Money market savings	57,566	49	0.34%	58,046	94	0.65%
Time deposits:
$100,000 and over	140,233	560	1.61%	139,718	633	1.82%
Under $100,000	180,961	807	1.79%	167,780	910	2.17%
Total interest-bearing deposits	$795,747	$1,846	0.93%	$756,488	$2,332	1.24%
Short-term borrowings	7,687	89	4.60%	5,840	53	3.64%
Securities sold under agreements to repurchase	32,268	84	1.03%	32,956	69	0.84%
FHLB advances and other borrowings	87,463	287	1.32%	81,638	306	1.50%
Federal Funds Purchased	3	—	—%	3	—	—%
Total interest-bearing liabilities	$923,168	$2,306	1.00%	$876,925	$2,760	1.26%
Non-interest bearing liabilities
Demand Deposits	150,689			122,380
Other liabilities	6,822			7,863
Total liabilities	$1,080,679			$1,007,168
Non-controlling interest	2,231			1,999
Shareholders' equity	109,511			100,295
Total liabilities and shareholders' equity	$1,192,421			$1,109,462
Net interest income		$9,987			$9,705
Interest rate spread			3.40%			3.60%
Cost of Funds			0.86%			1.11%
Interest expense as a percent of average earning assets			0.82%			1.07%
Net interest margin			3.57%			3.78%
(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2)	All yields and rates have been annualized on a 366 day year.
(3)	Total average loans include loans on non-accrual status.
(4)	assets and liabilities for the periods indicated. Non-accrual loans are included in the loan balances.

Index

	MIDDLEBURG FINANCIAL CORPORATION Average Balances, Income and Expenses, Yields and Rates
	Six Months Ended June 30,
		2012			2011
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$263,757	$3,528	2.69%	$215,085	$3,222	3.02%
Tax-exempt (1)	61,808	1,823	5.93%	54,691	1,765	6.51%
Total securities	$325,565	$5,351	3.31%	$269,776	$4,987	3.73%
Total loans (3)	$747,647	$19,547	5.26%	$698,183	$19,466	5.62%
Interest bearing deposits in other financial institutions	47,174	49	0.21%	44,619	60	0.27%
Total earning assets	$1,120,386	$24,947	4.48%	$1,012,578	$24,513	4.88%
Less: allowances for credit losses	(15,005)			(14,710)
Total nonearning assets	82,625			94,830
Total assets	$1,188,006			$1,092,698
Liabilities:
Interest-bearing deposits:
Checking	$306,953	$717	0.47%	$290,710	$976	0.68%
Regular savings	105,867	211	0.40%	93,129	392	0.85%
Money market savings	57,095	106	0.37%	59,451	195	0.66%
Time deposits:
$100,000 and over	141,460	1,132	1.61%	135,205	1,238	1.85%
Under $100,000	180,568	1,573	1.75%	168,156	1,838	2.20%
Total interest-bearing deposits	$791,943	$3,739	0.95%	$746,651	$4,639	1.25%
Short-term borrowings	10,542	237	4.50%	5,789	117	4.08%
Securities sold under agreements to repurchase	33,196	167	1.01%	31,141	125	0.81%
FHLB advances and other borrowings	87,627	584	1.34%	78,205	602	1.55%
Federal Funds Purchased	2	—	—%	2	—	—%
Total interest-bearing liabilities	$923,310	$4,727	1.03%	$861,788	$5,483	1.28%
Non-interest bearing liabilities
Demand Deposits	147,411			122,370
Other liabilities	6,536			7,250
Total liabilities	$1,077,257			$991,408
Non-controlling interest	2,293			2,397
Shareholders' equity	108,456			98,893
Total liabilities and shareholders' equity	$1,188,006			$1,092,698
Net interest income		$20,220			$19,030
Interest rate spread			3.45%			3.60%
Cost of Funds			0.89%			1.12%
Interest expense as a percent of average earning assets			0.85%			1.09%
Net interest margin			3.63%			3.79%
(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2)	All yields and rates have been annualized on a 366 day year.
(3)  Total average loans include loans on non-accrual status.

Index
For the six months ended June 30, 2012, interest and fees from loans was $19.5 million compared to $19.5 million for the six months ended June 30, 2011. For the three months ended June 30, 2012, interest and fees from loans was $9.6 million compared to $9.7 million for the three months ended June 30, 2011. The tax equivalent weighted average yield of loans decreased 36 basis points from 5.62% for the six months ended June 30, 2011 to 5.26% for the six months ended June 30, 2012.

For the six month period ended June 30, 2012, interest income from the securities portfolio and invested liquid funds increased by $353,000 to $5.4 million compared to the same period in 2011.  For the three month period ended June 30, 2012, interest income from the securities portfolio and invested liquid funds decreased by $52,000 to $2.7 million compared to the same period in 2011.  The tax equivalent yield on securities for the six months ended June 30, 2012 decreased 42 basis points to 3.31% compared to 3.73% for the six months ended June 30, 2011.

Interest expense on deposits was $3.7 million for the six months ended June 30, 2012 and  $1.8 million for the three months ended June 30, 2012.  The mix of demand and savings deposits versus time deposits changed to 68.1% in demand and savings deposits, and 31.9% in time deposits at June 30, 2012.  At December 31, 2011, the mix was 64.9% in savings and demand deposits, versus 35.1% in time deposits.  Interest expense on deposits for the six months ended June 30, 2012, decreased by $900,000 or 19.4% compared to the same period in 2011.  Interest expense on deposits for the three months ended June 30, 2012, decreased by $486,000 or 20.8% compared to the same period in 2011.  For the six months ended June 30, 2012, average deposits increased  by $70.3 million to $939.3 million, compared to the same period in 2011.

Interest expense for securities sold under agreements to repurchase increased to $167,000 for the six months ended June 30, 2012 from $125,000 for the six months ended June 30, 2011.  Interest expense related to short-term borrowings increased $120,000 from $117,000 for the six months ended June 30, 2011 to $237,000 for the six months ended June 30, 2012.  Interest expense related to FHLB advances and other debt decreased by $18,000 from $602,000 for the six months ended June 30, 2011 to $584,000 for the six months ended June 30, 2012.

Interest expense for securities sold under agreements to repurchase increased to $84,000 for the three months ended June 30, 2012 from $69,000 for the three months ended June 30, 2011.  Interest expense related to short-term borrowings increased by $36,000 from $53,000 for the three months ended June 30, 2011 to $89,000 for the three months ended June 30, 2012.  Interest expense related to FHLB advances and other debt decreased by $19,000 from $306,000 for the three months ended June 30, 2011 to $287,000 for the three months ended June 30, 2012.

Average balances in interest checking, regular savings and money market accounts increased by $26.6 million when comparing the six months ended June 30, 2012 to the same period in 2011.  The weighted average cost of these accounts for the six months ended June 30, 2012 and 2011 was .57% and 0.71%, respectively.  The average balance of certificates of deposits increased by $18.7 million when comparing the six months ended June 30, 2012 to the six months ended  June 30, 2011. The weighted average cost of the Company’s certificates of deposits decreased by 29 basis points to 1.75% for the six months ended June 30, 2012 versus 2.04% the six months ended June 30, 2011.

The net interest margin, on a tax equivalent basis, was 3.63% for the six months ended June 30, 2012 compared to 3.79% for the six-month period ended June 30, 2011.  The net interest margin, on a tax equivalent basis, was 3.57% for the three months ended June 30, 2012 compared to 3.78% for the three-month period ended June 30, 2011.  The average yield on earning assets was 4.40% for the quarter ended June 30, 2012 compared to  4.86% for the quarter ended June 30, 2011, representing a decrease of 46 basis points from the quarter ended June 30, 2011. The decrease in yields on earning assets from the quarter ended June 30, 2011 reflected a decrease of 59 basis points in the yield of the securities portfolio and a 40 basis point decrease in yields for the loan portfolio.

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

Index

Reconciliation of Net Interest Income to
Tax Equivalent Net Interest Income

	For the three months ended June 30,
	2012	2011
GAAP measures:	(in thousands)
Interest Income – Loans	$9,616	$9,731
Interest Income - Investments & Other	2,370	2,424
Interest Expense – Deposits	1,846	2,332
Interest Expense - Other Borrowings	460	428
Total Net Interest Income	$9,680	$9,395
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	308	310
Total Tax Benefit Realized on Non-Taxable Interest Income	$308	$310
Total Tax Equivalent Net Interest Income	$9,988	$9,705

	For the six months ended June 30,
	2012	2011
GAAP measures:	(in thousands)
Interest Income – Loans	$19,547	$19,466
Interest Income - Investments & Other	4,780	4,447
Interest Expense – Deposits	3,739	4,640
Interest Expense - Other Borrowings	988	843
Total Net Interest Income	$19,600	$18,430
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	620	600
Total Tax Benefit Realized on Non-Taxable Interest Income	$620	$600
Total Tax Equivalent Net Interest Income	$20,220	$19,030

Other Income

Other income includes, among other items, fees generated by the retail banking and investment services departments of the Bank as well as by Middleburg Trust Company.  Other income also includes income from the Company’s 62.3% ownership interest in Southern Trust Mortgage, LLC.  Other income increased 18.1% to $13.0 million for the six months ended June 30, 2012 compared to $11.0 million for the same period in 2011 and increased 18.7% to $7.1 million  for the three months ended June 30, 2012 compared to the second quarter of 2011.

Trust and investment service fees earned by Middleburg Trust Company (“MTC”) increased by 2.7% when comparing the six months ended June 30, 2012 compared to the same period ended June 30, 2011.  Trust and investment service fees earned by Middleburg Trust Company (“MTC”) decreased by 0.4% when comparing the three months ended June 30, 2012 compared to the quarter ended June 30, 2011.  Trust and investment service fees are based primarily upon the market value of the accounts under administration.  Total consolidated assets under administration by MTC were at $1.3 billion at June 30, 2012, an increase of 4.8% relative to December 31, 2011 and an increase of 5.0% relative to June 30, 2011.

Index

Service charges on deposits increased 5.2% to $1.1 million for the six months ended June 30, 2012  compared to $1.0 million for the six months ended June 30, 2011.   Service charges on deposits increased 2.3% to $538,000 for the three months ended June 30, 2012 compared to $526,000 for the three months ended June 30, 2011.

The Company sold $15.9 million in securities and purchased $62.9 million in securities during the six months ended June 30, 2012.  The Company realized a net gain of $288,000 on the sale of securities in the six months ended June 30, 2012.

In connection with the preparation of the financial statements included in this Form 10-Q, the Company concluded that there were no securities with other-than-temporary impairment within its portfolio as of June 30, 2012.  Accordingly, during the six months ended June 30, 2012, no credit related impairment losses were recognized by the Company compared to $1,000 recognized for the six months ended June 30, 2011.  The Company previously held trust preferred securities in its portfolio that were identified as other-than-temporarily impaired.  These securities were sold during the quarter ended June 30, 2012 with a recognized net loss of approximately $142,000.

Commissions on investment sales decreased by $93.000 or 25.5% to $272,000 for the six months ended June 30, 2012, compared to $365,000 for the six months ended June 30, 2011. Commissions on investment sales decreased by $60,000 or 32.4% to $125,000 for the three months ended June 30, 2012, compared to $185,000 for the three months ended June 30, 2011.

The revenues and expenses of Southern Trust Mortgage for the three and six months ended June 30, 2012 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Non-controlling Interest in Consolidated Subsidiary.” Southern Trust Mortgage originated $233.4 million in mortgage loans during the quarter ended June 30, 2012 compared to $153.0 million originated during the quarter ended June 30, 2011. Originations for the six months ended June 30, 2012 were $444.6 million versus $289.5 million originated during the six months ended June 30, 2011.  Gains on mortgage loan sales increased by 28.3% when comparing the quarter ended June 30, 2012 to the quarter ended June 30, 2011 and by 30.0% when comparing the six months ended June 30, 2012 to June 30, 2011.

Income earned from the Bank’s $16.2 million investment in Bank Owned Life Insurance (BOLI) contributed $245,000 to total other income for the six months ended June 30, 2012.  The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004, $485,000 in the second quarter of 2007, $453,000 in the fourth quarter of 2009, and $682,000 in the second quarter of 2010 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Other service charges, commissions and fees increased by 8.8% to $271,000 for the six months ended June 30, 2012, compared to $249,000 for the same period in 2011.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total other expense increased by $1.4 million from $25.2 million for the six months ended June 30, 2011 to $26.6 million for the six months ended June 30, 2012.  When taken as a percentage of total average assets on an annualized basis, other expense was 4.5% of total average assets for the six months ended June 30, 2012 versus 4.6% for the same period in 2011.   Total other expense increased by $358,000 from $12.9 million for the three months ended June 30, 2011  to $13.3 million for the three months ended June 30, 2012.

Salaries and employee benefit expenses decreased by $266,000 or 1.8% when comparing the first six months of 2012 to the same period ended June 30, 2011.  Salaries and employee benefit expenses decreased by $307,000 or 3.9% when comparing the first three months of 2012 to the same period ended June 30, 2011.

Net occupancy expense increased by $217,000 or 6.5% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Net occupancy expense increased by $115,000 or 7.0% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase is the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Other tax expense increased by 1.5% to $408,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Other tax expenses were $205,000 for the three months ended June 30, 2012, unchanged  compared to the three months ended June 30, 2011. The other tax expenses is franchise taxes paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax.  The tax is based on each subsidiary’s equity capital at January 1st of each year, net of adjustments.

Index

Advertising expense increased by $306,000 to $747,000 for the six months ended June 30, 2012 compared to $441,000 for the six months ended June 30, 2011. Advertising expense increased by $162,000 to $447,000 for the three months ended June 30, 2012 compared to $285,000 for the three months ended June 30, 2011.

Other real estate owned expense increased by $210,000 to $1.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Other real estate owned expense increased by $268,000 to $874,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in expenses was primarily due to increases in legal expenses related to foreclosure, valuation adjustments and losses on the sales of these assets.

FDIC insurance expense decreased by $246,000 to $519,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  FDIC insurance expense decreased by $97,000 to $261,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease in FDIC insurance expense for the three and six month periods occurred because of a change in expense calculation methods implemented by the FDIC during 2011.

Other expenses increased 32.7% or $1.1 million to $4.6 million for the six months ended June 30, 2012 compared to the same period in 2011.  This increase is primarily a result of a $1.125 million one-time charge in the first quarter of 2012 associated with a settlement agreement entered into with one of Southern Trust Mortgage's mortgage correspondents related to the loan purchase agreement between the two parties. This one-time settlement agreement provided for the release of known and unknown claims prior to December 31, 2009, by the mortgage correspondent in exchange for aggregate cash payments of $1.125 million.  Other expenses increased 9.7% or $166,000 to $1.9 million for the three months ended June 30, 2012 compared to the same period in 2011.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2012 was $14.9 million, or 2.18% of total portfolio loans, compared to $14.6 million, or 2.18% of total portfolio loans at December 31, 2011.  The provision for loan losses was $1.5 million for the six months ended June 30, 2012, compared to $1.5 million for the six months ended June 30, 2011.  For the six months ended June 30, 2012, net loan charge-offs totaled $1.2 million compared to net loan charge-offs of $1.4 million for the same period in 2011.The provision for loan losses was $730,000 for the three months ended June 30, 2012, compared to $1.1 million for the three months ended June 30, 2011.  For the three months ended June 30, 2012, net loan charge-offs totaled $622,000 compared to net loan charge-offs of $589,000 for the same period in 2011.  There were $1.4 million in loans past due 90 days or more and still accruing at June 30, 2012, compared to $1.2 million at December 31, 2011.  Non-performing loans were $24.5 million at June 30, 2012, compared to $30.4 million at December 31, 2011.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at June 30, 2012.  Loans classified as loss, doubtful, substandard and special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.  Approximately $1.3 millionhas been included in the allowance for loan losses related to total restructured loans.

Non-performing assets decreased from $39.0 million or 3.3% of total assets at December 31, 2011 to $37.8 million or 3.1% of total assets as of June 30, 2012.   Non-accrual loans decreased from $25.3 million at December 31, 2011 to $18.8 million at June 30, 2012.

Capital Resources

Total shareholders’ equity at June 30, 2012 and December 31, 2011 was $112.0 million and $108.0 million, respectively.  Total common shares outstanding at June 30, 2012 were 7,052,554.

At June 30, 2012, the Company’s tier 1 and total risk-based capital ratios were 13.7% and 14.9%, respectively, compared to 13.5% and 14.7% at December 31, 2011.  The Company’s leverage ratio was 9.0% at June 30, 2012 compared to 8.8% at December 31, 2011.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which enables it to take advantage of business opportunities and indicates it has the resources to protect against risk inherent in its business.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest bearing

Index

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines totaled $24.0 million, none of which were outstanding at June 30, 2012.  At June 30, 2012 and December 31, 2011, the Company had $33.0 million and $31.7 million, respectively, of outstanding borrowings pursuant to repurchase agreements.

The Company has a credit line at the Federal Home Loan Bank of Atlanta with available borrowing capacity of $82.7 million as of June 30, 2012.  This line may be utilized for short and/or long-term borrowing.  The Company utilized the credit line for both overnight and long-term funding throughout the first six months of 2012.  Southern Trust Mortgage has a revolving line of credit with a regional bank having a credit limit of $24.0 million.  This line is primarily used to fund its loans held for sale.    Middleburg Bank guarantees up to $10 million of borrowings on this line.  At June 30, 2012, the line had an outstanding balance of $8.4 million and is included in total short-term borrowings on the Company’s balance sheet.

At June 30, 2012, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 56.1% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit (excluding standby letters of credit) decreased $9.0 million to $82.9 million at June 30, 2012 compared to $92.0 million at December 31, 2011.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $3.5 million at June 30, 2012 representing an increase of $1.7 million from December 31, 2011.

Contractual obligations, representing FHLB advance obligations, operating leases, and capital notes, decreased $7.3 million to $113.5 million at June 30, 2012 compared to $120.8 million at December 31, 2011.   These results do not include changes in certificates of deposit and short-term borrowings.   Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the Company’s 2011 Form 10-K.

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

Index

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  The results of the simulation are dependent upon assumptions and parameters within the model used which change from time to time based on historical interest rate relationships, current market conditions, and anticipated future market conditions.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.  The model prepared for June 30, 2012 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet excluding the assets of Southern Trust Mortgage.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  A parallel shift in rates over a 12-month period is assumed.  The following reflects the Company’s net interest income sensitivity analysis as of June 30, 2012 and December 31, 2011.

	Estimated Net Interest Income Sensitivity
Rate Change	As of June 30, 2012	As of December 31, 2011
+ 200 bp	5.0%	—%
- 200 bp	(10.0)%	(10.0)%

At June 30, 2012, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could increase by 5.0% on average over the next 12 months.  For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 10.0% on average over the next 12 months.  While these numbers are subjective based upon the assumptions and parameters used within the model, management believes the balance sheet is properly structured to minimize interest rate risk in the future.

Based upon a June 30, 2012 simulation, the Company could expect an average positive impact to net interest income of $1.2 million over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $2.5 million over the next 12 months.

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

Index

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

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.)  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Index

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date:	August 9, 2012	/s/ Gary R. Shook
Gary R. Shook
President & Chief Executive Officer

Date:	August 9, 2012	/s/ Raj Mehra
Raj Mehra
Executive Vice President
& Chief Financial Officer

Index

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.