Form 10-Q
period 2012-09-30
MIDDLEBURG FINANCIAL CORP
filed 2012-11-09
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   7,052,554 shares of Common Stock as of October 31, 2012.

Index

MIDDLEBURG FINANCIAL CORPORATION

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Balance Sheets
(In thousands, except for share and per share data)
	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$8,550	$6,163
Interest-bearing deposits with other institutions	62,973	45,107
Total cash and cash equivalents	71,523	51,270
Securities available for sale, at fair value	308,374	308,242
Loans held for sale	92,501	92,514
Restricted securities, at cost	6,765	7,117
Loans receivable, net of allowance for loan losses of $13,941 at September 30, 2012 and $14,623 at December 31, 2011	678,423	656,770
Premises and equipment, net	20,618	21,306
Goodwill and identified intangibles	6,060	6,189
Other real estate owned, net of valuation allowance of $3,138 at September 30, 2012 and $1,522 at December 31, 2011	11,933	8,535
Prepaid federal deposit insurance	3,266	3,993
Accrued interest receivable and other assets	36,498	36,924
TOTAL ASSETS	$1,235,961	$1,192,860
LIABILITIES
Deposits:
Non-interest-bearing demand deposits	$176,522	$143,398
Savings and interest-bearing demand deposits	512,780	460,576
Time deposits	295,145	325,895
Total deposits	984,447	929,869
Securities sold under agreements to repurchase	32,767	31,686
Short-term borrowings	17,657	28,331
FHLB borrowings	72,912	82,912
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	7,590	6,894
Commitments and contingent liabilities	—	—
TOTAL LIABILITIES	1,120,528	1,084,847
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized, 7,052,554 and 6,996,932 issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	17,357	17,331
Capital surplus	43,746	43,498
Retained earnings	45,168	41,157
Accumulated other comprehensive income	6,264	3,926
Total Middleburg Financial Corporation shareholders' equity	112,535	105,912
Non-controlling interest in consolidated subsidiary	2,898	2,101
TOTAL SHAREHOLDERS' EQUITY	115,433	108,013
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,235,961	$1,192,860

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Income
(In thousands, except for per share data)

	Unaudited		Unaudited
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$9,189	$9,846	$28,565	$29,378
Interest and dividends on securities available for sale
Taxable	1,537	1,727	4,976	4,877
Tax-exempt	596	592	1,799	1,757
Dividends	46	36	135	108
Interest on deposits in banks and federal funds sold	39	30	88	90
Total interest and dividend income	11,407	12,231	35,563	36,210
INTEREST EXPENSE
Interest on deposits	1,728	2,287	5,467	6,927
Interest on securities sold under agreements to repurchase	83	84	250	209
Interest on short-term borrowings	74	58	311	174
Interest on FHLB borrowings and other debt	305	312	889	914
Total interest expense	2,190	2,741	6,917	8,224
NET INTEREST INCOME	9,217	9,490	28,646	27,986
Provision for loan losses	635	1,024	2,156	2,565
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	8,582	8,466	26,490	25,421
NONINTEREST INCOME
Service charges on deposit accounts	557	538	1,625	1,553
Trust services income	928	932	2,828	2,725
Gains on loans held for sale	6,161	3,846	15,088	8,373
Gains on securities available for sale, net	164	141	452	263
Total other-than-temporary impairment losses	—	(16)	(46)	(33)
Portion of loss recognized in other comprehensive income	—	(5)	46	11
Net impairment losses	—	(21)	—	(22)
Commissions on investment sales	117	100	389	293
Fees on mortgages held for sale	37	84	143	325
Other service charges, commissions and fees	120	98	391	347
Bank-owned life insurance	118	123	363	385
Other operating income	116	6	194	45
Total noninterest income	8,318	5,847	21,473	14,287
NONINTEREST EXPENSE
Salaries and employees' benefits	7,276	6,900	22,139	19,665
Net occupancy and equipment expense	1,732	1,700	5,265	5,016
Advertising	652	446	1,399	887
Computer operations	322	365	1,101	1,073
Other real estate owned	1,506	689	2,666	1,639
Other taxes	203	205	611	607
Federal deposit insurance expense	262	244	781	1,009
Other operating expenses	1,883	1,689	6,501	5,044
Total noninterest expense	13,836	12,238	40,463	34,940
Income before income taxes	3,064	2,075	7,500	4,768
Income tax expense	565	454	1,578	1,072
NET INCOME	2,499	1,621	5,922	3,696
Net (income) loss attributable to noncontrolling interest	(785)	(223)	(856)	128
Net income attributable to Middleburg Financial Corporation	$1,714	$1,398	$5,066	$3,824
Earnings per share:
Basic	$0.24	$0.20	$0.72	$0.55
Diluted	$0.24	$0.20	$0.72	$0.55
Dividends per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	Unaudited		Unaudited
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Net income	$2,499	$1,621	$5,922	$3,696
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $673, $942, $1,422 and $3,035 respectively for the periods presented)	1,307	1,828	2,758	5,891
Reclassification adjustment for gains included in net income (net of tax of $56, $47, $154, and $89 respectively for the periods presented)	(108)	(94)	(298)	(174)
Unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings (net of tax)	—	14	—	15
Unrealized (loss) on interest rate swap (net of tax of $18, $169, $63, and $202 respectively for the periods presented)	(35)	(329)	(122)	(393)
Total other comprehensive income	1,164	1,419	2,338	5,339
Total comprehensive income	3,663	3,040	8,260	9,035
Comprehensive (income) loss attributable to non-controlling interest	(785)	(223)	(856)	128
Comprehensive income attributable to Middleburg Financial Corporation	$2,878	$2,817	$7,404	$9,163

See accompanying notes to the consolidated financial statements.

Index

Middleburg Financial Corporation
Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2012 and 2011
(In Thousands, Except Share Data)
(Unaudited)

Middleburg Financial Corporation Shareholders

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balances - December 31, 2010	$17,314	$43,058	$37,593	$(1,012)	$3,040	$99,993
Net income (loss)			3,824		(128)	3,696
Other comprehensive income, net of tax				5,339		5,339
Cash dividends declared			(1,044)			(1,044)
Vesting of restricted stock awards (7,922 shares)	19	(19)				—
Cancellation of restricted stock (946 shares)	(2)	(12)				(14)
Distributions to non-controlling interest					(644)	(644)
Share-based compensation		247				247
Balances - September 30, 2011	$17,331	$43,274	$40,373	$4,327	$2,268	$107,573

Balances - December 31, 2011	$17,331	$43,498	$41,157	$3,926	$2,101	$108,013
Net income			5,066		856	5,922
Other comprehensive income, net of tax				2,338		2,338
Cash dividends declared			(1,055)			(1,055)
Vesting of restricted stock awards (12,932 shares)	33	(33)				—
Cancellation of restricted stock (2,736 shares)	(7)	(36)				(43)
Distributions to non-controlling interest					(59)	(59)
Share-based compensation		317				317
Balances - September 30, 2012	$17,357	$43,746	$45,168	$6,264	$2,898	$115,433

 See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
	Unaudited
	For the nine months ended
	September 30, 2012	September 30, 2011
Cash Flows From Operating Activities
Net income	$5,922	$3,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,442	1,391
(Undistributed earnings) of affiliate	(4)	(21)
Provision for loan losses	2,156	2,565
Net (gain) on securities available for sale	(452)	(263)
Other than temporary impairment loss	—	22
Net loss on disposal of assets	8	45
Premium amortization on securities, net	2,765	2,029
Origination of loans held for sale	(696,327)	(470,006)
Proceeds from sales of loans held for sale	711,428	470,830
Net (gains) on mortgages held for sale	(15,088)	(8,373)
Share-based compensation	317	247
Net loss on sale of other real estate owned	128	336
Valuation adjustment on other real estate owned	1,616	774
Changes in other assets and liabilities:
Decrease in prepaid FDIC insurance	727	927
(Increase) in other assets	(1,081)	(3,303)
Increase in other liabilities	696	1,851
Net cash provided by operating activities	$14,253	$2,747
Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns and calls of securities available for sale	$71,036	$42,050
Proceeds from sale of securities available for sale	39,475	26,154
Purchase of securities available for sale	(109,228)	(112,259)
Redemption (purchase) of restricted stock	352	(931)
Proceeds from disposition of fixed assets	—	57
Purchases of bank premises and equipment	(541)	(1,430)
Net (increase) in loans	(31,091)	(20,641)
Proceeds from sale of other real estate owned	2,126	2,917
Net cash (used in) investing activities	$(27,871)	$(64,083)

See Accompanying Notes to Consolidated Financial Statements.

Index
MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Continued)
(In Thousands)
	For the nine months ended
	September 30, 2012	September 30, 2011
Cash Flows from Financing Activities
Net increase in non-interest-bearing and interest-bearing demand deposits and savings accounts	$85,328	$34,080
Net (decrease) in time deposits	(30,750)	(14,690)
Increase in securities sold under agreements
to repurchase	1,081	5,724
Proceeds from short-term borrowings	89,424	67,470
Payments on short-term borrowings	(100,098)	(67,926)
Proceeds from FHLB borrowings	62,912	40,000
Payments on FHLB borrowings	(72,912)	(25,000)
Distributions to non-controlling interest	(59)	(644)
Payment of dividends on common stock	(1,055)	(1,044)
Net cash provided by financing activities	$33,871	$37,970
Increase (decrease) in cash and and cash equivalents	20,253	(23,366)
Cash and Cash Equivalents
Beginning	51,270	64,724
Ending	$71,523	$41,358
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$7,080	$8,345
Income taxes	$1,850	$450
Supplemental Disclosure of Non-cash Transactions
Unrealized gain on securities available for sale	$3,727	$8,685
Change in market value of interest rate swap	$(185)	$(596)
Transfer of loans to other real estate owned	$7,431	$2,266
Loans originated from sale of other real estate owned	$149	$533

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2012
(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2012 and December 31, 2011, the results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2012 and 2011, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued.  Management has concluded there were no additional material subsequent events to be disclosed.

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.  Commissions and fees paid on the origination of mortgages held for sale and commissions paid on investments sales have been netted against the related revenue amounts for these sources of revenue for both 2012 and 2011.  Management considers the net presentation to more accurately reflect the net contribution to consolidated net income of the mortgage and wealth management segments.

Note 2.	Stock–Based Compensation Plan

As of September 30, 2012, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan.  Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company.  The Company may grant awards of up to 255,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company recognized $317,000 for stock-based compensation expenses for the nine months ended September 30, 2012.

The following table summarizes stock options awarded under the 2006 Equity Compensation Plan and remaining un-exercised options under the 1997 Stock Incentive Plan at the end of the reporting period.

	September 30, 2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	160,171	$20.40
Granted	—	—
Exercised	—	—
Forfeited	(78,000)	(23.64)
Outstanding at end of period	82,171	$(17.32)	$—

As of the end of the reporting period, 79,671 options were vested and exercisable representing 22,000 shares issued under the original 1997 plan and 57,671 vested options under the 2006 Plan.  As of September 30, 2012,  no outstanding options were unvested from the original 1997 plan and 2,500 outstanding options were not vested under the 2006 plan.  At September 30, 2012, the weighted average exercise price of these stock options was greater than the average market price during the period.  The weighted average remaining contractual term for options outstanding and exercisable at September 30, 2012 was

Index

4.9 years.  As of September 30, 2012,  there was $600 of total unrecognized compensation expense related to stock option awards under the 2006 Equity Compensation Plan.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

	September 30, 2012
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of year	86,220	$14.79
Granted	49,975	16.86
Vested	(12,932)	(13.28)
Forfeited	(2,808)	(14.59)
Non-vested at end of period	120,455	$15.66	$2,139,281

The weighted average remaining contractual term for non-vested restricted stock at September 30, 2012 was 4.2 years.  As of September 30, 2012, there was approximately $1,471,144 of total unrecognized compensation expense related to non-vested restricted stock awards under the 2006 Equity Compensation Plan.

Note 3.	Securities

Amortized costs and fair values of securities available for sale at September 30, 2012 are summarized as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$13,246	$411	$(3)	$13,654
Obligations of states and
political subdivisions	70,460	3,852	(8)	74,304
Mortgage-backed securities:
Agency	159,790	5,994	(272)	165,512
Non-agency	15,015	298	(8)	15,305
Other asset backed securities	31,575	703	(86)	32,192
Corporate preferred stock	68	—	(7)	61
Corporate securities	8,230	11	(895)	7,346
Total	$298,384	$11,269	$(1,279)	$308,374

Amortized costs and fair values of securities available for sale at December 31, 2011 are summarized as follows:

Index

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$9,068	$293	$(18)	$9,343
Obligations of states and
political subdivisions	65,090	2,503	(51)	67,542
Mortgage-backed securities:
Agency	181,797	5,482	(209)	187,070
Non-agency	18,737	67	(598)	18,206
Other asset backed securities	16,110	90	(404)	15,796
Corporate preferred stock	68	—	(28)	40
Corporate securities	10,612	5	(641)	9,976
Trust-preferred securities	497	—	(228)	269
Total	$301,979	$8,440	$(2,177)	$308,242

The amortized cost and fair value of securities available for sale as of September 30, 2012, by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed, other asset-backed, and corporate securities because the mortgages, loans, and securities underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	September 30, 2012
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$4,863	$4,892
Due after one year through
five years	22,698	22,772
Due after five years through
ten years	31,943	33,717
Due after ten years	32,432	33,923
Mortgage-backed securities	174,805	180,817
Other asset backed securities	31,575	32,192
Corporate preferred stock	68	61
Total	$298,384	$308,374

Proceeds from the sale of securities during the nine months ended September 30, 2012 were $39.5 million and net gains of $452,000 were realized on those sales.  The tax expense applicable to the net realized gains amounted to $154,000.  Additionally, no loss on securities with other than temporary impairment was recognized during the nine months ended September 30, 2012.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $143.2 million at September 30, 2012.

At September 30, 2012, investments in an unrealized loss position that were temporarily impaired are as follows:

Index

	September 30, 2012
			(In thousands)
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$2,568	$(3)	$57	$—	$2,625	$(3)
Obligations of states and
political subdivisions	1,302	(8)	—	—	1,302	(8)
Mortgage backed securities:
Agency	16,213	(272)	—	—	16,213	(272)
Non-agency	2,760	(8)	—	—	2,760	(8)
Other asset backed securities	4,231	(56)	1,431	(30)	5,662	(86)
Corporate preferred stock	—	—	32	(7)	32	(7)
Corporate securities	—	—	7,105	(895)	7,105	(895)
Total	$27,074	$(347)	$8,625	$(932)	$35,699	$(1,279)

At December 31, 2011, investments in an unrealized loss position that were temporarily impaired are as follows:

	December 31, 2011
			(In thousands)
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$2,045	$(18)	$26	$—	$2,071	$(18)
Obligations of states and
political subdivisions	43	—	2,243	(51)	2,286	(51)
Mortgage backed securities:
Agency	22,768	(209)	—	—	22,768	(209)
Non-agency	4,773	(103)	4,522	(495)	9,295	(598)
Other asset backed securities	10,572	(362)	1,467	(42)	12,039	(404)
Corporate preferred stock	—	—	11	(28)	11	(28)
Corporate securities	7,775	(227)	2,057	(414)	9,832	(641)
Trust-preferred securities	—	—	269	(228)	269	(228)
Total	$47,976	$(919)	$10,595	$(1,258)	$58,571	$(2,177)

A total of 51 securities have been identified by the Company as temporarily impaired at September 30, 2012.  Of the 51 securities, 50 are investment grade and 1 is speculative grade.  Agency, non-agency mortgage-backed securities, and corporate debt securities make up the majority of temporarily impaired securities at September 30, 2012.  The speculative grade security is an asset backed security that is collateralized by trust preferred issuances of financial institutions.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales are anticipated or required as of September 30, 2012.  Investment decisions reflect the strategic asset/liability objectives of the Company.

Trust preferred securities

As of September 30, 2012, the Company held no trust preferred securities in its investment portfolio.

Index

The Company previously held trust preferred securities that were identified as other-than-temporarily impaired.  These securities were sold during the second quarter of 2012 with a recognized net loss of approximately $142,000.  Additionally, these securities incurred cumulative other-than-temporary credit losses recognized in prior period earnings of approximately $2.4 million through December 31, 2011.

The Company also previously held one trust preferred security that was not considered other-than-temporarily impaired while held in its investment portfolio.  The security was sold during the third quarter of 2012 with a recognized net loss of approximately $149,000.  No credit losses were recognized on this security while held.

Other-than-temporary impairment losses

At September 30, 2012, the Company concluded that no adverse change in cash flows occurred during the quarter and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity; and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other than temporarily impaired at September 30, 2012.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future.  Accordingly, during the nine months ended September 30, 2012, no credit related impairment losses were recognized by the Company compared to $22,000 recognized for the nine months ended September 30, 2011.

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

	September 30, 2012		December 31, 2011
	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
	(In Thousands)		(In Thousands)
Real estate loans:
Construction	$48,740	7.0%	$42,208	6.3%
Secured by farmland	9,438	1.4%	10,047	1.5%
Secured by 1-4 family residential	254,079	36.7%	236,760	35.3%
Other real estate loans	258,679	37.4%	275,428	41.0%
Commercial loans	108,962	15.7%	94,427	14.1%
Consumer loans	12,466	1.8%	12,523	1.8%
	692,364	100.0%	671,393	100.0%
Less allowance for loan losses	13,941		14,623
Net loans	$678,423		$656,770

Loans presented in the table above exclude loans held for sale.  The Company had $92.5 million in mortgages held for sale at both  September 30, 2012 and December 31, 2011.

Index

The following table presents a contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2012 and December 31, 2011.

	September 30, 2012
			(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$175	$—	$3,142	$3,317	$45,423	$48,740
Secured by farmland	—	—	—	—	9,438	9,438
Secured by 1-4 family residential	4,838	208	2,817	7,863	246,216	254,079
Other real estate loans	855	253	6,794	7,902	250,777	258,679
Commercial loans	15	126	1,960	2,101	106,861	108,962
Consumer loans	61	22	33	116	12,350	12,466
Total	$5,944	$609	$14,746	$21,299	$671,065	$692,364

	December 31, 2011
			(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$696	$—	$3,285	$3,981	$38,227	$42,208
Secured by farmland	415	—	—	415	9,632	10,047
Secured by 1-4 family residential	2,036	1,721	7,639	11,396	225,364	236,760
Other real estate loans	6,079	1,736	1,466	9,281	266,147	275,428
Commercial loans	1,751	121	315	2,187	92,240	94,427
Consumer loans	23	—	—	23	12,500	12,523
Total	$11,000	$3,578	$12,705	$27,283	$644,110	$671,393

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
	(In Thousands)
Real estate loans:
Construction	$2,943	$268	$3,804	$86
Secured by 1-4 family residential	8,653	399	11,839	1,097
Other real estate loans	8,881	130	7,567	—
Commercial loans	2,176	60	2,136	50
Consumer loans	30	3	—	—
Total	$22,683	$860	$25,346	$1,233

If interest on non-accrual loans had been accrued, such income would have approximated $1.0 million for the nine months ended September 30, 2012 and $1.5 million for the year ended December 31, 2011.

Index

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

The following tables present a summary of loan classifications by class of loan as of September 30, 2012 and December 31, 2011:

September 30, 2012
(In Thousands)

	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$27,342	$8,629	$230,963	$218,427	$102,620	$12,310	$600,291
Special Mention	15,810	199	4,235	23,155	3,442	60	46,901
Substandard	4,553	610	17,396	16,044	2,772	66	41,441
Doubtful	1,035	—	1,485	1,053	128	30	3,731
Loss	—	—	—	—	—	—	—
Ending Balance	$48,740	$9,438	$254,079	$258,679	$108,962	$12,466	$692,364

December 31, 2011
(In thousands)

	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$22,250	$9,235	$207,332	$239,156	$87,731	$12,448	$578,152
Special Mention	5,764	199	10,773	23,434	4,127	61	44,358
Substandard	13,163	613	17,062	12,592	2,374	14	45,818
Doubtful	1,031	—	1,593	246	195	—	3,065
Loss	—	—	—	—	—	—	—
Ending Balance	$42,208	$10,047	$236,760	$275,428	$94,427	$12,523	$671,393

The following table presents loans identified as impaired by class of loan as of and for the nine months ended September 30, 2012:

Index

	September 30, 2012
	(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,629	$2,180	$—	$2,071	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,136	3,554	—	3,360	36
Other real estate loans	3,814	3,857	—	4,438	91
Commercial loans	1,938	1,938	—	1,919	—
Consumer loans	—	—	—	—	—
Total with no related allowance	10,517	11,529	—	11,788	127

With an allowance recorded:
Real estate loans:
Construction	1,314	2,539	198	1,913	—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	6,802	7,460	2,577	7,034	30
Other real estate loans	7,852	7,952	1,408	7,975	51
Commercial loans	471	492	361	467	13
Consumer loans	30	30	30	30	—
Total with a related allowance	16,469	18,473	4,574	17,419	94
Total	$26,986	$30,002	$4,574	$29,207	$221

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

Troubled Debt Restructurings

Included in certain loan categories in the impaired loans table above are troubled debt restructurings (“TDRs”) that were classified as impaired.  The total balance of TDRs at September 30, 2012 was $11.5 million of which $7.2 million were included in the Company’s non-accrual loan totals at that date and $4.3 million represented loans performing as agreed according to the restructured terms. This compares with $11.2 million in total restructured loans at December 31, 2011, an increase of $0.3 million or 2.7%.  The amount of the valuation allowance related to total TDRs was $2.0 million and $1.7 million as of September 30, 2012 and December 31, 2011 respectively.

The $7.2 million in nonaccrual TDRs as of September 30, 2012 is comprised of $74,000 in real estate construction loans, $2.3 million in 1-4 family real estate loans, $4.7 million in other real estate loans, and $213,000 in consumer loans.  The $4.3 million in TDRs which were performing as agreed under restructured terms as of September 30, 2012 is comprised of $1.3 million in 1-4 family real estate loans, $2.8 million in other real estate loans and $233,000 in commercial loans.  The Company considers all loans classified as TDRs to be impaired.

The following table presents by class of loan, information related to loans modified in a TDR during the three months ended September 30, 2012:

Index

	Loans modified as TDR's
	For the three months ended
	September 30, 2012
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)
Real estate loans:
Construction	—	$—	$—
Secured by farmland	—	—	—
Secured by 1-4 family residential	3	2,163	1,595
Other real estate loans	1	1,528	1,524
Total real estate loans	4	3,691	3,119
Commercial loans	—	—	—
Consumer loans	1	217	213
Total	5	$3,908	$3,332

During the three months ended September 30, 2012, the Company modified five loans that were considered to be TDRs and are summarized in the above table.  The interest rate was lowered on three of the loans and repayment terms were modified on the other two.

	Loans modified as TDR's
	For the nine months ended
	September 30, 2012
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)
Real estate loans:
Construction	—	$—	$—
Secured by farmland	—	—	—
Secured by 1-4 family residential	5	3,075	2,486
Other real estate loans	1	1,528	1,524
Total real estate loans	6	4,603	4,010
Commercial loans	—	—	—
Consumer loans	1	217	213
Total	7	$4,820	$4,223

During the nine months ended September 30, 2012, the Company modified seven loans that were considered to be TDRs and are summarized on the above table.  The interest rate was lowered for five of the loans, term was extended for one loan, and repayment terms were modified for two loans.

During the nine months ended September 30, 2012, the Company identified four loans with an aggregate recorded investment of $2.6 million as TDRs for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying these loans as TDRs, the Company evaluated them for impairment.  On the basis of a current evaluation of loss for these loans, they required the establishment of an allowance for loan losses of approximately $536,000 at September 30, 2012.

As of September 30, 2012, four loans restructured as TDRs during the nine month period with an aggregate recorded investment of $3.3 million are included in the Company’s non-accrual loans total.  The remaining loans identified as TDRs

Index

during this period are included in the Company's non-performing assets that are performing as agreed under the restructured terms.

No loans modified as TDRs from October 1, 2011 through September 30, 2012 subsequently defaulted (i.e., 90 days or more past due following a restructuring) during the three and nine months ended September 30, 2012.

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

The following tables present a rollforward of the changes in the allowance for loan losses balance by class of loan,  the balances in the allowance for loan losses and the recorded investment in loans by class of loan and, for the ending loan balances, based on impairment evaluation method as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balances as of December 31, 2011	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Chargeoffs	(1,521)	—	(740)	(715)	(189)	(46)	(3,211)
Recoveries	1	—	268	65	9	30	373
Provision	1,668	(3)	(1,158)	1,029	553	67	2,156
Balances as of September 30, 2012	$1,045	$107	$5,835	$4,764	$1,994	$196	$13,941
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$198	$—	$2,577	$1,408	$361	$30	$4,574
Collectively evaluated for impairment	847	107	3,258	3,356	1,633	166	9,367
Total ending allowance balances	$1,045	$107	$5,835	$4,764	$1,994	$196	$13,941
Ending loan recorded investment balances:
Individually evaluated for impairment	$2,943	$—	$9,937	$11,667	$2,409	$30	$26,986
Collectively evaluated for impairment	45,797	9,438	244,142	247,012	106,553	12,436	665,378
Total ending loan balances	$48,740	$9,438	$254,079	$258,679	$108,962	$12,466	$692,364

Index

	December 31, 2011
	(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balances at December 31, 2010	$4,684	$107	$3,965	$4,771	$1,055	$385	$14,967
Chargeoffs	(467)	—	(2,062)	(438)	(180)	(318)	(3,465)
Recoveries	29	—	41	98	41	28	237
Provision	(3,349)	3	5,521	(46)	705	50	2,884
Balances at December 31, 2011	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$328	$—	$3,076	$1,192	$502	$—	$5,098
Collectively evaluated for impairment	569	110	4,389	3,193	1,119	145	9,525
Total ending allowance balances	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Ending loan recorded investment balances:
Individually evaluated for impairment	$3,804	$—	$12,675	$10,313	$2,407	$—	$29,199
Collectively evaluated for impairment	38,404	10,047	224,085	265,115	92,020	12,523	642,194
Total ending loan balances	$42,208	$10,047	$236,760	$275,428	$94,427	$12,523	$671,393

Note 6.	Earnings Per Share

The following table shows the weighted average number of common shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	Three months ended
	September 30, 2012		September 30, 2011
	Weighted Average Shares	Per share Amount	Weighted Average Shares	Per share Amount
Basic earnings per share	7,036,536	$0.24	6,996,932	$0.20
Effect of dilutive securities:
stock options and grants	15,324	$—	1,562	$—
Diluted earnings per share	7,051,860	$0.24	6,998,494	$0.20

	Nine months ended
	September 30, 2012		September 30, 2011
	Weighted Average Shares	Per share Amount	Weighted Average Shares	Per share Amount
Basic earnings per share	7,026,663	$0.72	6,968,999	$0.55
Effect of dilutive securities:
stock options and grants	9,987	$—	2,296
Diluted earnings per share	7,036,650	$0.72	6,971,295	$0.55

Index

At September 30, 2012 and 2011, stock options, restricted grants and warrants representing approximately 32,500 and 318,100 shares, respectively, were not included in the calculation of earnings per share because they would have been anti-dilutive.

Note 7.	Segment Reporting

The Company operates in a decentralized fashion in three principal business activities: retail banking services; wealth management services; and mortgage banking services.  Revenue from retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.

Revenue from the wealth management activities is comprised of fees based upon the market value of the accounts under administration as well as commissions on investment transactions.  The wealth management services are conducted by Middleburg Investment Group.

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

The following table presents segment information for the three months ended September 30, 2012 and 2011, respectively.

	For the three months ended					For the three months ended
	September 30, 2012					September 30, 2011
	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated
(In Thousands)
Revenues:
Interest income	$11,262	$2	$630	$(487)	$11,407	$11,956	$2	$617	$(344)	$12,231
Trust and investment fee income	—	1,080	—	(35)	1,045	—	1,032	—	—	1,032
Other income	1,046	—	6,307	(80)	7,273	970	—	3,846	(1)	4,815
Total operating income	12,308	1,082	6,937	(602)	19,725	12,926	1,034	4,463	(345)	18,078
Expenses:
Interest expense	2,115	—	562	(487)	2,190	2,684	—	401	(344)	2,741
Salaries and employee benefits	3,722	548	3,006	—	7,276	4,070	608	2,222	—	6,900
Provision for loan losses	570	—	65	—	635	1,100	—	(76)	—	1,024
Other	5,146	309	1,220	(115)	6,560	3,691	321	1,327	(1)	5,338
Total operating expenses	11,553	857	4,853	(602)	16,661	11,545	929	3,874	(345)	16,003
Income before income taxes and non-controlling interest	755	225	2,084	—	3,064	1,381	105	589	—	2,075
Income tax expense	472	93	—	—	565	381	73	—	—	454
Net Income	283	132	2,084	—	2,499	1,000	32	589	—	1,621
Non-controlling interest in (income) of consolidated subsidiary	—	—	(785)	—	(785)	—	—	(223)	—	(223)
Net income attributable to Middleburg Financial Corporation	$283	$132	$1,299	$—	$1,714	$1,000	$32	$366	$—	$1,398
Total assets	$1,209,455	$12,789	$104,919	$(91,202)	$1,235,961	$1,139,348	$12,378	$77,177	$(75,247)	$1,153,656
Capital expenditures	$6	$—	$—	$—	$6	$585	$—	$151	$—	$736
Goodwill and other intangibles	$—	$4,193	$1,867	$—	$6,060	$—	$4,377	$1,867	$—	$6,244

Index

The following table presents segment information for the nine months ended September 30, 2012 and 2011, respectively.

	For the nine months ended					For the nine months ended
	September 30, 2012					September 30, 2011
	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated
(In Thousands)
Revenues:
Interest income	$34,837	$7	$2,067	$(1,348)	$35,563	$35,076	$8	$2,008	$(882)	$36,210
Trust and investment fee income	—	3,323	—	(104)	3,219	—	3,018	—	—	3,018
Other income	2,960	—	15,719	(425)	18,254	2,898	—	8,373	(2)	11,269
Total operating income	37,797	3,330	17,786	(1,877)	57,036	37,974	3,026	10,381	(884)	50,497
Expenses:
Interest expense	6,606	—	1,659	(1,348)	6,917	8,051	—	1,055	(882)	8,224
Salaries and employee benefits	11,395	1,628	9,116	—	22,139	11,450	1,921	6,294	—	19,665
Provision for loan losses	2,127	—	29	—	2,156	2,641	—	(76)	—	2,565
Other	13,191	951	4,711	(529)	18,324	10,940	962	3,375	(2)	15,275
Total operating expenses	33,319	2,579	15,515	(1,877)	49,536	33,082	2,883	10,648	(884)	45,729
Income (loss) before income taxes and non-controlling interest	4,478	751	2,271	—	7,500	4,892	143	(267)	—	4,768
Income tax expense	1,277	301	—	—	1,578	986	86	—	—	1,072
Net Income (loss)	3,201	450	2,271	—	5,922	3,906	57	(267)	—	3,696
Non-controlling interest in (income) loss of consolidated subsidiary	—	—	(856)	—	(856)	—	—	128	—	128
Net income (loss) attributable to Middleburg Financial Corporation	$3,201	$450	$1,415	$—	$5,066	$3,906	$57	$(139)	$—	$3,824
Total assets	$1,209,455	$12,789	$104,919	$(91,202)	$1,235,961	$1,139,348	$12,378	$77,177	$(75,247)	$1,153,656
Capital expenditures	$541	$—	$—	$—	$541	$1,276	$3	$151		$1,430
Goodwill and other intangibles	$—	$4,193	$1,867	$—	$6,060	$—	$4,377	$1,867	$—	$6,244

Note 8.	Defined Benefit Pension Plan

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

	Three months ended September 30,
	2012	2011
	(In Thousands)
Interest cost	$—	$46
Expected return on plan assets	—	(15)
Amortization of unrecognized net actuarial loss	—	305
Net periodic benefit cost	$—	$336

Index

	Nine months ended September 30,
	2012	2011
	(In Thousands)
Interest cost	$—	$137
Expected return on plan assets	—	(44)
Amortization of unrecognized net actuarial loss	—	914
Net periodic benefit cost	$—	$1,007

Note 9.	Capital Purchase Program

During 2009, the Company participated in the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 and issued 22,000 shares of preferred stock to the Treasury as well as a warrant (“the Warrant”) to purchase 208,202 shares of the Company’s common stock at an initial exercise price of $15.85 per share.  As a result of the completion of the Company’s public stock offering in August 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101.  On December 23, 2009, the Company redeemed all of the shares of preferred stock issued to the Treasury.   During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of September 30, 2012.

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

Index

Derivatives

Derivatives are recorded at fair value on a recurring basis.  Third party vendors compile prices from various sources and may determine the fair value of identical or similar instruments by using pricing models that consider observable market data (Level II).

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	(In thousands)
	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$13,654	$—	$13,654	$—
Obligations of states and political subdivisions	74,304	—	74,304	—
Mortgage-backed securities:
Agency	165,512	—	165,512	—
Non-agency	15,305	—	15,305	—
Other asset-backed securities	32,192	—	32,192	—
Corporate preferred stock	61	—	61	—
Corporate securities	7,346	—	7,346	—
Mortgage interest rate locks	91	—	91	—
Liabilities:
Interest rate swap	$500	$—	$500	$—
Mortgage banking hedge instruments	63	—	63	—

	December 31, 2011
	(In thousands)
	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$9,343	$—	$9,343	$—
Obligations of states and political subdivisions	67,542	—	67,542	—
Mortgage-backed securities:
Agency	187,070	—	187,070	—
Non-agency	18,206	—	18,206	—
Other asset-backed securities	15,796	—	15,796	—
Corporate preferred stock	40	—	40	—
Corporate securities	9,976	—	9,976	—
Trust preferred securities	269	—	269	—
Liabilities:
Interest rate swap	314	—	314	—

There were no financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the nine months ended September 30, 2012.

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

Index

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2012.  Gains and losses on the sale of loans are recorded within income from mortgage banking activities on the consolidated statements of income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the underlying collateral.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level II).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level III. As of September 30, 2012, seventeen impaired loans with a net balance of $2.1 million were categorized as having a Level III valuation due to the date of the last appraisal.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level III).  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Impaired loans for which no further loss is expected are not considered to be measured at fair value on a nonrecurring basis.  Any fair value adjustments as a result of the evaluation process are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Loans held for sale	$92,501	$—	$92,501	$—
Impaired loans	11,895	—	9,823	2,072

	December 31, 2011
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Loans held for sale	$92,514	$—	$92,514	$—
Impaired loans	10,648	—	6,767	3,881

The following table presents a roll-forward of the transfers in and out of the Level III valuation method for financial assets that are measured at fair value on a nonrecurring basis as of  September 30, 2012:

Index

Impaired Loans
(in thousands)
Balance at December 31, 2011	$3,881

Transfers in	2,452

Transfers out (1)	(3,744)

Other (2)	(517)

Balance at September 30, 2012	$2,072

(1)
  Impaired loans are considered to have a Level III valuation methodology if the appraisal on the loan is older than two years.  Transfers out of level three status represent loans for which current appraisals have been obtained or loans which have been transferred to other real estate owned and the collateral re-appraised at the time of the transfer.

(2)	Other changes in the Level III balances during the period represent principal changes on level three impaired loans and valuation adjustments since December 31, 2011.

The following table presents quantitative information as of September 30, 2012 about Level III fair value measurements for financial assets measured at fair value on a non-recurring basis:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired Loans	$2,072	Discounted appraised value	Discount for selling costs and age of appraisals.	10% - 30% (21%)

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

Index

	September 30, 2012
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$11,933	$—	$11,933	$—

	December 31, 2011
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$8,535	$—	$8,535	$—

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

Index

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2012 and December 31, 2011, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the table below.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company's financial instruments as of September 30, 2012 are as follows:

			September 30, 2012
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
	(In thousands)
Financial assets:
Cash and cash equivalents	$71,523	$71,523	$71,523	$—	—
Securities	308,374	308,374	—	308,374	—
Loans held for sale	92,501	92,501	—	92,501	—
Net portfolio loans	678,423	700,504	—	698,432	2,072
Bank-owned life insurance	16,388	16,388	—	16,388	—
Accrued interest receivable	3,999	3,999	—	3,999	—
Mortgage interest rate locks	91	91	—	91	—

Financial liabilities:
Deposits	$984,447	$987,735	$—	$987,735	—
Securities sold under agreements
to repurchase	32,767	32,767	—	32,767	—
Short-term debt	17,657	17,657	—	17,657	—
FHLB borrowings	72,912	74,059	—	74,059	—
Trust preferred capital notes	5,155	5,236	—	5,236	—
Accrued interest payable	681	681	—	681	—
Interest rate swap	500	500	—	500	—
Mortgage banking hedge instruments	63	63	—	63	—

The estimated fair values, and related carrying amounts, of the Company's financial instruments as of December 31, 2011 are as follows:

Index

	December 31, 2011
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$51,270	$51,270
Securities	308,242	308,242
Loans	749,284	770,759
Bank-owned life insurance	16,025	16,025
Accrued interest receivable	4,221	4,221
Financial liabilities:
Deposits	$929,869	$934,322
Securities sold under agreements
to repurchase	31,686	31,686
Short-term debt	28,331	28,331
FHLB borrowings	82,912	83,899
Trust preferred capital notes	5,155	5,216
Accrued interest payable	844	844
Interest rate swap	314	314

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.”  The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements.  The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.”  The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets.  The amendments

Index

are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.  The Company does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at September 30, 2012 and results of operations of the Company for the three and nine months ended September 30, 2012 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2011 Form 10-K.  It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Net income attributable to Middleburg Financial Corporation for the nine months ended September 30, 2012 increased 34.2% to $5.1 million from $3.8 million over the same period in 2011.  Net income attributable to Middleburg Financial Corporation for the third quarter increased 21.4% to $1.7 million from $1.4 million during the third quarter of 2011.  Earnings per fully diluted share for the nine months ended September 30, 2012 was $0.72 per share versus $0.55 per share for the same period in 2011 and $0.24 per share for the quarter ended September 30, 2012 versus $0.20 per share for the quarter ended September 30, 2011.

Index

Annualized return on total average assets for the three months ended September 30, 2012 was 0.56%, compared to 0.46% for the same period in 2011.  Annualized return on total average equity of Middleburg Financial Corporation, which excludes the non-controlling interest in Southern Trust Mortgage, for the three months ended September 30, 2012 was 6.11%, compared to 5.07% for the same period in 2011.

As a result of the evaluation of the adequacy of the reserve for loan losses, a loan loss provision of $635,000 was made during the quarter ended September 30, 2012 compared to a provision of $1.0 million during the three months ended September 30, 2011.

Net interest income for the three months ended September 30, 2012 was $9.2 million compared to $9.5 million for the three months ended September 30, 2011.  Total non-interest income increased $2.5 million to $8.3 million for the three months ended September 30, 2012 from $5.8 million for the three months ended September 30, 2011.  Total non-interest expenses increased approximately $1.6 million to $13.8 million for the three months ended September 30, 2012 from $12.2 million for the same period in 2011.

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

Index

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

Intangibles and Goodwill

The Company had approximately $6.0 million in intangible assets and goodwill at September 30, 2012, a decrease of $129,000 or 2.1% since December 31, 2011 which was attributable to regular amortization of intangible assets.

On April 1, 2002, the Company acquired Middleburg Investment Advisors for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  On January 3, 2011, Middleburg Investment Advisors was merged into Middleburg Trust Company and its goodwill balance is reflected in the total goodwill balance reported for Middleburg Investment Group of $3.4 million.  The remaining balance of unamortized identified intangible assets related to the acquisition of Middleburg Investment Advisors is approximately $770,000.  Approximately $1.0 million of the $6.0 million in total intangible assets and goodwill at September 30, 2012 was attributable directly to the Company’s investment in Middleburg Trust Company exclusive of the goodwill related to the former Middleburg Investment Advisors.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

As of September 30, 2012, the Company recognized two consolidated subsidiaries as reporting units for the purpose of goodwill evaluation and reporting:  Southern Trust Mortgage (“STM”) and Middleburg Investment Group (“MIG”).   MIG is the parent company of Middleburg Trust Company and the former Middleburg Investment Advisors.  The following table shows the allocation of goodwill between the two reporting units and the percentage by which the fair value of each reporting unit as of December 31, 2011 (the most recent fair value evaluation date) exceeded the carrying value as of that date.  Management does not believe the estimated fair values have changed significantly from December 31, 2011 to September 30, 2012.

Index

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
(1)
Reported amounts reflect only Middleburg Financial Corporation shareholders' ownership interests. Estimated fair values are as of December 31, 2011. Management does not believe the estimated fair values have changed significantly from December 31, 2011 to September 30, 2012.

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

Other-Than-Temporary Impairment (OTTI)

There were no losses related to other-than-temporary impairment on  securities  for the nine months ended September 30, 2012.

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company were $1.2 billion at September 30, 2012, an increase of $43.1 million or 3.6% compared to total assets at December 31, 2011.  Total average assets increased 8.2% from $1.11 billion for the nine months ended September 30, 2011 to $1.20 billion for the nine months ended September 30, 2012.  Total liabilities were $1.12 billion at September 30, 2012, compared to $1.08 billion at December 31, 2011.  Total average liabilities increased $82.4 million or 8.2% to $1.1 billion for the nine months ended September 30, 2012 compared to $1.0 billion for the same period in 2011.  Average shareholders’ equity increased 8.5% or $8.6 million over the same periods.

Loans

Total loans, including loans held for sale at September 30, 2012 were at $784.8 million, higher by $20.9 million from the December 31, 2011 amount of $763.9 million.  Loans held for sale were at $92.5 million at September 30, 2012, compared to $92.5 million at December 31, 2011, unchanged during the period.  Southern Trust Mortgage originated $696.3 million in loans for the nine months ended September 30, 2012, compared to $470.0 million for the nine months ended September 30, 2011.  The Company experienced an increase in real estate construction loans, which were $48.7 million at September 30, 2012, compared to $42.2 million at December 31, 2011.  Real estate mortgage loans of $512.8 million at September 30, 2012

Index
increased from the December 31, 2011 amount of $512.2 million.  Commercial loans, which are primarily loans to businesses, increased to $109.0 million at September 30, 2012, compared to $94.4 million at December 31, 2011.  Net charge-offs were $2.84 million for the nine months ended September 30, 2012 versus $2.41 million for the same period in 2011.  The provision for loan losses for the nine months ended September 30, 2012 was $2.2 million compared to $2.5 million for the same period in 2011 and $635,000 for the three months ended September 30, 2012 compared to $1.0 million for the three months ended September 30, 2011.  The allowance for loan losses at September 30, 2012 was $13.9 million or 2.01% of total loans outstanding, excluding loans held for sale, compared to $14.6 million and 2.18% at December 31, 2011.

The following table presents information on the Company’s nonperforming assets as of the dates indicated:

	Nonperforming Assets Middleburg Financial Corporation
	September 30,	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Nonperforming assets:
Nonaccrual loans	$22,683	$25,346	$29,386	$8,606	$6,890
Restructured loans (1)	4,302	3,853	1,254	2,096	—
Accruing loans greater than 90 days past due	860	1,233	909	908	1,117
Total nonperforming loans	$27,845	$30,432	$31,549	$11,610	$8,007
Foreclosed property	11,933	8,535	8,394	6,511	7,597
Total nonperforming assets	$39,778	$38,967	$39,943	$18,121	$15,604

Allowance for loan losses	$13,941	$14,623	$14,967	$9,185	$10,020

Nonperforming loans to period end portfolio loans	4.02%	4.53%	4.79%	1.80%	1.19%
Allowance for loan losses to nonperforming loans	50.06%	48.05%	47.44%	79.11%	125.14%
Nonperforming assets to period end assets	3.22%	3.27%	3.62%	1.86%	1.58%
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

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each period presented:

Index

Allowance for Loan Losses
	Nine Months Ended	Year Ended
	September 30, 2012	December 31, 2011
Balance, beginning of year	$14,623	$14,967
Provision for loan losses	2,156	2,884
Charge-offs:
Real estate loans:
Construction	1,521	467
Secured by 1-4 family residential	740	2,062
Other real estate loans	715	438
Commercial loans	189	180
Consumer loans	46	318
Total charge-offs	$3,211	$3,465
Recoveries:
Real estate loans:
Construction	$1	$29
Secured by 1-4 family residential	268	41
Other real estate loans	65	98
Commercial loans	9	41
Consumer loans	30	28
Total recoveries	$373	$237
Net charge-offs	2,838	3,228
Balance, end of period	$13,941	$14,623

Ratio of allowance for loan losses to portfolio loans outstanding at end of period	2.01%	2.18%
Annualized ratio of net charge offs to average portfolio loans outstanding during the period	0.55%	0.44%

The following table shows the balance of the allowance for loan losses allocated to each major loan type and the percent of loans in each category to total loans as of September 30, 2012 and December 31, 2011:

Allocation of Allowance for Loan Losses
	September 30, 2012	Percent of loans in each category to total loans	December 31, 2011	Percent of loans in each category to total loans
Commercial, financial and agricultural	$2,101	17.10%	$1,731	15.56%
Real estate construction	1,045	7.04%	897	6.29%
Real estate mortgage	10,599	74.06%	11,850	76.29%
Consumer loans	196	1.80%	145	1.86%
Totals	$13,941	100.00%	$14,623	100.00%

Non-performing Loans

Non-performing loans were $27.8 million at September 30, 2012 compared to $30.4 million at December 31, 2011.

Non-accrual loans were $22.7 million at the end of the third quarter of 2012 compared to $25.3 million as of December 31, 2011, representing a decrease of 10.3% during the first nine months of 2012.  The decrease was primarily attributable to non-accrual loans being transferred to other real estate owned during the period.

Index

Restructured Loans

Included in the "Nonperforming Assets" table above  are troubled debt restructurings (“TDRs”) that were classified as impaired.  The total balance of TDRs at September 30, 2012 was $11.5 million of which $7.2 million were included in the Company’s non-accrual loan totals at that date and $4.3 million represented loans performing as agreed according to the restructured terms. This compares with $11.2 million in total restructured loans at December 31, 2011, an increase of $0.3 million or 2.7%.  The amount of the valuation allowance related to total TDRs was $2.0 million and $1.7 million as of September 30, 2012 and December 31, 2011 respectively.

The $7.2 million in nonaccrual TDRs as of September 30, 2012 is comprised of $74,000 in real estate construction loans, $2.3 million in 1-4 family real estate loans, $4.7 million in other real estate loans, and $213,000 in consumer loans.  The $4.3 million in TDRs which were performing as agreed under restructured terms as of September 30, 2012 is comprised of $1.3 million in 1-4 family real estate loans, $2.8 million in other real estate loans and $233,000 in commercial loans.  The Company considers all loans classified as TDRs to be impaired.

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

Other Real Estate Owned

Other real estate owned, net of valuation allowance, increased by $3.4 million to $11.9 million at September 30, 2012 from $8.5 million at December 31, 2011.  The increase was primarily due to the transfer of a single large loan to Other Real Estate Owned ("OREO"). The change in balance is the net of foreclosed real estate loans  added to other real estate owned, valuation adjustments and sales of other real estate owned properties during the period.  During the nine months ended September 30, 2012, the Company received proceeds of $2.1 million from the sale of other real estate owned properties and incurred a net loss of $128,000 on the sales. Valuation adjustments to properties held in OREO were approximately $1.6 million during the nine months ended September 30, 2012.

Securities

Securities, excluding Federal Reserve and Federal Home Loan Bank stock, were $308.4 million at September 30, 2012 compared to $308.2 million at December 31, 2011, minimally changed during the period. The balance in interest-bearing bank balances increased to $63.0 million as of  September 30, 2012 versus $45.1 million at December 31, 2011.  The Company sold $39.5 million in securities, received proceeds of $71.0 million from maturities and principal payments, and purchased securities of $109.2 million for the nine months ended September 30, 2012.  No losses related to other-than-temporary impairments were recognized for the nine months ended September 30, 2012.

The Company will continue to maintain its securities portfolio as a source of liquidity and collateral.  At September 30, 2012, the year-to-date tax equivalent yield on the securities portfolio was 3.21%.

Premises and Equipment

Net premises and equipment decreased by $700,000 from $21.3 million at December 31, 2011 to $20.6 million at September 30, 2012.  The decrease is the net of the change in accumulated depreciation and additions to premises and equipment during the period.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased by $129,000 in the first nine months of 2012 to $6.0 million at September 30, 2012 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment Advisors.

Index

Other Assets

Other assets decreased by $426,000 to $36.5 million at September 30, 2012 when compared to December 31, 2011.  The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $16.4 million and net deferred tax assets in the amount of $5.4 million at September 30, 2012.

Deposits

Deposits increased by $54.6 million to $984.4 million at September 30, 2012 from $929.9 million at December 31, 2011.  Average deposits for the nine months ended September 30, 2012 increased 8.3% or $73.5 million compared to average deposits for the nine months ended September 30, 2011.  Average interest bearing deposits were $801.1 million for the nine months ended September 30, 2012 compared to $754.7 million for the nine months ended September 30, 2011.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank.  The overall balance of this product was $32.7 million at September 30, 2012 and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet.

Time deposits decreased by $30.8 million or 9.5% from December 31, 2011 to $295.1 million at September 30, 2012.  Time deposits include brokered certificates of deposit and CDARS deposits. The primary reasons for the decrease in balances of time deposits is reductions in brokered certificates of deposits as we paid off brokered  time deposits that either matured or were callable during the third quarter.  These deposit sources decreased by $27.7 million or 28.6% to $69.1 million at September 30, 2012 from the December 31, 2011 amount of $96.8 million.  The brokered certificates of deposit have maturities ranging from one month to ten years.  Securities sold under agreements to repurchase (“Repo Accounts”) increased by $1.1 million from $31.7 million at December 31, 2011 to $32.8 million at September 30, 2012.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.  All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

Short-term Borrowings and FHLB Borrowings

The Company had no overnight or short term advances from the Federal Home Loan Bank of Atlanta (“FHLB”) outstanding at September 30, 2012 or December 31, 2011.  Southern Trust Mortgage has a line of credit with a regional bank that is primarily used to fund its loans held for sale.  At September 30, 2012, this line had an outstanding balance of $17.6 million compared to $28.3 million at December 31, 2011.  The interest rate on the line of credit is based on the 30-day London Inter-Bank Offered Rate (“LIBOR”).  Southern Trust Mortgage also has a $5.0 million line of credit and a $75.0 million participation agreement with Middleburg Bank.  The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.  Long term FHLB advances were $72.9 million at September 30, 2012 compared to $82.9 at December 31, 2011.

Other Liabilities

Other liabilities increased by $696,000 to $7.6 million at September 30, 2012, when compared to December 31, 2011.

Non-controlling Interest in Consolidated Subsidiary

The Company, through Middleburg Bank owns 62.3% of the issued and outstanding membership interest units in Southern Trust Mortgage.  The remaining 37.7% of issued and outstanding membership interest units are owned by other partners.  The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.”  The non-controlling interest is reflected in total shareholders’ equity.  Southern Trust Mortgage also has preferred stock of $865,000 issued and outstanding at September 30, 2012. The Company, through Middleburg Bank owns 70.4% of the issued and outstanding preferred stock in Southern Trust Mortgage.  The remaining 29.6% of issued and outstanding preferred stock is owned by other partners.  The preferred stock held by these other partners is reflected in other liabilities.

Capital

Total shareholders’ equity, including the non-controlling interest in Southern Trust Mortgage, was $115.4 million at September 30, 2012.  This amount represents an increase of 6.9% from the December 31, 2011 amount of $108.0 million. Middleburg Financial Corporation’s shareholders’ equity, which excludes the non-controlling interest, was $112.5 million at September 30, 2012 compared to $105.9 million at December 31, 2011.  The book value of common stock was $15.96 per share at September 30, 2012 and $15.13 at December 31, 2011.  The following table shows the Company’s risk-based capital ratios as of September 30, 2012 and December 31, 2011:

Index

	September 30, 2012	December 31, 2011
Total risk-based capital ratio	15.2%	14.7%
Tier 1 risk-based capital ratio	14.0%	13.5%
Tier 1 leverage ratio	8.9%	8.8%

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.

Net interest income for the nine months ended September 30, 2012 was $28.6 million, compared to $28.0 million for the same period in 2011.  Total interest income for the nine months ended September 30, 2012 was $35.6 million compared to $36.2 million for the nine months ended September 30, 2011 representing a decrease of 1.7%.  Total interest expense was $6.9 million for the nine months ended September 30, 2012 compared to $8.2 million for the same period in 2011 representing a decrease of 15.9%.  Average earning assets increased by $99.5 million to $1.1 billion for the nine months ended September 30, 2012 from $1.0 billion for the nine months ended September 30, 2011.  Average interest bearing liabilities increased by $55.8 million or 6.4% to $928.9 million for the nine months ended September 30, 2012 when compared to the same period in 2011.

Net interest income for the three months ended September 30, 2012 was $9.2 million, compared to $9.5 million for the same period in 2011.  Total interest income for the three months ended September 30, 2012 was $11.4 million compared to $12.2 million for the three months ended September 30, 2011 representing a decrease of 6.6%.  Total interest expense was $2.2 million for the three months ended September 30, 2012 compared to $2.7 million for the same period in 2011 representing a decrease of 18.5%.  Average earning assets increased by $83.1 million to $1.2 billion for the three months ended September 30, 2012 from $1.1 billion for the three months ended September 30, 2011.  Average interest bearing liabilities increased by $44.5 million or 5.0% to $940.2 million for the three months ended September 30, 2012 when compared to the same period in 2011.

Index

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated.  Non-accrual loans are included in the loan balances.

	MIDDLEBURG FINANCIAL CORPORATION Average Balances, Income and Expenses, Yields and Rates
	Three months ended September 30,
		2012			2011
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$264,234	$1,583	2.38%	$242,906	$1,763	2.88%
Tax-exempt (1)	62,175	903	5.78%	57,800	897	6.16%
Total securities	$326,409	$2,486	3.03%	$300,706	$2,660	3.51%
Total loans (3)	$760,442	$9,189	4.81%	$724,450	$9,846	5.39%
Interest bearing deposits in other financial institutions	69,802	39	0.22%	48,355	30	0.25%
Total earning assets	$1,156,653	$11,714	4.03%	$1,073,511	$12,536	4.63%
Less: allowances for credit losses	(15,202)			(14,956)
Total nonearning assets	84,082			84,315
Total assets	$1,225,533			$1,142,870
Liabilities:
Interest-bearing deposits:
Checking	$342,360	$299	0.35%	$305,761	$530	0.69%
Regular savings	105,716	79	0.30%	99,344	175	0.70%
Money market savings	66,859	50	0.30%	58,903	98	0.66%
Time deposits:
$100,000 and over	144,566	535	1.47%	137,483	593	1.71%
Under $100,000	159,693	765	1.91%	169,087	892	2.09%
Total interest-bearing deposits	$819,194	$1,728	0.84%	$770,578	$2,288	1.18%
Short-term borrowings	6,531	74	4.51%	5,576	58	4.13%
Securities sold under agreements to repurchase	34,805	83	0.95%	36,241	84	0.92%
FHLB advances and other borrowings	79,697	305	1.52%	83,067	312	1.49%
Federal Funds Purchased	—	—	—	239	—	—
Total interest-bearing liabilities	$940,227	$2,190	0.93%	$895,701	$2,742	1.21%
Non-interest bearing liabilities
Demand Deposits	164,261			133,365
Other liabilities	6,600			7,376
Total liabilities	$1,111,088			$1,036,442
Non-controlling interest	2,920			2,189
Shareholders' equity	111,525			104,239
Total liabilities and shareholders' equity	$1,225,533			$1,142,870
Net interest income		$9,524			$9,794
Interest rate spread			3.10%			3.42%
Cost of Funds			0.79%			1.06%
Interest expense as a percent of average earning assets			0.75%			1.01%
Net interest margin			3.28%			3.62%

(1) Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2) All yields and rates have been annualized on a 366 day year for 2012 and a 365 day year for 2011.
(3) Total average loans include loans on non-accrual status and loans held for sale.

Index

	MIDDLEBURG FINANCIAL CORPORATION Average Balances, Income and Expenses, Yields and Rates
	Nine months ended September 30,
		2012			2011
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$263,981	$5,111	2.59%	$224,461	$4,985	2.97%
Tax-exempt (1)	61,867	2,726	5.89%	55,739	2,662	6.39%
Total securities	$325,848	$7,837	3.21%	$280,200	$7,647	3.65%
Total loans (3)	$751,943	$28,565	5.07%	$706,995	$29,378	5.56%
Interest bearing deposits in other financial institutions	54,772	88	0.21%	45,819	90	0.26%
Total earning assets	$1,132,563	$36,490	4.30%	$1,033,014	$37,115	4.80%
Less: allowances for credit losses	(15,071)			(14,816)
Total nonearning assets	83,114			91,379
Total assets	$1,200,606			$1,109,577
Liabilities:
Interest-bearing deposits:
Checking	$318,841	$1,017	0.43%	$295,782	$1,506	0.68%
Regular savings	105,816	290	0.37%	95,224	567	0.80%
Money market savings	60,373	156	0.35%	59,266	293	0.66%
Time deposits:
$100,000 and over	142,503	1,666	1.56%	135,973	1,831	1.80%
Under $100,000	173,559	2,338	1.80%	168,470	2,730	2.17%
Total interest-bearing deposits	$801,092	$5,467	0.91%	$754,715	$6,927	1.23%
Short-term borrowings	9,195	311	4.52%	5,687	174	4.09%
Securities sold under agreements to repurchase	33,736	250	0.99%	32,859	209	0.85%
FHLB advances and other borrowings	84,965	889	1.40%	79,844	914	1.53%
Federal Funds Purchased	1	—	—	56	—	—
Total interest-bearing liabilities	$928,989	$6,917	0.99%	$873,161	$8,224	1.26%
Non-interest bearing liabilities
Demand Deposits	153,069			125,979
Other liabilities	6,557			7,081
Total liabilities	$1,088,615			$1,006,221
Non-controlling interest	2,504			2,458
Shareholders' equity	109,487			100,898
Total liabilities and shareholders' equity	$1,200,606			$1,109,577
Net interest income		$29,573			$28,891
Interest rate spread			3.31%			3.54%
Cost of Funds			0.85%			1.10%
Interest expense as a percent of average earning assets			0.82%			1.06%
Net interest margin			3.49%			3.74%

(1)   Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2)  All yields and rates have been annualized on a 366 day year for 2012 and a 365 day year for 2011.
(3)  Total average loans include loans on non-accrual status and loans held for sale.

Index

For the nine months ended September 30, 2012, interest and fees from loans was $28.6 million compared to $29.4 million for the nine months ended September 30, 2011. For the three months ended September 30, 2012, interest and fees from loans was $9.2 million compared to $9.8 million for the three months ended September 30, 2011. The tax equivalent weighted average yield of loans decreased 49 basis points from 5.56% for the nine months ended September 30, 2011 to 5.07% for the nine months ended September 30, 2012.

For the nine month period ended September 30, 2012, interest income from the securities portfolio and invested liquid funds increased by $166,000 to $7.0 million compared to the same period in 2011.  For the three month period ended September 30, 2012, interest income from the securities portfolio and invested liquid funds decreased by $167,000 to $2.2 million compared to the same period in 2011.  The tax equivalent yield on securities for the nine months ended September 30, 2012 decreased 44 basis points to 3.21% compared to 3.65% for the nine months ended September 30, 2011.

The decline in loan yields was primarily related to the following factors:

•
A one time reversal of accrued interest income during the quarter for certain loans that were placed on non accrual. We estimate the reduction in annualized total yield on loans for the quarter due to this one time reversal to be 9.5 basis points.

•
Balances of lower yielding held-for-sale mortgage loans increased more than did balances of commercial loans which tend to have higher yields. This lowered the overall weighted average loan yield for the quarter.

•	Accelerated premium amortizations for purchased loans due to faster prepayments during the quarter.

The decline in yield for securities was related to the following factors:

•	Lower yields on very short duration investments that were purchased during the quarter
•	Accelerated amortizations of premiums on mortgage and asset backed securities during the quarter due to faster prepayments.
•
We also sold some securities during the quarter in a continuing effort to rebalance the investment portfolio. We recognized gains on the sale of the securities but since the proceeds were not immediately reinvested back into the portfolio, the net effect was a decline in yield for the securities portfolio.

We also took actions during the third quarter to reduce our cost of funds. Rates paid on interest bearing deposits were reduced.  Furthermore, we paid off brokered time deposits that either matured or were callable during the third quarter. While those actions reduced interest expense, most of the maturities and calls of brokered time deposits occurred in the last month of the quarter. Since the rate reductions were not in effect for the entire quarter, the reduction in interest expense was somewhat muted.

Interest expense on deposits was $5.5 million for the nine months ended September 30, 2012 and  $1.7 million for the three months ended September 30, 2012.  Interest expense on deposits for the nine months ended September 30, 2012, decreased by $1.5 million or 21.0% compared to the same period in 2011.  Interest expense on deposits for the three months ended September 30, 2012 decreased by $559,000 or 24.4% compared to the same period in 2011.  For the nine months ended September 30, 2012, average deposits increased by $73.5 million to $954.2 million compared to the same period in 2011.  The mix of demand and savings deposits versus time deposits changed to 70.0% in demand and savings deposits, and 30.0% in time deposits at September 30, 2012.  At December 31, 2011, the mix was 64.9% in savings and demand deposits, versus 35.1% in time deposits.

Interest expense for securities sold under agreements to repurchase increased to $250,000 for the nine months ended September 30, 2012 from $209,000 for the nine months ended September 30, 2011.  Interest expense related to short-term borrowings increased  by $137,000 from $174,000 for the nine months ended September 30, 2011 to $311,000 for the nine months ended September 30, 2012.  Interest expense related to FHLB advances and other debt decreased by $25,000 from $914,000 for the nine months ended September 30, 2011 to $889,000 for the nine months ended September 30, 2012.

Interest expense for securities sold under agreements to repurchase decreased to $83,000 for the three months ended September 30, 2012 from $84,000 for the three months ended September 30, 2011.  Interest expense related to short-term borrowings increased by $16,000 from $58,000 for the three months ended September 30, 2011 to $74,000 for the three months ended September 30, 2012.  Interest expense related to FHLB advances and other debt decreased by $7,000 from $312,000 for the three months ended September 30, 2011 to $305,000 for the three months ended September 30, 2012. The average rate on wholesale borrowings (excluding brokered deposits) increased during the third quarter, even as the balances of wholesale borrowings (excluding brokered deposits) declined, as we paid off maturing short term FHLB advances. Since the rate on the

Index

short term advances was lower than the rates on the remaining longer term advances, the removal of the short term advance resulted in a higher average rate for the remaining portfolio of advances.

Average balances in interest checking, regular savings and money market accounts increased by $34.7 million when comparing the nine months ended September 30, 2012 to the same period in 2011.  The weighted average cost of these accounts for the nine months ended September 30, 2012 and 2011 was 0.40% and 0.70%, respectively.  The average balance of certificates of deposits increased by $11.6 million when comparing the nine months ended September 30, 2012 to the nine months ended  September 30, 2011. The weighted average cost of the Company’s certificates of deposits decreased by 31 basis points to 1.69% for the nine months ended September 30, 2012 versus 2.00% the nine months ended September 30, 2011.

The net interest margin, on a tax equivalent basis, was 3.49% for the nine months ended September 30, 2012 compared to 3.74% for the nine-month period ended September 30, 2011.  The net interest margin, on a tax equivalent basis, was 3.28% for the three months ended September 30, 2012 compared to 3.62% for the three-month period ended September 30, 2011.  The average yield on earning assets was 4.03% for the quarter ended September 30, 2012 compared to  4.63% for the quarter ended September 30, 2011, representing a decrease of 60 basis points from the quarter ended September 30, 2011. The decrease in yields on earning assets from the quarter ended September 30, 2011 reflected a decrease of 48 basis points in the yield of the securities portfolio and a 58 basis point decrease in yields for the loan portfolio. The drop in net interest margin for the quarter ended September 30, 2012 compared to the previous quarter was principally due to a reduction in net interest income coupled with an increase in average earning assets during the quarter.

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

Reconciliation of Net Interest Income to
Tax Equivalent Net Interest Income

	For the three months ended September 30,
	2012	2011
GAAP measures:	(in thousands)
Interest Income – Loans	$9,189	$9,846
Interest Income - Investments & Other	2,218	2,385
Interest Expense – Deposits	1,728	2,287
Interest Expense - Other Borrowings	462	454
Total Net Interest Income	$9,217	$9,490
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	307	304
Total Tax Benefit Realized on Non-Taxable Interest Income	$307	$304
Total Tax Equivalent Net Interest Income	$9,524	$9,794

Index

	For the nine months ended September 30,
	2012	2011
GAAP measures:	(in thousands)
Interest Income – Loans	$28,565	$29,378
Interest Income - Investments & Other	6,998	6,832
Interest Expense – Deposits	5,467	6,927
Interest Expense - Other Borrowings	1,450	1,297
Total Net Interest Income	$28,646	$27,986
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	927	905
Total Tax Benefit Realized on Non-Taxable Interest Income	$927	$905
Total Tax Equivalent Net Interest Income	$29,573	$28,891

Other Income

Other income includes, among other items,  income from the Company’s 62.3% ownership interest in Southern Trust Mortgage, LLC. Other income also includes fees generated by the retail banking and investment services departments of the Bank and by Middleburg Trust Company.  Other income increased 50.3% to $21.5 million for the nine months ended September 30, 2012 compared to $14.3 million for the same period in 2011 and increased 42.3% to $8.3 million  for the three months ended September 30, 2012 compared to $5.8 million for the second quarter of 2011.

The revenues and expenses of Southern Trust Mortgage for the three and nine months ended September 30, 2012 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Non-controlling Interest in Consolidated Subsidiary.” Southern Trust Mortgage originated $251.2 million in mortgage loans during the quarter ended September 30, 2012 compared to $212.2 million originated during the quarter ended September 30, 2011.  Originations for the nine months ended September 30, 2012 were $695.8 million versus $501.7 million originated during the nine months ended September 30, 2011.  Gains on mortgage loan sales increased by 60.2% when comparing the quarter ended September 30, 2012 to the quarter ended September 30, 2011 and by 80.2% when comparing the nine months ended September 30, 2012 to September 30, 2011.

Trust and investment service fees earned by Middleburg Trust Company (“MTC”) increased by 3.8% when comparing the nine months ended September 30, 2012 compared to the same period ended September 30, 2011.  Trust and investment service fees earned by Middleburg Trust Company (“MTC”) decreased by 0.4% when comparing the three months ended September 30, 2012 compared to the quarter ended September 30, 2011.  Trust and investment service fees are based primarily upon the market value of the accounts under administration.  Total consolidated assets under administration by MTC were at $1.3 billion at September 30, 2012, an increase of 4.9% relative to December 31, 2011 and an increase of 8.3% relative to September 30, 2011.

Service charges on deposits increased 4.6% to $1.6 million for the nine months ended September 30, 2012  compared to $1.5 million for the nine months ended September 30, 2011.   Service charges on deposits increased 3.5% to $557,000 for the three months ended September 30, 2012 compared to $538,000 for the three months ended September 30, 2011.

The Company sold $39.5 million in securities and purchased $109.2 million in securities during the nine months ended September 30, 2012.  The Company realized a net gain of $452,000 on the sale of securities in the nine months ended September 30, 2012.

In connection with the preparation of the financial statements included in this Form 10-Q, the Company concluded that there were no securities with other-than-temporary impairment within its portfolio as of September 30, 2012.  Accordingly, during the nine months ended September 30, 2012, no credit related impairment losses were recognized by the Company compared to $22,000 recognized for the nine months ended September 30, 2011.  The Company previously held trust preferred securities in its portfolio that were identified as other-than-temporarily impaired.  These securities were sold during the quarter ended June 30, 2012 with a recognized net loss of approximately $142,000.

Commissions on investment sales increased by $96,000 or 32.8% to $389,000 for the nine months ended September 30, 2012, compared to $293,000 for the nine months ended September 30, 2011. Commissions on investment sales increased by $17,000

Index

or 17.0% to $117,000 for the three months ended September 30, 2012, compared to $100,000 for the three months ended September 30, 2011.

Income earned from the Bank’s $16.4 million investment in Bank Owned Life Insurance (BOLI) contributed $363,000 to total other income for the nine months ended September 30, 2012.  The Company purchased $6.0 million of BOLI in the third quarter of 2004, $4.8 million in the fourth quarter of 2004, $485,000 in the second quarter of 2007, $453,000 in the fourth quarter of 2009, and $682,000 in the second quarter of 2010 to help subsidize increasing employee benefit costs and expenses related to the restructure of its supplemental retirement plans.

Other service charges, commissions and fees increased by 12.7% to $391,000 for the nine months ended September 30, 2012, compared to $347,000 for the same period in 2011.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total other expense increased by $5.5 million from $34.9 million for the nine months ended September 30, 2011 to $40.5 million for the nine months ended September 30, 2012.  When taken as a percentage of total average assets on an annualized basis, other expense was 4.5% of total average assets for the nine months ended September 30, 2012 versus 4.2% for the same period in 2011.   Total other expense increased by $1.6 million from $12.2 million for the three months ended September 30, 2011  to $13.8 million for the three months ended September 30, 2012.

Salaries and employee benefit expenses increased by $2.5 million or 12.6% when comparing the first nine months of 2012 to the same period ended September 30, 2011.  Salaries and employee benefit expenses increased by $376,000 or 5.4% when comparing the  three months ended September 30, 2012 to the same period ended September 30, 2011.

Net occupancy expense increased by $249,000 or 5.0% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Net occupancy expense increased by $32,000 or 1.9% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase is the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Other tax expense increased by 0.7% to $611,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Other tax expenses were $203,000 for the three months ended September 30, 2012  compared to $205,000 for the three months ended September 30, 2011. The other tax expenses is franchise taxes paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax.  The tax is based on each subsidiary’s equity capital at January 1st of each year, net of adjustments.

Advertising expense increased by $512,000 to $1.4 million for the nine months ended September 30, 2012 compared to $887,000 for the nine months ended September 30, 2011. Advertising expense increased by $206,000 to $652,000 for the three months ended September 30, 2012 compared to $446,000 for the three months ended September 30, 2011.

Other real estate owned expense increased by $1.0 million to $2.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Other real estate owned expense increased by $817,000 to $1.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in expenses was primarily due to increases in legal expenses related to foreclosure, valuation adjustments and losses on the sales of these assets.

FDIC insurance expense decreased by $228,000 to $781,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  FDIC insurance expense increased by $18,000 to $262,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease in FDIC insurance expense for the  nine month period occurred because of a change in expense calculation methods implemented by the FDIC during 2011.

Other expenses increased 28.9% or $1.4 million to $6.5 million for the nine months ended September 30, 2012 compared to the same period in 2011.  This increase is primarily a result of a $1.125 million one-time charge in the first quarter of 2012 associated with a settlement agreement entered into with one of Southern Trust Mortgage's mortgage correspondents related to the loan purchase agreement between the two parties. This one-time settlement agreement provided for the release of known and unknown claims prior to December 31, 2009, by the mortgage correspondent in exchange for aggregate cash payments of $1.125 million.  Other expenses increased 11.5% or $194,000 to $1.9 million for the three months ended September 30, 2012 compared to the same period in 2011.

Index

Allowance for Loan Losses

The allowance for loan losses at September 30, 2012 was $13.9 million, or 2.01% of total portfolio loans, compared to $14.6 million, or 2.18% of total portfolio loans at December 31, 2011.  The provision for loan losses was $2.2 million for the nine months ended September 30, 2012, compared to $2.6 million for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, net loan charge-offs totaled $2.8 million compared to net loan charge-offs of $3.2 million for the same period in 2011.  The provision for loan losses was $635,000 for the three months ended September 30, 2012, compared to $1.0 million for the three months ended September 30, 2011.  For the three months ended September 30, 2012, net loan charge-offs totaled $1.6 million compared to net loan charge-offs of $973,000 for the same period in 2011.  There were $860,000 in loans past due 90 days or more and still accruing at September 30, 2012, compared to $1.2 million at December 31, 2011.  Non-performing loans were $27.8 million at September 30, 2012, compared to $30.4 million at December 31, 2011.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at September 30, 2012.  Loans classified as loss, doubtful, substandard and special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.  Approximately $2.0 million has been included in the allowance for loan losses related to total restructured loans.

Non-performing assets increased from $39.0 million or 3.3% of total assets at December 31, 2011 to $39.8 million or 3.2% of total assets as of September 30, 2012.   Non-accrual loans decreased from $25.3 million at December 31, 2011 to $22.7 million at September 30, 2012.

Capital Resources

Total shareholders’ equity at September 30, 2012 and December 31, 2011 was $115.4 million and $108.0 million, respectively.  Total common shares outstanding at September 30, 2012 were 7,052,554.

At September 30, 2012, the Company’s Tier 1 and total risk-based capital ratios were 14.0% and 15.2%, respectively, compared to 13.5% and 14.7% at December 31, 2011.  The Company’s leverage ratio was 8.9% at September 30, 2012 compared to 8.8% at December 31, 2011.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which enables it to take advantage of business opportunities and indicates it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines totaled $24.0 million, none of which were outstanding at September 30, 2012.  At September 30, 2012 and December 31, 2011, the Company had $32.7 million and $31.7 million, respectively, of outstanding borrowings pursuant to repurchase agreements.

The Company has a credit line at the Federal Home Loan Bank of Atlanta with available borrowing capacity of $64.8 million as of September 30, 2012.  This line may be utilized for short and/or long-term borrowing.  The Company utilized the credit line for both overnight and long-term funding throughout the first nine months of 2012.  Southern Trust Mortgage has a revolving line of credit with a regional bank having a credit limit of $24.0 million.  This line is primarily used to fund its loans held for sale.    Middleburg Bank guarantees up to $10 million of borrowings on this line.  At September 30, 2012, the line had an outstanding balance of $17.6 million and is included in total short-term borrowings on the Company’s balance sheet.

At September 30, 2012, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 47.9% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit (excluding standby letters of credit) decreased $4.5 million to $87.6 million at September 30, 2012 compared to $92.0 million at December 31, 2011.  Commitments to extend credit are agreements to lend to a customer as

Index

long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $3.8 million at September 30, 2012 representing an increase of $2.0 million from December 31, 2011.

Contractual obligations, representing FHLB advance obligations, operating leases, and capital notes, decreased $12.4 million to $108.4 million at September 30, 2012 compared to $120.8 million at December 31, 2011.   These results do not include changes in certificates of deposit and short-term borrowings.   Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the Company’s 2011 Form 10-K.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  The results of the simulation are dependent upon assumptions and parameters within the model used which change from time to time based on historical interest

Index

rate relationships, current market conditions, and anticipated future market conditions.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.  The model prepared for September 30, 2012 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet excluding the assets of Southern Trust Mortgage.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  A parallel shift in rates over a 12-month period is assumed.  The following reflects the Company’s net interest income sensitivity analysis as of September 30, 2012 and December 31, 2011.

	Estimated Net Interest Income Sensitivity
Rate Change	As of September 30, 2012	As of December 31, 2011
+ 200 bp	3.0%	—%
- 200 bp	(11.0)%	(10.0)%

At September 30, 2012, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could increase by 3.0% on average over the next 12 months.  For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 11.0% on average over the next 12 months.  While these numbers are subjective based upon the assumptions and parameters used within the model, management believes the balance sheet is properly structured to minimize interest rate risk in the future.

Based upon a September 30, 2012 simulation, the Company could expect an average positive impact to net interest income of $1.2 million over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $4.2 million over the next 12 months.

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

Index
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

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date:	November 9, 2012	/s/ Gary R. Shook
Gary R. Shook
President & Chief Executive Officer

Date:	November 9, 2012	/s/ Raj Mehra
Raj Mehra
Executive Vice President
& Chief Financial Officer

Index

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.