Form 10-K
period 2012-12-31
MIDDLEBURG FINANCIAL CORP
filed 2013-03-18
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2012

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
S
ecurities registered pursuant to Section 12(g) of the Act:
 None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section  15(d) of the Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $119,893,418

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  7,052,554 shares of Common Stock as of February 28, 2013

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders – Part III

2

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

Middleburg Bank

Middleburg Bank opened for business on July 1, 1924 and has continuously offered banking products and services to surrounding communities since that date.  Middleburg Bank has twelve full service facilities and one limited service facility.  The main office is located at 111 West Washington Street, Middleburg, Virginia 20117.  Middleburg Bank has two full service facilities and one limited service facility in Leesburg, Virginia.  Other full service facilities are located in Ashburn, Gainesville, Marshall, Purcellville, Reston, Richmond, Warrenton, and Williamsburg, Virginia.

Middleburg Bank serves the Virginia counties of Loudoun, Fairfax, Fauquier and western Prince William as well as the Town of Williamsburg and the City of Richmond.  Loudoun County is in northwestern Virginia and included in the Washington-Baltimore metropolitan statistical area.  According to the latest available U.S. Census Bureau data, the county's estimated population was approximately 312,311.  The local economy is driven by service industries, including but not limited to, professional and technical services requiring a high skill level; federal, state and local government; construction; and retail trade.  Fairfax County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area.  According to the latest data from the U.S. Census Bureau, the county's population was 1,081,726.  The local economy is driven by service industries and federal, state and local governments.  Fauquier County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area.  Fauquier County's estimated population as of the latest census was 65,203 according to  the U.S. Census Bureau.  The local economy is driven by service industries and agriculture.  Prince William County is in northern Virginia and is included in the Washington-Baltimore metropolitan statistical area.  Prince William County's estimated population was 402,002 according the U.S. Census Bureau. Williamsburg is in the Tidewater region of Virginia and has an estimated population of 14,068 according to U.S. Census Bureau, while the surrounding area (James City County) has an estimated population of 67,009.  The city of Richmond has an estimated population of 204,214 according to the U.S. Census Bureau while the Richmond metropolitan statistical area has a population of 1,258,251.

Middleburg Bank has one wholly owned subsidiary, Middleburg Bank Service Corporation.  Middleburg Bank Service Corporation is a partner in two limited liability companies, Bankers Title Shenandoah, LLC, which sells title insurance through its members, and Bankers Insurance, LLC, which acts as a broker for insurance sales for its member banks.  Middleburg Bank Service Corporation has an ownership interest in Infinex Financial Group.  Infinex Financial Group acts as a broker-dealer for sales of investment products to clients of its member banks.

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

Middleburg Trust Company is chartered under Virginia law and opened for business in January 1994.  Its main office is located at 821 East Main Street, Richmond, Virginia, 23219.  Middleburg Trust Company serves primarily the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan.  Richmond is the capital of the Commonwealth of Virginia, and the city of Richmond has an estimated population of 204,214 according to the U.S. Census Bureau, while the Richmond metropolitan statistical area has an estimated population of 1,258,251.  In 2008, Middleburg Trust Company opened an office in Williamsburg, Virginia.  According to the 2010 U.S. Census, Williamsburg has an estimated population of 14,068, while the surrounding area (James City County) has an estimated population of  67,009. Middleburg

3

Trust Company also serves the counties of Fairfax, Fauquier and Loudoun with staff available to several of Middleburg Bank's facilities.

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

Employees

As of December 31, 2012, the Company and its subsidiaries had a total of 410 full time equivalent employees, including 195  employees at Southern Trust Mortgage.  The Company considers relations with its employees to be excellent.  The Company’s employees are not represented by a collective bargaining unit.

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

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pay Middleburg Trust Company a monthly fee.  During 2012, Middleburg Bank paid interest to Middleburg Trust Company and Southern Trust Mortgage on deposit accounts that each company had at Middleburg Bank.  Southern Trust Mortgage has an outstanding line of credit for which it pays interest to Middleburg Bank.  Middleburg Bank provides office space and data processing services to Southern Trust Mortgage for which it receives rental and fee income.  Middleburg Trust Company pays the Company a management fee each month for accounting and other services provided.  Transactions related to these relationships are eliminated to reach consolidated totals.

4

The following tables present segment information for the years ended December 31, 2012 , 2011 and 2010.

	2012
	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$46,095	$10	$2,740	$(1,822)	$47,023
Wealth management fees	—	4,409	—	(140)	4,269
Other income	3,895	—	21,787	(497)	25,185
Total operating income	49,990	4,419	24,527	(2,459)	76,477
Expenses:
Interest expense	8,433	—	2,213	(1,822)	8,824
Salaries and employee benefits	15,678	2,208	12,531	—	30,417
Provision for loan losses	3,410	—	28	—	3,438
Other expense	17,413	1,300	5,766	(637)	23,842
Total operating expenses	44,934	3,508	20,538	(2,459)	66,521
Income before income taxes and non-controlling interest	5,056	911	3,989	—	9,956
Income tax expense	1,593	373	—	—	1,966
Net income	3,463	538	3,989	—	7,990
Non-controlling interest in consolidated subsidiary	—	—	(1,504)	—	(1,504)
Net income attributable to Middleburg Financial Corporation	$3,463	$538	$2,485	$—	$6,486
Total assets	$1,216,813	$6,416	$94,282	$(80,730)	$1,236,781
Capital expenditures	947	—	98	—	1,045
Goodwill and other intangibles	—	4,150	1,867	—	6,017

5

	2011
	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$47,080	$14	$2,931	$(1,389)	$48,636
Wealth management fees	—	4,150	—	(121)	4,029
Other income	3,521	—	12,543	(131)	15,933
Total operating income	50,601	4,164	15,474	(1,641)	68,598
Expenses:
Interest expense	10,374	—	1,706	(1,389)	10,691
Salaries and employee benefits	15,390	2,369	9,614	—	27,373
Provision for loan losses	3,141	—	(257)	—	2,884
Other expense	15,531	1,232	5,127	(252)	21,638
Total operating expenses	44,436	3,601	16,190	(1,641)	62,586
Income (loss) before income taxes and non-controlling interest	6,165	563	(716)	—	6,012
Income tax expense	1,230	120	—	—	1,350
Net income (loss)	4,935	443	(716)	—	4,662
Non-controlling interest in consolidated subsidiary	—	—	298	—	298
Net income (loss) attributable to Middleburg Financial Corporation	$4,935	$443	$(418)	$—	$4,960
Total assets	$1,262,358	$5,975	$101,876	$(177,349)	$1,192,860
Capital expenditures	1,197	3	151		1,351
Goodwill and other intangibles	—	4,322	1,867	—	6,189

6

	2010
	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$47,098	$9	$2,315	$(1,391)	$48,031
Wealth management fees	—	3,782	—	(103)	3,679
Other income	2,703	—	14,141	(11)	16,833
Total operating income	49,801	3,791	16,456	(1,505)	68,543
Expenses:
Interest expense	13,783	—	1,782	(1,390)	14,175
Salaries and employee benefits	12,887	2,588	8,628	—	24,103
Provision for loan losses	11,122	—	883	—	12,005
Other expense	17,589	1,356	4,318	(115)	23,148
Total operating expenses	55,381	3,944	15,611	(1,505)	73,431
Income (loss) before income taxes
and non-controlling interest	(5,580)	(153)	845	—	(4,888)
Income tax expense (benefit)	(2,575)	13	—	—	(2,562)
Net income (loss)	(3,005)	(166)	845	—	(2,326)
Non-controlling interest in consolidated subsidiary	—	—	(362)	—	(362)
Net income (loss) attributable to Middleburg Financial Corporation	$(3,005)	$(166)	$483	$—	$(2,688)
Total assets	$1,081,231	$5,931	$70,512	$(53,107)	$1,104,567
Capital expenditures	852	—	87		939
Goodwill and other intangibles	—	4,493	1,867	—	6,360

Competition

The Company’s commercial and retail banking segment faces significant competition for both loans and deposits.  Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders.  Its most direct competition for deposits has historically come from commercial banks, credit unions, savings banks, savings and loan associations and other financial institutions.  Based upon total deposits at June 30, 2012, as reported to the Federal Deposit Insurance Corporation (the “FDIC”), the Company has the largest share of deposits among banking organizations operating in Loudoun County, Virginia, with 17.18% of the nearly $4.7 billion in deposits in the County.  The Company's Reston location, as of the latest FDIC report, has 1.82% of the $2.9 billion in deposits in the Reston market.  The Company's market share among banking organizations operating in Fauquier County, as of the latest FDIC report, is 5.31% of the $1.3 billion in deposits.  The Company's Williamsburg location has 2.89% of the $933 million in deposits in James City County, as of the latest FDIC report. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

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

In the normal course of business, Middleburg Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements including commitments to extend credit.  At December 31, 2012, commitments to extend credit totaled $78.3 million.

Construction Lending

Middleburg Bank makes local construction loans, primarily residential, and land acquisition and development loans.  The construction loans are primarily secured by residential houses under construction and the underlying land for which the loan was obtained.  At December 31, 2012, construction, land and land development loans outstanding were $50.2 million, or 6.3%, of  total loans including loans held for sale.  These loans are concentrated primarily in the Loudoun, Fairfax and Fauquier County, Virginia markets.  The average life of a construction loan is approximately 12 months and will reprice monthly to meet the market, typically the prime interest rate plus one percent.  Because the interest rate charged on these loans floats with the market, the construction loans help the Company in managing its interest rate risk.  Construction lending entails significant additional risks, compared with residential mortgage lending.  Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To mitigate the risks associated with construction lending, Middleburg Bank generally limits loan amounts to 75% to 85% of appraised value, in addition to analyzing the creditworthiness of its borrowers.  Middleburg Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrowing entity’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields.  To manage these risks, Middleburg Bank generally obtains appropriate collateral and personal guarantees from the borrowing entity’s principal owners and monitors the financial condition of its business borrowers.  Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable.  In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself.  Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.  Middleburg Bank has an outside third party loan review and monitoring process to regularly assess the repayment ability of commercial borrowers.  At December 31, 2012, commercial loans totaled $118.6 million, or  15.0% of total loans.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in Middleburg Bank’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches.  At December 31, 2012, commercial real estate loans aggregated $254.9 million, or 32.2% of Middleburg Bank’s total outstanding loans including loans held for sale on that date.

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

At December 31, 2012, $260.6 million, or 32.9%, of Middleburg Bank’s total outstanding loans consisted of one-to four-family residential real estate loans and home equity lines. Additionally, $82.1 million of one-to-four family residential real estate loans were included in the bank's loans held for sale account at December 31, 2012.  Of the $260.6 million portfolio one-to-four family real estate loans, $161.4 million were fixed rate mortgages while the remaining $99.2 million were adjustable rate mortgages.   The fixed rate loans are typically 3, 5, 7 or 10 year balloon loans amortized over a 30 year period.  Middleburg Bank has about $84.5 million in fixed rate loans that have maturities of 15 years or greater.  Approximately $59.5 million of fixed rate loans have maturities of 5 years or less.

In connection with residential real estate loans, Middleburg Bank requires title insurance, hazard insurance and if required, flood insurance.  Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction.

Consumer Lending

Middleburg Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans.  At December 31, 2012, Middleburg Bank had consumer loans of $13.3 million million or  1.7% of total gross loans.  Such loans are generally made to customers with whom Middleburg Bank has a pre-existing relationship.  Middleburg Bank currently originates all of its consumer loans in its geographic market area.  Most of the consumer loans are tied to the prime lending rate and reprice monthly.

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

Payment of Dividends

The Company is a legal entity separate and distinct from its banking and non-banking subsidiaries.  The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries.  Middleburg Bank is subject to laws and regulations that limit the amount of dividends it can pay.  In addition, both the Company and Middleburg Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Company does not expect that any of these laws, regulations or policies will materially affect the ability of Middleburg Bank to pay dividends.  During the year ended December 31, 2012, Middleburg Bank and Middleburg Investment Group paid $1.7 million and $200,000 respectively in dividends to the Company.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice.  The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of Middleburg Bank are insured by the FDIC up to the limits set forth under applicable law.  The deposits of Middleburg Bank are subject to the deposit insurance assessments of the Deposit Insurance Fund (“DIF”) of the FDIC.

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

The maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000.  Also, all funds in a non-interest-bearing transaction account were temporarily insured in full by the FDIC through December 31, 2012 under the Temporary Account Guarantee  program ("TAG").

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

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits.  NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at an institution.  For net transaction accounts in 2013, the first $12.4 million will be exempt from reserve requirements.  A three percent reserve ratio will be assessed on net transaction accounts over $12.4 million up to and including $67.1 million, compared to over $11.5 million up to and including $59.5 million in 2012.  A ten percent reserve ratio will be applied above $67.1 million in 2013, compared to above $59.5 million in 2012.  These percentages are subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

Community Reinvestment Act

Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practices.  The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs.  Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard.  Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution.  An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

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

15

•
Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance and  provided unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts.

•
Interest on Demand Deposits.  The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, including business transaction and other accounts.

•
Interchange Fees.  The Dodd-Frank Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers.  The Federal Reserve implemented these regulations in 2011.  While banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, it is likely that all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

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

•
Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency, the Consumer Financial Protection Bureau (“CFPB”) having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

•
Derivative transactions.  The Dodd-Frank Act and regulations that have been implemented thereunder also may limit or place significant burdens and compliance and other costs on arranging and participating in certain types of swap and derivate transactions, including requirements for central clearing, exchange trading and transaction reporting for swaps and derivate transactions and new margin requirements for uncleared swaps.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

Basel III Proposed Capital Rules

In June 2012, the Federal Reserve, the FDIC and the OCC jointly issued proposed rules that would revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to be consistent with the agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).

Among other things, the proposed rules establish a new common equity tier 1 (“CET1”) minimum capital requirement, introduce a “capital conservation buffer” and raise minimum risk-based capital requirements.  Basel III establishes the CET1 to risk-weighted assets to 4.5%, and a capital conservation buffer of an additional 2.5%, raising the target CET1 to risk-weighted assets ratio to 7%.  It requires banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus the capital conservation buffer effectively resulting in Tier 1 capital ratio of 8.5%.  Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%.  Institutions that do not maintain the required capital buffer would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.

The proposed rules also introduce new methodologies for determining risk-weighted assets, including higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules indicate that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.  However, the regulatory agencies have recently indicated that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013 and implementation has been delayed indefinitely.

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

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities.  Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage and home equity loans in the secondary market.  We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it.  Based on our asset/liability position at December 31, 2012, a rise in interest rates would increase our net interest income slightly in the short term.  Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

For mortgage banking activities, we manage the majority of our interest rate risk by locking in the interest rate for each mortgage loan with our correspondents (investors) and borrowers at the same time, which is a “best efforts” delivery process. In 2012, we changed the delivery process on a small portion of our mortgage loans to incorporate a “mandatory delivery” process. Under  mandatory delivery the interest rate risk associated with a rate lock on a mortgage loan shifts from the investor back to the Company. We will hedge the portion of the mortgage loans that are committed to mandatory delivery.  However, to the extent we adopt the mandatory delivery process and interest rates are volatile, the Company's interest income could be adversely impacted if  the interest rate hedges do not function as expected. In 2013, we will continue to hedge the mortgage loans that are committed to mandatory delivery.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans.  Many of our loans are secured by real estate (both residential and commercial) in our market area.  At December 31, 2012, approximately 35.9% and 36.7% of our $709.5 million total loan portfolio were secured by commercial and residential real estate, respectively.  A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could negatively impact us.  While we are in one of the fastest growing real estate markets in the United States, risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully.  We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

We may be subject to more stringent capital requirements, which could adversely affect our results of operations and future growth.

In June 2012, federal regulators issued proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  Many of these proposals could be applicable to us when adopted and effective, and if adopted in their current proposed form will add and change the definitions of “capital” for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes, and the right-weighting of various assets.  The regulators have indefinitely delayed the start date for the Basel III capital rules.  If implemented in their current form, however, these proposals could impact our capital treatment and the amount of capital required to support our business, especially on a risk-weighted basis. These increased capital requirements could adversely affect our results of operations and future growth opportunities.

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

Our directors and executive officers beneficially own 5.30% of our common stock and may purchase additional shares of our common stock by exercising vested stock options.  By voting against a proposal submitted to shareholders, the directors and officers may be able to make approval more difficult for proposals requiring the vote of shareholders such as mergers, share exchanges, asset sales and amendment to the Company’s articles of incorporation.

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

Revenue from our mortgage lending investment is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates, the competitive and regulatory environment or new legislation and may adversely impact our profits.

Our mortgage banking subsidiary, Southern Trust Mortgage, has provided a significant portion of our consolidated business and maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors. For the fiscal year ended December 31, 2012, Southern Trust Mortgage produced net income of approximately $2.5 million attributable to Middleburg Financial Corporation. Loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates and decreased refinancing activity.

Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect Southern Trust Mortgage’s mortgage originations and, consequently, reduce its income from mortgage lending activities. In addition, changes to the competitive or regulatory environment or new legislation, including proposed legislation that would require Southern Trust Mortgage to retain five percent of the credit risk of securitized exposures, could adversely affect its operations.

We could also experience a reduction in the carrying value of our equity investment in Southern Trust Mortgage if Southern Trust Mortgage operations are negatively impacted. The carrying value for Southern Trust Mortgage at December 31, 2012 was approximately $7.9 million, including a goodwill balance of $1.9 million. A reduction in our carrying value could negatively impact our net income through an impairment expense.

Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain of these cases where Southern Trust Mortgage has originated loans and sold them to investors, it may be required to repurchase loans or provide a financial settlement to investors if it is proved that the borrower failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. Such repurchases or settlements would also adversely affect our net income.

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

As a financial institution, we are heavily regulated at the state and federal levels.  As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices.  In July 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act includes significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank.  Many of the provisions of the Dodd-Frank Act have begun to be or will be implemented over the next several years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies.  Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rulemaking and interpretation, we cannot predict the full effect of this legislation on our businesses, financial condition or results of operations.  Among other things, the Dodd-Frank Act and the regulations implemented thereunder could limit debit card interchange fees, increase FDIC assessments, impose new requirements on mortgage lending, and establish more stringent capital requirements on bank holding companies.  As a result of these and other provisions in the Dodd-Frank Act, we could experience additional costs, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations.

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

The limit on FDIC coverage has been increased to $250,000 for all accounts.  In addition, the costs associated with bank resolutions or failures have substantially depleted the DIF.  As a result, the FDIC has implemented a new methodology by which it will assess premium amounts.  The FDIC adopted a final rule effective April 1, 2011, to change the FDIC’s assessment rates as well as providing that the assessment base will be the institution’s average consolidated total assets less its average tangible equity.  Although the burden of replenishing the DIF will be placed primarily on institutions with assets greater than $10 billion, we expect higher annual deposit insurance assessments than we historically incurred before the financial crisis began several years ago.  Any future increases in required deposit insurance premiums or special assessments could have a significant adverse impact on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters, and that of Middleburg Bank, is located at 111 West Washington Street, Middleburg, Virginia, 20117.  The Company’s subsidiaries own or lease various other offices in the counties and municipalities in which they operate.  At December 31, 2012, Middleburg Bank operated 12 branches in the Virginia communities of Ashburn, Gainesville, Leesburg, Marshall, Middleburg, Purcellville, Reston, Richmond, Warrenton and Williamsburg. All of the Offices of Middleburg Trust Company and Southern Trust Mortgage are leased.  Additionally, Middleburg Bank owns an operations center building located at 106 Catoctin Circle, SE, Leesburg, Virginia  20175.  See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 5 “Premises and Equipment, Net” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

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

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market under the symbol “MBRG.”  The high and low sale prices per share for the Company’s Common Stock for each quarter of 2012 and 2011, and the amount of cash dividends per share in each quarter, are set forth in the table below.

Market Price and Dividends

		Sales Price ($)		Dividends ($)
		High	Low
2012:
	1st quarter	17.20	14.40	0.05
	2nd quarter	17.00	15.34	0.05
	3rd quarter	18.09	15.78	0.05
	4th quarter	18.19	15.90	0.05

2011:
	1st quarter	17.75	14.22	0.05
	2nd quarter	16.03	14.80	0.05
	3rd quarter	15.39	14.27	0.05
	4th quarter	15.18	14.21	0.05

As of February 28, 2013, the Company had approximately 445 shareholders of record and approximately 2,460 additional beneficial owners of shares of Common Stock.

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

The Company did not repurchase any shares of Common Stock during the fourth quarter of 2012.  On June 16, 1999, the Company adopted a repurchase plan, which authorized management to purchase up to $5 million of the Company’s common stock from time to time.  Subsequently, the plan was amended to authorize management to purchase up to 100,000 shares and to eliminate the $5 million limit.  As of March 15, 2013, the Company has 24,084 shares eligible for repurchase under the plan.

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the NASDAQ Composite Index and the SNL $1B-$5B Bank Index as reported by SNL Financial LC, assuming an investment of $100 in shares of Common Stock on December 31, 2007 and the reinvestment of dividends.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Middleburg Financial Corporation	100.00	70.44	61.12	73.74	74.68	93.70
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated.  The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2012, 2011, 2010, 2009 and 2008.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except ratios and per share data)
Balance Sheet Data:
Assets (1)	$1,236,781	$1,192,860	$1,104,487	$976,374	$985,191
Loans, net (2)	777,280	749,284	703,706	680,104	702,651
Securities	326,447	315,359	258,338	178,924	181,312
Deposits	981,900	929,869	890,306	805,648	744,782
Shareholders’ equity	117,122	108,013	99,993	100,312	75,677
Average shares outstanding, basic	7,032	6,975	6,933	5,629	4,528
Average shares outstanding, diluted	7,043	6,977	6,933	5,630	4,554
Income Statement Data:
Interest income	$47,023	$48,636	$48,031	$56,746	$55,922
Interest expense	8,824	10,691	14,175	19,082	22,719
Net interest income	38,199	37,945	33,856	37,664	33,203
Provision for loan losses	3,438	2,884	12,005	4,551	5,261
Net interest income after
provision for loan losses	34,761	35,061	21,851	33,113	27,942
Non-interest income (8)	29,009	19,527	20,749	14,455	13,822
Securities gains (losses)	445	435	(237)	998	(913)
Non-interest expense (8)	54,259	49,011	47,251	43,403	38,605
Income (loss) before income taxes and non-controlling interest in consolidated subsidiary(3)	9,956	6,012	(4,888)	5,163	2,247
Income taxes	1,966	1,350	(2,562)	64	444
Non-controlling interest in consolidated subsidiary (income) loss	(1,504)	298	(362)	(1,577)	757
Net income (loss)	6,486	4,960	(2,688)	3,522	2,560
Per Share Data:
Net income (loss), basic	$0.92	$0.71	$(0.39)	$0.37	$0.57
Net income (loss), diluted	0.92	0.71	(0.39)	0.37	0.56
Cash dividends	0.20	0.20	0.35	0.58	0.57
Book value at period end	16.15	15.13	14.02	14.52	16.69
Tangible book value at period end (7)	15.30	14.24	13.10	13.57	15.20
Asset Quality Ratios:
Non-performing loans to total portfolio loans	3.92%	4.53%	4.79%	1.80%	1.19%
Non-performing assets to total assets	3.05	3.27	3.62	1.86	1.58
Net charge-offs to average loans (2)	0.54	0.47	0.88	0.76	0.51
Allowance for loan losses to loans
outstanding at end of period (2)	1.81	1.91	2.08	1.33	1.41
Selected Ratios:
Return on average assets	0.54%	0.44%	(0.25)%	0.35%	0.28%
Return on average equity	5.86	4.87	(2.71)	3.21	3.37
Dividend payout	0.22	0.31	NA	145.00	100.79
Efficiency ratio (4) (5)	73.86	78.57	80.56	75.11	77.24

Net interest margin (6)	3.47	3.72	3.61	4.17	4.02
Equity to assets (including non-controlling interest in consolidated subsidiary)	9.47	9.04	9.05	10.59	7.68
Tier 1 risk-based capital ratio	14.09	13.46	12.80	13.86	10.25
Total risk-based capital ratio	15.35	14.72	14.06	15.06	11.50
Leverage ratio	9.10	8.81	9.02	10.40	8.40

(1)
Amounts have been adjusted to reflect the application of ASC Topic 810, Consolidation.  The common equity portion of the Trust Preferred entities has been deconsolidated and is included in Assets for all years reported.

(2)	Includes mortgages held for sale.
(3)	Consolidated Southern Trust Mortgage, LLC in 2011 based on the Company's 62.4% ownership at year end 2012 and 2011 and 57.1% ownership for 2010, 2009, and 2008.
(4)
The efficiency ratio is not a measurement under accounting principles generally accepted in the United States but is a key performance indicator in the Company’s industry.  The Company monitors this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning.  The ratio is calculated by dividing non-interest expense (adjusted for amortization of intangibles, other real estate expenses, and non-recurring one-time charges) by the sum of tax equivalent net interest income and non-interest income excluding gains and losses on the investment portfolio.  It is a measure of the relationship between operating expenses to earnings.  Net interest income on a tax equivalent basis for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 were $39,440,000, $39,162,000, $35,152,000, $39,218,000, and $34,328,000.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies,” below for additional information.

(5)
Prior to March 31, 2012, the Company did not exclude amortization of intangibles and other real estate expenses from total non-interest expense.  The efficiency ratios for the periods ended December 31, 2011and prior have been restated for consistency of presentation purposes.

(6)	Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.
(7)
Tangible book value is not a measurement under accounting principles generally accepted in the United States.  It is computed by subtracting identified intangible assets and goodwill from total Middleburg Financial Corporation shareholders’ equity and then dividing the result by the number of shares of common stock issued and outstanding at the end of the accounting period.

(8)
As of December 31, 2012, the Company began netting commissions paid to generate mortgage banking revenue and investment sales commissions paid to generate investment sale revenue against the related revenue balances.  Prior to 2012, these commission expenses were included in Salaries and Employee Benefits Expense.  Accordingly, the 2011 and prior balances for Non-interest income and Non-interest expense shown in the table above have been restated to conform to this presentation

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

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc. and a majority owned subsidiary, Southern Trust Mortgage, LLC.  Middleburg Bank is a community bank serving the Virginia counties of Prince William, Loudoun, Fairfax, Fauquier, the Town of Williamsburg and the City of Richmond with twelve financial service centers and one limited service facility.  Middleburg Investment Group is a non-bank holding company with one wholly owned subsidiary, Middleburg Trust Company.  Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities.    Southern Trust Mortgage is a regional mortgage company headquartered in Virginia Beach, Virginia and maintains offices in Virginia, Maryland, Georgia, North Carolina and South Carolina.

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

At December 31, 2012, total assets were $1.2 billion, an increase of 3.7% or $43.9 million from total assets of $1.2 billion at December 31, 2011.  Total loans, including mortgages held for sale increased $27.3 million from $763.9 million at December 31, 2011 to $791.6 million at December 31, 2012.  Total deposits increased by $52.0 million or 5.6% to $981.9 million at December 31, 2012 from $929.9 million at December 31, 2011.  Lower cost deposits, including demand checking, interest checking and savings increased $86.0 million or 14.2% from the year ended December 31, 2011 to $689.9 million for the year ended December 31, 2012.  Higher cost time deposits, excluding brokered certificates of deposit, decreased 14.4% or $38.2 million from the year ended December 31, 2011 to $226.9 million for the year ended December 31, 2012.  The shift in the mix of deposits as well as lower interest rates paid on deposits  and borrowings during 2012 contributed to the 26 basis point decrease in the overall cost of interest-bearing liabilities from 2011 to 2012.  The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, decreased from 3.72% for the year ended December 31, 2011 to 3.47% for the year ended December 31, 2012.  The decrease is primarily attributed to the 26 basis point decrease in the cost of total interest bearing liabilities as compared to the 49 basis point decrease, on a tax equivalent basis, in yield of total interest bearing assets.  The provision for loan losses increased by $554,000 for the year ended December 31, 2012 to $3.4 million compared to $2.9 million for the same period in 2011. The Company recognized no other-than-temporary impairment for the year ended December 31, 2012 compared to $25,000  in 2011.  Total non-interest income increased by $9.5 million for the year ended December 31, 2012, compared to 2011.  The increase is largely due to gains on the sale of loans by the Company’s mortgage banking subsidiary, Southern Trust Mortgage.  Non-interest expense in 2012 increased $5.2 million, up 10.7% from 2011.

Total non-interest expenses for the years ended December 31, 2012, 2011, and 2010 include the consolidated expenses of Southern Trust Mortgage.  Although the Company is focused on keeping growth in non-interest expense low in the future, because of the Company’s plan to continue growth and expansion, it is expected that non-interest expense will continue to grow in the future at a rate similar to previous years.  The Company remains well capitalized with risk-adjusted core capital and total capital ratios well above the regulatory minimums.

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

Middleburg Bank evaluates various loans individually for impairment as required by applicable accounting standards.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, troubled debt restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment with a group of loans that have similar characteristics.

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

Intangibles and Goodwill

The Company has approximately $6.0 million in intangible assets and goodwill at December 31, 2012, a decrease of $172,000 since December 31, 2011 which was attributable to regular amortization of intangible assets.  On April 1, 2002, the Company acquired Middleburg Investment Advisors, a registered investment adviser, for $6.0 million. Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of 7 years.  The remainder of the purchase price, approximately $2.4 million, was allocated to goodwill.  On January 3, 2011, Middleburg Investment Advisors was merged into Middleburg Trust Company and its goodwill balance is reflected in the total goodwill balance reported for Middleburg Investment Group of $3.4 million. The remaining balance of unamortized identified intangible assets related to the acquisition of Middleburg Investment Advisors is $728,000.   Approximately $1.0 million of the $6.0 million in intangible assets and goodwill at December 31, 2012 is attributable to the Company’s investment in Middleburg Trust Company.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

In addition, current accounting standards require that goodwill be tested annually using either a two-step quantitative process or a qualitative assessment followed by a two-step quantitative process if the qualitative assessment indicates that the fair value of the reporting unit may be less than its carrying value.  As of  December 31, 2012, the Company elected to perform a two-step quantitative process to evaluate its goodwill for any impairment. The first step is to identify a potential impairment.  The second step measures the amount of the impairment loss, if any.  Processes and procedures have been identified for the two-step process.  The most recent evaluation was conducted as of December 31, 2012.

As of December 31, 2012, the Company recognized two consolidated subsidiaries as reporting units for the purpose of goodwill evaluation and reporting:  Southern Trust Mortgage (“STM”) and Middleburg Investment Group (“MIG”).   MIG is the parent company of Middleburg Trust Company.  The following table shows the allocation of goodwill between the two reporting units and the percentage by which the fair value of each reporting unit as of December 31, 2012 (the most recent fair value evaluation date) exceeded the carrying value as of that date:

Allocation of Goodwill to Reporting Units
(Dollars in Thousands)
					Percentage by
		(1)		(1)	which Fair Value
	Carrying Value	Carrying Value		Estimated Fair Value	of Reporting
Reporting	of Goodwill	of Reporting Unit		of Reporting Unit	Unit Exceeds
Unit	December 31, 2012	December 31, 2012		December 31, 2012	Carrying Value
STM	$1,867	$7,880		$10,040	27.41%
MIG	3,422	6,244	(2)	9,167	46.81%
Total	$5,289	$14,124		$19,207	35.99%

(1)	Reported amounts reflect only Middleburg Financial Corporation shareholder's ownership interests.
(2)	Includes $728,000 of amortizing intangible assets.

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

Other-Than-Temporary Impairment (OTTI)

No losses related to other-than-temporary impairment were recognized in 2012 compared to $25,000 of losses related to other than-temporary impairment on trust preferred securities recognized during 2011.  At December 31, 2012, the Company had no trust preferred securities in its portfolio.

The Company may need to recognize additional other-than-temporary impairments related to other securities in 2013.

Results of Operations

Net Income

The Company had net income for 2012 of $6.5 million, compared to net income of $5.0 million in 2011.   For 2012, the earnings per diluted share was $0.92 compared to earnings per diluted share of $0.71 and a loss per diluted share of $0.39 for 2011 and 2010 respectively.

Return on average assets (“ROA”) measures how effectively the Company employs its assets to produce net income.  The ROA for the Company was 0.54% for the year ended December 31, 2012 compared to  0.44% and - 0.25% for the years ended December 31, 2011 and 2010 respectively.  Return on average equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total average equity capital invested.  ROE was 5.9% for the year ended December 31, 2012.   ROE was 4.9% and -2.7% for the years ended December 31, 2011 and 2010, respectively.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities as of December 31.  Non-accrual loans are included in the loan average balances.

Average Balances, Income and Expenses, Yields and Rates
(Years Ended December 31)

	2012			2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets :
Securities:
Taxable	$262,991	$6,601	2.51%	$231,893	$6,771	2.92%	$159,326	$4,838	3.04%
Tax-exempt (1)	62,363	3,642	5.84%	56,793	3,580	6.30%	59,654	3,810	6.39%
Total securities	$325,354	$10,243	3.15%	$288,686	$10,351	3.59%	$218,980	$8,648	3.95%

Loans	$755,925	$37,898	5.01%	$720,633	$39,392	5.47%	$707,135	$40,548	5.73%
Interest bearing deposits in other financial institutions	54,237	124	0.23%	43,469	110	0.25%	47,836	131	0.27%
Total earning assets	$1,135,516	$48,265	4.25%	$1,052,788	$49,853	4.74%	$973,951	$49,327	5.06%
Less: allowances for credit losses	(14,830)			(14,835)			(11,119)
Total nonearning assets	84,279			87,410			94,005
Total assets	$1,204,965			$1,125,363			$1,056,837
Liabilities:
Interest-bearing deposits:
Checking	$322,715	$1,271	0.39%	$294,660	$1,883	0.64%	$283,294	$2,294	0.81%
Regular savings	105,768	350	0.33%	96,725	683	0.71%	77,864	725	0.93%
Money market savings	64,517	204	0.32%	59,356	353	0.59%	53,894	427	0.79%
Time deposits:
$100,000 and over	143,687	2,200	1.53%	136,526	2,419	1.77%	160,063	4,298	2.69%
Under $100,000	165,703	2,891	1.74%	172,815	3,529	2.04%	161,338	4,289	2.66%
Total interest-bearing deposits	$802,390	$6,916	0.86%	$760,082	$8,867	1.17%	$736,453	$12,033	1.63%
Short-term borrowings	8,725	392	4.49%	9,555	318	3.33%	10,419	393	3.77%
Securities sold under agreements

to repurchase	34,177	332	0.97%	33,162	293	0.88%	25,314	205	0.81%
Long-term debt	83,654	1,184	1.42%	81,300	1,213	1.49%	55,303	1,544	2.79%
Federal funds purchased	1	—	0.00%	42	—	0.00%	25	—	0.00%
Total interest-bearing liabilities	$928,947	$8,824	0.95%	$884,141	$10,691	1.21%	$827,514	$14,175	1.71%
Non-interest bearing liabilities
Demand deposits	156,057			130,565			120,475
Other liabilities	6,503			6,628			6,850
Total liabilities	$1,091,507			$1,021,334			$954,839
Non-controlling interest in consolidated Subsidiary	2,828			2,241			2,876
Shareholders’ equity	110,630			101,788			99,122
Total liabilities and Shareholders’ equity	$1,204,965			$1,125,363			$1,056,837
Net interest income		$39,441			$39,162			$35,152
Interest rate spread			3.30%			3.53%			3.35%
Interest expense as a percent of average earning assets			0.78%			1.02%			1.46%
Net interest margin			3.47%			3.72%			3.61%

___________
(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

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

Net interest income was $38.2 million for the year ended December 31, 2012.  This is an increase of 0.7% over the $37.9 million reported for 2011.  Net interest income for 2011 increased 12.1% over the $33.8 million reported for 2010.  The net interest margin decreased 25 basis points to 3.47% in 2012.  The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio.  Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense.  The tax rate utilized in calculating the tax benefit for each of 2012, 2011 and 2010 is 34%.  The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

Reconciliation of Net Interest Income to
Tax-Equivalent Income
	For the Year Ended December 31,
(in thousands)	2012	2011	2010
GAAP measures:
Interest Income - Loans	$37,895	$39,392	$40,548
Interest Income - Investments & Other	9,128	9,244	7,483
Interest Expense - Deposits	6,916	8,867	12,033
Interest Expense - Other Borrowings	1,908	1,824	2,142
Total Net Interest Income	$38,199	$37,945	$33,856
Plus:
NON-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	$1,238	$1,217	$1,296
Non-taxable interest income - loans	3	—	—
Total Tax Benefit Realized on Non-Taxable Interest Income	$1,241	$1,217	$1,296
Total Tax Equivalent Net Interest Income	$39,440	$39,162	$35,152

The increase in net interest income in 2012 primarily resulted from an increase in earning assets and reduced funding costs, partially offset by a decrease in yields on earning assets. Interest income and fees from loans and investments decreased 3.3% during 2012. The cost of interest bearing liabilities in 2012 decreased to 0.95%, down 26 basis points relative to 2011.

The yield on the loan portfolio decreased 46 basis points in 2012 to 5.01% versus 2011, as a result of lower yields on newly originated loans as well as a reduction in rates for existing loans on the balance sheet hat the Company refinanced during 2012.  On average, the loan portfolio increased by $35.3 million or 4.9% from the year ended December 31, 2011. Interest income from loans decreased $1.5 million or 3.8% from the year ended December 31, 2011. The average balance in the securities portfolio increased by $36.7 million in 2012, while the tax-equivalent yield decreased 44 basis points to 3.15%.

The average balance of interest bearing accounts (interest bearing checking, savings and money market accounts) increased 9.4% to $493.0 million at December 31, 2012, as a result of strong growth in both business and retail deposit accounts.  The cost of such funding decreased 28 basis points over the year ended December 31, 2011.  The average balance of interest bearing checking increased 9.5% with a corresponding cost decrease of 25 basis points.  The average balances in total time deposits was unchanged in 2012 while the cost of those deposits decreased 27 basis points.  The decrease in the average balance of  time deposits greater than $100,000 was $7.1 million.  These deposits typically have a higher cost when compared to all other interest bearing deposits and do not include brokered certificates of deposit.

During 2012, non-deposit interest bearing liabilities increased on average by $2.5 million.  The Company decreased its average short-term borrowings by $830,000 or 8.7% from the year ended December 31, 2011.  The Company increased its average FHLB advances and other debt by $2.3 million or 2.9% over the year ended December 31, 2011.  Total interest expense for 2012 was $8.8 million, a decrease of $1.9 million compared to the total interest expense for 2011. The cost of interest-bearing liabilities decreased 26 basis points from the year ended December 31, 2011,primarily due to reductions in rates for retail deposits as well as a reduction in wholesale borrowings, including brokered Certificates of Deposit that matured or were called by the Company in 2012.

The net interest margin was 3.47% in 2012. Management believes that the net interest margin could compress further during 2013.  Based on conservative internal interest rate risk models and the assumption of a sustained low rate environment, the Company expects net interest income to trend downward slightly throughout the next 12 months as loan related assets reprice and the decline in funding costs slows. It is anticipated that targeted growth in earning assets and liability repricing opportunities will help mitigate the above mentioned impact to the Company’s net interest margin.  The Asset/Liability Management Committee continues to focus on various strategies to maintain the net interest margin.

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

Volume and Rate Analysis
(Tax Equivalent Basis)
(Years Ended December 31)

	2012 vs. 2011 Increase (Decrease) Due to Changes in:			2011 vs. 2010 Increase (Decrease) Due to Changes in:
	(In Thousands)
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$3,630	$(3,800)	$(170)	$2,111	$(178)	$1,933
Tax-exempt (1)	248	(186)	62	(181)	(49)	(230)
Loans:
Taxable	2,150	(3,652)	(1,502)	799	(1,955)	(1,156)
Tax-exempt (1)	8	—	8	—	—	—
Interest bearing deposits in other
financial institutions	23	(9)	14	(11)	(10)	(21)
Total earning assets	$6,059	$(7,647)	$(1,588)	$2,718	$(2,192)	$526
Interest-Bearing Liabilities:
Interest checking	$202	$(814)	$(612)	$97	$(508)	$(411)
Regular savings deposits	71	(404)	(333)	176	(218)	(42)
Money market deposits	34	(183)	(149)	51	(125)	(74)
Time deposits			—			—
$100,000 and over	138	(357)	(219)	(567)	(1,312)	(1,879)
Under $100,000	(141)	(497)	(638)	336	(1,096)	(760)
Total interest bearing deposits	$304	$(2,255)	$(1,951)	$93	$(3,259)	$(3,166)
Short-term borrowings	$(24)	$98	$74	$(31)	$(44)	$(75)
Securities sold under agreement
to repurchase	9	30	39	68	20	88
FHLB Advances and other debt	37	(65)	(28)	726	(1,057)	(331)
Federal funds purchased	—	—	—	—	—	—
Total interest bearing
Liabilities	$326	$(2,192)	$(1,866)	$856	$(4,340)	$(3,484)
Change in net interest income	$5,733	$(5,455)	$278	$1,862	$2,148	$4,010
_______________
(1)           Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

The Company’s loan loss provision during 2012 and 2011 was $3.4 million and $2.9 million, respectively.  The Company is committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in the loan portfolio.  This commitment is more fully discussed in the “Allowance for loan losses” section below.

Non-interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income includes fees generated by the commercial and retail banking segment, the wealth management segment and the mortgage banking segment of the Company.  Non-interest income (excluding securities gains and losses and impairment losses) was $29.0 million for the year ended December 31, 2012 compared to $19.5 million for 2011.  The increase in non-interest income were largely the result of increases in gain-on-sale of mortgage loans as loan originations from our mortgage subsidiary increased in 2012 compared to 2011.

Service charges, which include deposit fees and certain loan processing fees, increased 7.5% to $2.7 million for the year ended December 31, 2012, compared to $2.5 million for the year ended December 31, 2011.

Income from the wealth management segment is produced by Middleburg Trust Company and the investment services department of Middleburg Bank.  Middleburg Trust Company produced fees that increased 2.8% to $3.8 million for the year ended December 31, 2012, compared to $3.6 million for the same period in 2011.  Assets under management at Middleburg Trust Company were at $1.3 billion at December 31, 2012, compared to $1.2 billion at December 31, 2011.  Middleburg Bank holds a large portion of its investment portfolio in custody with Middleburg Trust Company. Commissions on investment services fees from the investment services department of Middleburg Bank increased to $518,000 for the year ended December 31, 2012, compared to $393,000 for the year ended December 31, 2011.

The revenues, expenses, assets and liabilities of Southern Trust Mortgage for the year ended December 31, 2012 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share of Southern Trust Mortgage’s income not owned by the Company reported as “Net income (loss) attributable to non-controlling interest”.  Accordingly, gains on mortgages held for sale of $21.0 million and fees on mortgages held for sale of $186,000 generated by Southern Trust Mortgage for the year ended December 31, 2012, are being reported as part of the consolidated Non-interest income.  For the year ended December 31, 2012, Southern Trust Mortgage funded $946 million in loans, compared to $682 million in loans for the year ended 2011.  Refinances were the  largest share of loans that were funded in 2012. During 2012, Southern Trust Mortgage continued to address problem loans through charge-offs and increases in the allowance for loan losses in anticipation of additional charge-offs.  The majority of the problem loans are due to credit risk in their remaining construction portfolio and early payment defaults of loans sold to investors, both of which are issues facing mortgage bankers in the current economic climate.  Southern Trust Mortgage continues to analyze the problem loans and its construction portfolio as well as refine its methodology to estimate the expected loss and required reserve.

Income earned from Middleburg Bank’s $16.5 million investment in Bank Owned Life Insurance (BOLI) contributed $459.000 to total other income for the year ended December 31, 2012.  The Company purchased BOLI  to help subsidize increasing employee benefit costs and expenses related to the restructuring of its supplemental retirement plans.

The Company had net realized gains of $445,000 from sales of securities for the year ended December 31, 2012, compared to $460,000 for the year ended December 31, 2011. Additionally, $25,000 in losses related to other-than-temporary impairment on trust-preferred securities were recognized in  2011. There were no losses related to other-than-temporary impairment in 2012.

Other operating income increased by $117,000 to $343,000 for the year ended December 31, 2012, compared to the same period in 2011.  Other operating income includes equity earnings recognized by Southern Trust Mortgage from its investments in several mortgage partnerships and equity earnings recognized by Middleburg Bank Service Corporation from its equity investments.

Non-interest Income
(Years Ended December 31)

	2012	2011	2010
	(In thousands)
Service charges, commissions and fees	$2,738	$2,547	$2,351
Trust services income	3,751	3,636	3,335
Commission on investment sales	518	393	344
Gains on loans held for sale	21,014	11,906	11,945
Fees on mortgages held for sale	186	333	1,881
Bank-owned life insurance	459	486	503
Other operating income	343	226	390
Non-interest income	$29,009	$19,527	$20,749
Gains (Losses) on securities available for sale, net, and impairment losses	445	435	(237)
Total non-interest income	$29,454	$19,962	$20,512

Non-interest Expense

Non-interest expense increased 10.8% to $54.3 million for the year ended December 31, 2012, compared to $49.0 million for 2011.  When taken as a percentage of total average assets for the year ended December 31, 2012, the expense was 4.5% of total average assets, down from 4.9% for the same period in 2011.

Salaries and employee benefits increased $3.0 million to $30.4 million when comparing the year ended December 31, 2012 to  2011, primarily due to addition of employees at our mortgage subsidiary.

Net occupancy and equipment expenses increased 4.4% to $7.1 million for the year ended December 31, 2012, compared to $6.7 million for the same period in 2011.  The increase was largely due to the costs associated with the opening of the full service facility in Richmond.

Advertising expense increased 45.4% in 2012 to $2.0 million compared to $1.4 million in 2011.  The increase was largely due to increased advertising expenses at Southern Trust Mortgage, our mortgage subsidiary.

Computer operations expense increased 4.7% to $1.6 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Expense relating to other real estate owned increased by 6.1% to $2.7 million for the year ended December 31, 2012 compared to $2.6 million for the year ended December 31, 2011.

Other tax expense increased 0.1% to $813,000 for the year ended December 31, 2012 compared to $812,000 for the year ended December 31, 2011 primarily due to an increase in state franchise taxes.

FDIC expense decreased to $1.1 million for the year ended December 31, 2012 compared to $1.3 million for the year ended December 31, 2011, primarily due to a change in the assessment base of premiums. Beginning April 1, 2011, an institution’s assessment base became consolidated total assets less its average tangible equity as defined by the FDIC.  In the first quarter of 2011, the assessment base was total deposits, which resulted in higher FDIC expenses. .

Non-interest Expenses
(Years Ended December 31)

	2012	2011	2010
	(In thousands)
Salaries and employee benefits	$30,417	$27,373	$24,103
Net occupancy and equipment expense	7,050	6,748	6,249
Advertising	2,034	1,399	1,071
Computer operations	1,572	1,501	1,324
Other real estate owned	2,721	2,564	2,468
Other taxes	813	812	798
Federal Deposit Insurance Corporation expense	1,050	1,260	1,907
Other operating expenses	8,602	7,354	9,331
Total	$54,259	$49,011	$47,251

Income Taxes

Reported income tax expense was $2.0 million for the year ended December 31, 2012, compared to income tax expense of $1.4 million for the year ended December 31, 2011.  The effective tax rate for 2012 was 19.8% compared to 22.4% in 2011 and (52.4%) in 2010.  Note 10 of the Company’s Consolidated Financial Statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and the Company’s actual income tax expense.

Summary of Financial Results by Quarter

The following table summarizes the major components of the Company’s results of operations for each quarter of the last three fiscal years.

	2012 Quarter Ended
Dollars in thousands except per share data	March 31	June 30	September 30	December 31
Net interest income	$9,771	$9,658	$9,217	$9,553
Net interest income after provision
for loan losses	8,979	8,928	8,582	8,272
Other income	5,844	7,023	8,154	7,988
Net securities gains (losses)	140	148	164	(7)
Other expense	13,314	13,311	13,836	13,798
Income before income taxes	1,649	2,788	3,064	2,455
Net income	1,233	2,190	2,499	2,068
Net (income) loss attributable to
non-controlling interest	349	(421)	(785)	(647)
Net income attributable to Middleburg
Financial Corporation	1,582	1,769	1,714	1,421
Diluted earnings per common share	$0.23	$0.25	$0.24	$0.20
Dividends per common share	0.05	0.05	0.05	0.05

	2011 Quarter Ended
Dollars in thousands except per share data	March 31	June 30	September 30	December 31
Net interest income	$9,035	$9,395	$9,556	$9,959
Net interest income after provision
for loan losses	8,581	8,308	8,532	9,640
Other income	4,869	5,937	7,500	7,603
Net securities gains and impairment losses	34	87	120	194
Other expense	12,170	12,953	14,077	16,193
Income before income taxes	1,314	1,379	2,075	1,244
Net income	997	1,078	1,621	966
Net (income) loss attributable to
non-controlling interest	230	121	(223)	170
Net income attributable to Middleburg
Financial Corporation	1,227	1,199	1,398	1,136
Diluted earnings per common share	$0.18	$0.17	$0.20	$0.16
Dividends per common share	0.05	0.05	0.05	0.05

	2010 Quarter Ended
Dollars in thousands except per share data	March 31	June 30	September 30	December 31
Net interest income	$8,456	$8,432	$7,958	$9,010
Net interest income (loss) after provision
for loan losses	7,527	7,141	(1,172)	8,355
Other income	4,717	6,191	7,335	7,997
Net securities gains (losses) and impairment losses	355	(134)	(438)	(20)
Other expense	11,943	12,266	14,387	14,146
Income (loss) before income taxes	656	932	(8,662)	2,186
Net income (loss)	569	857	(5,365)	1,613
Net (income) loss attributable to
non-controlling interest	245	(133)	(423)	(51)
Net income (loss) attributable to Middleburg
Financial Corporation	814	724	(5,788)	1,562
Diluted earnings (loss) per common share	$0.12	$0.10	$(0.83)	$0.23
Dividends per common share	0.10	0.10	0.10	0.05
Financial Condition

Assets, Liabilities and Shareholders Equity

The Company’s total assets were $1.2 billion at December 31, 2012, an increase of $43.9 million or 3.7% compared to $1.2 billion as of December 31, 2011.  Securities increased $11.2 million or 3.6% from 2011 to 2012.  Loans, net of allowance for loan losses and deferred loan costs, increased by $38.4 million or 5.8% from 2011 to 2012.  Total liabilities were $1.1 billion as of December 31, 2012, compared to $1.1 billion as of December 31, 2011.  Total shareholders’ equity at year end 2012 and 2011 was $113.9 million and $105.9 million, respectively.

Loans

The Company’s loan portfolio is its largest and most profitable component of earning assets, totaling 69.7% of average earning assets.  The Company places great focus on originating and maintaining high credit quality loans.  In 2012, the tax equivalent yield on loans was 5.01% while non-accrual loans and loans past due more than 90 days and still accruing was 3.00% of average loans.  The Company continues to focus on loan portfolio quality and diversification as a means of increasing earnings.  Total loans were $791.6 million at December 31, 2012, an increase of 3.6% from the December 31, 2011 total of $763.9 million million.  Total loans increased 6.3% from $718.7 million at December 31, 2010 to $763.9 million at December 31, 2011.  The portfolio loan to deposit ratio (excluding loans held for sale) increased slightly to 72.3% at December 31, 2012, compared to 72.2% at December 31, 2011 and decreased from 74.1% at December 31, 2010.

Loan Portfolio
(At December 31)

Dollars in thousands	2012	2011	2010	2009	2008
Commercial, financial and agricultural	$118,573	$94,427	$56,385	$43,331	$44,127
Real estate construction	50,218	42,208	68,110	73,019	105,717
Real estate mortgage
Residential (1-4 family)	207,040	187,134	191,969	209,735	216,034
Home equity lines	53,580	49,626	50,651	56,828	54,974
Non-farm, non-residential (1)	254,930	275,428	268,262	241,903	230,153
Secured by farmland	11,876	10,047	11,532	2,491	2,522
Mortgages held for sale	82,114	92,514	59,361	45,010	40,301
Consumer	13,260	12,523	12,403	16,972	18,868
Total loans	791,591	763,907	718,673	689,289	712,696
Less: Allowance for loan losses	14,311	14,623	14,967	9,185	10,020
Net loans	$777,280	$749,284	$703,706	$680,104	$702,676
____________
(1)	This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

At December 31, 2012, residential real estate (1-4 family) portfolio loans constituted 26.2% of total loans and increased $19.9 million during the year.  Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans.  Real estate construction loans constituted 6.3% of total loans and increased approximately $8.0 million during 2012.  The Company’s one time closing construction/permanent loan product competes successfully in a high growth market like Loudoun County because the Company is local and can respond quickly to inspections and construction draw requests.  Non-farm, non-residential real estate loans are typically owner-occupied commercial buildings.  Non-farm, non-residential loans represented 32.2% of the total loan portfolio at December 31, 2012 representing a decrease of $20.5 million.  Home equity lines and agricultural real estate loans were 6.8% and 1.5% of total loans, respectively, at December 31, 2012.

The Company’s commercial, financial and agricultural loan portfolio consists of secured and unsecured loans to small businesses.  At December 31, 2012, these loans comprised 14.9% of the total loan portfolio.  This portfolio increased 25.6% during 2012 to $118.6 million.  Consumer installment loans primarily consist of unsecured installment credit and account for 1.7% of the total loan portfolio.

Consistent with its focus on providing community-based financial services, the Company generally does not extend loans outside its principal market area.  The Company’s market area for its lending services encompasses Fairfax, Fauquier and Loudoun Counties as well as the Town of Williamsburg and the City of Richmond, where it operates full service financial centers.

The Company’s unfunded loan commitments totaled $78.3 million at December 31, 2012 and $92.0 million at December 31, 2011.   At December 31, 2012, the Company had no concentration of loans in any one industry in excess of 10% of its total loan portfolio.  However, because of the nature of the Company’s market, loan collateral is predominantly real estate.

The following table reflects the maturity distribution of selected loan categories:

Remaining Maturities of Selected Loan Categories
(At December 31, 2012)
(In thousands)

	Commercial, Financial and Agricultural	Real Estate Construction
Within 1 year	$10,452	$28,207
Variable Rate:
1-5 years	18,022	6,424
After 5 years	24,598	—
Total	42,620	6,424
Fixed Rate:
1-5 years	14,886	15,587
After 5 years	50,615	—
Total	$65,501	$15,587
Total Maturities	$118,573	$50,218

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio.  These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses.  There were $37.8 million in total non-performing assets, which consist of loans more than 90 days past due and still accruing, non-accrual loans, restructured loans and foreclosed property at December 31, 2012.  This is a decrease of $1.2 million when compared to the December 31, 2011 balance of  $39.0 million.  Foreclosed property at Middleburg Bank increased 16.3% to $9.9 million at December 31, 2012, compared to $8.5 million at December 31, 2011.  Loans more than 90 days past due still accruing were $1.0 million at December 31, 2012 compared to $1.2 million  at December 31, 2011.

Non-performing Assets

Loans are placed on non-accrual status when collection of principal and interest is doubtful, generally when a loan becomes 90 days past due.  There are three negative implications for earnings when a loan is placed on non-accrual status.  First, all interest accrued but unpaid at the date that the loan is placed on non-accrual status is either deducted from interest income or written off as a loss.  Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid.  Finally, there may be actual losses that require additional provisions for loan losses to be charged against earnings.  For real estate loans, upon foreclosure, the balance of the loan is transferred to “Other Real Estate Owned” (“OREO”) and carried at fair market value of the property based on current appraisals and other current market trends, less selling costs.  If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off against the allowance for loan losses.  A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value, additional write downs of the property value are charged directly to operations.

	Nonperforming Assets Middleburg Financial Corporation December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Nonperforming assets:
Nonaccrual loans	$21,664	$25,346	$29,386	$8,606	$6,890
Restructured loans (1)	5,132	3,853	1,254	2,096	—
Accruing loans greater than
90 days past due	1,044	1,233	909	908	1,117

Total nonperforming loans	$27,840	$30,432	$31,549	$11,610	$8,007

Foreclosed property	9,929	8,535	8,394	6,511	7,597

Total Nonperforming assets	$37,769	$38,967	$39,943	$18,121	$15,604

Allowance for loan losses	$14,311	$14,623	$14,967	$9,185	$10,020

Nonperforming loans to
period end portfolio loans	3.92%	4.53%	4.79%	1.80%	1.19%

Allowance for loan losses
to nonperforming loans	51.40%	48.05%	47.44%	79.11%	125.14%

Nonperforming assets to
period end assets	3.05%	3.27%	3.62%	1.86%	1.58%

(1)	Amount reflects restructured loans that are not included in nonaccrual loans.

Nonperforming loans decreased $2.6 million, or 8.5%, from December 31, 2011 to December 31, 2012 while the allowance for loan losses balance decreased $312,000, or 2.1%, during the same period.

The allowance for loan losses was 51.4% of non-performing loans at December 31, 2012.  At December 31, 2011 and 2010 the allowance for loan losses was 48% and 47% of non-performing loans, respectively. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

During 2012 and 2011, approximately $1.4 million and $1.5 million, respectively, in additional interest income would have been recorded if the Company’s non-accrual loans had been current and in accordance with their original terms.

Included in the “Nonperforming Assets” table above are troubled debt restructurings (“TDRs”) that were classified as impaired.  The total balance of TDRs at December 31, 2012 was $12.0 million of which $6.9 million were included in the Company’s non-accrual loan totals at that date and $5.1 million represented loans performing as agreed to the restructured terms. This compares with $11.2 million in total restructured loans at December 31, 2011, an increase of $800,000 or 7.14 percent.  The amount of the valuation allowance related to TDRs was $2.0 million and $1.7 million as of December 31, 2012 and 2011, respectively.

The $6.9 million in nonaccrual TDRs as of December 31, 2012 is comprised of $69,000 in real estate construction loans, $2.2 million in 1-4 family real estate loans. and $4.6 million in other real estate loans.  The $5.1 million in TDRs which were performing as agreed under restructured terms as of December 31, 2012 is comprised of $220,000 in commercial loans, $108,000 in real estate construction loans, $2.0 million in 1-4 family real estate loans, and $2.7 million in other real estate loans.  The Company considers all loans classified as TDRs to be impaired as of December 31, 2012.

The Company requires six timely consecutive monthly payments be made and that future payments are reasonably insured, before a restructured loan that has been placed on non-accrual can be returned to accrual status.  No restructured loans were charged off during the year ended December 31, 2012.  The Company does not utilize formal modification programs or packages when loans are considered for restructuring.  Any loan restructuring is based on the borrower’s circumstances and may include modifications to more than one of the terms and conditions of the loan.

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

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each year presented:

Allowance for Loan Losses
	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Balance, beginning of year	$14,623	$14,967	$9,185	$10,020	$7,093
Provision for loan losses	3,438	2,884	12,005	4,551	5,261
Southern Trust Mortgage consolidation	—	—	—	—	1,238
Charge-offs:
Real estate loans:
Construction	2,152	467	1,226	836	2,131
Secured by 1-4 family residential	893	2,062	3,256	3,205	233
Other real estate loans	760	438	460	375	—
Commercial loans	394	180	942	343	511
Consumer loans	72	318	500	725	744
Total charge-offs	$4,271	$3,465	$6,384	$5,484	$3,619
Recoveries:
Real estate loans:
Construction	$2	$29	$—	$—	$9
Secured by 1-4 family residential	388	41	37	9	—
Other real estate loans	86	98	4	—	—
Commercial loans	12	41	68	21	2
Consumer loans	33	28	52	68	36
Total recoveries	$521	$237	$161	$98	$47
Net charge-offs	$3,750	$3,228	$6,223	$5,386	$3,572
Balance, end of year	$14,311	$14,623	$14,967	$9,185	$10,020
Ratio of allowance for loan losses
to portfolio loans outstanding at end of period	2.02%	2.18%	2.27%	1.43%	1.49%
Ratio of net charge offs to average
portfolio loans outstanding during the period	0.54%	0.49%	0.95%	0.82%	0.53%

The allowance for loan losses was $14.3 million at December 31, 2012, a decrease of $300,000 from $14.6 million at December 31, 2011.  The ratio of the allowance for loan losses to total portfolio loans outstanding was 2.02% at December 31, 2012 compared to 2.18% at December 31, 2011.  In 2012, the Company’s net charge-offs increased $523,000 from the previous year’s net charge-offs of $3.2 million.  Net charge-offs as a percentage of average portfolio  loans were 0.54% and 0.49% for 2012 and 2011, respectively.  The provision for loan losses was $3.4 million for 2012 and $2.9 million for 2011.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each major category of loan:

Allocation of Allowance for Loan Losses
(At December 31)
(In Thousands)

	Commercial, Financial, Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer
	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans
2012	2,233	18.39%	1,258	7.08%	10,624	72.67%	196	1.87%
2011	1,731	15.56%	897	6.29%	11,850	76.29%	145	1.87%
2010	1,162	5.40%	4,684	16.80%	8,736	74.54%	385	3.26%
2009	819	6.73%	2,087	11.35%	6,038	79.28%	241	2.64%
2008	911	6.57%	3,245	15.75%	5,292	74.87%	572	2.81%

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

Securities

The Company manages its investment securities portfolio consistent with established policies that include guidelines for earnings, rate sensitivity, liquidity and pledging needs.  The Company holds bonds issued from the Commonwealth of Virginia and its political subdivisions with an aggregate market value of $10.7 million at December 31, 2012.  The aggregate holdings of these bonds approximate 9.2% of the Company’s shareholders’ equity.

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

The carrying value of the securities portfolio was $319.5 million at December 31, 2012, an increase of $11.2 million or 3.6% from the carrying value of $308.2 million at December 31, 2011.  The unrealized losses on the AFS securities were $1.2 million at December 31, 2012.  These losses were offset by the December 31, 2012 unrealized gains of $11.4 million.  The net market value gain at December 31, 2012 is reflective of the continued decline in market interest rates.  The net unrealized gain on the AFS securities was $10.3 million at December 31, 2012.

Investment Securities Portfolio
(Years Ended December 31)

The carrying values of securities available for sale at the dates indicated were as follows:

	2012	2011	2010
	(In thousands)
U.S. Government agency securities	$15,822	$9,343	$4,649
State and political subdivision obligations	78,300	67,542	59,140
Mortgage-backed securities	182,522	205,276	178,385
Other securities	42,813	26,081	9,868
	$319,457	$308,242	$252,042

Mortgage-backed securities made up 57.4% and 71.7% of the securities portfolio on December 30, 2012 and 2011, respectively.  Securities with maturities greater than five years totaled $286.7 million, of which $182.5 million or 63.7% were mortgage-backed securities with a weighted average yield of 3.14%.  The securities portfolio represented approximately 28.1% of the average earning assets of the Company.  For that reason, it is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk.  Secondarily, through the asset/liability process, the Company considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time.

In 2012, there were no losses related to other-than-temporary impairment (OTTI). Losses of $25,000 and $1.1 million related to other-than-temporary impairment on trust-preferred securities were recognized in 2011 and 2010 respectively.  At December 31, 2012, there were no trust preferred securities in the Company's investment portfolio.

Maturity Distribution and Yields of Investment Securities
Taxable-Equivalent Basis
(At December 31, 2012)

	Due in 1 year		Due after 1 year		Due after 5 years		Due after 10 years
	or less		through 5 years		through 10 years		and Equities		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(Dollars in thousands)
Securities available for sale
U.S. government agency securities	$584	3.45%	$7,863	2.31%	$4,776	3.24%	$2,599	3.76%	$15,822	3.46%
Mortgage-backed securities	—	—	276	3.88%	9,821	3.21%	172,690	3.14%	182,787	3.14%
Other (2)	—	—	9,460	3.14%	16,091	3.52%	29,987	3.62%	55,538	3.93%
Total taxable	584	3.45%	17,599	2.96%	30,688	3.43%	205,276	3.17%	254,147	3.21%
Tax-exempt securities (1)	3,518	5.59%	11,055	5.64%	20,877	6.01%	29,860	6.03%	65,310	6.02%
Total securities (3)	$4,102	5.29%	$28,654	3.56%	$51,565	3.80%	$235,136	3.78%	$319,457	3.79%

(1)	Yields on tax-exempt securities, which includes tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis assuming a federal tax rate of 34%.
(2)	Includes corporate bonds, equity securities, asset-backed securities and taxable obligations of states and political subdivisions.
(3)	Amounts exclude Federal Reserve Stock of $1.7 million and Federal Home Loan Bank Stock of $5.3 million.

Goodwill

The Company evaluated the carrying value of its goodwill related to Southern Trust Mortgage as of December 31, 2012 and determined that there was no goodwill impairment.  As of December 31, 2012, the carrying value of goodwill related to Middleburg Trust Company was also evaluated. It was determined that there was no goodwill impairment.

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

Average total deposits increased 7.6% during 2012, 3.9% during 2011 and 9.3% during 2010.  At December 31, 2012, the average balance of non-interest bearing deposits increased 19.5% compared to December 31, 2011.

The average balance in interest checking and regular savings accounts increased 9.5% and 9.3%, respectively, during 2012.   Middleburg Bank has developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank.  The overall balance of this product was $56.9 million at December 31, 2012 and is partially reflected in interest bearing deposit and partially reflected in securities sold under agreement to repurchase amounts on the balance sheet.  At December 31, 2012, $54.6 million was classified as an interest bearing deposit balance.

The Company will continue to focus on core deposit growth as the primary source of liquidity and stability.  The Company offers individuals and small to medium-sized businesses a variety of deposit accounts, including demand and interest checking, money market, savings and time deposit accounts.    The Company also had $55.6 million in brokered time deposits as of December 31, 2012 compared to $96.9 million in brokered time deposits as of December 31, 2011. This is reflected in the balance of total time deposits.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2012:

Maturities of Certificates of Deposit of $100,000 and Greater
(At December 31, 2012)

Within	Three to	Six to	Over		Percent
Three	Six	Twelve	One		of Total
Months	Months	Months	Year	Total	Deposits
(In thousands)
$34,526	$52,326	$57,399	$90,866	$235,117	24.0%

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

A summary of the contract amount of Middleburg Bank’s exposure to off-balance-sheet risk as of December 31, 2012 and 2011 is as follows:

	2012	2011
Financial instruments whose contract amounts	(In thousands)
represent credit risk:
Commitments to extend credit	$78,288	$92,032
Standby letters of credit	3,445	1,837

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

The Company utilizes derivative financial instruments as a part of its asset-liability management program to control exposure to interest rate swings and resulting fluctuations in market values and cash flows associated with certain financial instruments.  The Company accounts for derivatives in accordance with ASC 815, Derivatives and Hedging.  Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments.   The Company designates each transaction at its inception.

The Company documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as fair value hedges or cash flow hedges to specific assets or liabilities on the balance sheet.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in fair values or cash flows of hedged items.

As of December 31, 2012, the Company had both fair value hedges and cash flow hedges on its balance sheet as well as derivative financial instruments that have not been designated as hedging instruments.  The derivatives are reported at their fair values as of each balance sheet date.  For designated cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings as are changes in market value of derivatives not designated as hedging instruments.

Information concerning each of the Company's categories of derivatives as of December 31, 2012 and 2011 is presented in Note 24 to the consolidated  financial statements.

A summary of the Company’s contractual obligations at December 31, 2012 is as follows:

	Payment due by period
	(In thousands)
	Total	Less than 1 Year	1 - 3 years	3 - 5 Years	More than 5 Years
Certificates of Deposit	$292,023	$157,183	$89,510	$45,330	$—
Short-term Borrowings	45,848	45,848	—	—	—
Long-Term Debt Obligations	77,912	17,912	55,000	5,000	—
Operating Leases	32,972	3,531	6,310	5,265	17,866
Trust Preferred Capital Notes	5,155	—	—	—	5,155
Total Obligations	$453,910	$224,474	$150,820	$55,595	$23,021

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

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks.  The regulatory capital standards categorize assets and off-balance sheet items into four categories that weigh balance sheet assets according to risk, requiring more capital for holding higher risk assets.  The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings.  The Company had a ratio of total capital to risk-weighted assets of 15.3% and 14.7% at December 31, 2012 and 2011, respectively.  The ratio of Tier 1 capital to risk-weighted assets was 14.0% and 13.5% at December 31, 2012 and 2011, respectively.  Both ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

Analysis of Capital
(At December 31)

	2012	2011
	(Dollars in thousands)
Tier 1 Capital:
Common stock	$17,357	$17,331
Capital surplus	43,869	43,498
Retained earnings	46,235	41,157
Non-controlling interest in consolidated subsidiary	3,194	2,101
Trust preferred debt	5,000	5,000
Goodwill	(6,017)	(6,189)
Unrealized loss on equity securities	(4)	(18)
Total Tier 1 capital	$109,634	$102,880
Tier 2 Capital:
Disallowed trust preferred	$—	$—
Allowance for loan losses included in Tier 2 Capital	9,845	9,619
Total tier 2 capital	$9,845	$9,619
Total risk-based capital	$119,479	$112,499
Risk weighted assets	$783,006	$764,439
CAPITAL RATIOS:
Tier 1 risk-based capital ratio	14.0%	13.5%
Total risk-based capital ratio	15.3%	14.7%
Tier 1 capital to average total assets	9.1%	8.8%

As noted above, regulatory capital levels for the Company meet those established for well-capitalized institutions. While we are currently considered well-capitalized, we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

The Company’s leverage ratio was 9.1% at December 31, 2012 compared to 8.8% at December 31, 2011.

The primary source of funds for dividends paid by the Company to its shareholders is the dividends received from its subsidiaries.  Federal regulatory agencies impose certain restrictions on the payment of dividends and the transfer of assets from the banking subsidiaries to the holding company.  Historically, these restrictions have not had an adverse impact on the Company’s dividend policy.

Short-term Borrowings

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for Middleburg Bank.  The Company has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $24.0 million and a borrowing capacity of $48.9 million with the Federal Reserve Bank of Richmond.  These lines of credit, which bear interest at prevailing market rates, permit the Company to borrow funds in the overnight market, and are renewable annually subject to certain conditions.  Securities sold under agreements to repurchase include an interest bearing product that the Company has developed which integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank.  This account is referred to as Tredegar Institutional Select.  The overall balance of this product was $56.9 million at December 31, 2012, of which $2.4 million is included in securities sold under agreements to repurchase amounts on the balance sheet.  All repurchase agreements entered into by the Company are accounted for as collateralized financings.  No repurchase agreements are accounted for as sales.

The following table shows the distribution of the Company’s short-term borrowings and the weighted-average interest rates thereon at the end of each of the last three years.  Also provided are the maximum amount of borrowings and the average amount of borrowings as well as weighted-average interest rates for the last three years.

Dollars in thousands	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Short-term Borrowings
At December 31:
2012	$—	$33,975	$11,873
2011	—	31,686	28,331
2010	—	25,562	13,320
Weighted-average interest rate at year-end:
2012	—%	0.90%	5.00%
2011	—%	1.04%	5.00%
2010	—%	0.94%	5.13%
Maximum amount outstanding at any month's end:
2012	$—	$38,949	$17,656
2011	—	36,617	28,331
2010	5,000	27,542	21,875
Average amount outstanding during the year:
2012	$1	$34,177	$8,725
2011	42	33,162	9,555
2010	25	25,314	10,419
Weighted-average interest rate during the year:
2012	0.25%	0.97%	4.49%
2011	0.25%	0.88%	3.33%
2010	—%	0.81%	3.77%

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $24.0 million, none of which were outstanding at December 31, 2012.  The subsidiary bank of the Company is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  Available borrowing capacity from this source at December 31, 2012 was $48.9 million.  The average balance of federal funds purchased during 2012 was $1,000 compared to average federal funds purchased of $42,000 in 2011.  The average balance of federal funds purchased during 2010 was $25,000.  At December 31, 2012 and 2011, Middleburg Bank had $21.3 million and $19.0 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.  At December 31, 2012 and 2011, Middleburg Bank had $12.6 million and $12.7 million, respectively,  of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions with remaining maturities of greater than one year.

As of December 31, 2012, Middleburg Bank had remaining credit availability in the amount of $75.6 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  In 2012, Southern Trust Mortgage had  $24.0 million in one revolving line of credit with a regional bank, which was primarily used to fund its mortgages held for sale.  At December 31, 2012, this line had an outstanding balance of $11.8 million and is included in total short-term borrowings.

At December 31, 2012, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments and unencumbered securities available for sale were 18.8% of total deposits and liabilities.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis during the fiscal years of 2012 and 2011 as compared to the 20% Board-approved policy limit.

Estimated Net Interest Income Sensitivity
Rate Change	December 31, 2012	December 31, 2011
+ 200 bps	0.4%	0.4%
- 200 bps	(11.1)%	(10.0)%

At the end of 2012, the Company’s final 2012 interest rate risk model indicated that in a  rate environment of an immediate 200 basis points increase, net interest income will increase by 0.4% over a 12 month period.  For the same time period, the final 2012 interest rate risk model indicated that, in a rate environment of an immediate 200 basis points decrease, net interest income could decrease by 11.1% over a 12 month period.  Down rate scenarios were not meaningful in the interest rate environment that prevailed as of December 31, 2012. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2012 and 2011;
•	Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010;
•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010
•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010;
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010; and
•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and there has been no change in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to effect the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation, integrity and fair presentation of the Company’s financial statements for the year ended December 31, 2012.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to insure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2012  This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2012.  Management’s assessment did not determine any material weakness within the Company’s internal control structure.

The financial statements for the year ended December 31, 2012  have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C.  Personnel from that firm were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors – Nominees for Election for Terms Expiring in 2013” and “ – Executive Officers Who Are Not Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “– Code of Ethics” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Corporate Governance and the Board of Directors – Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership – Security Ownership of Management” and “– Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Equity Compensation Plans” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G (3) of Form 10-K, the information contained under the heading “Executive Compensation – Transactions with Management” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approval Policies” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

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

3.3
Bylaws of the Company (restated in electronic format as of May 2, 2012), attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, incorporated herein by reference.

4.1
Warrant to Purchase Shares of Common Stock, dated January 30, 2009, attached as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, incorporated herein by reference.

10.1
Agreement, dated as of July 18, 2011, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s current Form 8-K filed with the Commission on July 20, 2011, incorporated herein by reference.*

10.2
Middleburg Financial Corporation 2006 Equity Compensation Plan, as amended, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 26, 2006, incorporated herein by reference.*

10.3
Middleburg Financial Corporation Form of Performance Share Award Agreement, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.4
Middleburg Financial Corporation Form of Restricted Share Award Agreement, attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.5
Middleburg Financial Corporation Form of Non-Qualified Stock Option Agreement, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 20, 2009, incorporated herein by reference.*

10.6
Middleburg Financial Corporation 2006 Management Incentive Plan, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference .*

10.7
Employment Agreement, dated as of April 28, 2010, between the Company and Gary R. Shook, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2010, incorporated herein by reference.*

10.8
Employment Agreement, dated as of May 7, 2010, between the Company and Raj Mehra, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 13, 2010, incorporated herein by reference.*

54

10.9
Executive Retirement Plan, as amended and restated through April 28,, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, Filed with the commission on October 14, 2010, incorporated herein by reference.*

10.1
Supplemental Benefit Plan, as amended and restated effective November 17, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 22, 2010, incorporated herein by reference.*

10.11
Stock Purchase Agreement, dated March 27, 2009, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, incorporated herein by reference.

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

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

24.1	Power of Attorney

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

101
The following materials from the Middleburg Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.)

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

MIDDLEBURG FINANCIAL CORPORATION

Date:	March 18, 2013	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date:	March 18, 2013	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

Date:	March 18, 2013	By:	/s/ John L. Brooks
John L. Brooks
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Boling*	Chairman of the Board and Director	March 18, 2013
Joseph L. Boling

/s/ Gary R. Shook	Chief Executive Officer and President	March 18, 2013
Gary R. Shook	(Principal Executive Officer)

/s/ Raj Mehra	Executive Vice President and Chief	March 18, 2013
Raj Mehra	Financial Officer (Principal Financial Officer)

/s/ John L. Brooks	Senior Vice President and Chief	March 18, 2013
John L. Brooks	Accounting Officer (Principal Accounting Officer)

/s/ Howard M. Armfield*	Director	March 18, 2013
Howard M. Armfield

/s/ Henry F. Atherton, III*	Director	March 18, 2013
Henry F. Atherton, III

/s/ Childs F. Burden*	Director	March 18, 2013
Childs F. Burden

/s/ John Rust*	Director	March 18, 2013
John Rust

	Director	March 18, 2013
J. Bradley Davis

/s/ Alexander G. Green, III*	Director	March 18, 2013
Alexander G. Green, III

/s/ Gary D. LeClair*	Director	March 18, 2013
Gary D. LeClair

/s/ John C. Lee, IV*	Director	March 18, 2013
John C. Lee, IV

/s/ Keith W. Meurlin*	Director	March 18, 2013
Keith W. Meurlin

/s/ Janet A. Neuharth*	Director	March 18, 2013
Janet A. Neuharth

 *  John L. Brooks, by signing his name hereto, signs this document on behalf of each of the persons indicated by an asterisk above pursuant to the powers of attorney duly executed by such persons and filed with the SEC as Exhibit 24.1 to this Annual Report on Form 10-K.

/s/ John L. Brooks
John L. Brooks	March 18, 2013

Exhibit Index

Exhibit No.	Description
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

3.3
Bylaws of the Company (restated in electronic format as of May 2, 2012), attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, incorporated herein by reference.

4.1
Warrant to Purchase Shares of Common Stock, dated January 30, 2009, attached as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, incorporated herein by reference.

10.1
Agreement, dated as of July 18, 2011, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s current Form 8-K filed with the Commission on July 20, 2011, incorporated herein by reference.*

10.2
Middleburg Financial Corporation 2006 Equity Compensation Plan, as amended, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 26, 2006, incorporated herein by reference.*

10.3
Middleburg Financial Corporation Form of Performance Share Award Agreement, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.4
Middleburg Financial Corporation Form of Restricted Share Award Agreement, attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.5
Middleburg Financial Corporation Form of Non-Qualified Stock Option Agreement, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 20, 2009, incorporated herein by reference.*

10.6
Middleburg Financial Corporation 2006 Management Incentive Plan, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference .*

10.7
Employment Agreement, dated as of April 28, 2010, between the Company and Gary R. Shook, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2010, incorporated herein by reference.*

10.8
Employment Agreement, dated as of May 7, 2010, between the Company and Raj Mehra, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 13, 2010, incorporated herein by reference.*

58

10.9
Executive Retirement Plan, as amended and restated through April 28,, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, Filed with the commission on October 14, 2010, incorporated herein by reference.*

10.10
Supplemental Benefit Plan, as amended and restated effective November 17, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 22, 2010, incorporated herein by reference.*

10.11
Stock Purchase Agreement, dated March 27, 2009, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, incorporated herein by reference.

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

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

24.1	Power of Attorney

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

101
The following materials from the Middleburg Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements.

MIDDLEBURG FINANCIAL CORPORATION

Middleburg, Virginia

FINANCIAL REPORT

DECEMBER 31, 2012

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2012, 2011 and 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middleburg Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of Middleburg Financial Corporation and subsidiaries' internal control over financial reporting.

Winchester, Virginia
March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited Middleburg Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Middleburg Financial Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Middleburg Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2012, 2011 and 2010 of Middleburg Financial Corporation and subsidiaries and our report dated March 18, 2013 expressed an unqualified opinion.

Winchester, Virginia
March 18, 2013

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
	December 31,
	2012	2011
ASSETS
Cash and due from banks	$7,139	$6,163
Interest-bearing deposits with other institutions	47,276	45,107
Total cash and cash equivalents	54,415	51,270
Securities available for sale	319,457	308,242
Loans held for sale	82,114	92,514
Restricted securities, at cost	6,990	7,117
Loans receivable (net of allowance for loan losses of $14,311 in 2012 and $14,623 in 2011)	695,166	656,770
Premises and equipment, net	20,587	21,306
Goodwill and identified intangibles	6,017	6,189
Other real estate owned (net of valuation allowance of $1,707 in 2012 and $1,522 in 2011)	9,929	8,535
Prepaid federal deposit insurance	3,015	3,993
Bank owned life insurance	16,484	16,025
Accrued interest receivable and other assets	22,607	20,899
TOTAL ASSETS	$1,236,781	$1,192,860
LIABILITIES
Deposits:
Non-interest-bearing demand deposits	$167,137	$143,398
Savings and interest-bearing demand deposits	522,740	460,576
Time deposits	292,023	325,895
Total deposits	981,900	929,869
Securities sold under agreements to repurchase	33,975	31,686
Short-term borrowings	11,873	28,331
Federal Home Loan Bank borrowings	77,912	82,912
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	8,844	6,894
TOTAL LIABILITIES	1,119,659	1,084,847
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized; 7,052,554 and 6,996,932 issued and outstanding at December 31, 2012 and 2011, respectively)	17,357	17,331
Capital surplus	43,869	43,498
Retained earnings	46,235	41,157
Accumulated other comprehensive income	6,467	3,926
Total Middleburg Financial Corporation shareholders' equity	113,928	105,912
Non-controlling interest in consolidated subsidiary	3,194	2,101
TOTAL SHAREHOLDERS' EQUITY	117,122	108,013
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,236,781	$1,192,860

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
	Years Ended December 31,
	2012	2011	2010
INTEREST INCOME
Interest and fees on loans	$37,895	$39,392	$40,548
Interest and dividends on securities available for sale
Taxable	6,408	6,627	4,733
Tax-exempt	2,403	2,363	2,514
Dividends	193	144	105
Interest on deposits in banks and federal funds sold	124	110	131
Total interest and dividend income	47,023	48,636	48,031
INTEREST EXPENSE
Interest on deposits	6,916	8,867	12,033
Interest on securities sold under agreements to repurchase	332	293	205
Interest on short-term borrowings	392	318	393
Interest on FHLB borrowings and other debt	1,184	1,213	1,544
Total interest expense	8,824	10,691	14,175
NET INTEREST INCOME	38,199	37,945	33,856
Provision for loan losses	3,438	2,884	12,005
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,761	35,061	21,851
NONINTEREST INCOME
Service charges on deposit accounts	2,197	2,095	1,884
Trust and investment advisory fee income	3,751	3,636	3,335
Gains on loans held for sale	21,014	11,906	11,945
Gains on securities available for sale, net	445	460	866
Total other-than-temporary impairment losses	(46)	(27)	(901)
Portion of (gain) loss recognized in other comprehensive income	46	2	(202)
Net impairment losses	—	(25)	(1,103)
Commissions on investment sales	518	393	344
Fees on mortgages held for sale	186	333	1,881
Other service charges, commissions and fees	541	452	467
Bank-owned life insurance	459	486	503
Other operating income	343	226	390
Total noninterest income	29,454	19,962	20,512
NONINTEREST EXPENSE
Salaries and employees' benefits	30,417	27,373	24,103
Net occupancy and equipment expense	7,050	6,748	6,249
Advertising	2,034	1,399	1,071
Computer operations	1,572	1,501	1,324
Other real estate owned	2,721	2,564	2,468
Other taxes	813	812	798
Federal deposit insurance expense	1,050	1,260	1,907
Other operating expenses	8,602	7,354	9,331
Total noninterest expense	54,259	49,011	47,251
Income (loss) before income taxes	9,956	6,012	(4,888)
Income tax expense (benefit)	1,966	1,350	(2,562)
NET INCOME (LOSS)	7,990	4,662	(2,326)
Net (income) loss attributable to non- controlling interest	(1,504)	298	(362)
Net income (loss) available to common shareholders	$6,486	$4,960	$(2,688)

Earnings (loss) per share:
Basic	$0.92	$0.71	$(0.39)
Diluted	$0.92	$0.71	$(0.39)
See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2012	2011	2010

Net income (Loss) before non-controlling interest	$7,990	$4,662	$(2,326)
Other comprehensive income:
Unrealized holding gains arising during the period (net of tax of $1,511, $2,826, and $646 respectively for 2012, 2011, and 2010)	2,932	5,485	1,254
Reclassification adjustment for gains included in net income (net of tax of $151, $156, and $294 respectively for 2012, 2011, and 2010)	(294)	(304)	(572)
Unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings (net of tax of $0, $9, and $375 respectively for 2012, 2011, and 2010)	-	16	728
Unrealized gain (loss) on interest rate swap (net of tax of $50, $213, and $106 respectively for 2012, 2011, and 2010)	(97)	(413)	206
Change in benefit obligation and plan assets for defined benefit plan (net of tax of $0, $80, and $80 respectively for 2012, 2011, and 2010)	—	154	(154)
Total other comprehensive income	2,541	4,938	1,462
Total comprehensive income (loss)	10,531	9,600	(864)
Comprehensive loss (income) attributable to non-controlling interest	(1,504)	298	(362)
Comprehensive income (loss) attributable to Middleburg Financial Corporation	$9,027	$9,898	$(1,226)

 See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2012, 2011 and 2010
(In thousands, except for share and per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Non-Controlling Interest	Total
Balance December 31, 2009	$17,273	$42,807	$42,706	$(2,474)	$3,047	$103,359

Net income (loss) – 2010			(2,688)		362	(2,326)
Other comprehensive income, net of tax				1,462		1,462
Cash dividends – ($0.35 per share)			(2,425)			(2,425)
Distributions to non-controlling interest					(369)	(369)
Exercise of stock options (12,500 shares)	32	102				134
Restricted stock vesting (3,650 shares)	9	(9)				—
Share-based compensation		158				158
Balance December 31, 2010	$17,314	$43,058	$37,593	$(1,012)	$3,040	$99,993

Net income (loss) – 2011			4,960		(298)	4,662
Other comprehensive income, net of tax				4,938		4,938
Cash dividends – ($0.20 per share)			(1,396)			(1,396)
Distributions to non-controlling interest					(641)	(641)
Restricted stock vesting (7,922)	19	(19)				—
Repurchase of restricted stock	(2)	(12)				(14)
Share-based compensation		471				471
Balance December 31, 2011	$17,331	$43,498	$41,157	$3,926	$2,101	$108,013

Net income – 2012			6,486		1,504	7,990
Other comprehensive income, net of tax				2,541		2,541
Cash dividends – ($0.20 per share)			(1,408)			(1,408)
Distributions to non-controlling interest					(411)	(411)
Restricted stock vesting (12,932 shares)	33	(33)				—
Repurchase of restricted stock (2,736 shares)	(7)	(36)				(43)
Share-based compensation		440				440
Balance December 31, 2012	$17,357	$43,869	$46,235	$6,467	$3,194	$117,122

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010
(In Thousands)
	2012	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$7,990	$4,662	$(2,326)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,953	1,882	1,753
Equity in distributions in excess of earnings (undistributed earnings) of affiliate	(37)	(20)	(244)
Provision for loan losses	3,438	2,884	12,005
Net (gain) on securities available for sale	(445)	(460)	(866)
Other than temporary impairment loss	—	25	1,103
Net loss on sale of assets	107	42	4
Premium amortization on securities, net	3,691	2,837	2,622
Deferred income tax expense (benefit)	1,257	525	(3,173)
Origination of loans held for sale	(945,611)	(682,306)	(782,172)
Proceeds from sales of loans held for sale	977,025	661,059	779,766
Net (gains) on mortgages held for sale	(21,014)	(11,906)	(11,945)
Share-based compensation	440	471	158
Net (gain) loss on sale of other real estate owned	(125)	330	190
Valuation adjustment on other real estate owned	1,727	1,453	1,507
Valuation adjustment on bank properties	—	—	1,360
Decrease in prepaid FDIC insurance	978	1,161	1,769
Changes in assets and liabilities:
(Increase) in other assets	(4,968)	(3,710)	(2,736)
Increase (decrease) in other liabilities	1,950	(426)	844
Net cash provided by (used in) operating activities	$28,356	$(21,497)	$(381)
Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns and calls of securities available for sale	$93,030	$60,651	$58,503
Proceeds from sale of securities available for sale	41,010	37,564	68,757
Purchase of securities available for sale	(144,503)	(148,944)	(206,910)
Purchase of restricted stock securities	—	(821)	(570)
Redemption of restricted stock securities	127	—	499
Proceeds from sale of equipment	—	57	18
Purchases of bank premises and equipment	(1,045)	(1,351)	(939)
Net (increase) in loans	(50,178)	(20,708)	(25,867)
Proceeds from sale of other real estate owned	5,348	2,948	1,031
Purchase of bank-owned life insurance	—	—	(682)
Net cash (used in) investing activities	$(56,211)	$(70,604)	$(106,160)

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Continued)
Years Ended December 31, 2012, 2011 and 2010
(In Thousands)
	2012	2011	2010
Cash Flows from Financing Activities
Net increase in non-interest-bearing and interest-bearing demand deposits and savings accounts	$85,903	$36,768	$64,453
Net (decrease) increase in certificates of deposit	(33,872)	2,795	20,205
Increase in securities sold under agreements to repurchase	2,289	6,124	8,363
Proceeds from short-term borrowings	110,826	119,178	129,963
Payments on short-term borrowings	(127,284)	(104,167)	(120,181)
Proceeds from FHLB borrowings	72,916	55,000	47,912
Payments on FHLB borrowings	(77,916)	(35,000)	(20,000)
Distributions to non-controlling interest	(411)	(641)	(369)
Payment of dividends on common stock	(1,408)	(1,396)	(2,425)
Net proceeds from issuance of common stock	—	—	134
Repurchase of stock	(43)	(14)	—
Net cash provided by financing activities	$31,000	$78,647	$128,055
Increase (decrease) in cash and and cash equivalents	3,145	(13,454)	21,514

Cash and Cash Equivalents
Beginning	51,270	64,724	43,210
Ending	$54,415	$51,270	$64,724

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$7,042	$8,937	$12,497
Interest paid on short-term obligations	444	570	579
Interest paid on FHLB borrowings and other debt	1,528	1,218	1,714
	$9,014	$10,725	$14,790
Income taxes	$2,500	$900	$—

Supplemental Disclosure of Noncash Transactions
Unrealized gain on securities available for sale	$3,998	$7,873	$2,138
Change in market value of interest rate swap	$(147)	$(626)	$312
Pension liability adjustment	$—	$234	$(234)
Transfer of loans to other real estate owned	$8,493	$5,932	$4,611
Loans originated from sale of other real estate owned	$149	$533	$—
Transfer of other real estate owned to bank premises	$—	$527	$—

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Middleburg Financial Corporation (the “Company”) is a  bank holding company and through its banking subsidiary, Middleburg Bank, grants commercial, financial, agricultural, residential and consumer loans to customers principally in Loudoun County, Fauquier County and Fairfax County, Virginia as well as the Town of Williamsburg and the City of Richmond.  The loan portfolio is well diversified and generally is collateralized by assets of the customers.  The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Middleburg Trust Company is a non-banking subsidiary of Middleburg Financial Corporation which offers a comprehensive range of fiduciary and investment management services to individuals and businesses.  Middleburg Financial Corporation has a controlling interest in Southern Trust Mortgage LLC, which originates and sells mortgages secured by personal residences primarily in the southeastern United States.

The accounting and reporting policies of the Company conform to U. S. generally accepted accounting principles and to accepted practice within the banking industry.

Principles of Consolidation

The consolidated financial statements of Middleburg Financial Corporation and its wholly owned subsidiaries, Middleburg Bank, Middleburg Investment Group, Inc., Middleburg Trust Company and Middleburg Bank Service Corporation include the accounts of all companies.  Also included in the consolidation are Southern Trust Mortgage LLC and MFC Capital Trust II.  At  December 31, 2012, the Company owned 62.4 percent of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank.  The issued and outstanding interest of Southern Trust Mortgage not held by the Company is reported as Non-controlling Interest in Consolidated Subsidiary.  Accounting Standards Codification Topic 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in MFC Capital Trust II, which approximated $155,000 for each of the years ended December 31, 2012 and  2011.  The subordinate debt of the trust preferred entity is reflected as a liability of the Company.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Loans

The Company’s subsidiary bank grants mortgage, commercial, and consumer loans to clients.  The bank segments its loan portfolio into commercial loans, real estate loans, and consumer loans.  Real estate loans are further divided into the following classes:  construction; farmland; 1-4 family residential; and other real estate loans.  Descriptions of the Company’s loan classes are as follows:

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

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”).  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  All identified TDRs are considered impaired loans by management.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations.  No liabilities for unrecognized tax benefits have been recognized as of December 31, 2012.

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

Derivative Financial Instruments

The Company utilizes derivative financial instruments as a part of its asset-liability management program to control exposure to interest rate swings and resulting fluctuations in market values and cash flows associated with certain financial instruments.  The Company accounts for derivatives in accordance with ASC 815, Derivatives and Hedging.  Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments.   The Company designates each transaction at its inception.

The Company documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as fair value hedges or cash flow hedges to specific assets or liabilities on the balance sheet.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in fair values or cash flows of hedged items.

As of December 31, 2012, the Company had both fair value hedges and cash flow hedges on its balance sheet as well as derivative financial instruments that have not been designated as hedging instruments.  The derivatives are reported at their fair values as of each balance sheet date.  For designated cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings as are changes in market value of derivatives not designated as hedging instruments.

Information concerning each of the Company's categories of derivatives as of December 31, 2012 and 2011 is presented in Note 24 to the consolidated  financial statements.

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

Share-Based Employee Compensation Plan

At December 31, 2012, the Company had a share-based employee compensation plan which is described more fully in Note 8 to the consolidated financial statements.  Compensation cost relating to share-based payment transactions is recognized in the consolidated financial statements.  That cost is measured based on the fair value of the equity instruments issued.  The Company recognized $440,000, $471,000, and $158,000 in compensation expense during 2012, 2011, and 2010, respectively, as a result of partially vested stock grants and vested stock options.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU were effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments were effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ”The new guidance amends disclosure requirements for the presentation of comprehensive income.  The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders' equity.  All changes in OCI must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements.  The guidance does not change the items that must be reported in OCI.  The Company adopted this guidance effective in 2012, and has elected to present two separate but consecutive financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements.  An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  The Company does not expect the adoption of ASU 2013-01 to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period.  Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

Note 2.	Securities

Amortized costs and fair values of securities available for sale as of December 31, 2012 and 2011, are summarized as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$15,391	$459	$(28)	$15,822
Obligations of states and political subdivisions	74,485	3,920	(105)	78,300
Mortgage-backed securities:
Agency	161,564	5,659	(280)	166,943
Non-agency	15,310	287	(18)	15,579
Other Asset Backed Securities	33,648	1,079	(85)	34,642
Corporate preferred stock	68	—	(6)	62
Corporate securities	8,730	12	(633)	8,109
Total	$309,196	$11,416	$(1,155)	$319,457

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$9,068	$293	$(18)	$9,343
Obligations of states and political subdivisions	65,090	2,503	(51)	67,542
Mortgage-backed securities:
Agency	181,797	5,482	(209)	187,070
Non-agency	18,737	67	(598)	18,206
Other Asset Backed Securities	16,110	90	(404)	15,796
Corporate preferred stock	68	—	(28)	40
Corporate securities	10,612	5	(641)	9,976
Trust-preferred securities	497	—	(228)	269
Total	$301,979	$8,440	$(2,177)	$308,242
The amortized cost and fair value of securities available for sale as of December 31, 2012, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	December 31, 2012
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$4,049	$4,101
Due after one year through five years	26,597	26,890
Due after five years through ten years	33,651	35,603
Due after ten years	34,309	35,637
Mortgage-backed securities	176,874	182,522
Other Asset Backed Securities	33,648	34,642
Corporate preferred stock	68	62
Total	$309,196	$319,457

Proceeds from sales of securities during 2012, 2011, and 2010 were $41.0 million, $37.6 million, and $68.8 million, respectively.  Gross gains of $743,000, $476,000, and $1.3 million, and gross losses of $298,000, $16,000, and $457,000, were realized on those sales, respectively. Additionally, $0, $25,000, and $1.1 million in losses were recognized for impaired securities in 2012, 2011, and 2010, respectively.  The tax expense (benefit) applicable to these net realized gains, losses, and impairment charges amounted to $151,000, $148,000, and $(81,000), respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $142.2 million and $116.2 million at December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, investments in an unrealized loss position that are temporarily impaired are as follows (in thousands):

	2012
	Less than Twelve Months		Twelve Months or Greater		Total
2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$3,850	$(28)	$16	$—	$3,866	$(28)
Obligations of states and political subdivisions	6,966	(105)	—	—	6,966	(105)
Mortgage backed securities:
Agency	24,344	(234)	1,241	(46)	25,585	(280)
Non-agency	3,295	(18)	—	—	3,295	(18)
Other Asset Backed Securities	2,791	(57)	1,418	(28)	4,209	(85)
Corporate preferred stock	—	—	33	(6)	33	(6)
Corporate securities	—	—	6,867	(633)	6,867	(633)
Total	$41,246	$(442)	$9,575	$(713)	$50,821	$(1,155)

	2011
	Less than Twelve Months		Twelve Months or Greater		Total
2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$2,045	$(18)	$26	$—	$2,071	$(18)
Obligations of states and political subdivisions	43	—	2,243	(51)	2,286	(51)
Mortgage backed securities:
Agency	22,768	(209)	—	—	22,768	(209)
Non-agency	4,773	(103)	4,522	(495)	9,295	(598)
Other Asset Backed Securities	10,572	(362)	1,467	(42)	12,039	(404)
Corporate preferred stock	—	—	11	(28)	11	(28)
Corporate securities	7,775	(227)	2,057	(414)	9,832	(641)
Trust-preferred securities	—	—	269	(228)	269	(228)
Total	$47,976	$(919)	$10,595	$(1,258)	$58,571	$(2,177)

A total of 50 securities have been identified by the Company as temporarily impaired at December 31, 2012.  Of the 50 securities, 50 are investment grade and none are speculative grade.  Agency, non-agency mortgage-backed securities, and corporate securities make up the majority of temporarily impaired securities at December 31, 2012.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of December 31, 2012.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Trust preferred securities

As of December 31, 2012, the Company held no trust preferred securities in its investment portfolio.

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

Other-than-temporary impairment losses

At December 31, 2012, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred during the quarter and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity; and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other than temporarily impaired at December 31, 2012.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future.  Accordingly, during the year ended December 31, 2012, no credit related impairment losses were recognized by the Company compared to $25,000 recognized for the year ended December 31, 2011.

The Company’s investment in FHLB stock totaled $5.3 million at December 31, 2012.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2012, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the consolidated balance sheets and is not part of the available-for-sale portfolio.

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

	2012		2011
	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
	(In Thousands)
Real estate loans:
Construction	$50,218	7.1%	$42,208	6.3%
Secured by farmland	11,876	1.7	10,047	1.5
Secured by 1-4 family residential	260,620	36.7	236,760	35.3
Other real estate loans	254,930	35.9	275,428	41.0
Commercial loans	118,573	16.8	94,427	14.1
Consumer loans	13,260	1.8	12,523	1.8
Total Gross Loans (1)	709,477	100.0%	671,393	100.0%
Less allowance for loan losses	14,311		14,623
Net loans	$695,166		$656,770

(1)	Gross loan balances at December 31, 2012 and 2011 are net of deferred loan costs of $2.1 million and $1.9 million respectively.

Loans presented in the table above exclude loans held for sale.  The Company had $82.1 million and $92.5 million in mortgages held for sale at December 31, 2012 and 2011, respectively.

The following tables present a contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2012 and December 31, 2011.

(In Thousands)		December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$108	$2,043	$2,151	$48,067	$50,218
Secured by farmland	415	—	—	415	11,461	11,876
Secured by 1-4 family residential	1,625	568	1,910	4,103	256,517	260,620
Other real estate loans	197	361	6,112	6,670	248,260	254,930
Commercial loans	—	44	144	188	118,385	118,573
Consumer loans	27	10	32	69	13,191	13,260
Total	$2,264	$1,091	$10,241	$13,596	$695,881	$709,477

(In Thousands)		December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$696	$—	$3,285	$3,981	$38,227	$42,208
Secured by farmland	415	—	—	415	9,632	10,047
Secured by 1-4 family residential	2,036	1,721	7,639	11,396	225,364	236,760
Other real estate loans	6,079	1,736	1,466	9,281	266,147	275,428
Commercial loans	1,751	121	315	2,187	92,240	94,427
Consumer loans	23	—	—	23	12,500	12,523
Total	$11,000	$3,578	$12,705	$27,283	$644,110	$671,393

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31 of the indicated year:

	2012		2011
	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
	(In Thousands)
Real estate loans:
Construction	$2,861	$780	$3,804	$86
Secured by 1-4 family residential	8,761	228	11,839	1,097
Other real estate loans	7,866	—	7,567	—
Commercial loans	2,146	34	2,136	50
Consumer loans	30	2	—	—
Total	$21,664	$1,044	$25,346	$1,233

If interest on nonaccrual loans had been accrued, such income would have approximated $1,350,000, $1,500,000, and $722,000 for the years ended December 31, 2012, 2011, and 2010 respectively.

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

Loss: Loans are classified as loss when they are deemed uncollectible and are charged off immediately.

The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system as of December 31 of the indicated year:

December 31, 2012
(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$29,741	$11,068	$237,121	$228,052	$112,298	$13,134	$631,414
Special Mention	15,540	199	3,767	12,949	3,332	47	35,834
Substandard	3,902	609	18,333	12,887	2,831	49	38,611
Doubtful	1,035	—	1,399	1,042	112	30	3,618
Loss	—	—	—	—	—	—	—
Ending Balance	$50,218	$11,876	$260,620	$254,930	$118,573	$13,260	$709,477

December 31, 2011
(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$22,250	$9,235	$207,332	$239,156	$87,731	$12,448	$578,152
Special Mention	5,764	199	10,773	23,434	4,127	61	44,358
Substandard	13,163	613	17,062	12,592	2,374	14	45,818
Doubtful	1,031	—	1,593	246	195	—	3,065
Loss	—	—	—	—	—	—	—
Ending Balance	$42,208	$10,047	$236,760	$275,428	$94,427	$12,523	$671,393

The following tables present loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2012 and 2011:

	December 31, 2012
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,819	$2,370	$—	$2,543	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,248	3,667	—	3,712	50
Other real estate loans	3,135	3,178	—	3,141	91
Commercial loans	1,947	1,947	—	1,924	—
Consumer loans	—	—	—	—	—
Total with no related allowance	$10,149	$11,162	$—	$11,320	$141
With an allowance recorded:
Real estate loans:
Construction	$1,150	$2,250	$166	$1,685	$—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	7,544	8,203	2,724	7,842	65
Other real estate loans	7,505	7,605	1,045	7,691	73
Commercial loans	417	464	338	446	14
Consumer loans	30	30	30	30	—
Total with a related allowance	$16,646	$18,552	$4,303	$17,694	$152
Total	$26,795	$29,714	$4,303	$29,014	$293

	December 31, 2011
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$2,992	$3,652	$—	$3,948	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,978	4,656	—	4,424	7
Other real estate loans	4,732	4,775	—	5,729	95
Commercial loans	1,751	1,751	—	1,735	—
Consumer loans	—	—	—	—	—
Total with no related allowance	$13,453	$14,834	$—	$15,836	$102
With an allowance recorded:
Real estate loans:
Construction	$812	$842	$328	$812	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	8,697	10,417	3,076	9,047	17
Other real estate loans	5,581	5,581	1,192	5,076	64
Commercial loans	656	678	502	662	14
Consumer loans	—	—	—	—	—
Total with a related allowance	$15,746	$17,518	$5,098	$15,597	$95
Total	$29,199	$32,352	$5,098	$31,433	$197

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table.  The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan.

Troubled Debt Restructurings

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired.  The total balance of  TDRs at December 31, 2012 was $12.0 million of which $6.9 million were included in the Company’s non-accrual loan totals at that date and $5.1 million represented loans performing as agreed to the restructured terms. This compares with $11.2 million in total restructured loans at December 31, 2011.  The amount of the valuation allowance related to TDRs was $2.0 million and $1.7 million as of December 31, 2012 and 2011 respectively.

The $6.9 million in nonaccrual TDRs as of December 31, 2012 is comprised of $69,000 in real estate construction loans, $2.2 million in 1-4 family real estate loans, and $4.6 million in other real estate loans.  The $5.1 million in TDRs which were performing as agreed under restructured terms as of December 31, 2012 is comprised of $220,000 in commercial loans, $2.0 million in 1-4 family real estate loans, $108,000 in real estate construction loans, and $2.7 million in other real estate loans.  The Company considers all loans classified as TDRs to be impaired as of December 31, 2012.

The following tables present by class of loan, information related to loans modified in a TDR during the years ended December 31, 2012 and December 31, 2011:

	Loans modified as TDR's
	For the year ended
	December 31, 2012
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(In thousands)	(In thousands)
Real estate loans:
Construction	1	$109	$108
Secured by farmland	—	—	—
Secured by 1-4 family residential	11	3,955	3,665
Other real estate loans	2	1,745	1,418
Total real estate loans	14	5,809	5,191

Commercial loans	1	90	61
Consumer loans	—	—	—
Total	15	$5,899	$5,252

	Loans modified as TDR's
	For the year ended
	December 31, 2011
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(In thousands)	(In thousands)
Real estate loans:
Construction	—	$—	$—
Secured by farmland	—	—	—
Secured by 1-4 family residential	5	726	718
Other real estate loans	7	7,623	7,667
Total real estate loans	12	8,349	8,385

Commercial loans	4	271	271
Consumer loans	—	—	—
Total	16	$8,620	$8,656

During the year ended December 31, 2012, the Company modified 15 loans that were considered to be TDRs.  The terms were extended for 3 loans and the interest rates were lowered for 9 loans. Additionally, 3 loans were placed on interest only payments methods.

During the year ended December 31, 2011, the Company modified 16 loans that were considered to be TDRs.  The terms were extended for 16 loans and the interest rates were lowered for 14 loans.

During the year ended December 31, 2012, the Company identified as TDRs 5 loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying these loans as TDRs, the Company evaluated them for impairment. The accounting amendments require prospective application of the impairment measurement guidance for those loans newly identified as impaired.  As of December 31, 2012, the recorded investment in the loans restructured during 2012 for which the allowance was previously measured under a general allowance methodology was $1.7 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $341,000.

During the year ended December 31, 2011, the Company identified as TDRs,  seven loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying these loans as TDRs, the Company evaluated them for impairment.  As of December 31, 2011, the recorded investment in the loans restructured during 2011 for which the allowance was previously measured under a general allowance methodology was $3.9 million, and the allowance for loan losses associated with those loans, on the basis of a then-current evaluation of loss was $803,000.

As of December 31, 2012 and 2011, $3.5 million and $5.2 million, respectively, of loans restructured as TDRs during 2012 and 2011 were included in the Company's non-accrual loans totals.  The balance of the loans identified as TDRs during those years  were reflected as non-performing assets which were performing as agreed under the restructured terms as of December 31, 2012 and 2011.

Two loans modified as TDRs during the year ended December 31, 2012 with a year end balance of $783,000 subsequently defaulted (i.e. 90 days or more past due following a restructuring) during the year.

One loan modified as a TDR during the year ended December 31, 2011 with a year end balance of $2.1 million subsequently defaulted (i.e. 90 days or more past due following a restructuring) during 2012.

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

The following tables present the changes in the allowance for loan losses balances by loan class for the years ended December 31, 2012 and December 31, 2011.  The tables also include a presentation of the ending allowance for loan losses balance and the ending recorded investment in loans balances by class and by impairment evaluation method as of December 31, 2012 and December 31, 2011.

	December 31, 2012
(In Thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2011	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Charge-offs	(2,152)	—	(893)	(760)	(394)	(72)	(4,271)
Recoveries	2	—	388	86	12	33	521
Provision	2,511	25	(684)	637	859	90	3,438
Balance at December 31, 2012	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$166	$—	$2,724	$1,045	$338	$30	$4,303
Collectively evaluated for impairment	1,092	135	3,552	3,303	1,760	166	10,008
Total ending allowance balance	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Ending loan recorded investment balances:
Individually evaluated for impairment	$2,969	$—	$10,792	$10,640	$2,364	$30	$26,795
Collectively evaluated for impairment	47,249	11,876	249,828	244,290	116,209	13,230	682,682
Total ending loans balance	$50,218	$11,876	$260,620	$254,930	$118,573	$13,260	$709,477

	December 31, 2011
(In Thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2010	$4,684	$107	$3,965	$4,771	$1,055	$385	$14,967
Charge-offs	(467)	—	(2,062)	(438)	(180)	(318)	(3,465)
Recoveries	29	—	41	98	41	28	237
Provision	(3,349)	3	5,521	(46)	705	50	2,884
Balance at December 31, 2011	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$328	$—	$3,076	$1,192	$502	$—	$5,098
Collectively evaluated for impairment	569	110	4,389	3,193	1,119	145	9,525
Total ending allowance balance	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Ending loan recorded investment balances:
Individually evaluated for impairment	$3,804	$—	$12,675	$10,313	$2,407	$—	$29,199
Collectively evaluated for impairment	38,404	10,047	224,085	265,115	92,020	12,523	642,194
Total ending loans balance	$42,208	$10,047	$236,760	$275,428	$94,427	$12,523	$671,393

Note 5.	Premises and Equipment, Net

Premises and equipment consists of the following:

	2012	2011
	(In Thousands)
Land	$2,370	$2,379
Facilities	20,472	20,144
Furniture, fixtures, and equipment	12,362	12,861
Construction in process and deposits on equipment	1,489	1,633
	36,693	37,017
Less accumulated depreciation	(16,106)	(15,711)
Total	$20,587	$21,306

Depreciation expense was $1.7 million, $1.6 million, and $1.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2012, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

2013	$3,531
2014	3,306
2015	3,004
2016	2,671
2017	2,594
Thereafter	17,866
$32,972

Rent expense was $3.6 million, $3.3 million, and $2.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 6.	Deposits

The Company has developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank. The overall balance of this product was $56.9 million and $35.2 million at December 31, 2012 and 2011, respectively, and is partially reflected in the interest-bearing demand deposits and partially reflected in securities sold under agreements to repurchase amounts on the balance sheet.

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $235.1 million and $190.3 million at December 31, 2012 and 2011, respectively.

At December 31, 2012, the scheduled maturities of time deposits (in thousands) are as follows:

2013	$157,183
2014	68,079
2015	21,431
2016	24,999
2017	20,331
$292,023

At December 31, 2012 and 2011, overdraft demand deposits reclassified to loans totaled $312,000 and $315,000, respectively.

At December 31, 2012, one depositor, with $30.8 million, held approximately 3.2 percent of the total deposits at Middleburg Bank.

Middleburg Bank obtains certain deposits through the efforts of third-party brokers.  At December 31, 2012 and 2011, brokered deposits totaled $65.1 million and $96.9 million, respectively, and were included in time deposits.

Note 7.	Borrowings

As of December 31, 2012, Middleburg Bank had remaining credit availability in the amount of $76 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  Advances on the line are secured by all of the Company’s first lien residential real estate loans on one-to-four-unit, single-family dwellings; home equity lines of credit; and eligible commercial real estate loans.   The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB of Atlanta.  Any borrowings in excess of the qualifying collateral require pledging of additional assets.

The Company had $77.9 million of Federal Home Loan Bank advances outstanding as of December 31, 2012.  The interest rates on these advances ranged from 0.14% to 1.98% and the weighted-average rate was 1.17%.  The Company’s Federal Home Loan Bank advances totaled $82.9 million at December 31, 2011.  The weighted-average interest rate on these advances at December 31, 2011 was 1.14%.

The contractual maturities of the Company’s long-term debt are as follows:

December 31, 2012
(In thousands)
Due in 2013	$17,912
Due in 2014	40,000
Due in 2015	15,000
Due in 2016	5,000
Total	$77,912

The outstanding balances and related information for Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Short-term Borrowings are summarized as follows (in thousands):

	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Short-term Borrowings
At December 31:
2012	$—	$33,975	$11,873
2011	—	31,686	28,331
2010	—	25,562	13,320
Weighted-average interest rate at year-end:
2012	—%	0.90%	5.00%
2011	—	1.04	5.00
2010	—	0.94	5.13
Maximum amount outstanding at any month's end:
2012	$—	$38,949	$17,656
2011	—	36,617	28,331
2010	5,000	27,542	21,875
Average amount outstanding during the year:
2012	$1	$34,177	$8,725
2011	42	33,162	9,555
2010	25	25,314	10,419
Weighted-average interest rate during the year:
2012	0.25%	0.97%	4.49%
2011	0.25	0.88	3.33
2010	—	0.81	3.77

In 2012, Southern Trust Mortgage had a revolving line of credit with a regional bank with a credit limit of $24 million.  The line was primarily used to fund its mortgages held for sale.  Middleburg Bank guarantees the balance of these loans up to $10 million.  At December 31, 2012, the line had an outstanding balance of $ 11.9 million and is included in total short-term borrowings.  The line of credit is based on the London Inter-Bank Offered Rate (“LIBOR”).  The weighted-average interest rate on Southern Trust Mortgage’s line of credit at December 31, 2012, was 5.00%

Southern Trust Mortgage also has a $70 million line of credit for financing mortgage notes it originates until such time the mortgage notes can be sold and a $5 million line of credit for operating purposes with Middleburg Bank, of which $69.2 million and $1.2 million, respectively, was outstanding at December 31, 2012.  These lines of credit are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.

The Company also has a line of credit with the Federal Reserve Bank of Richmond of $48.9 million of which there was no outstanding balance at December 31, 2012.

The Company has an additional $24 million in lines of credit available from other institutions at December 31, 2012.

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

The Company granted 45,500 shares of restricted stock on May 2, 2012 to certain employees and executive officers.  The restricted stock award is a hybrid performance and service based award that contains performance-based acceleration provisions if certain financial performance targets are met during pre-defined monitoring periods.  If the performance targets are not met during the monitoring periods, only 50% of the awarded shares will vest on December 31, 2017.  Under the terms of the award, vesting may be accelerated on a partial basis after December 31, 2014 depending on financial results for the years 2012 through 2014.  Vesting may be accelerated each year thereafter until December 31, 2016 based on financial results as compared to a selected peer group for the preceding three years.  If the stock award is not vested through acceleration, 50% of any unvested shares will become vested on December 31, 2017.   All unearned restricted stock grants are forfeited if the employee leaves the Company prior to vesting.

Additionally, on May 2, 2012, 475 shares of service-based restricted stock were issued to an executive officer not included in the above group and 400 shares of restricted stock were awarded to each member of the board of directors totaling 4,000 shares.  The shares will vest at 100% on April 30, 2013.

No stock option awards were made during the years ended December 31, 2012 or 2011.

For the years ended December 31, 2012, 2011, and 2010, the Company recorded $440,000, $471,000, and $158,000, respectively, in share-based compensation expense related to restricted stock and option grants.  The total income tax benefit related to share-based compensation was $79,000, $111,000, and $41,000 in 2012, 2011, and 2010, respectively.

The following table summarizes restricted stock service awards awarded under the 2006 Equity Compensation Plan at December 31.

	2012			2011			2010
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at the beginning of the year	64,518	$14.96		16,878	$16.24		7,752	$23.82
Granted	49,975	16.86		55,563	15.06		15,023	14.58
Vested	(4,549)	14.79		(7,923)	18.38		(3,650)	26.30
Forfeited	—	—		—	—		(2,247)	14.99
Non-vested at end of the year	109,944	$15.83	$1,942,000	64,518	$14.96	$919,000	16,878	$16.24	$241,000

The weighted-average remaining contractual term for non-vested service award grants at December 31, 2012,  2011, and 2010 was 4.3 , 4.5, and 1.9 years, respectively.  The weighted-average grant-date fair value of restricted stock service-based grants awarded during the years ended December 31, 2012, 2011, and 2010  was $16.86 , $15.06, and $14.58 respectively. As of December 31, 2012, there was $1.4 million of total unrecognized compensation expense related to the non-vested service award grants  under the 2006 Equity Compensation Plan.

For the years ended December 31, 2012, 2011, and 2010, the Company recorded $362,000, $217,000, and $131,000, respectively, in compensation expense for service-based restricted stock awards

The following table summarizes restricted stock performance awards awarded under the 2006 Equity Compensation Plan at December 31.

	2012			2011			2010
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at the beginning of the year	21,702	$14.27		21,702	$14.27		16,078	$18.11
Granted	—	—		—	—		12,220	13.92
Vested	(8,383)	14.59		—	—		—	—
Forfeited	(2,808)	14.59		—	—		(6,596)	23.00
Non-vested at end of the year	10,511	$13.92	$186,000	21,702	$14.27	$309,000	21,702	$14.27	$309,000

The weighted-average remaining contractual term for non-vested performance award grants at December 31, 2012 and 2011, was 0.2 and 0.6 years, respectively.  No performance-based restricted stock was granted during the years ended December 31, 2012 and December 31, 2011.  The weighted-average grant-date fair value of performance-based restricted stock awarded during the year ended December 31, 2010 was $13.92.  As of December 31, 2012, there was $73,000 of total unrecognized compensation expense related to the non-vested performance awards under the 2006 Equity Compensation Plan.

Performance-based restricted stock awards vest based on the target levels being reached over a three-year period.  Compensation expense is recognized based on the grant-date fair value of the awards and and the estimated forfeiture rate associated with achieving the target result level.  For the years ended December 31, 2012 and December 31, 2011, the Company recorded $64,000 and$206,000, respectively, in compensation expense related to performance-based restricted stock awards.  For the year ended December 31, 2010, no expense was recorded due to the estimated forfeiture rate during that year.

Stock options may be granted periodically to certain officers and employees under the Company’s share-based compensation plan as determined by a committee.  The Company recorded compensation expense of $14,000, $49,000, and $27,000 respectively for the years ended December 31, 2012 , 2011, and 2010 related to previously issued stock option awards.   Shares issued in connection with stock option exercises may be issued from available treasury shares or from market purchases.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted.  Options granted vest over a three-year time period over which 25 percent vests on each of the first and second anniversaries of the grant and 50 percent on the third anniversary of the grant.  The effects are computed using option pricing models, using the following weighted-average assumptions for options granted during 2010 as of the grant date: 1) a risk-free interest rate of 2.26 percent 2) a dividend yield of 2.51 percent, 3) volatility of 26.71 percent and 4) an expected option life of 9.72 years. No options were granted during 2012 or 2011.  As of December 31, 2012, all outstanding option awards were vested and, accordingly, there was no unrecognized compensation cost related to unvested stock-based option awards.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan and remaining outstanding unexercised options under the 1997 Stock Incentive Plan at the end of the reportable periods.  The weighted-average remaining contractual term for options outstanding and exercisable at December 31, 2012, 2011, and 2010, was 4.7 years, 2.3 years and 2.8 years, respectively.

Options outstanding at December 31 are summarized as follows:

	2012		2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	160,171	$20.40	165,915	$20.18	184,208	$19.34
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(12,500)	10.63
Forfeited	(78,000)	23.64	(5,744)	14.00	(5,793)	14.00
Outstanding at end of year	82,171	$17.32	160,171	$20.40	165,915	$20.18
Options exercisable at year end	82,171	$17.32	130,086	$21.88	117,729	$22.71
Weighted average fair value of options granted during year (per option)		$—		$—		$—

No outstanding stock options were exercised during the years ended December 31, 2012 and December 31, 2011.  The total intrinsic value of options exercised during the year ended December 31, 2010 was $43,000.  There was no aggregate intrinsic value of options outstanding at December 31, 2012 and 2011.

As of December 31, 2012, options outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Options Exercisable
		(years)
$22.00	16,000	0.3	16,000
37.00	3,000	0.8	3,000
39.40	3,000	1.0	3,000
14.00	55,171	6.2	55,171
14.00	5,000	6.8	5,000
$14.00-$39.40	82,171	4.7	82,171

Note 9.	Employee Benefit Plans

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

Information about the plan follows:

	2011	2010
	(In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$5,994	$5,407
Interest cost	168	320
Actuarial loss	—	299
Benefits paid	(7,572)	(32)
Increase in obligation due to settlement	1,410	—
Benefit obligation, end of year	—	5,994
Change in Plan Assets
Fair value of plan assets, beginning of year	5,343	4,897
Actual return on plan assets	(39)	451
Employer contributions	2,268	27
Benefits paid	(7,572)	(32)
Fair value of plan assets, ending	—	5,343
Funded Status, recognized as accrued benefit cost included in other liabilities	$—	$651
Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss	—	234
Prior service costs	—	—
Deferred income tax benefit	—	(80)
Total amount recognized in accumulated other comprehensive loss	—	154

The accumulated benefit obligation for the defined benefit pension plan was $6 million at December 31, 2010.

	2011	2010
	(In Thousands)
Components of Net Periodic Benefit Cost
Interest cost	$168	$320
Expected return on plan assets	(53)	(386)
Amortization of prior service cost	—	—
Recognized net gain due to curtailment	620	—
Recognized net actuarial loss	1,117	—
Net periodic benefit cost	$1,852	$(66)
Other Change in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive (Income) Loss
Net (gain) loss	$(234)	$234
Deferred income tax expense (benefit)	80	(80)
Total recognized in other comprehensive (income) loss	$(154)	$154
Total recognized in net periodic benefit costs and other comprehensive (income) loss	$1,698	$88
Adjustment to Retained Earnings Due to Change in Measurement Date

Weighted-Average Assumptions for Benefit Obligations	2011	2010
Discount rate	N/A	5.50%
Expected return on plan assets	N/A	8.00%
Rate of compensation increase	N/A	4.00%
Weighted-Average Assumptions for Net Periodic Benefit Costs	2011	2010
Discount rate	N/A	6.00%
Expected return on plan assets	N/A	8.00%
Rate of compensation increase	N/A	4.00%

401(k) Plan

The Company has a 401(k) plan whereby a majority of employees participate in the plan.  Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the plan.  Matching contributions vest to the employee equally over a five-year period.  For the years ended December 31, 2012, 2011, and 2010, expense attributable to the plan amounted to $308,000, $250,000 and $258,000, respectively.

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

For the years ended December 31, 2012 , 2011, and 2,010 expense attributable to the plan amounted to $940,000, $826,000, and $762,000, respectively.

Deferred Compensation Plans

Several deferred compensation plans were adopted; including a defined benefit SERP and an elective deferral plan for the Chairman, and a defined contribution SERP for certain Executive Officers.  The two plans for the Chairman made installment payouts in 2012, 2011 and 2010.  The defined contribution SERP on the Executive Officers includes a vesting schedule, and is currently credited at a rate of the 10-year treasury plus 1.5%.  The deferred compensation expense for 2012, 2011, and 2010, was $204,000, $133,000, and $150,000, respectively.  The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to help meet the costs of the obligations.

Note 10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia and various other states.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2009.

The Company believes it is more likely than not that the benefit of deferred tax assets will be realized.  Consequently, no valuation allowance for deferred tax assets is deemed necessary at December 31, 2012 and 2011.

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$4,843	$4,934
Deferred compensation	553	527
Investment in affiliate	—	406
Interest rate swap	157	107
Impairment	—	1,325
Other real estate owned	873	696
Other	1,725	1,312
Total deferred tax assets	$8,151	$9,307
Deferred tax liabilities:
Deferred loan costs, net	$114	$328
Investment in affiliate	261	—
Securities available for sale	3,488	2,130
Property and equipment	293	285
Total deferred tax liabilities	$4,156	$2,743
Net deferred tax assets	$3,995	$6,564

The provision for income taxes charged to operations for the years ended December 31, 2012, 2011, and 2010, consists of the following:

	2012	2011	2010
	(In Thousands)
Current tax expense	$759	$825	$611
Deferred tax expense (benefit)	1,207	525	(3,173)
Total income tax expense (benefit)	$1,966	$1,350	$(2,562)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2012, 2011, and 2010, due to the following:

	2012	2011	2010
	(In Thousands)
Computed "expected" tax expense (benefit)	$2,874	$2,145	$(1,785)
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(975)	(969)	(1,026)
Other, net	67	174	249
	$1,966	$1,350	$(2,562)

Note 11.	Related Party Transactions

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

These persons and firms were indebted to the subsidiary bank for loans as follows:

	2012	2011
	(In Thousands)
Balance, January 1	$18,415	$12,647
Decrease due to status changes	(11,032)	—
Principal additions	2,494	6,811
Principal payments	(1,079)	(1,043)
Balance, December 31	$8,798	$18,415

Additionally, unused commitments to extend credit to these persons and firms amounted to $1.7 million at December 31, 2012 and $3.8 million at December 31, 2011.

These same persons and firms had accounts with the subsidiary bank for deposits totaling $8.8 million and  $7 million at December 31, 2012 and 2011, respectively.

Note 12.	Contingent Liabilities and Commitments

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The Company does not anticipate any material loss as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance-sheet risk.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  For the final weekly reporting period in the years ended December 31, 2012 and 2011, the aggregate amount of gross daily average required reserves was approximately $9.1 million and $5.5 million, respectively.

Note 13.	Earnings (Loss) Per Share

The following shows the weighted-average number of shares used in computing earnings (loss) per share and the effect on weighted-average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2012		2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Earnings (loss) per share, basic	7,031,971	$0.92	6,974,781	$0.71	6,933,144	$(0.39)
Effect of dilutive securities:
Stock options	8,962		2,121		—
Warrant (See note 23)	2,186		—		—
Earnings (loss) per share, diluted	7,043,119	$0.92	6,976,902	$0.71	6,933,144	$(0.39)

In 2012, 2011, and 2010, options to purchase 22,000, 100,000, and 100,000 common shares, respectively, ranging in price from $22.00 to $39.40 were not included in the calculation of earnings per share because they would have been anti-dilutive.  In 2011 and 2010, warrants to purchase 104,101 common shares with an exercise price of $15.85 were not included in the calculation of earnings per share because to do so would have been anti-dilutive.  Additionally, 10,511 shares of performance-based restricted stock were excluded from the calculation of earnings per share in 2012 because the awarding of these shares is based on future events and the shares do not carry the rights of ownership.

Note 14.	Retained Earnings

Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities.  Federal regulations limit the payment of dividends to the sum of a bank’s current net income and retained net income of the three prior years.  During the years ended December 31, 2011 and 2010, the Company required and received approval from federal and state regulatory authorities to transfer amounts in excess of dividend restrictions.  As of December 31, 2012 the subsidiary bank had approximately $6.8 million in excess of regulatory limitations available for transfer to the Parent Company.

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

A summary of the contract amount of the Company's exposure to off-balance-sheet risk as of December 31, 2012 and 2011, is as follows:

	2012	2011
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$78,288	$92,032
Standby letters of credit	3,445	1,837

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

The Company has approximately $2.9 million in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2012.

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

Measured on a recurring basis

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011.

	December 31, 2012
	(In Thousands)
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$15,822	$—	$15,822	$—
Obligations of states and political subdivisions	78,300	—	78,300	—
Mortgage-backed securities:
Agency	166,943	—	166,943	—
Non-agency	15,579	—	15,579	—
Other asset-backed securities	34,642		34,642
Corporate preferred stock	62	—	62	—
Corporate securities	8,109	—	8,109	—
Mortgage interest rate locks	35	—	35	—
Interest rate swaps	80	—	80	—
Liabilities:
Interest rate swaps	541	—	541	—
Mortgage banking hedge instruments	39	—	39	—

	December 31, 2011
	(In Thousands)
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$9,343	$—	$9,343	$—
Obligations of states and political subdivisions	67,542	—	67,542	—
Mortgage-backed securities:
Agency	187,070	—	187,070	—
Non-agency	18,206	—	18,206	—
Other asset-backed securities	15,796		15,796
Corporate preferred stock	40	—	40	—
Corporate securities	9,976	—	9,976	—
Trust preferred securities	269	—	269	—
Liabilities:
Derivative financial instruments (Note 24)	314	—	314	—

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2012 and 2011.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of operations.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Fair value is measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level II).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level III.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business's financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level III).  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

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

The following table summarizes the Company's financial assets that were measured at fair value on a nonrecurring basis as of December 31, 2012  and December 31, 2011.

	December 31, 2012
	(In Thousands)
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$12,343	$—	$11,165	$1,178
Mortgages held for sale	82,114	—	82,114	—

	December 31, 2011
	(In Thousands)
Description	Total	Level I	Level II	Level III
Assets:
Impaired loans	$10,648	$—	$6,767	$3,881
Mortgages held for sale	92,514	—	92,514	—

Other Real Estate Owned

The value of other real estate owned (“OREO”) is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level II).  For other real estate owned properties that may be in construction, the Company’s policy is to obtain “as-is” appraisals on an annual basis as opposed to “as-completed” appraisals.  This approach provides current values without regard to completion of any construction or renovation that may be in process on OREO properties.  Accordingly, the Company considers the valuations to be Level II valuations even though some properties may be in process of renovation or construction.  If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Corporation because of marketability or other factors, then the fair value is considered Level III.  Any initial fair value adjustment is charged against the Allowance for Loan Losses.  Any subsequent fair value adjustments are recorded in the period incurred and included in other non-interest expense on the consolidated statements of operations.

For the purpose of OREO valuations, appraisals are discounted 10% for selling and holding costs and it is the policy of the Company to obtain annual appraisals for properties held in OREO.

Any fair value adjustments are recorded in the period incurred as loss on other real estate owned on the consolidated statements of operations.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

	December 31, 2012
	(In Thousands)
	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$9,929	$—	$7,619	$2,310

	December 31, 2011
	(In Thousands)
Description	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$8,535	$—	$8,535	$—

The following table presents quantitative information as of December 31, 2012 about Level III fair value measurements for financial assets measured at fair value on a non-recurring basis:

				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	(Weighted Average)

Impaired Loans	$1,178	Discounted appraised value	Discount for selling costs and age of appraisals.	10% - 30% (21%)
Other real estate owned	$2,310	Discounted appraised value	Discount for selling costs, construction status, and age of appraisals.	12% - 12% (12%)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

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

Bank Owned Life Insurance

The carrying amount of bank owned life insurance is a reasonable estimate of fair value.

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2012 and 2011, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the tables below.

The estimated fair values, and related carrying amounts, of the Company's financial instruments at December 31, 2012 are as follows:

			December 31, 2012
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
	(In thousands)
Financial assets:
Cash and cash equivalents	$54,415	$54,415	$54,415	$—	—
Securities	319,457	319,457	—	319,457	—
Loans held for sale	82,114	82,114	—	82,114	—
Net portfolio loans	695,166	716,358	—	1,178	715,180
Bank-owned life insurance	16,484	16,484	—	16,484	—
Accrued interest receivable	3,974	3,974	—	3,974	—
Mortgage interest rate locks	35	35	—	35	—
Interest rate swaps	80	80	—	80	—

Financial liabilities:
Deposits	$981,900	$984,682	$—	$984,682	—
Securities sold under agreements
to repurchase	33,975	33,975	—	33,975	—
Short-term debt	11,873	11,873	—	11,873	—
FHLB borrowings	72,912	78,912	—	78,912	—
Trust preferred capital notes	5,155	5,221	—	5,221	—
Accrued interest payable	654	654	—	654	—
Interest rate swaps	541	541	—	541	—
Mortgage banking hedge instruments	39	39	—	39	—

The estimated fair values, and related carrying amounts, of the Company's financial instruments at December 31, 2011 are as follows:

	2011
	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$51,270	$51,270
Securities	308,242	308,242
Loans held for sale	92,514	92,514
Net portfolio loans	656,770	678,245
Accrued interest receivable	4,221	4,221
Financial liabilities:
Deposits	$929,869	$934,322
Securities sold under agreements to repurchase	31,686	31,686
Short-term debt	28,331	28,331
FHLB borrowings and other debt	82,912	83,899
Trust preferred capital notes	5,155	5,216
Accrued interest payable	844	844
Interest rate swap	314	314

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Middleburg Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2012 and 2011, that the Company and Middleburg Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Reserve Bank categorized Middleburg Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Company’s and Middleburg Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2012
Total Capital (to Risk- Weighted Assets):
Consolidated	$119,479	15.3%	$62,640	8.0%	N/A	N/A
Middleburg Bank	115,411	14.8%	62,430	8.0%	$78,038	10.0%
Tier 1 Capital (to Risk- Weighted Assets):
Consolidated	$109,634	14.0%	$31,320	4.0%	N/A	N/A
Middleburg Bank	105,601	13.5%	31,215	4.0%	$46,823	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$109,634	9.1%	$48,477	4.0%	N/A	N/A
Middleburg Bank	105,601	8.7%	48,399	4.0%	$60,499	5.0%
As of December 31, 2011
Total Capital (to Risk- Weighted Assets):
Consolidated	$112,499	14.7%	$61,155	8.0%	N/A	N/A
Middleburg Bank	108,835	14.3%	60,941	8.0%	$76,176	10.0%
Tier 1 Capital (to Risk- Weighted Assets):
Consolidated	$102,880	13.5%	$30,578	4.0%	N/A	N/A
Middleburg Bank	99,249	13.0%	30,471	4.0%	$45,706	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$102,880	8.8%	$46,735	4.0%	N/A	N/A
Middleburg Bank	99,249	8.5%	46,684	4.0%	$58,355	5.0%

Note 18.	Goodwill and Intangibles Assets

Goodwill is not amortized, but is tested at least annually for impairment by the Company.  Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2012, 2011, or 2010.  Identifiable intangible assets are being amortized over the period of expected benefit, which is 15 years.  Goodwill and intangible assets relate to the Company’s acquisition of Middleburg Trust Company and Middleburg Investment Advisors and the consolidation of Southern Trust Mortgage.  Information concerning goodwill and intangible assets is presented in the following table:

	December 31, 2012		December 31, 2011
(In thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Identifiable intangibles	$3,734	$3,006	$3,734	$2,835
Unamortizable goodwill	5,289	—	5,289	—

Amortization expense of intangible assets for each of the three years ended December 31, 2012, 2011, and 2010 totaled $171,000.  Estimated amortization expense of identifiable intangibles for the years ended December 31 follows:

(In thousands)
2013	$171
2014	171
2015	171
2016	171
2017	44
$728

Note 19.	Trust-Preferred Capital Notes

On December 12, 2003, MFC Capital Trust II, a wholly owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities.  On December 19, 2003, $5 million of trust-preferred securities were issued through a pooled underwriting totaling approximately $344 million.  The securities have a LIBOR-indexed floating rate of interest.

During 2012, the interest rates ranged from 3.16 percent to 3.40 percent.  For the year ended December 31, 2012, the weighted-average interest rate was 3.10 percent.  The securities have a mandatory redemption date of January 23, 2034, and are subject to varying call provisions beginning January 23, 2009. The principal asset of the trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.  See Note 24 for information regarding an interest rate swap entered into by the Company during 2010 to manage the interest rate risk associated with these trust preferred securities.  The interest rate swap effectively fixes the yield on the trust preferred securities at approximately 5.43 percent.

The trust-preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25 percent of Tier 1 capital after its inclusion.  The portion of the trust-preferred securities not considered as Tier 1 capital may be included in Tier 2 capital.  On December 31, 2012, all of the Company’s trust-preferred securities are included in Tier I capital.

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

In May 2008, Middleburg Bank acquired the membership interest units of one of the partners of Southern Trust Mortgage for $1.6 million.  As a result, the Company’s ownership interest exceeded 50 percent of the issued and outstanding membership units.  At December 31, 2012, the Company owned 62.4 percent of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank.

Note 21.	Condensed Financial Information – Parent Corporation Only

BALANCE SHEETS
	December 31,
	2012	2011
	(In Thousands)
ASSETS
Cash on deposit with subsidiary bank	$353	$493
Money market fund	7	7
Investment securities available for sale	33	11
Investment in subsidiaries	112,145	103,999
Goodwill	5,289	5,289
Intangible assets, net	728	900
Other assets	580	736
TOTAL ASSETS	$119,135	$111,435
LIABILITIES
Trust-preferred capital notes	$5,155	$5,155
Other liabilities	52	368
TOTAL LIABILITIES	5,207	5,523
SHAREHOLDERS' EQUITY
Common stock	17,357	17,331
Capital surplus	43,869	43,498
Retained earnings	46,235	41,157
Accumulated other comprehensive income (loss), net	6,467	3,926
TOTAL SHAREHOLDERS' EQUITY	113,928	105,912
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$119,135	$111,435

Note 21.	Condensed Financial Information – Parent Corporation Only (Continued)

STATEMENTS OF OPERATIONS
	Year End December 31,
	2012	2011	2010
	(In Thousands)
INCOME:
Dividends from subsidiaries	$1,880	$1,047	$1,732
Interest and dividends from investments	—	5	5
Other income (loss)	37	(2)	10
Total income	1,917	1,050	1,747
EXPENSES:
Salaries and employee benefits	517	540	366
Amortization	171	171	171
Legal and professional fees	27	177	141
Directors fees	251	192	100
Interest expense	280	280	184
Other	245	221	339
Total expenses	1,491	1,581	1,301
Income (loss) before allocated tax benefits and undistributed (distributions in excess of) income of subsidiaries	426	(531)	446
Income tax (benefit)	(559)	(539)	(387)
Income before equity in undistributed (distributions in excess of) income of subsidiaries	985	8	833
Equity in undistributed (distributions in excess of) income of subsidiaries	5,501	4,952	(3,521)
Net income (loss)	$6,486	$4,960	$(2,688)

Note 21.	Condensed Financial Information – Parent Corporation Only (Continued)

STATEMENTS OF CASH FLOWS
	December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES	(In Thousands)
Net income (loss)	$6,486	$4,960	$(2,688)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	171	171	171
Equity in undistributed (earnings) losses of subsidiaries	(5,672)	(5,138)	3,350
Share-based compensation	440	471	159
(Increase) decrease in other assets	(112)	(508)	(519)
Increase (decrease) in other liabilities	(2)	(7)	—
Net cash provided by (used in) operating activities	1,311	(51)	473
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary bank	—	—	—
Net cash (used in) investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	—	134
Cash dividends paid on common stock	(1,408)	(1,396)	(2,425)
Other, net	(43)	—	—
Net cash provided by (used in) financing activities	(1,451)	(1,396)	(2,291)
Increase (decrease) in cash and cash equivalents	(140)	(1,447)	(1,818)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	500	1,947	3,765
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$360	$500	$1,947

Note 22.	Segment Reporting

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

Information about reportable segments and reconciliation to the consolidated financial statements follows:

	2012
	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$46,095	$10	$2,740	$(1,822)	$47,023
Wealth management fees	—	4,409	—	(140)	4,269
Other income	3,895	—	21,787	(497)	25,185
Total operating income	49,990	4,419	24,527	(2,459)	76,477
Expenses:
Interest expense	8,433	—	2,213	(1,822)	8,824
Salaries and employee benefits	15,678	2,208	12,531	—	30,417
Provision for loan losses	3,410	—	28	—	3,438
Other expense	17,413	1,300	5,766	(637)	23,842
Total operating expenses	44,934	3,508	20,538	(2,459)	66,521
Income before income taxes and non-controlling interest	5,056	911	3,989	—	9,956
Income tax expense	1,593	373	—	—	1,966
Net income	3,463	538	3,989	—	7,990
Non-controlling interest in consolidated subsidiary	—	—	(1,504)	—	(1,504)
Net income attributable to Middleburg Financial Corporation	$3,463	$538	$2,485	$—	$6,486
Total assets	$1,216,813	$6,416	$94,282	$(80,730)	$1,236,781
Capital expenditures	947	—	98		1,045
Goodwill and other intangibles	—	4,150	1,867	—	6,017

Note 22.	Segment Reporting (Continued)

	2011
	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$47,080	$14	$2,931	$(1,389)	$48,636
Wealth management fees	—	4,150	—	(121)	4,029
Other income	3,521	—	12,543	(131)	15,933
Total operating income	50,601	4,164	15,474	(1,641)	68,598
Expenses:
Interest expense	10,374	—	1,706	(1,389)	10,691
Salaries and employee benefits	15,390	2,369	9,614	—	27,373
Provision for loan losses	3,141	—	(257)	—	2,884
Other expense	15,531	1,232	5,127	(252)	21,638
Total operating expenses	44,436	3,601	16,190	(1,641)	62,586
Income (loss) before income taxes and non-controlling interest	6,165	563	(716)	—	6,012
Income tax expense	1,230	120	—	—	1,350
Net income (loss)	4,935	443	(716)	—	4,662
Non-controlling interest in consolidated subsidiary	—	—	298	—	298
Net income (loss) attributable to Middleburg Financial Corporation	$4,935	$443	$(418)	$—	$4,960
Total assets	$1,262,358	$5,975	$101,876	$(177,349)	$1,192,860
Capital expenditures	1,197	3	151	—	1,351
Goodwill and other intangibles	—	4,322	1,867	—	6,189

Note 22.	Segment Reporting (Continued)

	2010
	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:	(In Thousands)
Interest income	$47,098	$9	$2,315	$(1,391)	$48,031
Wealth management fees	—	3,782	—	(103)	3,957
Other income	2,703	—	14,141	(11)	16,833
Total operating income	49,801	3,791	16,456	(1,505)	68,821
Expenses:
Interest expense	13,783	—	1,782	(1,390)	14,175
Salaries and employee benefits	12,887	2,588	8,628	—	24,103
Provision for loan losses	11,122	—	883	—	12,005
Other expense	17,589	1,356	4,318	(115)	23,148
Total operating expenses	55,381	3,944	15,611	(1,505)	73,431
Income (loss) before income taxes and non-controlling interest	(5,580)	(153)	845	—	(4,888)
Income tax expense (benefit)	(2,575)	13	—	—	(2,562)
Net income (loss)	(3,005)	(166)	845	—	(2,326)
Non-controlling interest in consolidated subsidiary	—	—	(362)	—	(362)
Net income (loss) attributable to Middleburg Financial Corporation	$(3,005)	$(166)	$483	$—	$(2,688)
Total assets	$1,081,231	$5,931	$70,512	$(53,107)	$1,104,567
Capital expenditures	852	—	87	—	939
Goodwill and other intangibles	—	4,493	1,867	—	6,360

Note 23.	Capital Purchase Program and Stock Warrant

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, Middleburg Financial Corporation (the “Company”) entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share (the “Common Stock”), at an initial exercise price of $15.85 per share.  As a result of the completion of a public stock offering in  2009, the number of shares of Common Stock underlying the Warrant was reduced by one-half to 104,101 and the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement.  During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of December 31, 2012.

Note 24.	Derivatives

The Company utilizes derivative instruments as a part of its asset-liability management program to control exposure to interest rate swings and resulting fluctuations in market values and cash flows associated with certain financial instruments.  The Company accounts for derivatives in accordance with ASC 815, Derivatives and Hedging.  Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments.   The Company designates each transaction at its inception.  Information concerning each of the Company's categories of derivatives as of December 31, 2012 and 2011 is presented below.

Derivatives designated as cash flow hedges

During the fourth quarter of 2010, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s trust preferred capital securities described in Note 19. “Trust-Preferred Capital Notes”.  The swap hedges the interest rate risk associated with the trust preferred capital notes wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty.  The swap is calculated on a notional amount of $5,155,000.  The term of the swap is ten years and commenced on October 23, 2010.  The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreements.  The Company has designated the interest rate swap as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment,  no hedge ineffectiveness for this swap was identified during 2012 or 2011.  At December 31, 2012 and December 31, 2011, the fair value of the swap agreement was an unrealized loss of $461,000 and $314,000 respectively.  The values represent the amounts the Company would have expected to pay if the contract was terminated on those dates.  The amounts included in accumulated other comprehensive income as unrealized losses (market value net of tax) related to this swap as of December 31, 2012 and December 31, 2011 was $304,000 and $208,000 respectively.

Information concerning the derivative designated as a cash flow hedge at December 31, 2012 and 2011 is presented in the following tables:

	December 31, 2012
	Positions (#)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155,000	$—	$461,000	0.32%	2.59%	7.8
Total derivatives designated as cash flow hedges		$5,155,000	$—	$461,000	0.32%	2.59%	7.8

	December 31, 2011
	Positions (#)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155,000	$—	$314,000	0.29%	2.59%	8.8
Total derivatives designated as cash flow hedges		$5,155,000	$—	$314,000	0.29%	2.59%	8.8

Derivatives designated as fair value hedges

The Company will from time to time utilize derivatives to limit is exposure to the variability of fair market values of certain financial instruments.  Information below is presented on derivatives designated as fair value hedges as of December 31, 2012.

Mortgage banking activities

As part of its mortgage banking activities, our mortgage subsidiary enters into interest rate lock commitments which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked the interest rate. The period of time between the origination of a loan commitment and closing and sale of the loan generally ranges from 60 to 120 days.  Our subsidiary will either lock the loan and associated rate in with an investor and commit to deliver the loan only if settlement occurs ("best efforts delivery") or it will commit to deliver the locked loan in a binding ("mandatory") delivery program with an investor.    Because of the high correlation between best efforts delivery contracts and interest rate lock commitments, no gain or loss is recognized on best efforts contracts and any resulting interest rate risk associated with these transactions is borne by the ultimate purchaser of the loan.  Accordingly, the Company has not designated best efforts delivery contracts and the related interest rate lock commitments as hedging instruments (See discussion below under "Derivatives not designated as hedging instruments").

Mandatory delivery of mortgage loans

For the portion of interest rate lock commitments that are designated to be delivered under a mandatory delivery method, the  Company bears the risk of changes in value of the commitment from the time a rate is locked with the mortgage customer until a loan is closed and and ultimately sold to an investor.  To mitigate this risk, the company enters into forward sales contracts of mortgage backed securities ("MBS") with similar characteristics to the rate lock commitments.  Both the rate lock commitments and the associated forward sales contracts have been designated as fair value hedges by the Company.

Rate lock commitments  and forward sales contracts of MBS are recorded at fair value with changes in fair value recorded through noninterest income on the statement of operations.

The notional amount of interest rate lock commitments related to mandatory delivery methods totaled $8.8 million and $0 at December 31, 2012 and 2011, respectively.  This represented a total of 41 open interest rate lock commitments under mandatory delivery at December 31, 2012.  There were no open interest rate lock commitments under mandatory delivery at December 31, 2011.  The fair value of the open interest rate lock commitments under mandatory delivery at December 31, 2012 was $35,000.

At December 31, 2012 and 2011, the mortgage subsidiary had open forward sales contracts of MBS with a notional value of $9.1 million and $0.0, respectively. At December 31, 2012 , the mortgage subsidiary had 11 open forward sales contracts of MBS. The fair value of these open forward sales contracts was $39,000. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet  the terms of the contracts. We do not expect any counterparty to fail to meet its obligations. Additional risks inherent in mandatory delivery programs include the risk that if the mortgage subsidiary does not close the loans subject to interest rate lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the mortgage subsidiary could incur significant  costs in acquiring replacement loans or MBS.

Derivatives not designated as hedging instruments

Best efforts delivery mortgage banking derivatives

Interest rate lock commitments under best efforts delivery and the resulting commitments to deliver loans to investors on a best efforts basis are considered derivatives.  For loans to be delivered under a best efforts delivery method, the Company mitigates any risk from changes in interest rates through the use of best effort forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the investor has assumed interest rate risk on the loan.  As a result, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.  The correlation between the rate lock commitment and the best efforts contracts is very high.

As of December 31, 2012 and 2011, the notional amount of open best efforts interest rate lock commitments was  $93.8 million and $90.4 million respectively.  The related notional amounts of open forward sales commitments to investors as of December 31, 2012 and 2011 was $167.2 million and $182.9 million respectively.

The market value of best effort rate lock commitments and best efforts forward delivery contracts is not readily ascertainable with precision because the rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

Since the time between when a loan is locked under a best efforts contract and delivery of that loan to an investor is short, and the investor has committed to purchase the loan at an agreed-upon price, if it settles, we have concluded that the difference between the fair value of the loans and the fair value of the best efforts commitments is not expected to be material.

Two-way client loan swaps

During the fourth quarter of 2012, we entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on an identical notional amount at a fixed interest rate. At the same time, we agree to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our clients to effectively convert a variable rate loan into a fixed rate loan. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivatives contracts offset each other and do not significantly impact our results of operations. The aggregate notional amount of these swap agreements with counterparties was $4.5 million as of December 31, 2012.  The Company had no undesignated interest rate swaps at December 31, 2011.

Certain additional risks arise from interest rate swap contracts in that the counterparties to the contracts may not be able to meet  the terms of the contracts. We do not expect any counterparty to fail to meet its obligations.

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges at December 31, 2012  is presented in the following table:

	December 31, 2012
	Positions (#)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$4,459,209	$—	$80,000	'1 Mo. LIBOR plus 200 BP	3.90%	14.9
Pay floating - receive fixed interest rate swap	1	$4,459,209	$80,000		3.90%	'1 Mo. LIBOR plus 200 BP	14.9
Total derivatives not designated		$8,918,418	$80,000	$80,000			14.9

Note 25.	Accumulated Other Comprehensive Income

The following table presents information on changes in each component of accumulated other comprehensive income (loss) for the periods indicated:

	Net Unrealized Gains (Losses) on Securities	Derivatives	Adjustments Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2009	$(2,474)	$—	$—	$(2,474)
Net unrealized gains on investment securities (net of tax, $646)	1,254			1,254
Reclassification adjustment for investment securities transactions (net of tax, $294)	(572)			(572)
Unrealized losses on securities for which an other-than-temporary impairment loss has been recognized in earnings (net of tax, $375)	728			728
Unrealized gain on interest rate swaps (net of tax, $106 )		206		206
Change in benefit obligation and plan assets for defined benefit pension plan (net of tax, $80)			(154)	(154)
Balance December 31, 2010	(1,064)	206	(154)	(1,012)
Net unrealized gains on investment securities (net of tax, $2,826)	5,485			5,485
Reclassification adjustment for investment securities transactions (net of tax, $156)	(304)			(304)
Unrealized losses on securities for which an other-than-temporary impairment loss has been recognized in earnings (net of tax, $9)	16			16
Unrealized loss on interest rate swaps (net of tax, $213 )		(413)		(413)
Change in benefit obligation and plan assets for defined benefit pension plan (net of tax, $80)			154	154
Balance December 31, 2011	4,133	(207)	—	3,926
Net unrealized gains on investment securities (net of tax of $1,511)	2,932			2,932
Reclassification adjustment for investment securities transactions (net of tax, $151)	(294)			(294)
Unrealized loss on interest rate swap (net of tax, $50)		(97)		(97)
Balance December 31, 2012	$6,771	$(304)	$—	$6,467