Form 10-Q
period 2013-03-31
MIDDLEBURG FINANCIAL CORP
filed 2013-05-10
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   7,051,587 shares of Common Stock as of April 30, 2013.

Index

MIDDLEBURG FINANCIAL CORPORATION

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Balance Sheets
(In thousands, except for share and per share data)

	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$6,697	$7,139
Interest-bearing deposits with other institutions	43,753	47,276
Total cash and cash equivalents	50,450	54,415
Securities available for sale, at fair value	331,650	319,457
Loans held for sale	48,721	82,114
Restricted securities, at cost	7,005	6,990
Loans receivable, net of allowance for loan losses of $13,508 at March 31, 2013 and $14,311 at December 31, 2012	701,078	695,166
Premises and equipment, net	20,418	20,587
Goodwill and identified intangibles	5,975	6,017
Other real estate owned, net of valuation allowance of $348 at March 31, 2013 and $1,707 at December 31, 2012	7,904	9,929
Prepaid federal deposit insurance	2,768	3,015
Bank owned life insurance	16,604	16,484
Accrued interest receivable and other assets	21,183	22,607
TOTAL ASSETS	$1,213,756	$1,236,781
LIABILITIES
Deposits:
Non-interest-bearing demand deposits	$163,611	$167,137
Savings and interest-bearing demand deposits	515,082	522,740
Time deposits	287,383	292,023
Total deposits	966,076	981,900
Securities sold under agreements to repurchase	31,880	33,975
Short-term borrowings	519	11,873
FHLB borrowings	85,000	77,912
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	7,426	8,844
Commitments and contingent liabilities	—	—
TOTAL LIABILITIES	1,096,056	1,119,659
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized, 7,051,587 and 7,052,554 issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	17,365	17,357
Capital surplus	43,946	43,869
Retained earnings	47,209	46,235
Accumulated other comprehensive income	6,260	6,467
Total Middleburg Financial Corporation shareholders' equity	114,780	113,928
Non-controlling interest in consolidated subsidiary	2,920	3,194
TOTAL SHAREHOLDERS' EQUITY	117,700	117,122
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,213,756	$1,236,781

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Income
(In thousands, except for per share data)

	Unaudited
	For the Three Months
	Ended March 31,
	2013	2012
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$8,965	$9,782
Interest and dividends on securities available for sale
Taxable	1,531	1,735
Tax-exempt	630	607
Dividends	56	44
Interest on deposits in banks and federal funds sold	30	24
Total interest and dividend income	11,212	12,192
INTEREST EXPENSE
Interest on deposits	1,373	1,893
Interest on securities sold under agreements to repurchase	80	83
Interest on short-term borrowings	29	148
Interest on FHLB borrowings and other debt	295	297
Total interest expense	1,777	2,421
NET INTEREST INCOME	9,435	9,771
Provision for (recovery of) loan losses	(188)	792
NET INTEREST INCOME AFTER PROVISION
FOR (RECOVERY OF) LOAN LOSSES	9,623	8,979
NONINTEREST INCOME
Service charges on deposit accounts	534	530
Trust services income	960	921
Gains on loans held for sale	3,893	3,852
Gains on securities available for sale, net	47	140
Total other-than-temporary impairment losses	—	(10)
Portion of loss recognized in other comprehensive income	—	10
Net impairment losses	—	—
Commissions on investment sales	94	147
Fees on mortgages held for sale	17	42
Other service charges, commissions and fees	130	150
Bank-owned life insurance	120	122
Other operating income	133	80
Total noninterest income	5,928	5,984
NONINTEREST EXPENSE
Salaries and employees' benefits	7,799	7,357
Net occupancy and equipment expense	1,805	1,778
Advertising	268	300
Computer operations	461	385
Other real estate owned	820	286
Other taxes	192	203
Federal deposit insurance expense	265	258
Other operating expenses	2,318	2,747
Total noninterest expense	13,928	13,314
Income before income taxes	1,623	1,649
Income tax expense	363	416
NET INCOME	1,260	1,233
Net loss attributable to noncontrolling interest	67	349
Net income attributable to Middleburg Financial Corporation	$1,327	$1,582
Earnings per share:
Basic	$0.19	$0.23
Diluted	$0.19	$0.23
Dividends per common share	$0.05	$0.05
See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)
	Unaudited
	For the Three Months
	Ended March 31,
	2013	2012

Net income	$1,260	$1,233
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period (net of tax of $111 and $358 respectively for the periods presented)	(215)	695
Reclassification adjustment for gains included in net income (net of tax of $16 and $48 respectively for the periods presented)	(31)	(92)
Unrealized gain on interest rate swap (net of tax of $20 and $27 respectively for the periods presented)	39	53
Total other comprehensive income (loss)	(207)	656
Total comprehensive income	1,053	1,889
Comprehensive loss attributable to non-controlling interest	67	349
Comprehensive income attributable to Middleburg Financial Corporation	$1,120	$2,238

See accompanying notes to the consolidated financial statements.

Index

Middleburg Financial Corporation
Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2013 and 2012
(In Thousands, Except Share Data)
(Unaudited)
	Middleburg Financial Corporation Shareholders
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balances - December 31, 2011	$17,331	$43,498	$41,157	$3,926	$2,101	$108,013
Net income (loss)			1,582		(349)	1,233
Other comprehensive income, net of tax				656		656
Cash dividends declared			(350)			(350)
Vesting of restricted stock awards (11,011 shares)	28	(28)				—
Distributions to non-controlling interest					(38)	(38)
Share-based compensation		81				81
Balances - March 31, 2012	$17,359	$43,551	$42,389	$4,582	$1,714	$109,595

Balances - December 31, 2012	$17,357	$43,869	$46,235	$6,467	$3,194	$117,122
Net income (loss)			1,327		(67)	1,260
Other comprehensive loss, net of tax				(207)		(207)
Cash dividends declared			(353)			(353)
Vesting of restricted stock awards (5,255 shares)	11	(11)				—
Repurchase of restricted stock (967 shares)	(3)	(16)				(19)
Distributions to non-controlling interest					(207)	(207)
Share-based compensation		104				104
Balances - March 31, 2013	$17,365	$43,946	$47,209	$6,260	$2,920	$117,700

 See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
	Unaudited
	For the three months ended
	March 31, 2013	March 31, 2012
Cash Flows From Operating Activities
Net income	$1,260	$1,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	486	478
Undistributed earnings of affiliate	(23)	(3)
Provision for (recovery of) loan losses	(188)	792
Net gain on securities available for sale	(47)	(140)
Net loss on disposal of assets	1	7
Premium amortization on securities, net	874	918
Origination of loans held for sale	(191,131)	(211,159)
Proceeds from sales of loans held for sale	228,417	226,498
Net gains on mortgages held for sale	(3,893)	(3,852)
Share-based compensation	104	81
Net loss on sale of other real estate owned	628	14
Valuation adjustment on other real estate owned	—	54
Decrease in prepaid FDIC insurance	247	240
Changes in other assets and liabilities:
Decrease in other assets	1,467	1,257
(Decrease) increase in other liabilities	(1,419)	563
Net cash provided by operating activities	$36,783	$16,981
Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns and calls of securities available for sale	$24,320	$20,607
Proceeds from sale of securities available for sale	3,925	3,147
Purchase of securities available for sale	(41,638)	(38,960)
Purchase of restricted stock	(15)	(548)
Purchases of bank premises and equipment	(248)	(204)
Net increase in loans	(7,575)	(15,287)
Proceeds from sale of other real estate owned	3,248	213
Net cash used in investing activities	$(17,983)	$(31,032)

See Accompanying Notes to Consolidated Financial Statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Continued)
(In thousands)
	For the three months ended
	March 31, 2013	March 31, 2012
Cash Flows from Financing Activities
Net (decrease) increase in non-interest-bearing and interest-bearing demand deposits and savings accounts	$(11,184)	$21,549
Net (decrease) increase in time deposits	(4,640)	354
(Decrease) increase in securities sold under agreements to repurchase	(2,095)	468
Proceeds from short-term borrowings	3,184	33,971
Payments on short-term borrowings	(14,539)	(48,136)
Proceeds from FHLB borrowings	30,000	32,912
Payments on FHLB borrowings	(22,912)	(32,912)
Distributions to non-controlling interest	(207)	(38)
Payment of dividends on common stock	(353)	(350)
Repurchase of common stock	(19)	—
Net cash (used in) provided by financing activities	$(22,765)	$7,818
Decrease in cash and and cash equivalents	(3,965)	(6,233)
Cash and Cash Equivalents
Beginning	54,415	51,270
Ending	$50,450	$45,037
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,868	$2,503
Income taxes	$—	$100
Supplemental Disclosure of Non-cash Transactions
Unrealized gain (loss) on securities available for sale	$(373)	$914
Change in market value of interest rate swap	$59	$80
Transfer of loans to other real estate owned	$1,851	$3,906
Loans originated from sale of other real estate owned	$—	$149

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the three months ended March 31, 2013
(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2013 and December 31, 2012, the results of operations and comprehensive income for the three months ended March 31, 2013 and 2012, and changes in shareholders’ equity and cash flows for the three months ended March 31, 2013 and 2012, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three month periods ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued.  Management has concluded there were no additional material subsequent events to be disclosed.

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation.   The amounts of these items are not considered to be material variations from the original classifications and presentations.

Note 2.	Share–Based Compensation Plan

As of March 31, 2013, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan.  The 2006 Equity Compensation plan was amended  by the Company's shareholders at the Annual Meeting held on May, 1, 2013 to increase the total number of shares which may be awarded.  Under the plan, the Company may grant stock-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company.  The Company may grant awards of up to 430,000 shares of common stock under the 2006 Equity Compensation Plan.

The Company recognized $104,000 for stock-based compensation expenses for the three months ended March 31, 2013.

The following table summarizes stock options awarded under the 2006 Equity Compensation Plan and remaining un-exercised options under the 1997 Stock Incentive Plan at the end of the reporting period.

	March 31, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	82,171	$17.32
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	82,171	$17.32	$171,000

As of the end of the reporting period, 82,171 options were vested and exercisable representing 22,000 shares issued under the original 1997 plan and 60,171 vested options under the 2006 Plan.  As of March 31, 2013,  no outstanding options were unvested.

The weighted average remaining contractual term for options outstanding and exercisable at March 31, 2013 was 4.5 years.  As of March 31, 2013,  all compensation expense related to stock option awards has been recognized.  The Aggregate Intrinsic Value above represents the difference between the market value of the stock at the end of the period and the weighted average exercise price of the options at the end of the period.

Index

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

	March 31, 2013
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of year	120,455	$15.66
Granted	—	—
Vested	(5,255)	(13.92)
Forfeited	—	—
Non-vested at end of period	115,200	16	2,236,000

The weighted average remaining contractual term for non-vested restricted stock at March 31, 2013 was 3.8 years.  As of March 31, 2013, there was approximately $1.3 million of total unrecognized compensation expense related to non-vested restricted stock awards under the 2006 Equity Compensation Plan.

Note 3.	Securities

Amortized costs and fair values of securities available for sale at March 31, 2013 are summarized as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$14,837	$442	$(35)	$15,244
Obligations of states and
political subdivisions	79,278	3,415	(229)	82,464
Mortgage-backed securities:
Agency	164,305	5,630	(335)	169,600
Non-agency	19,277	223	(101)	19,399
Other asset backed securities	34,268	1,165	(72)	35,361
Corporate preferred stock	68	—	(1)	67
Corporate securities	9,730	41	(256)	9,515
Total	$321,763	$10,916	$(1,029)	$331,650

Index

Amortized costs and fair values of securities available for sale at December 31, 2012 are summarized as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$15,391	$459	$(28)	$15,822
Obligations of states and
political subdivisions	74,485	3,920	(105)	78,300
Mortgage-backed securities:
Agency	161,564	5,659	(280)	166,943
Non-agency	15,310	287	(18)	15,579
Other asset backed securities	33,648	1,079	(85)	34,642
Corporate preferred stock	68	—	(6)	62
Corporate securities	8,730	12	(633)	8,109
Total	$309,196	$11,416	$(1,155)	$319,457

The amortized cost and fair value of securities available for sale as of March 31, 2013, by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed, other asset-backed, and corporate securities because the mortgages, loans, and securities underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	March 31, 2013
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$4,601	$4,660
Due after one year through
five years	33,133	34,410
Due after five years through
ten years	28,179	29,374
Due after ten years	37,932	38,779
Mortgage-backed securities	183,582	188,999
Other asset backed securities	34,268	35,361
Corporate preferred stock	68	67
Total	$321,763	$331,650

Proceeds from the sale of securities during the three months ended March 31, 2013 were $3.9 million and net gains of $47,000 were realized on those sales.  The tax expense applicable to the net realized gains amounted to $16,000.  Additionally, no loss on securities with other than temporary impairment was recognized during the three months ended March 31, 2013.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $130.4 million at March 31, 2013.

Index

At March 31, 2013, investments in an unrealized loss position that were temporarily impaired are as follows:

	March 31, 2013
			(In thousands)
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$3,742	$(35)	$16	$—	$3,758	$(35)
Obligations of states and
political subdivisions	9,687	(229)	—	—	9,687	(229)
Mortgage backed securities:
Agency	23,803	(277)	1,528	(58)	25,331	(335)
Non-agency	9,205	(101)	—	—	9,205	(101)
Other asset backed securities	1,743	(56)	1,154	(16)	2,897	(72)
Corporate preferred stock	—	—	38	(1)	38	(1)
Corporate securities	—	—	4,244	(256)	4,244	(256)
Total	$48,180	$(698)	$6,980	$(331)	$55,160	$(1,029)

At December 31, 2012, investments in an unrealized loss position that were temporarily impaired are as follows:

	December 31, 2012
			(In thousands)
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$3,850	$(28)	$16	$—	$3,866	$(28)
Obligations of states and
political subdivisions	6,966	(105)	—	—	6,966	(105)
Mortgage backed securities:
Agency	24,344	(234)	1,241	(46)	25,585	(280)
Non-agency	3,295	(18)	—	—	3,295	(18)
Other asset backed securities	2,791	(57)	1,418	(28)	4,209	(85)
Corporate preferred stock	—	—	33	(6)	33	(6)
Corporate securities	—	—	6,867	(633)	6,867	(633)
Trust-preferred securities	—	—	—	—	—	—
Total	$41,246	$(442)	$9,575	$(713)	$50,821	$(1,155)

A total of 58 securities have been identified by the Company as temporarily impaired at March 31, 2013.  Of the 58 securities, 57 are investment grade and 1 is speculative grade.  Agency, non-agency mortgage-backed securities, municipal and corporate debt securities make up the majority of temporarily impaired securities at March 31, 2013.  The speculative grade security is a municipal bond.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales are anticipated or required as of March 31, 2013.  Investment decisions reflect the strategic asset/liability objectives of the Company.

Trust preferred securities

As of March 31, 2013, the Company held no trust preferred securities in its investment portfolio.

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

Other-than-temporary impairment losses

At March 31, 2013, the Company concluded that no adverse change in cash flows occurred during the quarter and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity; and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other than temporarily impaired at March 31, 2013.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future.  During the three months ended March 31, 2013 and the three months ended March 31, 2012, no credit related impairment losses were recognized by the Company.

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

	March 31, 2013		December 31, 2012
	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
	(In Thousands)		(In Thousands)
Real estate loans:
Construction	$46,089	6.5%	$50,218	7.1%
Secured by farmland	11,805	1.7%	11,876	1.7%
Secured by 1-4 family residential	268,770	37.6%	260,620	36.7%
Other real estate loans	259,403	36.3%	254,930	35.9%
Commercial loans	116,021	16.2%	118,573	16.7%
Consumer loans	12,498	1.7%	13,260	1.9%
	714,586	100.0%	709,477	100.0%
Less allowance for loan losses	13,508		14,311
Net loans	$701,078		$695,166

Loans presented in the table above exclude loans held for sale.  The Company had $48.7 million in mortgages held for sale at   March 31, 2013 and $82.1 million at December 31, 2012.

Index

The following table presents a contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2013 and December 31, 2012.

	March 31, 2013
			(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$591	$1,964	$2,555	$43,534	$46,089
Secured by farmland	415	—	—	415	11,390	11,805
Secured by 1-4 family residential	796	244	2,308	3,348	265,422	268,770
Other real estate loans	391	194	4,648	5,233	254,170	259,403
Commercial loans	—	145	1,906	2,051	113,970	116,021
Consumer loans	23	2	42	67	12,431	12,498
Total	$1,625	$1,176	$10,868	$13,669	$700,917	$714,586

	December 31, 2012
			(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$108	$2,043	$2,151	$48,067	$50,218
Secured by farmland	415	—	—	415	11,461	11,876
Secured by 1-4 family residential	1,625	568	1,910	4,103	256,517	260,620
Other real estate loans	197	361	6,112	6,670	248,260	254,930
Commercial loans	—	44	144	188	118,385	118,573
Consumer loans	27	10	32	69	13,191	13,260
Total	$2,264	$1,091	$10,241	$13,596	$695,881	$709,477

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
	(In Thousands)
Real estate loans:
Construction	$2,790	$268	$2,861	$780
Secured by 1-4 family residential	8,396	532	8,761	228
Other real estate loans	6,663	—	7,866	—
Commercial loans	2,140	—	2,146	34
Consumer loans	30	12	30	2
Total	$20,019	$812	$21,664	$1,044

If interest on non-accrual loans had been accrued, such income would have approximated $297,000 for the three months ended March 31, 2013 and $1.35 million for the year ended December 31, 2012.

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

The following tables present a summary of loan classifications by class of loan as of March 31, 2013 and December 31, 2012:

	March 31, 2013
			(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$26,895	$11,197	$247,313	$235,066	$112,097	$12,364	$644,932
Special Mention	15,329	—	2,472	11,640	1,041	31	30,513
Substandard	3,344	608	17,718	12,455	2,794	63	36,982
Doubtful	521	—	1,267	242	89	40	2,159
Loss	—	—	—	—	—	—	—
Ending Balance	$46,089	$11,805	$268,770	$259,403	$116,021	$12,498	$714,586

	December 31, 2012
			(In thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$29,741	$11,068	$237,121	$228,052	$112,298	$13,134	$631,414
Special Mention	15,540	199	3,767	12,949	3,332	47	35,834
Substandard	3,902	609	18,333	12,887	2,831	49	38,611
Doubtful	1,035	—	1,399	1,042	112	30	3,618
Loss	—	—	—	—	—	—	—
Ending Balance	$50,218	$11,876	$260,620	$254,930	$118,573	$13,260	$709,477

Index

The following table presents loans identified as impaired by class of loan as of and for the three months ended March 31, 2013:

	March 31, 2013
	(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,812	$2,445	$—	$1,898	$7
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,798	4,215	—	3,888	37
Other real estate loans	2,509	2,552	—	2,529	93
Commercial loans	1,946	1,946	—	1,946	—
Consumer loans	—	—	—	—	—
Total with no related allowance	10,065	11,158	—	10,261	137

With an allowance recorded:
Real estate loans:
Construction	1,084	1,114	484	1,099	—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	6,379	6,914	2,035	6,407	51
Other real estate loans	6,915	6,915	964	6,940	71
Commercial loans	890	912	791	900	30
Consumer loans	30	30	30	30	—
Total with a related allowance	15,298	15,885	4,304	15,376	152
Total	$25,363	$27,043	$4,304	$25,637	$289

Index

The following table presents loans identified as impaired by class of loan as of and for the year ended December 31, 2012:

	December 31, 2012
	(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,819	$2,370	$—	$2,543	$—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	3,248	3,667	—	3,712	50
Other real estate loans	3,135	3,178	—	3,141	91
Commercial loans	1,947	1,947	—	1,924	—
Consumer loans	—	—	—	—	—
Total with no related allowance	10,149	11,162	—	11,320	141

With an allowance recorded:
Real estate loans:
Construction	1,150	2,250	166	1,685	—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	7,544	8,203	2,724	7,842	65
Other real estate loans	7,505	7,605	1,045	7,691	73
Commercial loans	417	464	338	446	14
Consumer loans	30	30	30	30	—
Total with a related allowance	16,646	18,552	4,303	17,694	152
Total	$26,795	$29,714	$4,303	$29,014	$293

The “Recorded Investment” amounts in the tables above represent the outstanding principal balance on each loan represented in the tables plus any accrued interest receivable on such loans.  The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the tables plus any amounts that have been charged off on each loan.

Troubled Debt Restructurings

Included in certain loan categories in the impaired loans table above are troubled debt restructurings (“TDRs”) that were classified as impaired.  The total balance of TDRs at March 31, 2013 was $12.0 million of which $7.1 million were included in the Company’s non-accrual loan totals at that date and $4.9 million represented loans performing as agreed according to the restructured terms. The total amount of TDRs is unchanged from the amount at December 31, 2012.  The amount of the valuation allowance related to total TDRs was $1.5 million and $2.0 million as of  March 31, 2013 and December 31, 2012 respectively.

The $7.1 million in nonaccrual TDRs as of March 31, 2013 is comprised of $62,000 in real estate construction loans, $2.3 million in 1-4 family real estate loans, $4.7 million in other real estate loans, and $55,000 in commercial loans.  The $4.9 million in TDRs which were performing as agreed under restructured terms as of March 31, 2013 is comprised of $106,000 in real estate construction loans, $1.8 million in 1-4 family real estate loans, $2.8 million in other real estate loans and $206,000 in commercial loans.  The Company considers all loans classified as TDRs to be impaired.

Index

The following table presents by class of loan, information related to loans modified in a TDR during the three months ended March 31, 2013:

	Loans modified as TDR's
	For the three months ended
	March 31, 2013
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)
Real estate loans:
Construction	—	$—	$—
Secured by farmland	—	—	—
Secured by 1-4 family residential	1	48,000	48,000
Other real estate loans	2	168,000	148,000
Total real estate loans	3	216,000	196,000
Commercial loans	—	—	—
Consumer loans	—	—	—
Total	3	$216,000	$196,000

During the three months ended March 31, 2013, the Company modified three loans that were considered to be TDRs and are summarized in the above table.  The maturity dates were extended on two of the loans and repayment terms were modified on one loan.

During the three months ended March 31, 2013, the Company identified two loans with an aggregate recorded investment of $148,000 as TDRs for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying these loans as TDRs, the Company evaluated them for impairment.  On the basis of a current evaluation of loss for these loans, they required no allowance for loan losses at March 31, 2013.

As of March 31, 2013, two loans restructured as TDRs during the three month period with an aggregate recorded investment of $148,000 are included in the Company’s non-accrual loans total.  The remaining loan identified as a TDR during this period is included in the Company's non-performing assets that are performing as agreed under the restructured terms.

A total of four loans modified as TDRs in the past twelve months subsequently defaulted (i.e., 90 days or more past due following a restructuring) during the three months ended March 31, 2013.

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

As a result of improving trends in non accrual loans and improved risk ratings for several loans during the quarter, the Company recorded a recovery of loan losses of $188,000 for the three months ended March 31, 2013, compared to a provision for loan losses of  $792,000 for the three months ended March 31, 2012.  Non-accruals as a percentage of total loans have decreased from 3.26% in the quarter ended March 31, 2012 to 2.84% in the quarter ended March 31, 2013.  The recovery of loan losses allowed the reserve ratio to decrease to 1.89% of portfolio loans at March 31, 2013 from 2.02% at December 31, 2012.

Index

The following tables present a rollforward of the changes in the allowance for loan losses balance by class of loan,  the balances in the allowance for loan losses and the recorded investment in loans by class of loan and, for the ending loan balances, based on impairment evaluation method as of March 31, 2013 and December 31, 2012.

	March 31, 2013
			(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balances as of December 31, 2012	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Chargeoffs	(87)	—	(489)	(97)	(38)	(8)	(719)
Recoveries	37	—	50	9	5	3	104
Provision	32	(10)	(29)	(161)	(18)	(2)	(188)
Balances as of March 31, 2013	$1,240	$125	$5,808	$4,099	$2,047	$189	$13,508
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$484	$—	$2,035	$964	$791	$30	$4,304
Collectively evaluated for impairment	756	125	3,773	3,135	1,256	159	9,204
Total ending allowance balances	$1,240	$125	$5,808	$4,099	$2,047	$189	$13,508
Ending loan recorded investment balances:
Individually evaluated for impairment	$2,896	$—	$10,177	$9,424	$2,836	$30	$25,363
Collectively evaluated for impairment	43,193	11,805	258,593	249,979	113,185	12,468	689,223
Total ending loan balances	$46,089	$11,805	$268,770	$259,403	$116,021	$12,498	$714,586

	December 31, 2012
			(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balances at December 31, 2011	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Chargeoffs	(2,152)	—	(893)	(760)	(394)	(72)	(4,271)
Recoveries	2	—	388	86	12	33	521
Provision	2,511	25	(684)	637	859	90	3,438
Balances at December 31, 2012	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$166	$—	$2,724	$1,045	$338	$30	$4,303
Collectively evaluated for impairment	1,092	135	3,552	3,303	1,760	166	10,008
Total ending allowance balances	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Ending loan recorded investment balances:
Individually evaluated for impairment	$2,969	$—	$10,792	$10,640	$2,364	$30	$26,795
Collectively evaluated for impairment	47,249	11,876	249,828	244,290	116,209	13,230	682,682
Total ending loan balances	$50,218	$11,876	$260,620	$254,930	$118,573	$13,260	$709,477

Index

Note 6.	Earnings Per Share

The following table shows the weighted average number of common shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	Three months ended
	March 31, 2013		March 31, 2012
	Shares	Per share Amount	Shares	Per share Amount
Basic earnings per share	7,051,009	$0.19	6,994,858	$0.23
Effect of dilutive securities:
stock options and grants	31,345		5,311
Diluted earnings per share	7,082,354	$0.19	7,000,169	$0.23

At March 31, 2013 and 2012, stock options, restricted grants and warrants representing approximately 32,500 and 157,000 shares, respectively, were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

Index

The following table presents segment information for the three months ended March 31, 2013 and 2012, respectively.

	For the three months ended					For the three months ended
	March 31, 2013					March 31, 2012
	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated
(In Thousands)
Revenues:
Interest income	$11,088	$4	$469	$(349)	$11,212	$11,854	$2	$738	$(402)	$12,192
Trust and investment fee income	—	1,095	—	(41)	1,054	—	956	—	(35)	921
Other income	844	74	4,112	(156)	4,874	1,093	—	4,167	(197)	5,063
Total operating income	11,932	1,173	4,581	(546)	17,140	12,947	958	4,905	(634)	18,176
Expenses:
Interest expense	1,748	—	378	(349)	1,777	2,272	—	551	(402)	2,421
Salaries and employee benefits	4,185	615	2,999	—	7,799	3,796	528	3,033	—	7,357
Provision for (recovery of) loan losses	(189)	—	1	—	(188)	792	—	—	—	792
Other	4,595	350	1,381	(197)	6,129	3,624	318	2,247	(232)	5,957
Total operating expenses	10,339	965	4,759	(546)	15,517	10,484	846	5,831	(634)	16,527
Income (loss) before income taxes and non-controlling interest	1,593	208	(178)	—	1,623	2,463	112	(926)	—	1,649
Income tax expense	277	86	—	—	363	313	103	—	—	416
Net Income (loss)	1,316	122	(178)	—	1,260	2,150	9	(926)	—	1,233
Non-controlling interest in loss of consolidated subsidiary	—	—	67	—	67	—	—	349	—	349
Net income (loss) attributable to Middleburg Financial Corporation	$1,316	$122	$(111)	$—	$1,327	$2,150	$9	$(577)	$—	$1,582
Total assets	$1,208,288	$6,232	$59,623	$(60,387)	$1,213,756	$1,179,087	$6,239	$90,128	$(72,243)	$1,203,211
Capital expenditures	$248	$—	$—	$—	$248	$204	$—	$—	$—	$204
Goodwill and other intangibles	$—	$4,108	$1,867	$—	$5,975	$—	$4,279	$1,867	$—	$6,146

Note. 8.                      Capital Purchase Program

During 2009, the Company participated in the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 and issued 22,000 shares of preferred stock to the Treasury as well as a warrant (“the Warrant”) to purchase 208,202 shares of the Company’s common stock at an initial exercise price of $15.85 per share.  As a result of the completion of the Company’s public stock offering in August 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101.  On December 23, 2009, the Company redeemed all of the shares of preferred stock issued to the Treasury.   During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of March 31, 2013.

Note 9.                      Fair Value Measurements

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

Index

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	(In thousands)
	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$15,244	$—	$15,244	$—
Obligations of states and political subdivisions	82,464	—	82,464	—
Mortgage-backed securities:
Agency	169,600	—	169,600	—
Non-agency	19,399	—	19,399	—
Other asset-backed securities	35,361	—	35,361	—
Corporate preferred stock	67	—	67	—
Corporate securities	9,515	—	9,515	—
Mortgage interest rate locks	69	—	69	—
Interest rate swaps	21	—	21	—
Liabilities:
Interest rate swaps	$423	$—	$423	$—
Mortgage banking hedge instruments	81	—	81	—

Index

	December 31, 2012
	(In thousands)
	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$15,822	$—	$15,822	$—
Obligations of states and political subdivisions	78,300	—	78,300	—
Mortgage-backed securities:
Agency	166,943	—	166,943	—
Non-agency	15,579	—	15,579	—
Other asset-backed securities	34,642	—	34,642	—
Corporate preferred stock	62	—	62	—
Corporate securities	8,109	—	8,109	—
Mortgage interest rate locks	35	—	35	—
Interest rate swaps	80	—	80	—
Liabilities:
Interest rate swap	541	—	541	—
Mortgage banking hedge instruments	39	—	39	—

There were no financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the three months ended March 31, 2013.

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).  As such, the Company records any fair value adjustments on a nonrecurring basis.  No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2013.  Gains and losses on the sale of loans are recorded within income from mortgage banking activities on the consolidated statements of income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan, or the fair value of the underlying collateral.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level II).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level III.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level III).  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments as a result of the evaluation process are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

Index

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

The Company’s procedure to monitor the value of collateral for collateral dependent impaired loans between the receipt of an original appraisal and an updated appraisal is to review tax assessment records when they change annually.  At the time of any change in tax assessment, an appropriate adjustment is made to the appraised value.  Information considered in a determination not to order an updated appraisal includes the availability and reliability of tax assessment records and any significant changes in capitalization rates for income properties since the original appraisal.  Other facts and circumstances on a case by case basis may be considered relative to a decision to order or not to order an updated appraisal.  If, in the judgment of management, a reliable collateral value estimate cannot be obtained by an alternative method, an updated appraisal would be obtained.

Circumstances that may warrant a re-appraisal for non-performing (impaired) loans might include foreclosure proceedings or a material adverse change in the borrower’s condition or that of the collateral underlying the loan.  Examples include bankruptcy filing by the debtor or guarantors, loss of a major tenant in an income property, or a significant increase in capitalization rates for income properties.  In some cases, management may decide that an updated appraisal for a non-performing loan is not necessary.  In such cases, an estimate of the fair value of the collateral for the loans would be made by management by reference to current tax assessment records, the latest appraised value, and knowledge of collateral value fluctuations in a loan’s market area.  If, in the judgment of management, a reliable collateral value estimate cannot be obtained by an alternative method, an updated appraisal would be obtained.

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

Index

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Loans held for sale	$48,721	$—	$48,721	$—
Impaired loans	10,994	—	9,094	1,900

	December 31, 2012
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Loans held for sale	$82,114	$—	$82,114	$—
Impaired loans	12,343	—	11,165	1,178

Other Real Estate Owned

The value of other real estate owned (“OREO”) is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level II).  For other real estate owned properties, the Company’s policy is to obtain “as-is” appraisals on an annual basis as opposed to “as-completed” appraisals.  This approach provides current values without regard to completion of any construction or renovation that may be in process on OREO properties.  Accordingly, the Company considers the valuations to be Level II valuations even though some properties may be in process of renovation or construction. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability or other factors, then the fair value is considered Level III.  Any initial fair value adjustment is charged against the Allowance for Loan Losses.  Any subsequent fair value adjustments are recorded in the period incurred and included in other non-interest expense on the consolidated statements of income.

For the purpose of OREO valuations, appraisals are discounted 10% for selling and holding costs and it is the policy of the Company to obtain annual appraisals for properties held in OREO.

Any fair value adjustments are recorded in the period incurred as “Other real estate owned expenses” on the consolidated statements of income.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

	March 31, 2013
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$7,904	$—	$7,904	$—

	December 31, 2012
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$9,929	$—	$7,619	$2,310

Index

The following table presents quantitative information as of March 31, 2013 about Level III fair value measurements for financial assets measured at fair value on a non-recurring basis:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired Loans	$1,900	Discounted appraised value	Discount for selling costs and age of appraisals.	10% - 30% (21%)

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

Loans, Net and Loans Held for Sale

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality.  Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value.  (See "Impaired Loans" above for a discussion of valuation methodologies for loans considered to be impaired.)

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

Index

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2013 and December 31, 2012, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the table below.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company's financial instruments as of March 31, 2013 are as follows:

			March 31, 2013
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
	(In thousands)
Financial assets:
Cash and cash equivalents	$50,450	$50,450	$50,450	$—	—
Securities	331,650	331,650	—	331,650	—
Loans held for sale	48,721	48,721	—	48,721	—
Net portfolio loans	701,078	720,404	—	9,094	711,310
Bank-owned life insurance	16,604	16,604	—	16,604	—
Accrued interest receivable	4,107	4,107	—	4,107	—
Mortgage interest rate locks	69	69	—	69	—
Interest rate swaps	21	21	—	21	—

Financial liabilities:
Deposits	$966,076	$969,470	$—	$969,470	—
Securities sold under agreements
to repurchase	31,880	31,880	—	31,880	—
Short-term debt	519	519	—	519	—
FHLB borrowings	85,000	85,840	—	85,840	—
Trust preferred capital notes	5,155	5,206	—	5,206	—
Accrued interest payable	617	617	—	617	—
Interest rate swap	423	423	—	423	—
Mortgage banking hedge instruments	81	81	—	81	—

Index

The estimated fair values, and related carrying amounts, of the Company's financial instruments at December 31, 2012 are as follows:

			December 31, 2012
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
	(In thousands)
Financial assets:
Cash and cash equivalents	$54,415	$54,415	$54,415	$—	—
Securities	319,457	319,457	—	319,457	—
Loans held for sale	82,114	82,114	—	82,114	—
Net portfolio loans	695,166	716,358	—	11,165	705,193
Bank-owned life insurance	16,484	16,484	—	16,484	—
Accrued interest receivable	3,974	3,974	—	3,974	—
Mortgage interest rate locks	35	35	—	35	—
Interest rate swaps	80	80	—	80	—

Financial liabilities:
Deposits	$981,900	$984,682	$—	$984,682	—
Securities sold under agreements
to repurchase	33,975	33,975	—	33,975	—
Short-term debt	11,873	11,873	—	11,873	—
FHLB borrowings	72,912	78,912	—	78,912	—
Trust preferred capital notes	5,155	5,221	—	5,221	—
Accrued interest payable	654	654	—	654	—
Interest rate swaps	541	541	—	541	—
Mortgage banking hedge instruments	39	39	—	39	—

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

Note 10.                                Recent Accounting Pronouncements

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

Index

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period.  Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

Index
Note 11.                            Accumulated Other Comprehensive Income

The following table presents information on changes in each component of accumulated other comprehensive income and the ending balances for the periods indicated:

	Accumulated Other Comprehensive Income (1)
	(in thousands)
	Net Unrealized Gains (Losses) on Securities	Derivatives	Total
Balance December 31, 2011	$4,133	$(207)	$3,926
Other comprehensive income before reclassifications	695	53	748
Amounts reclassified from accumulated other comprehensive income	(92)	—	(92)
Change during period	603	53	656
Balance March 31, 2012	$4,736	$(154)	$4,582

Balance December 31, 2012	$6,771	$(304)	$6,467
Other comprehensive income (loss) before reclassifications	(215)	39	(176)
Amounts reclassified from accumulated other comprehensive income	(31)	—	(31)
Change during period	(246)	39	(207)
Balance March 31, 2013	$6,525	$(265)	$6,260

(1)  All amounts shown are net of applicable income taxes using an income tax rate of 34%.

The following table presents information related to reclassifications from accumulated other comprehensive income during the periods indicated.

	Amount Reclassified from Accumulated Other Comprehensive Income
	(in thousands)
Details about Accumulated Other Comprehensive Income Components	For the three months ended March 31,		Affected Line Item in the Consolidated Statements of Income
	2013	2012
Securities available for sale (1):
Net securities gains reclassified into earnings	$(47)	$(140)	Gain on securities available for sale
Related income tax expense	16	48	Income tax expense
Net effect on accumulated other comprehensive income for the period	(31)	(92)	Net of tax

Total reclassifications for the period	$(31)	$(92)	Net of tax

(1) For more information related to unrealized gains on securities available for sale, see Note 3, "Securities."

Index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at March 31, 2013 and results of operations of the Company for the three months ended March 31, 2013 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2012 Form 10-K.  It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc., and a majority owned subsidiary, Southern Trust Mortgage, LLC.  Middleburg Bank is a community bank serving the Virginia counties of Loudoun, Fairfax, Fauquier and western Prince William as well as the Town of Williamsburg, Virginia and the City of Richmond, Virginia.  The Bank operates twelve financial service centers and one limited service facility. Middleburg Investment Group is a non-bank holding company that was formed in the fourth quarter of  2005.  It has one wholly-owned subsidiary, Middleburg Trust Company which is headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities.  Southern Trust Mortgage is a regional mortgage company headquartered in Virginia Beach, Virginia and maintains offices in Virginia, Maryland, Georgia, North Carolina and South Carolina.

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

Net income attributable to Middleburg Financial Corporation for the three months ended March 31, 2013 decreased 16.1% to $1.3 million from $1.6 million over the same period in 2012.  Earnings per fully diluted share for the three months ended March 31, 2013 was $0.19 per share versus $0.23 per share for the same period in 2012.

Annualized return on total average assets for the three months ended March 31, 2013 was 0.44%, compared to 0.54% for the same period in 2012.  Annualized return on total average equity of Middleburg Financial Corporation, which excludes the non-controlling interest in Southern Trust Mortgage, for the three months ended March 31, 2013 was 4.71%, compared to 5.95% for the same period in 2012.

As a result of improving trends in non accrual loans and improved risk ratings for several loans during the quarter, the Company recorded a negative loan loss provision of $188,000 for the three months ended March 31, 2013, compared to $792,000 for the three months ended March 31, 2012.  Non-accruals as a percentage of total loans have decreased from 3.26% in the quarter ended March 31, 2012 to 2.84% in the quarter ended March 31, 2013.  The negative provision allowed the reserve ratio to decrease to 1.89% of portfolio loans at March 31, 2013 from 2.02% at December 31, 2012.  After this quarter's reserve decrease, the coverage ratio for non-performing assets (allowance for loan losses balance divided by non-performing assets) increased to 40.2% of nonperforming assets from 37.9% at December 31, 2012.

Index

Net interest income for the three months ended March 31, 2013 was $9.4 million compared to $9.8 million for the three months ended March 31, 2012.  Total non-interest income decreased to $5.9 million for the three months ended March 31, 2013 compared to $6.0 million for the three months ended March 31, 2012.  Total non-interest expense increased approximately $614,000 to $13.9 million for the three months ended March 31, 2013 from $13.3 million for the same period in 2012.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new rules and regulations.  While not fully determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that will be promulgated thereunder could significantly affect our operations, increase our operating costs and divert management resources.  Other than the potential impact of this legislation, the Company is not aware of any current recommendations by any regulatory authorities that, if implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations.

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

Allowance for Loan Losses

Middleburg Bank monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  Middleburg Bank maintains policies and procedures that address the systems of controls over the following areas:  the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

Index

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

Intangibles and Goodwill

The Company had approximately $6.0 million in intangible assets and goodwill at March 31, 2013, a decrease of $42,000 or 0.7% since December 31, 2012, which is attributable to regular amortization of intangible assets.

On April 1, 2002, the Company acquired Middleburg Investment Advisors for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  On January 3, 2011, Middleburg Investment Advisors was merged into Middleburg Trust Company and its goodwill balance is reflected in the total goodwill balance reported for Middleburg Investment Group of $3.4 million.  The remaining balance of unamortized identified intangible assets related to the acquisition of Middleburg Investment Advisors is approximately $690,000.  Approximately $1.0 million of the $6.0 million in total intangible assets and goodwill at March 31, 2013 was attributable directly to the Company’s investment in Middleburg Trust Company exclusive of the goodwill related to the former Middleburg Investment Advisors.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

In addition, current accounting standards permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two step goodwill impairment test.  If a two step process is necessary, the first step is to identify whether or not any  impairment exists.  The second step measures the amount of the impairment loss, if any.  The most recent evaluation of the Company's goodwill balance was conducted as of December 31, 2012.

As of March 31, 2013, the Company recognized two consolidated subsidiaries as reporting units for the purpose of goodwill evaluation and reporting:  Southern Trust Mortgage (“STM”) and Middleburg Investment Group (“MIG”).   MIG is the parent company of Middleburg Trust Company and the former Middleburg Investment Advisors.  The following table shows the allocation of goodwill between the two reporting units and the percentage by which the fair value of each reporting unit as of December 31, 2012 (the most recent fair value evaluation date) exceeded the carrying value as of that date.  Management does not believe the estimated fair values have changed significantly from December 31, 2012 to March 31, 2013.

	Allocation of Goodwill to Reporting Units
		(Dollars in Thousands)
	Carrying Value of Goodwill	(1) Carrying Value of Reporting Unit		(1) Estimated Fair Value of Reporting Unit	(1) Percentage by which Estimated Fair Value of Reporting Unit Exceeds
Reporting Unit	December 31, 2012	December 31, 2012		December 31, 2012	Carrying Value
STM	$1,867	$7,880		$10,040	27.41%
MIG	3,422	6,244	(2)	9,167	46.81%
Total	$5,289	$14,124		$19,207	35.99%
(1)	Reported amounts reflect only Middleburg Financial Corporation shareholders' ownership interests. Estimated fair values are as of December 31, 2012.
(2)	Includes $728,000 of amortizing intangible assets at December 31, 2012.

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

Other-Than-Temporary Impairment (OTTI)

There were no losses related to other-than-temporary impairment on  securities  for the quarter ended March 31, 2013.

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company were $1.2 billion at March 31, 2013, a decrease of $23.0 million or 1.9% compared to total assets at December 31, 2012.  Total average assets increased 3.4% to $1.22 billion for the three months ended March 31, 2013 from $1.18 billion for the three months ended March 31, 2012.  Total liabilities were $1.10 billion at March 31, 2013, compared to $1.12 billion at December 31, 2012.  Total average liabilities increased $27.2 million or 2.54% to $1.10 billion for the three months ended March 31, 2013 compared to $1.07 billion for the same period in 2012.  Average shareholders’ equity attributable to MFC shareholders increased 6.9% or $7.3 million over the same periods.

Loans

Total loans, including loans held for sale at March 31, 2013 were $763.3 million, a decrease of $28.3 million from the December 31, 2012 amount of $791.6 million, primarily as a result of a decrease in loans held for sale.  Portfolio loans were $714.6 million at March 31, 2013, an increase of $5.1 million from the  December 31, 2012 balance of $709.5 million.  Loans held for sale were  $48.7 million at March 31, 2013, compared to $82.1 million at December 31, 2012, a decrease of $33.4 million during the period.  Southern Trust Mortgage originated $191.1 million in loans for the three months ended March 31, 2013, compared to $211.2 million for the three months ended March 31, 2012.  The Company experienced a decrease in real estate construction loans, which were $46.1 million at March 31, 2013, compared to $50.2 million at December 31, 2012.  Real estate mortgage loans of $528.2 million at March 31, 2013 increased from the December 31, 2012 amount of $515.6 million.  Commercial loans, which are primarily loans to businesses, decreased to $116.0 million at March 31, 2013, compared to $118.6 million at December 31, 2012.  Net charge-offs were $615,000 for the three months ended March 31, 2013 versus $554,000 for the same period in 2012000.  The provision for loan losses for the three months ended March 31, 2013 was a negative $188,000 compared to $792,000 for the same period in 2012.  The allowance for loan losses at March 31, 2013 was $13.5 million or 1.89% of portfolio loans outstanding (excluding loans held for sale) compared to $14.3 million and 2.02% at December 31, 2012.

Index

The following table presents information on the Company’s nonperforming assets as of the dates indicated:

	Nonperforming Assets Middleburg Financial Corporation
	March 31,	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Nonperforming assets:
Nonaccrual loans	$20,019	$21,664	$25,346	$29,386	$8,606
Restructured loans (1)	4,854	5,132	3,853	1,254	2,096
Accruing loans greater than 90 days past due	812	1,044	1,233	909	908
Total nonperforming loans	$25,685	$27,840	$30,432	$31,549	$11,610
Foreclosed property	7,904	9,929	8,535	8,394	6,511
Total nonperforming assets	$33,589	$37,769	$38,967	$39,943	$18,121

Allowance for loan losses	$13,508	$14,311	$14,623	$14,967	$9,185

Nonperforming loans to period end portfolio loans	3.59%	3.92%	4.53%	4.79%	1.80%
Allowance for loan losses to nonperforming loans	52.59%	51.40%	48.05%	47.44%	79.11%
Nonperforming assets to period end assets	2.77%	3.05%	3.27%	3.62%	1.86%
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

Index

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each period presented:

Allowance for Loan Losses
	Three Months Ended	Year Ended
	March 31, 2013	December 31, 2012
Balance, beginning of year	$14,311	$14,623
Provision for loan losses	(188)	3,438
Charge-offs:
Real estate loans:
Construction	87	2,152
Secured by 1-4 family residential	489	893
Other real estate loans	97	760
Commercial loans	38	394
Consumer loans	8	72
Total charge-offs	$719	$4,271
Recoveries:
Real estate loans:
Construction	$37	$2
Secured by 1-4 family residential	50	388
Other real estate loans	9	86
Commercial loans	5	12
Consumer loans	3	33
Total recoveries	$104	$521
Net charge-offs	615	3,750
Balance, end of period	$13,508	$14,311

Ratio of allowance for loan losses to portfolio loans outstanding at end of period	1.89%	2.02%
Annualized ratio of net charge offs to average portfolio loans outstanding during the period	0.35%	0.54%

The following table shows the balance of the allowance for loan losses allocated to each major loan type and the percent of loans in each category to total loans as of March 31, 2013 and December 31, 2012:

Allocation of Allowance for Loan Losses
	March 31, 2013	Percent of loans in each category to total loans	December 31, 2012	Percent of loans in each category to total loans
Commercial, financial and agricultural	$2,172	17.89%	$2,233	18.39%
Real estate construction	1,240	6.45%	1,258	7.08%
Real estate mortgage	9,907	73.91%	10,624	72.67%
Consumer loans	189	1.75%	196	1.86%
Totals	$13,508	100.00%	$14,311	100.00%

Non-performing Loans

Non-performing loans were $25.7 million at March 31, 2013 compared to $27.8 million at December 31, 2012.

Non-accrual loans were $20.0 million at the end of the first quarter of 2013 compared to $21.7 million as of December 31, 2012, representing a decrease of 7.8% during the first three months of 2013.  The decrease was primarily attributable to non-accrual loans being transferred to the Other Real Estate Owned category during the quarter.

Index
Restructured Loans

Included in the "Nonperforming Assets" table above  are troubled debt restructurings (“TDRs”) that were classified as impaired.  The total balance of TDRs at March 31, 2013 was $12.0 million of which $7.1 million were included in the Company’s non-accrual loan totals at that date and $4.9 million million represented loans performing as agreed according to the restructured terms. Total restructured loans were unchanged from the balance at December 31, 2012.  The amount of the valuation allowance related to total TDRs was $1.5 million and $2.0 million as of March 31, 2013 and December 31, 2012 respectively.

The $7.1 million in nonaccrual TDRs as of March 31, 2013 is comprised of $62,000 in real estate construction loans, $2.3 million in 1-4 family real estate loans, $4.7 million in other real estate loans, and $55,000 in commercial loans.  The $4.9 million in TDRs which were performing as agreed under restructured terms as of March 31, 2013 is comprised of $106,000 in real estate construction loans, $1.8 million in 1-4 family real estate loans, $2.8 million in other real estate loans and $206,000 in commercial loans.  The Company considers all loans classified as TDRs to be impaired.

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

Other Real Estate Owned

Other real estate owned, net of valuation allowance, decreased by $2.0 million to $7.9 million at March 31, 2013 from $9.9 million at December 31, 2012.  The decrease was primarily due to the sale of several large Other Real Estate Owned ("OREO") properties during the quarter. The change in balance is the net of foreclosed real estate loans  added to other real estate owned, valuation adjustments and sales of other real estate owned properties during the period.  During the three months ended March 31, 2013, the Company received proceeds of $3.2 million from the sale of other real estate owned properties and incurred a net loss of $628,000 on the sales. No valuation adjustments to properties held in OREO were made during the three months ended March 31, 2013.

Securities

Securities, excluding Federal Reserve and Federal Home Loan Bank stock, were $331.7 million at March 31, 2013 compared to $319.5 million at December 31, 2012, an increase of $12.2 million or 3.8% during the period. The balance in interest-bearing bank balances decreased to $43.8 million as of  March 31, 2013 versus $47.3 million at December 31, 2012.  The Company sold $3.9 million in securities, received proceeds of $24.3 million from maturities and principal payments, and purchased securities of $41.6 million for the three months ended March 31, 2013.  No losses related to other-than-temporary impairments were recognized for the three months ended March 31, 2013.

The Company will continue to maintain its securities portfolio as a source of liquidity and collateral.  At March 31, 2013, the year-to-date tax equivalent yield on the securities portfolio was 3.09%.

Premises and Equipment

Net premises and equipment decreased by $200,000 from $20.6 million at December 31, 2012 to $20.4 million at March 31, 2013.  The decrease is the net of the change in accumulated depreciation and additions to premises and equipment during the period.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased by $42,000 in the first three months of 2013 to $6.0 million at March 31, 2013 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment Advisors.

Index

Other Assets

Other assets decreased by $1.4 million to $21.2 million at March 31, 2013 when compared to December 31, 2012.  The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $16.6 million and net deferred tax assets in the amount of $4.0 million at March 31, 2013.

Deposits

Deposits decreased by $15.8 million to $966.1 million at March 31, 2013 from $981.9 million at December 31, 2012.  Average deposits for the three months ended March 31, 2013 increased 4.6% or $43.0 million compared to average deposits for the three months ended March 31, 2012.  Average interest bearing deposits were $810.7 million for the three months ended March 31, 2013 compared to $788.1 million for the three months ended March 31, 2012, primarily due to increases in average balances of interest checking and money market savings accounts.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank.  The overall balance of this product was $36.6 million at March 31, 2013 and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet.

Time deposits decreased by $4.6 million or 1.6% from December 31, 2012 to $287.4 million at March 31, 2013.  Time deposits include brokered certificates of deposit and CDARS deposits.   Securities sold under agreements to repurchase (“Repo Accounts”) decreased by $2.1 million from $34.0 million at December 31, 2012 to $31.9 million at March 31, 2013.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.  All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

Short-term Borrowings and FHLB Borrowings

The Company had $5 million in overnight advances from the Federal Home Loan Bank of Atlanta (“FHLB”) outstanding at March 31, 2013.  Southern Trust Mortgage has a line of credit with a regional bank that is primarily used to fund its loans held for sale.  At March 31, 2013, this line had an outstanding balance of $519,000 compared to $11.9 million at December 31, 2012.  The interest rate on the line of credit is based on the 30-day London Inter-Bank Offered Rate (“LIBOR”).  Southern Trust Mortgage also has a $5.0 million line of credit and a $75.0 million participation agreement with Middleburg Bank.  The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.  FHLB term advances were $80.0 million at March 31, 2013 compared to $72.9 at December 31, 2012.

Other Liabilities

Other liabilities decreased by $1.4 million to $7.4 million at March 31, 2013, when compared to December 31, 2012.

Non-controlling Interest in Consolidated Subsidiary

The Company, through Middleburg Bank owns 62.3% of the issued and outstanding membership interest units in Southern Trust Mortgage.  The remaining 37.7% of issued and outstanding membership interest units are owned by other partners.  The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.”  The non-controlling interest is reflected in total shareholders’ equity.  Southern Trust Mortgage also has preferred stock of $865,000 issued and outstanding at March 31, 2013.  As of March 31, 2013, the Company, through Middleburg Bank owned 70.4% of the issued and outstanding preferred stock in Southern Trust Mortgage.  The remaining 29.6% of issued and outstanding preferred stock is owned by other partners.  The preferred stock held by these other partners is reflected in other liabilities.

Capital

Total shareholders’ equity, including the non-controlling interest in Southern Trust Mortgage, was $117.7 million at March 31, 2013.  This amount represents an increase of 0.5% from the December 31, 2012 amount of $117.1 million. Middleburg Financial Corporation’s shareholders’ equity, which excludes the non-controlling interest, was $114.8 million at March 31, 2013 compared to $113.9 million at December 31, 2012.  The book value of common stock was $16.28 per share at March 31, 2013 and $16.15 at December 31, 2012.  The following table shows the Company’s risk-based capital ratios as of March 31, 2013 and December 31, 2012:

Index

	March 31, 2013	December 31, 2012
Total risk-based capital ratio	15.6%	15.3%
Tier 1 risk-based capital ratio	14.4%	14.0%
Tier 1 leverage ratio	9.1%	9.1%

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.

Net interest income for the three months ended March 31, 2013 was $9.4 million, compared to $9.8 million for the same period in 2012.  Total interest income for the three months ended March 31, 2013 was $11.2 million compared to $12.2 million for the three months ended March 31, 2012 representing a decrease of 8.0%.  Total interest expense was $1.8 million for the three months ended March 31, 2013 compared to $2.4 million for the same period in 2012 representing a decrease of 26.6%.  Average earning assets remained unchanged at $1.2 billion for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Average interest bearing liabilities increased by $6.4 million or 0.7% to $928.9 million for the three months ended March 31, 2013 when compared to the same period in 2012.

Index

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated.  Non-accrual loans are included in the loan balances.

	MIDDLEBURG FINANCIAL CORPORATION Average Balances, Income and Expenses, Yields and Rates
	Three months ended March 31,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$265,972	$1,587	2.42%	$263,408	$1,779	2.72%
Tax-exempt (1)	67,252	956	5.77%	61,802	920	5.99%
Total securities	$333,224	$2,543	3.09%	$325,210	$2,699	3.34%

Total loans (3)	$757,004	$8,967	4.80%	$744,776	$9,782	5.36%
Interest bearing deposits in other financial institutions	57,904	30	0.21%	46,111	24	0.21%
Total earning assets	$1,148,132	$11,540	4.08%	$1,116,097	$12,505	4.56%
Less: allowances for credit losses	(14,213)			(14,871)
Total nonearning assets	84,974			81,699
Total assets	$1,218,893			$1,182,925
Liabilities:
Interest-bearing deposits:
Checking	$333,028	$234	0.28%	$303,641	$383	0.51%
Regular savings	108,755	61	0.23%	105,010	115	0.44%
Money market savings	78,085	47	0.24%	56,624	58	0.41%
Time deposits:
$100,000 and over	147,457	507	1.39%	142,688	572	1.61%
Under $100,000	143,379	524	1.48%	180,176	765	1.71%
Total interest-bearing deposits	$810,704	$1,373	0.69%	$788,139	$1,893	0.97%
Short-term borrowings	2,658	29	4.42%	12,379	148	4.81%
Securities sold under agreements to repurchase	34,103	80	0.95%	34,125	83	0.98%
FHLB advances and other borrowings	81,416	295	1.47%	87,792	297	1.36%
Total interest-bearing liabilities	$928,881	$1,777	0.78%	$922,435	$2,421	1.06%
Non-interest bearing liabilities
Demand Deposits	164,613			144,188
Other liabilities	7,632			7,322
Total liabilities	$1,101,126			$1,073,945
Non-controlling interest	3,471			2,023
Shareholders' equity	114,296			106,957
Total liabilities and shareholders' equity	$1,218,893			$1,182,925
Net interest income		$9,763			$10,084
Interest rate spread			3.30%			3.50%
Cost of Funds			0.66%			0.91%
Interest expense as a percent of average earning assets			0.63%			0.87%
Net interest margin			3.45%			3.69%
(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.
(2)	All yields and rates have been annualized on a 365 day year for 2013 and a 366 day year for 2012.
(3)	Total average loans include loans on non-accrual status and loans held for sale.

Index

For the three months ended March 31, 2013, interest and fees from loans was $9.0 million compared to $9.8 million for the three months ended March 31, 2012. The tax equivalent weighted average yield of loans decreased 56 basis points from 5.36% for the three months ended March 31, 2012 to 4.80% for the three months ended March 31, 2013.

For the three month period ended March 31, 2013, interest income from the securities portfolio and invested liquid funds decreased by $163,000 to $2.2 million compared to the same period in 2012.  The tax equivalent yield on securities for the three months ended March 31, 2013 decreased 25 basis points to 3.09% compared to 3.34% for the three months ended March 31, 2012.

Interest expense on deposits was $1.4 million for the three months ended March 31, 2013.  Interest expense on deposits for the three months ended March 31, 2013, decreased by $520,000 or 27.5% compared to the same period in 2012.  For the three months ended March 31, 2013, average deposits increased by $43.0 million to $975.3 million compared to the same period in 2012.  The mix of demand and savings deposits versus time deposits was 70.2% in demand and savings deposits, and 29.8% in time deposits at March 31, 2013.  At December 31, 2012, the mix was 70.3% in savings and demand deposits, versus 29.7% in time deposits.

Interest expense for securities sold under agreements to repurchase decreased to $80,000 for the three months ended March 31, 2013 from $83,000 for the three months ended March 31, 2012.  Interest expense related to short-term borrowings decreased  by $119,000 from $148,000 for the three months ended March 31, 2012 to $29,000 for the three months ended March 31, 2013.  Interest expense related to FHLB advances and other debt decreased by $2,000 from $297,000 for the three months ended March 31, 2012 to $295,000 for the three months ended March 31, 2013.

 Average balances in interest checking, regular savings and money market accounts increased by $54.6 million when comparing the three months ended March 31, 2013 to the same period in 2012.  The weighted average cost of these accounts for the three months ended March 31, 2013 and 2012 was 0.26% and 0.48%, respectively.  The average balance of certificates of deposits decreased by $32.0 million when comparing the three months ended March 31, 2013 to the three months ended  March 31, 2012. The weighted average cost of the Company’s certificates of deposits decreased by 24 basis points to 1.43% for the three months ended March 31, 2013 versus 1.67% the three months ended March 31, 2012.

The net interest margin, on a tax equivalent basis, was 3.45% for the three months ended March 31, 2013 compared to 3.69% for the three-month period ended March 31, 2012.  The average yield on earning assets was 4.08% for the quarter ended March 31, 2013 compared to 4.56% for the quarter ended March 31, 2012, representing a decrease of 48 basis points. The drop in net interest margin for the quarter ended March 31, 2013 compared to the previous quarter was principally due to a reduction in net interest income coupled with an increase in average earning assets during the quarter.

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

Index

Reconciliation of Net Interest Income to
Tax Equivalent Net Interest Income

	For the three months ended March 31,
Earnings Per Share	2013	2012
GAAP measures:	(in thousands)
Interest Income – Loans	$8,965	$9,782
Interest Income - Investments & Other	2,247	2,410
Interest Expense – Deposits	1,373	1,893
Interest Expense - Other Borrowings	404	528
Total Net Interest Income	$9,435	$9,771
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities	328	313
Total Tax Benefit Realized on Non-Taxable Interest Income	$328	$313
Total Tax Equivalent Net Interest Income	$9,763	$10,084

Other Income

Other income includes, among other items,  income from the Company’s 62.4% ownership interest in Southern Trust Mortgage, LLC. Other income also includes fees generated by the retail banking and investment services departments of the Bank and by Middleburg Trust Company.  Total Other income was $5.9 million for the three months ended March 31, 2013 compared to $6.0 million for the same period in 2012.

The revenues and expenses of Southern Trust Mortgage for the  three months ended March 31, 2013 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Non-controlling Interest in Consolidated Subsidiary.” Southern Trust Mortgage originated $191.1 million in mortgage loans during the quarter ended March 31, 2013 compared to $211.2 million originated during the quarter ended March 31, 2012.   Gains on mortgage loan sales were $3.9 million for the quarter ended March 31, 2013 compared to $3.8 million for the quarter ended March 31, 2012.

Trust and investment service fees earned by Middleburg Investment Group (“MIG”) were $1.0 million for the three months ended March 31, 2013 compared to $1.1  million for the quarter ended March 31, 2012.  Trust and investment service fees are based primarily upon the market value of the accounts under administration.  Total consolidated assets under administration by MTC were at $1.5 billion at March 31, 2013, an increase of 4.0% relative to December 31, 2012 and an increase of 6.0% relative to March 31, 2012.

Service charges on deposits were $534,000 for the three months ended March 31, 2013  compared to $530,000 for the three months ended March 31, 2012.

The Company sold $3.9 million in securities and purchased $41.6 million in securities during the three months ended March 31, 2013.  The Company realized a net gain of $47,000 on the sale of securities in the three months ended March 31, 2013.

In connection with the preparation of the financial statements included in this Form 10-Q, the Company concluded that there were no securities with other-than-temporary impairment within its portfolio as of March 31, 2013.  Accordingly, during the three months ended March 31, 2013 and 2012, no credit related impairment losses were recognized by the Company.  The Company previously held trust preferred securities in its portfolio that were identified as other-than-temporarily impaired.  These securities were sold during the quarter ended June 30, 2012 with a recognized net loss of approximately $142,000.

Commissions on investment sales decreased by $53,000 or 36.1% to $94,000 for the three months ended March 31, 2013, compared to $147,000 for the three months ended March 31, 2012.

Income earned from the Bank’s $16.6 million investment in Bank Owned Life Insurance (BOLI) contributed $120,000 to total other income for the three months ended March 31, 2013.

Index
Other service charges, commissions and fees decreased by 13.3% to $130,000 for the three months ended March 31, 2013, compared to $150,000 for the same period in 2012.

Other Expense

Total other expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total other expense increased by $614,000 from $13.3 million for the three months ended March 31, 2012 to $13.9 million for the three months ended March 31, 2013.  When taken as a percentage of total average assets on an annualized basis, other expense was 4.6% of total average assets for the three months ended March 31, 2013 versus 4.5% for the same period in 2012.

Salaries and employee benefit expenses increased by $442,000 or 6.0% when comparing the first three months of 2012 to the same period ended March 31, 2012. The increase in salaries and employee benefit expenses was primarily due to staffing related to the opening of the Richmond branch.

Net occupancy expense increased by $27,000 or 1.5% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase is the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Other tax expense decreased by 5.4% to $192,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The other tax expenses are franchise taxes paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax.  The tax is based on each subsidiary’s equity capital at January 1st of each year, net of adjustments.

Advertising expense decreased by $32,000 to $268,000 for the three months ended March 31, 2013 compared to $300,000 for the three months ended March 31, 2012.

Other real estate owned expense increased by $534,000 to $820,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in expenses was primarily due to increases in legal expenses related to foreclosure,  and losses on the sales of these assets.

FDIC insurance expense increased by $7,000 to $265,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Other expenses decreased 15.6% or $429,000 to $2.3 million for the three months ended March 31, 2013 compared to the same period in 2012.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2013 was $13.5 million, or 1.89% of total portfolio loans, compared to $14.3 million, or 2.02% of total portfolio loans at December 31, 2012.  As a result of improving trends in non accrual loans and improved risk ratings for several loans during the quarter, the Company recorded  a  recovery of loan losses of $188,000 for the three months ended March 31, 2013, compared to a provision for loan losses of $792,000 for the three months ended March 31, 2012.  Non-accruals as a percentage of total loans have decreased from 3.26% in the quarter ended March 31, 2012 to 2.84% in the quarter ended March 31, 2013. For the three months ended March 31, 2013, net loan charge-offs totaled $615,000 compared to net loan charge-offs of $554,000 for the same period in 2012.  There were $812,000 in loans past due 90 days or more and still accruing at March 31, 2013, compared to $1.0 million at December 31, 2012.  Non-performing loans were $25.7 million at March 31, 2013, compared to $27.8 million at December 31, 2012.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at March 31, 2013.  Loans classified as loss, doubtful, substandard and special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.  Approximately $1.5 million has been included in the allowance for loan losses related to total restructured loans.

Non-performing assets decreased from $37.8 million or 3.05% of total assets at December 31, 2012 to $33.6 million or 2.77% of total assets as of March 31, 2013.   Non-accrual loans decreased from $21.7 million at December 31, 2012 to $20.0 million at March 31, 2013.

Capital Resources

Total shareholders’ equity at March 31, 2013 and December 31, 2012 was $117.7 million and $117.1 million, respectively.  Total common shares outstanding at March 31, 2013 were 7,051,587.

Index

At March 31, 2013, the Company’s Tier 1 and total risk-based capital ratios were 14.4% and 15.6%, respectively, compared to 14.0% and 15.3% at December 31, 2012.  The Company’s leverage ratio was 9.1% at March 31, 2013 and at December 31, 2012.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which enables it to take advantage of business opportunities and indicates it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines totaled $24.0 million, none of which were outstanding at March 31, 2013.  At March 31, 2013 and December 31, 2012, the Company had $31.9 million and $34.0 million, respectively, of outstanding borrowings pursuant to repurchase agreements.

The Company has a credit line at the Federal Home Loan Bank of Atlanta with available borrowing capacity of $76.4 million as of March 31, 2013.  This line may be utilized for short and/or long-term borrowing.  The Company utilized the credit line for both overnight and long-term funding throughout the first three months of 2013.  Southern Trust Mortgage has a revolving line of credit with a regional bank having a credit limit of $24.0 million.  This line is primarily used to fund its loans held for sale.  Middleburg Bank guarantees up to $10 million of borrowings on this line.  At March 31, 2013, the line had an outstanding balance of $519,000 and is included in total short-term borrowings on the Company’s balance sheet.

At March 31, 2013, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 44.6% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit (excluding standby letters of credit) increased $8.9 million to $87.1 million at March 31, 2013 compared to $78.3 million at December 31, 2012.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $2.5 million at March 31, 2013 representing a decrease of $905,000 from December 31, 2012.

Contractual obligations, representing FHLB advance obligations, operating leases, and capital notes, increased $6.3 million to $122.3 million at March 31, 2013 compared to $116.0 million at December 31, 2012.   These results do not include changes in certificates of deposit and short-term borrowings.   Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the Company’s 2012 Form 10-K.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	changes in general economic and business conditions in the Company’s market area;
•	changes in banking and other laws and regulations applicable to the Company;
•	maintaining asset qualities;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changing trends in customer profiles and behavior;
•	maintaining cost controls and asset qualities as the Company opens or acquires new branches;
•	changes in interest rates and interest rate policies;

Index

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	the ability to continue to attract low cost core deposits to fund asset growth;
•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Company;
•	maintaining capital levels adequate to support the Company’s growth; and
•	other factors described in Item 1A, “Risk Factors,” included in our quarterly reports on Form 10-Q and the 2012 Form 10-K.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  The results of the simulation are dependent upon assumptions and parameters within the model used which change from time to time based on historical interest rate relationships, current market conditions, and anticipated future market conditions.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.  The model prepared for March 31, 2013 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet excluding the assets of Southern Trust Mortgage.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  A parallel shift in rates over a 12-month period is assumed.  The following reflects the Company’s net interest income sensitivity analysis as of March 31, 2013 and December 31, 2012.

	Estimated Net Interest Income Sensitivity
Rate Change	As of March 31, 2013	As of December 31, 2012
+ 200 bp	1.2%	0.4%
- 200 bp	(11.5)%	(11.1)%

At March 31, 2013, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could increase by 1.2% on average over the next 12 months.  For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 11.50% on average over the next 12 months.  While these numbers are subjective based upon the assumptions and parameters used within the model, management believes the balance sheet is properly structured to minimize interest rate risk in the future.

Index
Based upon a March 31, 2013 simulation, the Company could expect an average positive impact to net interest income of $453,000 over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $4.3 million over the next 12 months.

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

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in our risk factors from those disclosed in this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Index
Item 6.  Exhibits

3.1	Bylaws of the Company (restated in electronic format as of May 1, 2013)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date:	May 10, 2013	/s/ Gary R. Shook
Gary R. Shook
President & Chief Executive Officer

Date:	May 10, 2013	/s/ Raj Mehra
Raj Mehra
Executive Vice President
& Chief Financial Officer

Index

EXHIBIT INDEX

Exhibits
3.1	Bylaws of the Company (restated in electronic format as of May 1, 2013)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.