Form 10-Q
period 2013-06-30
MIDDLEBURG FINANCIAL CORP
filed 2013-08-09
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   7,089,598 shares of Common Stock as of July 31, 2013.

Index

MIDDLEBURG FINANCIAL CORPORATION

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Balance Sheets
(In thousands, except for share and per share data)
	(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$7,312	$7,139
Interest-bearing deposits with other institutions	51,164	47,276
Total cash and cash equivalents	58,476	54,415
Securities available for sale, at fair value	320,132	319,457
Loans held for sale	65,322	82,114
Restricted securities, at cost	7,005	6,990
Loans receivable, net of allowance for loan losses of $13,616 at June 30, 2013 and $14,311 at December 31, 2012	693,383	695,166
Premises and equipment, net	20,208	20,587
Goodwill and identified intangibles	5,932	6,017
Other real estate owned, net of valuation allowance of $348 at June 30, 2013 and $1,707 at December 31, 2012	7,570	9,929
Prepaid federal deposit insurance	—	3,015
Bank owned life insurance	16,726	16,484
Accrued interest receivable and other assets	22,446	22,607
TOTAL ASSETS	$1,217,200	$1,236,781
LIABILITIES
Deposits:
Non-interest-bearing demand deposits	$174,459	$167,137
Savings and interest-bearing demand deposits	496,394	522,740
Time deposits	291,021	292,023
Total deposits	961,874	981,900
Securities sold under agreements to repurchase	35,783	33,975
Short-term borrowings	5,688	11,873
FHLB borrowings	85,000	77,912
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	8,043	8,844
Commitments and contingent liabilities	—	—
TOTAL LIABILITIES	1,101,543	1,119,659
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized, 7,089,598 and 7,052,554 issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	17,397	17,357
Capital surplus	44,000	43,869
Retained earnings	48,947	46,235
Accumulated other comprehensive income	2,600	6,467
Total Middleburg Financial Corporation shareholders' equity	112,944	113,928
Non-controlling interest in consolidated subsidiary	2,713	3,194
TOTAL SHAREHOLDERS' EQUITY	115,657	117,122
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,217,200	$1,236,781

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Income
(In thousands, except for per share data)
	Unaudited		Unaudited
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$8,795	$9,594	$17,760	$19,376
Interest and dividends on securities available for sale
Taxable	1,468	1,704	2,999	3,439
Tax-exempt	646	596	1,276	1,203
Dividends	54	45	110	89
Interest on deposits in banks and federal funds sold	29	25	59	49
Total interest and dividend income	10,992	11,964	22,204	24,156
INTEREST EXPENSE
Interest on deposits	1,253	1,846	2,626	3,739
Interest on securities sold under agreements to repurchase	81	84	161	167
Interest on short-term borrowings	18	89	47	237
Interest on FHLB borrowings and other debt	299	287	594	584
Total interest expense	1,651	2,306	3,428	4,727
NET INTEREST INCOME	9,341	9,658	18,776	19,429
Provision for (recovery of) loan losses	184	730	(4)	1,522
NET INTEREST INCOME AFTER PROVISION
FOR (RECOVERY OF) LOAN LOSSES	9,157	8,928	18,780	17,907
NONINTEREST INCOME
Service charges on deposit accounts	574	538	1,108	1,068
Trust services income	1,014	979	1,974	1,900
Gains on loans held for sale	4,483	5,075	8,376	8,927
Gains on securities available for sale, net	326	148	373	288
Total other-than-temporary impairment losses	—	(36)	—	(46)
Portion of loss recognized in other comprehensive income	—	36	—	46
Net impairment losses	—	—	—	—
Commissions on investment sales	110	125	204	272
Fees on mortgages held for sale	58	64	75	106
Bank-owned life insurance	123	123	243	245
Other operating income	392	119	655	349
Total noninterest income	7,080	7,171	13,008	13,155
NONINTEREST EXPENSE
Salaries and employees' benefits	7,692	7,506	15,492	14,863
Net occupancy and equipment expense	1,787	1,755	3,592	3,533
Advertising	435	447	703	747
Computer operations	458	394	919	779
Other real estate owned	142	874	961	1,160
Other taxes	187	205	379	408
Federal deposit insurance expense	270	261	535	519
Other operating expenses	2,137	1,869	4,455	4,616
Total noninterest expense	13,108	13,311	27,036	26,625
Income before income taxes	3,129	2,788	4,752	4,437
Income tax expense	774	598	1,137	1,014
NET INCOME	2,355	2,190	3,615	3,423
Net income attributable to noncontrolling interest	(262)	(421)	(195)	(72)
Net income attributable to Middleburg Financial Corporation	$2,093	$1,769	$3,420	$3,351
Earnings per share:
Basic	$0.30	$0.25	$0.48	$0.48
Diluted	$0.29	$0.25	$0.48	$0.48
Dividends per common share	$0.05	$0.05	$0.10	$0.10
See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
	Unaudited		Unaudited
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Net income	$2,355	$2,190	$3,615	$3,423
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period (net of tax of $1,861, $389, $1,972 and $748 respectively for the periods presented)	(3,610)	756	(3,825)	1,451
Reclassification adjustment for gains included in net income (net of tax of $111, $50, $127, and $98 respectively for the periods presented)	(215)	(98)	(246)	(190)
Unrealized gain (loss) on interest rate swap (net of tax of $85, $72, $105, and $45 respectively for the periods presented)	165	(140)	204	(87)
Total other comprehensive income (loss)	(3,660)	518	(3,867)	1,174
Total comprehensive income (loss)	(1,305)	2,708	(252)	4,597
Comprehensive income attributable to non-controlling interest	(262)	(421)	(195)	(72)
Comprehensive income (loss) attributable to Middleburg Financial Corporation	$(1,567)	$2,287	$(447)	$4,525

See accompanying notes to the consolidated financial statements.

Index

Middleburg Financial Corporation
Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2013 and 2012
(In Thousands, Except Share Data)
(Unaudited)
	Middleburg Financial Corporation Shareholders
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balances - December 31, 2011	$17,331	$43,498	$41,157	$3,926	$2,101	$108,013
Net income			3,351		72	3,423
Other comprehensive income, net of tax				1,174		1,174
Cash dividends declared			(703)			(703)
Vesting of restricted stock awards (12,432 shares)	33	(33)				—
Repurchase of restricted stock (2,736 shares)	—	(43)				(43)
Distributions to non-controlling interest					(53)	(53)
Share-based compensation		194				194
Balances - June 30, 2012	$17,364	$43,616	$43,805	$5,100	$2,120	$112,005

Balances - December 31, 2012	$17,357	$43,869	$46,235	$6,467	$3,194	$117,122
Net income			3,420		195	3,615
Other comprehensive loss, net of tax				(3,867)		(3,867)
Cash dividends declared			(708)			(708)
Vesting of restricted stock awards (21,455 shares)	54	(54)				—
Repurchase of restricted stock (5,281 shares)	(14)	(88)				(102)
Distributions to non-controlling interest					(676)	(676)
Share-based compensation		273				273
Balances - June 30, 2013	$17,397	$44,000	$48,947	$2,600	$2,713	$115,657

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
	Unaudited
	For the six months ended
	June 30, 2013	June 30, 2012
Cash Flows From Operating Activities
Net income	$3,615	$3,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	970	957
Undistributed earnings of affiliate	(33)	(4)
Provision for (recovery of) loan losses	(4)	1,522
Net gain on securities available for sale	(373)	(288)
Net loss on disposal of assets	9	7
Premium amortization on securities, net	1,840	1,790
Origination of loans held for sale	(400,893)	(444,613)
Proceeds from sales of loans held for sale	426,061	477,984
Net gains on mortgages held for sale	(8,376)	(8,822)
Share-based compensation	273	194
Net loss on sale of other real estate owned	649	24
Valuation adjustment on other real estate owned	—	460
Decrease in prepaid FDIC insurance	3,015	483
Changes in other assets and liabilities:
Decrease in other assets	2,198	622
(Decrease) increase in other liabilities	(801)	172
Net cash provided by operating activities	$28,150	$33,911
Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns and calls of securities available for sale	$46,701	$41,046
Proceeds from sale of securities available for sale	9,913	15,986
Purchase of securities available for sale	(64,924)	(62,912)
Purchase of restricted stock	(15)	(50)
Purchases of bank premises and equipment	(460)	(534)
Net increase in loans	(306)	(21,805)
Proceeds from sale of other real estate owned	3,803	829
Net cash used in investing activities	$(5,288)	$(27,440)

See Accompanying Notes to Consolidated Financial Statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Continued)
(In thousands)
	For the three and six months ended
	June 30, 2013	June 30, 2012
Cash Flows from Financing Activities
Net (decrease) increase in non-interest-bearing and interest-bearing demand deposits and savings accounts	$(19,024)	$60,155
Net (decrease) in time deposits	(1,002)	(14,739)
Increase in securities sold under agreements to repurchase	1,808	1,348
Proceeds from short-term borrowings	13,320	58,882
Payments on short-term borrowings	(19,505)	(78,820)
Proceeds from FHLB borrowings	55,000	62,912
Payments on FHLB borrowings	(47,912)	(67,912)
Distributions to non-controlling interest	(676)	(53)
Payment of dividends on common stock	(708)	(703)
Repurchase of common stock	(102)	—
Net cash (used in) provided by financing activities	$(18,801)	$21,070
Increase in cash and and cash equivalents	4,061	27,541
Cash and Cash Equivalents
Beginning	54,415	51,270
Ending	$58,476	$78,811
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,538	$4,893
Income taxes	$—	$850
Supplemental Disclosure of Non-cash Transactions
Unrealized gain (loss) on securities available for sale	$(6,169)	$1,910
Change in market value of interest rate swap	$309	$(131)
Transfer of loans to other real estate owned	$2,093	$6,261
Loans originated from sale of other real estate owned	$—	$149

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2013
(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2013 and December 31, 2012, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, and changes in shareholders’ equity and cash flows for the six months ended June 30, 2013 and 2012, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2013, the Company sponsored one stock-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan.  The 2006 Equity Compensation plan was amended by the Company's shareholders at the Annual Meeting held on May 1, 2013 to increase the total number of shares which may be awarded. Under the plan, the Company may grant share-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company.  The Company may grant awards of up to 430,000 shares of common stock under the 2006 Equity Compensation Plan as amended.

The Company recognized $273,000 for share-based compensation expenses for the six months ended June 30, 2013.

The following table summarizes stock options awarded under the 2006 Equity Compensation Plan and remaining unexercised options under the 1997 Stock Incentive Plan at the end of the reporting period.

	June 30, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	82,171	$17.32
Granted	—	—
Exercised	—	—
Forfeited	(16,000)	22.00
Outstanding at end of period	66,171	$16.19	$192,000

As of the end of the reporting period, 66,171 options were vested and exercisable representing 6,000 shares issued under the original 1997 plan and 60,171 vested options under the 2006 Plan.  As of June 30, 2013, no outstanding options were unvested.
The weighted average remaining contractual term for options outstanding and exercisable at June 30, 2013 was 5.3 years.  As of June 30, 2013, all compensation expense related to stock option awards has been recognized. The Aggregate Intrinsic Value above represents the difference between the market value of the stock at the end of the period and the weighted average exercise price of the options at the end of the period.

Index

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

	June 30, 2013
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of year	120,455	$15.66
Granted	32,000	16.83
Vested	(21,455)	(14.33)
Forfeited	(2,000)	(16.86)
Non-vested at end of period	129,000	$16.09	$2,464,000

The weighted average remaining contractual term for non-vested restricted stock at June 30, 2013 was 4.33 years.  As of June 30, 2013, there was approximately $1.6 million of total unrecognized compensation expense related to non-vested restricted stock awards under the 2006 Equity Compensation Plan.

Note 3.	Securities

Amortized costs and fair values of securities available for sale at June 30, 2013 are summarized as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$13,720	$300	$(72)	$13,948
Obligations of states and
political subdivisions	79,309	1,921	(2,083)	79,147
Mortgage-backed securities:
Agency	162,925	4,592	(954)	166,563
Non-agency	17,529	148	(186)	17,491
Other asset backed securities	32,283	839	(89)	33,033
Corporate preferred stock	68	2	—	70
Corporate securities	10,207	20	(347)	9,880
Total	$316,041	$7,822	$(3,731)	$320,132

Index

Amortized costs and fair values of securities available for sale at December 31, 2012 are summarized as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$15,391	$459	$(28)	$15,822
Obligations of states and
political subdivisions	74,485	3,920	(105)	78,300
Mortgage-backed securities:
Agency	161,564	5,659	(280)	166,943
Non-agency	15,310	287	(18)	15,579
Other asset backed securities	33,648	1,079	(85)	34,642
Corporate preferred stock	68	—	(6)	62
Corporate securities	8,730	12	(633)	8,109
Total	$309,196	$11,416	$(1,155)	$319,457

The amortized cost and fair value of securities available for sale as of June 30, 2013, by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed, other asset-backed, and corporate securities because the mortgages, loans, and securities underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	June 30, 2013
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$3,677	$3,708
Due after one year through
five years	35,915	36,686
Due after five years through
ten years	24,264	24,176
Due after ten years	39,380	38,405
Mortgage-backed securities	180,454	184,054
Other asset backed securities	32,283	33,033
Corporate preferred stock	68	70
Total	$316,041	$320,132

Proceeds from the sale of securities during the six months ended June 30, 2013 were $9.9 million and net gains of $373,000 were realized on those sales.  The tax expense applicable to the net realized gains amounted to $127,000.  Additionally, no loss on securities with other than temporary impairment was recognized during the six months ended June 30, 2013.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $120.1 million at June 30, 2013.

Index

At June 30, 2013, investments in an unrealized loss position that were temporarily impaired are as follows:

	June 30, 2013
			(In thousands)
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$5,521	$(72)	$16	$—	$5,537	$(72)
Obligations of states and
political subdivisions	26,468	(2,083)	—	—	26,468	(2,083)
Mortgage backed securities:
Agency	42,803	(844)	2,570	(110)	45,373	(954)
Non-agency	11,087	(186)	—	—	11,087	(186)
Other asset backed securities	333	—	2,357	(89)	2,690	(89)
Corporate securities	4,483	(97)	4,250	(250)	8,733	(347)
Total	$90,695	$(3,282)	$9,193	$(449)	$99,888	$(3,731)

At December 31, 2012, investments in an unrealized loss position that were temporarily impaired are as follows:

	December 31, 2012
			(In thousands)
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$3,850	$(28)	$16	$—	$3,866	$(28)
Obligations of states and
political subdivisions	6,966	(105)	—	—	6,966	(105)
Mortgage backed securities:
Agency	24,344	(234)	1,241	(46)	25,585	(280)
Non-agency	3,295	(18)	—	—	3,295	(18)
Other asset backed securities	2,791	(57)	1,418	(28)	4,209	(85)
Corporate preferred stock	—	—	33	(6)	33	(6)
Corporate securities	—	—	6,867	(633)	6,867	(633)
Total	$41,246	$(442)	$9,575	$(713)	$50,821	$(1,155)

A total of 108 securities have been identified by the Company as temporarily impaired at June 30, 2013.  Of the 108 securities, 107 are investment grade and 1 is speculative grade.  Agency, non-agency mortgage-backed securities, municipal and corporate debt securities make up the majority of temporarily impaired securities at June 30, 2013.  The speculative grade security is a municipal bond.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales are anticipated or required as of June 30, 2013.  Investment decisions reflect the strategic asset/liability objectives of the Company.

Trust preferred securities

As of June 30, 2013, the Company held no trust preferred securities in its investment portfolio.

The Company previously held trust preferred securities that were identified as other-than-temporarily impaired. These securities were sold during the second quarter of 2012 with a recognized net loss of approximately $142,000. Additionally, these securities

Index

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

Other-than-temporary impairment losses

At June 30, 2013, the Company concluded that no adverse change in cash flows occurred during the quarter and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity; and, for debt securities related to corporate securities, determined that there was no other adverse change in the cash flows as viewed by a market participant, the Company does not consider the investments in these assets to be other than temporarily impaired at June 30, 2013.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future. During the six months ended June 30, 2013 and the six months ended June 30, 2012, no credit related impairment losses were recognized by the Company.

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

	June 30, 2013		December 31, 2012
	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
	(In Thousands)		(In Thousands)
Real estate loans:
Construction	$48,040	6.8%	$50,218	7.1%
Secured by farmland	11,575	1.6%	11,876	1.7%
Secured by 1-4 family residential	258,078	36.5%	260,620	36.7%
Other real estate loans	258,465	36.6%	254,930	35.9%
Commercial loans	117,235	16.6%	118,573	16.8%
Consumer loans	13,606	1.9%	13,260	1.8%
	706,999	100.0%	709,477	100.0%
Less allowance for loan losses	13,616		14,311
Net loans	$693,383		$695,166

Loans presented in the table above exclude loans held for sale.  The Company had $65.3 million in mortgages held for sale at June 30, 2013 and $82.1 million at December 31, 2012.

Index

The following table presents a contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2013 and December 31, 2012.

	June 30, 2013
			(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$234	$—	$945	$1,179	$46,861	$48,040
Secured by farmland	608	—	—	608	10,967	11,575
Secured by 1-4 family residential	753	117	2,847	3,717	254,361	258,078
Other real estate loans	825	—	4,726	5,551	252,914	258,465
Commercial loans	10	—	108	118	117,117	117,235
Consumer loans	130	44	—	174	13,432	13,606
Total	$2,560	$161	$8,626	$11,347	$695,652	$706,999

	December 31, 2012
			(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$108	$2,043	$2,151	$48,067	$50,218
Secured by farmland	415	—	—	415	11,461	11,876
Secured by 1-4 family residential	1,625	568	1,910	4,103	256,517	260,620
Other real estate loans	197	361	6,112	6,670	248,260	254,930
Commercial loans	—	44	144	188	118,385	118,573
Consumer loans	27	10	32	69	13,191	13,260
Total	$2,264	$1,091	$10,241	$13,596	$695,881	$709,477

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
	(In Thousands)
Real estate loans:
Construction	$2,780	$268	$2,861	$780
Secured by 1-4 family residential	9,086	168	8,761	228
Other real estate loans	6,346	368	7,866	—
Commercial loans	2,134	25	2,146	34
Consumer loans	30	—	30	2
Total	$20,376	$829	$21,664	$1,044

If interest on non-accrual loans had been accrued, such income would have approximated $595,000 for the six months ended June 30, 2013 and $1.35 million for the year ended December 31, 2012.

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

The following tables present a summary of loan classifications by class of loan as of June 30, 2013 and December 31, 2012:

	June 30, 2013
			(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$37,904	$3,064	$236,954	$233,718	$113,948	$13,337	$638,925
Special Mention	6,254	7,903	2,618	12,360	375	22	29,532
Substandard	3,307	608	16,440	12,387	2,823	63	35,628
Doubtful	575	—	2,066	—	89	184	2,914
Loss	—	—	—	—	—	—	—
Ending Balance	$48,040	$11,575	$258,078	$258,465	$117,235	$13,606	$706,999

	December 31, 2012
			(In thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$29,741	$11,068	$237,121	$228,052	$112,298	$13,134	$631,414
Special Mention	15,540	199	3,767	12,949	3,332	47	35,834
Substandard	3,902	609	18,333	12,887	2,831	49	38,611
Doubtful	1,035	—	1,399	1,042	112	30	3,618
Loss	—	—	—	—	—	—	—
Ending Balance	$50,218	$11,876	$260,620	$254,930	$118,573	$13,260	$709,477

Index

The following table presents loans identified as impaired by class of loan as of and for the six months ended June 30, 2013:

	June 30, 2013
		(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,982	$2,533	$—	$2,015	$13
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	4,205	4,623	—	4,367	50
Other real estate loans	3,659	3,659	—	3,684	116
Commercial loans	1,962	1,962	—	1,954	—
Consumer loans	—	—	—	—	—
Total with no related allowance	11,808	12,777	—	12,020	179

With an allowance recorded:
Real estate loans:
Construction	1,066	1,066	493	1,073	—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	6,872	6,923	3,129	6,977	51
Other real estate loans	5,796	5,798	913	5,820	71
Commercial loans	365	386	270	382	10
Consumer loans	35	35	35	34	—
Total with a related allowance	14,134	14,208	4,840	14,286	132
Total	$25,942	$26,985	$4,840	$26,306	$311

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

Troubled Debt Restructurings

Included in certain loan categories in the impaired loans table above are troubled debt restructurings (“TDRs”) that were classified as impaired.  The total balance of TDRs at June 30, 2013 was $14.2 million of which $8.8 million were included in the Company’s non-accrual loan totals at that date and $5.4 million represented loans performing as agreed according to the restructured terms. The total amount of TDRs at June 30, 2013 represents and increase of $2.2 million or 18.3% from the amount at December 31, 2012 of $12.0 million. The amount of the valuation allowance related to total TDRs was $2.2 million and $2.0 million as of June 30, 2013 and December 31, 2012 respectively.

The $8.8 million in nonaccrual TDRs as of June 30, 2013 is comprised of $631,000 in real estate construction loans, $3.5 million in 1-4 family real estate loans, $4.6 million in other real estate loans, and $34,000 in commercial loans.  The $5.4 million in TDRs which were performing as agreed under restructured terms as of June 30, 2013 is comprised of $2.0 million in 1-4 family real estate loans, $2.7 million in other real estate loans and $658,000 in commercial loans.  The Company considers all loans classified as TDRs to be impaired.

Index

The following tables present by class of loan, information related to loans modified in a TDR during the three and six months ended June 30, 2013:

	Loans modified as TDR's
	For the three months ended
	June 30, 2013
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)
Real estate loans:
Construction	1	$512	$473
Secured by farmland	—	—	—
Secured by 1-4 family residential	5	1,394	1,387
Other real estate loans	—	—	—
Total real estate loans	6	1,906	1,860
Commercial loans	1	466	466
Consumer loans	—	—	—
Total	7	$2,372	$2,326

	Loans modified as TDR's
	For the six months ended
	June 30, 2013
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)
Real estate loans:
Construction	1	$512	$473
Secured by farmland	—	—	—
Secured by 1-4 family residential	6	1,445	1,433
Other real estate loans	2	168	143
Total real estate loans	9	2,125	2,049
Commercial loans	1	466	466
Consumer loans	—	—	—
Total	10	$2,591	$2,515

During the three months ended June 30, 2013, the Company modified seven loans that were considered to be TDRs and are summarized in the above table.  The interest rates were reduced on three of the loans and maturity dates were extended on six of the loans.

During the six months ended June 30, 2013, the Company modified ten loans that were considered to be TDRs and are summarized in the above table.  The interest rates were reduced on three of the loans and maturity dates were extended on nine of the loans.

During the six months ended June 30, 2013, the Company identified seven loans with an aggregate recorded investment of $1.8 million as TDRs for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying these loans as TDRs, the Company evaluated them for impairment. On the basis of a current evaluation of loss for these loans, they required an allowance for loan losses balance of $958,000 at June 30, 2013.

Index

As of June 30, 2013, seven loans restructured as TDRs during the six month period with an aggregate recorded investment of $1.8 million are included in the Company’s non-accrual loans total.  The remaining loans identified as a TDRs during this period are included in the Company's non-performing assets that are performing as agreed under the restructured terms.

A total of four loans modified as TDRs in the past twelve months subsequently defaulted (i.e., 90 days or more past due following a restructuring) during the six months ended June 30, 2013.

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

The Company recorded a provision for loan losses of $184,000 for the three months ended June 30, 2013, compared to a provision for loan losses of $730,000 for the three months ended June 30, 2012.  Non-accruals as a percentage of total loans have increased from 2.74% in the quarter ended June 30, 2012 to 2.88% in the quarter ended June 30, 2013. The reserve for loan losses ratio decreased to 1.93% of portfolio loans at June 30, 2013 from 2.02% at December 31, 2012.

The following tables present a rollforward of the changes in the allowance for loan losses balance by class of loan, the balances in the allowance for loan losses and the recorded investment in loans by class of loan and, for the ending loan balances, based on impairment evaluation method as of June 30, 2013 and December 31, 2012.

	June 30, 2013
			(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balances as of December 31, 2012	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Chargeoffs	(123)	—	(569)	(97)	(38)	(22)	(849)
Recoveries	37	—	78	20	8	15	158
Provision (Recovery)	112	(18)	531	(371)	(266)	8	(4)
Balances as of June 30 2013	$1,284	$117	$6,316	$3,900	$1,802	$197	$13,616
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$493	$—	$3,128	$913	$271	$35	$4,840
Collectively evaluated for impairment	791	117	3,188	2,987	1,531	162	8,776
Total ending allowance balances	$1,284	$117	$6,316	$3,900	$1,802	$197	$13,616
Ending loan recorded investment balances:
Individually evaluated for impairment	$3,048	$—	$11,077	$9,455	$2,327	$35	$25,942
Collectively evaluated for impairment	44,992	11,575	247,001	249,010	114,908	13,571	681,057
Total ending loan balances	$48,040	$11,575	$258,078	$258,465	$117,235	$13,606	$706,999

Index

	December 31, 2012
			(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balances at December 31, 2011	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Chargeoffs	(2,152)	—	(893)	(760)	(394)	(72)	(4,271)
Recoveries	2	—	388	86	12	33	521
Provision	2,511	25	(684)	637	859	90	3,438
Balances at December 31, 2012	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$166	$—	$2,724	$1,045	$338	$30	$4,303
Collectively evaluated for impairment	1,092	135	3,552	3,303	1,760	166	10,008
Total ending allowance balances	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Ending loan recorded investment balances:
Individually evaluated for impairment	$2,969	$—	$10,792	$10,640	$2,364	$30	$26,795
Collectively evaluated for impairment	47,249	11,876	249,828	244,290	116,209	13,230	682,682
Total ending loan balances	$50,218	$11,876	$260,620	$254,930	$118,573	$13,260	$709,477

Note 6.	Earnings Per Share

The following table shows the weighted average number of common shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

	Three months ended
	June 30, 2013		June 30, 2012
	Shares	Per share Amount	Shares	Per share Amount
Basic earnings per share	7,072,587	$0.30	7,030,639	$0.25
Effect of dilutive securities:
stock options and grants	30,083	(0.01)	11,473	—
Diluted earnings per share	7,102,670	$0.29	7,042,112	$0.25

	Six months ended
	June 30, 2013		June 30, 2012
	Weighted Average Shares	Per share Amount	Weighted Average Shares	Per share Amount
Basic earnings per share	7,066,279	$0.48	7,017,629	$0.48
Effect of dilutive securities:
stock options and grants	30,226	—	7,122	$—
Diluted earnings per share	7,096,505	$0.48	7,024,751	$0.48

At June 30, 2013 and 2012, stock options, restricted grants and warrants representing approximately 6,000 and 33,000 shares, respectively, were not included in the calculation of earnings per share because they would have been anti-dilutive.

Index

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

The following table presents segment information for the three months ended June 30, 2013 and 2012, respectively.

	For the three months ended					For the three months ended
	June 30, 2013					June 30, 2012
	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated
(In Thousands)
Revenues:
Interest income	$10,904	$3	$409	$(324)	$10,992	$11,721	$3	$699	$(459)	$11,964
Trust and investment fee income	—	1,162	—	(37)	1,125	—	1,285	—	(34)	1,251
Other income	1,341	—	4,691	(77)	5,955	822	—	5,246	(148)	5,920
Total operating income	12,245	1,165	5,100	(438)	18,072	12,543	1,288	5,945	(641)	19,135
Expenses:
Interest expense	1,634	—	341	(324)	1,651	2,219	—	546	(459)	2,306
Salaries and employee benefits	4,116	615	2,961	—	7,692	3,877	552	3,077	—	7,506
Provision for (recovery of) loan losses	180	—	4	—	184	766	—	(36)	—	730
Other	4,096	337	1,097	(114)	5,416	4,420	324	1,243	(182)	5,805
Total operating expenses	10,026	952	4,403	(438)	14,943	11,282	876	4,830	(641)	16,347
Income before income taxes and non-controlling interest	2,219	213	697	—	3,129	1,261	412	1,115	—	2,788
Income tax expense	686	88	—	—	774	493	105	—	—	598
Net Income	1,533	125	697	—	2,355	768	307	1,115	—	2,190
Non-controlling interest in income of consolidated subsidiary	—	—	(262)	—	(262)	—	—	(421)	—	(421)
Net income attributable to Middleburg Financial Corporation	$1,533	$125	$435	$—	$2,093	$768	$307	$694	$—	$1,769
Total assets	$1,203,277	$6,355	$75,257	$(67,689)	$1,217,200	$1,201,833	$12,380	$76,990	$(72,353)	$1,218,850
Capital expenditures	203	—	9	—	$212	$330	$—	$—	$—	$330
Goodwill and other intangibles	$—	$4,065	$1,867	$—	$5,932	$—	$4,236	$1,867	$—	$6,103

Index

The following table presents segment information for the six months ended June 30, 2013 and 2012, respectively.

	For the six months ended					For the six months ended
	June 30, 2013					June 30, 2012
	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Inter-company Elimina-tions	Consolidated
(In Thousands)
Revenues:
Interest income	$21,992	$7	$878	$(673)	$22,204	$23,575	$5	$1,437	$(861)	$24,156
Trust and investment fee income	—	2,257	—	(78)	2,179	—	2,241	—	(69)	2,172
Other income	2,185	74	8,803	(233)	10,829	1,915	—	9,413	(345)	10,983
Total operating income	24,177	2,338	9,681	(984)	35,212	25,490	2,246	10,850	(1,275)	37,311
Expenses:
Interest expense	3,382	—	719	(673)	3,428	4,491	—	1,097	(861)	4,727
Salaries and employee benefits	8,302	1,230	5,960	—	15,492	7,673	1,080	6,110	—	14,863
Provision for (recovery of) loan losses	(9)	—	5	—	(4)	1,558	—	(36)	—	1,522
Other	8,690	687	2,478	(311)	11,544	8,044	642	3,490	(414)	11,762
Total operating expenses	20,365	1,917	9,162	(984)	30,460	21,766	1,722	10,661	(1,275)	32,874
Income before income taxes and non-controlling interest	3,812	421	519	—	4,752	3,724	524	189	—	4,437
Income tax expense	963	174	—	—	1,137	806	208	—	—	1,014
Net Income	2,849	247	519	—	3,615	2,918	316	189	—	3,423
Non-controlling interest in income of consolidated subsidiary	—	—	(195)	—	(195)	—	—	(72)	—	(72)
Net income attributable to Middleburg Financial Corporation	$2,849	$247	$324	$—	$3,420	$2,918	$316	$117	$—	$3,351
Total assets	$1,203,277	$6,355	$75,257	$(67,689)	$1,217,200	$1,201,833	$12,380	$76,990	$(72,353)	$1,218,850
Capital expenditures	$451	$—	$9	$—	$460	$534	$—	$—	$—	$534
Goodwill and other intangibles	$—	$4,065	$1,867	$—	$5,932	$—	$4,236	$1,867	$—	$6,103

Note. 8 Capital Purchase Program

During 2009, the Company participated in the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 and issued 22,000 shares of preferred stock to the Treasury as well as a warrant (“the Warrant”) to purchase 208,202 shares of the Company’s common stock at an initial exercise price of $15.85 per share.  As a result of the completion of the Company’s public stock offering in August 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101.  On December 23, 2009, the Company redeemed all of the shares of preferred stock issued to the Treasury.   During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of June 30, 2013.

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

Loans Held for Sale

Loans held for sale are carried at market value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data (Level II).  Gains and losses on the sale of loans are recorded within income from mortgage banking activities on the consolidated statements of income.

Derivatives

Derivatives are recorded at fair value on a recurring basis.  Third party vendors compile prices from various sources and may determine the fair value of identical or similar instruments by using pricing models that consider observable market data (Level II).

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	(In thousands)
	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$13,948	$—	$13,948	$—
Obligations of states and political subdivisions	79,147	—	79,147	—
Mortgage-backed securities:
Agency	166,563	—	166,563	—
Non-agency	17,491	—	17,491	—
Other asset-backed securities	33,033	—	33,033	—
Corporate preferred stock	70	—	70	—
Corporate securities	9,880	—	9,880	—
Loans held for sale	65,322	—	65,322	—
Interest rate swaps	159	—	159	—
Mortgage banking hedge instruments	251	—	251	—
Liabilities:
Mortgage interest rate locks	73	$—	$73	$—
Interest rate swaps	$312	$—	$312	$—

Index

	December 31, 2012
	(In thousands)
	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$15,822	$—	$15,822	$—
Obligations of states and political subdivisions	78,300	—	78,300	—
Mortgage-backed securities:
Agency	166,943	—	166,943	—
Non-agency	15,579	—	15,579	—
Other asset-backed securities	34,642	—	34,642	—
Corporate preferred stock	62	—	62	—
Corporate securities	8,109	—	8,109	—
Loans held for sale	82,114	—	82,114	—
Mortgage interest rate locks	35	—	35	—
Interest rate swaps	80	—	80	—
Liabilities:
Interest rate swap	541	—	541	—
Mortgage banking hedge instruments	39	—	39	—

There were no financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the six months ended June 30, 2013.

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

Index

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Impaired loans	9,294	—	7,494	1,800

	December 31, 2012
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Impaired loans	12,343	—	11,165	1,178

Other Real Estate Owned

Index

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

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

	June 30, 2013
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$7,570	$—	$7,570	$—

	December 31, 2012
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$9,929	$—	$7,619	$2,310

The following table presents quantitative information as of June 30, 2013 about Level III fair value measurements for financial assets measured at fair value on a non-recurring basis:

				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	(Weighted Average)

Impaired Loans	$1,800	Discounted appraised value	Discount for selling costs and age of appraisals.	10% - 30% (21%)

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

Index

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

Derivatives

Derivatives are are valued based on current market values obtained from independent sources. Third party vendors compile prices from various sources and may determine the fair value of identical or similar instruments by using pricing models.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate

Index

loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2013 and December 31, 2012, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the table below.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company's financial instruments as of June 30, 2013 are as follows:

			June 30, 2013
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
	(In thousands)
Financial assets:
Cash and cash equivalents	$58,476	$58,476	$58,476	$—	—
Securities	320,132	320,132	—	320,132	—
Loans held for sale	65,322	65,322	—	65,322	—
Net portfolio loans	693,383	707,058	—	7,494	699,564
Bank owned life insurance	16,726	16,726	—	16,726	—
Accrued interest receivable	4,038	4,038	—	4,038	—
Interest rate swaps	159	159	—	159	—
Mortgage banking hedge instruments	251	251	—	251	—

Financial liabilities:
Deposits	$961,874	$964,296	$—	$964,296	—
Securities sold under agreements
to repurchase	35,783	35,783	—	35,783	—
Short-term borrowings	5,688	5,688	—	5,688	—
FHLB borrowings	85,000	85,929	—	85,929	—
Trust preferred capital notes	5,155	5,211	—	5,211	—
Accrued interest payable	544	544	—	544	—
Mortgage interest rate locks	73	73	—	73	—
Interest rate swaps	312	312	—	312	—

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

Note 11.     Accumulated Other Comprehensive Income

The following table presents information on changes in each component of accumulated other comprehensive income and the ending balances for the periods indicated:

	Accumulated Other Comprehensive Income (1)
	(in thousands)
	Net Unrealized Gains (Losses) on Securities	Derivatives	Total
Balance December 31, 2011	$4,133	$(207)	$3,926
Other comprehensive income before reclassifications	1,451	(87)	1,364
Amounts reclassified from accumulated other comprehensive income	(190)	—	(190)
Change during period	1,261	(87)	1,174
Balance June 30, 2012	$5,394	$(294)	$5,100

Balance December 31, 2012	$6,771	$(304)	$6,467
Other comprehensive income (loss) before reclassifications	(3,825)	204	(3,621)
Amounts reclassified from accumulated other comprehensive income	(246)	—	(246)
Change during period	(4,071)	204	(3,867)
Balance June 30, 2013	$2,700	$(100)	$2,600

Index

(1) All amounts shown are net of applicable income taxes using an income tax rate of 34%.

The following tables present information related to reclassifications from accumulated other comprehensive income during the periods indicated.

	Amount Reclassified from Accumulated Other Comprehensive Income
	(in thousands)
Details about Accumulated Other Comprehensive Income Components	For the three months ended June 30,		Affected Line Item in the Consolidated Statements of Income
	2013	2012
Securities available for sale (1):
Net securities gains reclassified into earnings	$(326)	$(148)	Gain on securities available for sale
Related income tax expense	111	50	Income tax expense
Net effect on accumulated other comprehensive income for the period	(215)	(98)	Net of tax

Total reclassifications for the period	$(215)	$(98)	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income
	(in thousands)
Details about Accumulated Other Comprehensive Income Components	For the six months ended June 30,		Affected Line Item in the Consolidated Statements of Income
	2013	2012
Securities available for sale (1):
Net securities gains reclassified into earnings	$(373)	$(288)	Gain on securities available for sale
Related income tax expense	127	98	Income tax expense
Net effect on accumulated other comprehensive income for the period	(246)	(190)	Net of tax

Total reclassifications for the period	$(246)	$(190)	Net of tax

(1) For more information related to unrealized gains on securities available for sale, see Note 3, "Securities."

Index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at June 30, 2013 and results of operations of the Company for the three and six months ended June 30, 2013 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2012 Form 10-K.  It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Net income attributable to Middleburg Financial Corporation for the three months ended June 30, 2013 increased 18.3% to $2.1 million from $1.8 million over the same period in 2012. Earnings per fully diluted share for the three months ended June 30, 2013 was $0.29 per share versus $0.25 per share for the same period in 2012.

Annualized return on total average assets for the three months ended June 30, 2013 was 0.69%, compared to 0.60% for the same period in 2012.  Annualized return on total average equity of Middleburg Financial Corporation, which excludes the non-controlling interest in Southern Trust Mortgage, for the three months ended June 30, 2013 was 7.25%, compared to 6.50% for the same period in 2012.

As a result of improving trends in non accrual loans and improved risk ratings for several loans during the quarter, the Company recorded a loan loss provision of $184,000 for the three months ended June 30, 2013, compared to $730,000 for the three months ended June 30, 2012.  The reserve ratio decreased to 1.93% of portfolio loans at June 30, 2013 from 2.02% at December 31, 2012.  As of the end of the quarter, the coverage ratio for non-performing assets (allowance for loan losses balance divided by non-performing assets) increased to 39.9% of nonperforming assets from 37.9% at December 31, 2012.

Index

Net interest income before provision for loan losses for the three months ended June 30, 2013 was $9.3 million compared to $9.7 million for the three months ended June 30, 2012.  Total non-interest income decreased to $7.1 million for the three months ended June 30, 2013 compared to $7.2 million for the three months ended June 30, 2012.  Total non-interest expense decreased approximately $203,000 to $13.1 million for the three months ended June 30, 2013 from $13.3 million for the same period in 2012.

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

Index

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

Intangibles and Goodwill

The Company had approximately $5.9 million in intangible assets and goodwill at June 30, 2013, a decrease of $85,000 or 1.4% since December 31, 2012, which is attributable to regular amortization of intangible assets.

On April 1, 2002, the Company acquired Middleburg Investment Advisors for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  On January 3, 2011, Middleburg Investment Advisors was merged into Middleburg Trust Company and its goodwill balance is reflected in the total goodwill balance reported for Middleburg Investment Group of $3.4 million.  The remaining balance of unamortized identified intangible assets related to the acquisition of Middleburg Investment Advisors is approximately $643,000. Approximately $1.0 million of the $5.9 million in total intangible assets and goodwill at June 30, 2013 was attributable directly to the Company’s investment in Middleburg Trust Company exclusive of the goodwill related to the former Middleburg Investment Advisors.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

As of June 30, 2013, the Company recognized two consolidated subsidiaries as reporting units for the purpose of goodwill evaluation and reporting:  Southern Trust Mortgage (“STM”) and Middleburg Investment Group (“MIG”).   MIG is the parent company of Middleburg Trust Company and the former Middleburg Investment Advisors.  The following table shows the allocation of goodwill between the two reporting units and the percentage by which the fair value of each reporting unit as of December 31, 2012 (the most recent fair value evaluation date) exceeded the carrying value as of that date.  Management does not believe the estimated fair values have changed significantly from December 31, 2012 to June 30, 2013.

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

Index

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

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company were $1.2 billion at June 30, 2013, a decrease of $19.6 million or 1.6% compared to total assets at December 31, 2012.  Total average assets increased 2.2% to $1.21 billion for the six months ended June 30, 2013 from $1.19 billion for the six months ended June 30, 2012.  Total liabilities were $1.10 billion at June 30, 2013, compared to $1.12 billion at December 31, 2012.  Total average liabilities increased $18.6 million or 1.7% to $1.10 billion for the six months ended June 30, 2013 compared to $1.08 billion for the same period in 2012.  Average shareholders’ equity attributable to the Company's shareholders increased 6.4% or $6.9 million over the same periods.

Loans

Total loans, including loans held for sale at June 30, 2013 were $772.3 million, a decrease of $19.3 million from the December 31, 2012 amount of $791.6 million, primarily as a result of a decrease in loans held for sale.  Portfolio loans were $707.0 million at June 30, 2013, a decrease of $2.5 million from the December 31, 2012 balance of $709.5 million. Loans held for sale were $65.3 million at June 30, 2013, compared to $82.1 million at December 31, 2012, a decrease of $16.8 million during the period.  Southern Trust Mortgage originated $400.9 million in loans for the six months ended June 30, 2013, compared to $444.6 million for the six months ended June 30, 2012.  The Company experienced a decrease in real estate construction loans, which were $48.0 million at June 30, 2013, compared to $50.2 million at December 31, 2012.  Real estate mortgage loans of $516.5 million at June 30, 2013 increased from the December 31, 2012 amount of $515.6 million.  Commercial loans, which are primarily loans to businesses, decreased to $117.2 million at June 30, 2013, compared to $118.6 million at December 31, 2012.  Net charge-offs were $691,000 for the six months ended June 30, 2013 versus $1.2 million for the same period in 2012.  The provision for loan losses for the three months ended June 30, 2013 was $184,000 compared to $730,000 for the same period in 2012. As a result of the drop in non-performing assets and charge-offs and improving credit quality trends, the Company recorded a negative loan loss provision of $4,000 for the six months ended June 30, 2013 compared to a provision of $1.5 million for the same period in 2012. The allowance for loan losses at June 30, 2013 was $13.6 million or 1.93% of portfolio loans outstanding (excluding loans held for sale) compared to $14.3 million and 2.02% at December 31, 2012.

Index

The following table presents information on the Company’s nonperforming assets as of the dates indicated:

	Nonperforming Assets Middleburg Financial Corporation
	June 30,	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Nonperforming assets:
Nonaccrual loans	$20,376	$21,664	$25,346	$29,386	$8,606
Restructured loans (1)	5,366	5,132	3,853	1,254	2,096
Accruing loans greater than 90 days past due	829	1,044	1,233	909	908
Total nonperforming loans	$26,571	$27,840	$30,432	$31,549	$11,610
Foreclosed property	7,570	9,929	8,535	8,394	6,511
Total nonperforming assets	$34,141	$37,769	$38,967	$39,943	$18,121

Allowance for loan losses	$13,616	$14,311	$14,623	$14,967	$9,185

Nonperforming loans to period end portfolio loans	3.76%	3.92%	4.53%	4.79%	1.80%
Allowance for loan losses to nonperforming loans	51.24%	51.40%	48.05%	47.44%	79.11%
Nonperforming assets to period end assets	2.80%	3.05%	3.27%	3.62%	1.86%
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

Index

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each period presented:

Allowance for Loan Losses
	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012
Balance, beginning of year	$14,311	$14,623
Provision for loan losses	(4)	3,438
Charge-offs:
Real estate loans:
Construction	123	2,152
Secured by 1-4 family residential	569	893
Other real estate loans	97	760
Commercial loans	38	394
Consumer loans	22	72
Total charge-offs	$849	$4,271
Recoveries:
Real estate loans:
Construction	$37	$2
Secured by 1-4 family residential	78	388
Other real estate loans	20	86
Commercial loans	8	12
Consumer loans	15	33
Total recoveries	$158	$521
Net charge-offs	691	3,750
Balance, end of period	$13,616	$14,311

Ratio of allowance for loan losses to portfolio loans outstanding at end of period	1.93%	2.02%
Annualized ratio of net charge offs to average portfolio loans outstanding during the period	0.18%	0.54%

The following table shows the balance of the allowance for loan losses allocated to each major loan type and the percent of loans in each category to total loans as of June 30, 2013 and December 31, 2012:

Allocation of Allowance for Loan Losses
	June 30, 2013	Percent of loans in each category to total loans	December 31, 2012	Percent of loans in each category to total loans
Commercial, financial and agricultural	$1,919	18.22%	$2,233	18.39%
Real estate construction	1,284	6.79%	1,258	7.08%
Real estate mortgage	10,216	73.07%	10,624	72.67%
Consumer loans	197	1.92%	196	1.86%
Totals	$13,616	100.00%	$14,311	100.00%

Non-performing Loans

Non-performing loans were $26.6 million at June 30, 2013 compared to $27.8 million at December 31, 2012.

Non-accrual loans were $20.4 million at the end of the second quarter of 2013 compared to $21.7 million as of December 31, 2012, representing a decrease of 6.0% during the first six months of 2013. The decrease was primarily attributable to non-accrual loans being transferred to the Other Real Estate Owned category during the quarter.

Index

Restructured Loans

Included in the "Nonperforming Assets" table above are troubled debt restructurings (“TDRs”) that were classified as impaired.  The total balance of TDRs at June 30, 2013 was $14.2 million of which $8.8 million were included in the Company’s non-accrual loan totals at that date and $5.4 million represented loans performing as agreed according to the restructured terms. The total amount of TDRs at June 30, 2013 represents and increase of $2.2 million or 18.3% from the amount at December 31, 2012 of $12.0 million. The amount of the valuation allowance related to total TDRs was $2.2 million and $2.0 million as of June 30, 2013 and December 31, 2012 respectively.

The $8.8 million in nonaccrual TDRs as of June 30, 2013 is comprised of $631,000 in real estate construction loans, $3.5 million in 1-4 family real estate loans, $4.6 million in other real estate loans, and $34,000 in commercial loans.  The $5.4 million in TDRs which were performing as agreed under restructured terms as of June 30, 2013 is comprised of $2.0 million in 1-4 family real estate loans, $2.7 million in other real estate loans and $658,000 in commercial loans.  The Company considers all loans classified as TDRs to be impaired.

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

Other Real Estate Owned

Other real estate owned, net of valuation allowance, decreased by $2.3 million to $7.6 million at June 30, 2013 from $9.9 million at December 31, 2012.  The decrease was primarily due to the sale of several large Other Real Estate Owned ("OREO") properties during the period. The change in balance is the net of foreclosed real estate loans  added to other real estate owned, valuation adjustments and sales of other real estate owned properties during the period.  During the six months ended June 30, 2013, the Company received proceeds of $3.8 million from the sale of other real estate owned properties and incurred a net loss of $649,000 on the sales. No valuation adjustments to properties held in OREO were made during the six months ended June 30, 2013.

Securities

Securities, excluding Federal Reserve and Federal Home Loan Bank stock, were $320.1 million at June 30, 2013 compared to $319.5 million at December 31, 2012, an increase of $675,000 or 0.2% during the period. The balance in interest-bearing bank balances increased to $51.2 million as of June 30, 2013 versus $47.3 million at December 31, 2012.  The Company sold $9.9 million in securities, received proceeds of $46.7 million from maturities and principal payments, and purchased securities of $64.9 million for the six months ended June 30, 2013.  As of June 30, 2013, unrealized gains in the securities portfolio had decreased and unrealized losses had increased from December 31, 2012. No losses related to other-than-temporary impairments were recognized for the six months ended June 30, 2013.

The Company will continue to maintain its securities portfolio as a source of liquidity and collateral.  At June 30, 2013, the year-to-date tax equivalent yield on the securities portfolio was 3.03%.

Premises and Equipment

Net premises and equipment decreased by $379,000 from $20.6 million at December 31, 2012 to $20.2 million at June 30, 2013.  The decrease is the net of the change in accumulated depreciation and additions to premises and equipment during the period.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased by $85,000 in the first six months of 2013 to $5.9 million at June 30, 2013 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment Advisors.

Other Assets

Index

Other assets increased by $81,000 to $39.2 million at June 30, 2013 when compared to December 31, 2012.  The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $16.7 million and net deferred tax assets in the amount of $6.3 million at June 30, 2013.

Deposits

Deposits decreased by $20.0 million to $961.9 million at June 30, 2013 from $981.9 million at December 31, 2012.  Average deposits for the six months ended June 30, 2013 increased 2.9% or $26.9 million compared to average deposits for the six months ended June 30, 2012.  Average interest bearing deposits were $799.0 million for the six months ended June 30, 2013 compared to $791.9 million for the six months ended June 30, 2012, primarily due to increases in average balances of interest checking and money market savings accounts, partially offset by a decrease in balances of time deposits.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank.  The overall balance of this product was $23.3 million at June 30, 2013 and is reflected in both the savings and interest bearing demand deposits and the “securities sold under agreements to repurchase” amounts on the balance sheet.

Time deposits decreased by $1.0 million or 0.3% from December 31, 2012 to $291.0 million at June 30, 2013.  Time deposits include brokered certificates of deposit and CDARS deposits.  Securities sold under agreements to repurchase (“Repo Accounts”) increased by $1.8 million from $34.0 million at December 31, 2012 to $35.8 million at June 30, 2013.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.  All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

Short-term Borrowings and FHLB Borrowings

The Company had no overnight advances from the Federal Home Loan Bank of Atlanta (“FHLB”) outstanding at June 30, 2013.  Southern Trust Mortgage has a line of credit with a regional bank that is primarily used to fund its loans held for sale.  At June 30, 2013, this line had an outstanding balance of $5.7 million compared to $11.9 million at December 31, 2012.  The interest rate on the line of credit is based on the 30-day London Inter-Bank Offered Rate (“LIBOR”).  Southern Trust Mortgage also has a $5.0 million line of credit and a $75.0 million participation agreement with Middleburg Bank.  The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company. FHLB term advances were $85.0 million at June 30, 2013 compared to $77.9 at December 31, 2012.

Other Liabilities

Other liabilities decreased by $801,000 to $8.0 million at June 30, 2013, when compared to December 31, 2012.

Non-controlling Interest in Consolidated Subsidiary

The Company, through Middleburg Bank owns 62.3% of the issued and outstanding membership interest units in Southern Trust Mortgage.  The remaining 37.7% of issued and outstanding membership interest units are owned by other partners.  The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.”  The non-controlling interest is reflected in total shareholders’ equity.  Southern Trust Mortgage also has preferred stock of $1.6 million issued and outstanding at June 30, 2013. As of June 30, 2013, the Company, through Middleburg Bank owned 83.5% of the issued and outstanding preferred stock in Southern Trust Mortgage.  The remaining 16.5% of issued and outstanding preferred stock is owned by other partners.  The preferred stock held by these other partners is reflected in other liabilities.

Capital

Total shareholders’ equity, including the non-controlling interest in Southern Trust Mortgage, was $115.7 million at June 30, 2013.  This amount represents a decrease of 1.2% from the December 31, 2012 amount of $117.1 million. Middleburg Financial Corporation’s shareholders’ equity, which excludes the non-controlling interest, was $112.9 million at June 30, 2013 compared to $113.9 million at December 31, 2012.  The book value of common stock was $15.93 per share at June 30, 2013 and $16.15 at December 31, 2012.  The primary reason for the decline in shareholder's equity and book value of common stock during the first six months was a decline in accumulated other comprehensive income, resulting from unrealized losses in available for sale securities during the second quarter. The following table shows the Company’s risk-based capital ratios as of June 30, 2013 and December 31, 2012:

Index

	June 30, 2013	December 31, 2012
Total risk-based capital ratio	15.4%	15.4%
Tier 1 risk-based capital ratio	14.2%	14.1%
Tier 1 leverage ratio	9.3%	9.1%

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.

Net interest income for the three months ended June 30, 2013 was $9.3 million, compared to $9.7 million for the same period in 2012.  Total interest income for the three months ended June 30, 2013 was $11.0 million compared to $12.0 million for the three months ended June 30, 2012 representing a decrease of 8.1%.  Total interest expense was $1.7 million for the three months ended June 30, 2013 compared to $2.3 million for the same period in 2012 representing a decrease of 28.4%.  Average earning assets increased by $19.4 million to $1.1 billion for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  Average interest bearing liabilities decreased by $9.3 million or 1.0% to $913.9 million for the three months ended June 30, 2013 when compared to the same period in 2012.

Net interest income for the six months ended June 30, 2013 was $18.8 million, compared to $19.4 million for the same period in 2012.  Total interest income for the six months ended June 30, 2013 was $22.2 million compared to $24.1 million for the six months ended June 30, 2012 representing a decrease of 8.1%.  Total interest expense was $3.4 million for the six months ended June 30, 2013 compared to $4.7 million for the same period in 2012 representing a decrease of 27.5%.  Average earning assets increased by $25.3 million to $1.1 billion for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  Average interest bearing liabilities decreased by $2.0 million or 0.2% to $921.3 million for the six months ended June 30, 2013 when compared to the same period in 2012.

Index

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated.  Non-accrual loans are included in the loan balances.

	MIDDLEBURG FINANCIAL CORPORATION Average Balances, Income and Expenses, Yields and Rates
	Three months ended June 30,
		2013			2012
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$268,369	$1,523	2.28%	$264,106	$1,749	2.66%
Tax-exempt (1)	69,390	978	5.65%	61,813	903	5.88%
Total securities	$337,759	$2,501	2.97%	$325,919	$2,652	3.27%
Loans
Taxable	$759,360	$8,789	4.64%	$749,834	$9,616	5.16%
Tax-exempt (1)	687	9	5.25%	—	—	—
Total loans (3)	$760,047	$8,798	4.64%	$749,834	$9,616	5.16%
Interest bearing deposits in other financial institutions	45,371	29	0.26%	48,025	25	0.21%
Total earning assets	$1,143,177	$11,328	3.97%	$1,123,778	$12,293	4.40%
Less: allowances for credit losses	(13,550)			(15,138)
Total nonearning assets	79,748			83,781
Total assets	$1,209,375			$1,192,421
Liabilities:
Interest-bearing deposits:
Checking	$319,704	$210	0.26%	$310,262	$334	0.43%
Regular savings	110,713	63	0.23%	106,725	96	0.36%
Money market savings	75,733	43	0.23%	57,566	49	0.34%
Time deposits:
$100,000 and over	139,073	432	1.25%	140,233	560	1.61%
Under $100,000	142,217	505	1.42%	180,961	807	1.79%
Total interest-bearing deposits	$787,440	$1,253	0.64%	$795,747	$1,846	0.93%
Short-term borrowings	2,090	18	3.45%	7,687	89	4.60%
Securities sold under agreements to repurchase	34,204	81	0.95%	32,268	84	1.03%
FHLB advances and other borrowings	90,155	299	1.33%	87,463	287	1.32%
Federal Funds Purchased	—	—	—%	3	—	0.00%
Total interest-bearing liabilities	$913,889	$1,651	0.72%	$923,168	$2,306	1.00%
Non-interest bearing liabilities
Demand Deposits	169,894			150,689
Other liabilities	6,917			6,822
Total liabilities	$1,090,700			$1,080,679
Non-controlling interest	2,835			2,231
Shareholders' equity	115,840			109,511
Total liabilities and shareholders' equity	$1,209,375			$1,192,421
Net interest income		$9,677			$9,987
Interest rate spread			3.25%			3.40%
Cost of Funds			0.61%			0.86%
Interest expense as a percent of average earning assets			0.58%			0.82%
Net interest margin			3.40%			3.57%

Index

(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 365 day year for 2013 and a 366 day year for 2012.

(3)	Total average loans include loans on non-accrual status and loans held for sale.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated.  Non-accrual loans are included in the loan balances.

	MIDDLEBURG FINANCIAL CORPORATION Average Balances, Income and Expenses, Yields and Rates
	Six months ended June 30,
		2013			2012
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$267,177	$3,109	2.35%	$263,757	$3,528	2.69%
Tax-exempt (1)	68,327	1,933	5.70%	61,808	1,823	5.93%
Total securities	$335,504	$5,042	3.03%	$325,565	$5,351	3.31%
Loans:
Taxable	$757,913	$17,748	4.72%	$747,647	$19,547	5.26%
Tax-exempt (1)	687	18	5.28%	—	—	0.00%
Total loans (3)	$758,600	$17,766	4.72%	$747,647	$19,547	5.26%
Interest bearing deposits in other financial institutions	51,603	59	0.23%	47,174	49	0.21%
Total earning assets	$1,145,707	$22,867	4.03%	$1,120,386	$24,947	4.48%
Less: allowances for credit losses	(13,905)			(15,005)
Total nonearning assets	82,346			82,625
Total assets	$1,214,148			$1,188,006
Liabilities:
Interest-bearing deposits:
Checking	$326,329	$445	0.28%	$306,953	$717	0.47%
Regular savings	109,740	123	0.23%	105,867	211	0.40%
Money market savings	76,903	90	0.24%	57,095	106	0.37%
Time deposits:
$100,000 and over	143,242	939	1.32%	141,460	1,132	1.61%
Under $100,000	142,795	1,029	1.45%	180,568	1,573	1.75%
Total interest-bearing deposits	$799,009	$2,626	0.66%	$791,943	$3,739	0.95%
Short-term borrowings	2,372	47	4.00%	10,542	236	4.50%
Securities sold under agreements to repurchase	34,153	161	0.95%	33,196	167	1.01%
FHLB advances and other borrowings	85,810	594	1.40%	87,627	585	1.34%
Federal Funds Purchased	—	—	0.00%	2	—	0.00%
Total interest-bearing liabilities	$921,344	$3,428	0.75%	$923,310	$4,727	1.03%
Non-interest bearing liabilities
Demand Deposits	167,268			147,411
Other liabilities	7,249			6,536
Total liabilities	$1,095,861			$1,077,257
Non-controlling interest	2,941			2,293
Shareholders' equity	115,346			108,456
Total liabilities and shareholders' equity	$1,214,148			$1,188,006

Net interest income		$19,439			$20,220

Index

Interest rate spread	3.28%	3.45%
Cost of Funds	0.64%	0.89%
Interest expense as a percent of average earning assets	0.60%	0.85%
Net interest margin	3.42%	3.63%

(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 365 day year for 2013 and a 366 day year for 2012.

(3)	Total average loans include loans on non-accrual status and loans held for sale.

For the three months ended June 30, 2013, interest and fees from loans was $8.8 million compared to $9.6 million for the three months ended June 30, 2012. The tax equivalent weighted average yield of loans decreased 52 basis points from 5.16% for the three months ended June 30, 2012 to 4.64% for the three months ended June 30, 2013.

For the six months ended June 30, 2013, interest and fees from loans was $17.8 million compared to $19.5 million for the six months ended June 30, 2012. The tax equivalent weighted average yield of loans decreased 54 basis points from 5.26% for the six months ended June 30, 2012 to 4.72% for the six months ended June 30, 2013.

For the six months ended June 30, 2013, interest income from the securities portfolio and invested liquid funds decreased by $335,000 to $4.4 million compared to the same period in 2012.  The tax equivalent yield on securities for the six months ended June 30, 2013 decreased 28 basis points to 3.03% compared to 3.31% for the six months ended June 30, 2012.

Interest expense on deposits was $1.3 million for the three months ended June 30, 2013. Interest expense on deposits for the three months ended June 30, 2013, decreased by $593,000 or 32.1% compared to the same period in 2012. For the three months ended June 30, 2013, average deposits increased by $10.9 million to $957.3 million compared to the same period in 2012. The mix of demand and savings deposits versus time deposits was 69.7% in demand and savings deposits, and 30.3% in time deposits at June 30, 2013.  At December 31, 2012, the mix was 70.3% in savings and demand deposits, versus 29.7% in time deposits.

Interest expense on deposits was $2.6 million for the six months ended June 30, 2013. Interest expense on deposits for the six months ended June 30, 2013, decreased by $1.1 million or 29.8% compared to the same period in 2012. For the six months ended June 30, 2013, average deposits increased by $26.9 million to $966.3 million compared to the same period in 2012.

Interest expense for securities sold under agreements to repurchase decreased to $81,000 for the three months ended June 30, 2013 from $84,000 for the three months ended June 30, 2012.  Interest expense related to short-term borrowings decreased by $71,000 from $89,000 for the three months ended June 30, 2012 to $18,000 for the three months ended June 30, 2013. Interest expense related to FHLB advances and other debt increased by $12,000 from $287,000 for the three months ended June 30, 2012 to $299,000 for the three months ended June 30, 2013.

Interest expense for securities sold under agreements to repurchase decreased to $161,000 for the six months ended June 30, 2013 from $167,000 for the six months ended June 30, 2012.  Interest expense related to short-term borrowings decreased by $190,000 from $237,000 for the six months ended June 30, 2012 to $47,000 for the six months ended June 30, 2013. Interest expense related to FHLB advances and other debt increased by $10,000 from $584,000 for the six months ended June 30, 2012 to $594,000 for the six months ended June 30, 2013.

Average balances in interest checking, regular savings and money market accounts increased by $31.6 million when comparing the three months ended June 30, 2013 to the same period in 2012.  The weighted average cost of these accounts for the three months ended June 30, 2013 and 2012 was 0.25% and 0.40%, respectively.  The average balance of certificates of deposits decreased by $39.9 million when comparing the three months ended June 30, 2013 to the three months ended June 30, 2012. The weighted average cost of the Company’s certificates of deposits decreased by 37 basis points to 1.33% for the three months ended June 30, 2013 versus 1.70% for the three months ended June 30, 2012.

Average balances in interest checking, regular savings and money market accounts increased by $43.1 million when comparing the six months ended June 30, 2013 to the same period in 2012.  The weighted average cost of these accounts for the six months ended June 30, 2013 and 2012 was 0.26% and 0.44%, respectively.  The average balance of certificates of deposits decreased by $36.0 million when comparing the six months ended June 30, 2013 to the six months ended June 30, 2012. The weighted average cost of the Company’s certificates of deposits decreased by 30 basis points to 1.38% for the six months ended June 30, 2013 versus 1.68% for the six months ended June 30, 2012.

Index

The net interest margin, on a tax equivalent basis, was 3.40% for the three months ended June 30, 2013 compared to 3.57% for the three-month period ended June 30, 2012.  The average yield on earning assets was 3.97% for the quarter ended June 30, 2013 compared to 4.40% for the quarter ended June 30, 2012, representing a decrease of 43 basis points. The drop in net interest margin for the quarter ended June 30, 2013 compared to the previous quarter was principally due to a reduction in interest income from loans and securities during the quarter.

The net interest margin, on a tax equivalent basis, was 3.42% for the six months ended June 30, 2013 compared to 3.63% for the six-month period ended June 30, 2012.  The average yield on earning assets was 4.03% for the six months ended June 30, 2013 compared to 4.48% for the same period ended June 30, 2012, representing a decrease of 45 basis points. The drop in net interest margin for the six months ended June 30, 2013 compared to the previous quarter was principally due to a reduction in interest income during the period.

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

Index

Reconciliation of Net Interest Income to
Tax Equivalent Net Interest Income

	For the three months ended June 30,
Earnings Per Share	2013	2012
GAAP measures:	(in thousands)
Interest Income – Loans	$8,795	$9,594
Interest Income - Investments & Other	2,197	2,370
Interest Expense – Deposits	1,253	1,846
Interest Expense - Other Borrowings	398	460
Total Net Interest Income	$9,341	$9,658
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities and Loans	336	329
Total Tax Benefit Realized on Non-Taxable Interest Income	$336	$329
Total Tax Equivalent Net Interest Income	$9,677	$9,987

	For the six months ended June 30,
Earnings Per Share	2013	2012
GAAP measures:	(in thousands)
Interest Income – Loans	$17,760	$19,376
Interest Income - Investments & Other	4,444	4,780
Interest Expense – Deposits	2,626	3,739
Interest Expense - Other Borrowings	802	988
Total Net Interest Income	$18,776	$19,429
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities and Loans.	663	791
Total Tax Benefit Realized on Non-Taxable Interest Income	$663	$791
	$19,439	$20,220

Non-interest Income

Non-interest income includes, among other items, income from the Company’s 62.3% ownership interest in Southern Trust Mortgage, LLC. Other income also includes fees generated by the retail banking and investment services departments of the Bank and by Middleburg Trust Company.  Total other income was $7.1 million for the three months ended June 30, 2013 compared to $7.2 million for the same period in 2012.  Total other income was $13.0 million for the six months ended June 30, 2013 compared to $13.2 million for the same period in 2012.

The revenues and expenses of Southern Trust Mortgage for the three and six months ended June 30, 2013 are reflected in the Company’s financial statements on a consolidated basis, with the proportionate share not owned by the Company reported as “Non-controlling Interest in Consolidated Subsidiary.” Southern Trust Mortgage originated $209.8 million in mortgage loans during the quarter ended June 30, 2013 compared to $233.5 million originated during the quarter ended June 30, 2012. Gains on mortgage loan sales were $4.5 million for the quarter ended June 30, 2013 compared to $5.1 million for the quarter ended June 30, 2012. Gains on mortgage loan sales were $8.4 million for the six months ended June 30, 2013 compared to $8.9 million for the same period ended June 30, 2012.

Trust and investment service fees earned by Middleburg Investment Group (“MIG”) were $1.0 million for the three months ended June 30, 2013 compared to $979,000 for the quarter ended June 30, 2012.  Trust and investment service fees earned by Middleburg Investment Group (“MIG”) were $2.0 million for the six months ended June 30, 2013 compared to $1.9 million for the same period ended June 30, 2012.  Trust and investment service fees are based primarily upon the market value of the accounts under

Index

administration.  Total consolidated assets under administration by MIG were at $1.5 billion at June 30, 2013, a decrease of 1.7% relative to December 31, 2012 and an increase of 0.7% relative to June 30, 2012.

Service charges on deposits were $574,000 for the three months ended June 30, 2013 compared to $538,000 for the three months ended June 30, 2012.   Service charges on deposits were $1.1 million for the six months ended June 30, 2013 compared to $1.1 million for the same period ended June 30, 2012.

The Company sold $9.9 million in securities and purchased $64.9 million in securities during the six months ended June 30, 2013.  The Company realized a net gain of $326,000 on the sale of securities in the three months ended June 30, 2013 compared to a net gain of $148,000 in the three months ended June 30, 2012.  The Company realized a net gain of $373,000 on the sale of securities in the six months ended June 30, 2013 compared to a net gain of $288,000 in the same period ended June 30, 2012.

In connection with the preparation of the financial statements included in this Form 10-Q, the Company concluded that there were no securities with other-than-temporary impairment within its portfolio as of June 30, 2013.  Accordingly, during the six months ended June 30, 2013 and 2012, no credit related impairment losses were recognized by the Company. The Company previously held trust preferred securities in its portfolio that were identified as other-than-temporarily impaired. These securities were sold during the quarter ended June 30, 2012 with a recognized net loss of approximately $142,000.

Commissions on investment sales decreased by $15,000 or 12.0% to $110,000 for the three months ended June 30, 2013, compared to $125,000 for the three months ended June 30, 2012. Commissions on investment sales decreased by $68,000 or 25.0% to $204,000 for the six months ended June 30, 2013, compared to $272,000 for the same period ended June 30, 2012.

Income earned from the Bank’s $16.7 million investment in Bank Owned Life Insurance (BOLI) contributed $122,000 to total other income for the three months ended June 30, 2013 compared to $123,000 for the three months ended June 30, 2012 .  Income earned from the Bank’s $16.7 million investment in Bank Owned Life Insurance (BOLI) contributed $243,000 to total other income for the six months ended June 30, 2013 compared to $245,000 for the same period ended June 30, 2012.

Other operating income increased by $306,000 to $655,000 for the six months ended June 30, 2013 compared to $349,000 for the same period ended June 30, 2012. The primary reason for the increase in other operating income during the second quarter was related to a one time adjustment to fair market value of certain mortgage loans. Other operating income includes credit card fees, data processing fees and other miscellaneous income during the reporting period.

Non-interest Expense

Non-interest expense includes employee-related costs, occupancy and equipment expense and other overhead.  Total other expense decreased by $203,000 from $13.3 million for the three months ended June 30, 2012 to $13.1 million for the same period ended June 30, 2013.   Total other expense increased by $411,000 from $26.6 million for the six months ended June 30, 2012 to $27.0 million for the same period ended June 30, 2013.  When taken as a percentage of total average assets on an annualized basis, other expense was 4.4% of total average assets for the six months ended June 30, 2013 versus 4.5% for the same period in 2012.

Salaries and employee benefit expenses increased by $186,000 or 2.5% when comparing the three months ended June 30, 2013 to the three months ended June 30, 2012. Salaries and employee benefit expenses increased by $629,000 or 4.2% when comparing the first six months of 2013 to the same period ended June 30, 2012. The increase in salaries and employee benefit expenses was primarily due to staffing related to the opening of the Richmond branch.

Net occupancy expense increased by $32,000 or 1.8% for the three months ended June 30, 2013 compared to the same period ended June 30, 2012. Net occupancy expense increased by $59,000 or 1.7% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase is the result of the Company’s growth as well as maintenance and improvements of the Company’s facilities. As growth efforts continue to progress, the Company anticipates higher levels of occupancy expense to be incurred.

Other tax expense decreased by 8.8% to $187,000 for the three months ended June 30, 2013 compared to the same period ended June 30, 2012. Other tax expense decreased by 7.1% to $379,000 for the six months ended June 30, 2013 compared to the same period ended June 30, 2012. The other tax expenses are franchise taxes paid by Middleburg Bank and Middleburg Trust Company in lieu of an income tax.  The tax is based on each subsidiary’s equity capital at January 1st of each year, net of adjustments.

Advertising expense decreased by $12,000 to $435,000 for the three months ended June 30, 2013 compared to $447,000 for the three months ended June 30, 2012.  Advertising expense decreased by $44,000 to $703,000 for the six months ended June 30,

Index

2013 compared to $747,000 for the same period ended June 30, 2012. Advertising expenses are cyclical and are affected by spending on promotions.

Other real estate owned expense decreased by $732,000 or 83.7% to $142,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Other real estate owned expense decreased by $199,000 or 17.2% to $961,000 for the six months ended June 30, 2013 compared to the same period ended June 30, 2012. The decrease in expenses was primarily due to decreases in legal expenses related to foreclosure and losses on the sales of these assets.

FDIC insurance expense increased by $9,000 to $270,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. FDIC insurance expense increased by $16,000 to $535,000 for the six months ended June 30, 2013 compared to the same period ended June 30, 2012.

Other expenses increased 14.3% or $268,000 to $2.1 million for the three months ended June 30, 2013 compared to the same period in 2012. Other expenses decreased 3.5% or $161,000 to $4.5 million for the six months ended June 30, 2013 compared to the same period in 2012.

Allowance for Loan Losses

Non Performing Asset balances have decreased by 9.6% since December 31, 2012 with the biggest declines occurring in Non Accrual loans and OREO balances while net charge-offs have declined in four consecutive quarters beginning in the quarter ended September 30, 2012. As a result of the drop in non-performing assets and charge-offs and improving credit quality trends, the Company recorded a negative loan loss provision of $4,000 for the six months ended June 30, 2013.  The negative provision allowed the reserve ratio to decrease to 1.93% of portfolio loans at March 31, 2013 from 2.02% at December 31, 2012.

The allowance for loan losses at June 30, 2013 was $13.6 million, or 1.93% of total portfolio loans, compared to $14.3 million, or 2.02% of total portfolio loans at December 31, 2012.  The Company recorded a loan loss provision of $184,000 for the three months ended June 30, 2013, compared to a provision for loan losses of $730,000 for the three months ended June 30, 2012.  Non-accruals as a percentage of total loans have increased from 2.74% in the period ended June 30, 2012 to 2.88% in the period ended June 30, 2013. For the six months ended June 30, 2013, net loan charge-offs totaled $691,000 compared to net loan charge-offs of $1.2 million for the same period in 2012.  There were $829,000 in loans past due 90 days or more and still accruing at June 30, 2013, compared to $1.0 million at December 31, 2012.  Non-performing loans were $26.6 million at June 30, 2013, compared to $27.8 million at December 31, 2012.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at June 30, 2013.  Loans classified as loss, doubtful, substandard and special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.  Approximately $2.2 million has been included in the allowance for loan losses related to total restructured loans.

Non-performing assets decreased from $37.8 million or 3.05% of total assets at December 31, 2012 to $34.1 million or 2.80% of total assets as of June 30, 2013.   Non-accrual loans decreased from $21.7 million at December 31, 2012 to $20.4 million at June 30, 2013.

Capital Resources

Total shareholders’ equity at June 30, 2013 and December 31, 2012 was $115.7 million and $117.1 million, respectively.  Total common shares outstanding at June 30, 2013 were 7,089,598.

At June 30, 2013, the Company’s Tier 1 and total risk-based capital ratios were 14.2% and 15.4%, respectively, compared to 14.1% and 15.4% at December 31, 2012.  The Company’s leverage ratio was 9.3% at June 30, 2013 compared to 9.1% at December 31, 2012.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which enables it to take advantage of business opportunities and indicates it has the resources to protect against risk inherent in its business.

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

Index

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines totaled $24.0 million, none of which were outstanding at June 30, 2013.  At June 30, 2013 and December 31, 2012, the Company had $35.8 million and $34.0 million, respectively, of outstanding borrowings pursuant to repurchase agreements.

The Company has a credit line at the Federal Home Loan Bank of Atlanta with available borrowing capacity of $75.5 million as of June 30, 2013.  This line may be utilized for short and/or long-term borrowing.  The Company utilized the credit line for both overnight and long-term funding throughout the first six months of 2013.  Southern Trust Mortgage has a revolving line of credit with a regional bank having a credit limit of $24.0 million.  This line is primarily used to fund its loans held for sale. Middleburg Bank guarantees up to $10 million of borrowings on this line. At June 30, 2013, the line had an outstanding balance of $5.7 million and is included in total short-term borrowings on the Company’s balance sheet.

At June 30, 2013, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 46.1% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit (excluding standby letters of credit) increased $28.9 million to $107.2 million at June 30, 2013 compared to $78.3 million at December 31, 2012.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $2.6 million at June 30, 2013 representing a decrease of $840,000 from December 31, 2012.

Contractual obligations, representing FHLB advance obligations, operating leases, and capital notes, increased $2.3 million to $118.4 million at June 30, 2013 compared to $116.0 million at December 31, 2012.   These results do not include changes in certificates of deposit and short-term borrowings.   Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the Company’s 2012 Form 10-K.

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

Index

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  The results of the simulation are dependent upon assumptions and parameters within the model used which change from time to time based on historical interest rate relationships, current market conditions, and anticipated future market conditions.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.  The model prepared for June 30, 2013 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet excluding the assets of Southern Trust Mortgage.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  A parallel shift in rates over a 12-month period is assumed.  The following reflects the Company’s net interest income sensitivity analysis as of June 30, 2013 and December 31, 2012.

	Estimated Net Interest Income Sensitivity
Rate Change	As of June 30, 2013	As of December 31, 2012
+ 200 bp	3.0%	0.4%
- 200 bp	(12.9)%	(11.1)%

At June 30, 2013, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could increase by 3.0% on average over the next 12 months.  For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 12.90% on average over the next 12 months.  While these numbers are subjective based upon the assumptions and parameters used within the model, management believes the balance sheet is properly structured to minimize interest rate risk in the future.

Based upon a June 30, 2013 simulation, the Company could expect an average positive impact to net interest income of $1.1 million over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $4.9 million over the next 12 months.

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

Index

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

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date:	August 9, 2013	/s/ Gary R. Shook
Gary R. Shook
President & Chief Executive Officer

Date:	August 9, 2013	/s/ Raj Mehra
Raj Mehra
Executive Vice President
& Chief Financial Officer

Index

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.