Form 10-Q
period 2013-09-30
MIDDLEBURG FINANCIAL CORP
filed 2013-11-08
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   7,089,091 shares of Common Stock as of October 31, 2013.

Index

MIDDLEBURG FINANCIAL CORPORATION

Index

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Balance Sheets
(In thousands, except for share and per share data)
	(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$9,417	$7,139
Interest-bearing deposits with other institutions	53,228	47,276
Total cash and cash equivalents	62,645	54,415
Securities available for sale, at fair value	328,378	319,457
Loans held for sale	41,855	82,114
Restricted securities, at cost	7,005	6,990
Loans receivable, net of allowance for loan losses of $13,382 at September 30, 2013 and $14,311 at December 31, 2012	702,724	695,166
Premises and equipment, net	20,465	20,587
Goodwill and identified intangibles	5,889	6,017
Other real estate owned, net of valuation allowance of $603 at September 30, 2013 and $1,707 at December 31, 2012	4,530	9,929
Prepaid federal deposit insurance	—	3,015
Bank owned life insurance	16,851	16,484
Accrued interest receivable and other assets	24,985	22,607
TOTAL ASSETS	$1,215,327	$1,236,781
LIABILITIES
Deposits:
Non-interest-bearing demand deposits	$190,680	$167,137
Savings and interest-bearing demand deposits	495,348	522,740
Time deposits	272,538	292,023
Total deposits	958,566	981,900
Securities sold under agreements to repurchase	35,005	33,975
Short-term borrowings	5,451	11,873
FHLB borrowings	85,000	77,912
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	10,967	8,844
Commitments and contingent liabilities	—	—
TOTAL LIABILITIES	1,100,144	1,119,659
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized, 7,089,091 and 7,052,554 issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	17,403	17,357
Capital surplus	44,139	43,869
Retained earnings	50,063	46,235
Accumulated other comprehensive income	833	6,467
Total Middleburg Financial Corporation shareholders' equity	112,438	113,928
Non-controlling interest in consolidated subsidiary	2,745	3,194
TOTAL SHAREHOLDERS' EQUITY	115,183	117,122
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,215,327	$1,236,781

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Income
(In thousands, except for per share data)
	Unaudited		Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$8,744	$9,189	$26,504	$28,565
Interest and dividends on securities available for sale
Taxable	1,468	1,537	4,467	4,976
Tax-exempt	640	596	1,917	1,799
Dividends	59	46	169	135
Interest on deposits in banks and federal funds sold	43	39	101	88
Total interest and dividend income	10,954	11,407	33,158	35,563
INTEREST EXPENSE
Interest on deposits	1,190	1,728	3,817	5,467
Interest on securities sold under agreements to repurchase	82	83	243	250
Interest on short-term borrowings	59	74	106	311
Interest on FHLB borrowings and other debt	303	305	896	889
Total interest expense	1,634	2,190	5,062	6,917
NET INTEREST INCOME	9,320	9,217	28,096	28,646
Provision for (recovery of) loan losses	3	635	(1)	2,156
NET INTEREST INCOME AFTER PROVISION
FOR (RECOVERY OF) LOAN LOSSES	9,317	8,582	28,097	26,490
NON-INTEREST INCOME
Service charges on deposit accounts	590	557	1,699	1,625
Trust services income	963	928	2,937	2,828
Gains on loans held for sale	4,162	6,161	12,538	15,088
Gains on securities available for sale, net	23	164	397	452
Total other-than-temporary impairment losses	—	—	—	(46)
Portion of loss recognized in other comprehensive income	—	—	—	46
Net impairment losses	—	—	—	—
Commissions on investment sales	159	117	363	389
Fees on mortgages held for sale	28	37	103	143
Bank owned life insurance	125	118	367	363
Other operating income	78	236	732	585
Total non-interest income	6,128	8,318	19,136	21,473
NON-INTEREST EXPENSE
Salaries and employee benefits	7,750	7,276	23,242	22,139
Net occupancy and equipment expense	1,820	1,732	5,412	5,265
Advertising	318	652	1,021	1,399
Computer operations	456	322	1,375	1,101
Other real estate owned	416	1,506	1,377	2,666
Other taxes	186	203	565	611
Federal deposit insurance expense	149	262	683	781
Other operating expenses	2,210	1,883	6,666	6,501
Total non-interest expense	13,305	13,836	40,341	40,463
Income before income taxes	2,140	3,064	6,892	7,500
Income tax expense	491	565	1,628	1,578
NET INCOME	1,649	2,499	5,264	5,922
Net income attributable to non-controlling interest	(38)	(785)	(233)	(856)
Net income attributable to Middleburg Financial Corporation	$1,611	$1,714	$5,031	$5,066
Earnings per share:
Basic	$0.23	$0.24	$0.71	$0.72
Diluted	$0.23	$0.24	$0.71	$0.72
Dividends per common share	$0.07	$0.05	$0.17	$0.15
See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
	Unaudited		Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$1,649	$2,499	$5,264	$5,922
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period (net of tax of $902, $673, $2,870 and $1,421 respectively for the periods presented)	(1,748)	1,307	(5,572)	2,758
Reclassification adjustment for gains included in net income (net of tax of $8, $56, $135, and $154 respectively for the periods presented)	(15)	(108)	(262)	(298)
Unrealized gain (loss) on interest rate swap (net of tax of $2, $18, $103, and $63, respectively)	(4)	(35)	200	(122)
Total other comprehensive income (loss)	(1,767)	1,164	(5,634)	2,338
Total comprehensive income (loss)	(118)	3,663	(370)	8,260
Comprehensive income attributable to non-controlling interest	(38)	(785)	(233)	(856)
Comprehensive income (loss) attributable to Middleburg Financial Corporation	$(156)	$2,878	$(603)	$7,404

See accompanying notes to the consolidated financial statements.

Index

Middleburg Financial Corporation
Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2013 and 2012
(In Thousands, Except Share Data)
(Unaudited)
	Middleburg Financial Corporation Shareholders
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
Balances - December 31, 2011	$17,331	$43,498	$41,157	$3,926	$2,101	$108,013
Net income			5,066		856	5,922
Other comprehensive income, net of tax				2,338		2,338
Cash dividends declared			(1,055)			(1,055)
Vesting of restricted stock awards (12,432 shares)	33	(33)				—
Repurchase of restricted stock (2,736 shares)	(7)	(36)				(43)
Distributions to non-controlling interest					(59)	(59)
Share-based compensation		317				317
Balances - September 30, 2012	$17,357	$43,746	$45,168	$6,264	$2,898	$115,433

Balances - December 31, 2012	$17,357	$43,869	$46,235	$6,467	$3,194	$117,122
Net income			5,031		233	5,264
Other comprehensive loss, net of tax				(5,634)		(5,634)
Cash dividends declared			(1,203)			(1,203)
Exercise of stock options (2,743 shares)	7	31				38
Vesting of restricted stock awards (21,455 shares)	53	(53)				—
Repurchase of restricted stock (5,467 shares)	(14)	(88)				(102)
Distributions to non-controlling interest					(682)	(682)
Share-based compensation		380				380
Balances - September 30, 2013	$17,403	$44,139	$50,063	$833	$2,745	$115,183

See accompanying notes to the consolidated financial statements.

Index

MIDDLEBURG FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
	Unaudited
	For the nine months ended
	September 30, 2013	September 30, 2012
Cash Flows From Operating Activities
Net income	$5,264	$5,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,466	1,442
Undistributed earnings of affiliate	(202)	(4)
Provision for (recovery of) loan losses	(1)	2,156
Net gain on securities available for sale	(397)	(452)
Net loss on disposal of assets	141	8
Premium amortization on securities, net	2,764	2,765
Origination of loans held for sale	(590,369)	(696,327)
Proceeds from sales of loans held for sale	643,166	711,428
Net gains on mortgages held for sale	(12,538)	(15,088)
Share-based compensation	380	317
Net loss on sale of other real estate owned	747	128
Valuation adjustment on other real estate owned	235	1,616
Decrease in prepaid FDIC insurance	3,015	727
Changes in other assets and liabilities:
Decrease (increase) in other assets	129	(1,081)
Increase in other liabilities	2,123	696
Net cash provided by operating activities	$55,923	$14,253
Cash Flows from Investing Activities
Proceeds from maturity, principal paydowns and calls of securities available for sale	$70,540	$71,036
Proceeds from sale of securities available for sale	12,713	39,475
Purchase of securities available for sale	(103,380)	(109,228)
Purchase of restricted stock	(15)	352
Purchases of bank premises and equipment	(1,273)	(541)
Net increase in loans	(9,946)	(31,091)
Proceeds from sale of other real estate owned	6,806	2,126
Net cash used in investing activities	$(24,555)	$(27,871)
Cash Flows from Financing Activities
Net (decrease) increase in non-interest-bearing and interest-bearing demand deposits and savings accounts	$(3,849)	$85,328
Net (decrease) in time deposits	(19,485)	(30,750)
Increase in securities sold under agreements to repurchase	1,030	1,081
Decrease in short-term borrowings	(6,422)	(10,674)
Increase (decrease) in FHLB borrowings	7,088	(10,000)
Distributions to non-controlling interest	(233)	(59)
Payment of dividends on common stock	(1,203)	(1,055)
Issuance of common stock	38	—
Repurchase of common stock	(102)	—
Net cash (used in) provided by financing activities	$(23,138)	$33,871
Increase in cash and and cash equivalents	8,230	20,253
Cash and Cash Equivalents
Beginning	54,415	51,270
Ending	$62,645	$71,523
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,189	$7,080
Income taxes	$—	$1,850
Supplemental Disclosure of Non-cash Transactions
Unrealized gain (loss) on securities available for sale	$(8,839)	$3,727
Change in market value of interest rate swap	$303	$(185)
Transfer of loans to other real estate owned	$2,389	$7,431
Loans originated from sale of other real estate owned	$—	$149

See Accompanying Notes to Consolidated Financial Statements.

Index

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2013
(Unaudited)

Note 1.	General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2013 and December 31, 2012, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2013 and 2012, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2013, the Company sponsored one share-based compensation plan (the 2006 Equity Compensation Plan), which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006 and has succeeded the Company’s 1997 Stock Incentive Plan.  The 2006 Equity Compensation plan was amended by the Company's shareholders at the Annual Meeting held on May 1, 2013 to increase the total number of shares which may be awarded. Under the plan, the Company may grant share-based compensation to its directors, officers, employees and other persons the Company determines have contributed to the profits or growth of the Company.  The Company may grant awards of up to 430,000 shares of common stock under the 2006 Equity Compensation Plan as amended.

The Company recognized $380,000 of share-based compensation expenses for the nine months ended September 30, 2013.

The following table summarizes stock options awarded under the 2006 Equity Compensation Plan and remaining unexercised options under the 1997 Stock Incentive Plan at the end of the reporting period.

	September 30, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	82,171	$17.32
Granted	—	—
Exercised	(2,743)	14.00
Forfeited	(16,000)	22.00
Outstanding at end of period	63,428	$16.29	$182,000

As of the end of the reporting period, 63,428 options were vested and exercisable representing 6,000 shares issued under the original 1997 plan and 57,428 vested options under the 2006 Plan.  As of September 30, 2013, no outstanding options were unvested.

The weighted average remaining contractual term for options outstanding and exercisable at September 30, 2013 was 5.01 years.  As of September 30, 2013, all compensation expense related to stock option awards has been recognized. The Aggregate Intrinsic Value above represents the difference between the market value of the stock at the end of the period and the weighted average exercise price of the options at the end of the period.

Index

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan at the end of the reportable period.

	September 30, 2013
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of year	120,455	$15.66
Granted	32,500	17.96
Vested	(21,455)	(14.72)
Forfeited	(3,750)	(16.85)
Non-vested at end of period	127,750	$16.36	$2,463,000

The weighted average remaining contractual term for non-vested restricted stock at September 30, 2013 was 4.07years.  As of September 30, 2013, there was approximately $1.6 million of total unrecognized compensation expense related to non-vested restricted stock awards under the 2006 Equity Compensation Plan.

Note 3.	Securities

Amortized costs and fair values of securities available for sale at September 30, 2013 are summarized as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$21,360	$349	$(244)	$21,465
Obligations of states and political subdivisions	77,788	1,483	(3,167)	76,104
Mortgage-backed securities:
Agency	158,204	3,864	(1,013)	161,055
Non-agency	18,113	151	(141)	18,123
Other asset backed securities	35,728	659	(150)	36,237
Corporate preferred stock	68	5	—	73
Corporate securities	15,695	32	(406)	15,321
Total	$326,956	$6,543	$(5,121)	$328,378

Amortized costs and fair values of securities available for sale at December 31, 2012 are summarized as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
U.S. government agencies	$15,391	$459	$(28)	$15,822
Obligations of states and political subdivisions	74,485	3,920	(105)	78,300
Mortgage-backed securities:
Agency	161,564	5,659	(280)	166,943
Non-agency	15,310	287	(18)	15,579
Other asset backed securities	33,648	1,079	(85)	34,642
Corporate preferred stock	68	—	(6)	62
Corporate securities	8,730	12	(633)	8,109
Total	$309,196	$11,416	$(1,155)	$319,457

The amortized cost and fair value of securities available for sale as of September 30, 2013, by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed, other asset-backed, and corporate securities because the mortgages, loans, and securities underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

Index

	September 30, 2013
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,520	$2,555
Due after one year through five years	38,469	39,035
Due after one year through ten years	29,434	28,617
Due after ten years	44,420	42,683
Mortgage-backed securities	176,317	179,178
Other asset backed securities	35,728	36,237
Corporate preferred stock	68	73
Total	$326,956	$328,378

Proceeds from the sale of securities during the nine months ended September 30, 2013 were $12.7 million and net gains of $397,000 were realized on those sales.  The tax expense applicable to the net realized gains amounted to $135,000.  Additionally, no loss on securities with other than temporary impairment was recognized during the nine months ended September 30, 2013.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $104.5 million at September 30, 2013.

At September 30, 2013, investments in an unrealized loss position that were temporarily impaired are as follows:

	September 30, 2013
			(In thousands)
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$11,019	$(244)	$82	$—	$11,101	$(244)
Obligations of states and
political subdivisions	29,161	(3,129)	847	(38)	30,008	(3,167)
Mortgage backed securities:
Agency	37,619	(878)	5,256	(135)	42,875	(1,013)
Non-agency	3,938	(81)	1,354	(60)	5,292	(141)
Other asset backed securities	1,592	(42)	2,284	(108)	3,876	(150)
Corporate securities	5,656	(167)	4,261	(239)	9,917	(406)
Total	$88,985	$(4,541)	$14,084	$(580)	$103,069	$(5,121)

At December 31, 2012, investments in an unrealized loss position that were temporarily impaired are as follows:

	December 31, 2012
			(In thousands)
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$3,850	$(28)	$16	$—	$3,866	$(28)
Obligations of states and
political subdivisions	6,966	(105)	—	—	6,966	(105)
Mortgage backed securities:
Agency	24,344	(234)	1,241	(46)	25,585	(280)
Non-agency	3,295	(18)	—	—	3,295	(18)
Other asset backed securities	2,791	(57)	1,418	(28)	4,209	(85)
Corporate preferred stock	—	—	33	(6)	33	(6)
Corporate securities	—	—	6,867	(633)	6,867	(633)
Total	$41,246	$(442)	$9,575	$(713)	$50,821	$(1,155)

A total of 117 securities were identified by the Company as temporarily impaired at September 30, 2013.  Of the 117 securities, 116 were investment grade and 1 was speculative grade.  Agency, non-agency mortgage-backed securities, municipal and corporate

Index

debt securities make up the majority of temporarily impaired securities at September 30, 2013.  The speculative grade security was a municipal bond.  During the nine months ended September 30, 2013, the municipal bond sector, which is included in the Company's obligations of states and political subdivisions category of securities, and securities of U.S. government agencies and corporations experienced falling securities prices as improvement in select U.S. economic indicators and statements made by certain Federal Reserve officials raised concerns that the Federal Reserve would reduce its efforts to stimulate economic recovery through its bond-buying program known as "quantitative easing." Interest rates rose during this period, causing corresponding unrealized losses on the Company's portfolio of securities of U.S. government agencies and corporations and obligations of states and political subdivisions. Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales are anticipated or required as of September 30, 2013.  Investment decisions reflect the strategic asset/liability objectives of the Company.

Trust preferred securities

As of September 30, 2013, the Company held no trust preferred securities in its investment portfolio.

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

The Company also previously owned one trust preferred security that was not considered other-than-temporarily impaired while held in its investment portfolio. This security was sold during the third quarter of 2012 with a recognized net loss of approximately $149,000. No credit losses were recognized by the Company for this security.

Other-than-temporary impairment losses

At September 30, 2013, the Company concluded that no adverse changes in cash flows occurred during the quarter and did not consider any portfolio securities to be other-than-temporarily impaired. Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not that the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity, the Company does not consider the investments in these assets to be other than temporarily impaired at September 30, 2013. However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future. During the nine months ended September 30, 2013 and the nine months ended September 30, 2012, no credit related impairment losses were recognized by the Company.

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

	September 30, 2013		December 31, 2012
	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
	(In Thousands)		(In Thousands)
Real estate loans:
Construction	$37,155	5.2%	$50,218	7.1%
Secured by farmland	11,504	1.6%	11,876	1.7%
Secured by 1-4 family residential	269,986	37.7%	260,620	36.7%
Other real estate loans	261,095	36.5%	254,930	35.9%
Commercial loans	123,285	17.2%	118,573	16.8%
Consumer loans	13,081	1.8%	13,260	1.8%
	716,106	100.0%	709,477	100.0%
Less allowance for loan losses	13,382		14,311
Net loans	$702,724		$695,166

Loans presented in the table above exclude loans held for sale.  The Company had $41.9 million in mortgages held for sale at September 30, 2013 and $82.1 million at December 31, 2012.

Index

The following table presents a contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2013 and December 31, 2012.

	September 30, 2013
			(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$174	$—	$935	$1,109	$36,046	$37,155
Secured by farmland	—	—	—	—	11,504	11,504
Secured by 1-4 family residential	940	396	1,604	2,940	267,046	269,986
Other real estate loans	576	—	4,068	4,644	256,451	261,095
Commercial loans	118	—	55	173	123,112	123,285
Consumer loans	7	9	38	54	13,027	13,081
Total	$1,815	$405	$6,700	$8,920	$707,186	$716,106

	December 31, 2012
			(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$108	$2,043	$2,151	$48,067	$50,218
Secured by farmland	415	—	—	415	11,461	11,876
Secured by 1-4 family residential	1,625	568	1,910	4,103	256,517	260,620
Other real estate loans	197	361	6,112	6,670	248,260	254,930
Commercial loans	—	44	144	188	118,385	118,573
Consumer loans	27	10	32	69	13,191	13,260
Total	$2,264	$1,091	$10,241	$13,596	$695,881	$709,477

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Non-accrual	Past due 90 days or more and still accruing	Non-accrual	Past due 90 days or more and still accruing
	(In Thousands)
Real estate loans:
Construction	$2,629	$400	$2,861	$780
Secured by 1-4 family residential	9,768	227	8,761	228
Other real estate loans	6,236	—	7,866	—
Commercial loans	1,862	—	2,146	34
Consumer loans	30	9	30	2
Total	$20,525	$636	$21,664	$1,044

If interest on non-accrual loans had been accrued, such income would have approximated $839,000 for the nine months ended September 30, 2013 and $1.35 million for the year ended December 31, 2012.

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

Index

Doubtful:  Loans classified as doubtful have a very high possibility of loss.  However, because of important and reasonably specific pending factors, classification as a loss is deferred until a more exact status can be determined.

Loss: Loans are classified as loss when they are deemed uncollectible and are charged off immediately.

The following tables present a summary of loan classifications by class of loan as of September 30, 2013 and December 31, 2012:

	September 30, 2013
			(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$31,061	$2,994	$249,447	$236,543	$119,731	$12,980	$652,756
Special Mention	2,363	7,903	2,488	12,291	951	12	26,008
Substandard	3,171	607	16,053	12,261	2,489	59	34,640
Doubtful	560	—	1,998	—	114	30	2,702
Loss	—	—	—	—	—	—	—
Ending Balance	$37,155	$11,504	$269,986	$261,095	$123,285	$13,081	$716,106

	December 31, 2012
			(In thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$29,741	$11,068	$237,121	$228,052	$112,298	$13,134	$631,414
Special Mention	15,540	199	3,767	12,949	3,332	47	35,834
Substandard	3,902	609	18,333	12,887	2,831	49	38,611
Doubtful	1,035	—	1,399	1,042	112	30	3,618
Loss	—	—	—	—	—	—	—
Ending Balance	$50,218	$11,876	$260,620	$254,930	$118,573	$13,260	$709,477

Index

The following table presents loans identified as impaired by class of loan as of and for the nine months ended September 30, 2013:

	September 30, 2013
		(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,910	$2,187	$—	$1,927	$13
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	4,363	4,840	—	4,664	6
Other real estate loans	4,347	4,581	—	4,421	111
Commercial loans	2,132	2,139	—	2,275	19
Consumer loans	—	—	—	—	—
Total with no related allowance	12,752	13,747	—	13,287	149

With an allowance recorded:
Real estate loans:
Construction	987	1,037	508	1,016	—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	6,477	6,707	2,904	6,644	51
Other real estate loans	4,995	5,288	830	5,077	71
Commercial loans	373	403	285	408	10
Consumer loans	30	30	30	30	—
Total with a related allowance	12,862	13,465	4,557	13,175	132
Total	$25,614	$27,212	$4,557	$26,462	$281

The following table presents loans identified as impaired by class of loan as of and for the year ended December 31, 2012:

	December 31, 2012
		(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,819	$2,370	$—	$2,543	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,248	3,667	—	3,712	50
Other real estate loans	3,135	3,178	—	3,141	91
Commercial loans	1,947	1,947	—	1,924	—
Consumer loans	—	—	—	—	—
Total with no related allowance	10,149	11,162	—	11,320	141

With an allowance recorded:
Real estate loans:
Construction	1,150	2,250	166	1,685	—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	7,544	8,203	2,724	7,842	65
Other real estate loans	7,505	7,605	1,045	7,691	73
Commercial loans	417	464	338	446	14
Consumer loans	30	30	30	30	—
Total with a related allowance	16,646	18,552	4,303	17,694	152
Total	$26,795	$29,714	$4,303	$29,014	$293

The “Recorded Investment” amounts in the tables above represent the outstanding principal balance on each loan represented in the tables plus any accrued interest receivable on such loans.  The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the tables plus any amounts that have been charged off on each loan.

Index

Troubled Debt Restructurings

Included in certain loan categories in the impaired loans table above are troubled debt restructurings (“TDRs”) that were classified as impaired.  The total balance of TDRs at September 30, 2013 was $15.8 million of which $11.0 million were included in the Company’s non-accrual loan totals at that date and $4.8 million represented loans performing as agreed according to the restructured terms. The total amount of TDRs at September 30, 2013 represents an increase of $3.8 million or 31.7% from the amount at December 31, 2012 of $12.0 million. The amount of the valuation allowance related to total TDRs was $2.6 million and $2.0 million as of September 30, 2013 and December 31, 2012 respectively.

The $11.0 million in nonaccrual TDRs as of September 30, 2013 is comprised of $651,000 in real estate construction loans, $5.4 million in 1-4 family real estate loans, $4.9 million in other real estate loans, and $80,000 in commercial loans.  The $4.8 million in TDRs which were performing as agreed under the restructured terms as of September 30, 2013 is comprised of $1.1 million in 1-4 family real estate loans, $3.1 million in other real estate loans and $642,000 in commercial loans.  The Company considers all loans classified as TDRs to be impaired.

The following tables present by class of loan, information related to loans modified in a TDR during the three and nine months ended September 30, 2013:

	Loans modified as TDR's
	For the three months ended
	September 30, 2013
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)
Real estate loans:
Construction	1	$45	$41
Secured by farmland	—	—	—
Secured by 1-4 family residential	6	2,300	1,986
Other real estate loans	3	701	676
Total real estate loans	10	3,046	2,703
Commercial loans	1	50	49
Consumer loans	—	—	—
Total	11	$3,096	$2,752

	Loans modified as TDR's
	For the nine months ended
	September 30, 2013
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)
Real estate loans:
Construction	2	$557	$514
Secured by farmland	—	—	—
Secured by 1-4 family residential	11	3,549	3,227
Other real estate loans	5	869	824
Total real estate loans	18	4,975	4,565
Commercial loans	2	517	515
Consumer loans	—	—	—
Total	20	$5,492	$5,080

During the three months ended September 30, 2013, the Company modified eleven loans that were considered to be TDRs and are summarized in the above table.  The interest rates were reduced on ten of the loans and maturity dates were extended on nine of the loans.

Index

During the nine months ended September 30, 2013, the Company modified twenty loans that were considered to be TDRs and are summarized in the above table.  The interest rates were reduced on fifteen of the loans and maturity dates were extended on fifteen of the loans.

During the nine months ended September 30, 2013, the Company identified ten loans with an aggregate recorded investment of $3.8 million as TDRs for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying these loans as TDRs, the Company evaluated them for impairment and determined, based on a current evaluation, that these loans required an allowance for loan losses balance of $1.1 million at September 30, 2013.

One loan modified as a TDR in the past twelve months subsequently defaulted (i.e., 90 days or more past due following a restructuring) during the nine months ended September 30, 2013. The recorded investment of this loan was $712,000 as is classified as a 1-4 family residential loan.

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

The Company recorded a provision for loan losses of $3,000 for the three months ended September 30, 2013, compared to a provision for loan losses of $635,000 for the three months ended September 30, 2012.  The Company recorded a recovery of loan losses of $1,000 for the nine months ended September 30, 2013, compared to a provision for loan losses of $2.2 million for the nine months ended September 30, 2012. Non-accruals as a percentage of total loans have decreased from 3.05% as of December 31, 2012 to 2.87% in the quarter ended September 30, 2013. The reserve for loan losses ratio decreased to 1.87% of portfolio loans at September 30, 2013 from 2.02% at December 31, 2012.

The following tables present a rollforward of the changes in the allowance for loan losses balance by class of loan, the balances in the allowance for loan losses and the recorded investment in loans by class of loan and, for the ending loan balances, based on impairment evaluation method as of September 30, 2013 and December 31, 2012.

Index

	September 30, 2013
			(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balances as of December 31, 2012	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Charge-offs	(194)	—	(783)	(97)	(38)	(28)	(1,140)
Recoveries	47	—	109	30	7	19	212
Provision (Recovery)	257	(26)	459	(434)	(277)	20	(1)
Balances as of September 30 2013	$1,368	$109	$6,061	$3,847	$1,790	$207	$13,382
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$508	$—	$2,904	$830	$285	$30	$4,557
Collectively evaluated for impairment	860	109	3,157	3,017	1,505	177	8,825
Total ending allowance balances	$1,368	$109	$6,061	$3,847	$1,790	$207	$13,382
Ending loan recorded investment balances:
Individually evaluated for impairment	$2,897	$—	$10,840	$9,342	$2,505	$30	$25,614
Collectively evaluated for impairment	34,258	11,504	259,146	251,753	120,780	13,051	690,492
Total ending loan balances	$37,155	$11,504	$269,986	$261,095	$123,285	$13,081	$716,106

	December 31, 2012
			(In Thousands)
	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balances at December 31, 2011	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Charge-offs	(2,152)	—	(893)	(760)	(394)	(72)	(4,271)
Recoveries	2	—	388	86	12	33	521
Provision	2,511	25	(684)	637	859	90	3,438
Balances at December 31, 2012	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Ending allowance balance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$166	$—	$2,724	$1,045	$338	$30	$4,303
Collectively evaluated for impairment	1,092	135	3,552	3,303	1,760	166	10,008
Total ending allowance balances	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Ending loan recorded investment balances:
Individually evaluated for impairment	$2,969	$—	$10,792	$10,640	$2,364	$30	$26,795
Collectively evaluated for impairment	47,249	11,876	249,828	244,290	116,209	13,230	682,682
Total ending loan balances	$50,218	$11,876	$260,620	$254,930	$118,573	$13,260	$709,477

Note 6.	Earnings Per Share

The following table shows the weighted average number of common shares used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock has no effect on income available to common shareholders.

Index

	Three months ended
	September 30, 2013		September 30, 2012
	Weighted Average Shares	Per share Amount	Weighted Average Shares	Per share Amount
Basic earnings per share	7,080,244	$0.23	7,036,536	$0.24
Effect of dilutive securities:
stock options and grants	37,964	—	15,324	—
Diluted earnings per share	7,118,208	$0.23	7,051,860	$0.24

	Nine months ended
	September 30, 2013		September 30, 2012
	Weighted Average Shares	Per share Amount	Weighted Average Shares	Per share Amount
Basic earnings per share	7,072,372	$0.71	7,026,663	$0.72
Effect of dilutive securities:
stock options and grants	32,777	—	9,987	$—
Diluted earnings per share	7,105,149	$0.71	7,036,650	$0.72

At September 30, 2013 and 2012, stock options, restricted grants and warrants representing approximately 6,000 and 33,000 shares, respectively, were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pay Middleburg Trust Company a monthly fee.  Middleburg Bank also pays interest to Middleburg Trust Company on deposit accounts with Middleburg Bank. As of September 30, 2013, Southern Trust Mortgage had no balances in interest bearing accounts with Middleburg Bank.  Southern Trust Mortgage has an outstanding line of credit of $5.0 million and a participation agreement of $75.0 million for which it pays interest to Middleburg Bank on any outstanding balance.  Middleburg Bank provides office space and data processing and accounting services to Southern Trust Mortgage for which it receives rental and fee income.  Transactions related to these relationships are eliminated to reach consolidated totals.

The following table presents segment information for the three months ended September 30, 2013 and 2012, respectively.

Index

	For the three months ended
	September 30, 2013
	Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$10,750	$4	$520	$(320)	$10,954
Trust and investment fee income	—	1,000	—	(37)	963
Other income	899	—	4,358	(92)	5,165
Total operating income	11,649	1,004	4,878	(449)	17,082
Expenses:
Interest expense	1,574	—	380	(320)	1,634
Salaries and employee benefits	4,183	393	3,174	—	7,750
Provision for loan losses	—	—	3	—	3
Other	4,240	223	1,221	(129)	5,555
Total operating expenses	9,997	616	4,778	(449)	14,942
Income before income taxes and non-controlling interest	1,652	388	100	—	2,140
Income tax expense	440	51	—	—	491
Net Income	1,212	337	100	—	1,649
Non-controlling interest in income of consolidated subsidiary	—	—	(38)	—	(38)
Net income attributable to Middleburg Financial Corporation	$1,212	$337	$62	$—	$1,611
Total assets	$1,202,151	$12,192	$52,281	$(51,297)	$1,215,327
Capital expenditures	$693	$5	$115	$—	$813
Goodwill and other intangibles	$—	$4,022	$1,867	$—	$5,889

	For the three months ended
	September 30, 2012
	Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$11,262	$2	$630	$(487)	$11,407
Trust and investment fee income	—	963	—	(35)	928
Other income	1,164	—	6,306	(80)	7,390
Total operating income	12,426	965	6,936	(602)	19,725
Expenses:
Interest expense	2,115	—	562	(487)	2,190
Salaries and employee benefits	3,912	358	3,006	—	7,276
Provision for (recovery of) loan losses	642	—	(7)	—	635
Other	5,221	232	1,222	(115)	6,560
Total operating expenses	11,890	590	4,783	(602)	16,661
Income before income taxes and non-controlling interest	536	375	2,153	—	3,064
Income tax expense	514	51	—	—	565
Net Income	22	324	2,153	—	2,499
Non-controlling interest in income of consolidated subsidiary	—	—	(785)	—	(785)
Net income attributable to Middleburg Financial Corporation	$22	$324	$1,368	$—	$1,714
Total assets	$1,209,455	$12,789	$104,919	$(91,202)	$1,235,961
Capital expenditures	$6	$—	$—	$—	$6
Goodwill and other intangibles	$—	$4,193	$1,867	$—	$6,060

Index

The following table presents segment information for the nine months ended September 30, 2013 and 2012, respectively.

	For the nine months ended
	September 30, 2013
	Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$32,742	$11	$1,398	$(993)	$33,158
Trust and investment fee income	—	3,052	—	(115)	2,937
Other income	3,363	—	13,161	(325)	16,199
Total operating income	36,105	3,063	14,559	(1,433)	52,294
Expenses:
Interest expense	4,956	—	1,099	(993)	5,062
Salaries and employee benefits	12,485	1,623	9,134	—	23,242
Provision for (recovery of) loan losses	(9)	—	8	—	(1)
Other	12,930	910	3,699	(440)	17,099
Total operating expenses	30,362	2,533	13,940	(1,433)	45,402
Income before income taxes and non-controlling interest	5,743	530	619	—	6,892
Income tax expense	1,403	225	—	—	1,628
Net Income	4,340	305	619	—	5,264
Non-controlling interest in income of consolidated subsidiary	—	—	(233)	—	(233)
Net income attributable to Middleburg Financial Corporation	$4,340	$305	$386	$—	$5,031
Total assets	$1,202,151	$12,192	$52,281	$(51,297)	$1,215,327
Capital expenditures	$1,144	$5	$124	$—	$1,273
Goodwill and other intangibles	$—	$4,022	$1,867	$—	$5,889

	For the nine months ended
	September 30, 2012
	Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
(In Thousands)
Revenues:
Interest income	$34,837	$7	$2,067	$(1,348)	$35,563
Trust and investment fee income	—	2,932	—	(104)	2,828
Other income	3,351	—	15,719	(425)	18,645
Total operating income	38,188	2,939	17,786	(1,877)	57,036
Expenses:
Interest expense	6,606	—	1,659	(1,348)	6,917
Salaries and employee benefits	11,585	1,438	9,116	—	22,139
Provision for loan losses	2,127	—	29	—	2,156
Other	13,267	874	4,712	(529)	18,324
Total operating expenses	33,585	2,312	15,516	(1,877)	49,536
Income before income taxes and non-controlling interest	4,603	627	2,270	—	7,500
Income tax expense	1,319	259	—	—	1,578
Net Income	3,284	368	2,270	—	5,922
Non-controlling interest in income of consolidated subsidiary	—	—	(856)	—	(856)
Net income attributable to Middleburg Financial Corporation	$3,284	$368	$1,414	$—	$5,066
Total assets	$1,209,455	$12,789	$104,919	$(91,202)	$1,235,961
Capital expenditures	$541	$—	$—	$—	$541
Goodwill and other intangibles	$—	$4,193	$1,867	$—	$6,060

Index

Note. 8 Capital Purchase Program

During 2009, the Company participated in the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 and issued 22,000 shares of preferred stock to the Treasury as well as a warrant (“the Warrant”) to purchase 208,202 shares of the Company’s common stock at an initial exercise price of $15.85 per share.  As a result of the completion of the Company’s public stock offering in August 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101.  On December 23, 2009, the Company redeemed all of the shares of preferred stock issued to the Treasury.   During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of September 30, 2013.

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

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level I). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level II). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified as Level III of the valuation hierarchy.

Loans Held for Sale

Loans held for sale are carried at market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data (Level II).  Gains and losses on the sale of loans are recorded within income from mortgage banking activities on the consolidated statements of income.

Derivatives

Derivatives are recorded at fair value on a recurring basis.  Third party vendors compile prices from various sources and may determine the fair value of identical or similar instruments by using pricing models that consider observable market data (Level II).

Index

Mortgage Servicing Rights

The Company obtains the fair value of mortgage servicing rights from an independent valuation service. The model used by the independent service to value mortgage servicing rights incorporates inputs and assumptions such as loan characteristics, contractually specified servicing fees, prepayment speeds, delinquency rates, late charges, escrow income, other ancillary revenue, costs to service and other economic factors. Fair value estimates from the model are adjusted for recent market activity, actual experience and, when available, other observable market data (Level II).

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	(In thousands)
	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$21,465	$—	$21,465	$—
Obligations of states and political subdivisions	76,104	—	76,104	—
Mortgage-backed securities:
Agency	161,055	—	161,055	—
Non-agency	18,123	—	18,123	—
Other asset-backed securities	36,237	—	36,237	—
Corporate preferred stock	73	—	73	—
Corporate securities	15,321	—	14,836	485
Mortgage interest rate locks	651	—	651	—
Loans held for sale	41,855	—	41,855	—
Interest rate swaps	167	—	167	—
Mortgage servicing rights	155	—	155	—
Liabilities:
Interest rate swaps	$326	$—	$326	$—
Mortgage banking hedge instruments	613	—	613	—

	December 31, 2012
	(In thousands)
	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$15,822	$—	$15,822	$—
Obligations of states and political subdivisions	78,300	—	78,300	—
Mortgage-backed securities:
Agency	166,943	—	166,943	—
Non-agency	15,579	—	15,579	—
Other asset-backed securities	34,642	—	34,642	—
Corporate preferred stock	62	—	62	—
Corporate securities	8,109	—	8,109	—
Loans held for sale	82,114	—	82,114	—
Mortgage interest rate locks	35	—	35	—
Interest rate swaps	80	—	80	—
Liabilities:
Interest rate swap	$541	$—	$541	$—
Mortgage banking hedge instruments	39	—	39	—

The following table presents quantitative information as of September 30, 2013 related to Level III fair value measurements for financial assets measured at fair value on a recurring basis:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs

Corporate Securities	$485	Third party trading desk	Prices heavily influenced by unobservable market inputs.

Index

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

The Company’s procedure to monitor the value of collateral for collateral-dependent impaired loans between the receipt of an original appraisal and an updated appraisal is to review tax assessment records when they change annually. At the time of any change in tax assessment, an appropriate adjustment is made to the appraised value. Information considered in a determination not to order an updated appraisal includes the availability and reliability of tax assessment records and any significant changes in capitalization rates for income properties since the original appraisal.  Other facts and circumstances on a case by case basis may be considered relative to a decision to order or not to order an updated appraisal.  If, in the judgment of management, a reliable collateral value estimate cannot be obtained by an alternative method, an updated appraisal would be obtained.

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

For the purpose of the evaluation of the adequacy of our allowance for loan losses, new appraisals are discounted approximately 10% for selling costs when determining the amount of the specific reserve.  Thereafter, for collateral-dependent impaired loans, we consider each loan on a case-by-case basis to determine whether or not the recorded values are appropriate given current market conditions.  When warranted, new appraisals are obtained.  If an appraisal is less than 12 months old, the only adjustment made to appraised values is the 10% discount for selling costs.  If an appraisal is older than 12 months, management will use judgment based on knowledge of current market values and specific facts surrounding any particular property to determine if an additional valuation adjustment may be necessary.

Index

For real estate secured impaired loans, if the Company does not have an adequate appraisal a new one is ordered to determine fair value.  An appraisal that would be considered adequate for real estate-secured loans is one that is less than 12 months or one that is more than 12 months old but alternative methods with which to monitor the collateral value exist, such as reference to frequently updated tax assessments.  Appraisals that would be considered inadequate for real estate secured loans include appraisals older than 12 months and with a property located in a jurisdiction that does not reassess property values on a regular basis, or with a property to which substantial changes have been made since the last assessment. If the loan is secured by assets other than real estate and an appraisal is neither available nor feasible, the loan is treated as unsecured.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Impaired loans	$8,305	$—	$3,691	$4,614

	December 31, 2012
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Impaired loans	$12,343	$—	$11,165	$1,178

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

For the purpose of OREO valuations, appraisals are discounted approximately 10% for selling and holding costs and it is the policy of the Company to obtain annual appraisals for properties held in OREO.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

	September 30, 2013
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$4,530	$—	$4,530	$—

	December 31, 2012
	(In thousands)
Description	Total	Level I	Level II	Level III
Assets:
Other real estate owned	$9,929	$—	$7,619	$2,310

Index

The following table presents quantitative information as of September 30, 2013 about Level III fair value measurements for financial assets measured at fair value on a non-recurring basis:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired Loans	$4,614	Market comparables	Discount applied to market comparables (1)	10% - 30% (21%)
(1) A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local markets.

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

Index

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  For all other deposits, the fair value is determined using the discounted cash flow method.  The discount rate used is equal to the rate currently offered on similar products.

Securities Sold Under Agreements to Repurchase and Short-Term Borrowings

The carrying amounts approximate fair values.

FHLB Borrowings, Long-Term Borrowings and Subordinated Notes

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2013 and December 31, 2012, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the table below.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company's financial instruments as of September 30, 2013 are as follows:

			September 30, 2013
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
	(In thousands)
Financial assets:
Cash and cash equivalents	$62,645	$62,645	$62,645	$—	$—
Securities	328,378	328,378	—	327,893	485
Loans held for sale	41,855	41,855	—	41,855	—
Net portfolio loans	702,724	716,046	—	3,691	712,355
Bank owned life insurance	16,851	16,851	—	16,851	—
Accrued interest receivable	3,924	3,924	—	3,924	—
Mortgage interest rate locks	651	651	—	651	—
Interest rate swaps	167	167	—	167	—
Mortgage servicing rights	155	155	—	155	—

Financial liabilities:
Deposits	$958,566	$961,035	$—	$961,035	$—
Securities sold under agreements to repurchase	35,005	35,005	—	35,005	—
Short-term borrowings	5,451	5,451	—	5,451	—
FHLB borrowings	85,000	85,862	—	85,862	—
Subordinated notes	5,155	5,207	—	5,207	—
Accrued interest payable	527	527	—	527	—
Interest rate swaps	326	326	—	312	—
Mortgage banking hedge instruments	613	613	—	613	—

Index

The estimated fair values, and related carrying amounts, of the Company's financial instruments at December 31, 2012 are as follows:

			December 31, 2012
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
	(In thousands)
Financial assets:
Cash and cash equivalents	$54,415	$54,415	$54,415	$—	$—
Securities	319,457	319,457	—	319,457	—
Loans held for sale	82,114	82,114	—	82,114	—
Net portfolio loans	695,166	716,358	—	1,178	715,180
Bank owned life insurance	16,484	16,484	—	16,484	—
Accrued interest receivable	3,974	3,974	—	3,974	—
Mortgage interest rate locks	35	35	—	35	—
Interest rate swaps	80	80	—	80	—

Financial liabilities:
Deposits	$981,900	$984,682	$—	$984,682	$—
Securities sold under agreements to repurchase	33,975	33,975	—	33,975	—
Short-term borrowings	11,873	11,873	—	11,873	—
FHLB borrowings	72,912	78,912	—	78,912	—
Subordinated notes	5,155	5,221	—	5,221	—
Accrued interest payable	654	654	—	654	—
Interest rate swaps	541	541	—	541	—
Mortgage banking hedge instruments	39	39	—	39	—

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

Note 11.     Accumulated Other Comprehensive Income

The following table presents information on changes in each component of accumulated other comprehensive income and the ending balances for the periods indicated:

	Accumulated Other Comprehensive Income (1)
	(in thousands)
	Net Unrealized Gains (Losses) on Securities	Derivatives	Total
Balance December 31, 2011	$4,133	$(207)	$3,926
Other comprehensive income (loss) before reclassifications	2,758	(122)	2,636
Amounts reclassified from accumulated other comprehensive income	(298)	—	(298)
Change during period	2,460	(122)	2,338
Balance September 30, 2012	$6,593	$(329)	$6,264

Balance December 31, 2012	$6,771	$(304)	$6,467
Other comprehensive income (loss) before reclassifications	(5,572)	200	(5,372)
Amounts reclassified from accumulated other comprehensive income	(262)	—	(262)
Change during period	(5,834)	200	(5,634)
Balance September 30, 2013	$937	$(104)	$833
(1) All amounts shown are net of applicable income taxes using an income tax rate of 34%.

The following tables present information related to reclassifications from accumulated other comprehensive income during the periods indicated.

Index

	Amount Reclassified from Accumulated Other Comprehensive Income
	(in thousands)
Details about Accumulated Other Comprehensive Income Components	For the three months ended September 30,		Affected Line Item in the Consolidated Statements of Income
	2013	2012
Securities available for sale (1):
Net securities gains reclassified into earnings	$(23)	$(164)	Gain on securities available for sale
Related income tax expense	8	56	Income tax expense
Net effect on accumulated other comprehensive income for the period	(15)	(108)	Net of tax

Total reclassifications for the period	$(15)	$(108)	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income
	(in thousands)
Details about Accumulated Other Comprehensive Income Components	For the nine months ended September 30,		Affected Line Item in the Consolidated Statements of Income
	2013	2012
Securities available for sale (1):
Net securities gains reclassified into earnings	$(397)	$(452)	Gain on securities available for sale
Related income tax expense	135	154	Income tax expense
Net effect on accumulated other comprehensive income for the period	(262)	(298)	Net of tax

Total reclassifications for the period	$(262)	$(298)	Net of tax
(1) For more information related to unrealized gains on securities available for sale, see Note 3, "Securities."

Index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at September 30, 2013 and results of operations of the Company for the three and nine months ended September 30, 2013 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2012 Form 10-K.  It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Net income attributable to Middleburg Financial Corporation for the three months ended September 30, 2013 decreased 6.0% to $1.6 million from $1.7 million over the same period in 2012. Earnings per fully diluted share for the three months ended September 30, 2013 was $0.23 per share compared to $0.24 per share for the same period in 2012.

Annualized return on total average assets for the three months ended September 30, 2013 was 0.52%, compared to 0.55% for the same period in 2012.  Annualized return on total average equity of Middleburg Financial Corporation for the three months ended September 30, 2013 was 5.71%, compared to 6.11% for the same period in 2012.

As a result of improving trends in non-accrual loans and improved risk ratings for several loans during the quarter, the Company recorded a loan loss provision of $3,000 for the three months ended September 30, 2013, compared to $635,000 for the three months ended September 30, 2012.  The reserve ratio decreased to 1.87% of portfolio loans at September 30, 2013 from 2.02% at December 31, 2012.  As of the end of the quarter, the coverage ratio for non-performing assets (allowance for loan losses balance divided by non-performing assets) increased to 43.9% of nonperforming assets from 37.9% at December 31, 2012.

Net interest income before provision for loan losses for the three months ended September 30, 2013 was $9.3 million compared to $9.2 million for the three months ended September 30, 2012.  Total non-interest income decreased to $6.1 million for the three

Index

months ended September 30, 2013 compared to $8.3 million for the three months ended September 30, 2012.  Total non-interest expense decreased approximately $531,000 to $13.3 million for the three months ended September 30, 2013 from $13.8 million for the same period in 2012.

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

Under the changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (Basel III Final Rule), the Company's subordinated notes will continue to be included in Tier 1 Capital until they mature, pursuant to a "grandfathering" provision that exempts the Company's trust preferred securities from the more stringent regulatory capital treatment contained in the Basel III Final Rule for trust preferred securities.  In addition to "grandfathering" certain previously outstanding trust preferred securities for bank holding companies with total assets less than $15 billion (as of December 31, 2009), the Basel III Final Rule introduces a new Common Equity Tier 1 Capital measure, increases the applicable minimum regulatory capital levels and certain prompt corrective action capital levels, establishes a capital conservation buffer and new risk weights for certain types of assets.  The Basel III Final Rule also permits a one-time Accumulated Other Comprehensive Income (“AOCI”) opt out for banking organizations not subject to advanced approaches rule (those with greater than $250 billion in assets).  Election must be made in the first call report filed by a banking organization after January 1, 2015, when it becomes subject to the final rule. The Basel III Final Rule is effective on January 1, 2015 for banking organizations not subject to the advanced approaches rules and has a transition period applicable to certain regulatory capital changes until January 1, 2019. The Company is not subject to the advanced approaches rules and plans on making the one-time AOCI opt-out election in the first quarter of 2015.

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

Index

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

Intangibles and Goodwill

The Company had approximately $5.9 million in intangible assets and goodwill at September 30, 2013, a decrease of $128,000 or 2.1% since December 31, 2012, which is attributable to regular amortization of intangible assets.

On April 1, 2002, the Company acquired Middleburg Investment Advisors for $6.0 million.  Approximately $5.9 million of the purchase price was allocated to intangible assets and goodwill.  In connection with this investment, a purchase price valuation was completed to determine the appropriate allocation to identified intangibles.  The valuation concluded that approximately 42% of the purchase price was related to the acquisition of customer relationships with an amortizable life of 15 years.  Another 19% of the purchase price was allocated to a non-compete agreement with an amortizable life of seven years.  The remainder of the purchase price has been allocated to goodwill.  On January 3, 2011, Middleburg Investment Advisors was merged into Middleburg Trust Company and its goodwill balance is reflected in the total goodwill balance reported for Middleburg Investment Group of $3.4 million.  The remaining balance of unamortized identified intangible assets related to the acquisition of Middleburg Investment Advisors is approximately $600,000. Approximately $1.0 million of the $5.9 million in total intangible assets and goodwill at September 30, 2013 was attributable directly to the Company’s investment in Middleburg Trust Company exclusive of the goodwill related to the former Middleburg Investment Advisors.  With the consolidation of Southern Trust Mortgage, the Company recognized $1.9 million in goodwill as part of its equity investment.

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

As of September 30, 2013, the Company recognized two consolidated subsidiaries as reporting units for the purpose of goodwill evaluation and reporting:  Southern Trust Mortgage (“STM”) and Middleburg Investment Group (“MIG”).   MIG is the parent company of Middleburg Trust Company and the former Middleburg Investment Advisors.  The following table shows the allocation of goodwill between the two reporting units and the percentage by which the fair value of each reporting unit as of December 31, 2012 (the most recent fair value evaluation date) exceeded the carrying value as of that date.  Management does not believe the estimated fair values have changed significantly from December 31, 2012 to September 30, 2013.

Index

	Allocation of Goodwill to Reporting Units
		(Dollars in Thousands)
	Carrying Value of Goodwill	(1) Carrying Value of Reporting Unit		(1) Estimated Fair Value of Reporting Unit	(1) Percentage by which Estimated Fair Value of Reporting Unit Exceeds Carrying Value
Reporting Unit	December 31, 2012	December 31, 2012		December 31, 2012
STM	$1,867	$7,880		$10,040	27.41%
MIG	3,422	6,244	(2)	9,167	46.81%
Total	$5,289	$14,124		$19,207	35.99%

(1)	Reported amounts reflect only Middleburg Financial Corporation shareholders' ownership interests. Estimated fair values are as of December 31, 2012.

(2)	Includes $728,000 of amortizing intangible assets at December 31, 2012.

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

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total assets for the Company were $1.2 billion at September 30, 2013, a decrease of $21.5 million or 1.7% compared to total assets at December 31, 2012.  Total average assets and total average liabilities remained relatively unchanged for the nine months ended September 30, 2013 compared to the the nine months ended September 30, 2012.  Total liabilities were $1.10 billion at September 30, 2013, compared to $1.12 billion at December 31, 2012.  Average shareholders’ equity increased 4.3% or $4.7 million over the same periods.

Loans

Total loans, including loans held for sale, at September 30, 2013 were $758.0 million, a decrease of $33.6 million from the December 31, 2012 amount of $791.6 million, primarily as a result of a decrease in loans held for sale.  Portfolio loans were $716.1 million at September 30, 2013, an increase of $6.6 million from the December 31, 2012 balance of $709.5 million. Loans held for sale were $41.9 million at September 30, 2013, compared to $82.1 million at December 31, 2012, a decrease of $40.3 million during the period.  Southern Trust Mortgage originated $590.4 million in loans for the nine months ended September 30, 2013, compared to $444.6 million for the nine months ended September 30, 2012.  The Company experienced a decrease in real estate construction loans, which were $37.2 million at September 30, 2013, compared to $50.2 million at December 31, 2012.  Real estate mortgage loans of $531.1 million at September 30, 2013 increased from the December 31, 2012 amount of $515.6 million.  Commercial loans, which are primarily loans to businesses, increased to $123.3 million at September 30, 2013, compared to $118.6 million at December 31, 2012.  Net charge-offs were $928,000 for the nine months ended September 30, 2013 versus $2.8 million for the same period in 2012.  The provision for loan losses for the three months ended September 30, 2013 was $3,000 compared to $635,000 for the same period in 2012. As a result of the decline in non-performing assets and charge-offs and improving credit quality trends, the Company recorded a negative loan loss provision of $1,000 for the nine months ended

Index

September 30, 2013 compared to a provision of $2.2 million for the same period in 2012. The allowance for loan losses at September 30, 2013 was $13.4 million or 1.87% of portfolio loans outstanding (excluding loans held for sale) compared to $14.3 million and 2.02% at December 31, 2012.

The following table presents information on the Company’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	September 30,	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Non-performing assets:
Non-accrual loans	$20,525	$21,664	$25,346	$29,386	$8,606
Restructured loans (1)	4,820	5,132	3,853	1,254	2,096
Accruing loans greater than 90 days past due	636	1,044	1,233	909	908
Total non-performing loans	$25,981	$27,840	$30,432	$31,549	$11,610
Foreclosed property	4,530	9,929	8,535	8,394	6,511
Total non-performing assets	$30,511	$37,769	$38,967	$39,943	$18,121

Allowance for loan losses	$13,382	$14,311	$14,623	$14,967	$9,185

Non-performing loans to period end portfolio loans	3.63%	3.92%	4.53%	4.79%	1.80%
Allowance for loan losses to non-performing loans	51.51%	51.40%	48.05%	47.44%	79.11%
Non-performing assets to period end assets	2.51%	3.05%	3.27%	3.62%	1.86%
(1) Amount reflects restructured loans that are performing as agreed to the restructured terms and are not included in non-accrual loans.

The Company utilizes the ratios included in the above table to evaluate the relative level of non-performing assets included in the Company’s balance sheet.  Changes in the ratios assist management in evaluating the overall adequacy of the allowance for loan losses and any reserve against other real estate owned.

Our accounting policy for foreclosed property does not include any allowance for loan loss amounts subsequent to the reclassification event which adjusts the loan balance to fair value when moved into foreclosed property.

The following table depicts the transactions, in summary form, that occurred to the allowance for loan losses in each period presented:

Index

Allowance for Loan Losses
	Nine Months Ended	Year Ended
	September 30, 2013	December 31, 2012
Balance, beginning of year	$14,311	$14,623
Provision for (recovery of) loan losses	(1)	3,438
Charge-offs:
Real estate construction	194	2,152
Real estate secured by 1-4 family residential	783	893
Other real estate loans	97	760
Commercial loans	38	394
Consumer loans	28	72
Total charge-offs	$1,140	$4,271
Recoveries:
Real estate construction	$47	$2
Real estate secured by 1-4 family residential	109	388
Other real estate loans	30	86
Commercial loans	7	12
Consumer loans	19	33
Total recoveries	$212	$521
Net charge-offs	928	3,750
Balance, end of period	$13,382	$14,311

Ratio of allowance for loan losses to portfolio loans outstanding at end of period	1.87%	2.02%
Annualized ratio of net charge-offs to average portfolio loans outstanding during the period	0.16%	0.54%
The following table shows the balance of the allowance for loan losses allocated to each major loan type and the percent of loans in each category to total loans as of September 30, 2013 and December 31, 2012:

Allocation of Allowance for Loan Losses
	September 30, 2013	Percent of loans in each category to total loans	December 31, 2012	Percent of loans in each category to total loans
Commercial, financial and agricultural	$1,790	17.2%	$2,233	18.4%
Real estate construction	1,368	5.2%	1,258	7.1%
Real estate mortgage	10,017	75.8%	10,624	72.7%
Consumer loans	207	1.8%	196	1.9%
Totals	$13,382	100.0%	$14,311	100.0%

Non-performing Loans

Non-performing loans were $26.0 million at September 30, 2013 compared to $27.8 million at December 31, 2012.

Non-accrual loans were $20.5 million at the end of the third quarter of 2013 compared to $21.7 million as of December 31, 2012, representing a decrease of 5.5% during the first nine months of 2013. The decrease was primarily attributable to non-accrual loans being charged-off or transferred to other real estate owned during the period.

Restructured Loans

Included in the "Non-performing Assets" table above are troubled debt restructurings (“TDRs”) that were classified as impaired.  The total balance of TDRs at September 30, 2013 was $15.8 million of which $11.0 million were included in the Company’s non-accrual loan totals at that date and $4.8 million represented loans performing as agreed according to the restructured terms. The total amount of TDRs at September 30, 2013 represents an increase of $3.8 million or 31.7% from the amount at December 31, 2012 of $12.0 million. The amount of the valuation allowance related to total TDRs was $2.6 million and $2.0 million as of September 30, 2013 and December 31, 2012 respectively.

The $11.0 million in non-accrual TDRs as of September 30, 2013 is comprised of $651,000 in real estate construction loans, $5.4 million in 1-4 family real estate loans, $4.9 million in other real estate loans, and $80,000 in commercial loans.  The $4.8 million in TDRs which were performing as agreed under restructured terms as of September 30, 2013 is comprised of $1.1 million in 1-4

Index

family real estate loans, $3.1 million in other real estate loans and $642,000 in commercial loans.  The Company considers all loans classified as TDRs to be impaired.

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

Other Real Estate Owned

Other real estate owned (OREO), net of valuation allowance, decreased by $5.4 million to $4.5 million at September 30, 2013 from $9.9 million at December 31, 2012.  The decrease was primarily due to the sale of several large OREO properties during the period. The change in balance is the net of foreclosed real estate loans  added to OREO, valuation adjustments and sales of OREO properties during the period.  During the nine months ended September 30, 2013, the Company received proceeds of $6.8 million from the sale of OREO properties and incurred a net loss of $747,000 on the sales. Valuation adjustments of $235,000 were recorded for properties held in OREO during the nine months ended September 30, 2013.

Securities

Securities, excluding Federal Reserve and Federal Home Loan Bank stock, were $328.4 million at September 30, 2013 compared to $319.5 million at December 31, 2012, an increase of $8.9 million or 2.8% during the period. The balance in interest-bearing deposits with other institutions increased to $53.2 million as of September 30, 2013 compared to $47.3 million at December 31, 2012.  The Company sold $12.7 million in securities, received proceeds of $70.5 million from maturities and principal payments, and purchased securities of $103.4 million for the nine months ended September 30, 2013.  No losses related to other-than-temporary impairments were recognized for the nine months ended September 30, 2013. For more information about the Company's securities available for sale, including a description of securities in an unrealized loss position at September 30, 2013 and December 31, 2012, see Note 3 to the consolidated financial statements filed with this Report.

The Company will continue to maintain its securities portfolio as a source of liquidity and collateral.  At September 30, 2013, the year-to-date tax equivalent yield on the securities portfolio was 3.02%.

Premises and Equipment

Net premises and equipment decreased by $122,000 from $20.6 million at December 31, 2012 to $20.5 million at September 30, 2013.  The decrease is the net of the change in accumulated depreciation and additions to premises and equipment during the period.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased by $128,000 in the first nine months of 2013 to $5.9 million at September 30, 2013 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment Advisors.

Other Assets

Other assets increased by $2.7 million to $41.8 million at September 30, 2013 when compared to December 31, 2012.  The other assets section of the balance sheet includes Bank Owned Life Insurance (BOLI), in the amount of $16.9 million and net deferred tax assets in the amount of $7.2 million at September 30, 2013.

Deposits

Deposits decreased by $23.3 million to $958.6 million at September 30, 2013 from $981.9 million at December 31, 2012.  Average deposits for the nine months ended September 30, 2013 increased 2.9% or $26.9 million compared to average deposits for the nine months ended September 30, 2012.  Average interest bearing deposits were $791.4 million for the nine months ended September 30, 2013 compared to $801.1 million for the nine months ended September 30, 2012, primarily due to increases in average balances of interest checking and money market savings accounts, partially offset by a decrease in balances of time deposits.

Index

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $29.65 million at September 30, 2013, $54.58 million as of December 31, 2012 and $56.43 million as of September 30, 2012 and is reflected in both the savings and interest bearing demand deposits and securities sold under agreements to repurchase amounts on the balance sheet. The primary reason for the declining balances is due to cash going back into the market as a result of a more favorable marketplace and increasing investor confidence.

Time deposits decreased by $19.5 million or 6.7% from December 31, 2012 to $272.5 million at September 30, 2013.  Time deposits include brokered certificates of deposit and CDARS deposits.  Securities sold under agreements to repurchase (“Repo Accounts”) increased by $1.0 million from $34.0 million at December 31, 2012 to $35.0 million at September 30, 2013.  The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients.  All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

Short-term Borrowings and FHLB Borrowings

The Company had no overnight advances from the Federal Home Loan Bank of Atlanta (“FHLB”) outstanding at September 30, 2013.  Southern Trust Mortgage has a line of credit with a regional bank that is primarily used to fund its loans held for sale.  At September 30, 2013, this line had an outstanding balance of $5.5 million compared to $11.9 million at December 31, 2012.  The interest rate on the line of credit is based on the 30-day London Inter-Bank Offered Rate (“LIBOR”).  Southern Trust Mortgage also has a $5.0 million line of credit and a $75.0 million participation agreement with Middleburg Bank.  The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company. FHLB term advances were $85.0 million at September 30, 2013 compared to $77.9 million at December 31, 2012.

Other Liabilities

Other liabilities increased by $2.1 million to $11.0 million at September 30, 2013, when compared to December 31, 2012. The primary component of this increase was Middleburg Bank's additional subscription in housing equity funds that provide future tax credits.

Non-controlling Interest in Consolidated Subsidiary

The Company, through Middleburg Bank owns 62.3% of the issued and outstanding membership interest units in Southern Trust Mortgage.  The remaining 37.7% of issued and outstanding membership interest units are owned by other partners.  The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.”  The non-controlling interest is reflected in total shareholders’ equity.  Southern Trust Mortgage also has preferred stock of $1.6 million issued and outstanding at September 30, 2013. As of September 30, 2013, the Company, through Middleburg Bank owned 83.5% of the issued and outstanding preferred stock in Southern Trust Mortgage.  The remaining 16.5% of issued and outstanding preferred stock is owned by other partners.  The preferred stock held by these other partners is reflected in other liabilities.

Capital

Total shareholders’ equity, including the non-controlling interest in Southern Trust Mortgage, was $115.2 million at September 30, 2013.  This amount represents a decrease of 1.7% from the December 31, 2012 amount of $117.1 million. Middleburg Financial Corporation’s shareholders’ equity, which excludes the non-controlling interest, was $112.4 million at September 30, 2013 compared to $113.9 million at December 31, 2012.  The book value of common stock was $15.86 per share at September 30, 2013 and $16.15 at December 31, 2012.  The primary reason for the decline in shareholder's equity and book value of common stock during the first nine months was a decline in accumulated other comprehensive income, resulting from unrealized losses in available for sale securities. The following table shows the Company’s risk-based capital ratios as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Total risk-based capital ratio	15.8%	15.3%
Tier 1 risk-based capital ratio	14.6%	14.0%
Tier 1 leverage ratio	9.4%	9.1%

Index

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities.

Net interest income for the three months ended September 30, 2013 was $9.3 million, which was relatively unchanged from the same period in 2012.  Total interest income for the three months ended September 30, 2013 was $11.0 million compared to $11.4 million for the three months ended September 30, 2012 representing a decrease of 4.0%.  Total interest expense was $1.6 million for the three months ended September 30, 2013 compared to $2.2 million for the same period in 2012 representing a decrease of 25.4%.  Average earning assets increased by $6.2 million to $1.2 billion for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  Average interest bearing liabilities decreased by $28.9 million or 3.1% to $911.3 million for the three months ended September 30, 2013 when compared to the same period in 2012.

Net interest income for the nine months ended September 30, 2013 was $28.1 million, compared to $28.6 million for the same period in 2012.  Total interest income for the nine months ended September 30, 2013 was $33.2 million compared to $35.6 million for the nine months ended September 30, 2012 representing a decrease of 6.8%.  Total interest expense was $5.1 million for the nine months ended September 30, 2013 compared to $6.9 million for the same period in 2012 representing a decrease of 26.8%.  Average earning assets increased by $14.7 million to $1.1 billion for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  Average interest bearing liabilities decreased by $11.0 million or 1.2% to $918.0 million for the nine months ended September 30, 2013 when compared to the same period in 2012.

Index

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated.  Non-accrual loans are included in the loan balances.

	Average Balances, Income and Expenses, Yields and Rates
	Three months ended September 30,
		2013			2012
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$266,197	$1,527	2.28%	$264,234	$1,583	2.38%
Tax-exempt (1)	64,678	970	5.95%	62,175	903	5.78%
Total securities	$330,875	$2,497	2.99%	$326,409	$2,486	3.03%
Loans
Taxable	$748,145	$8,738	4.63%	$760,442	$9,189	4.81%
Tax-exempt (1)	687	9	5.2%	—	—	—
Total loans (3)	$748,832	$8,747	4.63%	$760,442	$9,189	4.81%
Interest bearing deposits in other institutions	70,710	43	0.24%	69,802	39	0.22%
Total earning assets	$1,150,417	$11,287	3.89%	$1,156,653	$11,714	4.03%
Less: allowances for loan losses	(13,555)			(15,202)
Total non-earning assets	81,287			84,082
Total assets	$1,218,149			$1,225,533
Liabilities:
Interest-bearing deposits:
Checking	$314,504	$210	0.26%	$342,360	$299	0.35%
Regular savings	110,904	63	0.23%	105,716	79	0.30%
Money market savings	73,625	41	0.22%	66,859	50	0.30%
Time deposits:
$100,000 and over	136,730	388	1.13%	144,566	535	1.47%
Under $100,000	140,643	489	1.38%	159,693	765	1.91%
Total interest-bearing deposits	$776,406	$1,191	0.61%	$819,194	$1,728	0.84%
Short-term borrowings	7,217	59	3.24%	6,531	74	4.51%
Securities sold under agreements to repurchase	37,566	82	0.87%	34,805	83	0.95%
FHLB borrowings and subordinated notes	90,155	302	1.33%	79,697	305	1.52%
Total interest-bearing liabilities	$911,344	$1,634	0.71%	$940,227	$2,190	0.93%
Non-interest bearing liabilities
Demand Deposits	183,539			164,261
Other liabilities	8,467			6,600
Total liabilities	$1,103,350			$1,111,088
Non-controlling interest	2,766			2,920
Shareholders' equity	112,033			111,525
Total liabilities and shareholders' equity	$1,218,149			$1,225,533
Net interest income		$9,653			$9,524
Interest rate spread			3.18%			3.10%
Cost of Funds			0.59%			0.79%
Interest expense as a percent of average earning assets			0.56%			0.75%
Net interest margin			3.33%			3.28%

(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 365 day year for 2013 and a 366 day year for 2012.

(3)	Total average loans include loans on non-accrual status and loans held for sale.

Index

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated.  Non-accrual loans are included in the loan balances.

	Average Balances, Income and Expenses, Yields and Rates
	Nine months ended September 30,
		2013			2012
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets :
Securities:
Taxable	$266,847	$4,636	2.32%	$263,981	$5,111	2.59%
Tax-exempt (1)	67,097	2,904	5.79%	61,867	2,726	5.89%
Total securities	$333,944	$7,540	3.02%	$325,848	$7,837	3.21%
Loans:
Taxable	$754,621	$26,486	4.69%	$751,943	$28,565	5.07%
Tax-exempt (1)	687	27	5.25%	—	—	0.00%
Total loans (3)	$755,308	$26,513	4.69%	$751,943	$28,565	5.07%
Interest bearing deposits in other institutions	58,042	101	0.23%	54,772	88	0.21%
Total earning assets	$1,147,294	$34,154	3.98%	$1,132,563	$36,490	4.30%
Less: allowances for loan losses	(13,770)			(15,071)
Total non-earning assets	81,990			83,114
Total assets	$1,215,514			$1,200,606
Liabilities:
Interest-bearing deposits:
Checking	$322,344	$656	0.27%	$318,841	$1,017	0.43%
Regular savings	110,132	185	0.22%	105,816	290	0.37%
Money market savings	75,798	131	0.23%	60,373	156	0.35%
Time deposits:
$100,000 and over	141,048	1,327	1.26%	142,503	1,666	1.56%
Under $100,000	142,070	1,518	1.43%	173,559	2,338	1.80%
Total interest-bearing deposits	$791,392	$3,817	0.64%	$801,092	$5,467	0.91%
Short-term borrowings	4,005	106	3.54%	9,195	311	4.52%
Securities sold under agreements to repurchase	35,303	243	0.92%	33,737	250	0.99%
FHLB borrowings and subordinated notes	87,274	896	1.37%	84,965	889	1.40%
Total interest-bearing liabilities	$917,974	$5,062	0.74%	$928,989	$6,917	0.99%
Non-interest bearing liabilities
Demand Deposits	172,751			153,069
Other liabilities	7,691			6,557
Total liabilities	$1,098,416			$1,088,615
Non-controlling interest	2,882			2,504
Shareholders' equity	114,216			109,487
Total liabilities and shareholders' equity	$1,215,514			$1,200,606
Net interest income		$29,092			$29,573
Interest rate spread			3.24%			3.31%
Cost of Funds			0.62%			0.85%
Interest expense as a percent of average earning assets			0.59%			0.82%
Net interest margin			3.39%			3.49%

(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 365 day year for 2013 and a 366 day year for 2012.

(3)	Total average loans include loans on non-accrual status and loans held for sale.

Index

For the three months ended September 30, 2013, interest and fees from loans was $8.7 million compared to $9.2 million for the three months ended September 30, 2012. The tax equivalent weighted average yield of loans decreased 18 basis points from 4.81% for the three months ended September 30, 2012 to 4.63% for the three months ended September 30, 2013.

For the nine months ended September 30, 2013, interest and fees from loans was $26.5 million compared to $28.6 million for the nine months ended September 30, 2012. The tax equivalent weighted average yield of loans decreased 38 basis points from 5.07% for the nine months ended September 30, 2012 to 4.69% for the nine months ended September 30, 2013.

For the nine months ended September 30, 2013, interest income from the securities portfolio and invested liquid funds decreased by $344,000 to $6.7 million compared to the same period in 2012.  The tax equivalent yield on securities for the nine months ended September 30, 2013 decreased 19 basis points to 3.02% compared to 3.21% for the nine months ended September 30, 2012.

Interest expense on deposits was $1.6 million for the three months ended September 30, 2013. Interest expense on deposits for the three months ended September 30, 2013, decreased by $556,000 or 25.4% compared to the same period in 2012. For the three months ended September 30, 2013, average deposits decreased by $23.5 million to $959.9 million compared to the same period in 2012. The deposit portfolio included 71.6% in demand and savings deposits, and 28.4% in time deposits at September 30, 2013.  At December 31, 2012, the deposit portfolio included 70.3% in demand and savings deposits, and 29.7% in time deposits.

Interest expense on deposits was $5.1 million for the nine months ended September 30, 2013. Interest expense on deposits for the nine months ended September 30, 2013, decreased by $1.9 million or 26.8% compared to the same period in 2012. For the nine months ended September 30, 2013, average deposits increased by $10.0 million to $964.1 million compared to the same period in 2012.

Interest expense for securities sold under agreements to repurchase decreased to $82,000 for the three months ended September 30, 2013 from $83,000 for the three months ended September 30, 2012.  Interest expense related to short-term borrowings decreased by $15,000 compared to the three months ended September 30, 2012. Interest expense related to FHLB borrowings and other debt decreased by $2,000 from $305,000 for the three months ended September 30, 2012 to $303,000 for the three months ended September 30, 2013.

Interest expense for securities sold under agreements to repurchase decreased to $243,000 for the nine months ended September 30, 2013 from $250,000 for the nine months ended September 30, 2012.  Interest expense related to short-term borrowings decreased by $205,000 compared to the nine months ended September 30, 2012. Interest expense related to FHLB borrowings and other debt increased by $7,000 from $889,000 for the nine months ended September 30, 2012 to $896,000 for the nine months ended September 30, 2013.

Average balances in interest checking, regular savings and money market accounts decreased by $15.9 million when comparing the three months ended September 30, 2013 to the same period in 2012.  The average balance of certificates of deposits decreased by $26.9 million when comparing the three months ended September 30, 2013 to the three months ended September 30, 2012. The weighted average cost of the Company’s interest bearing deposits was 0.61% for the three months ended September 30, 2013 compared to 0.84% for the three months ended September 30, 2012, resulting in a decrease of 23 basis points.

Average balances in interest checking, regular savings and money market accounts increased by $23.2 million when comparing the nine months ended September 30, 2013 to the same period in 2012.  The average balance of certificates of deposits decreased by $32.9 million when comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012. The weighted average cost of the Company’s interest bearing deposits was 0.64% for the nine months ended September 30, 2013 compared to 0.91% for the nine months ended September 30, 2012, resulting in a decrease of 27 basis points.

The net interest margin, on a tax equivalent basis, was 3.33% for the three months ended September 30, 2013 compared to 3.28% for the three month period ended September 30, 2012.  The average yield on earning assets was 3.89% for the quarter ended September 30, 2013 compared to 4.03% for the quarter ended September 30, 2012, representing a decrease of 14 basis points. The decline in net interest margin for the quarter ended September30, 2013 compared to the previous quarter was principally due to a reduction in interest income from loans during the quarter.

The net interest margin, on a tax equivalent basis, was 3.39% for the nine months ended September 30, 2013 compared to 3.49% for the nine month period ended September 30, 2012.  The average yield on earning assets was 3.98% for the nine months ended September 30, 2013 compared to 4.30% for the same period ended September 30, 2012, representing a decrease of 32 basis points. The decline in net interest margin for the nine months ended September 30, 2013 compared to the previous quarter was principally due to a reduction in interest income during the period.

Index

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

Reconciliation of Net Interest Income to
Tax Equivalent Net Interest Income

	For the three months ended September 30,
Earnings Per Share	2013	2012
GAAP measures:	(in thousands)
Interest Income – Loans	$8,744	$9,189
Interest Income - Investments & Other	2,210	2,218
Interest Expense – Deposits	1,190	1,728
Interest Expense - Other Borrowings	444	462
Total Net Interest Income	$9,320	$9,217
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities and Loans	333	307
Total Tax Benefit Realized on Non-Taxable Interest Income	$333	$307
Total Tax Equivalent Net Interest Income	$9,653	$9,524

	For the nine months ended September 30,
Earnings Per Share	2013	2012
GAAP measures:	(in thousands)
Interest Income – Loans	$26,504	$28,565
Interest Income - Investments & Other	6,654	6,998
Interest Expense – Deposits	3,817	5,467
Interest Expense - Other Borrowings	1,245	1,450
Total Net Interest Income	$28,096	$28,646
NON-GAAP measures:
Tax Benefit Realized on Non-Taxable Interest Income - Municipal Securities and Loans	996	927
Total Tax Benefit Realized on Non-Taxable Interest Income	$996	$927
	$29,092	$29,573

Non-interest Income

Non-interest income includes, among other items, income from the Company’s 62.3% ownership interest in Southern Trust Mortgage, LLC. Other income also includes fees generated by the retail banking and investment services departments of the Bank and by Middleburg Trust Company.

The following table presents dollar and percentage changes in components of non-interest income for the three and nine month periods ended September 30, 2013 and September 30, 2012:

Index

Non-Interest Income
(in thousands)

	For the three months ended
	September 30,	September 30,	Dollar	Percent
	2013	2012	Change	Change

Service charges on deposit accounts	$590	$557	$33	5.9%
Trust service income	963	928	35	3.8%
Gains on loans held for sale	4,162	6,161	(1,999)	(32.4)%
Net gains on securities available for sale	23	164	(141)	(86.0)%
Commissions on investment sales	159	117	42	35.9%
Fees on mortgages held for sale	28	37	(9)	(24.3)%
Bank owned life insurance	125	118	7	5.9%
Other operating income	78	236	(158)	(66.9)%
Total non-interest income	$6,128	$8,318	$(2,190)	(26.3)%

	For the nine months ended
	September 30,	September 30,	Dollar	Percent
	2013	2012	Change	Change

Service charges on deposit accounts	$1,699	$1,625	$74	4.6%
Trust service income	2,937	2,828	109	3.9%
Gains on loans held for sale	12,538	15,088	(2,550)	(16.9)%
Net gains on securities available for sale	397	452	(55)	(12.2)%
Commissions on investment sales	363	389	(26)	(6.7)%
Fees on mortgages held for sale	103	143	(40)	(28.0)%
Bank owned life insurance	367	363	4	1.1%
Other operating income	732	585	147	25.1%
Total non-interest income	$19,136	$21,473	$(2,337)	(10.9)%

Non-interest income decreased by 26.3% and 10.9% compared to the three and nine month periods ended September 30, 2012. The primary component of non-interest income was gains on mortgage loan sales, which decreased by 32.4% and 16.9% when compared to the three and nine month periods ended September 30, 2012. The decline in gains on mortgage loan sales was due to the decline in origination volume both in the purchase and refinance segments of the mortgage industry. Gains on mortgage loan sales included in the accompanying statements of income are presented net of originator commissions incurred to originate the loans.

Southern Trust Mortgage originated $189.48 million in mortgage loans during the quarter ended September 30, 2013 compared to $251.10 million during the quarter ended September 30, 2012, a decrease of 24.6%. Southern Trust Mortgage originated $590.4 million in mortgage loans during the nine months ended September 30, 2013 compared to $444.6 million during the nine months ended September 30, 2012, an increase of 32.8%. Management has taken measures to reduce overhead in order to align expenses with the decline in loan originations and revenue from mortgage sales. These measures include an approximate 10% reduction in headcount and planned reductions in salary expenses throughout the mortgage company.

Total revenue generated by our wealth management group, Middleburg Investment Group (“MIG”) was $1.12 million for the quarter ended September 30, 2013, an increase of 6.67% from $1.05 million for the quarter ended September 30, 2012. Total revenue generated by our wealth management group, MIG, was $3.3 million for the nine month period ended September 30, 2013, an increase of 2.6% from $3.2 million for the nine month period ended September 30, 2012. Middleburg Investment Group is comprised of Middleburg Trust Company, a wholly owned subsidiary of the Company and Middleburg Investment Services, which is a division of Middleburg Bank. Fee income is based primarily upon the market value of the accounts under administration. Total consolidated assets under administration by MIG were $1.50 billion at September 30, 2013 and $1.47 billion at September 30, 2012.

Net gains on securities available for sale were $23,000 and $397,000 during the quarter and nine month period ended September 30, 2013 compared to gains of $164,000 and $452,000 during the quarter ended and nine month period ended September 30, 2012.
In connection with the preparation of the financial statements included in this Form 10-Q, the Company concluded that there were no securities with other-than-temporary impairment within its portfolio as of September 30, 2013.

Index

Other operating income was $78,000 during the quarter ended September 30, 2013 compared to $236,000 during the quarter ended September 30, 2012. Other operating income was $732,000 during the nine month period ended September 30, 2013 compared to $585,000 during the nine month period ended September 30, 2012. The primary reason for the decrease in other operating income during the third quarter 2013 was due to a non-recurring loss recorded in other income related to the disposition of property held for a potential branch location. The primary reason for the increase in other operating income during the nine month period was related to a one time adjustment to fair market value of certain mortgage loans. Other operating income includes credit card fees, data processing fees and other miscellaneous income during the reporting period.

Non-interest Expense

The following table presents dollar and percentage changes in components of non-interest expense for the three and nine month periods ended September 30, 2013 and September 30, 2012:

Non-Interest Expense
(in thousands)

	For the three months ended
	September 30,	September 30,	Dollar	Percent
	2013	2012	Change	Change

Salaries and employee benefits	$7,750	$7,276	$474	6.5%
Net occupancy and equipment expense	1,820	1,732	88	5.1%
Advertising	318	652	(334)	(51.2)%
Computer operations	456	322	134	41.6%
Other real estate owned	416	1,506	(1,090)	(72.4)%
Other taxes	186	203	(17)	(8.4)%
Federal deposit insurance expense	149	262	(113)	(43.1)%
Other operating expenses	2,210	1,883	327	17.4%
Total non-interest expense	$13,305	$13,836	$(531)	(3.8)%

	For the nine months ended
	September 30,	September 30,	Dollar	Percent
	2013	2012	Change	Change

Salaries and employee benefits	$23,242	$22,139	$1,103	5.0%
Net occupancy and equipment expense	5,412	5,265	147	2.8%
Advertising	1,021	1,399	(378)	(27.0)%
Computer operations	1,375	1,101	274	24.9%
Other real estate owned	1,377	2,666	(1,289)	(48.3)%
Other taxes	565	611	(46)	(7.5)%
Federal deposit insurance expense	683	781	(98)	(12.5)%
Other operating expenses	6,666	6,501	165	2.5%
Total non-interest expense	$40,341	$40,463	$(122)	(0.3)%

Total non-interest expense in the third quarter of 2013 decreased by $531,000 or 3.84% compared to the quarter ended September 30, 2012 and remained relatively unchanged for the nine month periods ended September 30, 2013 and September 30, 2012.

The increase in salaries and employee benefit expenses of 6.51% for the three month period and 4.98% for the nine month period was the result of an increase in full-time equivalent employees from 363 as of September 30, 2012 to 386 as of September 30, 2013, primarily the result of increased staffing related to the opening of the Richmond financial service center.
Expenses related to Other Real Estate Owned (OREO) decreased by $1.10 million compared to the quarter ended September 30, 2012 and decreased by $1.3 million when comparing the nine month periods September 30, 2013 to September 30, 2012. The decreases in expenses were primarily due to decreases in legal expenses related to foreclosure and losses on the sales of these assets. Changes in the level of OREO related expenses are determined by the volume of OREO properties recorded during the

Index

reporting periods, valuation allowances associated with the fair market value of the properties, the condition and maintenance of the properties and losses incurred on the sale of properties.

Advertising expenses declined $334,000 or 51.2% from the quarter ended September 30, 2012 and declined 27.0% for the nine month period ended September 30, 2013 compared to the same period in 2012. Advertising expenses are cyclical and are impacted by product offerings and promotions, new financial service center locations and community outreach. The primary reasons for lower advertising expenses during the three and nine month periods ended September 30, 2013 were due to the increased advertising expenses in 2012 related to the Bank's entrance into the Richmond market.

Computer operations expenses increased 41.6% from the quarter ended September 30, 2012 and increased 24.9% for the nine month period ended September 30, 2013 compared to the same period of 2012. The primary reasons for the increase in expenses for the three and nine month periods ended were due to the higher costs related to computer maintenance, additional expenses related to a new anti-money laundering monitoring and tracking software added in 2013, and continued increases in expenses related to our on-line banking products.

Federal deposit insurance expenses decreased 43.1% and 12.5% from the quarter and nine month periods ended September 30, 2012, respectively. The primary reason for decreased expenses in this category was related to the refund of the Bank's unused prepaid FDIC insurance premium based on the reduction of factors used in the determination of this assessment. This refund decreased related expenses proportionately.

Other operating expenses increased $327,000 or 17.4% compared to the quarter ended September 30, 2012 and $165,000 or 2.5% compared to the nine month period ended September 30, 2012. The increase in other operating expenses, when comparing quarter end September 30, 2013 to September 30, 2012, was primarily related to an increase in recruiting expenses for senior level positions, an increase in the Bank's accrual for unfunded commitments, and normal client related losses.

The Company’s efficiency ratio was 81.19% for the third quarter of 2013, compared to an efficiency ratio of 69.27% for the third quarter of 2012. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. The Company calculates its efficiency ratio by dividing non-interest expense (adjusted for amortization of intangibles, other real estate expenses, and non-recurring one-time charges) by the sum of tax equivalent net interest income and non-interest income excluding gains and losses on the investment portfolio. The tax rate utilized in calculating tax equivalent amounts is 34%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2013 was $13.4 million, or 1.87% of total portfolio loans, compared to $14.3 million, or 2.02% of total portfolio loans at December 31, 2012.  The Company recorded a loan loss provision of $3,000 for the three months ended September 30, 2013, compared to a provision for loan losses of $635,000 for the three months ended September 30, 2012.  Non-accruals as a percentage of total loans have decreased from 3.28% in the period ended September 30, 2012 to 2.87% in the period ended September 30, 2013.   There were $636,000 in loans past due 90 days or more and still accruing at September 30, 2013, compared to $1.0 million at December 31, 2012.  Non-performing loans were $26.0 million at September 30, 2013, compared to $27.8 million at December 31, 2012.  Management believes that the allowance for loan losses was adequate to cover credit losses inherent in the loan portfolio at September 30, 2013.  Loans classified as loss, doubtful, substandard and special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.  Approximately $2.6 million has been included in the allowance for loan losses related to total restructured loans.

Capital Resources

Total shareholders’ equity at September 30, 2013 and December 31, 2012 was $115.2 million and $117.1 million, respectively.  Total common shares outstanding at September 30, 2013 were 7,089,091.

At September 30, 2013, the Company’s Tier 1 and total risk-based capital ratios were 14.6% and 15.8%, respectively, compared to 14.1% and 15.4% at December 31, 2012.  The Company’s leverage ratio was 9.4% at September 30, 2013 compared to 9.1% at December 31, 2012.  The Company’s capital structure places it above the well capitalized regulatory guidelines, which enables it to take advantage of business opportunities and indicates it has the resources to protect against risk inherent in its business.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  The Company maintains federal funds lines with large regional and money-center banking institutions.  These available lines totaled $24.0 million, none of which were outstanding at September 30, 2013.  At September 30, 2013 and December 31, 2012, the Company had $35.0 million and $34.0 million, respectively, of outstanding borrowings pursuant to repurchase agreements.

The Company has a credit line at the Federal Home Loan Bank of Atlanta with a remaining borrowing capacity of $78.1 million as of September 30, 2013.  This line may be utilized for short and/or long-term borrowing.  The Company utilized the credit line for both overnight and long-term funding throughout the first nine months of 2013.  Southern Trust Mortgage has a revolving line of credit with a regional bank having a credit limit of $24.0 million.  This line is primarily used to fund its loans held for sale. Middleburg Bank guarantees up to $10 million of borrowings on this line. At September 30, 2013, the line had an outstanding balance of $5.5 million and is included in total short-term borrowings on the Company’s balance sheet.

At September 30, 2013, cash, interest bearing deposits with financial institutions, federal funds sold, short-term investments, loans held for sale and securities available for sale were 44.9% of total deposits.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments to extend credit (excluding standby letters of credit) increased $26.5 million to $104.8 million at September 30, 2013 compared to $78.3 million at December 31, 2012.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent expected future cash flows.  Standby letters of credit were $2.7 million at September 30, 2013 representing a decrease of $744,000 from December 31, 2012.

Contractual obligations, representing FHLB advance obligations, operating leases, and capital notes, increased $2.9 million to $118.9 million at September 30, 2013 compared to $116.0 million at December 31, 2012.   These results do not include changes in certificates of deposit and short-term borrowings.   Additional information on commitments to extend credit, standby letters of credit and contractual obligations is included in the Company’s 2012 Form 10-K.

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

Index

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  The results of the simulation are dependent upon assumptions and parameters within the model used which change from time to time based on historical interest rate relationships, current market conditions, and anticipated future market conditions.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also employs additional tools to monitor potential longer-term interest rate risk.  The model prepared for September 30, 2013 did not include the assets and liabilities of Southern Trust Mortgage.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet excluding the assets of Southern Trust Mortgage.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  A parallel shift in rates over a 12-month period is assumed.  The following table reflects the Company’s net interest income sensitivity analysis as of September 30, 2013 and December 31, 2012.

	Estimated Net Interest Income Sensitivity
Rate Change	As of September 30, 2013	As of December 31, 2012
+ 200 bp	0.2%	0.4%
- 200 bp	(11.5)%	(11.1)%

At September 30, 2013, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points, net interest income could increase by 0.2% on average over the next 12 months.  For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 11.50% on average over the next 12 months.  While these numbers are subjective based upon the assumptions and parameters used within the model, management believes the balance sheet is properly structured to minimize interest rate risk in the future.

Based upon a September 30, 2013 simulation, the Company could expect an average positive impact to net interest income of $26,000 over the next 12 months if rates rise 200 basis points.  If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $4.2 million over the next 12 months.

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest

Index

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

Index

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION
(Registrant)

Date:	November 8, 2013	/s/ Gary R. Shook
Gary R. Shook
President & Chief Executive Officer

Date:	November 8, 2013	/s/ Raj Mehra
Raj Mehra
Executive Vice President
& Chief Financial Officer

Index

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.