Form 10-K
period 2013-12-31
MIDDLEBURG FINANCIAL CORP
filed 2014-03-14
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013
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
 None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section  15(d) of the Act.  Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $137,679,993
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  7,076,145 shares of Common Stock as of February 28, 2014
DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders – Part III

PART I

ITEM 1.	BUSINESS

General

Middleburg Financial Corporation (the “Company”) is a bank holding company that was incorporated under Virginia law in 1993.  The Company conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc., both of which are chartered under Virginia law.  The Company has one other wholly owned subsidiary, MFC Capital Trust II, which is a Delaware Business Trust that the Company formed in connection with the issuance of trust preferred debt in December 2003. This trust is an unconsolidated subsidiary of the Company and its principal assets are $5.2 million of the Company's subordinated debt securities (referred to herein as "subordinated debt") that are reported as liabilities of the Company. The Bank has the following subsidiaries, all incorporated under the laws of the Commonwealth of Virginia:

•
Middleburg Bank has one wholly owned subsidiary, Middleburg Bank Service Corporation, who is a partner in two limited liability companies, Bankers Title Shenandoah, LLC, which sells title insurance through its members, and Bankers Insurance, LLC, which acts as a broker for insurance sales for its member banks.

•
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

The Company operates in a decentralized manner in three principal business activities: (1) commercial and retail banking services through Middleburg Bank, (2) wealth management services through Middleburg Investment Group, Inc. and (3) mortgage banking services through Southern Trust Mortgage. The following general business discussion focuses on the activities within each of these segments. Refer to Note 22 "Segment Reporting", included in the Company's consolidated financial statements for additional discussion.

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pays Middleburg Trust Company a monthly fee.  Middleburg Bank also pays interest to Middleburg Trust Company and Southern Trust Mortgage on deposit accounts they have with Middleburg Bank.  Southern Trust Mortgage has an outstanding line of credit for which it pays interest to Middleburg Bank.  Middleburg Bank provides office space and data processing services to Southern Trust Mortgage for which it receives rental and fee income.  Middleburg Trust Company pays the Company a management fee each month for accounting and other services provided.  Transactions related to these relationships are eliminated to reach consolidated totals.

Commercial and Retail Banking Services

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

Loudoun, Fairfax, Fauquier and western Prince William counties are located in northwestern Virginia and included in the Washington-Baltimore metropolitan statistical area.    The local economy of these counties is driven by service industries, including but not limited to, professional and technical services requiring a high skill level; federal, state and local government; construction; agriculture and retail trade. According to the latest available U.S. Census Bureau data, the estimated population in these counties was:

•	Loudoun County - 312,311

•	Fairfax County - 1,081,726

•	Fauquier County - 65,203

•	Prince William County - 402,002

The Town of Williamsburg is located in the Tidewater region of Virginia and has an estimated population of 14,068 according to U.S. Census Bureau, while the surrounding area (James City County) has an estimated population of 67,009.

The City of Richmond has an estimated population of 204,214 according to the U.S. Census Bureau while the Richmond metropolitan statistical area has a population of 1,258,251.

Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. At December 31, 2013, assets of the commercial and retail banking segment totaled $1.2 billion. For the year ended December 31, 2013, the net income for this segment totaled $5.7 million.

Wealth Management Services

Middleburg Investment Group is a non-bank holding company that was formed in 2005.  It has one wholly-owned subsidiary, Middleburg Trust Company.

Middleburg Trust Company is chartered under Virginia law and opened for business in January 1994.  Its main office is located at 821 East Main Street, Richmond, Virginia, 23219.  Middleburg Trust Company serves primarily the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan.  Richmond is the capital of the Commonwealth of Virginia.  In 2008, Middleburg Trust Company opened an office in Williamsburg, Virginia. Middleburg Trust Company also serves the counties of Fairfax, Fauquier and Loudoun with staff available in several of Middleburg Bank's financial service centers.

Revenue from the wealth management activities is comprised mostly of fees based upon the market value of the accounts under administration as well as commissions on investment transactions. The wealth management services are conducted by Middleburg Trust Company. At December 31, 2013, assets of the wealth management services segment totaled $5.9 million. For the year ended December 31, 2013, the net income for this segment totaled $448,000.

Mortgage Banking Services

Mortgage banking activities are conducted through Southern Trust Mortgage. The Bank also purchases loans from Southern Trust Mortgage. Southern Trust Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA), and home equity loans. A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans is non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. Revenues from mortgage banking operations consist principally of gains on sales of loans to investors in the secondary mortgage market, loan origination fee income and interest earned on mortgage loans held for sale. At December 31, 2013, assets of the mortgage banking segment totaled $41.7 million. For the year ended December 31, 2013, net income for this segment totaled $14,000.

Products and Services

The Company, through its subsidiaries, offers a wide range of banking, fiduciary and investment management services to both individuals and small businesses.  Middleburg Bank’s services include various types of checking and savings deposit accounts, and the origination of business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans.  Also, Middleburg Bank offers ATMs at 12 facilities and at two off-site locations.  Additional banking services available to the Company’s clients include, but are not limited to, Internet banking, travelers’ checks, safe deposit rentals, notary public and wire services.  Southern Trust Mortgage offers mortgage banking services to residential borrowers in five states within the southeastern United States.  Southern Trust Mortgage operates as Middleburg Mortgage within all of the Company’s financial service centers to provide mortgage banking services for the Company’s clients.

Middleburg Investment Group offers wealth management services through Middleburg Trust Company and through the investment services department of Middleburg Bank.  Middleburg Trust Company provides a variety of investment management and fiduciary services including trust and estate settlement.  Middleburg Trust Company can also serve as escrow agent, attorney-in-fact, and guardian of property or trustee of Individual Retirement Accounts (IRA).  Middleburg Investment Services provides investment brokerage services for the Company’s clients.

Employees

As of December 31, 2013, the Company and its subsidiaries had a total of 352 full time equivalent employees, including 167  employees at Southern Trust Mortgage.  The Company considers relations with its employees to be excellent.  The Company’s employees are not represented by a collective bargaining unit.

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

Competition

The Company’s commercial and retail banking segment faces significant competition for both loans and deposits.  Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders.  Its most direct competition for deposits has historically come from commercial banks, credit unions, savings banks, savings and loan associations and other financial institutions. Based upon total deposits at June 30, 2013, as reported to the Federal Deposit Insurance Corporation (the “FDIC”), the Company had:

•	15.81% of the nearly $4.9 billion in deposits in Loudoun County.

•	1.58% of the $3.5 billion in deposits in the Reston market.

•	5.64% of the $1.3 billion in deposits in Fauquier County.

•	3.32% of the $949 million in deposits in James City County.

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

Lending Activities

Credit Policies

The principal risk associated with each of the categories of loans in Middleburg Bank’s portfolio is the creditworthiness of its borrowers, which can vary depending on prevailing economic conditions, market employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness.

In an effort to manage risk, Middleburg Bank has written policies and procedures, which include approval limits assigned to individual loan officers based on their position and level of experience. Middleburg Bank also utilizes an outside third party loan review process that includes regular portfolio reviews to establish loss exposure and to ascertain compliance with Middleburg Bank’s loan policy.

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

Construction Lending

The Company originates local construction loans, primarily residential, and land acquisition and development loans.  The construction loans are primarily secured by residential houses under construction and the underlying land for which the loan was obtained.  The average life of a construction loan is approximately 12 months and will reprice monthly to meet the market, typically the prime interest rate plus one percent.  Because the interest rate charged on these loans floats with the market, this helps the Company in managing its interest rate risk.  Construction lending entails significant additional risks, compared with residential mortgage lending.  Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attributable to loan funds being advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction.  Thus, it is more difficult to evaluate accurately funds required to complete a project and related loan-to-value ratios.  To mitigate the risks associated with construction lending, the Company generally limits loan amounts to 75% to 85% of appraised value, in addition to analyzing the creditworthiness of its borrowers.  The Company also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrowing entity’s principal owners.

Commercial Business Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields.  To manage these risks, the Company generally obtains appropriate collateral and personal guarantees from the borrowing entity’s principal owners and monitors the financial condition of its business borrowers.  Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself.  Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in the Company's market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches.

In its underwriting of commercial real estate, the Company may lend, in accordance with internal policy, up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending.  Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy. The Company's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation.  The Company also evaluates the location of the security property and typically requires personal guarantees or endorsements of the borrowing entity’s principal owners.

1 - 4 Family Residential Real Estate Lending

Residential lending activity may be generated by loan originator solicitation, referrals by real estate professionals, existing or new clients and purchases of whole loans from Southern Trust Mortgage.  As part of the loan application process, information is gathered concerning income, employment and credit history of the applicant.  Loan originations are underwritten using Middleburg Bank’s underwriting guidelines.  Security for the majority of residential lending is in the form of owner occupied 1-4 family dwellings. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Company's Board of Directors. In connection with residential real estate loans, the Company requires title insurance, hazard insurance and if required, flood insurance.  Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction.

Consumer Lending

The Company offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans.  The Company currently originates all of its consumer loans in its geographic market area.  Most of the consumer loans are tied to the prime lending rate and reprice monthly.

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

The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

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

The Bank Holding Company Act

Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require.  Activities at the bank holding company level are limited to:

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring 25% or more of any class of voting securities of a bank or bank holding company.  Prior notice to the Federal Reserve is required if a person acquires 10% or more, but less than 25%, of any class of voting securities of a bank or bank holding company and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Payment of Dividends

The Company is a legal entity separate and distinct from its banking and non-banking subsidiaries.  The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries.  Middleburg Bank is subject to laws and regulations that limit the amount of dividends it can pay.  In addition, both the Company and Middleburg Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Company does not expect that any of these laws, regulations or policies will materially affect the ability of Middleburg Bank to pay dividends.  During the year ended December 31, 2013, Middleburg Bank and Middleburg Investment Group paid $1.9 million and $750,000 respectively in dividends to the Company.

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

Capital Requirements

The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises.  Under the risk-based capital requirements, the Company and Middleburg Bank are each generally required to maintain a minimum ratio of total risk-based capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%.  At least half of the total risk-based capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and ineligible deferred tax assets.  The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the allowance for loan losses.  In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 4%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  Capital measures used by the federal banking regulators are:
•the Total Capital ratio, which includes Tier 1 Capital and Tier 2 Capital;
•the Tier 1 Capital ratio; and
•the leverage ratio.

Under these regulations, a bank will be:

•
“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal banking regulatory agency to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater or 3% in certain circumstances and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

Basel III Capital Rules

The final Basel III capital rules ("Basel III") require banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus a capital conservation buffer of 2.5% effectively resulting in Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Institutions that do not maintain the required capital buffer would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

The capital rules also introduce new methodologies for determining risk-weighted assets, including higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The implementation date of the final rule is January 1, 2015, and the changes set forth in the final rules will be phased in from January 1, 2015 through January 1, 2019.

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

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board.  The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against deposits held by all federally insured banks.  The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand of Middleburg Bank or the business and earnings of the Company.

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits.  NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at an institution.  For net transaction accounts in 2014, the first $13.3 million will be exempt from reserve requirements.  A 3% reserve ratio will be assessed on net transaction accounts over $13.3 million up to and including $89.0 million, compared to over $12.2 million up to and including $67.1million in 2013.  A 10% reserve ratio will be applied above $89.0 million in 2014, compared to above $67.1 million in 2013.  These percentages are subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

Transactions with Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks.  Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit.  Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus.  Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting.  The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000).  Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

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

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the SEC for securities affiliates, and state insurance regulators for insurance affiliates.  It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Exchange Act, as amended.  It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a “dealer.”  Additionally, the new law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

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

Bank Secrecy Act

Under the Bank Secrecy Act, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury.  In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, the transactions involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.  The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution.  As part of its BSA program, the USA PATRIOT Act also requires a financial institution to follow customer identification procedures when opening accounts for new customers and to review lists of individuals who and entities which are prohibited from opening accounts at financial institutions.

Dodd-Frank Act

In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms.  The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions.  Many of its provisions do not directly impact community-based institutions like the Bank.    Provisions that could impact the Bank include the following:

•
FDIC Assessments. The Act changes the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less its average tangible equity.  In addition, it increases the minimum size of the Deposit Insurance Fund (“DIF”) and eliminates its ceiling, with the burden of the increase in the minimum size on institutions with more than $10 billion in assets.

•
Deposit Insurance.  The Act makes permanent the $250,000 limit for federal deposit insurance and provided unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts.

•
Interest on Demand Deposits.  The Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, including business transaction and other accounts.

•
Interchange Fees.  The Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers.  The Federal Reserve implemented these regulations in 2011. While banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, it is likely that all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

•
Capital Adequacy The Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements.  Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis.  These minimum requirements cannot be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010.  These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions.  The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets.  Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013.  Accordingly, the Company's trust preferred securities will continue to qualify as Tier 1 Capital.

•
De Novo Interstate Branching.  National and state banks are permitted to establish de novo interstate branches outside of their home state. Bank holding companies and banks must be well-capitalized and well managed in order to acquire banks located outside their home state.

•
Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•
Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors. The Act also provides that banks may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (i) the transaction is conducted on market terms between the parties, and (ii) if the proposed transaction represents more than 10% of the capital stock and surplus of the bank, it has been approved in advance by a majority of the bank’s non-interested directors.

•
Corporate Governance.  The Act includes corporate governance revisions that apply to all public companies, not just financial institutions, including with regard to executive compensation and proxy access to shareholders.

•
Consumer Financial Protection Bureau. The Act created a new, independent federal agency, the Consumer Financial Protection Bureau (“CFPB”) having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes.

•
Derivative transactions. The Act and regulations may limit or place significant burdens and compliance and other costs on arranging and participating in certain types of swap and derivate transactions, including requirements for central clearing, exchange trading and transaction reporting for swaps and derivate transactions and new margin requirements for uncleared swaps. Provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations.

Many aspects of the Dodd-Frank Act are subject to continued rulemaking by various federal banking and securities regulatory agencies and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

Mortgage Lending

In 2013, the CFPB adopted a rule, effective in January 2014, to implement certain sections of the Dodd-Frank Act requiring creditors to make a reasonable, good faith determination of a consumer’s ability to repay any closed-end consumer credit transaction secured by a 1-4 family dwelling. The rule also establishes certain protections from liability under this requirement to ensure a borrower’s ability to repay for loans that meet the definition of “qualified mortgage.” Loans that satisfy this “qualified mortgage” safe harbor will be presumed to have complied with the new ability-to-repay standard.

Volcker Rule

On December 10, 2013, five financial regulatory agencies, including the Board of Governors of the Federal Reserve System, Commodity Futures Trading Commission, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency, and the Securities and Exchange Commission, adopted final rules implementing a provision of the Dodd-Frank Act, commonly referred to as the Volcker Rule. The final rules generally would prohibit banking entities from:

•	engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account;

•	owning, sponsoring, or having certain relationships with hedge funds or private equity funds, referred to as “covered funds”.

On January 14, 2014, the five financial regulatory agencies, approved an adjustment to the final rule by allowing banks to keep certain collateralized debt obligations (“CDOs”) acquired by the bank before the Volcker Rule was finalized, if the CDO was established before May 2010 and is backed primarily by trust preferred securities issued by banks with less than $15 billion in assets. The final rules are effective April 1, 2014; however, the Federal Reserve Board has extended the conformance period until July 21, 2015. It is uncertain at this time of the full impact of the Volcker Rule on the Company; however, should it be determined that any of its portfolio would be considered covered funds, we will take the appropriate corrective actions in order to be in full compliance with the final rule.

Future Regulatory Uncertainty

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, the Company cannot forecast how federal regulation of financial institutions may change in the future and impact its operations.  Although Congress, in recent years, has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, the Company fully expects that the financial institution industry will remain heavily regulated in the near future and additional laws or regulations may be adopted further regulating specific banking practices.

Middleburg Trust Company

Middleburg Trust Company is subject to supervision and regulation by the Virginia State Corporation Commission’s Bureau of Financial Institutions and the Federal Reserve Board.

State and federal regulators have substantial discretion and latitude in the exercise of their supervisory and regulatory authority over Middleburg Trust Company, including the statutory authority to promulgate regulations affecting the conduct of its business and operations of Middleburg Trust Company.  They also have the ability to exercise substantial remedial powers with respect to Middleburg Trust Company in the event that it determines that Middleburg Trust Company is not in compliance with applicable laws, orders or regulations governing its operations, is operating in an unsafe or unsound manner, or is engaging in any irregular practices.

ITEM 1A.	RISK FACTORS

The Company is subject to various risks, including the risks described below.  The Company’s (“We” or “Our”) operations, financial condition, performance and, the market value of our securities could be materially adversely affected by any of these risks or additional risks not presently known or risks that we currently deem immaterial.

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

Revenue from our mortgage lending segment is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates, the competitive and regulatory environment or new legislation and may adversely impact our profits.

Changes in our revenue stream from Southern Trust Mortgage is dependent upon our ability to originate loans and sell them to investors. Loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market, higher interest rates and decreased refinancing activity. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect Southern Trust Mortgage’s mortgage originations and, consequently, reduce its income from mortgage lending activities. In addition, changes to the competitive or regulatory environment or new legislation, including legislation that would require Southern Trust Mortgage to retain 5% of the credit risk of securitized exposures, could adversely affect its operations.

In light of declining profitability in the mortgage business and increasing regulatory burdens, we have reduced the carrying value of our equity investment in Southern Trust Mortgage by recording a goodwill impairment of $500,000. This reduced our after tax net income in the fourth quarter of 2013 by $330,000. We may record additional impairment in the future should market conditions continue to deteriorate.

Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain cases where Southern Trust Mortgage has originated loans and sold them to investors, it may be required to repurchase loans or provide a financial settlement to investors if it is proved that the borrower failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. Such repurchases or settlements would also adversely affect our net income.

Proposed and final regulations could restrict our ability to originate loans.

Pursuant to the Dodd-Frank Act, the CFPB issued a final rule effective January 10, 2014, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The new rule also contains new disclosure requirements at mortgage loan origination and in monthly statements. These requirements will likely require significant personnel resources and could have a material adverse effect on our operations.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability will depend upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities.  Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage and home equity loans in the secondary market.  We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it.  Based on our asset/liability position at December 31, 2013, a rise in interest rates would increase our net interest income slightly in the short term.  Our net interest spread will depend on many factors that are partly or entirely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

For mortgage banking activities, we manage the majority of our interest rate risk by locking in the interest rate for each mortgage loan with our correspondents (investors) and borrowers at the same time, which is a “best efforts” delivery process. In 2012, we changed the delivery process on a portion of our mortgage loans to incorporate a “mandatory delivery” process. Under mandatory delivery the interest rate risk associated with a rate lock on a mortgage loan shifts from the investor back to the Company. We will hedge the portion of the mortgage loans that are committed to mandatory delivery. However, to the extent we adopt the mandatory delivery process and interest rates are volatile, the Company's interest income could be adversely impacted if the interest rate hedges do not function as expected. In 2014, we will continue to hedge mortgage loans that are committed to mandatory delivery.

New regulations could adversely impact our earnings due to, among other things, increased compliance costs or costs due to noncompliance.

The Consumer Financial Protection Bureau has issued a rule, effective as of January 14, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including but not limited to:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact our growth or profitability.

Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the Federal Reserve, adopted final rules (the “Final Rules”) implementing the so-called Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act. The Final Rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community banks, such as Middleburg Bank, have been afforded some relief under the final rules. If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. We are currently evaluating the Final Rules; if we are required to divest any securities in our portfolio as a result of the Volcker Rule, it could result in impairments that could adversely impact our financial condition and results of operations.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans.  Many of our loans are secured by real estate (both residential and commercial) in our market area.  A major change in the real estate market, such as deterioration in the value of collateral, or in the local or national economy, could adversely affect our clients’ ability to repay these loans, which in turn could negatively impact us.  While we are in one of the fastest growing real estate markets in the United States, risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully.  We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

We may be adversely affected by further deterioration of economic conditions in our market area.

Our banking operations are located primarily in the Virginia counties of Loudoun, Fairfax, Fauquier and Prince William and also in the Town of Williamsburg and the City of Richmond.  Because our lending is concentrated in this market, we will be affected by the general economic conditions in these areas.  Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing.  A further decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact the demand for banking products and services generally, which could negatively affect our financial condition and performance.

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

Bank regulations, and the interpretation and application of them by regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence earnings and growth.  In addition, these regulations may limit the Company’s growth and the return to investors by restricting activities such as the payment of dividends, mergers with, or acquisitions by, other institutions, investments, loans and interest rates, interest rates paid on depositors and the creation of financial service centers.  Information on the regulations that impact the Company are included in Item 1., “Business – Supervision and Regulation”.  Although these regulations impose costs on the Company, they are intended to protect depositors, and should not be assumed to protect the interest of shareholders.  The regulations to which we are subject may not always be in the best interest of investors.

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

Our directors and executive officers beneficially own 5.37% of our common stock and may purchase additional shares of our common stock by exercising vested stock options.  By voting against a proposal submitted to shareholders, the directors and officers may be able to make approval more difficult for proposals requiring the vote of shareholders such as mergers, share exchanges, asset sales and amendment to the Company’s articles of incorporation.

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

Dramatic declines in the housing market, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions.  These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations.  Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

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

Government measures to regulate the financial industry, including the Dodd-Frank Act, subject us to increased regulation and could aversely affect us.

As a financial institution, we are heavily regulated at the state and federal levels.  As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices.  The Dodd-Frank Act includes significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank.  Many of the provisions of the Dodd-Frank Act have begun to be or will be implemented over the next several years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies.  Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rulemaking and interpretation, we cannot predict the full effect of this legislation on our businesses, financial condition or results of operations.  Among other things, the Dodd-Frank Act and the regulations implemented thereunder could limit debit card interchange fees, restrict ownership of covered funds, increase FDIC assessments, impose new requirements on mortgage lending, and establish more stringent capital requirements on bank holding companies.  As a result of these and other provisions in the Dodd-Frank Act, we could experience additional costs, restrictions on allowable investments, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations.

The Basel III capital framework will require higher levels of capital and liquid assets, which could adversely affect the Company's net income and return on equity.

The Basel III capital framework represents the most comprehensive overhaul of the U.S. banking capital framework in over two decades. This new capital framework and related changes to the standardized calculations of risk-weighted assets are complex and create additional compliance burdens, especially for community banks. The Basel III Capital Rules require bank holding companies and their subsidiaries, to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. As a result of the Basel III Capital Rules, many community banks could be forced to limit banking operations and activities, and growth of loan portfolios, in order to focus on retention of earnings to improve capital levels. The Company believes that it maintains sufficient levels of Tier 1 and Common Equity Tier 1 capital to comply with the Basel III Final Rules, as currently scheduled to be effective and implemented. However, the Company can offer no assurances with regard to the ultimate effect of the Basel III Capital Rules, and satisfying increased capital requirements imposed by the Basel III Capital Rules may require the Company to limit its banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The ability of our bank subsidiary to pay dividends to us is limited by the bank’s obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on their dividends under federal and state bank regulatory requirements. In September 2013, we increased the dividend to $0.07 per share from $0.05 per share. We cannot be certain as to when, if ever, the dividend may be increased further, nor can we be certain that future reductions of the dividend will not be made.

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

In July 2013 the Federal Reserve issued the final Basel III capital rules, which apply to all banks. The rules require us to maintain a capital conservation buffer above well capitalized capital levels. If we fail to maintain the capital conservation buffer, we may be subject to restrictions on payment of dividends.

Further, we cannot pay any dividends on the common stock, or acquire any shares of common stock, if any distributions on our trust preferred securities are in arrears.

Increases in FDIC insurance premiums may cause our earnings to decrease.

The limit on FDIC coverage has been increased to $250,000 for all accounts.  In addition, the costs associated with bank resolutions or failures have substantially depleted the DIF.  As a result, the FDIC has implemented a new methodology by which it will assess premium amounts.  The FDIC adopted a final rule in 2011, to change the FDIC’s assessment rates as well as providing that the assessment base will be the institution’s average consolidated total assets less its average tangible equity. Although the burden of replenishing the DIF will be placed primarily on institutions with assets greater than $10 billion, we expect higher annual deposit insurance assessments than we historically incurred before the financial crisis began several years ago. Any future increases in required deposit insurance premiums or special assessments could have a significant adverse impact on our financial condition and results of operations.

The Company’s operations may be adversely affected by cyber security risks.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters, and that of Middleburg Bank, is located at 111 West Washington Street, Middleburg, Virginia, 20117.  The Company’s subsidiaries own or lease various other offices in the counties and municipalities in which they operate.  At December 31, 2013, Middleburg Bank operated 12 branches in the Virginia communities of Ashburn, Gainesville, Leesburg, Marshall, Middleburg, Purcellville, Reston, Richmond, Warrenton and Williamsburg. All of the offices of Middleburg Trust Company and Southern Trust Mortgage are leased.  Additionally, Middleburg Bank owns an operations center building located at 106 Catoctin Circle, SE, Leesburg, Virginia 20175.  See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 5 “Premises and Equipment, Net” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

All of the Company’s properties are well maintained, are in good operating condition and are adequate for the Company’s present and anticipated future needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market under the symbol “MBRG.”  The high and low sale prices per share for the Company’s Common Stock for each quarter of 2013 and 2012, and the amount of cash dividends per share in each quarter, are set forth in the table below.

Market Price and Dividends

		Sales Price ($)		Dividends ($)
		High	Low
2013:
	1st quarter	20.56	17.34	0.05
	2nd quarter	19.51	16.83	0.05
	3rd quarter	21.39	18.57	0.07
	4th quarter	20.94	18.04	0.07

2012:
	1st quarter	17.20	14.40	0.05
	2nd quarter	17.00	15.34	0.05
	3rd quarter	18.09	15.78	0.05
	4th quarter	18.19	15.90	0.05

As of March 5, 2014, the Company had approximately 436 shareholders of record and approximately 2,333 additional beneficial owners of shares of Common Stock.

The Company historically has paid cash dividends on a quarterly basis.  The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally Middleburg Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed above in Item 1. “Business – Supervision and Regulation – Payment of Dividends”.

The Company did not repurchase any shares of Common Stock during the fourth quarter of 2013.  On June 16, 1999, the Company adopted a repurchase plan, which authorized management to purchase up to $5 million of the Company’s common stock from time to time.  Subsequently, the plan was amended to authorize management to purchase up to 100,000 shares and to eliminate the $5 million limit.  As of March 5, 2014, the Company has 24,084 shares eligible for repurchase under the plan.

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the NASDAQ Composite Index and the SNL $1B-$5B Bank Index as reported by SNL Financial LC, assuming an investment of $100 in shares of Common Stock on December 31, 2008 and the reinvestment of dividends.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Middleburg Financial Corporation	100.00	86.76	104.67	106.01	133.01	137.57
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data that has been derived from the Company's audited financial statements for each of the periods and at the dates indicated.

	Years Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Balance Sheet Data:
Assets	$1,227,753	$1,236,781	$1,192,860	$1,104,487	$976,374
Loans, net	715,160	695,166	656,770	644,345	635,094
Loans held for sale	33,175	82,114	92,514	59,361	45,010
Securities	335,203	326,447	315,359	258,338	178,924
Deposits	982,396	981,900	929,869	890,306	805,648
Shareholders’ equity	115,073	117,122	108,013	99,993	100,312
Average shares outstanding, basic	7,074	7,032	6,975	6,933	5,629
Average shares outstanding, diluted	7,107	7,043	6,977	6,933	5,630
Income Statement Data:
Interest income	$44,272	$47,023	$48,636	$48,031	$56,746
Interest expense	6,567	8,824	10,691	14,175	19,082
Net interest income	37,705	38,199	37,945	33,856	37,664
Provision for loan losses	109	3,438	2,884	12,005	4,551
Net Interest income after provision for loan losses	37,596	34,761	35,061	21,851	33,113
Non-interest income	24,121	29,009	19,527	20,749	14,455
Securities gains (losses)	418	445	435	(237)	998
Non-interest expense	54,041	54,259	49,011	47,251	43,403
Income (loss) before income taxes and non-controlling interest in consolidated subsidiary	8,094	9,956	6,012	(4,888)	5,163
Income taxes	1,931	1,966	1,350	(2,562)	64
Non-controlling interest in consolidated subsidiary (income) loss	(9)	(1,504)	298	(362)	(1,577)
Net income (loss)	6,154	6,486	4,960	(2,688)	3,522
Per Share Data:
Net income (loss), basic	$0.87	$0.92	$0.71	$(0.39)	$0.37
Net income (loss), diluted	0.87	0.92	0.71	(0.39)	0.37
Cash dividends	0.24	0.20	0.20	0.35	0.58
Book value	15.90	16.15	15.13	14.02	14.52
Tangible book value (2)	15.14	15.30	14.24	13.10	13.57
Asset Quality Ratios:
Nonperforming loans to gross loans	3.46%	3.92%	4.53%	4.79%	1.80%
Nonperforming assets to total assets	2.33	3.05	3.27	3.62	1.86
Net charge-offs to average loans	0.15	0.54	0.49	0.95	0.82
Allowance for loan losses to gross loans	1.83	2.02	2.18	2.27	1.43
Selected Ratios:
Return on average assets	0.51%	0.54%	0.44%	(0.25)%	0.35%
Return on average equity	5.40	5.86	4.87	(2.71)	3.21
Dividend payout	27.60	21.70	28.20	NA	156.80
Efficiency ratio (1)	82.12	73.86	78.57	80.56	75.11
Equity to assets (including non-controlling interest in consolidated subsidiary)	9.37	9.47	9.04	9.05	10.59
Tier 1 risk-based capital ratio	14.64	14.09	13.46	12.80	13.86
Total risk-based capital ratio	15.89	15.35	14.72	14.06	15.06
Leverage ratio	9.43	9.10	8.81	9.02	10.40

(1)
The ratio is calculated by dividing non-interest expense (adjusted for amortization of intangibles, other real estate expenses, and non-recurring one-time charges) by the sum of tax equivalent net interest income and non-interest income excluding gains and losses on the investment portfolio.

(2)
Tangible book value is computed by subtracting identified intangible assets and goodwill from total Middleburg Financial Corporation shareholders’ equity and then dividing the result by the number of shares of common stock issued and outstanding at the end of the accounting period.

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

At December 31, 2013, total assets were $1.2 billion, a decrease of 0.73% or $9.0 million compared to December 31, 2012.  Total gross loans increased $19.0 million from $709.5 million at December 31, 2012 to $728.5 million at December 31, 2013.  Total deposits increased $496,000 or 0.05% to $982.4 million at December 31, 2013 from $981.9 million at December 31, 2012.  Lower cost deposits, including demand checking, interest checking and savings increased $24.6 million or 3.6% from December 31, 2012 to $714.5 million at December 31, 2013.  Higher cost time deposits decreased 8.2% or $24.1 million from December 31, 2012 to $267.9 million at December 31, 2013.  The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, decreased from 3.47% for the year ended December 31, 2012 to 3.40% for the year ended December 31, 2013.  The decrease is primarily attributed to the 28 basis point decrease, on a tax equivalent basis, in the yield on total earning assets, offset by the 23 basis point decrease in the cost of total interest bearing liabilities. The provision for loan losses decreased by $3.3 million for the year ended December 31, 2013 to $109,000 compared to $3.4 million for the same period in 2012. Total non-interest income decreased by $4.9 million for the year ended December 31, 2013, compared to 2012.  The decrease is largely due to the decline in gains on the sale of loans by the Company’s mortgage banking subsidiary, Southern Trust Mortgage.  Non-interest expense in 2013 decreased $218,000 from 2012. The Company remains well capitalized as evidenced by all regulatory capital ratios exceeding the regulatory minimums.

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

Goodwill and Intangibles

With the adoption of Accounting Standards Update 2011-08, "Intangible-Goodwill and Other-Testing Goodwill for Impairment", the Company is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, we determine that it is more likely than not that the fair value of each applicable reporting unit is less than its carrying amount. If the likelihood of impairment is more than 50%, the Company must perform a test for impairment and may be required to record impairment charges. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; thus, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is recognized.

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

Middleburg Investment Group has intangible assets in the form of certain customer relationships that were acquired in 2002. We amortize those intangible assets on a straight line basis over their estimated useful life.

Other-Than-Temporary Impairment (OTTI) for Securities

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, we do not intend to sell the security and it is not more-likely-than-not that we will be required to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. We regularly review each investment security for other-than-temporary impairment based on criteria that includes the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity and the likelihood that we would be required to sell the security before recovery.

Results of Operations

The Company had net income for 2013 of $6.2 million, a decrease of $332,000 or 5.1% from 2012. For 2013, the earnings per diluted share was $0.87 compared to earnings per diluted share of $0.92 for 2012.

Return on average assets (“ROA”) measures how effectively the Company employs its assets to produce net income.  The ROA for the Company was 0.51%, 0.54% and 0.44% for the years ended December 31, 2013, 2012 and 2011, respectively.  Return on average equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total average equity capital invested.  ROE was 5.4%, 5.9% and 4.9% for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities as of December 31.

	Years Ended December 31,
	2013			2012			2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
Assets:
Securities:
Taxable	$268,954	$6,337	2.36%	$262,991	$6,601	2.51%	$231,893	$6,771	2.92%
Tax-exempt (1)	66,396	3,870	5.83%	62,363	3,642	5.84%	56,793	3,580	6.30%
Total securities	$335,350	$10,207	3.04%	$325,354	$10,243	3.15%	$288,686	$10,351	3.59%
Loans:
Taxable	$755,913	$35,224	4.66%	$755,790	$37,890	5.01%	$720,633	$39,392	5.47%
Tax-exempt (1)	679	37	5.45%	135	8	5.93%	—	—	—
Total loans (3)	$756,592	$35,261	4.66%	$755,925	$37,898	5.01%	$720,633	$39,392	5.47%
Interest-bearing deposits with other institutions	56,436	132	0.23%	54,237	124	0.23%	43,469	110	0.25%
Total earning assets	$1,148,378	$45,600	3.97%	$1,135,516	$48,265	4.25%	$1,052,788	$49,853	4.74%
Less: allowances for loan losses	(13,643)			(14,830)			(14,835)
Total non-earning assets	80,813			84,279			87,410
Total assets	$1,215,548			$1,204,965			$1,125,363
Liabilities:
Interest-bearing deposits:
Checking	$324,171	$852	0.26%	$322,715	$1,271	0.39%	$294,660	$1,883	0.64%
Regular savings	110,210	243	0.22%	105,768	350	0.33%	96,725	683	0.71%
Money market savings	75,899	171	0.23%	64,517	204	0.32%	59,356	353	0.59%
Time deposits:
$100,000 and over	139,018	1,671	1.20%	143,687	2,200	1.53%	136,526	2,419	1.77%
Under $100,000	140,230	1,974	1.41%	165,703	2,891	1.74%	172,815	3,529	2.04%
Total interest-bearing deposits	$789,528	$4,911	0.62%	$802,390	$6,916	0.86%	$760,082	$8,867	1.17%
Short-term borrowings	3,565	123	3.45%	8,725	392	4.49%	9,555	318	3.33%
Securities sold under agreements to repurchase	35,536	325	0.91%	34,177	332	0.97%	33,162	293	0.88%
FHLB borrowings and subordinated debt	86,767	1,208	1.39%	83,654	1,184	1.42%	81,300	1,213	1.49%
Federal funds purchased	—	—	—	—	—	—	42	—	—
Total interest-bearing liabilities	$915,396	$6,567	0.72%	$928,947	$8,824	0.95%	$884,141	$10,691	1.21%
Non-interest bearing liabilities
Demand deposits	175,942			156,057			130,565
Other liabilities	7,356			6,503			6,628
Total liabilities	$1,098,694			$1,091,507			$1,021,334
Non-controlling interest in consolidated Subsidiary	2,824			2,828			2,241
Shareholders’ equity	114,030			110,630			101,788
Total liabilities and Shareholders’ equity	$1,215,548			$1,204,965			$1,125,363
Net interest income (1)		$39,033			$39,441			$39,162
Interest rate spread			3.25%			3.30%			3.53%
Interest expense as a percent of average earning assets			0.57%			0.78%			1.02%
Net interest margin			3.40%			3.47%			3.72%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 365 day year for 2013 and 2011 and a 366 day year for 2012.

(3)	Total average loans include loans on non-accrual status.

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

Net interest income was $37.7 million for the year ended December 31, 2013.  This is a decrease of 1.3% and 0.63% over net interest income of $38.2 million and $37.9 million reported for 2012 and 2011, respectively.  The net interest margin of 3.40% for 2013 decreased 7 basis points compared to 3.47% for 2012 and decreased 32 basis points compared to 3.72% for 2011.  The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio.  The tax rate utilized in calculating the tax benefit for each of the reported periods is 34%.  The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

	For the Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
GAAP measures:
Interest Income - Loans	$35,248	$37,895	$39,392
Interest Income - Investments & Other	9,024	9,128	9,244
Interest Expense - Deposits	4,911	6,916	8,867
Interest Expense - Other Borrowings	1,656	1,908	1,824
Total Net Interest Income	$37,705	$38,199	$37,945
Plus:
Non-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	$1,315	$1,239	$1,217
Non-taxable interest income - loans	13	3	—
Total Tax Benefit Realized on Non-Taxable Interest Income	$1,328	$1,242	$1,217
Total Tax Equivalent Net Interest Income	$39,033	$39,441	$39,162

The decrease in net interest income for 2013 compared to 2012 and 2011 primarily resulted from lower interest income as a result of declining yields on loans and securities. This decrease was partially offset by a reduction in funding costs. Interest income and fees from loans and investments decreased 5.9% and 9.0% compared to 2012 and 2011, respectively. The cost of interest bearing liabilities in 2013 decreased to 0.72%, a decline of 23 basis points and 49 basis points relative to 2012 and 2011, respectively.

The yield on the loan portfolio decreased 35 basis points for 2013 to 4.66% compared to 5.01% for 2012 and decreased 81 basis points compared to 5.47% for 2011 as a result of lower yields on newly originated loans as well as a reduction in rates for existing loans that the Company refinanced.  On average, the loan portfolio increased $667,000 or 0.09% from the year ended December 31, 2012 and increased $36.0 million or 5.0% compared to 2011. Interest income from loans, on a tax-equivalent basis, decreased $2.6 million or 7.0% from the year ended December 31, 2012 and decreased $4.1 million or 10.5% compared to 2011. The average balance in the securities portfolio increased $10.0 million and $47.0 million compared to 2012 and 2011, respectively. The tax-equivalent yield on the securities was 3.04% at December 31, 2013, a decrease of 11 basis points and 55 basis points compared to 2012 and 2011, respectively.

The average balance of interest bearing deposit accounts (interest bearing checking, savings and money market accounts) increased to $510.3 million at December 31, 2013, from $493.0 million at December 31, 2012 and $450.7 million at December 31, 2011. These increases were the result of strong growth in both business and retail deposit accounts.   The average balances in total time deposits decreased $30.1 million compared to 2012 and decreased $30.1 million compared to 2011. The cost of total interest bearing deposits decreased 24 basis points compared to 2012 and decreased 55 basis points compared to 2011. The decline in the cost of total interest bearing deposits is the result of reductions in rates for retail deposits during 2013.

During 2013, the Company decreased its average short-term borrowings by $5.2 million from the year ended December 31, 2012 and $6.0 million from the year ended 2011.  The Company increased its average FHLB borrowings by $3.1 million compared to the year ended December 31, 2012 and increased $5.5 million compared to 2011. Total interest expense for 2013 was $6.6 million, a decrease of $2.3 million and $4.1 million compared to 2012 and 2011, respectively. The cost of interest-bearing liabilities decreased 23 basis points from the year ended December 31, 2012, and decreased 49 basis points from 2011 primarily due to reductions in rates for retail deposits as well as a reduction in wholesale borrowings, including brokered certificates of deposit that matured or were called by the Company in 2013.

Management believes that the net interest margin could be relatively unchanged during 2014.  Based on conservative internal interest rate risk models and the assumption of a sustained low rate environment, the Company expects net interest income to trend downward slightly throughout the next 12 months as loan related assets reprice and the decline in funding costs slows. It is anticipated that targeted growth in earning assets and liability repricing opportunities will help mitigate the impact to the Company’s net interest margin.  The Asset/Liability Management Committee continues to focus on various strategies to maintain the net interest margin.

The following table analyzes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates, on a tax equivalent basis.  The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.  Nonaccrual loans are included in the average outstanding loans.

	Years Ended December 31,
(Dollars in thousands)	2013 vs. 2012 Increase (Decrease) Due to Changes in:			2012 vs. 2011 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$155	$(419)	$(264)	$3,630	$(3,800)	$(170)
Tax-exempt (1)	235	(7)	228	248	(186)	62
Loans:
Taxable	6	(2,672)	(2,666)	2,150	(3,652)	(1,502)
Tax-exempt (1)	29	—	29	8	—	8
Interest bearing deposits with other institutions	5	3	8	23	(9)	14
Total earning assets	$430	$(3,095)	$(2,665)	$6,059	$(7,647)	$(1,588)
Interest-Bearing Liabilities:
Checking	$6	$(425)	$(419)	$202	$(814)	$(612)
Regular savings	15	(122)	(107)	71	(404)	(333)
Money market savings	52	(85)	(33)	34	(183)	(149)
Time deposits:
$100,000 and over	(69)	(460)	(529)	138	(357)	(219)
Under $100,000	(406)	(511)	(917)	(141)	(497)	(638)
Total interest-bearing deposits	$(402)	$(1,603)	(2,005)	$304	$(2,255)	$(1,951)
Short-term borrowings	(193)	(76)	(269)	(24)	98	74
Securities sold under agreements to repurchase	15	(22)	(7)	9	30	39
FHLB borrowings and subordinated debt	43	(19)	24	37	(66)	(29)
Total interest-bearing liabilities	$(537)	$(1,720)	(2,257)	$326	$(2,193)	$(1,867)
Change in net interest income	$967	$(1,375)	$(408)	$5,733	$(5,454)	$279
(1)           Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

The Company’s loan loss provision during 2013, 2012 and 2011 was $109,000, $3.4 million, and $2.9 million, respectively.  Improved credit quality and a reduction in nonperforming loans contributed to the decline in the provision for loan losses in 2013 compared to 2012. The Company is committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in the loan portfolio.  This commitment is more fully discussed in the “Allowance for loan losses” section below.

Non-interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income includes fees generated by the commercial and retail banking segment, the wealth management segment and the mortgage banking segment of the Company.  Non-interest income was $24.5 million for the year ended December 31, 2013 compared to $29.5 million for 2012 and $20.0 million for 2011.  The decrease in non-interest income for 2013 was largely the result of decreases in gains on loans held for sale as loan originations from our mortgage subsidiary have declined. The following table depicts the changes in non-interest income:

(Dollars in thousands)	Years Ended December 31,
	2013	2012	2011
Service charges on deposit accounts	$2,291	$2,197	$2,095
Trust services income	3,970	3,751	3,636
Gains on loans held for sale	15,652	21,014	11,906
Gains on securities available for sale, net	418	445	460
Net impairment losses	—	—	(25)
Commissions on investment sales	470	518	393
Fees on mortgages held for sale	103	186	333
Bank owned life insurance	472	459	486
Other operating income	1,163	884	678
Total non-interest income	$24,539	$29,454	$19,962

The revenues, expenses, assets and liabilities of Southern Trust Mortgage for the year ended December 31, 2013 are reflected in the Company’s consolidated financial statements, with the proportionate share of Southern Trust Mortgage’s income not owned by the Company reported as “Net income (loss) attributable to non-controlling interest”.  Accordingly, gains on loans held for sale of $15.7 million and fees on mortgages held for sale of $103,000 generated by Southern Trust Mortgage for the year ended December 31, 2013, are being reported as part of the consolidated non-interest income.  For the year ended December 31, 2013, Southern Trust Mortgage originated $729 million in loans, compared to $946 million in loans for the year ended 2012.  In light of declining profitability in the mortgage business and increasing regulatory burdens, the Company is evaluating a range of options for its interest in Southern Trust Mortgage. Due in part to these factors and to reflect the diminished fair value of Southern Trust Mortgage, the Company recorded an impairment charge of $500,000, which is included in non-interest expenses in the consolidated statements of income.

Income from the wealth management segment is produced by Middleburg Trust Company and Middleburg Investment Services. Middleburg Trust Company produced fees that increased 5.8% to $4.0 million for the year ended December 31, 2013 compared to $3.8 million for the same period in 2012 and increased 9.2% compared to 2011.  Assets under management were $1.55 billion at December 31, 2013, compared to $1.49 billion at December 31, 2012 and $1.39 billion at December 31, 2011. Commissions on investment sales decreased to $470,000 for the year ended December 31, 2013, compared to $518,000 for the year ended December 31, 2012 and increased $77,000 compared to 2011. Middleburg Investment Group continues to expand the integration of Middleburg Trust Company and Middleburg Investment Services into a focused wealth management program for all of the Company’s clients.  Wealth management services are available at each of the Company's financial service centers.

Other operating income increased by $279,000 to $1.2 million for the year ended December 31, 2013, compared to the same period in 2012 and increased $485,000 compared to 2011.  These increases are primarily the result of income recognized from several of the Company's equity investments.

Non-interest Expense

Non-interest expense decreased to $54.0 million for the year ended December 31, 2013, compared to $54.3 million for 2012 and $49.0 million for 2011.  Non-interest expense as a percentage of total average assets was 4.4%, 4.5% and 4.4% for the years ended December 31, 2013, 2012 and 2011, respectively. The following table depicts the changes in non-interest expense:

(Dollars in thousands)	Years Ended December 31,
	2013	2012	2011
Salaries and employee benefits	$30,627	$30,417	$27,373
Occupancy and equipment	7,269	7,050	6,748
Advertising	1,457	2,034	1,399
Computer operations	1,860	1,572	1,501
Other real estate owned	1,455	2,721	2,564
Other taxes	751	813	812
Federal deposit insurance	822	1,050	1,260
Goodwill impairment	500	—	—
Other operating expenses	9,300	8,602	7,354
Total non-interest expense	$54,041	$54,259	$49,011

Salaries and employee benefits increased $210,000 to $30.6 million when comparing the year ended December 31, 2013 to 2012, and increased 11.9% when compared to 2011. These increases have been the result of the addition in the number of employees at our mortgage subsidiary over the last several years. However, in light of the current declining production levels in the mortgage industry, management has taken and will continue to take measures to reduce overhead in order to align expenses with the decline in loan originations and revenue from mortgage sales. These measures will include further reductions in salary expenses throughout the mortgage subsidiary.

Occupancy and equipment expenses increased 3.1% to $7.3 million for the year ended December 31, 2013, compared to $7.1 million for the same period in 2012 and increased 7.7% compared to 2011.  These continued increases were largely due to the opening of one new financial service center in 2012. Management does not anticipate significant changes in occupancy related expenses in the upcoming year.

Advertising expense decreased 28.4% in 2013 to $1.5 million compared to $2.0 million in 2012 and increased 4.1% compared to 2011.   The decrease in advertising expenses in 2013 was largely due to fewer promotions undertaken by the Company. Fluctuations in advertising expenses are due to the changes in the number of households serviced, advertising campaigns focused on new products and services for all segments, and changes in advertising methodologies.

Computer operations expense increased 18.3% and 23.9% for the year ended December 31, 2013 compared to the year ended December 31, 2012 and 2011, respectively. The primary reasons for the increase in expenses were due to the higher costs related to computer maintenance, additional expenses related to a new anti-money laundering monitoring and tracking software added in 2013, and continued increases in expenses related to our on-line banking products.

Expenses relating to other real estate owned (OREO) decreased by 46.5% to $1.5 million for the year ended December 31, 2013 compared to $2.7 million for the year ended December 31, 2012 and decreased 43.2% compared to 2011. These decreases are primarily the result of declines in the level of loans transferred to OREO to $2.4 million in 2013 from $8.5 million in 2012 and $5.9 million in 2011 and declines in the level of valuation allowances required based on the fair market value of properties held to $235,000 in 2013 from $1.7 million in 2012 and $1.5 million in 2011.

Other operating expenses increased 8.1% compared to 2012 and increased 26.5% compared to 2011. The increase in other operating expenses in 2013 compared to 2012 and 2011 was primarily related to recruiting expenses for senior level positions during 2013.

Income Taxes

Reported income tax expense was $1.9 million for the year ended December 31, 2013, compared to income tax expense of $2.0 million for the year ended December 31, 2012 and $1.4 million for the year ended December 31, 2011. The effective tax rate was 23.9%, 19.7% and 22.5% for 2013, 2012 and 2011, respectively. Note 10 of the Company’s consolidated financial statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and the Company’s actual income tax expense.

Summary of Financial Results by Quarter

The following table summarizes the major components of the Company’s results of operations for each quarter of the last three fiscal years.

	2013 Quarter Ended
(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
Net interest income	$9,435	$9,341	$9,320	$9,609
Net interest income after provision for loan losses	9,623	9,157	9,317	9,499
Other income	5,881	6,754	6,105	5,381
Net securities gains	47	326	23	22
Other expense	13,928	13,108	13,305	13,700
Income before income taxes	1,623	3,129	2,140	1,202
Net income	1,260	2,355	1,649	899
Net (income) loss attributable to non-controlling interest	67	(262)	(38)	224
Net income attributable to Middleburg Financial Corporation	1,327	2,093	1,611	1,123
Diluted earnings per common share	$0.19	$0.29	$0.23	$0.16
Dividends per common share	0.05	0.05	0.07	0.07

	2012 Quarter Ended
(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
Net interest income	$9,771	$9,658	$9,217	$9,553
Net interest income after provision for loan losses	8,979	8,928	8,582	8,272
Other income	5,844	7,023	8,154	7,988
Net securities gains (losses)	140	148	164	(7)
Other expense	13,314	13,311	13,836	13,798
Income before income taxes	1,649	2,788	3,064	2,455
Net income	1,233	2,190	2,499	2,068
Net (income) loss attributable to non-controlling interest	349	(421)	(785)	(647)
Net income attributable to Middleburg Financial Corporation	1,582	1,769	1,714	1,421
Diluted earnings per common share	$0.23	$0.25	$0.24	$0.20
Dividends per common share	0.05	0.05	0.05	0.05

	2011 Quarter Ended
(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
Net interest income	$9,035	$9,395	$9,556	$9,959
Net interest income after provision for loan losses	8,581	8,308	8,532	9,640
Other income	4,869	5,937	7,500	7,603
Net securities gains and impairment losses	34	87	120	194
Other expense	12,170	12,953	14,077	16,193
Income before income taxes	1,314	1,379	2,075	1,244
Net income	997	1,078	1,621	966
Net (income) loss attributable to non-controlling interest	230	121	(223)	170
Net income attributable to Middleburg Financial Corporation	1,227	1,199	1,398	1,136
Diluted earnings per common share	$0.18	$0.17	$0.20	$0.16
Dividends per common share	0.05	0.05	0.05	0.05

Financial Condition

The Company’s total assets were $1.2 billion at December 31, 2013, relatively unchanged compared to December 31, 2012.  Securities increased $9.0 million or 2.8% from 2012 to 2013.  Net loans increased by $20.0 million or 2.9% from 2012 to 2013.  Total liabilities were $1.1 billion as of December 31, 2013, relatively unchanged compared to December 31, 2012.  Total shareholders’ equity, excluding the non-controlling interest in consolidated subsidiary, at year end 2013 and 2012 was $112.6 million and $113.9 million, respectively.

Loans

The Company’s loan portfolio totaled 63.4% of average earning assets with a tax equivalent yield of 4.66% at December 31, 2013. Nonaccrual loans and loans past due more than 90 days and still accruing was 2.7% of average loans at December 31, 2013.  The Company is focused on originating and maintaining high credit quality loans and diversification as a means of increasing earnings.

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Real estate loans:
Construction	$36,025	$50,218	42,208	68,110	72,934
Secured by farmland	16,578	11,876	10,047	11,532	2,491
Secured by 1-4 family residential	273,384	260,620	236,760	242,620	267,713
Other real estate loans	260,333	254,930	275,428	268,262	240,729
Commercial loans	129,554	118,573	94,427	56,385	43,367
Consumer loans	12,606	13,260	12,523	12,403	17,045
Total gross loans	728,480	709,477	671,393	659,312	644,279
Less allowance for loan losses	13,320	14,311	14,623	14,967	9,185
Net loans	$715,160	$695,166	$656,770	$644,345	$635,094

Changes in the loan portfolio at December 31, 2013 compared to December 31, 2012 were:

•	Total loans were $728.5 million, an increase of 2.7% from $709.5 million.

•
Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans.  These loans represented 5.0% of total loans, a decrease of approximately $14.2 million from $50.2 million to $36.0 million.

•	Loans secured by farmland increased $4.7 million from $11.9 million to $16.6 million.

•	Loans secured by 1-4 family residential real estate represented 37.5% of total loans, an increase of $12.8 million.

•
Other real estate loans are typically non-farm, non-residential real estate loans which are, in most cases, owner-occupied commercial buildings.  Other real estate loans represented 35.7% of total loans, relatively unchanged for the year.

•	Commercial loans, which consist of secured and unsecured loans to small businesses, increased 9.3%.

•	Consumer loans remained relatively unchanged for the year.

Consistent with its focus on providing community-based financial services, the Company generally does not extend loans outside its principal market area.  The Company’s market area for its lending services encompasses Fairfax, Fauquier and Loudoun and Prince William counties, as well as, the Town of Williamsburg and the City of Richmond where it operates full service financial centers.

At December 31, 2013, the Company had no concentration of loans in any one industry in excess of 25% of its total loan portfolio.  However, because of the nature of the Company’s market, loan collateral is predominantly real estate.

The Company holds in its portfolio loans that adjust or float according to changes in “prime” lending rate.  These holdings are not considered speculative but instead necessary for good asset/liability management. The following table reflects the remaining maturity distribution of selected loan categories at December 31, 2013:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate Construction
Within 1 year	$12,394	$18,674
Variable Rate:
1-5 years	13,402	4,533
After 5 years	17,660	—
Total	31,062	4,533
Fixed Rate:
1-5 years	16,014	11,374
After 5 years	70,084	1,444
Total	$86,098	$12,818
Total Maturities	$129,554	$36,025

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio.  These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and the adequacy of the allowance for loan losses.  There were $28.7 million in total nonperforming assets, which consist of loans more than 90 days past due and still accruing, nonaccrual loans, restructured loans and foreclosed property at December 31, 2013.  This is a decrease of $9.1 million when compared to the December 31, 2012 balance of $37.8 million.  Other real estate owned decreased 65.5% to $3.4 million at December 31, 2013, compared to $9.9 million at December 31, 2012.  Loans more than 90 days past due and still accruing were $808,000 at December 31, 2013 compared to $1.0 million at December 31, 2012.

Nonperforming Assets

Loans are placed on nonaccrual status when collection of principal and interest is doubtful, generally when a loan becomes 90 days past due.  There are three negative implications for earnings when a loan is placed on nonaccrual.

•	All interest accrued but unpaid at the date the loan is placed on nonaccrual is either deducted from interest income or written-off as a loss.

•	Accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid.

•	There may be actual losses that require additional provisions for loan losses to be charged against earnings.

For real estate loans, upon foreclosure, the balance of the loan is transferred to “Other Real Estate Owned” (“OREO”) and carried at fair market value based on current appraisals and other current market trends, less estimated selling costs.  If a write-down is necessary at the time of foreclosure, the amount is charged-off against the allowance for loan losses.  A review of the recorded property value for OREO is performed in accordance with policy standards, and if market conditions indicate that the recorded value exceeds the fair market value, additional write-downs of the property value are charged directly to operations.

The table below summarizes nonperforming assets at December 31 of each of the past five years.

	Years ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans	$19,752	$21,664	$25,346	$29,386	$8,606
Restructured loans (1)	4,674	5,132	3,853	1,254	2,096
Accruing loans greater than 90 days past due	808	1,044	1,233	909	908
Total nonperforming loans	$25,234	$27,840	$30,432	$31,549	$11,610
Other real estate owned	3,424	9,929	8,535	8,394	6,511
Total nonperforming assets	$28,658	$37,769	$38,967	$39,943	$18,121

Allowance for loan losses	$13,320	$14,311	$14,623	$14,967	$9,185

Nonperforming loans to gross loans	3.46%	3.92%	4.53%	4.79%	1.80%
Allowance for loan losses to nonperforming loans	52.79%	51.40%	48.05%	47.44%	79.11%
Nonperforming assets to total assets	2.33%	3.05%	3.27%	3.62%	1.86%
(1) Amount reflects restructured loans that are not included in nonaccrual loans.

Nonperforming loans decreased $2.6 million, or 9.4%, from December 31, 2012 to December 31, 2013 while the allowance for loan losses balance decreased $991,000, or 6.9%, during the same period.

Also included in nonperforming loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at December 31, 2013 was $15.6 million of which $10.9 million were included in the Company’s nonaccrual loan totals at that date and $4.7 million represented loans performing as agreed to the restructured terms. This compares with $12.0 million in total TDRs at December 31, 2012, an increase of $3.6 million or 30.0%.  The amount of the valuation allowance related to TDRs was $2.8 million and $2.0 million as of December 31, 2013 and 2012, respectively. The increase in TDRs during 2013 was attributable to the Company's continued approach to managing asset quality and working with borrowers who are experiencing financial difficulty, which may result in additional TDRs in the future.

During the year ended December 31, 2013, the Company modified 23 loans considered TDRs, which totaled $5.2 million, compared to the modification of 15 loans considered TDRs, which totaled $5.3 million during 2012.

The Company requires six timely consecutive monthly payments be made and that future payments are reasonably assured, before a restructured loan that has been placed on nonaccrual can be returned to accrual status.  One restructured loan was charged-off during the year ended December 31, 2013.  The Company does not utilize formal modification programs or packages when loans are considered for restructuring.  Any loan restructuring is based on the borrower’s circumstances and may include modifications to more than one of the terms and conditions of the loan.

The Company has not performed any commercial real estate or other type of loan workout whereby the existing loan would have been structured into multiple new loans.

The allowance for loan losses was 52.8% of nonperforming loans at December 31, 2013.  At December 31, 2012 and 2011 the allowance for loan losses was 51.4% and 48.1% of nonperforming loans, respectively. Management evaluates nonperforming loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

Allowance For Loan Losses

For a discussion of the Company’s accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses”.

The following table depicts the transactions, in summary form, related to the allowance for loan losses in each year presented:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance, beginning of year	$14,311	$14,623	$14,967	$9,185	$10,020
Provision for loan losses	109	3,438	2,884	12,005	4,551
Charge-offs:
Real estate loans:
Construction	394	2,152	467	1,226	836
Secured by 1-4 family residential	785	893	2,062	3,256	3,205
Other real estate loans	97	760	438	460	375
Commercial loans	75	394	180	942	343
Consumer loans	30	72	318	500	725
Total charge-offs	$1,381	$4,271	$3,465	$6,384	$5,484
Recoveries:
Real estate loans:
Construction	$68	$2	$29	$—	$—
Secured by 1-4 family residential	140	388	41	37	9
Other real estate loans	37	86	98	4	—
Commercial loans	9	12	41	68	21
Consumer loans	27	33	28	52	68
Total recoveries	$281	$521	$237	$161	$98
Net charge-offs	$1,100	$3,750	$3,228	$6,223	$5,386
Balance, end of year	$13,320	$14,311	$14,623	$14,967	$9,185

Allowance for loan losses to gross loans	1.83%	2.02%	2.18%	2.27%	1.43%
Net charge-offs to average loans	0.15%	0.54%	0.49%	0.95%	0.82%
The allocation of the allowance (dollars in thousands) at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans were:

	Real Estate Construction		Real Estate Secured by Farmland		1-4 Family Residential		Other Real Estate Loans		Commercial		Consumer
	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans
2013	$847	5.0%	$166	2.3%	$6,734	37.5%	$3,506	35.7%	$1,890	17.8%	$177	1.7%
2012	1,258	7.1	135	1.7	6,276	36.7	4,348	35.9	2,098	16.8	196	1.8
2011	897	6.3	110	1.5	7,465	35.3	4,385	41.0	1,621	14.1	145	1.8
2010	4,684	10.3	107	1.7	3,965	36.8	4,771	40.7	1,055	8.6	385	1.9
2009	2,354	11.3	22	0.4	3,412	41.6	2,352	37.4	812	6.7	233	2.6

The Company has allocated the allowance according to the amount deemed reasonably necessary to provide for the possibility of losses being incurred within each loan category.  The allocation of the allowance should not be interpreted as an indication that loan losses in future years will occur in the same proportions that they may have in prior years or that the allocation indicates future loan loss trends.  Additionally, the proportion allocated to each loan category is not the total amount that may be available for future losses that could occur within such categories since the total allowance is a general allowance applicable to the total portfolio.

Securities

The Company manages its investment securities portfolio consistent with established policies that include guidelines for earnings, rate sensitivity, liquidity and pledging needs.  The Company holds bonds issued by the Commonwealth of Virginia and its political subdivisions with an aggregate market value of $14.7 million at December 31, 2013.  The aggregate holdings of these bonds approximate 12.8% of the Company’s shareholders’ equity.

The Company accounts for securities under applicable accounting standards.  These standards require classification of investments into three categories, “held to maturity” (“HTM”), “available for sale” (“AFS”), or “trading,” as further defined in Note 1 to the Company’s consolidated financial statements.  The Company does not maintain a trading account and has classified no securities in this category.  HTM securities are required to be carried at amortized cost.  The HTM classification places restrictions on the Company’s ability to sell securities or to transfer securities into the AFS classification. The Company does not classify any securities as HTM for the periods presented.  AFS securities are carried at fair value.  The unrealized gains or losses, net of deferred income taxes, are reflected in shareholders’ equity.

The carrying value of the securities portfolio was $328.4 million at December 31, 2013, an increase of $9.0 million or 2.8% from the carrying value of $319.5 million at December 31, 2012.  The unrealized gains and losses on the AFS securities were $5.8 million and $5.4 million at December 31, 2013, respectively.

The securities portfolio represented approximately 28.6%, 28.1% and 29.3% of the average earning assets of the Company at December 31, 2013, 2012 and 2011, respectively.   The carrying values of securities available for sale at the dates indicated were:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
U.S. government agency securities	$21,339	$15,822	$9,343
Obligations of states and political subdivisions	67,238	78,300	67,542
Mortgage-backed securities	189,944	182,522	205,276
Other securities	49,902	42,813	26,081
	$328,423	$319,457	$308,242

In 2013 and 2012, there were no losses related to other-than-temporary impairment (OTTI). Losses of $25,000 related to other-than-temporary impairment on trust-preferred securities was recognized in 2011. At December 31, 2013, there were no trust-preferred securities in the Company's investment securities portfolio.

Securities with maturities greater than five years totaled $289.2 million, of which $188.2 million or 65.1% were mortgage-backed securities with a weighted average yield of 3.25%.  For that reason, the portfolio is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk.  Through the asset/liability process, the Company considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time. The Company holds in its securities portfolio investments that adjust or float according to changes in benchmark rates such as the London InterBank Offered Rate ("LIBOR").  These holdings are not considered speculative but instead necessary for good asset/liability management. The following table describes the maturity distribution and yields of the Company's securities available for sale portfolio, on a tax equivalent basis, at December 31, 2013.

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years and Equities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies	$642	2.19%	$5,288	3.36%	$6,044	3.88%	$9,365	3.44%	$21,339	3.50%
Mortgage-backed securities	170	3.23%	1,592	4.79%	7,196	3.14%	180,986	3.36%	189,944	3.36%
Other (2)	52	4.99%	10,917	3.47%	18,033	2.61%	27,137	7.08%	56,139	3.34%
Total taxable	864	2.97%	17,797	3.88%	31,273	2.85%	217,488	3.30%	267,422	3.27%
Tax-exempt securities (1)	3,271	4.01%	17,250	4.10%	14,673	3.52%	25,807	3.81%	61,001	3.83%
Total securities (3)	$4,135	3.80%	$35,047	3.94%	$45,946	2.94%	$243,295	3.40%	$328,423	3.37%

(1)	Yields on tax-exempt securities, which includes tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis assuming a federal tax rate of 34%.

(2)	Includes corporate bonds, equity securities, asset-backed securities and taxable obligations of states and political subdivisions.

(3)	Amounts exclude Federal Reserve Stock of $1.7 million and Federal Home Loan Bank Stock of $5.1 million.

Goodwill

As of December 31, 2013, the Company recognized two consolidated subsidiaries as reporting units for the purpose of goodwill evaluation and reporting:  Southern Trust Mortgage (“STM”) and Middleburg Investment Group (“MIG”).   MIG is the parent company of Middleburg Trust Company.  The following table shows the allocation of goodwill between the two reporting units and the percentage by which the fair value of each reporting unit as of December 31, 2013 (the most recent fair value evaluation date) exceeded the carrying value as of that date:

(Dollars in thousands)
Reporting Unit	Carrying Value Of Goodwill	Carrying Value of Reporting Unit (1)		Estimated Fair Value of Reporting Unit (1)	Excess Fair Value
STM	$1,367	$8,945		$8,436	(5.69)%
MIG	3,422	5,933	(2)	6,385	7.62%
Total	$4,789	$14,878		$14,821	(0.38)%
(1)    Reported amounts reflect only Middleburg Financial Corporation shareholder's ownership interests.
(2)    Includes $557,000 of amortizing intangible assets.

Based on the results of the Company's impairment evaluation of goodwill, the estimated fair value of MIG exceed the carrying value as of December 31, 2013, therefore no goodwill impairment charges was recorded. The Company's impairment evaluation of goodwill for STM, as summarized above, indicated the carrying value exceeded its fair value by approximately $500,000. Therefore, a goodwill impairment charge related to STM was recorded for $500,000 as of December 31, 2013.

In light of declining profitability in the mortgage business and increasing regulatory burdens, the Company is evaluating a range of options for its interest in Southern Trust Mortgage.

Deposits

Deposits continue to be an important funding source and primary supply of the Company’s growth.  The Company’s strategy has been to increase its core deposits at the same time that it is controlling its cost of funds.  The maturity of the branch network, as well as increased advertising campaigns, have contributed to the growth in deposits over the last several years.  By monitoring interest rates within the local market and that of alternative funding sources, the Company is able to price the deposits effectively to develop a core base of deposits in each market.

The following table is a summary of average deposits and average rates paid on those deposits:

	Years Ended December 31,
	2013		2012		2011
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing deposits	$175,942		$156,057		$130,565
Interest-bearing deposits:
Checking	324,171	0.26%	322,715	0.39%	294,660	0.64%
Regular savings	110,210	0.22%	105,768	0.33%	96,725	0.71%
Money market savings	75,899	0.23%	64,517	0.32%	59,356	0.59%
Time deposits:
$ 100,000 and over	139,018	1.20%	143,687	1.53%	136,526	1.77%
Under $ 100,000	140,230	1.41%	165,703	1.74%	172,815	2.04%
Total interest-bearing deposits	$789,528	0.62%	$802,390	0.86%	$760,082	1.17%
Total	$965,470		$958,447		$890,647

Average total deposits increased 0.73% during 2013, 7.6% during 2012 and 3.9% during 2011.  At December 31, 2013, the average balance of non-interest bearing deposits increased 12.7% and 34.8% compared to December 31, 2012 and 2011, respectively.

The Company will continue to focus on core deposit growth as the primary source of liquidity and stability.  The Company offers individuals and small to medium-sized businesses a variety of deposit accounts, including demand and interest checking, money market, savings and time deposit accounts.    The Company also had $61.0 million in brokered deposits as of December 31, 2013 compared to $65.1 million in brokered deposits as of December 31, 2012. This is reflected in the balance of total time deposits.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2013:

Within three months	Three to six months	Six to twelve months	Over one year	Total	Percent of total deposits
(Dollars in thousands)
$26,344	$22,833	$33,312	$63,479	$145,968	15.0%

Financial Instruments with Off-Balance Sheet Risk and Credit Risk and Contractual Obligations

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit and interest rate swaps.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the the Company’s exposure to off-balance sheet risk as of December 31, 2013 and 2012 is as follows:

(Dollars in thousands)	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$116,528	$78,288
Standby letters of credit	2,849	3,445

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers.  Those lines of credit may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments for which collateral is deemed necessary.

The Company utilizes derivative financial instruments as a part of its asset-liability management program to control exposure to interest rate changes and resulting fluctuations in market values and cash flows associated with certain financial instruments. The Company accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Company designates each transaction at its inception.

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

As of December 31, 2013, the Company had both fair value hedges and cash flow hedges on its balance sheet as well as derivative financial instruments that have not been designated as hedging instruments.  The derivatives are reported at their fair values as of each balance sheet date. For designated cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized on the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings as are changes in market value of derivatives not designated as hedging instruments.

Information concerning each of the Company's categories of derivatives as of December 31, 2013 and 2012 is presented in Note 24 to the consolidated financial statements.

A summary of the Company’s contractual obligations at December 31, 2013 is as follows:

(Dollars in thousands)	Payment due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Time deposits	$267,940	$132,174	$97,742	$38,024	$—
Short-term borrowings	34,539	34,539	—	—	—
Federal Home Loan Bank borrowings	80,000	60,000	20,000	—	—
Operating leases	27,261	3,014	4,716	3,905	15,626
Subordinated notes	5,155	—	—	—	5,155
Total Obligations	$414,895	$229,727	$122,458	$41,929	$20,781

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

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks.  The regulatory capital standards categorize assets and off-balance sheet items into four categories that weigh balance sheet assets according to risk, requiring more capital for holding higher risk assets.  The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings.  The Company had a ratio of total capital to risk-weighted assets of 15.9% and 15.3% at December 31, 2013 and 2012, respectively.  The ratio of Tier 1 capital to risk-weighted assets was 14.6% and 14.0% at December 31, 2013 and 2012, respectively.  The Company’s leverage ratio was 9.4% at December 31, 2013 compared to 9.1% at December 31, 2012. These ratios include the trust-preferred securities in Tier 1 capital for regulatory capital adequacy determination purposes. These ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

Regulatory capital levels for the Company meet those established for well-capitalized institutions. While we are currently considered well-capitalized, we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

Shareholders' equity was $112.6 million at year-end 2013 compared with $113.9 million at year-end 2012. During 2013, the Company declared common stock dividends of $0.24 per share, compared to $0.20 per share in 2012 and 2011. The dividend payout ratio, based on net income available to common shareholders, was 27.6% in 2013, 21.7% in 2012 and 28.2% in 2011.

The primary source of funds for dividends paid by the Company to its shareholders is the dividends received from its subsidiaries.  Federal regulatory agencies impose certain restrictions on the payment of dividends and the transfer of assets from the banking subsidiaries to the holding company.  Historically, these restrictions have not had an adverse impact on the Company’s dividend policy.

Short-term Borrowings

The Company has various unused lines of credit available from certain correspondent banks in the aggregate amount of $24.0 million and a borrowing capacity of $43.1 million with the Federal Reserve Bank of Richmond.  These lines of credit, which bear interest at prevailing market rates, permit the Company to borrow funds in the overnight market, and are renewable annually subject to certain conditions.  Securities sold under agreements to repurchase include an interest bearing product that the Company has developed which integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank.  This account is referred to as Tredegar Institutional Select.  The overall balance of this product was $42.1 million at December 31, 2013. All repurchase agreements entered into by the Company are accounted for as collateralized financings.  No repurchase agreements are accounted for as sales.

The following table shows the distribution of the Company’s short-term borrowings at the end of each of the last three years.

(Dollars in thousands)	Securities sold under agreements to repurchase	Short-term borrowings
At December 31:
2013	$34,539	$—
2012	33,975	11,873
2011	31,686	28,331
Weighted-average interest rate at year-end:
2013	0.90%	3.14%
2012	0.90	5.00
2011	1.04	5.00
Maximum amount outstanding at any month's end:
2013	$41,684	$—
2012	38,949	17,656
2011	36,617	28,331
Average amount outstanding during the year:
2013	$36,227	$—
2012	34,177	8,725
2011	33,162	9,555
Weighted-average interest rate during the year:
2013	0.91%	3.45%
2012	0.97	4.49
2011	0.88	3.33

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $24.0 million, none of which were outstanding at December 31, 2013.  Middleburg Bank is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  Available borrowing capacity from this source at December 31, 2013 was $43.1 million.  At December 31, 2013 and 2012, Middleburg Bank had $22.1 million and $21.3 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.  At December 31, 2013 and 2012, the Company had $12.4 million and $15.0 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions with remaining maturities of greater than one year.

As of December 31, 2013, Middleburg Bank had remaining credit availability in the amount of $282.8 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  Through December 13, 2013, Southern Trust Mortgage had $24.0 million in a revolving line of credit with a regional bank, which was primarily used to fund its mortgages held for sale.   This line of credit expired on December 13, 2013 and was not renewed.

At December 31, 2013, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments and unencumbered securities available for sale were 25.7% of total deposits and liabilities.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis during the fiscal years of 2013 and 2012 as compared to the 20% Board-approved policy limit.

Estimated Net Interest Income Sensitivity
Rate Change	December 31, 2013	December 31, 2012
+ 200 bps	2.7%	0.4%
- 200 bps	(11.6)%	(11.1)%

At the end of 2013, the Company’s interest rate risk model indicated that in a  rate environment of an immediate 200 basis points increase, net interest income will increase by 2.7% over a 12-month period.  For the same time period, the interest rate risk model indicated that, in a rate environment of an immediate 200 basis points decrease, net interest income could decrease by 11.6% over a 12-month period.  Down rate scenarios were not meaningful in the interest rate environment that prevailed as of December 31, 2013. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

The Company’s specific goal is to lower, where possible, the cost of its borrowed funds.

The preceding sensitivity analysis does not represent the Company's forecast and should not be relied upon as being indicative of expected operating results.  These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cash flows.  While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances about the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2013 and 2012;

•	Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011; and

•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and there has been no change in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to effect the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation, integrity and fair presentation of the Company’s financial statements for the year ended December 31, 2013.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2013.  This assessment was based on criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2013.  Management’s assessment did not determine any material weakness within the Company’s internal control structure.

The financial statements for the year ended December 31, 2013  have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C.  Personnel from that firm were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors – Nominees for Election for Terms Expiring in 2014” and “ – Executive Officers Who Are Not Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “– Code of Ethics” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Corporate Governance and the Board of Directors – Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership – Security Ownership of Management” and “– Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Equity Compensation Plans” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G (3) of Form 10-K, the information contained under the heading “Executive Compensation – Transactions with Management” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Audit Information – Fees of Independent Public Accountants” and “Pre-Approval Policies” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

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

3.3	Bylaws of the Company (restated in electronic format as of January 22, 2014).
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
101
The following materials from the Middleburg Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.)

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

MIDDLEBURG FINANCIAL CORPORATION

Date:	March 14, 2014	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date:	March 14, 2014	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

Date:	March 14, 2014	By:	/s/ Tammy P. Frazier
Tammy P. Frazier
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph L. Boling*	Chairman of the Board and Director	March 14, 2014
Joseph L. Boling
/s/ Gary R. Shook	Chief Executive Officer and President	March 14, 2014
Gary R. Shook	(Principal Executive Officer)
/s/ Raj Mehra	Executive Vice President and Chief Financial Officer	March 14, 2014
Raj Mehra	(Principal Financial Officer)
/s/ Tammy P. Frazier	Senior Vice President and Chief Accounting Officer	March 14, 2014
Tammy P. Frazier	(Principal Accounting Officer)
/s/ Howard M. Armfield*	Director	March 14, 2014
Howard M. Armfield
/s/ Henry F. Atherton, III*	Director	March 14, 2014
Henry F. Atherton, III
/s/ Childs F. Burden*	Director	March 14, 2014
Childs F. Burden
/s/ John Rust*	Director	March 14, 2014
John Rust
/s/ Alexander G. Green, III*	Director	March 14, 2014
Alexander G. Green, III

/s/ Gary D. LeClair*	Director	March 14, 2014
Gary D. LeClair
/s/ John C. Lee, IV*	Director	March 14, 2014
John C. Lee, IV
/s/ Keith W. Meurlin*	Director	March 14, 2014
Keith W. Meurlin
/s/ Janet A. Neuharth*	Director	March 14, 2014
Janet A. Neuharth
/s/ Mary Leigh McDaniel*	Director	March 14, 2014
Mary Leigh McDaniel

*          Tammy P. Frazier, by signing her name hereto, signs this document on behalf of each of the persons indicated by an asterisk above pursuant to the powers of attorney duly executed by such persons and filed with the SEC as Exhibit 24.1 to this Annual Report on Form 10-K.
/s/ Tammy P. Frazier
Tammy P. Frazier        March 14, 2014

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

3.3	Bylaws of the Company (restated in electronic format as of January 22, 2014).

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

101
The following materials from the Middleburg Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements.

MIDDLEBURG FINANCIAL CORPORATION

Middleburg, Virginia

FINANCIAL REPORT

DECEMBER 31, 2013

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middleburg Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of Middleburg Financial Corporation and subsidiaries' internal control over financial reporting.

Winchester, Virginia
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited Middleburg Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Middleburg Financial Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Middleburg Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of Middleburg Financial Corporation and subsidiaries and our report dated March 14, 2014 expressed an unqualified opinion.

Winchester, Virginia
March 14, 2014

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
	December 31,
	2013	2012
ASSETS
Cash and due from banks	$6,648	$7,139
Interest bearing deposits with other institutions	60,695	47,276
Total cash and cash equivalents	67,343	54,415
Securities available for sale	328,423	319,457
Loans held for sale, net	33,175	82,114
Restricted securities, at cost	6,780	6,990
Loans, net of allowance for loan losses of $13,320 and $14,311, respectively	715,160	695,166
Premises and equipment, net	20,017	20,587
Goodwill and identified intangibles	5,346	6,017
Other real estate owned, net of valuation allowance of $398 and $1,707, respectively	3,424	9,929
Prepaid federal deposit insurance	—	3,015
Bank owned life insurance	21,955	16,484
Accrued interest receivable and other assets	26,130	22,607
TOTAL ASSETS	$1,227,753	$1,236,781
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$185,577	$167,137
Savings and interest bearing demand deposits	528,879	522,740
Time deposits	267,940	292,023
Total deposits	982,396	981,900
Securities sold under agreements to repurchase	34,539	33,975
Short-term borrowings	—	11,873
Federal Home Loan Bank borrowings	80,000	77,912
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	10,590	8,844
TOTAL LIABILITIES	1,112,680	1,119,659
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized; 7,080,591 and 7,052,554 issued and outstanding, respectively)	17,403	17,357
Capital surplus	44,251	43,869
Retained earnings	50,689	46,235
Accumulated other comprehensive income	232	6,467
Total Middleburg Financial Corporation shareholders' equity	112,575	113,928
Non-controlling interest in consolidated subsidiary	2,498	3,194
TOTAL SHAREHOLDERS' EQUITY	115,073	117,122
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,227,753	$1,236,781

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
	Years Ended December 31,
	2013	2012	2011
INTEREST INCOME
Interest and fees on loans	$35,248	$37,895	$39,392
Interest and dividends on securities available for sale
Taxable	6,105	6,408	6,627
Tax-exempt	2,555	2,403	2,363
Dividends	232	193	144
Interest on deposits in banks and federal funds sold	132	124	110
Total interest and dividend income	44,272	47,023	48,636
INTEREST EXPENSE
Interest on deposits	4,911	6,916	8,867
Interest on securities sold under agreements to repurchase	325	332	293
Interest on short-term borrowings	123	392	318
Interest on FHLB borrowings and other debt	1,208	1,184	1,213
Total interest expense	6,567	8,824	10,691
NET INTEREST INCOME	37,705	38,199	37,945
Provision for loan losses	109	3,438	2,884
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	37,596	34,761	35,061
NON-INTEREST INCOME
Service charges on deposit accounts	2,291	2,197	2,095
Trust services income	3,970	3,751	3,636
Gains on loans held for sale	15,652	21,014	11,906
Gains on securities available for sale, net	418	445	460
Total other-than-temporary impairment losses	—	(46)	(27)
Portion of loss recognized in other comprehensive income	—	46	2
Net impairment losses	—	—	(25)
Commissions on investment sales	470	518	393
Fees on mortgages held for sale	103	186	333
Bank owned life insurance	472	459	486
Other operating income	1,163	884	678
Total non-interest income	24,539	29,454	19,962
NON-INTEREST EXPENSE
Salaries and employee benefits	30,627	30,417	27,373
Occupancy and equipment	7,269	7,050	6,748
Advertising	1,457	2,034	1,399
Computer operations	1,860	1,572	1,501
Other real estate owned	1,455	2,721	2,564
Other taxes	751	813	812
Federal deposit insurance	822	1,050	1,260
Goodwill impairment	500	—	—
Other operating expenses	9,300	8,602	7,354
Total non-interest expense	54,041	54,259	49,011
Income before income taxes	8,094	9,956	6,012
Income tax expense	1,931	1,966	1,350
NET INCOME	6,163	7,990	4,662
Net (income) loss attributable to non-controlling interest	(9)	(1,504)	298
Net income attributable to Middleburg Financial Corporation	$6,154	$6,486	$4,960

Earnings per share:
Basic	$0.87	$0.92	$0.71
Diluted	$0.87	$0.92	$0.71

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
	Years Ended December 31,
	2013	2012	2011

Net income	$6,163	$7,990	$4,662
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax of $3,212, $1,511, and $2,826, respectively	(6,234)	2,932	5,485
Reclassification adjustment for gains included in net income, net of tax of $142, $151,and $156, respectively	(276)	(294)	(304)
Unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of $0, $0, and $9, respectively	—	—	16
Unrealized gain (loss) on interest rate swap, net of tax of $142, $50, and $213, respectively	275	(97)	(413)
Change in benefit obligation and plan assets for defined benefit plan, net of tax of $0, $0, and $80, respectively	—	—	154
Total other comprehensive income (loss)	(6,235)	2,541	4,938
Total comprehensive income (loss)	(72)	10,531	9,600
Comprehensive loss (income) attributable to non-controlling interest	(9)	(1,504)	298
Comprehensive income (loss) attributable to Middleburg Financial Corporation	$(81)	$9,027	$9,898

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except for share and per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Non-Controlling Interest	Total
Balance December 31, 2010	$17,314	$43,058	$37,593	$(1,012)	$3,040	$99,993

Net income (loss)	—	—	4,960	—	(298)	4,662
Other comprehensive income, net of tax	—	—	—	4,938	—	4,938
Cash dividends – ($0.20 per share)	—	—	(1,396)	—	—	(1,396)
Distributions to non-controlling interest	—	—	—	—	(641)	(641)
Restricted stock vesting (7,922)	19	(19)	—	—	—	—
Repurchase of restricted stock	(2)	(12)	—	—	—	(14)
Share-based compensation	—	471	—	—	—	471
Balance December 31, 2011	$17,331	$43,498	$41,157	$3,926	$2,101	$108,013

Net income	—	—	6,486	—	$1,504	7,990
Other comprehensive income, net of tax	—	—		2,541	—	2,541
Cash dividends – ($0.20 per share)	—	—	(1,408)	—	—	(1,408)
Distributions to non-controlling interest	—	—	—	—	(411)	(411)
Restricted stock vesting (12,932 shares)	33	(33)	—	—	—	—
Repurchase of restricted stock (2,736 shares)	(7)	(36)	—	—	—	(43)
Share-based compensation	—	440	—	—	—	440
Balance December 31, 2012	$17,357	$43,869	$46,235	$6,467	$3,194	$117,122

Net income	—	—	6,154	—	9	6,163
Other comprehensive loss, net of tax	—	—	—	(6,235)	—	(6,235)
Cash dividends – ($0.24 per share)	—	—	(1,700)	—	—	(1,700)
Distributions to non-controlling interest	—	—	—	—	(705)	(705)
Restricted stock vesting (21,455 shares)	54	(54)	—	—	—	—
Repurchase of restricted stock (5,467 shares)	(15)	(88)	—	—	—	(103)
Exercise of stock options (2,743 shares)	7	32	—	—	—	39
Share-based compensation	—	492	—	—	—	492
Balance December 31, 2013	$17,403	$44,251	$50,689	$232	$2,498	$115,073

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash Flows From Operating Activities
Net income	$6,163	$7,990	$4,662
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,983	1,953	1,882
Provision for loan losses	109	3,438	2,884
Net (gain) on securities available for sale	(418)	(445)	(435)
Net loss on disposal of assets	141	107	42
Goodwill impairment	500	—	—
Premium amortization on securities, net	3,530	3,691	2,837
Deferred income tax expense (benefit)	(384)	1,207	525
Origination of loans held for sale	(728,863)	(945,611)	(682,306)
Proceeds from sales of loans held for sale	793,454	977,025	661,059
Net (gains) on mortgages held for sale	(15,652)	(21,014)	(11,906)
Share-based compensation	492	440	471
Net (gain) loss on sale of other real estate owned	747	(125)	330
Valuation adjustment on other real estate owned	235	1,727	1,453
Decrease in prepaid FDIC insurance	3,015	978	1,161
Changes in assets and liabilities:
Decrease (increase) in other assets	293	(4,955)	(3,730)
Increase (decrease) in other liabilities	1,746	1,950	(426)
Net cash provided by (used in) operating activities	$67,091	$28,356	$(21,497)
Cash Flows from Investing Activities
Proceeds from maturity, calls and sales of securities available for sale	109,794	134,040	98,215
Purchase of securities available for sale	(132,155)	(144,503)	(148,944)
(Purchase) redemption of restricted stock	210	127	(821)
Purchases of bank premises and equipment, net	(928)	(1,045)	(1,294)
Net (increase) in loans	(22,492)	(50,178)	(20,708)
Proceeds from sale of other real estate owned	7,602	5,348	2,948
Purchase of bank-owned life insurance	(5,000)	—	—
Net cash (used in) investing activities	$(42,969)	$(56,211)	$(70,604)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	$24,579	$85,903	$36,768
Net (decrease) increase in certificates of deposit	(24,083)	(33,872)	2,795
Increase in securities sold under agreements to repurchase	564	2,289	6,124
Increase (decrease) in short-term borrowings	(11,873)	(16,458)	15,011
Increase (decrease) in FHLB borrowings	2,088	(5,000)	20,000
Distributions to non-controlling interest	(705)	(411)	(641)
Payment of dividends on common stock	(1,700)	(1,408)	(1,396)
Net proceeds from issuance of common stock	39	—	—
Repurchase of stock	(103)	(43)	(14)
Net cash (used in) provided by financing activities	$(11,194)	$31,000	$78,647
Increase (decrease) in cash and and cash equivalents	12,928	3,145	(13,454)
Cash and cash equivalents at beginning of year	54,415	51,270	64,724
Cash and cash equivalents at end of year	$67,343	$54,415	$51,270
Supplemental Disclosures of Cash Flow Information
Interest paid	$6,720	$9,014	$10,725
Income taxes	$—	$2,500	$900
Supplemental Disclosure of Non-Cash Transactions
Unrealized (loss) gain on securities available for sale	$(9,864)	$3,998	$7,873
Change in market value of interest rate swap	$417	$(147)	$(626)
Pension liability adjustment	$—	$—	$234
Transfer of loans to other real estate owned	$2,389	$8,493	$5,932
Loans originated from sale of other real estate owned	$—	$149	$533
Transfer of other real estate owned to bank premises	$310	$—	$527
See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Middleburg Financial Corporation (the “Company”) is a bank holding company and through its banking subsidiary, Middleburg Bank, grants commercial, financial, agricultural, residential and consumer loans to customers principally in Loudoun County, Fauquier County and Fairfax County, Virginia as well as the Town of Williamsburg and the City of Richmond.  The loan portfolio is well diversified and generally is collateralized by assets of the borrowers.  The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Middleburg Trust Company is a non-banking subsidiary of Middleburg Financial Corporation which offers a comprehensive range of fiduciary and investment management services to individuals and businesses.  Middleburg Financial Corporation, through its banking subsidiary, Middleburg Bank, has a controlling interest in Southern Trust Mortgage LLC, which originates and sells mortgages secured by personal residences primarily in the southeastern United States.

The accounting and reporting policies of the Company conform to U. S. generally accepted accounting principles and to accepted practice within the banking industry.

Principles of Consolidation

The consolidated financial statements of Middleburg Financial Corporation and its wholly owned subsidiaries, Middleburg Bank, Middleburg Investment Group, Inc., Middleburg Trust Company and Middleburg Bank Service Corporation include the accounts of all companies.  Also included in the consolidation are Southern Trust Mortgage LLC and MFC Capital Trust II.  At December 31, 2013, the Company owned 62.3% of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank. The issued and outstanding interest of Southern Trust Mortgage not held by the Company is reported as Non-Controlling Interest in Consolidated Subsidiary.  Accounting Standards Codification Topic 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in MFC Capital Trust II, which approximated $155,000 for each of the years ended December 31, 2013 and 2012.  The subordinate debt of the trust preferred entity is reflected as a liability of the Company.  All material intercompany balances and transactions have been eliminated in consolidation.

Securities

Investments in debt securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading based on management’s intent.  Currently all debt securities are classified as available for sale.  Equity investments in the FHLB and the Federal Reserve Bank of Richmond are separately classified as restricted securities and are carried at cost.  Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Impairment of securities occurs when the fair value of a security is less than its amortized cost.  For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the intent is to sell the security or (ii) it is more likely than not that it will be necessary to sell the security prior to recovery of its amortized cost.  If, however, management’s intent is not to sell the security and it is not more than likely that management will be required to sell the security before recovery, management must determine what portion of the impairment is attributable to credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security.  If there is no credit loss, there is no other-than-temporary impairment.  If there is a credit loss, other-than-temporary impairment exists and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss).

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

Loans

The Company grants mortgage, commercial, and consumer loans to clients.  The loan portfolio is segmented into commercial loans, real estate loans, and consumer loans.  Real estate loans are further divided into the following classes:  construction; farmland; 1-4 family residential; and other real estate loans.  Descriptions of the Company’s loan classes are as follows:

Commercial Loans: Commercial loans are typically secured with non-real estate commercial property.  The Company makes commercial loans primarily to middle market businesses located within our market area.

Real Estate Loans – Construction: The Company originates construction loans for the acquisition and development of land and construction of condominiums, townhomes, and 1-4 family residences. This class also includes acquisition, development and construction loans for retail and other commercial purposes, primarily in our market areas.

Real Estate Loans- Farmland:  Loans secured by agricultural property and not included in Real Estate – Other.

Real Estate Loans – 1-4 Family:  This class of loans includes loans secured by 1-4 family homes.  The Company’s general practice is to sell the majority of its newly originated fixed-rate residential real estate loans in the secondary mortgage market through its wholly owned subsidiary, Southern Trust Mortgage, and to hold in its portfolio adjustable rate residential real estate loans and loans in close proximity to its financial service centers.

Real Estate Loans – Other: This loan class consists primarily of loans secured by multi-unit residential property and owner and non-owner occupied commercial and industrial property.  This class also includes loans secured by real estate which do not fall into other classifications.

Consumer Loans: Consumer loans include all loans made to individuals for consumer or personal purposes.  They include new and used auto loans, unsecured loans, lines of credit and home equity loans and lines of credit.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Deferred fees and costs include discounts and premiums on syndicated and guaranteed loans purchased. Interest income is accrued on the unpaid principal balance.  Loan origination and commitment fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the loan yield over the life of the related loan.

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

To determine the allowance for loan losses, loans are pooled by portfolio segment and losses are modeled using historical experience, and quantitative and other mathematical techniques over the loss emergence period.  Each class of loan requires exercising significant judgment to determine the estimation that fits the credit risk characteristics of its portfolio segment.  The Company uses internally developed models in this process.  Management must use judgment in establishing additional input metrics for the modeling processes.  The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end user controls are appropriate and properly documented.

The establishment of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and responds to changes in economic conditions, customer behavior, and collateral value, among other influences.  From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional amounts to or release balances from the allowance for loan losses.  Qualitative factors considered in the allowance for loan losses evaluation include the levels and trends in delinquencies and nonperforming loans, trends in volume and terms of loans, the effects of any changes in lending policies, the experience, ability, and depth of management, national and local economic trends and conditions, concentrations of credit, the quality of the Company’s loan review system, competition and regulatory requirements.  The Company’s allowance for loan losses is sensitive to risk ratings assigned to individually evaluated loans and economic assumptions and delinquency trends driving statistically modeled reserves.  Individual loan risk ratings are evaluated based on each situation by experienced senior credit officers.

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

Loan Charge-off Policies

Commercial and consumer loans are generally charged off when:
•they are 90 days past due;
•the collateral is repossessed; or
•the borrower has filed bankruptcy.

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

For all classes of loans, impairment is measured on a loan-by-loan basis by comparing the loan balance to either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Any variance in values is charged off when determined.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”).  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. All identified TDRs are considered to be impaired loans.

Management considers troubled debt restructurings and subsequent defaults in restructured loans in the determination of the adequacy of the Company's allowance for loan losses. When identified as a TDR, a loan is evaluated for potential loss as noted above for impaired loans. Loans identified as TDRs frequently are on nonaccrual status at the time of the restructuring and, in some cases, partial charge-offs may have already been taken against the loan and a specific allowance may have already been established for the loan. As a result of any modification as a TDR, the specific reserve associated with the loan may be increased. Additionally, loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future defaults. If loans modified in a TDR subsequently default, the Company evaluates them for possible further impairment. As a result, any specific allowance may be increased, adjustments may be made in the allocation of the total allowance balance, or partial charge-offs may be taken to further write-down the carrying value of the loan. Management exercises significant judgment in developing estimates for potential losses associated with TDRs.

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

Other Real Estate Owned

Real estate acquired by foreclosure is carried at fair market value less an allowance for estimated selling expenses on the future disposition of the property.  Revenue and expenses from operations and changes in the valuation are included in the net expenses from other real estate owned.

Goodwill and Intangible Assets

With the adoption of Accounting Standards Update (ASU) 2011-08, "Intangible-Goodwill and Other-Testing Goodwill for Impairment", the Company is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, the Company determines that it is more likely than not that the fair value is less than its carrying amount. If the likelihood of impairment is more than 50 percent, the Company must perform a test for impairment and may be required to record impairment charges. The Company completed an annual test for impairment during the fourth quarter of 2013 and determined there was goodwill impairment of $500,000 related to the Company's subsidiary, Southern Trust Mortgage.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. No liabilities for unrecognized tax benefits have been recognized as of December 31, 2013 or 2012.

Trust Company Assets

Securities and other properties held by Middleburg Trust Company in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, warrants and non-vested restricted stock awards, and are determined using the treasury stock method.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold and purchased for one-day periods.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, other real estate owned, other-than-temporary impairment of securities, and the valuation of financial instruments.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, changes in the fair value of interest rate swaps, and pension liability adjustments, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

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

Derivative Financial Instruments

The Company utilizes derivative financial instruments as a part of its asset-liability management program to control exposure to interest rate changes and fluctuations in market values and cash flows associated with certain financial instruments. The Company accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Company designates each transaction at its inception.

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

As of December 31, 2013, the Company had both fair value hedges and cash flow hedges on its balance sheet as well as derivative financial instruments that have not been designated as hedging instruments.  The derivatives are reported at fair value as of each balance sheet date. For designated cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings as are changes in market value of derivatives not designated as hedging instruments.

Information concerning each of the Company's categories of derivatives as of December 31, 2013 and 2012 is presented in Note 24 to the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to current year presentation. No reclassifications were significant.

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

Share-Based Employee Compensation Plan

At December 31, 2013, the Company had a share-based employee compensation plan which is described more fully in Note 8 to the consolidated financial statements. Compensation cost relating to share-based payment transactions is recognized in the consolidated financial statements.  That cost is measured based on the fair value of the equity instruments issued and recognized over the applicable vesting period.  The Company recognized $492,000, $440,000, and $471,000 in compensation expense during 2013, 2012, and 2011, respectively, as a result of partially vested stock grants and vested stock options.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

Note 2.	Securities

Amortized costs and fair values of securities available for sale as of December 31, 2013 and 2012, are summarized as follows:

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$21,367	$304	$(332)	$21,339
Obligations of states and political subdivisions	68,904	1,083	(2,749)	67,238
Mortgage-backed securities:
Agency	166,095	3,539	(1,624)	168,010
Non-agency	22,029	116	(211)	21,934
Other asset backed securities	33,883	710	(175)	34,418
Corporate preferred stock	69	5	—	74
Corporate securities	15,680	58	(328)	15,410
Total	$328,027	$5,815	$(5,419)	$328,423

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$15,391	$459	$(28)	$15,822
Obligations of states and political subdivisions	74,485	3,920	(105)	78,300
Mortgage-backed securities:
Agency	161,564	5,659	(280)	166,943
Non-agency	15,310	287	(18)	15,579
Other asset backed securities	33,648	1,079	(85)	34,642
Corporate preferred stock	68	—	(6)	62
Corporate securities	8,730	12	(633)	8,109
Total	$309,196	$11,416	$(1,155)	$319,457

The amortized cost and fair value of securities available for sale as of December 31, 2013, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,893	$3,965
Due after one year through five years	32,395	32,896
Due after five years through ten years	31,430	30,541
Due after ten years	38,233	36,585
Mortgage-backed securities	188,124	189,944
Other asset backed securities	33,883	34,418
Corporate preferred stock	69	74
Total	$328,027	$328,423

Proceeds from sales of securities during 2013, 2012, and 2011 were $24.2 million, $41.0 million, and $37.6 million, respectively.  Gross gains of $732,000, $743,000, and $476,000, and gross losses of $314,000, $298,000, and $16,000, were realized on those sales, respectively. There were no losses recognized for impaired securities in 2013 and 2012. During 2011, $25,000 in losses were recognized for impaired securities.  The tax expense applicable to these net realized gains, losses, and impairment charges amounted to $142,000, $151,000, and $148,000, respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $102.3 million and $142.2 million at December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, investments in an unrealized loss position that are temporarily impaired are as follows:

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$10,218	$(273)	$1,416	$(59)	$11,634	$(332)
Obligations of states and political subdivisions	24,568	(2,539)	1,798	(210)	26,366	(2,749)
Mortgage-backed securities:
Agency	50,048	(1,264)	8,228	(360)	58,276	(1,624)
Non-agency	14,505	(152)	1,351	(59)	15,856	(211)
Other asset backed securities	1,585	(39)	2,187	(136)	3,772	(175)
Corporate preferred stock	—	—	—	—	—	—
Corporate securities	6,247	(274)	4,446	(54)	10,693	(328)
Total	$107,171	$(4,541)	$19,426	$(878)	$126,597	$(5,419)

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$3,850	$(28)	$16	$—	$3,866	$(28)
Obligations of states and political subdivisions	6,966	(105)	—	—	6,966	(105)
Mortgage-backed securities:
Agency	24,344	(234)	1,241	(46)	25,585	(280)
Non-agency	3,295	(18)	—	—	3,295	(18)
Other asset backed securities	2,791	(57)	1,418	(28)	4,209	(85)
Corporate preferred stock	—	—	33	(6)	33	(6)
Corporate securities	—	—	6,867	(633)	6,867	(633)
Total	$41,246	$(442)	$9,575	$(713)	$50,821	$(1,155)

A total of 132 securities have been identified by the Company as temporarily impaired at December 31, 2013.  Of the 132 securities, 131 are investment grade and one is speculative grade.  Mortgage-backed securities and municipal securities make up the majority of temporarily impaired securities at December 31, 2013.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of December 31, 2013.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Trust preferred securities

As of December 31, 2013 and 2012 the Company held no trust preferred securities in its investment portfolio.

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

Other-than-temporary impairment losses

At December 31, 2013, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity. For debt securities related to corporate securities, the Company determined that there was no other adverse change in the cash flows as viewed by a market participant; therefore, the Company does not consider the investments in these assets to be other-than-temporarily impaired at December 31, 2013.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future. For the years ended December 31, 2013 and December 31, 2012, no credit related impairment losses were recognized by the Company.

The Company’s investment in FHLB stock totaled $5.1 million at December 31, 2013.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2013, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the consolidated balance sheets and is not part of the available for sale portfolio.

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

	2013		2012
(Dollars in thousands)	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
Real estate loans:
Construction	$36,025	5.0%	$50,218	7.1%
Secured by farmland	16,578	2.3	11,876	1.7
Secured by 1-4 family residential	273,384	37.5	260,620	36.7
Other real estate loans	260,333	35.7	254,930	35.9
Commercial loans	129,554	17.8	118,573	16.8
Consumer loans	12,606	1.7	13,260	1.8
Total Gross Loans (1)	728,480	100.0%	709,477	100.0%
Less allowance for loan losses	13,320		14,311
Net loans	$715,160		$695,166

(1)	Gross loan balances at December 31, 2013 and 2012 are net of deferred loan costs of $2.4 million and $2.1 million, respectively.

Loans presented in the table above exclude loans held for sale.  The Company had $33.2 million and $82.1 million in mortgages held for sale at December 31, 2013 and 2012, respectively.

The following tables present a contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2013 and December 31, 2012.

	December 31, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$76	$1,649	$554	$2,279	$33,746	$36,025
Secured by farmland	—	—	—	—	16,578	16,578
Secured by 1-4 family residential	590	3,751	1,022	5,363	268,021	273,384
Other real estate loans	116	—	4,197	4,313	256,020	260,333
Commercial loans	162	1,513	27	1,702	127,852	129,554
Consumer loans	31	9	38	78	12,528	12,606
Total	$975	$6,922	$5,838	$13,735	$714,745	$728,480

	December 31, 2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$108	$2,043	$2,151	$48,067	$50,218
Secured by farmland	415	—	—	415	11,461	11,876
Secured by 1-4 family residential	1,625	568	1,910	4,103	256,517	260,620
Other real estate loans	197	361	6,112	6,670	248,260	254,930
Commercial loans	—	44	144	188	118,385	118,573
Consumer loans	27	10	32	69	13,191	13,260
Total	$2,264	$1,091	$10,241	$13,596	$695,881	$709,477

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31 of the indicated year:

	2013		2012
(Dollars in thousands)	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
Real estate loans:
Construction	$2,368	$268	$2,861	$780
Secured by 1-4 family residential	9,458	539	8,761	228
Other real estate loans	6,045	—	7,866	—
Commercial loans	1,844	—	2,146	34
Consumer loans	37	1	30	2
Total	$19,752	$808	$21,664	$1,044

If interest on nonaccrual loans had been accrued, such income would have approximated $1.8 million, $1.4 million, and $1.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company utilizes an internal asset classification system as a means of measuring and monitoring credit risk in the loan portfolio.  Under the Company’s classification system, problem and potential problem loans are classified as “Special Mention”, “Substandard”, and “Doubtful”.

Special Mention:  Loans with potential weaknesses that deserve management’s close attention.  If  left uncorrected, the potential weaknesses may result in the deterioration of the repayment prospects for the credit.

Substandard:  Loans with well-defined weakness that jeopardize the liquidation of the debt.  Either the paying capacity of the borrower or the value of the collateral may be inadequate to protect the Company from potential losses.

Doubtful:  Loans with a very high possibility of loss.  However, because of important and reasonably specific pending factors, classification as a loss is deferred until a more exact status may be determined.

Loss: Loans are deemed uncollectible and are charged off immediately.

The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system as of December 31 of the indicated year:

December 31, 2013
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$31,143	$8,067	$253,654	$238,811	$126,246	$12,510	$670,431
Special Mention	2,245	7,903	1,732	9,475	775	15	22,145
Substandard	2,090	608	16,158	12,047	2,419	44	33,366
Doubtful	547	—	1,840	—	114	37	2,538
Loss	—	—	—	—	—	—	—
Ending Balance	$36,025	$16,578	$273,384	$260,333	$129,554	$12,606	$728,480

December 31, 2012
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$29,741	$11,068	$237,121	$228,052	$112,298	$13,134	$631,414
Special Mention	15,540	199	3,767	12,949	3,332	47	35,834
Substandard	3,902	609	18,333	12,887	2,831	49	38,611
Doubtful	1,035	—	1,399	1,042	112	30	3,618
Loss	—	—	—	—	—	—	—
Ending Balance	$50,218	$11,876	$260,620	$254,930	$118,573	$13,260	$709,477

The following tables present loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2013 and 2012:

	December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,924	$2,475	$—	$1,975	$13
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,930	4,452	—	4,415	6
Other real estate loans	4,458	4,458	—	4,552	104
Commercial loans	2,115	2,115	—	2,267	—
Consumer loans	—	—	—	—	—
Total with no related allowance	$12,427	$13,500	$—	$13,209	$123
With an allowance recorded:
Real estate loans:
Construction	$712	$712	$486	$878	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	6,481	6,428	3,045	6,632	47
Other real estate loans	4,684	4,684	812	4,840	71
Commercial loans	355	377	275	399	10
Consumer loans	37	37	37	39	—
Total with a related allowance	$12,269	$12,238	$4,655	$12,788	$128
Total	$24,696	$25,738	$4,655	$25,997	$251

	December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,819	$2,370	$—	$2,543	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,248	3,667	—	3,712	50
Other real estate loans	3,135	3,178	—	3,141	91
Commercial loans	1,947	1,947	—	1,924	—
Consumer loans	—	—	—	—	—
Total with no related allowance	$10,149	$11,162	$—	$11,320	$141
With an allowance recorded:
Real estate loans:
Construction	$1,150	$2,250	$166	$1,685	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	7,544	8,203	2,724	7,842	65
Other real estate loans	7,505	7,605	1,045	7,691	73
Commercial loans	417	464	338	446	14
Consumer loans	30	30	30	30	—
Total with a related allowance	$16,646	$18,552	$4,303	$17,694	$152
Total	$26,795	$29,714	$4,303	$29,014	$293

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table.  The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged-off on each loan.

Included in certain loan categories of impaired loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at December 31, 2013 was $15.6 million of which $10.9 million were included in the Company’s nonaccrual loan totals at that date and $4.7 million represented loans performing as agreed according to the restructured terms. This compares with $12.0 million in total restructured loans at December 31, 2012.  The amount of the valuation allowance related to TDRs was $2.8 million and $2.0 million as of December 31, 2013 and 2012 respectively.

Loan modifications that were classified as TDRs during the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
(Dollars in thousands)	2013		2012
Class of Loan	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	4	$698	1	$108
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	12	3,207	11	3,665
Other real estate loans	5	805	2	1,418
Total real estate loans	21	4,710	14	5,191
Commercial loans	2	509	1	61
Consumer loans	—	—	—	—
Total	23	$5,219	15	$5,252

Of the 23 contracts classified as TDRs during 2013, the terms were extended for 18 loans, the interest rates were lowered for 18 loans and 12 loans were placed on interest only payment methods. During 2012, of the 15 loans that were considered to be TDRs, the terms were extended for 3 loans, the interest rates were lowered for 9 loans and 3 loans were placed on interest only payment methods.

During the year ended December 31, 2013, the Company identified as TDRs 13 loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying these loans as TDRs, the Company evaluated them for impairment. The accounting amendments require prospective application of the impairment measurement guidance for those loans newly identified as impaired. As of December 31, 2013, the recorded investment in the loans restructured during 2013 for which the allowance was previously measured under a general allowance methodology was $3.5 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $1.3 million.

During the year ended December 31, 2012, the Company identified as TDRs, five loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying these loans as TDRs, the Company evaluated them for impairment. As of December 31, 2012, the recorded investment in the loans restructured during 2012 for which the allowance was previously measured under a general allowance methodology was $1.7 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $341,000.

One loan modified as TDR during the year ended December 31, 2013 with a year end balance of $132,000 subsequently defaulted (i.e. 90 days or more past due following a restructuring) during the year. Three loans modified as TDRs during the year ended December 31, 2012 with a year end balance of $851,000 subsequently defaulted (i.e. 90 days or more past due following a restructuring) during 2013. One loan, secured by 1-4 family residential real estate, was modified as TDR prior to 2013 and charged-off during the year. The amount of the charge-off was $293,000.

Note 4.	Allowance for Loan Losses

The following table presents, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	December 31, 2013
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2012	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Charge-offs	(394)	—	(785)	(97)	(75)	(30)	(1,381)
Recoveries	68	—	140	37	9	27	281
Provision	(85)	31	1,103	(782)	(142)	(16)	109
Balance at December 31, 2013	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$486	$—	$3,045	$812	$275	$37	$4,655
Collectively evaluated for impairment	361	166	3,689	2,694	1,615	140	8,665
Total ending allowance balance	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Loans:
Individually evaluated for impairment	$2,636	$—	$10,411	$9,142	$2,470	$37	$24,696
Collectively evaluated for impairment	33,389	16,578	262,973	251,191	127,084	12,569	703,784
Total ending loans balance	$36,025	$16,578	$273,384	$260,333	$129,554	$12,606	$728,480

	December 31, 2012
(In Thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2011	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Charge-offs	(2,152)	—	(893)	(760)	(394)	(72)	(4,271)
Recoveries	2	—	388	86	12	33	521
Provision	2,511	25	(684)	637	859	90	3,438
Balance at December 31, 2012	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$166	$—	$2,724	$1,045	$338	$30	$4,303
Collectively evaluated for impairment	1,092	135	3,552	3,303	1,760	166	10,008
Total ending allowance balance	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Loans:
Individually evaluated for impairment	$2,969	$—	$10,792	$10,640	$2,364	$30	$26,795
Collectively evaluated for impairment	47,249	11,876	249,828	244,290	116,209	13,230	682,682
Total ending loans balance	$50,218	$11,876	$260,620	$254,930	$118,573	$13,260	$709,477

Note 5.	Premises and Equipment, Net

Premises and equipment consists of the following:

(Dollars in thousands)	2013	2012
Land	$2,370	$2,370
Facilities	20,675	20,472
Furniture, fixtures, and equipment	12,473	12,362
Construction in process and deposits on equipment	1,867	1,489
	37,385	36,693
Less accumulated depreciation	(17,368)	(16,106)
Total	$20,017	$20,587

Depreciation expense was $1.8 million, for the years ended December 31, 2013, and 2012, respectively and $1.6 million for the year ended December 31, 2011.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2013, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

2014	$3,014
2015	2,550
2016	2,166
2017	2,057
2018	1,848
Thereafter	15,626
$27,261

Rent expense was $3.7 million, $3.6 million, and $3.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 6.	Deposits

The Company has developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank. The overall balance of this product was $42.1 million and $56.9 million at December 31, 2013 and 2012, respectively.

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $146.0 million and $160.7 million at December 31, 2013 and 2012, respectively.

At December 31, 2013, the scheduled maturities of time deposits (in thousands) are as follows:

2014	$132,174
2015	51,470
2016	46,272
2017	35,944
2018	2,080
$267,940

At December 31, 2013 and 2012, overdraft demand deposits reclassified to loans totaled $133,000 and $312,000, respectively.

At December 31, 2013, one depositor, with $31.7 million, held approximately 3.2% of the total deposits at Middleburg Bank.

Middleburg Bank obtains certain deposits through the efforts of third-party brokers.  At December 31, 2013 and 2012, brokered deposits totaled $61.0 million and $65.1 million, respectively, and were included in time deposits.

Note 7.	Borrowings

As of December 31, 2013, Middleburg Bank had remaining credit availability in the amount of $282.8 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  Advances on the line are secured by all of the Company’s first lien residential real estate loans on 1-4 unit, single-family dwellings; home equity lines of credit; and eligible commercial real estate loans.   The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB of Atlanta. Any borrowings in excess of the qualifying collateral require pledging of additional assets.

The Company had $80.0 million of Federal Home Loan Bank advances outstanding as of December 31, 2013.  The interest rates on these advances ranged from 0.17% to 1.98% and the weighted-average rate was 1.13%.  The Company’s Federal Home Loan Bank advances totaled $77.9 million at December 31, 2012.  The weighted-average interest rate on these advances at December 31, 2012 was 1.17%.

The contractual maturities of the Company’s long-term debt are as follows:

(Dollars in thousands)	December 31, 2013
Due in 2014	$60,000
Due in 2015	15,000
Due in 2016	5,000
Total	$80,000

The outstanding balances and related information for Securities Sold Under Agreements to Repurchase, and Short-term Borrowings are summarized as follows:

(Dollars in thousands)	Securities sold under agreements to repurchase	Short-term borrowings
At December 31:
2013	$34,539	$—
2012	33,975	11,873
2011	31,686	28,331
Weighted-average interest rate at year-end:
2013	0.90%	3.14%
2012	0.90	5.00
2011	1.04	5.00
Maximum amount outstanding at any month's end:
2013	$41,684	$—
2012	38,949	17,656
2011	36,617	28,331
Average amount outstanding during the year:
2013	$36,227	$—
2012	34,177	8,725
2011	33,162	9,555
Weighted-average interest rate during the year:
2013	0.91%	3.45%
2012	0.97	4.49
2011	0.88	3.33

At December 31, 2013, Southern Trust Mortgage closed and did not renew their revolving line of credit with a regional bank which was primarily used to fund its mortgages held for sale. At December 31, 2013, this line of credit had a zero balance. This line of credit had a credit limit of $24 million at December 31, 2012 and was guaranteed by Middleburg Bank up to $10 million.

Southern Trust Mortgage also has a $75 million line of credit for financing mortgage notes it originates until such time the mortgage notes can be sold and a $5 million line of credit for operating purposes with Middleburg Bank, of which $32.3 million and $89,000, respectively, were outstanding at December 31, 2013.  These lines of credit are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.

The Company also has a line of credit with the Federal Reserve Bank of Richmond of $43.1 million of which there was no outstanding balance at December 31, 2013.

The Company has an additional $24 million in lines of credit available from other institutions at December 31, 2013.

Note 8.	Share-Based Compensation Plan

The Company sponsors one share-based compensation plan, the 2006 Equity Compensation Plan, which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards, and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006, and has succeeded the Company’s 1997 Stock Incentive Plan.  Under the plan, the Company may grant share-based compensation to its directors, officers, employees, and other persons the Company determines have contributed to the profits or growth of the Company.  During 2013, the Company's Board of Directors and shareholders approved an amendment to this Plan to increase the number of shares reserved for issuance from 255,000 shares to 430,000 shares, an increase of 175,000 shares.

The Company granted 28,500 shares of restricted stock on May 1, 2013 to certain employees and executive officers. The restricted stock award is a hybrid performance and service-based award that contains performance-based acceleration provisions if certain financial performance targets are met during pre-defined monitoring periods. If the performance targets are not met during the monitoring periods, only 50% of the awarded shares will vest on December 31, 2018. Under the terms of the award, vesting may be accelerated on a partial basis after December 31, 2015 depending on financial results for the years 2013 through 2015. Vesting may be accelerated each year thereafter until December 31, 2017 based on financial results as compared to a selected peer group for the preceding three years. If the stock award is not vested through acceleration, 50% of any unvested shares will become vested on December 31, 2018.  All unearned restricted stock grants are forfeited if the employee leaves the Company prior to vesting. Additionally, on May 1, 2013, 4,000 shares of restricted stock were awarded to members of the board of directors. The shares will vest at 100% on April 30, 2014.

For the years ended December 31, 2013, 2012, and 2011, the Company recorded $492,000, $440,000, and $471,000, respectively, in share-based compensation expense related to restricted stock and option grants.  The total income tax benefit related to share-based compensation was $54,000, $79,000, and $111,000 in 2013, 2012, and 2011, respectively.

The following table summarizes restricted stock service awards awarded under the 2006 Equity Compensation Plan:

	December 31,
	2013			2012			2011
(Dollars in thousands)	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at the beginning of the year	109,944	$15.83		64,518	$14.96		16,878	$16.24
Granted	32,500	17.96		49,975	16.86		55,563	15.06
Vested	(10,944)	15.54		(4,549)	14.79		(7,923)	18.38
Forfeited	(12,250)	16.33		—	—		—	—
Non-vested at end of the year	119,250	$16.39	$2,151	109,944	$15.83	$1,942	64,518	$14.96	$919

The weighted-average remaining contractual term for non-vested service award grants at December 31, 2013, 2012, and 2011 was 3.9 , 4.3, and 4.5 years, respectively.  As of December 31, 2013, there was $1.4 million of total unrecognized compensation expense related to the non-vested service award grants under the 2006 Equity Compensation Plan.

For the years ended December 31, 2013, 2012, and 2011, the Company recorded $412,000, $362,000, and $217,000, respectively, in compensation expense for service-based restricted stock awards

The aggregate intrinsic value represents the amount by which the current market value of the underlying stock exceeds the exercise price. This amount changes based on changes in the market value of the Company’s common stock.

The following table summarizes restricted stock performance awards awarded under the 2006 Equity Compensation Plan:

	December 31,
	2013			2012			2011
(Dollars in thousands)	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at the beginning of the year	10,511	$13.92		21,702	$14.27		21,702	$14.27
Granted	—	—		—	—		—	—
Vested	(10,511)	13.92		(8,383)	14.59		—	—
Forfeited	—	—		(2,808)	14.59		—	—
Non-vested at end of the year	—	$—	$—	10,511	$13.92	$186	21,702	$14.27	$309

There were no performance-based restricted stock granted during the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, there was no unrecognized compensation expense related to the non-vested performance awards under the 2006 Equity Compensation Plan.

Performance-based restricted stock awards vest based on the target levels being reached over a three-year period.  Compensation expense is recognized based on the grant-date fair value of the awards and the estimated forfeiture rate associated with achieving the target result level. For the years ended December 31, 2013, 2012 and 2011, the Company recorded $80,000, $64,000, and $206,000 respectively, in compensation expense related to performance-based restricted stock awards.

Stock options may be granted periodically to certain officers and employees under the Company’s share-based compensation plan at prices equal to the market value of the stock on the date the options are granted.  Options granted vest over a three-year time period over which 25% vests on each of the first and second anniversaries of the grant and 50% on the third anniversary of the grant. As of December 31, 2013, all outstanding option awards were vested and, accordingly, there was no unrecognized compensation expense related to unvested stock-based option awards. The Company recorded $14,000 and $49,000 in compensation expense for the years ended December 31, 2012 and 2011, respectively, related to previously issued stock option awards. Shares issued in connection with stock option exercises may be issued from available treasury shares or from market purchases. There were no stock option awards granted during the years ended December 31, 2013, 2012 or 2011.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan and remaining outstanding unexercised options under the 1997 Stock Incentive Plan at the end of the reportable periods.

	2013		2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	82,171	$17.32	160,171	$20.40	165,915	$20.18
Granted	—	—	—	—	—	—
Exercised	(2,743)	14.00	—	—	—	—
Forfeited	(20,915)	23.42	(78,000)	23.64	(5,744)	14.00
Outstanding at end of year	58,513	$15.30	82,171	$17.32	160,171	$20.40
Options exercisable at year end	58,513	$15.30	82,171	$17.32	130,086	$21.88

The total intrinsic value of options exercised was $11,100 at December 31, 2013. There was $160,300 aggregate intrinsic value of options outstanding at December 31, 2013 and no aggregate intrinsic value of options outstanding at 2012 and 2011.

As of December 31, 2013, options outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Options Exercisable
39.40	3,000	0.05	3,000
14.00	50,513	5.20	50,513
14.00	5,000	5.84	5,000
$14.00-$39.40	58,513	4.99	58,513

Note 9.	Employee Benefit Plans

The Company sponsored a noncontributory, defined benefit pension plan covering substantially all full-time employees of Middleburg Bank and Middleburg Trust Company.  The defined benefit pension plan was terminated in February of 2011, and all plan assets were distributed to participants as of December 31, 2011. When the plan was active, the Company funded pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.  Benefit accruals and eligibility were frozen as of September 30, 2009. Information about the plan follows:

(Dollars in thousands)	2011
Change in Benefit Obligation
Benefit obligation, beginning of year	$5,994
Interest cost	168
Actuarial loss	—
Benefits paid	(7,572)
Increase in obligation due to settlement	1,410
Benefit obligation, end of year	—
Change in Plan Assets
Fair value of plan assets, beginning of year	5,343
Actual return on plan assets	(39)
Employer contributions	2,268
Benefits paid	(7,572)
Fair value of plan assets, ending	—
Funded Status, recognized as accrued benefit cost included in other liabilities	$—

2011
Components of Net Periodic Benefit Cost
Interest cost	$168
Expected return on plan assets	(53)
Recognized net gain due to curtailment	620
Recognized net actuarial loss	1,117
Net periodic benefit cost	1,852
Other Change in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive Income
Net gain	(234)
Deferred income tax expense (benefit)	80
Total recognized in other comprehensive income	(154)
Total recognized in net periodic benefit costs and other comprehensive loss	$1,698

401(k) Plan

The Company has a 401(k) plan whereby a majority of employees participate in the plan.  Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 50% of the first 6% of an employee’s compensation contributed to the plan.  Matching contributions vest to the employee equally over a five year period.  For the years ended December 31, 2013, 2012, and 2011, expense attributable to the plan amounted to $355,000, $308,000 and $250,000, respectively.

Money Purchase Pension Plan (MPPP)

The Middleburg Financial Corporation Defined Benefit Pension Plan was replaced by a Money Purchase Pension Plan effective on January 1, 2010. Employees who have attained age 21 and completed one year of service are eligible to participate in the plan as of the first day of the month following the completion of such eligibility provisions. Employees earn a year of service if they complete one thousand hours of service in a plan year. Service with Middleburg Financial Corporation and its subsidiaries prior to the effective date of the Plan counts toward a participant's initial eligibility to participate in the plan.

Each year, a participant receives an allocation of an employer contribution equal to 6.5% of total compensation (up to the statutory maximum) plus an additional contribution of 2.75% of compensation in excess of the Social Security taxable wage base (up to the statutory maximum). To receive an allocation, the participant must complete one thousand hours of service in the plan year and be employed on the last day of the plan year. The requirement to be employed on the last day of the plan year does not apply if a participant dies, retires, or becomes disabled during the plan year.

Participants become vested in their employer contributions according to a schedule which allows for graduated vesting and full vesting after five years of service. Service with Middleburg Financial Corporation and its subsidiaries prior to the effective date of the Plan count toward a participant's vested percentage.

Assets are held in a pooled investment account managed by Middleburg Trust Company, a wholly owned subsidiary of the Company. Distributions may be made upon termination of employment, death or disability.

The plan is administered by the Benefits Committee of the Company. The plan may be amended from time to time by the Board or its delegate and may be terminated by the Board at any time for any reason.

For the years ended December 31, 2013 , 2012, and 2011 expense attributable to the plan was $1.0 million, $940,000, and $826,000, respectively.

Deferred Compensation Plans

The Company has adopted several deferred compensation plans; including a defined benefit SERP, an elective deferral plan for the Chairman, and a defined contribution SERP for certain Executive Officers.  The two plans for the Chairman made installment payouts in 2013, 2012 and 2011.  The defined contribution SERP for Executive Officers includes a vesting schedule, and is currently credited at a rate using the 10-year treasury plus 1.5%.  The deferred compensation expense for 2013, 2012, and 2011, was $210,000, $204,000, and $133,000, respectively. The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to help meet the costs of the obligations.

Note 10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia and various other states.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2010.

The Company believes it is more likely than not that the benefit of deferred tax assets will be realized.  Consequently, no valuation allowance for deferred tax assets is deemed necessary at December 31, 2013 and 2012.

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$4,508	$4,843
Deferred compensation	581	553
Investment in affiliate	401	—
Interest rate swap	15	157
Other real estate owned	263	873
Other	2,204	1,725
Total deferred tax assets	$7,972	$8,151
Deferred tax liabilities:
Deferred loan costs, net	$25	$114
Investment in affiliate	—	261
Securities available for sale	135	3,488
Property and equipment	222	293
Total deferred tax liabilities	$382	$4,156
Net deferred tax assets	$7,590	$3,995

The provision for income taxes charged to operations for the years ended December 31, 2013, 2012, and 2011, consists of the following:

(Dollars in thousands)	2013	2012	2011
Current tax expense	$2,315	$759	$825
Deferred tax expense (benefit)	(384)	1,207	525
Total income tax expense	$1,931	$1,966	$1,350

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2013, 2012, and 2011, due to the following:

(Dollars in thousands)	2013	2012	2011
Computed "expected" tax expense	$2,749	$2,874	$2,145
Decrease in income taxes resulting from:
Tax-exempt income	(1,037)	(975)	(969)
Other, net	219	67	174
	$1,931	$1,966	$1,350

Note 11.	Related Party Transactions

The Company’s commercial and retail banking segment has, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders, commonly referred to as related parties.  Any loans made to related parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of origination for comparable loans with persons not related to the lender; and did not involve more than the normal risk of collectability or present other unfavorable features. Loans outstanding to directors and executive officers at December 31, 2013 and 2012 were:

(Dollars in thousands)	2013	2012
Balance, January 1	$8,798	$18,415
Decrease due to status changes	(5,890)	(11,032)
Principal additions	762	2,494
Principal payments	(687)	(1,079)
Balance, December 31	$2,983	$8,798

Additionally, unused commitments to extend credit to related parties were $2.3 million at December 31, 2013 and $1.7 million at December 31, 2012.

Related party deposits totaled $11.6 million and $8.8 million at December 31, 2013 and 2012, respectively.

Note 12.	Contingent Liabilities and Commitments

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The Company does not anticipate any material loss as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance sheet risk.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  For the final weekly reporting period in the years ended December 31, 2013 and 2012, the aggregate amount of gross daily average required reserves was approximately $2.1 million and $9.1 million, respectively.

Note 13.	Earnings Per Share

The following shows the weighted-average number of shares used in computing earnings per share and the effect on weighted-average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2013		2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,074,410	$0.87	7,031,971	$0.92	6,974,781	$0.71
Effect of dilutive securities:
Stock options	14,887		8,962		2,121
Warrant (See note 23)	17,849		2,186		—
Earnings per share, diluted	7,107,146	$0.87	7,043,119	$0.92	6,976,902	$0.71

In 2013, 2012, and 2011, stock options and restricted grants representing approximately 11,900, 37,700 and 163,900 shares, respectively, ranging in price from $22.00 to $39.40, were not included in the calculation of earnings per share because they would have been anti-dilutive.  In 2011, warrants to purchase 104,101 common shares with an exercise price of $15.85 were not included in the calculation of earnings per share because to do so would have been anti-dilutive.

Note 14.	Retained Earnings

Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities.  Federal regulations limit the payment of dividends to the sum of a bank’s current net income and retained net income of the three prior years.  During the year ended December 31, 2011, the Company was required to and received approval from federal and state regulatory authorities to transfer amounts in excess of dividend restrictions. As of December 31, 2013, the subsidiary bank had approximately $15.0 million in excess of regulatory limitations available for transfer to the Parent Company.

Note 15.	Financial Instruments With Off-Balance Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, and interest rate swaps.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  See Note 24 for more information regarding the Company’s use of derivatives.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contract amount of the Company's exposure to off-balance sheet risk as of December 31, 2013 and 2012, is as follows:

(Dollars in thousands)	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$116,528	$78,288
Standby letters of credit	2,849	3,445

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing commercial properties.

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

The Company has approximately $2.0 million in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2013.

Note 16.	Fair Value Measurements

The Company follows ASC 820, "Fair Value Measurements" to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  ASC 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  The three levels of the fair value hierarchy under ASC 820 based on these two types of inputs are as follows:

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

Measured on a recurring basis

The following describes the valuation techniques and inputs used by the Company in determining the fair value of certain assets recorded at fair value on a recurring basis in the financial statements.

Securities Available for Sale

The Company primarily values its investment portfolio using Level II fair value measurements, but may also use Level I or Level III measurements if required by the future composition of the portfolio. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level II). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified as Level III of the valuation hierarchy.

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

Mortgage Interest Rate Locks
The Company recognizes mortgage interest rate locks at fair value. Fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Company's mortgage interest rate locks are classified as Level II.

Mortgage Banking Hedge Instruments
Mortgage banking hedge instruments are used to mitigate interest rate risk for residential mortgage loans held for sale and interest rate locks. These instruments are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell mortgage backed securities. The Company's mortgage banking hedge instruments are classified as Level II.

Interest Rate Swaps
Interest rate swaps are recorded at fair value and are based on third party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data (Level II).

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

(Dollars in thousands)	December 31, 2013
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$21,339	$—	$21,339	$—
Obligations of states and political subdivisions	67,238	—	67,238	—
Mortgage-backed securities:
Agency	168,010	—	168,010	—
Non-agency	21,934	—	21,934	—
Other asset backed securities	34,418	—	34,418	—
Corporate preferred stock	74	—	74	—
Corporate securities	15,410	—	14,922	488
Mortgage loans held for sale	33,175	—	33,175	—
Mortgage interest rate locks	16	—	16	—
Interest rate swaps	333	—	333	—
Mortgage servicing rights	203	—	203	—
Mortgage banking hedge instruments	202	—	202	—
Liabilities:
Interest rate swaps	303	—	303	—

(Dollars in thousands)	December 31, 2012
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$15,822	$—	$15,822	$—
Obligations of states and political subdivisions	78,300	—	78,300	—
Mortgage-backed securities:
Agency	166,943	—	166,943	—
Non-agency	15,579	—	15,579	—
Other asset backed securities	34,642	—	34,642	—
Corporate preferred stock	62	—	62	—
Corporate securities	8,109	—	8,109	—
Mortgage loans held for sale	82,114	—	82,114	—
Mortgage interest rate locks	35	—	35	—
Interest rate swaps	80	—	80	—
Liabilities:
Interest rate swaps	541	—	541	—
Mortgage banking hedge instruments	39	—	39	—
The following table presents quantitative information as of December 31, 2013 related to Level III fair value measurements for financial assets measured at fair value on a recurring basis:

	Fair Value (Dollars in thousands)	Valuation Technique	Unobservable Inputs

Corporate securities	$488	Third party trading desk	Prices heavily influenced by unobservable market inputs.

Measured on nonrecurring basis

The Company may be required, from time to time, to measure and recognize certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques and inputs used by the Company in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the financial statements.

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

When collateral-dependent loans are performing in accordance with the original terms of their contract, the Company continues to use the appraisal that was performed at origination as the basis for the collateral value. When collateral-dependent loans are considered nonperforming, they are reviewed to determine the next appropriate course of action, either foreclosure or modification with forbearance agreement. The loans would then be reappraised prior to foreclosure or before a forbearance agreement is executed. This process does not vary by loan type.

The Company's procedure to monitor the value of collateral for collateral-dependent impaired loans between the receipt of the original appraisal and an updated appraisal is to review annual tax assessment records. At this time, adjustments are made, if necessary. Information considered in the determination not to order an updated appraisal includes the availability and reliability of tax assessment records and significant changes in capitalization rates for income properties. Other facts and circumstances on a case-by-case basis may be considered relative to a decision not to order an updated appraisal. If, in the judgment of management, a reliable collateral value cannot be obtained by an alternative method, an updated appraisal would be obtained.

Circumstances that may warrant a reappraisal for nonperforming loans might include foreclosure proceedings or a material adverse change in the borrower's condition or that of the collateral underlying the loan. In some cases, management may decide that an updated appraisal for a nonperforming loan is not necessary, In such cases, an estimate of the fair value of the collateral would be made by management by reference to current tax assessments, the latest appraised value, and knowledge of collateral value fluctuations in a loan's market area. If, in management's judgment, a reliable collateral value cannot be obtained by an alternative method, an updated appraisal would be obtained.

For the purpose of evaluating the allowance for loan losses, new appraisals are discounted 10% for estimated selling costs when determining the amount of specific reserves. Thereafter, for collateral-dependent impaired loans, we consider each loan on a case-by-case basis to determine whether or not the recorded values are appropriate given current market conditions. When necessary, new appraisals are obtained. If an appraisal is less than 12 months old, the only adjustment made is the 10% discount for selling costs. If an appraisal is older than 12 months, management will use judgment based on knowledge of current market values and specific facts surrounding any particular property to determine if an additional valuation adjustment may be necessary.

Other Real Estate Owned

The value of other real estate owned (“OREO”) is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level II).  For other real estate owned properties that may be in construction, the Company’s policy is to obtain “as-is” appraisals on an annual basis as opposed to “as-completed” appraisals.  This approach provides current values without regard to completion of any construction or renovation that may be in process.  Accordingly, the Company considers the valuations to be Level II valuations even though some properties may be in process of renovation or construction. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability or other factors, then the fair value is considered Level III. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Any subsequent fair value adjustments are recorded in the period incurred and included in other non-interest expense on the consolidated statements of income.

For the purpose of OREO valuations, appraisals are discounted 10% for selling and holding costs and it is the policy of the Company to obtain annual appraisals for properties held in OREO. Any fair value adjustments are recorded in the period incurred as loss on other real estate owned on the consolidated statements of income.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in thousands)	December 31, 2013
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$7,614	$—	$5,756	$1,858
Other real estate owned	$3,424	$—	$3,424	$—

(Dollars in thousands)	December 31, 2012
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$12,343	$—	$11,165	$1,178
Other real estate owned	$9,929	$—	$7,619	$2,310

The following table presents quantitative information as of December 31, 2013 and 2012 about Level III fair value measurements for financial assets measured at fair value on a non-recurring basis:

2013	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loans	$1,858	Discounted appraised value	Discount for selling costs and age of appraisals.	10% - 30% (21%)

2012	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loans	$1,178	Discounted appraised value	Discount for selling costs and age of appraisals.	10% - 30% (21%)
Other real estate owned	$2,310	Discounted appraised value	Discount for selling costs and age of appraisals.	12% (12%)

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

Loans, Net

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality.  Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value. Fair value for impaired loans is described above.

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

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2013 and 2012, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the tables below.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

(Dollars in thousands)	December 31, 2013
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$67,343	$67,343	$67,343	$—	—
Securities available for sale	328,423	328,423	—	327,935	488
Loans held for sale	33,175	33,175	—	33,175	—
Loans, net	715,160	726,239	—	5,756	720,483
Bank owned life insurance	21,955	21,955	—	21,955	—
Accrued interest receivable	3,992	3,992	—	3,992	—
Mortgage interest rate locks	16	16	—	16	—
Interest rate swaps	333	333	—	333	—
Mortgage banking hedge instruments	202	202	—	202	—
Mortgage servicing rights	203	203	—	203	—
Financial liabilities:
Deposits	$982,396	$959,472	$—	$959,472	—
Securities sold under agreements to repurchase	34,539	34,539	—	34,539	—
FHLB borrowings	80,000	80,666	—	80,666	—
Subordinated notes	5,155	5,198	—	5,198	—
Accrued interest payable	501	501	—	501	—
Interest rate swaps	303	303	—	303	—

(Dollars in thousands)	December 31, 2012
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$54,415	$54,415	$54,415	$—	$—
Securities available for sale	319,457	319,457	—	319,457	—
Loans held for sale	82,114	82,114	—	82,114	—
Net loans	695,166	716,358	—	11,165	705,193
Bank-owned life insurance	16,484	16,484	—	16,484	—
Accrued interest receivable	3,974	3,974	—	3,974	—
Mortgage interest rate locks	35	35	—	35	—
Interest rate swap	80	80	—	80	—
Financial liabilities:
Deposits	$981,900	$984,682	$—	$984,682	$—
Securities sold under agreements to repurchase	33,975	33,975	—	33,975	—
Short-term debt	11,873	11,873	—	11,873	—
FHLB borrowings and other debt	72,912	78,912	—	78,912	—
Subordinated notes	5,155	5,221	—	5,221	—
Accrued interest payable	654	654	—	654	—
Interest rate swap	541	541	—	541	—
Mortgage banking hedge instruments	39	39	—	39	—

The Company assumes interest rate risk as a result of its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rate levels change, which may be either favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Middleburg Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2013 and 2012, that the Company and Middleburg Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Federal Reserve Bank categorized Middleburg Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Company’s and Middleburg Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total Capital (to Risk- Weighted Assets):
Consolidated	$124,313	15.9%	$62,577	8.0%	N/A	N/A
Middleburg Bank	120,015	15.4%	62,417	8.0%	$78,022	10.0%
Tier 1 Capital (to Risk- Weighted Assets):
Consolidated	$114,490	14.6%	$31,289	4.0%	N/A	N/A
Middleburg Bank	110,217	14.1%	31,209	4.0%	$46,813	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$114,490	9.4%	$48,550	4.0%	N/A	N/A
Middleburg Bank	110,217	9.1%	48,484	4.0%	$60,605	5.0%

As of December 31, 2012
Total Capital (to Risk- Weighted Assets):
Consolidated	$119,479	15.3%	$62,640	8.0%	N/A	N/A
Middleburg Bank	115,411	14.8%	62,430	8.0%	$78,038	10.0%
Tier 1 Capital (to Risk- Weighted Assets):
Consolidated	$109,634	14.0%	$31,320	4.0%	N/A	N/A
Middleburg Bank	105,601	13.5%	31,215	4.0%	$46,823	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$109,634	9.1%	$48,477	4.0%	N/A	N/A
Middleburg Bank	105,601	8.7%	48,399	4.0%	$60,499	5.0%

Note 18.	Goodwill and Intangibles Assets

Goodwill and intangible assets relate to the Company’s acquisition of Middleburg Trust Company and Middleburg Investment Advisors and the consolidation of Southern Trust Mortgage. Goodwill is not amortized, but is tested at least annually for impairment by the Company.  In light of the declining profitability in the mortgage business and increasing regulatory burdens, the Company recorded a $500,000 goodwill impairment charge related to Southern Trust Mortgage. This charge is reflected on the consolidated statements of income for 2013. There was no impairment of goodwill or intangible assets for 2012, or 2011.  Identifiable intangible assets are being amortized over the period of expected benefit, which is 15 years.    Information concerning goodwill and intangible assets is presented in the following table:

	December 31, 2013		December 31, 2012
(Dollars In thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Identifiable intangibles	$3,734	$3,177	$3,734	$3,006
Unamortizable goodwill	4,789	—	5,289	—

Amortization expense of intangible assets for each of the three years ended December 31, 2013, 2012, and 2011 totaled $171,000.  Estimated amortization expense of identifiable intangibles for the years ended December 31 follows:

(Dollars in thousands)
2014	$171
2015	171
2016	171
2017	44
$557

Note 19.	Trust-Preferred Capital Notes

On December 12, 2003, MFC Capital Trust II, a wholly owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities.  On December 19, 2003, $5 million of trust-preferred securities were issued through a pooled underwriting totaling approximately $344 million.  The securities have a LIBOR-indexed floating rate of interest.

During 2013, the interest rates ranged from 3.09% to 3.15%.  For the year ended December 31, 2013, the weighted-average interest rate was 3.12%.  The securities have a mandatory redemption date of January 23, 2034, and are subject to varying call provisions beginning January 23, 2009. The principal asset of the trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.  See Note 24 for information regarding an interest rate swap entered into by the Company to manage the cash flows associated with these trust preferred securities.

The trust-preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 Capital after its inclusion.  The portion of the trust-preferred securities not considered as Tier 1 Capital may be included in Tier 2 Capital.  On December 31, 2013, all of the Company’s trust-preferred securities are included in Tier I Capital.

The obligations of the Company with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Company of the trusts’ obligations with respect to the Capital Securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities. There were no deferred interest payments on our junior subordinated debt securities at December 31, 2013, 2012 and 2011.

Note 20.	Consolidation of Southern Trust Mortgage

In May 2008, Middleburg Bank acquired the membership interest units of one of the partners of Southern Trust Mortgage for $1.6 million.  As a result, the Company’s ownership interest exceeded 50% of the issued and outstanding membership units.  At December 31, 2013, the Company owned 62.3% of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank.

Note 21.	Condensed Financial Information – Parent Corporation Only

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2013	2012
ASSETS
Cash on deposit with subsidiary bank	$638	$353
Money market fund	8	7
Investment securities available for sale	44	33
Investment in subsidiaries	110,098	112,145
Goodwill	4,789	5,289
Intangible assets, net	557	728
Other assets	1,650	580
TOTAL ASSETS	$117,784	$119,135
LIABILITIES
Trust-preferred capital notes	$5,155	$5,155
Other liabilities	54	52
TOTAL LIABILITIES	5,209	5,207
SHAREHOLDERS' EQUITY
Common stock	17,403	17,357
Capital surplus	44,251	43,869
Retained earnings	50,689	46,235
Accumulated other comprehensive income, net	232	6,467
TOTAL SHAREHOLDERS' EQUITY	112,575	113,928
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$117,784	$119,135

STATEMENTS OF INCOME
	Year End December 31,
(Dollars in thousands)	2013	2012	2011
INCOME:
Dividends from subsidiaries	$2,670	$1,880	$1,047
Interest and dividends from investments	—	—	5
Other income (loss)	41	37	(2)
Total income	2,711	1,917	1,050
EXPENSES:
Salaries and employee benefits	671	517	540
Amortization	171	171	171
Legal and professional fees	20	27	177
Directors fees	279	251	192
Interest expense	279	280	280
Other	190	245	221
Total expenses	1,610	1,491	1,581
Income before allocated tax benefits and undistributed income of subsidiaries	1,101	426	(531)
Income tax (benefit)	(542)	(559)	(539)
Income before equity in undistributed income of subsidiaries	1,643	985	8
Equity in undistributed income of subsidiaries	4,511	5,501	4,952
Net income	$6,154	$6,486	$4,960

STATEMENTS OF CASH FLOWS
	December 31,
(Dollars in thousands)	2013	2012	2011
Cash Flows from Operating Activities
Net income	$6,154	$6,486	$4,960
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	171	171	171
Equity in undistributed earnings of subsidiaries	(4,682)	(5,672)	(5,123)
Share-based compensation	492	440	471
Increase in other assets	(87)	(112)	(508)
Increase (decrease) in other liabilities	2	(2)	(7)
Net cash provided by (used in) operating activities	2,050	1,311	(36)
Cash Flows from Investing Activities
Investment in subsidiary bank	—	—	—
Net cash (used in) investing activities	—	—	—
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	39	—	—
Cash dividends paid on common stock	(1,700)	(1,408)	(1,396)
Repurchase of stock	(103)	(43)	(15)
Net cash (used in) financing activities	(1,764)	(1,451)	(1,411)
Increase (decrease) in cash and cash equivalents	286	(140)	(1,447)
Cash and Cash Equivalents at beginning of year	360	500	1,947
Cash and Cash Equivalents at end of year	$646	$360	$500

Note 22.	Segment Reporting

The Company operates in a decentralized fashion in three principal business activities: retail banking services; wealth management services; and mortgage banking services.

•	Revenue from retail banking activity consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.

•
Revenue from the wealth management activities is comprised of fees based upon the market value of the accounts under administration as well as commissions on investment transactions. The wealth management services are conducted by Middleburg Investment Group.

•
Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The Company recognizes gains on the sale of loans as part of other income. The mortgage banking services are conducted by Southern Trust Mortgage, LLC.

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pay Middleburg Trust Company a monthly fee. Middleburg Bank also pays interest to Middleburg Trust Company on deposit accounts with Middleburg Bank. Middleburg Bank provides a warehouse line and office space, data processing and accounting services to Southern Trust Mortgage for which it receives income. Transactions related to these relationships are eliminated to reach consolidated totals.
Information about reportable segments and reconciliation to the consolidated financial statements follows:

	2013
(Dollars in thousands)	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$43,702	$14	$1,773	$(1,217)	$44,272
Wealth management fees	—	4,139	—	(169)	3,970
Other income	4,527	—	16,473	(431)	20,569
Total operating income	48,229	4,153	18,246	(1,817)	68,811
Expenses:
Interest expense	6,444	—	1,340	(1,217)	6,567
Salaries and employee benefits	16,464	2,187	11,976	—	30,627
Provision for loan losses	105	—	4	—	109
Other expense	17,916	1,195	4,903	(600)	23,414
Total operating expenses	40,929	3,382	18,223	(1,817)	60,717
Income before income taxes and non-controlling interest	7,300	771	23	—	8,094
Income tax expense	1,608	323	—	—	1,931
Net income	5,692	448	23	—	6,163
Non-controlling interest in consolidated subsidiary	—	—	(9)	—	(9)
Net income attributable to Middleburg Financial Corporation	$5,692	$448	$14	$—	$6,154
Total assets	$1,222,837	$5,909	$41,745	$(42,738)	$1,227,753
Capital expenditures	$895	$—	$33	$—	$928
Goodwill and other intangibles	$—	$3,979	$1,367	$—	$5,346

	2012
(Dollars in thousands)	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$46,095	$10	$2,740	$(1,822)	$47,023
Wealth management fees	—	3,891	—	(140)	3,751
Other income	4,413	—	21,787	(497)	25,703
Total operating income	50,508	3,901	24,527	(2,459)	76,477
Expenses:
Interest expense	8,433	—	2,213	(1,822)	8,824
Salaries and employee benefits	15,678	2,208	12,531	—	30,417
Provision for loan losses	3,410	—	28	—	3,438
Other expense	17,413	1,300	5,766	(637)	23,842
Total operating expenses	44,934	3,508	20,538	(2,459)	66,521
Income before income taxes and non-controlling interest	5,574	393	3,989	—	9,956
Income tax expense	1,593	373	—	—	1,966
Net income	3,981	20	3,989	—	7,990
Non-controlling interest in consolidated subsidiary	—	—	(1,504)	—	(1,504)
Net income attributable to Middleburg Financial Corporation	$3,981	$20	$2,485	$—	$6,486
Total assets	$1,216,813	$6,416	$94,282	$(80,730)	$1,236,781
Capital expenditures	$947	$—	$98	$—	$1,045
Goodwill and other intangibles	$—	$4,150	$1,867	$—	$6,017

	2011
(Dollars in thousands)	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$47,080	$14	$2,931	$(1,389)	$48,636
Wealth management fees	—	3,757	—	(121)	3,636
Other income	3,914	—	12,543	(131)	16,326
Total operating income	50,994	3,771	15,474	(1,641)	68,598
Expenses:
Interest expense	10,374	—	1,706	(1,389)	10,691
Salaries and employee benefits	15,390	2,369	9,614	—	27,373
Provision for loan losses	3,141	—	(257)	—	2,884
Other expense	15,531	1,232	5,127	(252)	21,638
Total operating expenses	44,436	3,601	16,190	(1,641)	62,586
Income (loss) before income taxes and non-controlling interest	6,558	170	(716)	—	6,012
Income tax expense	1,230	120	—	—	1,350
Net income (loss)	5,328	50	(716)	—	4,662
Non-controlling interest in consolidated subsidiary	—	—	298	—	298
Net income (loss) attributable to Middleburg Financial Corporation	$5,328	$50	$(418)	$—	$4,960
Total assets	$1,262,358	$5,975	$101,876	$(177,349)	$1,192,860
Capital expenditures	$1,197	$3	$151	$—	$1,351
Goodwill and other intangibles	$—	$4,322	$1,867	$—	$6,189

Note 23.	Capital Purchase Program and Stock Warrant

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share, at an initial exercise price of $15.85 per share. As a result of the completion of a public stock offering in 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101 and the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement. During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of December 31, 2013.

Note 24.	Derivatives

The Company utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Company accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Company designates each derivative instrument at the inception of the derivative transaction in accordance with this guidance. Information concerning each of the Company's categories of derivatives as of December 31, 2013 and 2012 is presented below.

Derivatives designated as cash flow hedges

During 2010, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap was designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s trust preferred capital securities described in Note 19, “Trust-Preferred Capital Notes”.  The swap hedges the cash flow associated with the trust preferred capital notes wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty.  The swap is calculated on a notional amount of $5.2 million.  The term of the swap is 10 years and commenced on October 23, 2010.  The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, no hedge ineffectiveness for this swap was identified during 2013 or 2012.  At December 31, 2013 and December 31, 2012, the fair value of the swap agreement was an unrealized loss of $72 and $461 respectively. The values represent the amounts the Company would have expected to pay if the contract was terminated on those dates.

During 2013, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s FHLB borrowings described in Note 7, “Borrowings”.  The swap hedges the cash flows associated with the FHLB borrowings wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 1.43% to the same counterparty.  The swap is calculated on a notional amount of $10 million.  The term of the swap is 5 years and commenced on November 25, 2013.  The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other income or other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, hedge ineffectiveness for this interest rate swap was identified during 2013. At December 31, 2013, the fair value of the swap agreement was an unrealized gain of $102,000. The values represent the amounts the Company would have expected to pay or receive if the contract was terminated on those dates.

The amounts included in accumulated other comprehensive income (loss) as unrealized losses (market value net of tax) were $29,100 and $304,000 as of December 31, 2013 and 2012, respectively.

Information concerning the derivative designated as a cash flow hedge at December 31, 2013 and 2012 is presented in the following tables:

	December 31, 2013
	Positions (#)	Notional Amount (in thousands)	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$72,000	0.32%	2.59%	6.8
Pay fixed - receive floating interest rate swap	1	$10,000	$102,000	$—	0.17%	1.43%	5

	December 31, 2012
	Positions (#)	Notional Amount (in thousands)	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$461,000	0.32%	2.59%	7.8

Derivatives designated as fair value hedges

The Company will from time to time utilize derivatives to limit exposure to the variability of fair market values of certain financial instruments. Information below is presented on derivatives designated as fair value hedges as of December 31, 2013.

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

Mandatory delivery of mortgage loans

For the portion of interest rate lock commitments that are designated to be delivered under a mandatory delivery method, the Company bears the risk of changes in value of the commitment from the time a rate is locked with the mortgage customer until a loan is closed and ultimately sold to an investor. To mitigate this risk, the Company enters into forward sales contracts of mortgage backed securities ("MBS") with similar characteristics to the rate lock commitments. Both the rate lock commitments and the associated forward sales contracts have been designated as fair value hedges by the Company.

Rate lock commitments and forward sales contracts of MBS are recorded at fair value with changes in fair value recorded through non-interest income on the consolidated statements of income.

The notional amount of interest rate lock commitments related to mandatory delivery methods totaled $22.2 million and $8.8 million at December 31, 2013 and 2012, respectively. This represented a total of 110 and 41 open interest rate lock commitments under mandatory delivery at December 31, 2013 and 2012. The fair value of the open interest rate lock commitments under mandatory delivery at December 31, 2013 and 2012 were $16,000 and $35,000, respectively.

At December 31, 2013 and 2012, the mortgage subsidiary had open forward sales contracts of MBS with a notional value of $33.0 million and $9.1 million, respectively. At December 31, 2013 and 2012, the mortgage subsidiary had 27 and 11, respectively, of open forward sales contracts of MBS. The fair value of these open forward sales contracts was $202,000 and $39,000 at December 31, 2013 and 2012, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. We do not expect any counterparty to fail to meet its obligations. Additional risks inherent in mandatory delivery programs include the risk that if the mortgage subsidiary does not close the loans subject to interest rate lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the mortgage subsidiary could incur significant costs in acquiring replacement loans or MBS.

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

As of December 31, 2013 and 2012, the notional amount of open best efforts interest rate lock commitments was $103.5 million and $93.8 million respectively. The related notional amounts of open forward sales commitments to investors as of December 31, 2013 and 2012 was $114.4 million and $167.2 million respectively.

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

Two-way client loan swaps

During the fourth quarter of 2012, the Company entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on an identical notional amount at a fixed interest rate. At the same time, the Company agrees to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our clients to effectively convert a variable rate loan into a fixed rate loan. Because the Company acts as an intermediary for our customers, changes in the fair value of the underlying derivatives contracts offset each other and do not significantly impact our results of operations. The aggregate notional amount of these swap agreements with counterparties was $4.2 million and $4.5 million as of December 31, 2013 and December 31, 2012, respectively. The Company had no undesignated interest rate swaps at December 31, 2013 and December 31, 2012.

Certain additional risks arise from interest rate swap contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. We do not expect any counterparty to fail to meet its obligations.

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	December 31, 2013
(Dollars in thousands)	Positions (#)	Notional Amount (in thousands)	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$4,235	$—	$232,000	1 month LIBOR plus 200 BP	3.90%	13.9
Pay floating - receive fixed interest rate swap	1	4,235	232,000	—	3.90%	1 month LIBOR plus 200 BP	13.9
Total derivatives not designated		$8,470	$232,000	$232,000			13.9

	December 31, 2012
(Dollars in thousands)	Positions (#)	Notional Amount (in thousands)	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$4,459	$—	$80,000	1 month LIBOR plus 200 BP	3.90%	14.9
Pay floating - receive fixed interest rate swap	1	$4,459	$80,000	$—	3.90%	1 month LIBOR plus 200 BP	14.9
Total derivatives not designated		$8,918	$80,000	$80,000			14.9

Note 25.     Accumulated Other Comprehensive Income (Loss)

The following table presents information on changes in accumulated other comprehensive income (loss) for the periods indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Securities	Derivatives	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$(1,064)	$206	$(154)	$(1,012)
Unrealized holding gains (net of tax, $2,826)	5,485	—	—	5,485
Reclassification adjustment (net of tax, $156)	(304)	—	—	(304)
Unrealized losses on securities for which an other-than-temporary impairment loss has been recognized in earnings (net of tax, $9)	16	—	—	16
Unrealized loss on interest rate swaps (net of tax, $213 )	—	(413)	—	(413)
Change in benefit obligation and plan assets for defined benefit pension plan (net of tax, $80)	—	—	154	154
Balance December 31, 2011	4,133	(207)	—	3,926
Unrealized holding gains (net of tax of $1,511)	2,932	—	—	2,932
Reclassification adjustment (net of tax, $151)	(294)	—	—	(294)
Unrealized loss on interest rate swap (net of tax, $50)	—	(97)	—	(97)
Balance December 31, 2012	6,771	(304)	—	6,467
Unrealized holding losses (net of tax of $3,212)	(6,234)	—	—	(6,234)
Reclassification adjustment (net of tax, $142)	(276)	—	—	(276)
Unrealized gain on interest rate swap (net of tax, $142)	—	275	—	275
Balance December 31, 2013	$261	$(29)	$—	$232

The following table presents information related to reclassifications from accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Income

(Dollars in thousands)	2013	2012	2011
Securities available for sale (1):
Net securities gains reclassified into earnings	$(418)	$(445)	$(460)	Gain on securities available for sale
Related income tax expense	142	151	156	Income tax expense
Net effect on accumulated other comprehensive income (loss)	(276)	(294)	(304)	Net of tax
Total reclassifications	$(276)	$(294)	$(304)	Net of tax
(1)    For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".

48