Form 10-Q
period 2014-03-31
MIDDLEBURG FINANCIAL CORP
filed 2014-05-12
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   7,076,145 shares of Common Stock as of May 9, 2014.

 MIDDLEBURG FINANCIAL CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

PART I

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
	(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$6,238	$6,648
Interest bearing deposits with other institutions	46,824	60,695
Total cash and cash equivalents	53,062	67,343
Securities available for sale	325,520	328,423
Loans held for sale, net	31,771	33,175
Restricted securities, at cost	6,404	6,780
Loans, net of allowance for loan losses of $13,228 and $13,320, respectively	718,236	715,160
Premises and equipment, net	19,688	20,017
Goodwill and identified intangibles	5,303	5,346
Other real estate owned, net of valuation allowance of $514 and $398, respectively	4,491	3,424
Bank owned life insurance	22,117	21,955
Accrued interest receivable and other assets	21,820	26,130
TOTAL ASSETS	$1,208,412	$1,227,753
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$188,651	$185,577
Savings and interest bearing demand deposits	517,380	528,879
Time deposits	255,220	267,940
Total deposits	961,251	982,396
Securities sold under agreements to repurchase	32,617	34,539
Federal Home Loan Bank borrowings	80,000	80,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	11,237	10,590
TOTAL LIABILITIES	1,090,260	1,112,680
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized; 7,076,145 and 7,080,591 issued and outstanding, respectively)	17,415	17,403
Capital surplus	44,426	44,251
Retained earnings	52,171	50,689
Accumulated other comprehensive income	1,828	232
Total Middleburg Financial Corporation shareholders' equity	115,840	112,575
Non-controlling interest in consolidated subsidiary	2,312	2,498
TOTAL SHAREHOLDERS' EQUITY	118,152	115,073
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,208,412	$1,227,753

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)

	Unaudited
	For the Three Months Ended
	March 31,
	2014	2013
INTEREST INCOME
Interest and fees on loans	$8,806	$8,965
Interest and dividends on securities available for sale
Taxable	1,617	1,531
Tax-exempt	584	630
Dividends	73	56
Interest on deposits in banks and federal funds sold	26	30
Total interest and dividend income	11,106	11,212
INTEREST EXPENSE
Interest on deposits	1,002	1,373
Interest on securities sold under agreements to repurchase	80	80
Interest on short-term borrowings	—	29
Interest on FHLB borrowings and other debt	313	295
Total interest expense	1,395	1,777
NET INTEREST INCOME	9,711	9,435
Provision for (recovery of) loan losses	888	(188)
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	8,823	9,623
NON-INTEREST INCOME
Service charges on deposit accounts	557	534
Trust services income	1,048	960
Gains on loans held for sale	2,942	3,893
Gains on securities available for sale, net	63	47
Commissions on investment sales	140	94
Fees on mortgages held for sale	28	17
Bank owned life insurance	162	120
Other operating income	941	263
Total non-interest income	5,881	5,928
NON-INTEREST EXPENSE
Salaries and employee benefits	7,033	7,799
Occupancy and equipment	1,900	1,805
Advertising	163	268
Computer operations	458	461
Other real estate owned	167	820
Other taxes	197	192
Federal deposit insurance	238	265
Other operating expenses	1,979	2,318
Total non-interest expense	12,135	13,928
Income before income taxes	2,569	1,623
Income tax expense	749	363
NET INCOME	1,820	1,260
Net loss attributable to non-controlling interest	157	67
Net income attributable to Middleburg Financial Corporation	$1,977	$1,327

Earnings per share:
Basic	$0.28	$0.19
Diluted	$0.28	$0.19

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
	(Unaudited)
	For the Three Months Ended March 31,
	2014	2013

Net income	$1,820	$1,260
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax of $848 and $111, respectively	1,647	(215)
Reclassification adjustment for gains included in net income, net of tax of $21 and $16, respectively	(42)	(31)
Unrealized gain (loss) on interest rate swaps, net of tax of $4 and $20, respectively	(9)	39
Total other comprehensive income (loss)	1,596	(207)
Total comprehensive income	3,416	1,053
Comprehensive (income) loss attributable to non-controlling interest	(9)	67
Comprehensive income attributable to Middleburg Financial Corporation	$3,407	$1,120

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance December 31, 2012	$17,357	$43,869	$46,235	$6,467	$3,194	$117,122

Net income	—	—	1,327	—	(67)	1,260
Other comprehensive loss, net of tax	—	—	—	(207)	—	(207)
Cash dividends ($0.05 per share)	—	—	(353)	—	—	(353)
Distributions to non-controlling interest	—	—	—	—	(207)	(207)
Restricted stock vesting (5,255 shares)	11	(11)	—	—	—	—
Repurchase of restricted stock (967 shares)	(3)	(16)	—	—	—	(19)
Share-based compensation	—	104	—	—	—	104
Balance March 31, 2013	$17,365	$43,946	$47,209	$6,260	$2,920	$117,700

Balance December 31, 2013	$17,403	$44,251	$50,689	$232	$2,498	$115,073

Net income	—	—	1,977	—	(157)	1,820
Other comprehensive income, net of tax	—	—	—	1,596	—	1,596
Cash dividends ($0.07 per share)	—	—	(495)	—	—	(495)
Distributions to non-controlling interest	—	—	—	—	(29)	(29)
Exercise of stock options (4,921 shares)	12	79	—	—	—	91
Share-based compensation	—	96	—	—	—	96
Balance March 31, 2014	$17,415	$44,426	$52,171	$1,828	$2,312	$118,152

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$1,820	$1,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	526	486
Provision for (recovery of) loan losses	888	(188)
Gain on securities available for sale. net	(63)	(47)
Loss on disposal of assets, net	1	1
Premium amortization on securities, net	714	874
Origination of loans held for sale	(109,361)	(191,131)
Proceeds from sales of loans held for sale	113,707	228,417
Gain on mortgages held for sale, net	(2,942)	(3,893)
Share-based compensation	96	104
Loss on sale of other real estate owned, net	—	628
Valuation adjustment on other real estate owned	116	—
Decrease in prepaid FDIC insurance	—	247
Changes in assets and liabilities:
Decrease in other assets	3,311	1,444
Increase (decrease) in other liabilities	647	(1,419)
Net cash provided by operating activities	$9,460	$36,783
Cash Flows from Investing Activities
Proceeds from maturity, calls and sales of securities available for sale	43,618	28,245
Purchase of securities available for sale	(38,934)	(41,638)
(Purchase) redemption of restricted stock	376	(15)
Purchases of bank premises and equipment, net	(154)	(248)
Increase in loans, net	(5,147)	(7,575)
Proceeds from sale of other real estate owned	—	3,248
Net cash used in investing activities	$(241)	$(17,983)
Cash Flows from Financing Activities
Decrease in demand, interest-bearing demand and savings deposits	$(8,425)	$(11,184)
Decrease in certificates of deposit	(12,720)	(4,640)
Decrease in securities sold under agreements to repurchase	(1,922)	(2,095)
Decrease in short-term borrowings	—	(11,355)
Increase in FHLB borrowings	—	7,088
Distributions to non-controlling interest	(29)	(207)
Payment of dividends on common stock	(495)	(353)
Proceeds from issuance of common stock, net	91	—
Repurchase of stock	—	(19)
Net cash used in financing activities	$(23,500)	$(22,765)
Decrease in cash and and cash equivalents	(14,281)	(3,965)
Cash and cash equivalents at beginning of the period	67,343	54,415
Cash and cash equivalents at end of the period	$53,062	$50,450
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,445	$1,868
Income taxes	$425	$—
Supplemental Disclosure of Non-Cash Transactions
Unrealized gain (loss) on securities available for sale	$2,432	$(373)
Change in market value of interest rate swap	$(13)	$59
Transfer of loans to other real estate owned	$1,183	$1,851

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.        General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2014 and December 31, 2013, the results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2014 and 2013, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued.  On March 26, 2014, the Company announced an agreement to sell its membership interests in Southern Trust Mortgage to a consortium of banks and the President of Southern Trust Mortgage. Management believes that there will be no material financial impact upon the closing of this transaction. The sale is expected to close in the second quarter of 2014.

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation. The amounts of these items are not considered to be material variations from the original classifications and presentations.

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

For the three months ended March 31, 2014, the Company recorded $96,000 in share-based compensation expense related to restricted stock and option grants.

The following table summarizes restricted stock service awards awarded under the 2006 Equity Compensation Plan:

	March 31, 2014
(Dollars in thousands)	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2013	119,250	$16.39
Granted	133	18.31
Vested	—	—
Forfeited	(9,500)	15.91
Non-vested at March 31, 2014	109,883	$16.14	$1,935

The weighted-average remaining contractual term for non-vested service award grants at March 31, 2014, was 3.73 years.  As of March 31, 2014, there was $1.3 million of total unrecognized compensation expense related to the non-vested service award grants under the 2006 Equity Compensation Plan.

The aggregate intrinsic value represents the amount by which the current market value of the underlying stock exceeds the exercise price. This amount changes based on changes in the market value of the Company’s common stock.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan and remaining outstanding unexercised options under the 1997 Stock Incentive Plan.

	March 31, 2014
	Shares	Weighted-Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2013	58,513	$15.30
Granted	—	—
Exercised	(4,921)	14.00
Forfeited	(3,000)	39.40
Outstanding at March 31, 2014	50,592	$14.00	$—
Options exercisable at March 31, 2014	50,592	$14.00	$—

The total intrinsic value of options exercised was $22,000 at March 31, 2014.

As of March 31, 2014, options outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Options Exercisable
$14.00	45,592	4.96	45,592
$14.00	5,000	5.59	5,000
$14.00	50,592	5.02	50,592

Note 3.        Securities

Amortized costs and fair values of securities available for sale are summarized as follows:

	March 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$22,378	$179	$(282)	$22,275
Obligations of states and political subdivisions	65,389	1,507	(1,580)	65,316
Mortgage-backed securities:
Agency	169,425	3,970	(1,251)	172,144
Non-agency	23,012	151	(126)	23,037
Other asset backed securities	27,007	540	(82)	27,465
Corporate preferred stock	68	10	—	78
Corporate securities	15,414	50	(259)	15,205
Total	$322,693	$6,407	$(3,580)	$325,520

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$21,367	$304	$(332)	$21,339
Obligations of states and political subdivisions	68,904	1,083	(2,749)	67,238
Mortgage-backed securities:
Agency	166,095	3,539	(1,624)	168,010
Non-agency	22,029	116	(211)	21,934
Other asset backed securities	33,883	710	(175)	34,418
Corporate preferred stock	69	5	—	74
Corporate securities	15,680	58	(328)	15,410
Total	$328,027	$5,815	$(5,419)	$328,423

The amortized cost and fair value of securities available for sale as of March 31, 2014, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	March 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,400	$5,498
Due after one year through five years	29,278	30,030
Due after five years through ten years	41,011	40,709
Due after ten years	27,492	26,559
Mortgage-backed securities	192,437	195,181
Other asset backed securities	27,007	27,465
Corporate preferred stock	68	78
Total	$322,693	$325,520

Proceeds from sales of securities during the three months ended March 31, 2014, were $26.0 million.  Gross gains of $323,000 and gross losses of $260,000 were realized on those sales, respectively.  The tax expense applicable to these net realized gains amounted to $21,000.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $112.8 million at March 31, 2014.

Investments in an unrealized loss position that are temporarily impaired are as follows:

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
March 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$9,793	$(217)	$1,396	$(65)	$11,189	$(282)
Obligations of states and political subdivisions	11,822	(766)	5,434	(814)	17,256	(1,580)
Mortgage-backed securities:
Agency	38,442	(814)	12,590	(437)	51,032	(1,251)
Non-agency	8,775	(89)	1,371	(37)	10,146	(126)
Other asset backed securities	4,956	(56)	1,082	(26)	6,038	(82)
Corporate preferred stock	—	—	—	—	—	—
Corporate securities	7,005	(249)	490	(10)	7,495	(259)
Total	$80,793	$(2,191)	$22,363	$(1,389)	$103,156	$(3,580)

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$10,218	$(273)	$1,416	$(59)	$11,634	$(332)
Obligations of states and political subdivisions	24,568	(2,539)	1,798	(210)	26,366	(2,749)
Mortgage-backed securities:
Agency	50,048	(1,264)	8,228	(360)	58,276	(1,624)
Non-agency	14,505	(152)	1,351	(59)	15,856	(211)
Other asset backed securities	1,585	(39)	2,187	(136)	3,772	(175)
Corporate preferred stock	—	—	—	—	—	—
Corporate securities	6,247	(274)	4,446	(54)	10,693	(328)
Total	$107,171	$(4,541)	$19,426	$(878)	$126,597	$(5,419)

A total of 110 securities have been identified by the Company as temporarily impaired at March 31, 2014.  Of the 110 securities, 109 are investment grade and one is speculative grade.  Mortgage-backed securities and municipal securities make up the majority of temporarily impaired securities at March 31, 2014.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of March 31, 2014.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s consolidated income statement and balance sheet.

Trust preferred securities

As of March 31, 2014 and December 31, 2013 the Company held no trust preferred securities in its investment portfolio.

Other-than-temporary impairment losses

At March 31, 2014, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity. For debt securities related to corporate securities, the Company determined that there was no other adverse change in the cash flows as viewed by a market participant; therefore, the Company does not consider the investments in these assets to be other-than-temporarily impaired at March 31, 2014.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future. For the three months ended March 31, 2014 and the year ended December 31, 2013, no credit related impairment losses were recognized by the Company.

The Company’s investment in FHLB stock totaled $4.7 million at March 31, 2014.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2014, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the consolidated balance sheets and is not part of the available for sale portfolio.

Note 4.        Loans, Net

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

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
Real estate loans:
Construction	$34,977	4.8%	$36,025	5.0%
Secured by farmland	17,738	2.4	16,578	2.3
Secured by 1-4 family residential	274,566	37.5	273,384	37.5
Other real estate loans	265,993	36.4	260,333	35.7
Commercial loans	125,395	17.1	129,554	17.8
Consumer loans	12,795	1.8	12,606	1.7
Total Gross Loans (1)	$731,464	100.00%	$728,480	100.00%
Less allowance for loan losses	13,228		13,320
Net loans	$718,236		$715,160

(1)	Gross loan balances at March 31, 2014 and December 31, 2013 are net of deferred loan costs of $2.2 million and $2.4 million, respectively.

Loans presented in the table above exclude loans held for sale.  The Company had $31.8 million and $33.2 million in mortgages held for sale at March 31, 2014 and December 31, 2013, respectively.

The following tables present a contractual aging of the recorded investment in past due loans by class of loans:

	March 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$170	$93	$1,821	$2,084	$32,893	$34,977
Secured by farmland	—	—	—	—	17,738	17,738
Secured by 1-4 family residential	2,675	1,241	4,213	8,129	266,437	274,566
Other real estate loans	1,096	287	1,043	2,426	263,567	265,993
Commercial loans	95	49	1,490	1,634	123,761	125,395
Consumer loans	7	—	41	48	12,747	12,795
Total	$4,043	$1,670	$8,608	$14,321	$717,143	$731,464

	December 31, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$76	$1,649	$554	$2,279	$33,746	$36,025
Secured by farmland	—	—	—	—	16,578	16,578
Secured by 1-4 family residential	590	3,751	1,022	5,363	268,021	273,384
Other real estate loans	116	—	4,197	4,313	256,020	260,333
Commercial loans	162	1,513	27	1,702	127,852	129,554
Consumer loans	31	9	38	78	12,528	12,606
Total	$975	$6,922	$5,838	$13,735	$714,745	$728,480

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
Real estate loans:
Construction	$2,234	$268	$2,368	$268
Secured by 1-4 family residential	7,771	227	9,458	539
Other real estate loans	3,069	—	6,045	—
Commercial loans	1,765	4	1,844	—
Consumer loans	37	4	37	1
Total	$14,876	$503	$19,752	$808

If interest on nonaccrual loans had been accrued, such income would have approximated $206,500, and $1.1 million for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

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

The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system:

March 31, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$24,936	$9,228	$256,869	$247,534	$122,258	$12,723	$673,548
Special Mention	2,222	7,903	1,852	9,410	698	15	22,100
Substandard	7,302	607	14,832	9,025	2,350	20	34,136
Doubtful	517	—	1,013	24	89	37	1,680
Loss	—	—	—	—	—	—	—
Ending Balance	$34,977	$17,738	$274,566	$265,993	$125,395	$12,795	$731,464

December 31, 2013
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$31,143	$8,067	$253,654	$238,811	$126,246	$12,510	$670,431
Special Mention	2,245	7,903	1,732	9,475	775	15	22,145
Substandard	2,090	608	16,158	12,047	2,419	44	33,366
Doubtful	547	—	1,840	—	114	37	2,538
Loss	—	—	—	—	—	—	—
Ending Balance	$36,025	$16,578	$273,384	$260,333	$129,554	$12,606	$728,480

The following tables present loans individually evaluated for impairment by class of loan:

	March 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,915	$2,466	$—	$1,785	$2
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,323	3,741	—	3,355	4
Other real estate loans	4,862	4,862	—	4,881	26
Commercial loans	2,084	2,084	—	2,100	4
Consumer loans	—	—	—	—	—
Total with no related allowance	$12,184	$13,153	$—	$12,121	$36
With an allowance recorded:
Real estate loans:
Construction	$5,904	$5,904	$1,300	$5,927	$66
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	5,467	5,519	2,401	5,478	11
Other real estate loans	1,294	1,294	305	1,299	17
Commercial loans	289	310	215	296	2
Consumer loans	37	37	37	37	—
Total with a related allowance	$12,991	$13,064	$4,258	$13,037	$96
Total	$25,175	$26,217	$4,258	$25,158	$132

	December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,924	$2,475	$—	$1,975	$13
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,930	4,452	—	4,415	6
Other real estate loans	4,458	4,458	—	4,552	104
Commercial loans	2,115	2,115	—	2,267	—
Consumer loans	—	—	—	—	—
Total with no related allowance	$12,427	$13,500	$—	$13,209	$123
With an allowance recorded:
Real estate loans:
Construction	$712	$712	$486	$878	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	6,481	6,428	3,045	6,632	47
Other real estate loans	4,684	4,684	812	4,840	71
Commercial loans	355	377	275	399	10
Consumer loans	37	37	37	39	—
Total with a related allowance	$12,269	$12,238	$4,655	$12,788	$128
Total	$24,696	$25,738	$4,655	$25,997	$251

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table.  The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged-off on each loan.

Included in certain loan categories of impaired loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at March 31, 2014 was $11.3 million of which $6.5 million were included in the Company’s nonaccrual loan totals at that date and $4.8 million represented loans performing as agreed according to the restructured terms. This compares with $15.6 million in total restructured loans at December 31, 2013.  The amount of the valuation allowance related to TDRs was $1.5 million and $2.8 million as of March 31, 2014 and December 31, 2013, respectively. During the quarter ended March 31, 2014, $5.0 million in loans that were classified as TDRs as of December 31, 2013 were charged-off.

Loan modifications that were classified as TDRs during the three months ended March 31, 2014 and 2013 were as follows:

	Loans Modified as TDRs
	For the Three Months Ended March 31,
(Dollars in thousands)	2014			2013
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	—	$—	$—
Secured by farmland	—	—	—	—	—	—
Secured by 1-4 family residential	3	781	733	1	48	48
Other real estate loans	1	200	173	2	168	148
Total real estate loans	4	$981	$906	3	$216	$196
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	4	$981	$906	3	$216	$196

Of the four TDRs identified during the three months ended March 31, 2014, two loans had previously been measured under the general allowance methodology of the allowance for loan losses. Upon identifying these loans as TDRs, the Company evaluated them for impairment. The accounting amendments require prospective application of the impairment measurement guidance for those loans newly identified as impaired. As of March 31, 2014, the recorded investment in the loans restructured during the quarter for which the allowance was previously measured under the general allowance methodology was $507,000. There was no allowance for loan losses associated with those loans on the basis of a current evaluation of loss.

TDR payment defaults during three months ended March 31, 2014 and 2013 were as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2014		2013
Class of Loan	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate loans:
Construction	—	$—	1	$106
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	3	297	2	856
Other real estate loans	—	—	—	—
Total real estate loans	3	$297	3	$962
Commercial loans	—	—	1	55
Consumer loans	—	—	—	—
Total	3	$297	4	$1,017

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

Note 5.        Allowance for Loan Losses

The following table presents, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	March 31, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2013	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Charge-offs	(90)	—	(588)	(684)	(13)	(14)	(1,389)
Recoveries	151	—	108	104	4	42	409
Provision	744	13	(175)	423	(90)	(27)	888
Balance at March 31, 2014	$1,652	$179	$6,079	$3,349	$1,791	$178	$13,228
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,300	$—	$2,401	$305	$215	$37	$4,258
Collectively evaluated for impairment	352	179	3,678	3,044	1,576	141	8,970
Total ending allowance balance	$1,652	$179	$6,079	$3,349	$1,791	$178	$13,228
Loans:
Individually evaluated for impairment	$7,819	$—	$8,790	$6,156	$2,373	$37	$25,175
Collectively evaluated for impairment	27,158	17,738	265,776	259,837	123,022	12,758	706,289
Total ending loans balance	$34,977	$17,738	$274,566	$265,993	$125,395	$12,795	$731,464

	December 31, 2013
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2012	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Charge-offs	(394)	—	(785)	(97)	(75)	(30)	(1,381)
Recoveries	68	—	140	37	9	27	281
Provision	(85)	31	1,103	(782)	(142)	(16)	109
Balance at December 31, 2013	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$486	$—	$3,045	$812	$275	$37	$4,655
Collectively evaluated for impairment	361	166	3,689	2,694	1,615	140	8,665
Total ending allowance balance	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Loans:
Individually evaluated for impairment	$2,636	$—	$10,411	$9,142	$2,470	$37	$24,696
Collectively evaluated for impairment	33,389	16,578	262,973	251,191	127,084	12,569	703,784
Total ending loans balance	$36,025	$16,578	$273,384	$260,333	$129,554	$12,606	$728,480

Note 6.        Earnings Per Share

The following shows the weighted-average number of shares used in computing earnings per share and the effect on weighted-average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	March 31, 2014		March 31, 2013
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,078,470	$0.28	7,051,009	$0.19
Effect of dilutive securities:
Stock options, grants and warrant	25,315		31,345
Earnings per share, diluted	7,103,785	$0.28	7,082,354	$0.19

There were no stock options and warrant considered anti-dilutive as of March 31, 2014. Stock options and restricted grants representing approximately 32,500 shares as of March 31, 2013 were not included in the calculation of earnings per share because they would have been anti-dilutive.

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
Information about reportable segments and reconciliation to the consolidated financial statements follows:

	March 31, 2014
(Dollars in thousands)	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$11,013	$4	$287	$(198)	$11,106
Trust services income	—	1,086	—	(38)	1,048
Other income	1,746	—	3,113	(26)	4,833
Total operating income	12,759	1,090	3,400	(262)	16,987
Expenses:
Interest expense	1,395	—	198	(198)	1,395
Salaries and employee benefits	3,951	569	2,513	—	7,033
Provision for (recovery of) loan losses	926	—	(38)	—	888
Other expense	3,757	263	1,146	(64)	5,102
Total operating expenses	10,029	832	3,819	(262)	14,418
Income (loss) before income taxes and non-controlling interest	2,730	258	(419)	—	2,569
Income tax expense	644	105	—	—	749
Net income (loss)	2,086	153	(419)	—	1,820
Non-controlling interest in consolidated subsidiary	—	—	157	—	157
Net income (loss) attributable to Middleburg Financial Corporation	$2,086	$153	$(262)	$—	$1,977
Total assets	$1,204,499	$6,458	$40,284	$(42,829)	$1,208,412
Capital expenditures	$143	$8	$3	$—	$154
Goodwill and other intangibles	$—	$3,936	$1,367	$—	$5,303

	March 31, 2013
(Dollars in thousands)	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$11,089	$3	$469	$(349)	$11,212
Trust services income	—	1,001	—	(41)	960
Other income	1,012	—	4,112	(156)	4,968
Total operating income	12,101	1,004	4,581	(546)	17,140
Expenses:
Interest expense	1,748	—	378	(349)	1,777
Salaries and employee benefits	4,275	527	2,997	—	7,799
Provision for (recovery of) loan losses	(189)	—	1	—	(188)
Other expense	4,635	309	1,382	(197)	6,129
Total operating expenses	10,469	836	4,758	(546)	15,517
Income (loss) before income taxes and non-controlling interest	1,632	168	(177)	—	1,623
Income tax expense	291	72	—	—	363
Net income (loss)	1,341	96	(177)	—	1,260
Non-controlling interest in consolidated subsidiary	—	—	67	—	67
Net income (loss) attributable to Middleburg Financial Corporation	$1,341	$96	$(110)	$—	$1,327
Total assets	$1,208,288	$6,232	$59,623	$(60,387)	$1,213,756
Capital expenditures	$248	$—	$—	$—	$248
Goodwill and other intangibles	$—	$4,108	$1,867	$—	$5,975

Note 8.        Capital Purchase Program

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share, at an initial exercise price of $15.85 per share. As a result of the completion of a public stock offering in 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101 and the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement. During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of March 31, 2014.

Note 9.        Fair Value Measurements

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

Securities Available for Sale

The Company primarily values its investment portfolio using Level II fair value measurements, but may also use Level I or Level III measurements if required by the composition of the portfolio. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level II). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified as Level III of the valuation hierarchy.

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

Interest Rate Swaps
Interest rate swaps are recorded at fair value based on third party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data (Level II).

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)	March 31, 2014
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$22,275	$—	$22,275	$—
Obligations of states and political subdivisions	65,316	—	65,316	—
Mortgage-backed securities:
Agency	172,144	—	172,144	—
Non-agency	23,037	—	23,037	—
Other asset backed securities	27,465	—	27,465	—
Corporate preferred stock	78	—	78	—
Corporate securities	15,205	—	14,715	490
Mortgage loans held for sale	31,771	—	31,771	—
Mortgage interest rate locks	211	—	211	—
Interest rate swaps	235	—	235	—
Mortgage servicing rights	251	—	251	—
Mortgage banking hedge instruments	6	—	6	—
Liabilities:
Interest rate swaps	292	—	292	—

(Dollars in thousands)	December 31, 2013
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$21,339	$—	$21,339	$—
Obligations of states and political subdivisions	67,238	—	67,238	—
Mortgage-backed securities:
Agency	168,010	—	168,010	—
Non-agency	21,934	—	21,934	—
Other asset backed securities	34,418	—	34,418	—
Corporate preferred stock	74	—	74	—
Corporate securities	15,410	—	14,922	488
Mortgage loans held for sale	33,175	—	33,175	—
Mortgage interest rate locks	16	—	16	—
Interest rate swaps	333	—	333	—
Mortgage servicing rights	203	—	203	—
Mortgage banking hedge instruments	202	—	202	—
Liabilities:
Interest rate swaps	303	—	303	—
The following table presents changes in Level III assets measured at fair value on a recurring basis during the three months ended March 31, 2014:

(Dollars in thousands)	March 31, 2014
Description	Balance December 31, 2013	Included in Earnings	Included in Other Comprehensive Income	Transfers In/Out of Level II and III	Balance March 31, 2014
Available for sale securities - corporate securities	$488	$—	$2	$—	$490

The following table presents quantitative information as of March 31, 2014 and December 31, 2013 related to Level III fair value measurements for financial assets measured at fair value on a recurring basis:

	Fair Value (Dollars in thousands)	Valuation Technique	Unobservable Inputs
March 31, 2014
Corporate securities	$490	Third party trading desk	Prices heavily influenced by unobservable market inputs.

	Fair Value (Dollars in thousands)	Valuation Technique	Unobservable Inputs
December 31, 2013
Corporate securities	$488	Third party trading desk	Prices heavily influenced by unobservable market inputs.

Measured on nonrecurring basis

The Company may be required, from time to time, to measure and recognize certain other assets at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques and inputs used by the Company in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the financial statements.

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

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in thousands)	March 31, 2014
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$8,733	$—	$7,038	$1,695
Other real estate owned	$4,491	$—	$4,491	$—

(Dollars in thousands)	December 31, 2013
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$7,614	$—	$5,756	$1,858
Other real estate owned	$3,424	$—	$3,424	$—

The following table presents quantitative information as of March 31, 2014 and December 31, 2013 about Level III fair value measurements for financial assets measured at fair value on a non-recurring basis:

March 31, 2014	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loans	$1,695	Discounted appraised value	Discount for selling costs and age of appraisals.	0% - 100% (2%)

December 31, 2013	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loans	$1,858	Discounted appraised value	Discount for selling costs and age of appraisals.	0% - 100% (4%)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (not previously described) for which it is practicable to estimate that value:

Cash and Cash Equivalents

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Loans, Net

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  For fixed rate loans, the fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality.  Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value. Fair value for impaired loans is described above.

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

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2014 and December 31, 2013, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the tables below.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

(Dollars in thousands)	March 31, 2014
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$53,063	$53,063	$53,063	$—	—
Securities available for sale	325,520	325,520	—	325,030	490
Loans held for sale	31,771	31,771	—	31,771	—
Loans, net	718,236	729,441	—	7,038	722,403
Bank owned life insurance	22,117	22,117	—	22,117	—
Accrued interest receivable	3,916	3,916	—	3,916	—
Mortgage interest rate locks	211	211	—	211	—
Interest rate swaps	235	235	—	235	—
Mortgage banking hedge instruments	6	6	—	6	—
Mortgage servicing rights	251	251	—	251	—
Financial liabilities:
Deposits	$961,251	$963,068	$—	$963,068	—
Securities sold under agreements to repurchase	32,617	32,617	—	32,617	—
FHLB borrowings	80,000	80,356	—	80,356	—
Subordinated notes	5,155	5,178	—	5,178	—
Accrued interest payable	451	451	—	451	—
Interest rate swaps	292	292	—	292	—

(Dollars in thousands)	December 31, 2013
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$67,343	$67,343	$67,343	$—	$—
Securities available for sale	328,423	328,423	—	327,935	488
Loans held for sale	33,175	33,175	—	33,175	—
Net loans	715,160	726,239	—	5,756	720,483
Bank-owned life insurance	21,955	21,955	—	21,955	—
Accrued interest receivable	3,992	3,992	—	3,992	—
Mortgage interest rate locks	16	16	—	16	—
Interest rate swap	333	333	—	333	—
Mortgage banking hedge instruments	202	202	—	202	—
Mortgage servicing rights	203	203	—	203	—
Financial liabilities:
Deposits	$982,396	$984,420	$—	$984,420	$—
Securities sold under agreements to repurchase	34,539	34,539	—	34,539	—
FHLB borrowings and other debt	80,000	80,666	—	80,666	—
Subordinated notes	5,155	5,198	—	5,198	—
Accrued interest payable	501	501	—	501	—
Interest rate swap	303	303	—	303	—

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

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

Note 11.        Accumulated Other Comprehensive Income

The following table presents information on changes in accumulated other comprehensive income for the periods indicated:

(Dollars in thousands)	Unrealized Gains on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance December 31, 2012	$6,771	$(304)	$6,467
Unrealized holding losses (net of tax, $111)	(215)	—	(215)
Reclassification adjustment (net of tax, $16)	(31)	—	(31)
Unrealized gain on interest rate swaps (net of tax, $20 )	—	39	39
Balance March 31, 2013	$6,525	$(265)	$6,260

Balance December 31, 2013	$261	$(29)	$232
Unrealized holding gains (net of tax of $848)	1,647	—	1,647
Reclassification adjustment (net of tax, $21)	(42)	—	(42)
Unrealized loss on interest rate swap (net of tax, $4)	—	(9)	(9)
Balance March 31, 2014	$1,866	$(38)	$1,828

The following table presents information related to reclassifications from accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income

(Dollars in thousands)	March 31, 2014	March 31, 2013
Securities available for sale (1):
Net securities gains reclassified into earnings	$(63)	$(47)	Gain on securities available for sale
Related income tax expense	21	16	Income tax expense
Net effect on accumulated other comprehensive income	(42)	(31)	Net of tax
Total reclassifications	$(42)	$(31)	Net of tax
(1)    For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at March 31, 2014 and results of operations of the Company for the three months ended March 31, 2014 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2013 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc. and a majority owned subsidiary, Southern Trust Mortgage, LLC.  Middleburg Bank is a community bank serving the Virginia counties of Prince William, Loudoun, Fairfax, Fauquier, the Town of Williamsburg and the City of Richmond with twelve financial service centers and one limited service facility.  Middleburg Investment Group is a non-bank holding company with one wholly owned subsidiary, Middleburg Trust Company.  Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities.    Southern Trust Mortgage is a regional mortgage company headquartered in Virginia Beach, Virginia and maintains offices in Virginia, Maryland, Georgia, North Carolina and South Carolina. On March 26, 2014, the Company announced an agreement to sell its membership interests in Southern Trust Mortgage to a consortium of banks and the President of Southern Trust Mortgage. The sale is expected to close in the second quarter of 2014.

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

Net income attributable to Middleburg Financial Corporation for the quarter ended March 31, 2014 increased 48.98% to $1.98 million from $1.33 million over the same period in 2013. Earnings per diluted share for the quarter ended March 31, 2014 were $0.28 per share compared to $0.19 per share for the same period in 2013.

Annualized return on total average assets for the quarter ended March 31, 2014 was 0.66%, compared to 0.44% for the same period in 2013. Annualized return on total average equity of Middleburg Financial Corporation for the quarter ended March 31, 2014 was 6.99%, compared to 4.71% for the same period in 2013.

The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, increased from 3.43% for the quarter ended December 31, 2013 to 3.54% for the quarter ended March 31, 2014.

The provision for loan losses increased by $1.08 million for the quarter ended March 31, 2014 to $888,000 compared to a negative provision of $188,000 for the same period in 2013. Non-interest income was lower by 0.79% compared to the quarter ended March 31, 2013 as our mortgage revenue declined due to lower origination volumes, stemming from higher mortgage rates and severe weather during the first quarter which slowed borrower activity and impacted loan closings. The drop in mortgage revenue was partially offset by higher fees from our wealth management subsidiary and an increase in other operating income of $678,000 due primarily to the recovery of expenses related to one loan workout charged-off in a prior period. Non-interest expense declined as actions taken by the Company during 2013 to cut costs took effect during the first quarter of 2014. Non-interest expense fell by 12.87% compared to the quarter ended March 31, 2013. The Company remains well capitalized as evidenced by all regulatory capital ratios exceeding the regulatory minimums.

At March 31, 2014, total assets were $1.21 billion, a decrease of 1.58% since December 31, 2013.  Loans held-for-investment increased by $3.00 million to $731.46 million as of quarter end, an increase of 0.41% since December 31, 2013. Total deposits were $961.25 million as of quarter end, a decrease of 2.15% since December 31, 2013. Lower cost deposits, including demand checking, interest checking and savings decreased $8.43 million or 1.18% from December 31, 2013 to $706.03 million at March 31,

2014.  Higher cost time deposits decreased 4.75% or $12.72 million from December 31, 2013 to $255.22 million at March 31, 2014.

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

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans losses.  This estimate of losses is compared to the allowance for loan losses of Middleburg Bank as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  Middleburg Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high or low based on a reasonable range.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the consolidated financial statements.

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

Results of Operations

The Company had net income for the first quarter of 2014 of $1.98 million, an increase of $650,000 or 48.98% from the first quarter of 2013. For the first quarter of 2014, earnings per diluted share was $0.28 compared to earnings per diluted share of $0.19 for the first quarter of 2013.

The following tables reflect an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities for the periods indicated. Non-accrual loans are included in the loan balances.

	Three Months Ended March 31,
	2014			2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
Assets:
Securities:
Taxable	$276,914	$1,690	2.48%	$265,972	$1,587	2.42%
Tax-exempt (1)	60,936	885	5.88%	67,252	956	5.77%
Total securities	$337,850	$2,575	3.09%	$333,224	$2,543	3.09%
Loans:
Taxable	$759,073	$8,800	4.70%	$756,317	$8,958	4.80%
Tax-exempt (1)	652	9	5.60%	687	9	5.31%
Total loans (3)	$759,725	$8,809	4.70%	$757,004	$8,967	4.80%
Interest-bearing deposits with other institutions	48,803	26	0.22%	57,904	30	0.21%
Total earning assets	$1,146,378	$11,410	4.04%	$1,148,132	$11,540	4.08%
Less: allowances for loan losses	(13,622)			(14,213)
Total non-earning assets	79,191			84,974
Total assets	$1,211,947			$1,218,893
Liabilities:
Interest-bearing deposits:
Checking	$332,546	$162	0.20%	$333,028	$234	0.28%
Regular savings	113,034	52	0.19%	108,755	61	0.23%
Money market savings	76,437	36	0.19%	78,085	47	0.24%
Time deposits:
$100,000 and over	130,407	324	1.01%	147,457	507	1.39%
Under $100,000	130,762	428	1.33%	143,379	524	1.48%
Total interest-bearing deposits	$783,186	$1,002	0.52%	$810,704	$1,373	0.69%
Short-term borrowings	—	—	—	2,658	29	4.42%
Securities sold under agreements to repurchase	35,752	80	0.90%	34,103	80	0.95%
FHLB borrowings and subordinated debt	85,155	313	1.49%	81,416	295	1.47%
Total interest-bearing liabilities	$904,093	$1,395	0.63%	$928,881	$1,777	0.78%
Non-interest bearing liabilities
Demand deposits	180,574			164,613
Other liabilities	10,221			7,632
Total liabilities	$1,094,888			$1,101,126
Non-controlling interest in consolidated Subsidiary	2,284			3,471
Shareholders’ equity	114,775			114,296
Total liabilities and Shareholders’ equity	$1,211,947			$1,218,893
Net interest income (1)		$10,015			$9,763
Interest rate spread			3.41%			3.30%
Interest expense as a percent of average earning assets			0.49%			0.63%
Net interest margin			3.54%			3.45%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 365 day year.

(3)	Total average loans include loans on non-accrual status.

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

Net interest income was $9.71 million for the quarter ended March 31, 2014.  This is an increase of 2.93% over net interest income reported for the same period for 2013.  The increase in revenue in the first quarter was driven by an expanding net interest margin. The net interest margin for the quarter ended March 31, 2014 was 3.54% compared to 3.43% for the quarter ended December 31, 2013 and 3.45% for the quarter ended March 31, 2013. Margin expansion during the quarter was principally due to the following:

•	Loan growth of $3.00 million accompanied by sales of lower yielding securities.

•	Yields on earning assets increased by 10 basis points to 4.04% compared to the previous quarter of 3.94% as loan yields increased and reduced premium amortization led to higher yields on securities.

•
Cost of funds declined by 3 basis points compared to the previous quarter of 0.55% as we paid off maturing wholesale borrowings, reduced interest costs for NOW, money market and savings accounts and added non-interest bearing demand deposits.

Interest income from the warehouse line that Southern Trust Mortgage has with the Middleburg Bank is currently eliminated in consolidation. Middleburg Bank will continue the warehouse facility for a limited period following the sale of Southern Trust Mortgage. The interest income from the warehouse line will not be eliminated in these circumstances and therefore, the sale of Southern Trust Mortgage will result in additional interest income from the warehouse line.

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

	For the Three Months Ended March 31,
(Dollars in thousands)	2014	2013
GAAP measures:
Interest Income - Loans	$8,806	$8,965
Interest Income - Investments & Other	2,300	2,247
Interest Expense - Deposits	1,002	1,373
Interest Expense - Other Borrowings	393	404
Total Net Interest Income	$9,711	$9,435
Non-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	$301	$328
Non-taxable interest income - loans	3	—
Total Tax Benefit Realized on Non-Taxable Interest Income	$304	$328
Total Tax Equivalent Net Interest Income	$10,015	$9,763

Based on our conservative internal interest rate risk models and the assumption of a sustained low rate environment, the Company expects net interest income to trend downward slightly throughout the next 12 months as loan related assets reprice and the decline in funding costs slows. It is anticipated that targeted growth in earning assets and liability repricing opportunities will help mitigate the impact to the Company’s net interest margin.  The Asset/Liability Management Committee continues to focus on various strategies to maintain the net interest margin.

Non-interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income includes fees generated by the commercial and retail banking segment, the wealth management segment and the mortgage banking segment of the Company.  Non-interest income was $5.88 million for the quarter ended March 31, 2014 compared to $5.93 million for the same period in 2013.  A more detailed discussion of non-interest income follows:

•
Gains on mortgage loan sales decreased by 24.43% compared to the quarter ended March 31, 2013. We originated $109.36 million in mortgage loans during the quarter ended March 31, 2014 compared to $138.49 million during the previous quarter, and $191.10 million during the quarter ended March 31, 2013, a decrease of 21.03% compared to the previous quarter and a decrease of 42.77% compared to the quarter ended March 31, 2013. After the sale of Southern Trust Mortgage is completed, the Company will not earn revenue from mortgage loan sales. However, the Company will also not incur operating expenses related to Southern Trust Mortgage. In the first quarter of 2014, the operating expenses incurred by Southern Trust Mortgage were greater than the revenue from mortgage sales.

•
Total revenue generated by our wealth management group, Middleburg Investment Group (“MIG”) was $1.19 million for the quarter ended March 31, 2014, an increase of 12.71% from the quarter ended March 31, 2013. Fee income is based primarily upon the market value of the accounts under administration which were $1.56 billion at March 31, 2014 compared to $1.55 billion at March 31, 2013.

•
Other operating income was $941,000 for the quarter ended March 31, 2014, compared to $263,000 for the quarter ended March 31, 2013. Most of the other operating income during the first quarter of 2014 was related to the recovery of expenses related to loan workouts during the quarter.

The following table depicts the changes in non-interest income:

(Dollars in thousands)	For the Three Months Ended March 31,
	2014	2013
Service charges on deposit accounts	$557	$534
Trust services income	1,048	960
Gains on loans held for sale	2,942	3,893
Gains on securities available for sale, net	63	47
Commissions on investment sales	140	94
Fees on mortgages held for sale	28	17
Bank owned life insurance	162	120
Other operating income	941	263
Total non-interest income	$5,881	$5,928

The revenues, expenses, assets and liabilities of Southern Trust Mortgage are reflected in the Company’s consolidated financial statements, with the proportionate share of Southern Trust Mortgage’s income not owned by the Company reported as “Net loss attributable to non-controlling interest”.  Accordingly, gains on loans held for sale and fees on mortgages held for sale generated by Southern Trust Mortgage, are being reported as part of the consolidated non-interest income.  In light of the declining profitability of its majority-owned mortgage subsidiary resulting from reduced loan volumes and increased compliance costs from the implementation of rules related to the Dodd-Frank Wall Street Reform Act, on March 26, 2014, the Company announced an agreement to sell its membership interests in Southern Trust Mortgage to a consortium of banks and the President of Southern Trust Mortgage. The Company does not expect to record a gain or loss upon the sale of its interests. The sale is expected to close in the second quarter of 2014.

Non-interest Expense

Non-interest expense declined as actions taken by the Company during 2013 to cut costs took effect during the first quarter of 2014. Non-interest expense fell by 12.87% compared to the quarter ended March 31, 2013. Principal categories of non-interest expense that improved as a result of management's cost cutting initiatives were the following:

•
Since March 31, 2013, management has reduced staffing levels at the bank and the mortgage company by 55 full-time equivalent employees. These changes were across the board and several senior management positions were eliminated as part of the reduction in force. Salaries and employee benefit expenses decreased by 9.82% compared to the quarter ended March 31, 2013. The ratio of salaries and benefits expense to total revenue was 45.11% compared to 50.76% for the quarter ended March 31, 2013.

•	We streamlined campaign and product promotions which reduced advertising expenses significantly. Advertising expenses for the quarter declined by 39.18% compared to the quarter ended March 31, 2013.

•
Costs related to other real estate owned (OREO) declined during the quarter as our OREO balances fell and ongoing expenses to maintain the properties fell. Expenses related to OREO decreased by 79.63% compared to the quarter ended March 31, 2013. For the first quarter of 2014, there was one property transferred to OREO for $1.18 million compared to five properties transferred in the first quarter of 2013 for $1.85 million.

•	Other operating expenses have declined 14.62% compared to the quarter ended March 31, 2013 primarily due to lower mortgage banking related expenses.

As operating expenses declined and revenue increased, the Company's efficiency ratio improved to 75.19% for the quarter ended March 31, 2014 compared to 88.32% for the previous quarter and 80.96% for the quarter ended March 31, 2013.

The following table depicts the changes in non-interest expense:

(Dollars in thousands)	For the Three Months Ended March 31,
	2014	2013
Salaries and employee benefits	$7,033	$7,799
Occupancy and equipment	1,900	1,805
Advertising	163	268
Computer operations	458	461
Other real estate owned	167	820
Other taxes	197	192
Federal deposit insurance	238	265
Other operating expenses	1,979	2,318
Total non-interest expense	$12,135	$13,928

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total consolidated assets at March 31, 2014 were $1.21 billion, a decrease of 1.58% compared to December 31, 2013. Changes in major asset categories were as follows:

•	Cash balances and deposits at other banks decreased by $14.28 million compared to December 31, 2013.

•	Securities available for sale decreased by $2.91 million compared to December 31, 2013.

•	Loans held for investment increased by $2.98 million during the first quarter compared December 31, 2013.

•	Balances of mortgages held for sale decreased by $1.40 million compared to December 31, 2013.

•	Other real estate owned (OREO) increased $1.07 million during the first quarter.

Total consolidated liabilities at March 31, 2014 were $1.09 billion, a decrease of 2.01% compared to December 31, 2013. The most significant change in liabilities was the change in total deposits. Total deposits decreased by $21.15 million from December 31, 2013 to $961.25 million as of quarter end March 31, 2014, primarily due to seasonal activity and maturing wholesale deposits that we elected not to renew.

Shareholders’ equity attributable to Middleburg Financial Corporation shareholders at March 31, 2014 was $115.84 million, compared to $112.58 million at December 31, 2013. Retained earnings at March 31, 2014 were $52.17 million compared to $50.69 million at December 31, 2013. The book value of the Company’s common stock at March 31, 2014 was $16.37 per share versus $15.90 per share at December 31, 2013.

Loans

The Company’s loan portfolio totaled 63.81% of average earning assets with a tax equivalent yield of 4.70% at March 31, 2014. Loans held for sale were $31.77 million at March 31, 2014, compared to $33.18 million at December 31, 2013, a decrease of $1.40 million during the period.

The following table summarized total loans by category:

	March 31,	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Real estate loans:
Construction	$34,977	$36,025	$50,218	42,208	68,110
Secured by farmland	17,738	16,578	11,876	10,047	11,532
Secured by 1-4 family residential	274,566	273,384	260,620	236,760	242,620
Other real estate loans	265,993	260,333	254,930	275,428	268,262
Commercial loans	125,395	129,554	118,573	94,427	56,385
Consumer loans	12,795	12,606	13,260	12,523	12,403
Total gross loans	731,464	728,480	709,477	671,393	659,312
Less allowance for loan losses	13,228	13,320	14,311	14,623	14,967
Net loans	$718,236	$715,160	$695,166	$656,770	$644,345

Changes in the loan portfolio at March 31, 2014 compared to December 31, 2013 were:

•
Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans.  These loans represented 4.8% of total loans, a decrease of approximately $1.05 million from $36.03 million.

•	Loans secured by farmland increased $1.16 million from $16.58 million.

•	Loans secured by 1-4 family residential real estate represented 37.5% of total loans, an increase of $1.18 million.

•
Other real estate loans are typically non-farm, non-residential real estate loans which are, in most cases, owner-occupied commercial buildings.  Other real estate loans represented 36.4% of total loans, an increase of $5.66 million.

•	Commercial loans, which consist of secured and unsecured loans to small businesses, decreased 3.21%.

•	Consumer loans remained relatively unchanged for the year.

Asset Quality

Nonperforming asset balances fell as nonaccrual loans and delinquencies greater than 90 days and still accruing declined.

•
Total nonperforming assets were $24.71 million or 2.04% of total assets at March 31, 2014 compared to $28.66 million or 2.33% to total assets at December 31, 2013 and $33.59 million or 2.77% of total assets at March 31, 2013.

•	Loans that were delinquent for more than 90 days and still accruing declined to $503,000 as of March 31, 2014 from $808,000 as of December 31, 2013 and $812,000 as of March 31, 2013.

•
Nonaccrual loans declined to $14.88 million as of March 31, 2014 from $19.75 million as of December 31, 2013 and $20.02 million as of March 31, 2013, representing a decrease of 24.69% and 25.69%, respectively.

•
Troubled debt restructurings that were performing as agreed were $4.84 million at March 31, 2014 compared to $4.67 million at December 31, 2013 and $4.85 million at March 31, 2013, representing an increase of 3.51% and a decrease of .33%, respectively.

The table below summarizes nonperforming assets for the periods indicated.

	March 31,	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans	$14,876	$19,752	$21,664	$25,346	$29,386
Restructured loans (1)	4,838	4,674	5,132	3,853	1,254
Accruing loans greater than 90 days past due	503	808	1,044	1,233	909
Total nonperforming loans	$20,217	$25,234	$27,840	$30,432	$31,549
Other real estate owned	4,491	3,424	9,929	8,535	8,394
Total nonperforming assets	$24,708	$28,658	$37,769	$38,967	$39,943

Allowance for loan losses	$13,228	$13,320	$14,311	$14,623	$14,967

Nonperforming loans to total loans	2.76%	3.46%	3.92%	4.53%	4.79%
Allowance for loan losses to nonperforming loans	65.43%	52.79%	51.40%	48.05%	47.44%
Nonperforming assets to total assets	2.04%	2.33%	3.05%	3.27%	3.62%
(1) Amount reflects restructured loans that are not included in nonaccrual loans.

Included in nonperforming loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at March 31, 2014 was $11.27 million of which $6.50 million were included in the Company’s nonaccrual loan totals at that date and $4.84 million represented loans performing as agreed to the restructured terms. This compares with $15.60 million in total TDRs at December 31, 2013.  The amount of the valuation allowance related to TDRs was $1.48 million and $2.80 million as of March 31, 2014 and December 31, 2013, respectively. During the quarter ended March 31, 2014, $5.0 million in loans that were classified as TDRs as of December 31, 2013 were charged-off.

During the quarter ended March 31, 2014, the Company modified four loans considered to be TDRs, which totaled $906,000, compared to three modifications, which totaled $196,000 for the same period in 2013.

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

Net loan charge-offs during the first quarter of $980,000 exceeded the provision for loan losses of $888,000 which resulted in a slightly lower allowance for loan losses (ALLL) at the end of the quarter. Substantially all of the losses for loans charged-off during the quarter had been reserved as of December 31, 2013. The ALLL was $13.23 million representing 1.81% of total loans at March 31, 2014 compared to $13.32 million or 1.83% of total loans at the end of the previous quarter and $13.51 million or 1.89% of total loans at March 31, 2013.

The following table depicts the transactions, in summary form, related to the allowance for loan losses:

	For the Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Balance, beginning of year	$13,320	$14,311
Provision for loan losses	888	(188)
Charge-offs:
Real estate loans:
Construction	$90	$87
Secured by 1-4 family residential	588	489
Other real estate loans	684	97
Commercial loans	13	38
Consumer loans	14	8
Total charge-offs	$1,389	$719
Recoveries:
Real estate loans:
Construction	$151	$37
Secured by 1-4 family residential	108	50
Other real estate loans	104	9
Commercial loans	4	5
Consumer loans	42	3
Total recoveries	$409	$104
Net charge-offs	$980	$615
Balance, end of year	$13,228	$13,508

Allowance for loan losses to total loans	1.81%	1.89%
Net charge-offs to average loans	0.13%	0.08%

The allocation of the allowance (dollars in thousands) at March 31, 2014 and December 31, 2013 were:

	March 31, 2014	December 31, 2013
Real Estate Construction	$1,652	$847
Real Estate Secured by Farmland	179	166
1-4 Family Residential	6,079	6,734
Other Real Estate Loans	3,349	3,506
Commercial	1,791	1,890
Consumer	178	177
	$13,228	$13,320

The Company has allocated the allowance according to the amount deemed reasonably necessary to provide for the possibility of losses being incurred within each loan category.  The allocation of the allowance should not be interpreted as an indication that loan losses in future years will occur in the same proportions that they may have in prior periods or that the allocation indicates future loan loss trends.  Additionally, the proportion allocated to each loan category is not the total amount that may be available for future losses that could occur within such categories since the total allowance is available to absorb losses on the total portfolio.

Securities

The carrying value of the securities portfolio was $325.52 million at March 31, 2014, a decrease of $2.90 million or 0.88% from the carrying value of $328.43 million at December 31, 2013.  The unrealized gross gains and losses on the AFS securities were $6.41 million and $3.58 million at March 31, 2014, respectively.

The securities portfolio represented approximately 28.40% and 28.60% of the average earning assets of the Company at March 31, 2014 and December 31, 2013, respectively.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased by $43,000 to $5.30 million at March 31, 2014 as the result of amortization of identified intangibles related to the acquisition of Middleburg Investment Advisors.

Deposits

Total deposits decreased by $21.15 million from December 31, 2013 to $961.25 million as of quarter end March 31, 2014, primarily due to seasonal activity and maturing wholesale borrowings that we elected not to renew.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $38.9 million at March 31, 2014, $42.1 million as of December 31, 2013 and $36.6 million as of March 31, 2013 and is reflected in both the savings and interest bearing demand deposits and securities sold under agreements to repurchase amounts on the consolidated balance sheet. Fluctuations in these balances are due to cash entering and exiting the market as a result of trends within the marketplace and changes in investors' confidence.

Time deposits decreased by $12.72 million or 4.75% from December 31, 2013 to $255.22 million at March 31, 2014. Time deposits include brokered certificates of deposit and CDARS deposits. Securities sold under agreements to repurchase (“Repo Accounts”) decreased by $1.92 million from $34.54 million at December 31, 2013 to $32.62 million at March 31, 2014. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000 and the Tredegar Institutional Select account which includes accounts maintained by Middleburg Trust Company’s business clients. All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

Short-term Borrowings and FHLB Borrowings

The Company had no overnight advances from the Federal Home Loan Bank of Atlanta (“FHLB”) outstanding at March 31, 2014. FHLB term advances were $80.00 million at March 31, 2014, unchanged from December 31, 2013.

Southern Trust Mortgage has a $5.0 million line of credit and a $75.0 million participation agreement with Middleburg Bank. The line of credit and the outstanding balance under the participation agreement are eliminated in the consolidation process and are not reflected in the consolidated financial statements of the Company.

Non-controlling Interest in Consolidated Subsidiary

The Company, through Middleburg Bank owns 62.3% of the issued and outstanding membership interest units in Southern Trust Mortgage. The remaining 37.7% of issued and outstanding membership interest units are owned by other partners. The ownership interest of these partners is represented in the financial statements as “Non-controlling Interest in Consolidated Subsidiary.” The non-controlling interest is reflected in total shareholders’ equity. Southern Trust Mortgage also has preferred stock of $1.6 million issued and outstanding at March 31, 2014. As of March 31, 2014, the Company, through Middleburg Bank owned 83.5% of the issued and outstanding preferred stock in Southern Trust Mortgage. The remaining 16.5% of issued and outstanding preferred stock is owned by other partners. The preferred stock held by these other partners is reflected in other liabilities.

On March 26, 2014, the Company announced an agreement to sell its membership interests in Southern Trust Mortgage to a consortium of banks and the President of Southern Trust Mortgage. The sale is expected to close in the second quarter of 2014, which will eliminate the Company's ownership and non-controlling interest in Southern Trust Mortgage.

Capital Resources and Dividends

Shareholders' equity was $115.84 million at March 31, 2014 compared with $112.58 million at December 31, 2013. During the quarter ended March 31, 2014 the Company declared common stock dividends of $0.07 per share, compared to $0.05 per share for the same period in 2013. The book value of common stock was $16.37 per share at March 31, 2014 and $15.90 at December 31, 2013.

The Company had a ratio of total capital to risk-weighted assets of 15.93% and 15.60% at March 31, 2014 and 2013, respectively.  The ratio of Tier 1 capital to risk-weighted assets was 14.67% and 14.35% at March 31, 2014 and 2013, respectively.  The Company’s leverage ratio was 9.61% at March 31, 2014 compared to 9.11% at March 31, 2013. These ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

The Company’s Tier 1 capital and total capital include $5.0 million of trust preferred securities. Under the changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (Basel III Final Rule), the Company's trust preferred securities will continue to be included in Tier 1 capital and total capital until they mature, pursuant to a "grandfathering" provision that exempts Middleburg Financial Corporation's securities from the more stringent regulatory capital treatment contained in the Basel III Final Rule for trust preferred securities. In addition to "grandfathering" certain previously outstanding trust preferred securities for community banks, the Basel III Final Rule introduces a new Common Equity Tier 1 capital measure, increases the applicable minimum regulatory capital levels and certain prompt corrective action capital levels, and establishes a capital conservation buffer and new risk weights for certain types of assets. The Basel III Final Rule is effective for community banks on January 1, 2015 and has a transition period applicable to certain regulatory capital changes until January 1, 2019.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $24.0 million, none of which were outstanding at March 31, 2014.  Middleburg Bank is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  Available borrowing capacity from this source at March 31, 2014 was $44.2 million.  At March 31, 2014, Middleburg Bank had $20.3 million of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.  At March 31, 2014, the Company had $7.3 million and $5.0 million of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions with remaining maturities of less than one year and greater than one year, respectively.

As of March 31, 2014, Middleburg Bank had remaining credit availability in the amount of $96.0 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.

At March 31, 2014, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments and unencumbered securities available for sale were 24.62% of total deposits and liabilities.

Off-Balance Sheet Arrangements
As of March 31, 2014, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	further adverse changes in general economic and business conditions in the Company’s market area;

•	changes in banking and other laws and regulations applicable to the Company;

•	maintaining asset qualities;

•	the ability to properly identify risks in our loan portfolio and calculate an adequate loan loss allowance;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	concentration in loans secured by real estate;

•	changing trends in customer profiles and behavior;

•	changes in interest rates and interest rate policies;

•	maintaining cost controls as the Company opens or acquires new facilities;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the ability to continue to attract low cost core deposits to fund asset growth;

•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

•	reliance on the Company’s management team, including its ability to attract and retain key personnel;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Company;

•	maintaining capital levels adequate to support the Company’s growth; and

•	other factors described in Item 1A, “Risk Factors,” discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis as of March 31, 2014 and December 31, 2013.

Estimated Net Interest Income Sensitivity
Rate Change	March 31, 2014	December 31, 2013
+ 200 bps	1.5%	2.7%
- 200 bps	(9.5)%	(11.6)%

At March 31, 2014, the Company’s interest rate risk model indicated that in a  rate environment of an immediate 200 basis points increase, net interest income will increase by 1.5% over a 12-month period.  For the same time period, the interest rate risk model indicated that, in a rate environment of an immediate 200 basis points decrease, net interest income could decrease by 9.5% over a 12-month period.  While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 1A.    RISK FACTORS

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in our risk factors from those disclosed in this report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date:	May 12, 2014	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date:	May 12, 2014	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.