Form 10-Q
period 2014-06-30
MIDDLEBURG FINANCIAL CORP
filed 2014-08-08
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,123,953 shares of Common Stock as of August 8, 2014.

 MIDDLEBURG FINANCIAL CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

PART I

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
	(Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$6,289	$6,648
Interest bearing deposits with other institutions	112,934	60,695
Total cash and cash equivalents	119,223	67,343
Securities available for sale	329,667	328,423
Loans held for sale, net	13,484	33,175
Restricted securities, at cost	6,404	6,780
Loans, net of allowance for loan losses of $11,508 and $13,320, respectively	715,598	715,160
Premises and equipment, net	19,343	20,017
Goodwill and identified intangibles	3,893	5,346
Other real estate owned, net of valuation allowance of $644 and $398, respectively	4,356	3,424
Bank owned life insurance	22,281	21,955
Accrued interest receivable and other assets	18,486	26,130
TOTAL ASSETS	$1,252,735	$1,227,753
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$198,407	$185,577
Savings and interest bearing demand deposits	550,126	528,879
Time deposits	254,962	267,940
Total deposits	1,003,495	982,396
Securities sold under agreements to repurchase	35,331	34,539
Federal Home Loan Bank borrowings	80,000	80,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	9,708	10,590
TOTAL LIABILITIES	1,133,689	1,112,680
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized; 7,113,744 and 7,080,591 issued and outstanding, respectively)	17,454	17,403
Capital surplus	44,483	44,251
Retained earnings	53,528	50,689
Accumulated other comprehensive income	3,581	232
Total Middleburg Financial Corporation shareholders' equity	119,046	112,575
Non-controlling interest in consolidated subsidiary	—	2,498
TOTAL SHAREHOLDERS' EQUITY	119,046	115,073
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,252,735	$1,227,753

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$8,493	$8,795	$17,299	$17,760
Interest and dividends on securities available for sale
Taxable	1,792	1,468	3,410	2,999
Tax-exempt	537	646	1,121	1,276
Dividends	72	54	145	110
Interest on deposits in banks and federal funds sold	47	29	73	59
Total interest and dividend income	10,941	10,992	22,048	22,204
INTEREST EXPENSE
Interest on deposits	995	1,253	1,997	2,626
Interest on securities sold under agreements to repurchase	81	81	161	161
Interest on short-term borrowings	—	18	—	47
Interest on FHLB borrowings and other debt	355	299	668	594
Total interest expense	1,431	1,651	2,826	3,428
NET INTEREST INCOME	9,510	9,341	19,222	18,776
Provision for (recovery of) loan losses	72	184	960	(4)
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	9,438	9,157	18,262	18,780
NON-INTEREST INCOME
Service charges on deposit accounts	622	574	1,180	1,108
Trust services income	1,057	1,014	2,105	1,974
Gains on loans held for sale	1,916	4,483	4,858	8,376
Gains on securities available for sale, net	66	326	129	373
Commissions on investment sales	146	110	286	204
Fees on mortgages held for sale	23	58	51	75
Bank owned life insurance	164	123	326	243
Gain on sale of majority interest in consolidated subsidiary	24	—	24	—
Other operating income	255	392	1,196	655
Total non-interest income	4,273	7,080	10,155	13,008
NON-INTEREST EXPENSE
Salaries and employee benefits	5,993	7,692	13,026	15,492
Occupancy and equipment	1,679	1,787	3,579	3,592
Advertising	131	435	294	703
Computer operations	510	458	969	919
Other real estate owned	12	142	179	961
Other taxes	220	187	417	379
Federal deposit insurance	230	270	468	535
Other operating expenses	2,356	2,137	4,335	4,455
Total non-interest expense	11,131	13,108	23,267	27,036
Income before income taxes	2,580	3,129	5,150	4,752
Income tax expense	667	774	1,415	1,137
NET INCOME	1,913	2,355	3,735	3,615
Net (income) loss attributable to non-controlling interest	(58)	(262)	98	(195)
Net income attributable to Middleburg Financial Corporation	$1,855	$2,093	$3,833	$3,420
Earnings per share:
Basic	$0.26	$0.30	$0.54	$0.48
Diluted	$0.26	$0.29	$0.54	$0.48

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
	(Unaudited)		(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$1,913	$2,355	$3,735	$3,615
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax of $974, $1,861, $1,822 and $1,972, respectively	1,890	(3,610)	3,537	(3,825)
Reclassification adjustment for gains included in net income, net of tax of $22, $111, $44 and $127, respectively	(44)	(215)	(85)	(246)
Unrealized gain (loss) on interest rate swaps, net of tax of $49, $85, $53 and $105, respectively	(99)	165	(108)	204
Reclassification adjustment for loss on interest rate swap ineffectiveness included in net income, net of tax of $3, $0, $3 and $0, respectively	5	—	5	—
Total other comprehensive income (loss)	1,752	(3,660)	3,349	(3,867)
Total comprehensive income (loss)	3,665	(1,305)	7,084	(252)
Comprehensive (income) loss attributable to non-controlling interest	(58)	(262)	98	(195)
Comprehensive income (loss) attributable to Middleburg Financial Corporation	$3,607	$(1,567)	$7,182	$(447)

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	For the Six Months Ended June 30, 2014 and 2013
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance December 31, 2012	$17,357	$43,869	$46,235	$6,467	$3,194	$117,122

Net income	—	—	3,420	—	195	3,615
Other comprehensive loss, net of tax	—	—	—	(3,867)	—	(3,867)
Cash dividends ($0.10 per share)	—	—	(708)	—	—	(708)
Distributions to non-controlling interest	—	—	—	—	(676)	(676)
Restricted stock vesting (21,455 shares)	54	(54)	—	—	—	—
Repurchase of restricted stock (5,281 shares)	(14)	(88)	—	—	—	(102)
Share-based compensation	—	273	—	—	—	273
Balance June 30, 2013	$17,397	$44,000	$48,947	$2,600	$2,713	$115,657

Balance December 31, 2013	$17,403	$44,251	$50,689	$232	$2,498	$115,073

Net income	—	—	3,833	—	(98)	3,735
Other comprehensive income, net of tax	—	—	—	3,349	—	3,349
Cash dividends ($0.14 per share)	—	—	(994)	—	—	(994)
Sale of majority interest in consolidated subsidiary	—	—	—	—	(2,400)	(2,400)
Exercise of stock options (9,563 shares)	24	132	—		—	156
Restricted stock vesting (15,258 shares)	38	(38)	—	—	—	—
Repurchase of restricted stock (4,693 shares)	(11)	(75)	—	—	—	(86)
Share-based compensation	—	213	—	—	—	213
Balance June 30, 2014	$17,454	$44,483	$53,528	$3,581	$—	$119,046

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$3,735	$3,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,040	970
Provision for (recovery of) loan losses	960	(4)
Gain on securities available for sale, net	(129)	(373)
Loss on disposal of assets, net	—	9
Premium amortization on securities, net	1,389	1,840
Decrease in loans held for sale, net	19,691	16,792
Share-based compensation	213	273
Gain on sale of majority interest in consolidated subsidiary	(24)	—
(Gain) loss on sale of other real estate owned, net	(140)	649
Valuation adjustment on other real estate owned	168	—
Valuation adjustment on property held for sale	200	—
Decrease in prepaid FDIC insurance	—	3,015
Changes in assets and liabilities:
Decrease in other assets	611	2,165
Decrease in other liabilities	(882)	(801)
Net cash provided by operating activities	$26,832	$28,150
Cash Flows from Investing Activities
Proceeds from maturity, calls and sales of securities available for sale	71,065	56,614
Purchase of securities available for sale	(68,339)	(64,924)
Redemption (purchase) of restricted stock	376	(15)
Purchases of bank premises and equipment, net	(281)	(460)
Increase in loans, net	(3,444)	(306)
Proceeds from sale of majority interest in consolidated subsidiary, net	3,618	—
Proceeds from sale of other real estate owned	1,086	3,803
Net cash provided by (used in) investing activities	$4,081	$(5,288)
Cash Flows from Financing Activities
Increase (decrease) in demand, interest-bearing demand and savings deposits	$34,077	$(19,024)
Decrease in certificates of deposit	(12,978)	(1,002)
Increase in securities sold under agreements to repurchase	792	1,808
Decrease in short-term borrowings	—	(6,185)
Increase in FHLB borrowings	—	7,088
Distributions to non-controlling interest	—	(676)
Payment of dividends on common stock	(994)	(708)
Proceeds from issuance of common stock, net	156	—
Repurchase of stock	(86)	(102)
Net cash provided by (used in) financing activities	$20,967	$(18,801)
Increase in cash and and cash equivalents	51,880	4,061
Cash and cash equivalents at beginning of the period	67,343	54,415
Cash and cash equivalents at end of the period	$119,223	$58,476
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,884	$3,538
Income taxes	$425	$—
Supplemental Disclosure of Non-Cash Transactions
Unrealized gain (loss) on securities available for sale	$5,230	$(6,169)
Change in market value of interest rate swap	$(156)	$309
Transfer of loans to other real estate owned	$2,046	$2,093

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.        General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2014 and December 31, 2013, the results of operations, comprehensive income (loss), for the three and six month periods ending June 30, 2014 and 2013 and changes in shareholders’ equity and cash flows for the six months ended June 30, 2014 and 2013, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage to a consortium of banks and the President of Southern Trust Mortgage.

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

For the six months ended June 30, 2014, the Company recorded $213,000 in share-based compensation expense related to restricted stock. As of June 30, 2014 all outstanding option awards were previously vested and, accordingly, there was no compensation expense recognized as of June 30, 2014.

The aggregate intrinsic value, noted in the tables below, represents the amount by which the current market value of the underlying stock exceeds the exercise price. This amount changes based on changes in the market value of the Company’s common stock.

The Company granted 35,000 shares of restricted stock on May 7, 2014 to certain employees and executive officers. The restricted stock awards are performance based awards that contain performance based acceleration provisions if certain financial performance targets are met during pre-defined monitoring periods. Under the terms of the award, vesting may be accelerated on a partial basis depending on financial results for the years 2014 - 2018 based on the percentile ranking of the Company compared to its peer group over the period 2014 - 2018. All unearned restricted stock awards are forfeited if the employee leaves the Company prior to vesting. On January 27, 2014 and May 7, 2014 the Company awarded 133 shares and 4,400 shares, respectively, of restricted stock to members of the board of directors. These shares will vest at 100% on April 30, 2014 and April 30, 2015, respectively.

The following table summarizes restricted stock service and performance awards awarded under the 2006 Equity Compensation Plan:

	June 30, 2014
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2013	119,250	$16.39
Granted	39,533	17.63
Vested	(15,258)	15.55
Forfeited	(11,250)	16.05
Non-vested at June 30, 2014	132,275	$16.64	$2,646

The weighted-average remaining contractual term for non-vested service award grants at June 30, 2014, was 4.03 years.  As of June 30, 2014, there was $1.6 million of total unrecognized compensation expense related to the non-vested service award grants under the 2006 Equity Compensation Plan.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan and remaining outstanding unexercised options under the 1997 Stock Incentive Plan.

	June 30, 2014
	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	58,513	$15.30	$160
Granted	—	—	—
Exercised	(9,563)	14.00	40
Forfeited	(3,000)	39.40	—
Outstanding at June 30, 2014	45,950	$14.00	$276
Options exercisable at June 30, 2014	45,950	$14.00	$276

As of June 30, 2014, options outstanding and exercisable are summarized as follows:

Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Options Exercisable
$14.00	40,950	4.71	40,950
$14.00	5,000	5.34	5,000
$14.00	45,950	4.78	45,950

Note 3.        Securities

Amortized costs and fair values of securities available for sale are summarized as follows:

	June 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$27,512	$222	$(181)	$27,553
Obligations of states and political subdivisions	60,126	1,960	(892)	61,194
Mortgage-backed securities:
Agency	172,315	4,933	(866)	176,382
Non-agency	21,177	197	(74)	21,300
Other asset backed securities	25,248	512	(42)	25,718
Corporate preferred stock	68	18	—	86
Corporate securities	17,594	171	(331)	17,434
Total	$324,040	$8,013	$(2,386)	$329,667

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$21,367	$304	$(332)	$21,339
Obligations of states and political subdivisions	68,904	1,083	(2,749)	67,238
Mortgage-backed securities:
Agency	166,095	3,539	(1,624)	168,010
Non-agency	22,029	116	(211)	21,934
Other asset backed securities	33,883	710	(175)	34,418
Corporate preferred stock	69	5	—	74
Corporate securities	15,680	58	(328)	15,410
Total	$328,027	$5,815	$(5,419)	$328,423

The amortized cost and fair value of securities available for sale as of June 30, 2014, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	June 30, 2014
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,927	$5,004
Due after one year through five years	33,682	34,928
Due after five years through ten years	43,231	43,176
Due after ten years	23,392	23,073
Mortgage-backed securities	193,492	197,682
Other asset backed securities	25,248	25,718
Corporate preferred stock	68	86
Total	$324,040	$329,667

Proceeds from sales of securities during the six months ended June 30, 2014, were $38.9 million.  Gross gains of $525,000 and gross losses of $396,000 were realized on those sales, respectively.  The tax expense applicable to these net realized gains amounted to $44,000.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $174.9 million at June 30, 2014.

Investments in an unrealized loss position that are temporarily impaired are as follows:

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
June 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$11,181	$(118)	$1,344	$(63)	$12,525	$(181)
Obligations of states and political subdivisions	—	—	10,352	(892)	10,352	(892)
Mortgage-backed securities:
Agency	22,333	(293)	17,172	(573)	39,505	(866)
Non-agency	6,797	(59)	1,120	(15)	7,917	(74)
Other asset backed securities	2,399	(5)	2,121	(37)	4,520	(42)
Corporate preferred stock	—	—	—	—	—	—
Corporate securities	9,863	(275)	909	(56)	10,772	(331)
Total	$52,573	$(750)	$33,018	$(1,636)	$85,591	$(2,386)

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$10,218	$(273)	$1,416	$(59)	$11,634	$(332)
Obligations of states and political subdivisions	24,568	(2,539)	1,798	(210)	26,366	(2,749)
Mortgage-backed securities:
Agency	50,048	(1,264)	8,228	(360)	58,276	(1,624)
Non-agency	14,505	(152)	1,351	(59)	15,856	(211)
Other asset backed securities	1,585	(39)	2,187	(136)	3,772	(175)
Corporate preferred stock	—	—	—	—	—	—
Corporate securities	6,247	(274)	4,446	(54)	10,693	(328)
Total	$107,171	$(4,541)	$19,426	$(878)	$126,597	$(5,419)

A total of 91 securities have been identified by the Company as temporarily impaired at June 30, 2014.  Of the 91 securities, 90 are investment grade and one is speculative grade.  Mortgage-backed securities and municipal securities make up the majority of the gross unrealized losses for temporarily impaired securities at June 30, 2014.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of June 30, 2014.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s consolidated income statement and balance sheet.

Other-than-temporary impairment losses

At June 30, 2014, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity. For debt securities related to corporate securities, the Company determined that there was no other adverse change in the cash flows as viewed by a market participant; therefore, the Company does not consider the investments in these assets to be other-than-temporarily impaired at June 30, 2014.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future. For the six months ended June 30, 2014 and the year ended December 31, 2013, no credit related impairment losses were recognized by the Company.

The Company’s investment in FHLB stock totaled $4.7 million at June 30, 2014.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2014, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the consolidated balance sheets and is not part of the available for sale portfolio.

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

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
Real estate loans:
Construction	$29,378	4.0%	$36,025	5.0%
Secured by farmland	17,414	2.4	16,578	2.3
Secured by 1-4 family residential	271,735	37.4	273,384	37.5
Other real estate loans	264,933	36.4	260,333	35.7
Commercial loans	127,231	17.5	129,554	17.8
Consumer loans	16,415	2.3	12,606	1.7
Total Gross Loans (1)	$727,106	100.00%	$728,480	100.00%
Less allowance for loan losses	11,508		13,320
Net loans	$715,598		$715,160

(1)	Gross loan balances at June 30, 2014 and December 31, 2013 are net of deferred loan costs of $2.2 million and $2.4 million, respectively.

Loans presented in the table above exclude loans held for sale.  The Company had $13.5 million and $33.2 million in mortgages held for sale at June 30, 2014 and December 31, 2013, respectively.

The Company sold $6.6 million in loans during the six months ended June 30, 2014. Of this amount, $5.9 million were on nonaccrual status and $6.3 million were classified as TDRs. Specific reserves associated with these loans totaled $655,000.

The following tables present a contractual aging of the recorded investment in past due loans by class of loans:

	June 30, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$—	$1,889	$1,889	$27,489	$29,378
Secured by farmland	—	—	—	—	17,414	17,414
Secured by 1-4 family residential	827	71	4,020	4,918	266,817	271,735
Other real estate loans	51	—	219	270	264,663	264,933
Commercial loans	—	259	1,527	1,786	125,445	127,231
Consumer loans	4	4	17	25	16,390	16,415
Total	$882	$334	$7,672	$8,888	$718,218	$727,106

	December 31, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$76	$1,649	$554	$2,279	$33,746	$36,025
Secured by farmland	—	—	—	—	16,578	16,578
Secured by 1-4 family residential	590	3,751	1,022	5,363	268,021	273,384
Other real estate loans	116	—	4,197	4,313	256,020	260,333
Commercial loans	162	1,513	27	1,702	127,852	129,554
Consumer loans	31	9	38	78	12,528	12,606
Total	$975	$6,922	$5,838	$13,735	$714,745	$728,480

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
Real estate loans:
Construction	$1,783	$344	$2,368	$268
Secured by 1-4 family residential	5,135	—	9,458	539
Other real estate loans	1,568	—	6,045	—
Commercial loans	1,911	5	1,844	—
Consumer loans	11	6	37	1
Total	$10,408	$355	$19,752	$808

If interest on nonaccrual loans had been accrued, such income would have approximated $298,000 and $1.1 million for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. The Company sold $6.6 million in loans during the six months ended June 30, 2014. Of this amount, $5.9 million were on nonaccrual status.

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
The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system:

June 30, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$20,305	$8,904	$261,694	$241,372	$121,602	$16,357	$670,234
Special Mention	6,946	7,903	2,718	16,039	3,109	31	36,746
Substandard	2,127	607	6,936	7,522	2,270	16	19,478
Doubtful	—	—	387	—	250	11	648
Loss	—	—	—	—	—	—	—
Ending Balance	$29,378	$17,414	$271,735	$264,933	$127,231	$16,415	$727,106

December 31, 2013
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$31,143	$8,067	$253,654	$238,811	$126,246	$12,510	$670,431
Special Mention	2,245	7,903	1,732	9,475	775	15	22,145
Substandard	2,090	608	16,158	12,047	2,419	44	33,366
Doubtful	547	—	1,840	—	114	37	2,538
Loss	—	—	—	—	—	—	—
Ending Balance	$36,025	$16,578	$273,384	$260,333	$129,554	$12,606	$728,480

The following tables present loans individually evaluated for impairment by class of loan:

	June 30, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,622	$2,174	$—	$1,864	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	2,028	2,445	—	2,390	28
Other real estate loans	3,385	3,385	—	3,470	104
Commercial loans	2,067	2,067	—	2,090	—
Consumer loans	—	—	—	15	—
Total with no related allowance	$9,102	$10,071	$—	$9,829	$132
With an allowance recorded:
Real estate loans:
Construction	$504	$504	$111	$3,175	$150
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,871	3,923	1,993	3,879	12
Other real estate loans	1,260	1,260	312	1,269	69
Commercial loans	436	436	217	802	8
Consumer loans	11	11	11	9	—
Total with a related allowance	$6,082	$6,134	$2,644	$9,134	$239
Total	$15,184	$16,205	$2,644	$18,963	$371

	December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,924	$2,475	$—	$1,975	$13
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,930	4,452	—	4,415	6
Other real estate loans	4,458	4,458	—	4,552	104
Commercial loans	2,115	2,115	—	2,267	—
Consumer loans	—	—	—	—	—
Total with no related allowance	$12,427	$13,500	$—	$13,209	$123
With an allowance recorded:
Real estate loans:
Construction	$712	$712	$486	$878	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	6,481	6,428	3,045	6,632	47
Other real estate loans	4,684	4,684	812	4,840	71
Commercial loans	355	377	275	399	10
Consumer loans	37	37	37	39	—
Total with a related allowance	$12,269	$12,238	$4,655	$12,788	$128
Total	$24,696	$25,738	$4,655	$25,997	$251

The “Recorded Investment” amounts in the table above represent the outstanding principal balance on each loan represented in the table.  The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged-off on each loan and nonaccrual payments applied to principal.

Included in certain loan categories of impaired loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at June 30, 2014 was $7.6 million of which $3.0 million were included in the Company’s nonaccrual loan totals at that date and $4.6 million represented loans performing as agreed according to the restructured terms. This compares with $15.6 million in total restructured loans at December 31, 2013.  The amount of the valuation allowance related to TDRs was $760,000 and $2.8 million as of June 30, 2014 and December 31, 2013, respectively.

Loan modifications that were classified as TDRs during the three and six months ended June 30, 2014 and 2013 were as follows:

	Loans Modified as TDRs
	For the Three Months Ended June 30,
(Dollars in thousands)	2014			2013
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	1	$512	$473
Secured by farmland	—	—	—	—	—	—
Secured by 1-4 family residential	1	409	409	5	1,394	1,387
Other real estate loans	—	—	—	—	—	—
Total real estate loans	1	$409	$409	6	$1,906	$1,860
Commercial loans	—	—	—	1	466	466
Consumer loans	—	—	—	—	—	—
Total	1	$409	$409	7	$2,372	$2,326

	Loans Modified as TDRs
	For the Six Months Ended June 30,
(Dollars in thousands)	2014			2013
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	1	$512	$473
Secured by farmland	—	—	—	—	—	—
Secured by 1-4 family residential	4	1,190	1,142	6	1,445	1,433
Other real estate loans	1	200	173	2	168	143
Total real estate loans	5	$1,390	$1,315	9	$2,125	$2,049
Commercial loans	—	—	—	1	466	466
Consumer loans	—	—	—	—	—	—
Total	5	$1,390	$1,315	10	$2,591	$2,515

Of the five TDRs identified as of June 30, 2014, two loans had previously been measured under the general allowance methodology of the allowance for loan losses. Upon identifying these loans as TDRs, the Company evaluated them for impairment. The accounting amendments require prospective application of the impairment measurement guidance for those loans newly identified as impaired. As of June 30, 2014, the recorded investment in the loans restructured during the period for which the allowance was previously measured under the general allowance methodology was $916,000. There was no allowance for loan losses associated with those loans on the basis of a current evaluation of loss.

Of the five TDRs identified above as of June 30, 2014, one paid off and two were sold totaling $707,000 during the quarter ended June 30, 2014.

TDR payment defaults during three and six months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30,
(Dollars in thousands)	2014		2013
Class of Loan	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate loans:
Construction	—	$—	—	$—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	2	200	2	852
Other real estate loans	1	94	—	—
Total real estate loans	3	$294	2	$852
Commercial loans	1	49	1	34
Consumer loans	—	—	—	—
Total	4	$343	3	$886

	For the Six Months Ended June 30,
(Dollars in thousands)	2014		2013
Class of Loan	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate loans:
Construction	—	$—	1	$102
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	4	376	2	852
Other real estate loans	1	94	—	—
Total real estate loans	5	$470	3	$954
Commercial loans	1	49	1	34
Consumer loans	—	—	—	—
Total	6	$519	4	$988

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

Note 5.        Allowance for Loan Losses

The following table presents, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology(individually evaluated for impairment or collectively evaluated for impairment).

	June 30, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2013	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Adjustment for the sale of majority interest in consolidated subsidiary	—	—	(95)	—	—	—	(95)
Charge-offs	(845)	—	(1,186)	(748)	(626)	(17)	(3,422)
Recoveries	168	—	305	106	96	70	745
Provision	438	16	(837)	679	702	(38)	960
Balance at June 30, 2014	$608	$182	$4,921	$3,543	$2,062	$192	$11,508
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$111	$—	$1,993	$312	$217	$11	$2,644
Collectively evaluated for impairment	497	182	2,928	3,231	1,845	181	8,864
Total ending allowance balance	$608	$182	$4,921	$3,543	$2,062	$192	$11,508
Loans:
Individually evaluated for impairment	$2,126	$—	$5,899	$4,645	$2,503	$11	$15,184
Collectively evaluated for impairment	27,252	17,414	265,836	260,288	124,728	16,404	711,922
Total ending loans balance	$29,378	$17,414	$271,735	$264,933	$127,231	$16,415	$727,106

	December 31, 2013
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2012	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Charge-offs	(394)	—	(785)	(97)	(75)	(30)	(1,381)
Recoveries	68	—	140	37	9	27	281
Provision	(85)	31	1,103	(782)	(142)	(16)	109
Balance at December 31, 2013	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$486	$—	$3,045	$812	$275	$37	$4,655
Collectively evaluated for impairment	361	166	3,689	2,694	1,615	140	8,665
Total ending allowance balance	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Loans:
Individually evaluated for impairment	$2,636	$—	$10,411	$9,142	$2,470	$37	$24,696
Collectively evaluated for impairment	33,389	16,578	262,973	251,191	127,084	12,569	703,784
Total ending loans balance	$36,025	$16,578	$273,384	$260,333	$129,554	$12,606	$728,480

Note 6.        Earnings Per Share

The following shows the weighted-average number of shares used in computing earnings per share and the effect on weighted-average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	For the Three Months Ended June 30,
	2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,093,788	$0.26	7,072,587	$0.30
Effect of dilutive securities:
Stock options, grants and warrant	24,038	—	30,083	(0.01)
Earnings per share, diluted	7,117,826	$0.26	7,102,670	$0.29

	For the Six Months Ended June 30,
	2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,088,800	$0.54	7,066,279	$0.48
Effect of dilutive securities:
Stock options, grants and warrant	24,171	—	30,226	—
Earnings per share, diluted	7,112,971	$0.54	7,096,505	$0.48

The warrant and none of the stock options were considered anti-dilutive as of June 30, 2014. Stock options representing approximately 6,000 shares as of June 30, 2013 were not included in the calculation of earnings per share because they would have been anti-dilutive.

Note 7.        Segment Reporting

The Company operates in a decentralized fashion in the following principal business activities: retail banking services; wealth management services; and mortgage banking services.

•	Revenue from retail banking activity consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.

•	Revenue from the wealth management activities is comprised of fees based upon the market value of the accounts under administration as well as commissions on investment transactions.

•
Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The Company recognizes gains on the sale of loans as part of other income. On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage.

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
The following tables represent reportable segment information for the three and six months ended June 30, 2014 and 2013, respectively:

	For the Three Months Ended					For the Three Months Ended
	June 30, 2014					June 30, 2013
(In Thousands)	Retail Banking	Wealth Management	Mortgage Banking	Elimina-tions	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Elimina-tions	Consolidated
Revenues:
Interest income	$10,865	$3	$163	$(90)	$10,941	$10,903	$4	$409	$(324)	$10,992
Trust and investment fee income	146	1,095	—	(38)	$1,203	110	1,051	—	(37)	1,124
Other income	1,083	—	2,008	(21)	$3,070	1,342	—	4,691	(77)	5,956
Total operating income	12,094	1,098	2,171	(149)	15,214	12,355	1,055	5,100	(438)	18,072
Expenses:
Interest expense	1,415	—	106	(90)	$1,431	1,634	—	341	(324)	1,651
Salaries and employee benefits	4,168	566	1,259	—	$5,993	4,198	531	2,963	—	7,692
Provision for loan losses	—	—	72	—	$72	180	—	4	—	184
Other	4,334	287	576	(59)	$5,138	4,056	378	1,096	(114)	5,416
Total operating expenses	9,917	853	2,013	(149)	12,634	10,068	909	4,404	(438)	14,943
Income before income taxes and non-controlling interest	2,177	245	158	—	2,580	2,287	146	696	—	3,129
Income tax expense	568	99	—	—	667	672	102	—	—	774
Net Income	1,609	146	158	—	1,913	1,615	44	696	—	2,355
Non-controlling interest in income of consolidated subsidiary	—	—	(58)	—	(58)	—	—	(262)	—	(262)
Net income attributable to Middleburg Financial Corporation	$1,609	$146	$100	$—	$1,855	$1,615	$44	$434	$—	$2,093
Total assets	$1,365,914	$12,547	$—	$(125,726)	$1,252,735	$1,203,277	$6,355	$75,257	$(67,689)	$1,217,200
Capital expenditures	$298	$2	$3	$—	$303	$203	$—	$9	$—	$212
Goodwill and other intangibles	$—	$3,893	$—	$—	$3,893	$—	$4,065	$1,867	$—	$5,932

	For the Six Months Ended					For the Six Months Ended
	June 30, 2014					June 30, 2013
(In Thousands)	Retail Banking	Wealth Management	Mortgage Banking	Elimina-tions	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Elimina-tions	Consolidated
Revenues:
Interest income	$21,879	$7	$450	$(288)	$22,048	$21,992	$7	$878	$(673)	$22,204
Trust and investment fee income	286	2,181	—	(76)	2,391	204	2,052	—	(78)	2,178
Other income	2,690	—	5,121	(47)	7,764	2,260	—	8,803	(233)	10,830
Total operating income	24,855	2,188	5,571	(411)	32,203	24,456	2,059	9,681	(984)	35,212
Expenses:
Interest expense	2,810	—	304	(288)	$2,826	3,382	—	719	(673)	3,428
Salaries and employee benefits	8,119	1,135	3,772	—	13,026	8,474	1,058	5,960	—	15,492
Provision for (recovery of) loan losses	926	—	34	—	960	(9)	—	5	—	(4)
Other	8,092	550	1,722	(123)	10,241	8,690	687	2,478	(311)	11,544
Total operating expenses	19,947	1,685	5,832	(411)	27,053	20,537	1,745	9,162	(984)	30,460
Income before income taxes and non-controlling interest	4,908	503	(261)	—	5,150	3,919	314	519	—	4,752
Income tax expense	1,211	204	—	—	1,415	963	174	—	—	1,137
Net Income	3,697	299	(261)	—	3,735	2,956	140	519	—	3,615
Non-controlling interest in income of consolidated subsidiary	—	—	98	—	98	—	—	(195)	—	(195)
Net income attributable to Middleburg Financial Corporation	$3,697	$299	$(163)	$—	$3,833	$2,956	$140	$324	—	$3,420
Total assets	$1,365,914	$12,547	$—	$(125,726)	$1,252,735	$1,203,277	$6,355	$75,257	$(67,689)	$1,217,200
Capital expenditures	$441	$10	$3	$—	$454	$451	$—	$9	$—	$460
Goodwill and other intangibles	$—	$3,893	$—	$—	$3,893	$—	$4,065	$1,867	$—	$5,932

Note 8.        Capital Purchase Program

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share, at an initial exercise price of $15.85 per share. As a result of the completion of a public stock offering in 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101 and the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement. During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of June 30, 2014.

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

Mortgage Interest Rate Locks
The Company recognizes mortgage interest rate locks at fair value. Fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Company's mortgage interest rate locks are classified as Level II. On May 15, 2014, the Company sold its majority interest in Southern Trust Mortgage. Activity subsequent to the sale is deemed immaterial.

Mortgage Banking Hedge Instruments
Mortgage banking hedge instruments are used to mitigate interest rate risk for residential mortgage loans held for sale and interest rate locks. These instruments are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell mortgage backed securities. The Company's mortgage banking hedge instruments are classified as Level II. On May 15, 2014, the Company sold its majority interest in Southern Trust Mortgage and on this date, mortgage servicing rights ceased.

Interest Rate Swaps
Interest rate swaps are recorded at fair value based on third party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data (Level II).

Mortgage Servicing Rights
The Company obtains the fair value of mortgage servicing rights from an independent valuation service. The model used by the independent service to value mortgage servicing rights incorporates inputs and assumptions such as loan characteristics, contractually specified servicing fees, prepayment speeds, delinquency rates, late charges, escrow income, other ancillary revenue, costs to service and other economic factors. Fair value estimates from the model are adjusted for recent market activity, actual experience and, when available, other observable market data (Level II). On May 15, 2014, the Company sold its majority interest in Southern Trust Mortgage and on this date, mortgage servicing rights ceased.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)	June 30, 2014
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$27,553	$—	$27,553	$—
Obligations of states and political subdivisions	61,194	—	61,194	—
Mortgage-backed securities:
Agency	176,382	—	176,382	—
Non-agency	21,300	—	21,300	—
Other asset backed securities	25,718	—	25,718	—
Corporate preferred stock	86	—	86	—
Corporate securities	17,434	—	16,944	490
Mortgage loans held for sale	13,484	—	13,484	—
Interest rate swaps	101	—	101	—
Liabilities:
Interest rate swaps	309	—	309	—

(Dollars in thousands)	December 31, 2013
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$21,339	$—	$21,339	$—
Obligations of states and political subdivisions	67,238	—	67,238	—
Mortgage-backed securities:
Agency	168,010	—	168,010	—
Non-agency	21,934	—	21,934	—
Other asset backed securities	34,418	—	34,418	—
Corporate preferred stock	74	—	74	—
Corporate securities	15,410	—	14,922	488
Mortgage loans held for sale	33,175	—	33,175	—
Mortgage interest rate locks	16	—	16	—
Interest rate swaps	333	—	333	—
Mortgage servicing rights	203	—	203	—
Mortgage banking hedge instruments	202	—	202	—
Liabilities:
Interest rate swaps	303	—	303	—
The following table presents changes in Level III assets measured at fair value on a recurring basis during the six months ended June 30, 2014:

(Dollars in thousands)	June 30, 2014
Description	Balance December 31, 2013	Included in Earnings	Included in Other Comprehensive Income	Transfers In/Out of Level II and III	Balance June 30, 2014
Available for sale securities - corporate securities	$488	$—	$2	$—	$490

The following table presents quantitative information as of June 30, 2014 and December 31, 2013 related to Level III fair value measurements for assets measured at fair value on a recurring basis:

	Fair Value (Dollars in thousands)	Valuation Technique	Unobservable Inputs
June 30, 2014
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

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in thousands)	June 30, 2014
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$3,438	$—	$1,736	$1,702
Other real estate owned	$4,356	$—	$4,356	$—

(Dollars in thousands)	December 31, 2013
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$7,614	$—	$5,756	$1,858
Other real estate owned	$3,424	$—	$3,424	$—

The following table presents quantitative information as of June 30, 2014 and December 31, 2013 about Level III fair value measurements for assets measured at fair value on a non-recurring basis:

June 30, 2014	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loans	$1,702	Discounted appraised value	Discount for selling costs and age of appraisals.	0% - 100% (2%)

December 31, 2013	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loans	$1,858	Discounted appraised value	Discount for selling costs and age of appraisals.	0% - 100% (4%)

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

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2014 and December 31, 2013, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the tables below.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

(Dollars in thousands)	June 30, 2014
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$119,223	$119,223	$119,223	$—	$—
Securities available for sale	329,667	329,667	—	329,177	490
Loans held for sale	13,484	13,484	—	13,484	—
Loans, net	715,598	725,436	—	1,736	723,700
Bank owned life insurance	22,281	22,281	—	22,281	—
Accrued interest receivable	3,945	3,945	—	3,945	—
Interest rate swaps	101	101	—	101	—
Financial liabilities:
Deposits	$1,003,495	$1,004,836	$—	$1,004,836	$—
Securities sold under agreements to repurchase	35,331	35,331	—	35,331	—
FHLB borrowings	80,000	80,356	—	80,356	—
Subordinated notes	5,155	5,178	—	5,178	—
Accrued interest payable	443	443	—	443	—
Interest rate swaps	309	309	—	309	—

(Dollars in thousands)	December 31, 2013
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$67,343	$67,343	$67,343	$—	$—
Securities available for sale	328,423	328,423	—	327,935	488
Loans held for sale	33,175	33,175	—	33,175	—
Net loans	715,160	726,239	—	5,756	720,483
Bank-owned life insurance	21,955	21,955	—	21,955	—
Accrued interest receivable	3,992	3,992	—	3,992	—
Mortgage interest rate locks	16	16	—	16	—
Interest rate swap	333	333	—	333	—
Mortgage banking hedge instruments	202	202	—	202	—
Mortgage servicing rights	203	203	—	203	—
Financial liabilities:
Deposits	$982,396	$984,420	$—	$984,420	$—
Securities sold under agreements to repurchase	34,539	34,539	—	34,539	—
FHLB borrowings and other debt	80,000	80,666	—	80,666	—
Subordinated notes	5,155	5,198	—	5,198	—
Accrued interest payable	501	501	—	501	—
Interest rate swap	303	303	—	303	—

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

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, “Development Stage Entities”, from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, “Consolidation”, for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-10 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation - Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

Note 11.        Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the six months ended June 30, 2014 and 2013 were:

(Dollars in thousands)	Unrealized Gains on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance December 31, 2012	$6,771	$(304)	$6,467
Unrealized holding losses (net of tax, $1,972)	(3,825)	—	(3,825)
Reclassification adjustment (net of tax, $127)	(246)	—	(246)
Unrealized gain on interest rate swaps (net of tax, $105)	—	204	204
Balance June 30, 2013	$2,700	$(100)	$2,600

Balance December 31, 2013	$261	$(29)	$232
Unrealized holding gains (net of tax of $1,822)	3,537	—	3,537
Reclassification adjustment (net of tax, $44)	(85)	—	(85)
Unrealized loss on interest rate swap (net of tax, $53)	—	(108)	(108)
Reclassification adjustment, (net of tax of $3)	—	5	5
Balance June 30, 2014	$3,713	$(132)	$3,581

The following table presents information related to reclassifications from accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	For the Three Months Ended June 30,
(Dollars in thousands)	2014	2013
Securities available for sale (1):
Net securities gains reclassified into earnings	$(66)	$(326)	Gain on securities available for sale
Related income tax expense	22	111	Income tax expense
Derivatives (2):
Loss on interest rate swap ineffectiveness	8	—	Loss on interest rate swap for ineffectiveness
Related income tax expense	(3)	—	Income tax expense
Net effect on accumulated other comprehensive income	(39)	(215)	Net of tax
Total reclassifications	$(39)	$(215)	Net of tax
(1)    For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".
(2)    For more information related to unrealized losses on derivatives, see Note 12, "Derivatives".

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	For the Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Securities available for sale (1):
Net securities gains reclassified into earnings	$(129)	$(373)	Gain on securities available for sale
Related income tax expense	44	127	Income tax expense
Derivatives (2):
Loss on interest rate swap ineffectiveness	8	—	Loss on interest rate swap for ineffectiveness
Related income tax expense	(3)	—	Income tax expense
Net effect on accumulated other comprehensive income	(80)	(246)	Net of tax
Total reclassifications	$(80)	$(246)	Net of tax
(1)    For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".
(2)    For more information related to unrealized losses on derivatives, see Note 12, "Derivatives".

Note 12.        Derivatives

The Company utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Company accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Company designates each derivative instrument at the inception of the derivative transaction in accordance with this guidance. Information concerning each of the Company's categories of derivatives as of June 30, 2014 and December 31, 2013 is presented below.

Derivatives designated as cash flow hedges

During 2010, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap was designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s trust preferred capital securities. The swap hedges the cash flow associated with the trust preferred capital notes wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty.  The swap is calculated on a notional amount of $5.2 million.  The term of the swap is 10 years and commenced on October 23, 2010.  The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, no hedge ineffectiveness for this swap was identified during the six months ended June 30, 2014 or the year ended December 31, 2013.

During 2013, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s FHLB borrowings. The swap hedges the cash flows associated with the FHLB borrowings wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 1.43% to the same counterparty.  The swap is calculated on a notional amount of $10 million.  The term of the swap is 5 years and commenced on November 25, 2013.  The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other income or other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, hedge ineffectiveness of $7,800 was identified and recorded in other operating expense for the six months ended June 30, 2014.

The amounts included in accumulated other comprehensive income (loss) as unrealized losses (market value net of tax) were $132,400 and $29,100 as of June 30, 2014 and December 31, 2013, respectively.

Information concerning the derivative designated as a cash flow hedge at June 30, 2014 and December 31, 2013 is presented in the following tables:

	June 30, 2014
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$190	0.23%	2.59%	6.2
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$18	0.15%	1.43%	4.5

	December 31, 2013
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$72	0.32%	2.59%	6.8
Pay fixed - receive floating interest rate swap	1	$10,000	$102	$—	0.17%	1.43%	5.0

Derivatives not designated as hedging instruments

Two-way client loan swaps

During the fourth quarter of 2012, the Company entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on an identical notional amount at a fixed interest rate. At the same time, the Company agrees to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our clients to effectively convert a variable rate loan into a fixed rate loan. Because the Company acts as an intermediary for our customers, changes in the fair value of the underlying derivatives contracts offset each other and do not significantly impact our results of operations. The Company had no undesignated interest rate swaps at June 30, 2014 and December 31, 2013.

Certain additional risks arise from interest rate swap contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. We do not expect any counterparty to fail to meet its obligations.

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	June 30, 2014
(Dollars in thousands)	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$4,120	$—	$101	1 month LIBOR plus 200 BP	3.90%	13.3
Pay floating - receive fixed interest rate swap	1	4,120	101	—	3.90%	1 month LIBOR plus 200 BP	13.3
Total derivatives not designated		$8,240	$101	$101			13.3

	December 31, 2013
(Dollars in thousands)	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$4,235	$—	$232	1 month LIBOR plus 200 BP	3.90%	13.9
Pay floating - receive fixed interest rate swap	1	4,235	232	—	3.90%	1 month LIBOR plus 200 BP	13.9
Total derivatives not designated		$8,470	$232	$232			13.9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at June 30, 2014 and results of operations of the Company for the three and six months ended June 30, 2014 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2013 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc.  Middleburg Bank is a community bank serving the Virginia counties of Prince William, Loudoun, Fairfax, Fauquier, the Town of Williamsburg and the City of Richmond with twelve financial service centers and one limited service facility.  Middleburg Investment Group is a non-bank holding company with one wholly owned subsidiary, Middleburg Trust Company.  Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities.  On May 15, 2014, the Company sold its membership interests in Southern Trust Mortgage to a consortium of banks and the President of Southern Trust Mortgage.

The Company generates a significant amount of its income from the net interest income earned by Middleburg Bank.  Net interest income is the difference between interest income and interest expense.  Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon.  Middleburg Bank’s cost of funds is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon.  The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses or potential other-than-temporary impairment of securities.  Middleburg Investment Group’s subsidiary, Middleburg Trust Company, generates fee income by providing investment management and trust services to its clients.  Investment management and trust fees are generally based upon the value of assets under management, and, therefore can be significantly affected by fluctuations in the values of securities caused by changes in the capital markets.

Net income attributable to Middleburg Financial Corporation for the quarter ended June 30, 2014 decreased 11.37% to $1.86 million from $2.09 million over the same period in 2013. Earnings per diluted share for the quarter ended June 30, 2014 were $0.26 per share compared to $0.29 per share for the same period in 2013. Net income attributable to Middleburg Financial Corporation for the six months ended June 30, 2014 increased 12.08% to $3.83 million from $3.42 million over the same period in 2013. Earnings per diluted share for the six months ended June 30, 2014 were $0.54 per share compared to $0.48 per share for the same period in 2013.

Annualized return on average assets for the quarter ended June 30, 2014 was 0.61%, compared to 0.69% for the same period in 2013. Annualized return on average equity of Middleburg Financial Corporation for the quarter ended June 30, 2014 was 6.30%, compared to 7.23% for the same period in 2013. Annualized return on average assets for the six months ended June 30, 2014 was 0.63%, compared to 0.56% for the same period in 2013. Annualized return on average equity of Middleburg Financial Corporation for the six months ended June 30, 2014 was 6.60%, compared to 5.93% for the same period in 2013.

The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, decreased from 3.40% for the quarter ended June 30, 2013 to 3.38% for the quarter ended June 30, 2014.  The net interest margin increased from 3.42% for the six months ended June 30, 2013 to 3.47% for the six months ended June 30, 2014.

The provision for loan losses decreased to $72,000 for the quarter ended June 30, 2014 compared to $184,000 for the same period in 2013. The provision for loan losses increased to $960,000 for the six months ended June 30, 2014 compared to a negative provision of $4,000 for the same period in 2013.

Non-interest income for the quarter and six months ended June 30, 2014 was lower by 39.65% and 21.93% compared to the quarter and six months ended June 30, 2013 primarily due to reduced mortgage revenue during the second quarter of 2014 as origination volumes declined, stemming from higher mortgage rates which slowed borrower activity and impacted loan closings. Another contributing factor to reduced mortgage revenue was the sale of the Company's majority interest in Southern Trust Mortgage. The drop in mortgage revenue was partially offset by higher fees from our wealth management subsidiary and an increase in other operating income due primarily to the recovery of expenses related to one loan workout charged-off in a prior period.

Non-interest expense fell by 15.08% compared to the quarter ended June 30, 2013 and fell by 13.94% compared to the six months ended June 30, 2013. Actions taken by the Company during 2013 to cut costs as well as the Company's sale of all its interest in Southern Trust Mortgage during the second quarter of 2014 were the primary reasons for the decline in non-interest expense for the first half of 2014.

The Company’s capital ratios remain well above regulatory minimum capital ratios as of June 30, 2014:

•	Tier 1 Leverage ratio was 9.54%, 5.54% over the regulatory minimum of 4.0%

•	Tier 1 Risk-Based Capital Ratio was 15.63%, 11.63% over the regulatory minimum of 4.0%

•	Total Risk Based Capital Ratio was 16.88%, 8.88% over the regulatory minimum of 8.0%.

At June 30, 2014, total assets were $1.25 billion, an increase of 2.03% since December 31, 2013.  Loans held-for-investment decreased by $1.37 million to $727.11 million, a decrease of 0.19% since December 31, 2013. Total deposits were $1.00 billion, an increase of 2.15% since December 31, 2013. Non-maturity deposits, including demand checking, interest checking and savings increased $34.08 million from December 31, 2013 to $748.53 million at June 30, 2014.  Time deposits decreased 4.84% or $12.98 million from December 31, 2013 to $254.96 million at June 30, 2014.

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

Middleburg Bank evaluates various loans individually for impairment as required by applicable accounting standards.  Loans evaluated individually for impairment include nonperforming loans, such as loans on nonaccrual, loans past due by 90 days or more, troubled debt restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment with a group of loans that have similar characteristics.

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

Results of Operations

The Company's net income for the second quarter of 2014 was $1.86 million, a decrease of $238,000 or 11.37% from the second quarter of 2013. For the second quarter of 2014, earnings per diluted share was $0.26 compared to earnings per diluted share of $0.29 for the second quarter of 2013.

The following tables reflect an analysis of the Company’s net interest income for the quarter ended June 30, 2014 and 2013 using the daily average balances of the Company’s assets and liabilities for the periods indicated. Nonaccrual loans are included in the loan balances.

	Three Months Ended June 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$276,110	$1,864	2.71%	$268,369	$1,523	2.28%
Tax-exempt (1)	57,394	814	5.69%	69,390	978	5.65%
Total securities	$333,504	$2,678	3.22%	$337,759	$2,501	2.97%
Loans:
Taxable	$744,009	$8,487	4.58%	$759,360	$8,789	4.64%
Tax-exempt (1)	652	9	5.54%	687	9	5.25%
Total loans (3)	$744,661	$8,496	4.58%	$760,047	$8,798	4.64%
Interest on deposits in banks and federal funds sold	81,552	47	0.23%	45,371	29	0.26%
Total earning assets	$1,159,717	$11,221	3.88%	$1,143,177	$11,328	3.97%
Less: allowances for loan losses	(12,606)			(13,550)
Total nonearning assets	78,679			79,748
Total assets	$1,225,790			$1,209,375
Liabilities:
Interest-bearing deposits:
Checking	$340,789	$161	0.19%	$319,704	$210	0.26%
Regular savings	113,487	53	0.19%	110,713	63	0.23%
Money market savings	73,308	35	0.19%	75,733	43	0.23%
Time deposits:
$100,000 and over	123,527	317	1.03%	139,073	432	1.25%
Under $100,000	132,002	429	1.30%	142,217	505	1.42%
Total interest-bearing deposits	$783,113	$995	0.51%	$787,440	$1,253	0.64%
Short-term borrowings	—	—	—%	2,090	18	3.45%
Securities sold under agreements to repurchase	35,114	81	0.93%	34,204	81	0.95%
FHLB borrowings and other debt	85,155	355	1.60%	90,155	299	1.33%
Federal funds purchased	4	—	—%	—	—	—%
Total interest-bearing liabilities	$903,386	$1,431	0.63%	$913,889	$1,651	0.72%
Non-interest bearing liabilities:
Demand deposits	194,779			169,894
Other liabilities	9,936			6,917
Total liabilities	$1,108,101			$1,090,700
Non-controlling interest	—			2,835
Shareholders' equity	117,689			115,840
Total liabilities and shareholders' equity	$1,225,790			$1,209,375
Net interest income		$9,790			$9,677
Interest rate spread			3.25%			3.25%
Cost of Funds			0.52%			0.61%
Interest expense as a percent of average earning assets			0.49%			0.58%
Net interest margin			3.38%			3.40%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 365 day year.

(3)	Total average loans include loans on non-accrual status.

The Company's net income for the six months ended June 30, 2014 was $3.83 million, an increase of $413,000 or 12.08% from the six months ended June 30, 2013. For the six months ended June 30, 2014, earnings per diluted share was $0.54 compared to earnings per diluted share of $0.48 for the six months ended June 30, 2013.

The following tables reflect an analysis of the Company’s net interest income for the six months ended June 30, 2014 and 2013 using the daily average balances of the Company’s assets and liabilities for the periods indicated. Nonaccrual loans are included in the loan balances.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$276,510	$3,555	2.59%	$267,177	$3,109	2.35%
Tax-exempt (1)	59,155	1,698	5.79%	68,327	1,933	5.70%
Total securities	$335,665	$5,253	3.16%	$335,504	$5,042	3.03%
Loans:
Taxable	$750,666	$17,288	4.64%	$757,913	$17,748	4.72%
Tax-exempt (1)	652	17	5.26%	687	18	5.28%
Total loans (3)	$751,318	$17,305	4.66%	$758,600	$17,766	4.72%
Interest on deposits in banks and federal funds sold	65,268	73	0.23%	51,603	59	0.23%
Total earning assets	$1,152,251	$22,631	3.96%	$1,145,707	$22,867	4.03%
Less: allowances for loan losses	(13,101)			(13,905)
Total nonearning assets	80,133			82,346
Total assets	$1,219,283			$1,214,148
Liabilities:
Interest-bearing deposits:
Checking	$336,690	$322	0.19%	$326,329	$445	0.28%
Regular savings	113,262	105	0.19%	109,740	123	0.23%
Money market savings	74,864	71	0.19%	76,903	90	0.24%
Time deposits:
$100,000 and over	126,948	640	1.02%	143,242	939	1.32%
Under $100,000	131,385	859	1.32%	142,795	1,029	1.45%
Total interest-bearing deposits	$783,149	$1,997	0.51%	$799,009	$2,626	0.66%
Short-term borrowings	—	—	—%	2,372	47	4.00%
Securities sold under agreements to repurchase	35,431	161	0.90%	34,153	161	0.95%
FHLB borrowings and other debt	85,155	668	1.54%	85,810	594	1.40%
Federal funds purchased	2	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	$903,737	$2,826	0.63%	$921,344	$3,428	0.75%
Non-interest bearing liabilities:
Demand deposits	189,807			167,268
Other liabilities	9,549			7,249
Total liabilities	$1,103,093			$1,095,861
Non-controlling interest	—			2,941
Shareholders' equity	116,190			115,346
Total liabilities and shareholders' equity	$1,219,283			$1,214,148

Net interest income		$19,805			$19,439

Interest rate spread			3.33%			3.28%
Cost of Funds			0.52%			0.64%
Interest expense as a percent of average earning assets			0.49%			0.60%
Net interest margin			3.47%			3.42%

(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 365 day year.

(3)	Total average loans include loans on non-accrual status.

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

Net interest income was $9.51 million for the quarter ended June 30, 2014.  This is an increase of 1.81% over net interest income reported for the same period for 2013.  The net interest margin for the quarter ended June 30, 2014 was 3.38% compared to 3.40% for the same period for 2013. Net interest income was $19.22 million for the six months ended June 30, 2014.  This is a increase of 2.38% over net interest income reported for the same period for 2013. The net interest margin for the six months ended June 30, 2014 was 3.47% compared to 3.42% for the same period for 2013.

The following factors contributed to the changes in the net interest margin:

•	Yields on earning assets during the quarter and six months ended June 30, 2014 declined by 9 bp and 7 bp, respectively, compared to the same period for 2013 primarily due to decrease in loan yields.

•	Loan yields declined 6 bp during the quarter and six months ended June 30, 2014, respectively, compared to the same period for 2013 for the following reasons:

•
Following the sale of our majority interest in Southern Trust Mortgage on May 15, 2014, the balance of mortgages held for sale was reduced to conform to the bank's lending limits. The decline in interest income from mortgages held for sale was a contributor to lower loan yields.

•	Another factor was large payoffs in commercial and 1-4 family loans and lower yields on loans booked during the periods.

•	Yields on securities during the quarter and six months ended June 30, 2014 increased by 25 bp and 13 bp, respectively, compared to the same period for 2013 due to the decline in premium amortization.

•
We experienced strong deposit inflows late in the second quarter 2014. These funds are expected to be short-term in nature and as a result have not been deployed into longer term higher margin earning assets. The increase in earning assets was a major factor in depressing net interest margin during the periods.

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

	For the Three Months Ended June 30,
(Dollars in thousands)	2014	2013
GAAP measures:
Interest Income - Loans	$8,493	$8,795
Interest Income - Investments & Other	2,448	2,197
Interest Expense - Deposits	995	1,253
Interest Expense - Other Borrowings	436	398
Total Net Interest Income	$9,510	$9,341
Non-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	$277	$333
Non-taxable interest income - loans	3	3
Total Tax Benefit Realized on Non-Taxable Interest Income	$280	$336
Total Tax Equivalent Net Interest Income	$9,790	$9,677

	For the Six Months Ended June 30,
(Dollars in thousands)	2014	2013
GAAP measures:
Interest Income - Loans	$17,299	$17,760
Interest Income - Investments & Other	4,749	4,444
Interest Expense - Deposits	1,997	2,626
Interest Expense - Other Borrowings	829	802
Total Net Interest Income	$19,222	$18,776
Non-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	$577	$657
Non-taxable interest income - loans	6	6
Total Tax Benefit Realized on Non-Taxable Interest Income	$583	$663
Total Tax Equivalent Net Interest Income	$19,805	$19,439

Based on our internal interest rate risk models and the assumption of a sustained low rate environment, the Company expects net interest income to trend downward slightly throughout the next 12 months as loans and securities reprice lower and the decline in funding costs slows.  It is anticipated that targeted growth in earning assets and liability repricing opportunities will help mitigate the impact to the Company’s net interest margin.  The Asset/Liability Management Committee continues to focus on various strategies to maintain the net interest margin.

Non-Interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income includes fees generated by the commercial and retail banking segment and the wealth management segment. We will not have gain on sale revenue from mortgage loans as a result of the sale of our majority interest in Southern Trust Mortgage in the second quarter of 2014.  Non-interest income was lower by 39.65% and 21.93% compared to the quarter and six months ended June 30, 2014 and 2013, respectively.  A more detailed discussion of non-interest income follows:

•
The primary reasons for the decline in non-interest income compared to the prior period were reduced mortgage revenue stemming from a decline in loan originations offset by income from a large recovery of expense during the first quarter of 2014 related to a previously charged off loan.

•
The Company recognized only a partial quarter of non-interest income due to the sale of its majority interest in Southern Trust Mortgage on May 15, 2014. This resulted in reduced revenue from gain on mortgage loan sales, but yielded a gain on sale of $24,000.

•	Gains on securities available for sale decreased 79.75% and 65.42% for the three and six months ended June 30, 2014, respectively.

•
The drop in mortgage revenue was partially offset by fees generated by our wealth management group. Fees earned by Middleburg Investment Group (“MIG”) increased by 7.03% compared to the quarter ended June 30, 2013 and were higher by 9.78% compared to the six months ended June 30, 2013. Fee income is based primarily upon the market value of the accounts under administration which were $1.68 billion at June 30, 2014 compared to $1.47 billion at June 30, 2013.

The following table depicts the changes in non-interest income:

(Dollars in thousands)	For the Three Months Ended June 30,
	2014	2013
Service charges on deposit accounts	$622	$574
Trust services income	1,057	1,014
Gains on loans held for sale	1,916	4,483
Gains on securities available for sale, net	66	326
Commissions on investment sales	146	110
Fees on mortgages held for sale	23	58
Bank owned life insurance	164	123
Gain on sale of majority interest in consolidated subsidiary	24	—
Other operating income	255	392
Total non-interest income	$4,273	$7,080

(Dollars in thousands)	For the Six Months Ended June 30,
	2014	2013
Service charges on deposit accounts	$1,180	$1,108
Trust services income	2,105	1,974
Gains on loans held for sale	4,858	8,376
Gains on securities available for sale, net	129	373
Commissions on investment sales	286	204
Fees on mortgages held for sale	51	75
Bank owned life insurance	326	243
Gain on sale of majority interest in consolidated subsidiary	24	—
Other operating income	1,196	655
Total non-interest income	$10,155	$13,008

Non-Interest Expense

Non-interest expense fell by 15.08% during the second quarter of 2014 compared to the same period in 2013. Non-interest expense fell by 13.94% compared to the six months ended June 30, 2013. Principal categories of non-interest expense that improved as a result of management's cost cutting initiatives were the following:

•
Salaries and employee benefit expense decreased by 22.09% compared to the quarter ended June 30, 2013 and was lower by 15.92% compared to the six months ended June 30, 2013. Staff reductions in 2013 at the bank and the sale of Southern Trust Mortgage on May 15, 2014 were the major reasons for the reduction in salary and benefits expenses compared to the same periods in 2013.

•
The Company streamlined campaign and product promotions, which reduced advertising expenses significantly. Advertising expenses for the quarter June 30, 2014 declined by 69.89% compared to the same quarter in 2013 and were lower by 58.18% compared to the six months ended June 30, 2013.

•
Costs related to other real estate owned (OREO) declined by 91.55% and by 81.37% compared to the quarter and six months ended June 30, 2013 as ongoing expenses to maintain the properties fell and net gains recognized on OREO of $140,000 for the six months ended June 30, 2014.

•	The Company wrote down the carrying value of a property acquired for future branch expansion by $200,000 in the second quarter of 2014.

The following table depicts the changes in non-interest expense:

(Dollars in thousands)	For the Three Months Ended June 30,
	2014	2013
Salaries and employee benefits	$5,993	$7,692
Occupancy and equipment	1,679	1,787
Advertising	131	435
Computer operations	510	458
Other real estate owned	12	142
Other taxes	220	187
Federal deposit insurance	230	270
Other operating expenses	2,356	2,137
Total non-interest expense	$11,131	$13,108

(Dollars in thousands)	For the Six Months Ended June 30,
	2014	2013
Salaries and employee benefits	$13,026	$15,492
Occupancy and equipment	3,579	3,592
Advertising	294	703
Computer operations	969	919
Other real estate owned	179	961
Other taxes	417	379
Federal deposit insurance	468	535
Other operating expenses	4,335	4,455
Total non-interest expense	$23,267	$27,036

The adjusted efficiency ratio is not a measurement under accounting principles generally accepted in the United States. The Company calculates its efficiency ratio by dividing non interest expense (adjusted for amortization of intangibles, other real estate expenses, and non-recurring one-time charges) by the sum of tax equivalent net interest income and non interest income excluding gains and losses on the investment portfolio. The tax rate utilized in calculating tax equivalent amounts is 34%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.  The calculation of the adjusted efficiency ratio for the three and six months ended June 30, 2014 and 2013 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Summary of Operating Results:
Non-interest expense	$11,131	$13,108	$23,267	$27,036
Less: Amortization expense	(43)	(43)	(86)	$(86)
Less: Other real estate owned expenses, net	(12)	(142)	(179)	(961)
Adjusted non-interest expense	$11,076	$12,923	$23,002	$25,989

Net interest income	$9,510	$9,341	$19,222	$18,776

Non-interest income	4,273	7,080	10,155	13,008
Less: Gains on securities available for sale, net	(66)	(326)	(129)	(373)
Adjusted non-interest income	$4,207	$6,754	$10,026	$12,635
Tax equivalent adjustment	365		751
Total net interest income and non-interest income, adjusted	$14,082	$16,095	$29,999	$31,411

Efficiency ratio, adjusted	78.65%	80.29%	76.68%	82.74%
Efficiency ratio, GAAP (1)	80.76%	79.82%	79.20%	85.06%
(1) Computed by dividing non-interest expense by the sum of net interest income and non-interest income.

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total consolidated assets at June 30, 2014 were $1.25 billion, an increase of 2.03% compared to December 31, 2013. Changes in major asset categories were as follows:

•
Cash and cash equivalents increased by $51.88 million compared to December 31, 2013. The primary reason for the higher cash balances was strong deposit inflows in the second quarter. Due to the anticipated short term nature of these funds, they were not deployed into loans or securities and instead were retained at the Federal Reserve.

•	Securities available for sale increased by $1.24 million compared to December 31, 2013.

•	Loans held for investment decreased by $1.37 million compared December 31, 2013.

•
Balances of mortgages held for sale decreased by $19.69 million compared to December 31, 2013. Mortgages held for sale declined as a result of lower origination volumes and the sale of our majority interest in Southern Trust Mortgage following which we reduced balances to conform to the bank's legal lending limits.

•	Goodwill decreased by $1.45 million compared to December 31, 2013, primarily due to the sale of our majority interest in Southern Trust Mortgage.

•	Other real estate owned (OREO) increased by $932,000 compared to December 31, 2013.

•
Accrued interest receivable and other assets decreased by $7.6 million compared to December 31, 2013. The majority of the decline was the decrease in accounts receivable of $3.0 million that was from collateral pledged for repurchase agreements.

Total consolidated liabilities at June 30, 2014 were $1.13 billion, an increase of 1.89% compared to December 31, 2013. The most significant change in liabilities was the change in total deposits. Total deposits increased by $21.10 million from December 31, 2013 to $1.00 billion as of June 30, 2014, primarily due to strong deposit inflows during the second quarter of 2014.

Shareholders’ equity attributable to Middleburg Financial Corporation shareholders at June 30, 2014 was $119.05 million, compared to $112.58 million at December 31, 2013. Retained earnings at June 30, 2014 were $53.53 million compared to $50.69 million at December 31, 2013. The book value of the Company’s common stock at June 30, 2014 was $16.73 per share versus $15.90 per share at December 31, 2013.

Loans

The Company’s loan portfolio totaled 62.70% of average earning assets with a tax equivalent yield of 4.66% for the six months ended June 30, 2014. Loans held for sale were $13.48 million at June 30, 2014, compared to $33.18 million at December 31, 2013, a decrease of $19.69 million during the period related to the sale of Southern Trust Mortgage discussed previously.

The following table summarized total loans by category:

	June 30,	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Real estate loans:
Construction	$29,378	$36,025	$50,218	$42,208	$68,110
Secured by farmland	17,414	16,578	11,876	10,047	11,532
Secured by 1-4 family residential	271,735	273,384	260,620	236,760	242,620
Other real estate loans	264,933	260,333	254,930	275,428	268,262
Commercial loans	127,231	129,554	118,573	94,427	56,385
Consumer loans	16,415	12,606	13,260	12,523	12,403
Total gross loans	727,106	728,480	709,477	671,393	659,312
Less allowance for loan losses	11,508	13,320	14,311	14,623	14,967
Net loans	$715,598	$715,160	$695,166	$656,770	$644,345

Changes in the loan portfolio at June 30, 2014 compared to December 31, 2013 were:

•
Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans.  These loans represented 4.0% of total loans, a decrease of approximately $6.65 million from $36.03 million.

•	Loans secured by farmland increased $836,000 from $16.58 million.

•	Loans secured by 1-4 family residential real estate represented 37.4% of total loans, a decrease of $1.65 million.

•
Other real estate loans are typically non-farm, non-residential real estate loans which are, in most cases, owner-occupied commercial buildings.  Other real estate loans represented 36.4% of total loans, an increase of $4.60 million.

•	Commercial loans, which consist of secured and unsecured loans to small businesses, decreased 1.79%.

•	Consumer loans increased by $3.81 million or 30.22%.

Asset Quality

The Company continues to experience improvement in asset quality. Factors contributing to this improvement include:

•	Loans that were delinquent for more than 90 days and still accruing declined to $355,000 as of June 30, 2014 from $808,000 as of December 31, 2013.

•	Nonaccrual loans declined to $10.41 million as of June 30, 2014 from $19.75 million as of December 31, 2013, representing a decrease of 47.31%.

•	Total troubled debt restructurings were $7.59 million at June 30, 2014 compared to $15.55 million at December 31, 2013, representing an decrease of 51.19%.

•	Total nonperforming assets were $19.67 million or 1.57% of total assets at June 30, 2014 compared to $28.66 million or 2.33% to total assets at December 31, 2013.

•	Substandard and doubtful loans were $20.13 million at June 30, 2014 compared to $35.90 million at December 31, 2013, representing a decrease of 43.94%.

•	Past due loans declined from $13.74 million at December 31, 2013 to $8.89 million at June 30, 2014, a decrease of 35.29%.

•
The Company sold $6.6 million of nonperforming loans during the quarter and six months ended June 30, 2014. Of this amount, $5.9 million were on nonaccrual status and $6.3 million were classified as TDRs. Specific reserves associated with these loans totaled $655,000. This is the primary reason for the decrease in nonaccrual loans and nonperforming assets.

•
One large problem loan relationship paid off. Specific reserves associated with this loan totaled $940,000. The removal of these specific reserves contributed to a decline in the allowance for loan losses.

The table below summarizes nonperforming assets for the periods indicated.

	June 30,	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans	$10,408	$19,752	$21,664	$25,346	$29,386
Restructured loans (1)	4,552	4,674	5,132	3,853	1,254
Accruing loans greater than 90 days past due	355	808	1,044	1,233	909
Total nonperforming loans	$15,315	$25,234	$27,840	$30,432	$31,549
Other real estate owned	4,356	3,424	9,929	8,535	8,394
Total nonperforming assets	$19,671	$28,658	$37,769	$38,967	$39,943

Allowance for loan losses	$11,508	$13,320	$14,311	$14,623	$14,967

Nonperforming loans to total loans	2.11%	3.46%	3.92%	4.53%	4.79%
Allowance for loan losses to nonperforming loans	75.14%	52.79%	51.40%	48.05%	47.44%
Nonperforming assets to total assets	1.57%	2.33%	3.05%	3.27%	3.62%
(1) Amount reflects restructured loans that are not included in nonaccrual loans.

Included in nonperforming loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at June 30, 2014 was $7.6 million of which $3.0 million were included in the Company’s nonaccrual loan totals at that date and $4.6 million represented loans performing as agreed to the restructured terms. This compares with $15.6 million in total TDRs at December 31, 2013.  The amount of the valuation allowance related to TDRs was $760,000 and $2.8 million as of June 30, 2014 and December 31, 2013, respectively.

During the quarter ended June 30, 2014, the Company modified one loan considered to be a TDR, which totaled $409,000 compared to seven modifications, which totaled $2.37 million for the same period in 2013. During the six months ended June 30, 2014, the Company modified five loans considered to be TDRs, which totaled $1.39 million compared to ten modifications, which totaled $2.59 million for the same period in 2013.

The Company requires six timely consecutive monthly payments be made and future payments be reasonably assured, before a restructured loan that has been placed on nonaccrual can be returned to accrual status. The Company does not utilize formal modification programs or packages when loans are considered for restructuring.  Any loan restructuring is based on the borrower’s circumstances and may include modifications to more than one of the terms and conditions of the loan.

The Company has not performed any commercial real estate or other type of loan workout whereby the existing loan would have been structured into multiple new loans.

Allowance For Loan Losses

For a discussion of the Company’s accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses”.

The allowance for loans losses was $11.51 million or 1.58% of total loans at June 30, 2014 compared to $13.32 million or 1.83% of total loans at December 31, 2013 and $13.62 million or 1.93% of total loans at June 30, 2013.

The following table depicts the transactions, in summary form, related to the allowance for loan losses.

	For the Six Months Ended	For the Year Ended
(Dollars in thousands)	June 30, 2014	December 31, 2013
Balance, beginning of year	$13,320	$14,311
Provision for loan losses	960	109
Adjustment for the sale of majority interest in consolidated subsidiary	(95)	—
Charge-offs:
Real estate loans:
Construction	$845	$394
Secured by 1-4 family residential	1,186	785
Other real estate loans	748	97
Commercial loans	626	75
Consumer loans	17	30
Total charge-offs	$3,422	$1,381
Recoveries:
Real estate loans:
Construction	$168	$68
Secured by 1-4 family residential	305	140
Other real estate loans	106	37
Commercial loans	96	9
Consumer loans	70	27
Total recoveries	$745	$281
Net charge-offs	$2,677	$1,100
Balance, end of year	$11,508	$13,320

Allowance for loan losses to total loans	1.58%	1.83%
Net charge-offs to average loans	0.36%	0.15%

The allocation of the allowance (dollars in thousands) at June 30, 2014 and December 31, 2013 were:

	June 30, 2014	December 31, 2013
Real Estate Construction	$608	$847
Real Estate Secured by Farmland	182	166
1-4 Family Residential	4,921	6,734
Other Real Estate Loans	3,543	3,506
Commercial	2,062	1,890
Consumer	192	177
	$11,508	$13,320

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

Securities

The carrying value of the securities portfolio was $329.67 million at June 30, 2014, an increase of $1.24 million compared to the carrying value of $328.43 million at December 31, 2013.  The unrealized losses on available for sale securities were $2.39 million and $5.42 million at June 30, 2014 and December 31, 2013, respectively.

The securities portfolio represented approximately 28.61% and 28.60% of the average earning assets of the Company at June 30, 2014 and December 31, 2013, respectively.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased by $1.45 million to $3.89 million at June 30, 2014. The majority of this decrease is attributable to the Company's sale of its majority interest in Southern Trust Mortgage. The remainder of the decrease represented amortization expense.

Deposits

Total deposits increased by $21.10 million from December 31, 2013 to $1.00 billion as of June 30, 2014, primarily due to strong deposit inflows during the second quarter of 2014.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $85.64 million at June 30, 2014 and $42.1 million as of December 31, 2013 and is reflected in both the savings and interest bearing demand deposits on the consolidated balance sheet. Fluctuations in these balances are due to cash entering and exiting the market as a result of trends within the marketplace and changes in investors' confidence. Most of the growth in deposits during the second quarter of 2014 was due to an increase in Tredegar Institutional Select balances. These funds are anticipated to be short term in nature and therefore were not deployed into earning assets.

Time deposits decreased by $12.98 million or 4.84% from December 31, 2013 to $254.96 million at June 30, 2014. Time deposits include brokered certificates of deposit and CDARS deposits. Securities sold under agreements to repurchase (“Repo Accounts”) increased by $792,000 from $34.54 million at December 31, 2013 to $35.33 million at June 30, 2014. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000. All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

Short-term Borrowings and FHLB Borrowings

The Company had no overnight advances from the Federal Home Loan Bank of Atlanta (“FHLB”) outstanding at June 30, 2014. FHLB term advances were $80.00 million at June 30, 2014, unchanged from December 31, 2013.

Non-controlling Interest in Consolidated Subsidiary

On May 15, 2014, the Company sold its membership interests in Southern Trust Mortgage to a consortium of banks and the President of Southern Trust Mortgage resulting in a $24,000 gain included in non-interest income for the quarter and six months ended June 30, 2014.

Capital Resources and Dividends

Shareholders' equity was $119.05 million at June 30, 2014 compared with $112.58 million at December 31, 2013. During the quarter ended June 30, 2014 the Company declared common stock dividends of $0.07 per share, compared to $0.05 per share for the same period in 2013. During the six months ended June 30, 2014 the Company declared common stock dividends of $0.14 per share, compared to $0.10 per share for the same period in 2013. The book value of common stock was $16.73 per share at June 30, 2014 and $15.90 at December 31, 2013.

The Company had a ratio of total capital to risk-weighted assets of 16.88% and 15.41% at June 30, 2014 and 2013, respectively.  The ratio of Tier 1 capital to risk-weighted assets was 15.63% and 14.15% at June 30, 2014 and 2013, respectively.  The Company’s leverage ratio was 9.54% at June 30, 2014 compared to 9.32% at June 30, 2013. These ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $24.0 million, none of which were outstanding at June 30, 2014.  Middleburg Bank is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  At June 30, 2014, available borrowing capacity from this source was $37.5 million.  At the end of the second quarter of 2014, Middleburg Bank had $23.1 million of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.  At June 30, 2014, the Company had $7.2 million and $5.0 million of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions with remaining maturities of less than one year and greater than one year, respectively.

As of June 30, 2014, Middleburg Bank had remaining credit availability in the amount of $110.0 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.

At June 30, 2014, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments and unencumbered securities available for sale were 23.9% of total deposits and liabilities.

Off-Balance Sheet Arrangements
As of June 30, 2014, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis as of June 30, 2014 and December 31, 2013.

Estimated Net Interest Income Sensitivity
Rate Change	June 30, 2014	December 31, 2013
+ 200 bps	3.7%	2.7%
- 200 bps	(13.1)%	(11.6)%

At June 30, 2014, the Company’s interest rate risk model indicated that for an immediate 200 basis points increase in interest rates, net interest income was expected to increase by 3.7% over a 12-month period.  For the same time period, the interest rate risk model indicated that, for an immediate 200 basis points decrease in interest rates, net interest income was expected to decrease by 13.1% over a 12-month period.  While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

10.1
Second Amendment to Stock Purchase Agreement, dated April 28, 2014, between Middleburg Financial Corporation and David L. Sokol, attached as Exhibit 10.1 to the current report on Form 8-K filed April 30, 2014 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date:	August 8, 2014	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date:	August 8, 2014	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

EXHIBIT INDEX

Exhibits

10.1
Second Amendment to Stock Purchase Agreement, dated April 28, 2014, between Middleburg Financial Corporation and David L. Sokol, attached as Exhibit 10.1 to the current report on Form 8-K filed April 30, 2014 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.