Form 10-Q
period 2014-09-30
MIDDLEBURG FINANCIAL CORP
filed 2014-11-07
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,123,914 shares of Common Stock as of November 7, 2014.

 MIDDLEBURG FINANCIAL CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

PART I

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
	(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$5,861	$6,648
Interest bearing deposits with other institutions	73,264	60,695
Total cash and cash equivalents	79,125	67,343
Securities available for sale	335,034	328,423
Loans held for sale, net	—	33,175
Restricted securities, at cost	4,829	6,780
Loans, net of allowance for loan losses of $11,423 and $13,320, respectively	717,329	715,160
Premises and equipment, net	17,796	20,017
Goodwill and identified intangibles	3,850	5,346
Other real estate owned, net of valuation allowance of $867 and $398, respectively	5,064	3,424
Bank owned life insurance	22,450	21,955
Accrued interest receivable and other assets	22,250	26,130
TOTAL ASSETS	$1,207,727	$1,227,753
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$210,112	$185,577
Savings and interest bearing demand deposits	528,229	528,879
Time deposits	248,225	267,940
Total deposits	986,566	982,396
Securities sold under agreements to repurchase	36,469	34,539
Federal Home Loan Bank borrowings	45,000	80,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	13,615	10,590
TOTAL LIABILITIES	1,086,805	1,112,680
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized; 7,123,914 and 7,080,591 issued and outstanding, respectively)	17,480	17,403
Capital surplus	44,683	44,251
Retained earnings	54,937	50,689
Accumulated other comprehensive income	3,822	232
Total Middleburg Financial Corporation shareholders' equity	120,922	112,575
Non-controlling interest in consolidated subsidiary	—	2,498
TOTAL SHAREHOLDERS' EQUITY	120,922	115,073
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,207,727	$1,227,753

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$8,357	$8,744	$25,656	$26,504
Interest and dividends on securities available for sale
Taxable	1,763	1,468	5,173	4,467
Tax-exempt	535	640	1,656	1,917
Dividends	84	59	230	169
Interest on deposits in banks and federal funds sold	51	43	123	101
Total interest and dividend income	10,790	10,954	32,838	33,158
INTEREST EXPENSE
Interest on deposits	955	1,190	2,952	3,817
Interest on securities sold under agreements to repurchase	81	82	243	243
Interest on short-term borrowings	—	59	—	106
Interest on FHLB borrowings and other debt	209	303	876	896
Total interest expense	1,245	1,634	4,071	5,062
NET INTEREST INCOME	9,545	9,320	28,767	28,096
Provision for (recovery of) loan losses	550	3	1,510	(1)
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	8,995	9,317	27,257	28,097
NON-INTEREST INCOME
Service charges on deposit accounts	635	590	1,815	1,699
Trust services income	1,119	963	3,224	2,937
Gains on loans held for sale	1	4,162	4,859	12,538
Gains on securities available for sale, net	12	23	141	397
Commissions on investment sales	193	159	479	363
Bank owned life insurance	168	125	494	367
Gain on sale of majority interest in consolidated subsidiary	—	—	24	—
Other operating income	152	106	1,399	835
Total non-interest income	2,280	6,128	12,435	19,136
NON-INTEREST EXPENSE
Salaries and employee benefits	4,441	7,750	17,467	23,242
Occupancy and equipment	1,262	1,820	4,841	5,412
Advertising	136	318	430	1,021
Computer operations	439	456	1,408	1,375
Other real estate owned	(33)	416	145	1,377
Other taxes	220	186	637	565
Federal deposit insurance	220	149	687	683
Other operating expenses	1,706	2,210	6,042	6,666
Total non-interest expense	8,391	13,305	31,657	40,341
Income before income taxes	2,884	2,140	8,035	6,892
Income tax expense	763	491	2,179	1,628
NET INCOME	2,121	1,649	5,856	5,264
Net (income) loss attributable to non-controlling interest	—	(38)	98	(233)
Net income attributable to Middleburg Financial Corporation	$2,121	$1,611	$5,954	$5,031
Earnings per share:
Basic	$0.30	$0.23	$0.84	$0.71
Diluted	$0.30	$0.23	$0.84	$0.71

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
	(Unaudited)		(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$2,121	$1,649	$5,856	$5,264
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax of $89, $902, $1,911 and $2,870, respectively	173	(1,748)	3,710	(5,572)
Reclassification adjustment for gains included in net income, net of tax of $4, $8, $48 and $135, respectively	(8)	(15)	(93)	(262)
Unrealized gain (loss) on interest rate swaps, net of tax of $39, $2, $14 and $103, respectively	81	(4)	(27)	200
Reclassification adjustment for gain on interest rate swap ineffectiveness included in net income, net of tax of $3, $0, $0 and $0, respectively	(5)	—	—	—
Total other comprehensive income (loss)	241	(1,767)	3,590	(5,634)
Total comprehensive income (loss)	2,362	(118)	9,446	(370)
Comprehensive (income) loss attributable to non-controlling interest	—	(38)	98	(233)
Comprehensive income (loss) attributable to Middleburg Financial Corporation	$2,362	$(156)	$9,544	$(603)

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	For the Nine Months Ended September 30, 2014 and 2013
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance December 31, 2012	$17,357	$43,869	$46,235	$6,467	$3,194	$117,122

Net income	—	—	5,031	—	233	5,264
Other comprehensive loss, net of tax	—	—	—	(5,634)	—	(5,634)
Cash dividends declared ($0.17 per share)	—	—	(1,203)	—	—	(1,203)
Distributions to non-controlling interest	—	—	—	—	(682)	(682)
Exercise of stock options (2,743 shares)	7	31	—	—	—	38
Restricted stock vesting (21,455 shares)	53	(53)	—	—	—	—
Repurchase of restricted stock (5,467 shares)	(14)	(88)	—	—	—	(102)
Share-based compensation	—	380	—	—	—	380
Balance September 30, 2013	$17,403	$44,139	$50,063	$833	$2,745	$115,183

Balance December 31, 2013	$17,403	$44,251	$50,689	$232	$2,498	$115,073

Net income	—	—	5,954	—	(98)	5,856
Other comprehensive income, net of tax	—	—	—	3,590	—	3,590
Cash dividends ($0.24 per share)	—	—	(1,706)	—	—	(1,706)
Sale of majority interest in consolidated subsidiary	—	—	—	—	(2,400)	(2,400)
Exercise of stock options (19,772 shares)	50	250	—		—	300
Restricted stock vesting (15,425 shares)	39	(39)	—	—	—	—
Repurchase of restricted stock (4,732 shares)	(12)	(76)	—	—	—	(88)
Share-based compensation	—	297	—	—	—	297
Balance September 30, 2014	$17,480	$44,683	$54,937	$3,822	$—	$120,922

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$5,856	$5,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,536	1,466
Provision for (recovery of) loan losses	1,510	(1)
Gain on securities available for sale, net	(141)	(397)
Loss on disposal of assets, net	59	141
Premium amortization on securities, net	2,114	2,764
Decrease in loans held for sale, net	33,175	40,259
Share-based compensation	297	380
Gain on sale of majority interest in consolidated subsidiary	(24)	—
(Gain) loss on sale of other real estate owned and repossessed assets, net	(238)	747
Valuation adjustment on other real estate owned	222	235
Valuation adjustment on property held for sale	200	—
Decrease in prepaid FDIC insurance	—	3,015
Changes in assets and liabilities:
Decrease in other assets	(2,431)	(73)
Decrease in other liabilities	3,025	2,123
Net cash provided by operating activities	$45,160	$55,923
Cash Flows from Investing Activities
Proceeds from maturity, calls and sales of securities available for sale	102,344	83,253
Purchase of securities available for sale	(105,448)	(103,380)
Redemption (purchase) of restricted stock	1,951	(15)
(Sales) purchases of bank premises and equipment, net	988	(1,273)
Increase in loans, net	(8,117)	(9,946)
Proceeds from sale of majority interest in consolidated subsidiary, net	3,618	—
Proceeds from sale of other real estate owned and repossessed assets	1,680	6,806
Net cash provided by (used in) investing activities	$(2,984)	$(24,555)
Cash Flows from Financing Activities
Increase (decrease) in demand, interest-bearing demand and savings deposits	$23,885	$(3,849)
Decrease in certificates of deposit	(19,715)	(19,485)
Increase in securities sold under agreements to repurchase	1,930	1,030
Decrease in short-term borrowings	—	(6,422)
(Decrease) increase in FHLB borrowings	(35,000)	7,088
Distributions to non-controlling interest	—	(233)
Payment of dividends on common stock	(1,706)	(1,203)
Proceeds from issuance of common stock, net	300	38
Repurchase of common stock	(88)	(102)
Net cash provided by (used in) financing activities	$(30,394)	$(23,138)
Increase in cash and and cash equivalents	11,782	8,230
Cash and cash equivalents at beginning of the period	67,343	54,415
Cash and cash equivalents at end of the period	$79,125	$62,645
Supplemental Disclosures of Cash Flow Information
Interest paid	$4,194	$5,189
Income taxes	$500	$—
Supplemental Disclosure of Non-Cash Transactions
Unrealized gain (loss) on securities available for sale	$5,480	$(8,839)
Change in market value of interest rate swap	$(41)	$303
Transfer of loans to other real estate owned and repossessed assets	$4,438	$2,389

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.        General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2014 and December 31, 2013, the results of operations, comprehensive income (loss), for the three and nine month periods ending September 30, 2014 and 2013 and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2014 and 2013, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage to a consortium of banks and the President of Southern Trust Mortgage. While the Company no longer has a direct financial interest in Southern Trust Mortgage, the Company has maintained a warehouse participation agreement with Southern Trust Mortgage in the amount of $17.00 million.

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

For the nine months ended September 30, 2014, the Company recorded $297,000 in share-based compensation expense related to restricted stock. As of September 30, 2014, there was $1.5 million of total unrecognized compensation expense related to the non-vested service and performance awards under the 2006 Equity Compensation Plan. For the nine months ended September 30, 2014, the Company recorded no compensation expense related to option awards. As of September 30, 2014 all outstanding option awards were previously vested and, accordingly, there was no unrecognized compensation expense as of September 30, 2014.

The aggregate intrinsic value, noted in the tables below, represents the amount by which the current market value of the underlying stock exceeds the exercise price. This amount changes based on changes in the market value of the Company’s common stock.

The Company granted 35,000 shares of restricted stock on May 7, 2014 to certain employees and executive officers. The restricted stock awards are performance based awards that contain performance based acceleration provisions if certain financial performance targets are met during pre-defined monitoring periods. Under the terms of the award, vesting may be accelerated on a partial basis depending on financial results for the years 2014 - 2018 based on the percentile ranking of the Company compared to its peer group over the period 2014 - 2018. All unearned restricted stock awards are forfeited if the employee leaves the Company prior to vesting. On January 27, 2014 and May 7, 2014 the Company awarded 133 shares and 4,400 shares, respectively, of restricted stock to members of the board of directors. These shares became fully vested on April 30, 2014 and will become fully vested on April 30, 2015, respectively.

The following table summarizes restricted stock service and performance awards under the 2006 Equity Compensation Plan:

	September 30, 2014
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2013	119,250	$16.39
Granted	39,533	17.45
Vested	(15,425)	15.57
Forfeited	(11,250)	16.05
Non-vested at September 30, 2014	132,108	$16.83	$2,344

The weighted-average remaining contractual term for non-vested service award grants at September 30, 2014, was 3.78 years.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan and remaining outstanding unexercised options under the 1997 Stock Incentive Plan.

	September 30, 2014
	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	58,513	$15.30	$160
Granted	—	—	—
Exercised	(19,772)	14.00	74
Forfeited	(3,000)	39.40	—
Outstanding at September 30, 2014	35,741	$14.00	$134
Options exercisable at September 30, 2014	35,741	$14.00	$134

As of September 30, 2014, options outstanding and exercisable are summarized as follows:

Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Options Exercisable
$14.00	30,741	4.45	30,741
$14.00	5,000	5.09	5,000
$14.00	35,741	4.52	35,741

Note 3.        Securities

Amortized costs and fair values of securities available for sale are summarized as follows:

	September 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$32,330	$243	$(210)	$32,363
Obligations of states and political subdivisions	58,141	2,351	(482)	60,010
Mortgage-backed securities:
Agency	164,872	4,691	(800)	168,763
Non-agency	27,978	124	(151)	27,951
Other asset backed securities	27,215	523	(48)	27,690
Corporate preferred stock	15	—	—	15
Corporate securities	18,608	151	(517)	18,242
Total	$329,159	$8,083	$(2,208)	$335,034

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$21,367	$304	$(332)	$21,339
Obligations of states and political subdivisions	68,904	1,083	(2,749)	67,238
Mortgage-backed securities:
Agency	166,095	3,539	(1,624)	168,010
Non-agency	22,029	116	(211)	21,934
Other asset backed securities	33,883	710	(175)	34,418
Corporate preferred stock	69	5	—	74
Corporate securities	15,680	58	(328)	15,410
Total	$328,027	$5,815	$(5,419)	$328,423

The amortized cost and fair value of securities available for sale as of September 30, 2014, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	September 30, 2014
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$6,564	$6,629
Due after one year through five years	43,635	45,418
Due after five years through ten years	39,747	39,516
Due after ten years	19,133	19,052
Mortgage-backed securities	192,850	196,714
Other asset backed securities	27,215	27,690
Corporate preferred stock	15	15
Total	$329,159	$335,034

Proceeds from sales of securities during the nine months ended September 30, 2014, were $52.2 million.  Gross gains of $679,000 and gross losses of $538,000 were realized on those sales, respectively.  The tax expense applicable to these net realized gains amounted to $48,000.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $163.3 million at September 30, 2014.

Investments in an unrealized loss position that are temporarily impaired are as follows:

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
September 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$9,746	$(116)	$4,254	$(94)	$14,000	$(210)
Obligations of states and political subdivisions	2,642	(14)	7,209	(468)	9,851	(482)
Mortgage-backed securities:
Agency	26,289	(306)	12,507	(494)	38,796	(800)
Non-agency	19,317	(151)	—	—	19,317	(151)
Other asset backed securities	2,452	(35)	1,077	(13)	3,529	(48)
Corporate preferred stock	—	—	—	—	—	—
Corporate securities	9,293	(344)	1,792	(173)	11,085	(517)
Total	$69,739	$(966)	$26,839	$(1,242)	$96,578	$(2,208)

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agencies	$10,218	$(273)	$1,416	$(59)	$11,634	$(332)
Obligations of states and political subdivisions	24,568	(2,539)	1,798	(210)	26,366	(2,749)
Mortgage-backed securities:
Agency	50,048	(1,264)	8,228	(360)	58,276	(1,624)
Non-agency	14,505	(152)	1,351	(59)	15,856	(211)
Other asset backed securities	1,585	(39)	2,187	(136)	3,772	(175)
Corporate preferred stock	—	—	—	—	—	—
Corporate securities	6,247	(274)	4,446	(54)	10,693	(328)
Total	$107,171	$(4,541)	$19,426	$(878)	$126,597	$(5,419)

A total of 93 securities have been identified by the Company as temporarily impaired at September 30, 2014.  Of the 93 securities, 92 are investment grade and one is speculative grade.  Mortgage-backed securities, municipal securities and corporate securities make up the majority of the gross unrealized losses for temporarily impaired securities at September 30, 2014.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of September 30, 2014.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s consolidated income statement and balance sheet.

Other-than-temporary impairment losses

At September 30, 2014, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity. For debt securities related to corporate securities, the Company determined that there was no other adverse change in the cash flows as viewed by a market participant; therefore, the Company does not consider the investments in these assets to be other-than-temporarily impaired at September 30, 2014.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future. For the nine months ended September 30, 2014 and the year ended December 31, 2013, no credit related impairment losses were recognized by the Company.

The Company’s investment in FHLB stock totaled $3.1 million at September 30, 2014.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2014, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the consolidated balance sheets and is not part of the available for sale portfolio.

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

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
Real estate loans:
Construction	$32,057	4.4%	$36,025	5.0%
Secured by farmland	17,332	2.4	16,578	2.3
Secured by 1-4 family residential	267,216	36.7	273,384	37.5
Other real estate loans	254,686	34.9	260,333	35.7
Commercial loans	140,555	19.3	129,554	17.8
Consumer loans	16,906	2.3	12,606	1.7
Total Gross Loans (1)	$728,752	100.0%	$728,480	100.0%
Less allowance for loan losses	11,423		13,320
Net loans	$717,329		$715,160

(1)	Gross loan balances at September 30, 2014 and December 31, 2013 are net of deferred loan costs of $2.7 million and $2.4 million, respectively.

Loans presented in the table above exclude loans held for sale.  The Company had no mortgages held for sale at September 30, 2014 and $33.2 million in mortgages held for sale at December 31, 2013.

The Company sold, on a non-recourse basis, $6.6 million in portfolio loans during the nine months ended September 30, 2014. Of this amount, $5.9 million were on nonaccrual status and $6.3 million were classified as TDRs. Specific reserves associated with these loans totaled $655,000.

The following tables present a contractual aging of the recorded investment in past due loans by class of loans:

	September 30, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$—	$76	$76	$31,981	$32,057
Secured by farmland	—	—	—	—	17,332	17,332
Secured by 1-4 family residential	629	—	748	1,377	265,839	267,216
Other real estate loans	—	—	—	—	254,686	254,686
Commercial loans	650	—	328	978	139,577	140,555
Consumer loans	1	1	3	5	16,901	16,906
Total	$1,280	$1	$1,155	$2,436	$726,316	$728,752

	December 31, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$76	$1,649	$554	$2,279	$33,746	$36,025
Secured by farmland	—	—	—	—	16,578	16,578
Secured by 1-4 family residential	590	3,751	1,022	5,363	268,021	273,384
Other real estate loans	116	—	4,197	4,313	256,020	260,333
Commercial loans	162	1,513	27	1,702	127,852	129,554
Consumer loans	31	9	38	78	12,528	12,606
Total	$975	$6,922	$5,838	$13,735	$714,745	$728,480

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
Real estate loans:
Construction	$258	$—	$2,368	$268
Secured by 1-4 family residential	5,265	—	9,458	539
Other real estate loans	1,507	—	6,045	—
Commercial loans	299	30	1,844	—
Consumer loans	3	—	37	1
Total	$7,332	$30	$19,752	$808

If interest on nonaccrual loans had been accrued, such income would have approximated $325,600 and $1.1 million for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. The Company sold $6.6 million in loans during the nine months ended September 30, 2014. Of this amount, $5.9 million were on nonaccrual status.

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

The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system:

September 30, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$24,637	$8,824	$256,919	$230,626	$136,787	$13,853	$671,646
Special Mention	6,818	7,903	2,012	16,618	3,129	24	36,504
Substandard	602	605	7,740	7,442	389	3,026	19,804
Doubtful	—	—	545	—	250	3	798
Loss	—	—	—	—	—	—	—
Ending Balance	$32,057	$17,332	$267,216	$254,686	$140,555	$16,906	$728,752

December 31, 2013
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$31,143	$8,067	$253,654	$238,811	$126,246	$12,510	$670,431
Special Mention	2,245	7,903	1,732	9,475	775	15	22,145
Substandard	2,090	608	16,158	12,047	2,419	44	33,366
Doubtful	547	—	1,840	—	114	37	2,538
Loss	—	—	—	—	—	—	—
Ending Balance	$36,025	$16,578	$273,384	$260,333	$129,554	$12,606	$728,480

The following tables present loans individually evaluated for impairment by class of loan:

	September 30, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$140	$140	$—	$172	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	2,061	2,190	—	2,169	26
Other real estate loans	3,325	3,325	—	3,373	104
Commercial loans	451	451	—	456	18
Consumer loans	—	—	—	—	—
Total with no related allowance	$5,977	$6,106	$—	$6,170	$148
With an allowance recorded:
Real estate loans:
Construction	$119	$119	$69	$125	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,965	4,017	1,141	3,978	12
Other real estate loans	1,253	1,253	305	1,266	69
Commercial loans	421	421	309	794	8
Consumer loans	3,003	3,003	630	3,002	128
Total with a related allowance	$8,761	$8,813	$2,454	$9,165	$217
Total	$14,738	$14,919	$2,454	$15,335	$365

	December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,924	$2,475	$—	$1,975	$13
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,930	4,452	—	4,415	6
Other real estate loans	4,458	4,458	—	4,552	104
Commercial loans	2,115	2,115	—	2,267	—
Consumer loans	—	—	—	—	—
Total with no related allowance	$12,427	$13,500	$—	$13,209	$123
With an allowance recorded:
Real estate loans:
Construction	$712	$712	$486	$878	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	6,481	6,428	3,045	6,632	47
Other real estate loans	4,684	4,684	812	4,840	71
Commercial loans	355	377	275	399	10
Consumer loans	37	37	37	39	—
Total with a related allowance	$12,269	$12,238	$4,655	$12,788	$128
Total	$24,696	$25,738	$4,655	$25,997	$251

The “Recorded Investment” amounts in the table above represent the outstanding principal balance net of charge-offs and nonaccrual payments to interest on each loan represented in the table.  The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged-off on each loan and nonaccrual payments applied to principal.

Included in certain loan categories of impaired loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at September 30, 2014 was $7.4 million of which $2.9 million were included in the Company’s nonaccrual loan totals at that date and $4.5 million represented loans performing as agreed according to the restructured terms. This compares with $15.6 million in total restructured loans at December 31, 2013.  The amount of the valuation allowance related to TDRs was $730,200 and $2.8 million as of September 30, 2014 and December 31, 2013, respectively.

Loan modifications that were classified as TDRs during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Loans Modified as TDRs
	For the Three Months Ended September 30,
(Dollars in thousands)	2014			2013
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	1	$45	$41
Secured by farmland	—	—	—	—	—	—
Secured by 1-4 family residential	—	—	—	6	2,300	1,986
Other real estate loans	—	—	—	3	701	676
Total real estate loans	—	$—	$—	10	$3,046	$2,703
Commercial loans	—	—	—	1	50	49
Consumer loans	—	—	—	—	—	—
Total	—	$—	$—	11	$3,096	$2,752

	Loans Modified as TDRs
	For the Nine Months Ended September 30,
(Dollars in thousands)	2014			2013
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	2	$557	$514
Secured by farmland	—	—	—	—	—	—
Secured by 1-4 family residential	4	1,190	1,142	11	3,549	3,227
Other real estate loans	1	200	173	5	869	824
Total real estate loans	5	$1,390	$1,315	18	$4,975	$4,565
Commercial loans	—	—	—	2	517	515
Consumer loans	—	—	—	—	—	—
Total	5	$1,390	$1,315	20	$5,492	$5,080

Of the five TDRs identified during the nine months ended September 30, 2014, two loans had previously been measured under the general allowance methodology of the allowance for loan losses. Upon identifying these loans as TDRs, the Company evaluated them for impairment. Accounting guidance requires prospective application of the impairment measurement for those loans newly identified as impaired. As of September 30, 2014, the recorded investment in the loans restructured during the period for which the allowance was previously measured under the general allowance methodology was $916,000. There was no allowance for loan losses associated with those loans on the basis of a current evaluation of loss.

Of the five TDRs identified above, one paid off and two were sold totaling $707,000 during the nine months ended September 30, 2014. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at September 30, 2014.

TDR payment defaults during three and nine months ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended September 30,
(Dollars in thousands)	2014		2013
Class of Loan	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate loans:
Construction	—	$—	—	$—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	—	—	—	—
Other real estate loans	1	91	—	—
Total real estate loans	1	$91	—	$—
Commercial loans	1	49	—	—
Consumer loans	—	—	—	—
Total	2	$140	—	$—

	For the Nine Months Ended September 30,
(Dollars in thousands)	2014		2013
Class of Loan	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate loans:
Construction	—	$—	—	$—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	—	—	1	712
Other real estate loans	1	91	—	—
Total real estate loans	1	$91	1	$712
Commercial loans	1	49	—	—
Consumer loans	—	—	—	—
Total	2	$140	1	$712

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

	September 30, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2013	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Adjustment for the sale of majority interest in consolidated subsidiary	—	—	(95)	—	—	—	(95)
Charge-offs	(1,187)	—	(1,186)	(748)	(958)	(35)	(4,114)
Recoveries	181	—	321	109	101	90	802
Provision	582	13	(1,279)	526	1,084	584	1,510
Balance at September 30, 2014	$423	$179	$4,495	$3,393	$2,117	$816	$11,423
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$69	$—	$1,141	$305	$309	$630	$2,454
Collectively evaluated for impairment	354	179	3,354	3,088	1,808	186	8,969
Total ending allowance balance	$423	$179	$4,495	$3,393	$2,117	$816	$11,423
Loans:
Individually evaluated for impairment	$259	$—	$6,026	$4,578	$872	$3,003	$14,738
Collectively evaluated for impairment	31,798	17,332	261,190	250,108	139,683	13,903	714,014
Total ending loans balance	$32,057	$17,332	$267,216	$254,686	$140,555	$16,906	$728,752

	December 31, 2013
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2012	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Charge-offs	(394)	—	(785)	(97)	(75)	(30)	(1,381)
Recoveries	68	—	140	37	9	27	281
Provision	(85)	31	1,103	(782)	(142)	(16)	109
Balance at December 31, 2013	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$486	$—	$3,045	$812	$275	$37	$4,655
Collectively evaluated for impairment	361	166	3,689	2,694	1,615	140	8,665
Total ending allowance balance	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Loans:
Individually evaluated for impairment	$2,636	$—	$10,411	$9,142	$2,470	$37	$24,696
Collectively evaluated for impairment	33,389	16,578	262,973	251,191	127,084	12,569	703,784
Total ending loans balance	$36,025	$16,578	$273,384	$260,333	$129,554	$12,606	$728,480

Note 6.        Earnings Per Share

The following shows the weighted-average number of shares used in computing earnings per share and the effect on weighted-average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	For the Three Months Ended September 30,
	2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,108,450	$0.30	7,080,244	$0.23
Effect of dilutive securities:
Stock options, grants and warrant	25,812	—	37,964	—
Earnings per share, diluted	7,134,262	$0.30	7,118,208	$0.23

	For the Nine Months Ended September 30,
	2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,099,506	$0.84	7,072,372	$0.71
Effect of dilutive securities:
Stock options, grants and warrant	24,669	—	32,777	—
Earnings per share, diluted	7,124,175	$0.84	7,105,149	$0.71

The warrant and none of the stock options were considered anti-dilutive for the three and nine months ended September 30, 2014. Stock options and restricted stock representing approximately 6,000 shares and 14,833 shares for the three and nine months ended September 30, 2013, respectively, were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

•
Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process through the Company's affiliation with Southern Trust Mortgage. The Company recognized gains on the sale of loans as part of other income. On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage and as a result, any mortgage banking activity for the Company for the third quarter of 2014 is included with the results of the retail banking segment. Any activity since the sale of Southern Trust Mortgage is considered to be immaterial and incidental to the Company's retail banking activities. The mortgage banking activities will continue to be evaluated and will be separately reported as a distinguishable segment if determined to be of significance to the reader of these financial statements or if the related operating results are believed to meet the quantitative tests for disclosure. Mortgage banking activities for the nine months ended September 30, 2014 are the result of Southern Trust Mortgage activity that was consolidated with the Company through the date of sale.

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pay Middleburg Trust Company a monthly fee. Middleburg Bank also pays interest to Middleburg Trust Company on deposit accounts with Middleburg Bank. Middleburg Bank provided a warehouse line and office space, data processing and accounting services to Southern Trust Mortgage for which it received income. Transactions related to these relationships are eliminated to reach consolidated totals.
The following tables represent reportable segment information for the three and nine months ended September 30, 2014 and 2013, respectively:

	For the Three Months Ended					For the Three Months Ended
	September 30, 2014					September 30, 2013
(In Thousands)	Retail Banking	Wealth Management	Mortgage Banking	Elimina-tions	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Elimina-tions	Consolidated
Revenues:
Interest income	$10,876	$4	$—	$(90)	$10,790	$10,750	$4	$520	$(320)	$10,954
Trust and investment fee income	193	1,158	—	(38)	1,313	—	1,000	—	(37)	963
Other income	969	—	—	(21)	948	899	—	4,358	(92)	5,165
Total operating income	12,038	1,162	—	(149)	13,051	11,649	1,004	4,878	(449)	17,082
Expenses:
Interest expense	1,335	—	—	(90)	1,245	1,574	—	380	(320)	1,634
Salaries and employee benefits	3,877	564	—	—	4,441	4,183	393	3,174	—	7,750
Provision for loan losses	550	—	—	—	550	—	—	3	—	3
Other	3,703	287	—	(59)	3,931	4,240	223	1,221	(129)	5,555
Total operating expenses	9,465	851	—	(149)	10,167	9,997	616	4,778	(449)	14,942
Income before income taxes and non-controlling interest	2,573	311	—	—	2,884	1,652	388	100	—	2,140
Income tax expense	635	128	—	—	763	440	51	—	—	491
Net Income	1,938	183	—	—	2,121	1,212	337	100	—	1,649
Non-controlling interest in income of consolidated subsidiary	—	—	—	—	—	—	—	(38)	—	(38)
Net income attributable to Middleburg Financial Corporation	$1,938	$183	$—	$—	$2,121	$1,212	$337	$62	$—	$1,611
Total assets	$1,322,493	$12,505	$—	$(127,271)	$1,207,727	$1,202,151	$12,192	$52,281	$(51,297)	$1,215,327
Capital expenditures	$307	$1	$3	$—	$311	$693	$5	$115	$—	$813
Goodwill and other intangibles	$—	$3,850	$—	$—	$3,850	$—	$4,022	$1,867	$—	$5,889

	For the Nine Months Ended					For the Nine Months Ended
	September 30, 2014					September 30, 2013
(In Thousands)	Retail Banking	Wealth Management	Mortgage Banking	Elimina-tions	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Elimina-tions	Consolidated
Revenues:
Interest income	$32,665	$11	$450	$(288)	$32,838	$32,742	$11	$1,398	$(993)	$33,158
Trust and investment fee income	479	3,339	—	(115)	3,703	—	3,052	—	(115)	2,937
Other income	3,659	—	5,121	(46)	8,734	3,363	—	13,161	(325)	16,199
Total operating income	36,803	3,350	5,571	(449)	45,275	36,105	3,063	14,559	(1,433)	52,294
Expenses:
Interest expense	4,055	—	304	(288)	4,071	4,956	—	1,099	(993)	5,062
Salaries and employee benefits	11,996	1,699	3,772	—	17,467	12,485	1,623	9,134	—	23,242
Provision for (recovery of) loan losses	1,476	—	34	—	1,510	(9)	—	8	—	(1)
Other	11,794	837	1,722	(161)	14,192	12,930	910	3,699	(440)	17,099
Total operating expenses	29,321	2,536	5,832	(449)	37,240	30,362	2,533	13,940	(1,433)	45,402
Income before income taxes and non-controlling interest	7,482	814	(261)	—	8,035	5,743	530	619	—	6,892
Income tax expense	1,847	332	—	—	2,179	1,403	225	—	—	1,628
Net Income	5,635	482	(261)	—	5,856	4,340	305	619	—	5,264
Non-controlling interest in income of consolidated subsidiary	—	—	98	—	98	—	—	(233)	—	(233)
Net income attributable to Middleburg Financial Corporation	$5,635	$482	$(163)	$—	$5,954	$4,340	$305	$386	—	$5,031
Total assets	$1,322,493	$12,505	$—	$(127,271)	$1,207,727	$1,202,151	$12,192	$52,281	$(51,297)	$1,215,327
Capital expenditures	$748	$11	$3	$—	$762	$1,144	$5	$124	$—	$1,273
Goodwill and other intangibles	$—	$3,850	$—	$—	$3,850	$—	$4,022	$1,867	$—	$5,889

Note 8.        Capital Purchase Program

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share, at an initial exercise price of $15.85 per share. As a result of the completion of a public stock offering in 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101 and the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement. During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of September 30, 2014.

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

Loans Held for Sale
Loans held for sale are carried at market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data (Level II). Gains and losses on the sale of loans are recorded within income from mortgage banking activities on the consolidated statements of income. There has been no activity since May 15, 2014, the date the Company sold its majority interest in Southern Trust Mortgage, and therefore, there were no loans held for sale on the consolidated balance sheet as of September 30, 2014.

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

Mortgage Banking Hedge Instruments
Mortgage banking hedge instruments are used to mitigate interest rate risk for certain residential mortgage loans held for sale and interest rate locks. These instruments are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell mortgage backed securities. The Company's mortgage banking hedge instruments are classified as Level II. On May 15, 2014, the Company sold its majority interest in Southern Trust Mortgage and on this date, this activity ceased.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

(Dollars in thousands)	September 30, 2014
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$32,363	$—	$32,363	$—
Obligations of states and political subdivisions	60,010	—	60,010	—
Mortgage-backed securities:
Agency	168,763	—	168,763	—
Non-agency	27,951	—	27,951	—
Other asset backed securities	27,690	—	27,690	—
Corporate preferred stock	15	—	15	—
Corporate securities	18,242	—	17,752	490
Mortgage loans held for sale	5,344	—	5,344	—
Interest rate swaps	164	—	164	—
Liabilities:
Interest rate swaps	248	—	248	—

(Dollars in thousands)	December 31, 2013
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$21,339	$—	$21,339	$—
Obligations of states and political subdivisions	67,238	—	67,238	—
Mortgage-backed securities:
Agency	168,010	—	168,010	—
Non-agency	21,934	—	21,934	—
Other asset backed securities	34,418	—	34,418	—
Corporate preferred stock	74	—	74	—
Corporate securities	15,410	—	14,922	488
Mortgage loans held for sale	33,175	—	33,175	—
Mortgage interest rate locks	16	—	16	—
Interest rate swaps	334	—	334	—
Mortgage servicing rights	203	—	203	—
Mortgage banking hedge instruments	202	—	202	—
Liabilities:
Interest rate swaps	303	—	303	—
The following table presents changes in Level III assets measured at fair value on a recurring basis during the nine months ended September 30, 2014:

(Dollars in thousands)	September 30, 2014
Description	Balance December 31, 2013	Included in Earnings	Included in Other Comprehensive Income	Transfers In/Out of Level II and III	Balance September 30, 2014
Available for sale securities - corporate securities	$488	$—	$2	$—	$490

The following table presents quantitative information as of September 30, 2014 and December 31, 2013 related to Level III fair value measurements for assets measured at fair value on a recurring basis:

	Fair Value (Dollars in thousands)	Valuation Technique	Unobservable Inputs
September 30, 2014
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

For the purpose of OREO valuations, appraisals are discounted 10% for selling costs and it is the policy of the Company to obtain annual appraisals for properties held in OREO. Any fair value adjustments are recorded in the period incurred as loss on other real estate owned on the consolidated statements of income.

Repossessed Assets

The value of repossessed assets is determined by the Company based on marketability and other factors and is considered Level III.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in thousands)	September 30, 2014
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$6,307	$—	$1,396	$4,911
Other real estate owned	$5,064	$—	$5,064	$—
Repossessed assets	$1,132	$—	$—	$1,132

(Dollars in thousands)	December 31, 2013
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$7,614	$—	$5,756	$1,858
Other real estate owned	$3,424	$—	$3,424	$—

The following table presents quantitative information as of September 30, 2014 and December 31, 2013 about Level III fair value measurements for assets measured at fair value on a non-recurring basis:

September 30, 2014	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$4,911	Discounted appraised value	Discount for selling costs and age of appraisals	0% - 100% (7%)
Repossessed assets	$1,132	Market analysis	Historical sales activity	50%

December 31, 2013	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$1,858	Discounted appraised value	Discount for selling costs and age of appraisals.	0% - 100% (4%)

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

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2014 and December 31, 2013, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the tables below.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

(Dollars in thousands)	September 30, 2014
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$79,125	$79,125	$79,125	$—	$—
Securities available for sale	335,034	335,034	—	334,544	490
Loans held for sale	—	—	—	—	—
Loans, net	717,329	726,311	—	1,396	724,915
Bank owned life insurance	22,450	22,450	—	22,450	—
Accrued interest receivable	3,964	3,964	—	3,964	—
Interest rate swaps	164	164	—	164	—
Financial liabilities:
Deposits	$986,566	$987,276	$—	$987,276	$—
Securities sold under agreements to repurchase	36,469	36,469	—	36,469	—
FHLB borrowings	45,000	45,275	—	45,275	—
Subordinated notes	5,155	5,186	—	5,186	—
Accrued interest payable	378	378	—	378	—
Interest rate swaps	248	248	—	248	—

(Dollars in thousands)	December 31, 2013
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$67,343	$67,343	$67,343	$—	$—
Securities available for sale	328,423	328,423	—	327,935	488
Loans held for sale	33,175	33,175	—	33,175	—
Net loans	715,160	726,239	—	5,756	720,483
Bank-owned life insurance	21,955	21,955	—	21,955	—
Accrued interest receivable	3,992	3,992	—	3,992	—
Mortgage interest rate locks	16	16	—	16	—
Interest rate swap	334	334	—	334	—
Mortgage banking hedge instruments	202	202	—	202	—
Mortgage servicing rights	203	203	—	203	—
Financial liabilities:
Deposits	$982,396	$984,420	$—	$984,420	$—
Securities sold under agreements to repurchase	34,539	34,539	—	34,539	—
FHLB borrowings and other debt	80,000	80,666	—	80,666	—
Subordinated notes	5,155	5,198	—	5,198	—
Accrued interest payable	501	501	—	501	—
Interest rate swap	303	303	—	303	—

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

In August 2014, the FASB issued ASU No. 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and is intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

Note 11.        Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the nine months ended September 30, 2014 and 2013 were:

(Dollars in thousands)	Unrealized Gains on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance December 31, 2012	$6,771	$(304)	$6,467
Unrealized holding losses (net of tax, $2,870)	(5,572)	—	(5,572)
Reclassification adjustment (net of tax, $135)	(262)	—	(262)
Unrealized gain on interest rate swaps (net of tax, $103)	—	200	200
Balance September 30, 2013	$937	$(104)	$833

Balance December 31, 2013	$261	$(29)	$232
Unrealized holding gains (net of tax of $1,911)	3,710	—	3,710
Reclassification adjustment (net of tax, $48)	(93)	—	(93)
Unrealized loss on interest rate swap (net of tax, $14)	—	(27)	(27)
Balance September 30, 2014	$3,878	$(56)	$3,822

The following table presents information related to reclassifications from accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	For the Three Months Ended September 30,
(Dollars in thousands)	2014	2013
Securities available for sale (1):
Net securities gains reclassified into earnings	$(12)	$(23)	Gain on securities available for sale
Related income tax expense	4	8	Income tax expense
Derivatives (2):
Gain on interest rate swap ineffectiveness	(8)	—	Other operating expenses
Related income tax expense	3	—	Income tax expense
Net effect on accumulated other comprehensive income	(13)	(15)	Net of tax
Total reclassifications	$(13)	$(15)	Net of tax
(1)    For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".
(2)    For more information related to unrealized losses on derivatives, see Note 12, "Derivatives".

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	For the Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Securities available for sale (1):
Net securities gains reclassified into earnings	$(141)	$(397)	Gain on securities available for sale
Related income tax expense	48	135	Income tax expense
Derivatives (2):
Loss (gain) on interest rate swap ineffectiveness	—	—	Other operating expenses
Related income tax expense	—	—	Income tax expense
Net effect on accumulated other comprehensive income	(93)	(262)	Net of tax
Total reclassifications	$(93)	$(262)	Net of tax
(1)    For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".
(2)    For more information related to unrealized losses on derivatives, see Note 12, "Derivatives".

Note 12.        Derivatives

The Company utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Company accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Company designates each derivative instrument at the inception of the derivative transaction in accordance with this guidance. Information concerning each of the Company's categories of derivatives as of September 30, 2014 and December 31, 2013 is presented below.

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

During 2013, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s FHLB borrowings. The swap hedges the cash flows associated with the FHLB borrowings wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 1.43% to the same counterparty.  The swap is calculated on a notional amount of $10.0 million.  The term of the swap is 5 years and commenced on November 25, 2013.  The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other income or other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, there was no hedge ineffectiveness identified for the nine months ended September 30, 2014 or the year ended December 31, 2013.

The amounts included in accumulated other comprehensive income (loss) as unrealized losses (market value net of tax) were $55,800 and $29,100 as of September 30, 2014 and December 31, 2013, respectively.

Information concerning the derivative designated as a cash flow hedge at September 30, 2014 and December 31, 2013 is presented in the following tables:

	September 30, 2014
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$142	0.23%	2.59%	6.1
Pay fixed - receive floating interest rate swap	1	$10,000	$58	$—	0.15%	1.43%	4.2

	December 31, 2013
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$72	0.32%	2.59%	6.8
Pay fixed - receive floating interest rate swap	1	$10,000	$102	$—	0.17%	1.43%	5.0

Derivatives not designated as hedging instruments

Two-way client loan swaps

During the fourth quarter of 2012, the Company entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on an identical notional amount at a fixed interest rate. At the same time, the Company agrees to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our clients to effectively convert a variable rate loan into a fixed rate loan. Because the Company acts as an intermediary for our customers, changes in the fair value of the underlying derivatives contracts offset each other and do not significantly impact our results of operations. The Company had no undesignated interest rate swaps at September 30, 2014 and December 31, 2013.

Certain additional risks arise from interest rate swap contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. We do not expect any counterparty to fail to meet its obligations.

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	September 30, 2014
(Dollars in thousands)	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$4,061	$—	$106	1 month LIBOR plus 200 BP	3.90%	13.2
Pay floating - receive fixed interest rate swap	1	4,061	106	—	3.90%	1 month LIBOR plus 200 BP	13.2
Total derivatives not designated		$8,122	$106	$106			13.2

	December 31, 2013
(Dollars in thousands)	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$4,235	$—	$232	1 month LIBOR plus 200 BP	3.90%	13.9
Pay floating - receive fixed interest rate swap	1	4,235	232	—	3.90%	1 month LIBOR plus 200 BP	13.9
Total derivatives not designated		$8,470	$232	$232			13.9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at September 30, 2014 and results of operations of the Company for the three and nine months ended September 30, 2014 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2013 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Net income attributable to Middleburg Financial Corporation for the quarter ended September 30, 2014 increased 31.66% to $2.12 million from $1.61 million over the same period in 2013. Earnings per diluted share for the quarter ended September 30, 2014 were $0.30 per share compared to $0.23 per share for the same period in 2013. Net income attributable to Middleburg Financial Corporation for the nine months ended September 30, 2014 increased 18.35% to $5.95 million from $5.03 million over the same period in 2013. Earnings per diluted share for the nine months ended September 30, 2014 were $0.84 per share compared to $0.71 per share for the same period in 2013.

Annualized return on average assets for the quarter ended September 30, 2014 was 0.69%, compared to 0.52% for the same period in 2013. Annualized return on average equity of Middleburg Financial Corporation for the quarter ended September 30, 2014 was 7.00%, compared to 5.70% for the same period in 2013. Annualized return on average assets for the nine months ended September 30, 2014 was 0.65%, compared to 0.55% for the same period in 2013. Annualized return on average equity of Middleburg Financial Corporation for the nine months ended September 30, 2014 was 6.77%, compared to 6.00% for the same period in 2013.

The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, increased from 3.33% for the quarter ended September 30, 2013 to 3.36% for the quarter ended September 30, 2014.  The net interest margin increased from 3.39% for the nine months ended September 30, 2013 to 3.43% for the nine months ended September 30, 2014.

The provision for loan losses increased to $550,000 for the quarter ended September 30, 2014 compared to $3,000 for the same period in 2013. The provision for loan losses increased to $1.51 million for the nine months ended September 30, 2014 compared to $(1,000) for the same period in 2013.

Non-interest income for the quarter and nine months ended September 30, 2014 was lower by 62.79% and 35.02% compared to the quarter and nine months ended September 30, 2013 primarily due to lower mortgage revenue which was partially offset by income from a large recovery of expense during the first quarter of 2014 related to a previously charged-off loan.

Non-interest expense fell by 36.93% compared to the quarter ended September 30, 2013 and fell by 21.53% compared to the nine months ended September 30, 2013. Actions taken by the Company to cut costs as well as the Company's sale of all its interest in Southern Trust Mortgage during the second quarter of 2014 were the primary reasons for the decline in non-interest expense for the nine months ended 2014. Expenses attributable to Southern Trust Mortgage were consolidated in the Company's financial statement through the date of the sale.

The Company’s capital ratios remain well above regulatory minimum capital ratios as of September 30, 2014:

•	Tier 1 Leverage ratio was 9.71%, 5.71% over the regulatory minimum of 4.00%

•	Tier 1 Risk-Based Capital Ratio was 16.04%, 12.04% over the regulatory minimum of 4.00%

•	Total Risk Based Capital Ratio was 17.30%, 9.30% over the regulatory minimum of 8.00%.

At September 30, 2014, total assets were $1.21 billion, a decrease of 1.63% since December 31, 2013.  Net loans held-for-investment increased by $2.17 million to $717.33 million, an increase of 0.30% since December 31, 2013. Total deposits were $986.57 million, an increase of 0.42% since December 31, 2013. Non-maturity deposits, including demand checking, interest checking and savings increased $23.89 million from December 31, 2013 to $738.34 million at September 30, 2014.  Time deposits decreased 7.36% or $19.72 million from December 31, 2013 to $248.23 million at September 30, 2014.

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

Results of Operations

The Company's net income for the third quarter of 2014 was $2.12 million, an increase of $510,000 or 31.66% from the third quarter of 2013. For the third quarter of 2014, earnings per diluted share was $0.30 compared to earnings per diluted share of $0.23 for the third quarter of 2013.

The following tables reflect an analysis of the Company’s net interest income for the quarter ended September 30, 2014 and 2013 using the daily average balances of the Company’s assets and liabilities for the periods indicated. Nonaccrual loans are included in the loan balances.

	Three Months Ended September 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$282,860	$1,847	2.59%	$266,197	$1,527	2.28%
Tax-exempt (1)	54,410	811	5.91%	64,678	970	5.95%
Total securities	$337,270	$2,658	3.13%	$330,875	$2,497	2.99%
Loans:
Taxable	$730,006	$8,351	4.54%	$748,145	$8,738	4.63%
Tax-exempt (1)	652	9	5.48%	687	9	5.20%
Total loans (3)	$730,658	$8,360	4.54%	$748,832	$8,747	4.63%
Interest on deposits in banks and federal funds sold	90,463	51	0.22%	70,710	43	0.24%
Total earning assets	$1,158,391	$11,069	3.79%	$1,150,417	$11,287	3.89%
Less: allowances for loan losses	(11,309)			(13,555)
Total nonearning assets	74,477			81,287
Total assets	$1,221,559			$1,218,149
Liabilities:
Interest-bearing deposits:
Checking	$354,080	$163	0.18%	$314,504	$210	0.26%
Regular savings	113,607	53	0.19%	110,904	63	0.23%
Money market savings	72,034	34	0.19%	73,625	41	0.22%
Time deposits:
$100,000 and over	121,274	297	0.97%	136,730	388	1.13%
Under $100,000	129,578	408	1.25%	140,643	488	1.38%
Total interest-bearing deposits	$790,573	$955	0.48%	$776,406	$1,190	0.61%
Short-term borrowings	—	—	—%	7,217	59	3.24%
Securities sold under agreements to repurchase	39,142	81	0.82%	37,566	82	0.87%
FHLB borrowings and other debt	60,372	209	1.37%	90,155	303	1.33%
Federal funds purchased	—	—	—%	—	—	—%
Total interest-bearing liabilities	$890,087	$1,245	0.55%	$911,344	$1,634	0.71%
Non-interest bearing liabilities:
Demand deposits	200,768			183,539
Other liabilities	10,539			8,467
Total liabilities	$1,101,394			$1,103,350
Non-controlling interest	—			2,766
Shareholders' equity	120,165			112,033
Total liabilities and shareholders' equity	$1,221,559			$1,218,149
Net interest income		$9,824			$9,653
Interest rate spread			3.24%			3.18%
Cost of Funds			0.45%			0.59%
Interest expense as a percent of average earning assets			0.43%			0.56%
Net interest margin			3.36%			3.33%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 365 day year.

(3)	Total average loans include loans on non-accrual status.

The Company's net income for the nine months ended September 30, 2014 was $5.95 million, an increase of $923,000 or 18.35% from the nine months ended September 30, 2013. For the nine months ended September 30, 2014, earnings per diluted share was $0.84 compared to earnings per diluted share of $0.71 for the nine months ended September 30, 2013.

The following tables reflect an analysis of the Company’s net interest income for the nine months ended September 30, 2014 and 2013 using the daily average balances of the Company’s assets and liabilities for the periods indicated. Nonaccrual loans are included in the loan balances.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$278,650	$5,403	2.59%	$266,847	$4,636	2.32%
Tax-exempt (1)	57,556	2,509	5.83%	67,097	2,904	5.79%
Total securities	$336,206	$7,912	3.15%	$333,944	$7,540	3.02%
Loans:
Taxable	$743,703	$25,639	4.61%	$754,621	$26,486	4.69%
Tax-exempt (1)	652	26	5.33%	687	27	5.25%
Total loans (3)	$744,355	$25,665	4.61%	$755,308	$26,513	4.69%
Interest on deposits in banks and federal funds sold	73,759	123	0.22%	58,042	101	0.23%
Total earning assets	$1,154,320	$33,700	3.90%	$1,147,294	$34,154	3.98%
Less: allowances for loan losses	(12,497)			(13,770)
Total nonearning assets	78,292			81,990
Total assets	$1,220,115			$1,215,514
Liabilities:
Interest-bearing deposits:
Checking	$342,551	$485	0.19%	$322,344	$656	0.27%
Regular savings	113,378	158	0.19%	110,132	185	0.22%
Money market savings	73,910	105	0.19%	75,798	131	0.23%
Time deposits:
$100,000 and over	125,036	937	1.00%	141,048	1,327	1.26%
Under $100,000	130,776	1,267	1.30%	142,070	1,518	1.43%
Total interest-bearing deposits	$785,651	$2,952	0.50%	$791,392	$3,817	0.64%
Short-term borrowings	—	—	—%	4,005	106	3.54%
Securities sold under agreements to repurchase	36,682	243	0.88%	35,303	243	0.92%
FHLB borrowings and other debt	76,803	876	1.52%	87,274	896	1.37%
Federal funds purchased	1	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	$899,137	$4,071	0.61%	$917,974	$5,062	0.74%
Non-interest bearing liabilities:
Demand deposits	193,501			172,751
Other liabilities	9,947			7,691
Total liabilities	$1,102,585			$1,098,416
Non-controlling interest	—			2,882
Shareholders' equity	117,530			114,216
Total liabilities and shareholders' equity	$1,220,115			$1,215,514

Net interest income		$29,629			$29,092

Interest rate spread			3.29%			3.24%
Cost of Funds			0.50%			0.62%
Interest expense as a percent of average earning assets			0.47%			0.59%
Net interest margin			3.43%			3.39%

(1)	Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 365 day year.

(3)	Total average loans include loans on non-accrual status.

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

Net interest income was $9.55 million for the quarter ended September 30, 2014.  This is an increase of 2.41% over net interest income reported for the same period for 2013.  The net interest margin for the quarter ended September 30, 2014 was 3.36% compared to 3.33% for the same period for 2013. Net interest income was $28.77 million for the nine months ended September 30, 2014.  This is an increase of 2.39% over net interest income reported for the same period for 2013. The net interest margin for the nine months ended September 30, 2014 was 3.43% compared to 3.39% for the same period for 2013.

The following factors contributed to the changes in the net interest margin:

•
Yields on earning assets during the quarter and nine months ended September 30, 2014 declined by 10 bp and 8 bp, respectively, compared to the same periods for 2013. These changes are primarily due to a 9 bp and 8 bp decrease in loan yields for the same periods, respectively and a 14 bp and 13 bp increase in yields on investments for the same periods, respectively.

•	Loan yields were lower for the following reasons:

•	continued decline in mortgage loans held for sale and;

•	payoffs in commercial and 1-4 family loans and lower yields on loans booked during the quarter, which had the collective effect of lowering the effective yield on the loan portfolio.

•	Yields on investments increased due to lower premium amortization on mortgage backed securities in the portfolio.

•
Cost of funds declined by 14 bp to 45 bp for the quarter ended September 30, 2014 compared to the same period for 2013 and declined by 12 bp for the nine months ended September 30, 2014 compared to the same period for 2013 as the Company paid off $35.00 million of maturing FHLB advances and added non-interest bearing deposits.

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

	For the Three Months Ended September 30,
(Dollars in thousands)	2014	2013
GAAP measures:
Interest Income - Loans	$8,357	$8,744
Interest Income - Investments & Other	2,433	2,210
Interest Expense - Deposits	955	1,190
Interest Expense - Other Borrowings	290	444
Total Net Interest Income	$9,545	$9,320
Non-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	276	330
Non-taxable interest income - loans	3	3
Total Tax Benefit Realized on Non-Taxable Interest Income	$279	$333
Total Tax Equivalent Net Interest Income	$9,824	$9,653

	For the Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
GAAP measures:
Interest Income - Loans	$25,656	$26,504
Interest Income - Investments & Other	7,182	6,654
Interest Expense - Deposits	2,952	3,817
Interest Expense - Other Borrowings	1,119	1,245
Total Net Interest Income	$28,767	$28,096
Non-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	853	987
Non-taxable interest income - loans	9	9
Total Tax Benefit Realized on Non-Taxable Interest Income	$862	$996
Total Tax Equivalent Net Interest Income	$29,629	$29,092

Based on our internal interest rate risk models and the assumption of a sustained low rate environment, the Company expects net interest income to trend downward throughout the next 12 months as loans and securities reprice lower and the decline in funding costs slows.  It is anticipated that targeted growth in earning assets and liability repricing opportunities will help mitigate the impact to the Company’s net interest margin.  The Asset/Liability Management Committee continues to focus on various strategies to maintain the net interest margin.

Non-Interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income includes fees generated by the commercial and retail banking segment and the wealth management segment. We expect to have limited gain on sale revenue from mortgage loans in the foreseeable future following the sale of our majority interest in Southern Trust Mortgage in the second quarter of 2014.  Non-interest income was lower by 62.79% and 35.02% compared to the quarter and nine months ended September 30, 2014 and 2013, respectively.  A more detailed discussion of non-interest income follows:

•
The primary reason for the decline in non-interest income compared to the three and nine month periods ended September 30, 2013 was lower mortgage revenue from a decline in loan originations which was partially offset by income from a large recovery of expense during the first quarter of 2014 related to a previously charged-off loan.

•	Gains on securities available for sale decreased 47.83% and 64.48% for the three and nine months ended September 30, 2014, respectively.

•
Fees earned by Middleburg Investment Group (“MIG”) increased by 16.93% compared to the quarter ended September 30, 2013 and were higher by 12.21% compared to the nine months ended September 30, 2013. Fee income is based primarily upon the market value of the accounts under administration which were $1.78 billion at September 30, 2014 compared to $1.50 billion at September 30, 2013.

•
Bank owned life insurance (BOLI) income increased 34.40% and 34.60% for the three and nine months ended September 30, 2014, respectively due to an increase of $5.00 million in BOLI during the fourth quarter of 2013.

•
Other operating income increased 43.40% and 67.54% for the three and nine months ended September 30, 2014, respectively primarily due to income received from a large recovery in the first quarter of 2014 related to a previously charged-off loan.

The following table depicts the changes in non-interest income:

(Dollars in thousands)	For the Three Months Ended September 30,
	2014	2013
Service charges on deposit accounts	$635	$590
Trust services income	1,119	963
Gains on loans held for sale	1	4,162
Gains on securities available for sale, net	12	23
Commissions on investment sales	193	159
Bank owned life insurance	168	125
Other operating income	152	106
Total non-interest income	$2,280	$6,128

(Dollars in thousands)	For the Nine Months Ended September 30,
	2014	2013
Service charges on deposit accounts	$1,815	$1,699
Trust services income	3,224	2,937
Gains on loans held for sale	4,859	12,538
Gains on securities available for sale, net	141	397
Commissions on investment sales	479	363
Bank owned life insurance	494	367
Gain on sale of majority interest in consolidated subsidiary	24	—
Other operating income	1,399	835
Total non-interest income	$12,435	$19,136

Non-Interest Expense

Non-interest expense fell by 36.93% during the third quarter of 2014 compared to the same period in 2013. Non-interest expense fell by 21.53% compared to the nine months ended September 30, 2013. Principal reasons for the improvement of non-interest expense were the following:

•
Salaries and employee benefit expense decreased by 42.70% compared to the quarter ended September 30, 2013 and was lower by 24.85% compared to the nine months ended September 30, 2013. The primary reasons for lower salary and employee benefit expenses were the sale of the Company's majority interest in Southern Trust Mortgage on May 15, 2014 and staff reductions at the bank.

•
Continued streamlining of campaign and product promotions reduced advertising expenses. Advertising expenses for the quarter ended September 30, 2014 declined by 57.23% compared to the same quarter in 2013 and were lower by 57.88% compared to the nine months ended September 30, 2013.

•
Costs related to other real estate owned (OREO) declined by 107.93% and by 89.47% compared to the three and nine months ended September 30, 2013 as ongoing expenses to maintain the properties fell and net gains were recognized on OREO of $238,000 for the nine months ended September 30, 2014.

•
Occupancy and equipment expenses for the quarter ended September 30, 2014 declined by 30.66% compared to the same quarter in 2013 and were lower by 10.55% compared to the nine months ended September 30, 2013. The primary reason for lower expenses in this category was the sale of Southern Trust Mortgage on May 15, 2014. Expenses attributable to Southern Trust Mortgage were consolidated in the Company's financial statements through the date of the sale.

•
Other operating expenses decreased 22.81% and 9.36% for the three and nine months ended September 30, 2014, respectively. Primary reasons for declines in expenses in this category were the sale of Southern Trust Mortgage on May 15, 2014. The significant components in this category include expenses related to deposit processing, fees for advisory services, telephone and professional fees.

The following table depicts the changes in non-interest expense:

(Dollars in thousands)	For the Three Months Ended September 30,
	2014	2013
Salaries and employee benefits	$4,441	$7,750
Occupancy and equipment	1,262	1,820
Advertising	136	318
Computer operations	439	456
Other real estate owned	(33)	416
Other taxes	220	186
Federal deposit insurance	220	149
Other operating expenses	1,706	2,210
Total non-interest expense	$8,391	$13,305

(Dollars in thousands)	For the Nine Months Ended September 30,
	2014	2013
Salaries and employee benefits	$17,467	$23,242
Occupancy and equipment	4,841	5,412
Advertising	430	1,021
Computer operations	1,408	1,375
Other real estate owned	145	1,377
Other taxes	637	565
Federal deposit insurance	687	683
Other operating expenses	6,042	6,666
Total non-interest expense	$31,657	$40,341

The adjusted efficiency ratio is not a measurement under accounting principles generally accepted in the United States. The Company calculates its efficiency ratio by dividing non interest expense (adjusted for amortization of intangibles, other real estate expenses, and non-recurring one-time charges) by the sum of tax equivalent net interest income and non interest income excluding gains and losses on the investment portfolio. The tax rate utilized in calculating tax equivalent amounts is 34%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.  The calculation of the adjusted efficiency ratio for the three and nine months ended September 30, 2014 and 2013 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Summary of Operating Results:
Non-interest expense	$8,391	$13,305	$31,657	$40,341
Less: Amortization expense	43	43	129	129
Less: Other real estate owned expenses, net	(33)	416	145	1,377
Less: Other	—	—	—	351
Adjusted non-interest expense	$8,381	$12,846	$31,383	$38,484

Net interest income	$9,545	$9,320	$28,767	$28,096

Non-interest income	2,280	6,128	12,435	19,136
Less: Gains on securities available for sale, net	12	23	141	397
Adjusted non-interest income	$2,268	$6,105	$12,294	$18,739
Tax equivalent adjustment	365	397	1,117	1,186
Total net interest income and non-interest income, adjusted	$12,178	$15,822	$42,178	$48,021

Efficiency ratio, adjusted	68.82%	81.19%	74.41%	80.14%
Efficiency ratio, GAAP (1)	70.96%	86.13%	76.83%	85.41%
(1) Computed by dividing non-interest expense by the sum of net interest income and non-interest income.

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total consolidated assets at September 30, 2014 were $1.21 billion, a decrease of 1.63% compared to December 31, 2013. Changes in major asset categories were as follows:

•	Cash and cash equivalents increased by $11.78 million compared to December 31, 2013.

•	Securities available for sale increased by $6.61 million compared to December 31, 2013.

•	Net loans held for investment increased by $2.17 million compared December 31, 2013.

•
Balances of mortgages held for sale decreased by $33.18 million compared to December 31, 2013. Mortgages held for sale declined as a result of the sale of the Company's majority interest in Southern Trust Mortgage on May 15, 2014.

•	Goodwill decreased by $1.50 million compared to December 31, 2013, primarily due to the sale of the Company's majority interest in Southern Trust Mortgage.

•	Other real estate owned (OREO) increased by $1.64 million compared to December 31, 2013.

•
Accrued interest receivable and other assets decreased by $3.88 million compared to December 31, 2013. The majority of the decline was a decrease in accounts receivable of $3.0 million as we repatriated excess cash from repurchase accounts.

Total consolidated liabilities at September 30, 2014 were $1.09 billion, a decrease of 2.33% compared to December 31, 2013. The most significant change in liabilities was the change in Federal Home Loan Bank (FHLB) borrowings. Total FHLB borrowings decreased by $35.00 million from December 31, 2013 to $45.00 million as of September 30, 2014. Total deposits increased by $4.17 million from December 31, 2013 to $986.57 million as of September 30, 2014.

Shareholders’ equity attributable to Middleburg Financial Corporation shareholders at September 30, 2014 was $120.92 million, compared to $112.58 million at December 31, 2013. Retained earnings at September 30, 2014 were $54.94 million compared to $50.69 million at December 31, 2013. The book value of the Company’s common stock at September 30, 2014 was $16.97 per share versus $15.90 per share at December 31, 2013.

Loans

The Company’s loan portfolio totaled 63.13% of average earning assets with a tax equivalent yield of 4.61% for the nine months ended September 30, 2014. There were no loans held for sale at September 30, 2014, compared to $33.18 million at December 31, 2013. The decrease in balances of loans held-for-sale was due to the sale of Southern Trust Mortgage.

The following table summarized total loans by category:

	September 30,	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Real estate loans:
Construction	$32,057	$36,025	$50,218	$42,208	$68,110
Secured by farmland	17,332	16,578	11,876	10,047	11,532
Secured by 1-4 family residential	267,216	273,384	260,620	236,760	242,620
Other real estate loans	254,686	260,333	254,930	275,428	268,262
Commercial loans	140,555	129,554	118,573	94,427	56,385
Consumer loans	16,906	12,606	13,260	12,523	12,403
Total gross loans	728,752	728,480	709,477	671,393	659,312
Less allowance for loan losses	11,423	13,320	14,311	14,623	14,967
Net loans	$717,329	$715,160	$695,166	$656,770	$644,345

Changes in the loan portfolio at September 30, 2014 compared to December 31, 2013 were as follows.

•
Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans.  These loans represented 4.40% of total loans, a decrease of approximately $3.97 million from $36.03 million.

•	Loans secured by farmland increased by $754,000 from $16.58 million.

•	Loans secured by 1-4 family residential real estate represented 36.70% of total loans, a decrease of $6.17 million.

•
Other real estate loans are typically non-farm, non-residential real estate loans which are, in most cases, owner-occupied commercial buildings.  Other real estate loans represented 34.90% of total loans, a decrease of $5.65 million.

•	Commercial loans, which consist of secured and unsecured loans to small businesses, increased 8.49%.

•	Consumer loans increased by $4.30 million or 34.11%.

Asset Quality

The Company continues to experience improved asset quality. Factors contributing to these improvements include:

•	Loans that were delinquent for more than 90 days and still accruing declined to $30,000 as of September 30, 2014 from $808,000 as of December 31, 2013.

•	Nonaccrual loans declined to $7.33 million as of September 30, 2014 from $19.75 million as of December 31, 2013, representing a decrease of 62.88%.

•	Total troubled debt restructurings were $7.41 million at September 30, 2014 compared to $15.60 million at December 31, 2013, representing a decrease of 52.47%.

•	Total nonperforming assets were $18.08 million or 1.50% of total assets at September 30, 2014 compared to $28.66 million or 2.33% to total assets at December 31, 2013.

•	Substandard and doubtful loans were $20.60 million at September 30, 2014 compared to $35.90 million at December 31, 2013, representing a decrease of 42.62%.

•	Past due loans declined from $13.74 million at December 31, 2013 to $2.44 million at September 30, 2014, a decrease of 82.26%.

•
Nonperforming loans declined due to the Company selling $6.6 million of nonperforming loans during the first half of 2014. Of this amount, $5.9 million of the loans were on nonaccrual status and $6.3 million in loan balances were classified as TDRs. Specific reserves associated with these loans totaled $655,000. This is the primary reason for the decrease in nonaccrual loans and nonperforming assets.

•
Nonperforming loans also declined due to foreclosures of $3.82 million and repossessed assets of $2.28 million as of September 31, 2014 compared to foreclosures of $2.39 million as of December 31, 2013.

The table below summarizes nonperforming assets for the periods indicated.

	September 30,	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans	$7,332	$19,752	$21,664	$25,346	$29,386
Restructured loans (1)	4,522	4,674	5,132	3,853	1,254
Repossessed assets (2)	1,132	—	—	—	—
Accruing loans greater than 90 days past due	30	808	1,044	1,233	909
Total nonperforming loans	$13,016	$25,234	$27,840	$30,432	$31,549
Other real estate owned	5,064	3,424	9,929	8,535	8,394
Total nonperforming assets	$18,080	$28,658	$37,769	$38,967	$39,943

Allowance for loan losses	$11,423	$13,320	$14,311	$14,623	$14,967

Nonperforming loans to total loans	1.63%	3.46%	3.92%	4.53%	4.79%
Allowance for loan losses to nonperforming loans	87.76%	52.79%	51.40%	48.05%	47.44%
Nonperforming assets to total assets	1.50%	2.33%	3.05%	3.27%	3.62%
(1) Amount reflects restructured loans that are not included in nonaccrual loans.
(2) Included in other assets.

Included in nonperforming loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at September 30, 2014 was $7.4 million of which $2.9 million were included in the Company’s nonaccrual loan totals at that date and $4.5 million represented loans performing as agreed to the restructured terms. This compares with $15.6 million in total TDRs at December 31, 2013.  The amount of the valuation allowance related to TDRs was $730,200 and $2.8 million as of September 30, 2014 and December 31, 2013, respectively.

During the quarter ended September 30, 2014, the Company modified no loans, compared to eleven modifications, which totaled $3.10 million for the same period in 2013. During the nine months ended September 30, 2014, the Company modified five loans considered to be TDRs, which totaled $1.39 million compared to twenty modifications, which totaled $5.49 million for the same period in 2013.

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

The allowance for loans losses was $11.42 million or 1.57% of total loans at September 30, 2014 compared to $13.32 million or 1.83% of total loans at December 31, 2013 and $13.38 million or 1.87% of total loans at September 30, 2013.

The following table depicts the transactions, in summary form, related to the allowance for loan losses.

	For the Nine Months Ended	For the Year Ended
(Dollars in thousands)	September 30, 2014	December 31, 2013
Balance, beginning of period	$13,320	$14,311
Add: Provision for loan losses	1,510	109
Adjustment for the sale of majority interest in consolidated subsidiary	$(95)	$—
Less: Charge-offs:
Real estate loans:
Construction	$(1,187)	$(394)
Secured by 1-4 family residential	(1,186)	(785)
Other real estate loans	(748)	(97)
Commercial loans	(958)	(75)
Consumer loans	(35)	(30)
Total charge-offs	$(4,114)	$(1,381)
Add: Recoveries:
Real estate loans:
Construction	$181	$68
Secured by 1-4 family residential	321	140
Other real estate loans	109	37
Commercial loans	101	9
Consumer loans	90	27
Total recoveries	$802	$281
Net charge-offs	$(3,312)	$(1,100)
Balance, end of period	$11,423	$13,320

Allowance for loan losses to total loans	1.57%	1.83%
Net charge-offs to average loans	0.44%	0.15%

The allocation of the allowance (dollars in thousands) at September 30, 2014 and December 31, 2013 were:

	September 30, 2014	December 31, 2013
Real Estate Construction	$423	$847
Real Estate Secured by Farmland	179	166
1-4 Family Residential	4,495	6,734
Other Real Estate Loans	3,393	3,506
Commercial	2,117	1,890
Consumer	816	177
	$11,423	$13,320

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

Securities

The carrying value of the securities portfolio was $335.03 million at September 30, 2014, an increase of $6.61 million compared to the carrying value of $328.42 million at December 31, 2013.  The unrealized losses on available for sale securities were $2.21 million and $5.42 million at September 30, 2014 and December 31, 2013, respectively.

The securities portfolio represented approximately 29.02% and 28.60% of the average earning assets of the Company at September 30, 2014 and December 31, 2013, respectively.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased by $1.50 million to $3.85 million at September 30, 2014. The majority of this decrease is attributable to the Company's sale of its majority interest in Southern Trust Mortgage. The remainder of the decrease represented amortization expense related to intangibles.

Deposits

Total deposits increased by $4.17 million from December 31, 2013 to $986.57 million as of September 30, 2014, primarily due to strong deposit inflows during the second quarter of 2014.

The Company has an interest bearing product, known as Tredegar Institutional Select, that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at the Bank. The overall balance of this product was $41.95 million at September 30, 2014 and $42.1 million as of December 31, 2013 and is reflected in both the savings and interest bearing demand deposits on the consolidated balance sheet. Fluctuations in these balances are due to cash entering and exiting the market as a result of trends within the marketplace and changes in investors' confidence. These funds are anticipated to be short term in nature and therefore were not deployed into earning assets.

Time deposits decreased by $19.72 million or 7.36% from December 31, 2013 to $248.23 million at September 30, 2014. Time deposits include brokered certificates of deposit and CDARS deposits. Securities sold under agreements to repurchase (“Repo Accounts”) increased by $1.93 million from $34.54 million at December 31, 2013 to $36.47 million at September 30, 2014. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000. All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

Short-term Borrowings and FHLB Borrowings

The Company had no overnight advances from the Federal Home Loan Bank of Atlanta (“FHLB”) outstanding at September 30, 2014. FHLB term advances were $45.00 million at September 30, 2014, lower by $35.00 million compared to December 31, 2013 due to advances maturing during the first nine months of 2014.

Non-controlling Interest in Consolidated Subsidiary

On May 15, 2014, the Company sold its membership interests in Southern Trust Mortgage to a consortium of banks and the President of Southern Trust Mortgage resulting in a $24,000 gain included in non-interest income for the quarter and nine months ended September 30, 2014.

Capital Resources and Dividends

Shareholders' equity attributable to Middleburg Financial Corporation was $120.92 million at September 30, 2014 compared with $112.58 million at December 31, 2013. During the quarter ended September 30, 2014 the Company declared common stock dividends of $0.10 per share, compared to $0.07 per share for the same period in 2013. During the nine months ended September 30, 2014 the Company declared common stock dividends of $0.24 per share, compared to $0.17 per share for the same period in 2013. The book value of common stock was $16.97 per share at September 30, 2014 and $15.90 at December 31, 2013.

The Company had a ratio of total capital to risk-weighted assets of 17.30% and 15.41% at September 30, 2014 and 2013, respectively.  The ratio of Tier 1 capital to risk-weighted assets was 16.04% and 14.15% at September 30, 2014 and 2013, respectively.  The Company’s leverage ratio was 9.71% at September 30, 2014 compared to 9.32% at September 30, 2013. These ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $24.0 million, none of which were outstanding at September 30, 2014.  Middleburg Bank is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  At September 30, 2014, available borrowing capacity from this source was $34.07 million.  At the end of the third quarter of 2014, Middleburg Bank had $36.49 million of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.  At September 30, 2014, the Company had $7.2 million and $5.0 million of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions with remaining maturities of less than one year and greater than one year, respectively.

As of September 30, 2014, Middleburg Bank had remaining credit availability in the amount of $161.70 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.

At September 30, 2014, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments and unencumbered securities available for sale were 20.55% of total deposits and liabilities.

Off-Balance Sheet Arrangements
As of September 30, 2014, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis as of September 30, 2014 and December 31, 2013.

Estimated Net Interest Income Sensitivity
Rate Change	September 30, 2014	December 31, 2013
+ 200 bps	5.1%	2.7%
- 200 bps	(15.9)%	(11.6)%

At September 30, 2014, the Company’s interest rate risk model indicated that for an immediate 200 basis points increase in interest rates, net interest income was expected to increase by 5.10% over a 12-month period.  For the same time period, the interest rate risk model indicated that, for an immediate 200 basis points decrease in interest rates, net interest income was expected to decrease by 15.9% over a 12-month period.  While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

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

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.)  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date:	November 7, 2014	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date:	November 7, 2014	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.