Form 10-K
period 2014-12-31
MIDDLEBURG FINANCIAL CORP
filed 2015-03-13
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $139,629,380
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  7,131,643 shares of Common Stock as of March 6, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders – Part III

PART I

ITEM 1.	BUSINESS

General

Middleburg Financial Corporation (the “Company”) is a bank holding company that was incorporated under Virginia law in 1993.  The Company conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc., both of which are chartered under Virginia law.  The Company has one other wholly owned subsidiary, MFC Capital Trust II, which is a Delaware Business Trust that the Company formed in connection with the issuance of trust preferred debt in December 2003. This trust is an unconsolidated subsidiary of the Company and its principal assets are $5.2 million of the Company's subordinated debt securities (referred to herein as "subordinated notes") that are reported as liabilities of the Company.

In 2014, the Bank had the following subsidiaries, all incorporated under the laws of the Commonwealth of Virginia:

•
Middleburg Bank has one wholly owned subsidiary, Middleburg Bank Service Corporation, which is a partner in two limited liability companies, Bankers Title Shenandoah, LLC, which sells title insurance through its members, and Bankers Insurance, LLC, which acts as a broker for insurance sales for its member banks.

•
On May 15, 2014, Middleburg Financial Corporation, through its banking subsidiary, Middleburg Bank, sold all of its majority interest in Southern Trust Mortgage LLC, which originated and sold mortgages secured by personal residences primarily in the southeastern United States.

The Company operates in a decentralized manner in three principal business activities: (1) commercial and retail banking services through Middleburg Bank, (2) wealth management services through Middleburg Investment Group, Inc. and (3) mortgage banking services. The following general business discussion focuses on the activities within each of these segments. Refer to Note 22 "Segment Reporting", included in the Company's consolidated financial statements for additional discussion.

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pays Middleburg Trust Company a monthly fee.  Middleburg Bank also pays interest to Middleburg Trust Company on deposit accounts it has with Middleburg Bank.

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

Loudoun, Fairfax, Fauquier and western Prince William counties are located in northwestern Virginia and included in the Washington-Baltimore metropolitan statistical area.    The local economy of these counties is driven by service industries, including but not limited to, professional and technical services requiring a high skill level; federal, state and local government; construction; agriculture and retail trade. According to the latest available U.S. Census Bureau data, the estimated population in these counties was:

•	Loudoun County - 349,679

•	Fairfax County - 1,130,924

•	Fauquier County - 67,207

•	Prince William County - 438,580

The Town of Williamsburg is located in the Tidewater region of Virginia and has an estimated population of 15,206 according to the U.S. Census Bureau, while the surrounding area (James City County) has an estimated population of 70,516.

The City of Richmond has an estimated population of 214,414 according to the U.S. Census Bureau while the Richmond metropolitan statistical area has a population of 1,258,251.

Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. At December 31, 2014, assets of the commercial and retail banking segment totaled $1.3 billion. For the year ended December 31, 2014, the net income for this segment totaled $7.1 million.

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

Revenue from the wealth management activities is comprised mostly of fees based upon the market value of the accounts under administration as well as commissions on investment transactions. The wealth management services are conducted by Middleburg Trust Company. At December 31, 2014, assets of the wealth management services segment totaled $13.0 million. For the year ended December 31, 2014, the net income for this segment totaled $681,000.

Mortgage Banking Services
On May 15, 2014, Middleburg Financial Corporation, through its banking subsidiary, Middleburg Bank, sold all of its majority interest in Southern Trust Mortgage LLC, which originated and sold mortgages secured by personal residences primarily in the southeastern United States.

Mortgage banking activities are currently conducted through a business arrangement with Southern Trust Mortgage whereby the Bank acts as an investor in purchasing loans originated by Southern Trust Mortgage. Southern Trust Mortgage originates conventional mortgage loans, mortgage loans insured by the Federal Housing Administration (the FHA), and mortgage loans guaranteed by the United States Department of Agriculture (the USDA) and the Veterans Administration (the VA) loans. A majority of the conventional loans are conforming loans that qualify for purchase by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The remainder of the conventional loans is non-conforming in that they do not meet Fannie Mae or Freddie Mac guidelines, but are eligible for sale to various other investors. For the year ended December 31, 2014, net loss for this segment totaled $163,000.

Products and Services

The Company, through its subsidiaries, offers a wide range of banking, fiduciary and investment management services to both individuals and small businesses.  Middleburg Bank’s services include various types of checking and savings deposit accounts, and the origination of business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans.  Also, Middleburg Bank offers ATMs at 12 facilities and at two off-site locations.  Additional banking services available to the Company’s clients include, but are not limited to, ACH, Internet banking, travelers’ checks, safe deposit rentals, notary public and wire services.

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

Employees

As of December 31, 2014, the Company and its subsidiaries had a total of 183 full time equivalent employees.  The Company considers relations with its employees to be excellent.  The Company’s employees are not represented by a collective bargaining unit.

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

Competition

The Company’s commercial and retail banking segment faces significant competition for both loans and deposits.  Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders.  Its most direct competition for deposits has historically come from commercial banks, credit unions, savings banks, savings and loan associations and other financial institutions. Based upon total deposits at June 30, 2014, as reported to the Federal Deposit Insurance Corporation (the “FDIC”), the Company had:

•	15.75% of the nearly $5.2 billion in deposits in Loudoun County.

•	1.52% of the nearly $3.6 billion in deposits in the Reston market.

•	5.58% of the nearly $1.4 billion in deposits in Fauquier County.

•	2.23% of the nearly $1.1 billion in deposits in James City County.

•	0.42% of the nearly $3.8 billion in deposits in Prince William County.

•	0.06% of the nearly $18 billion in deposits in the City of Richmond.

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

Competition for the Company’s mortgage banking segment is largely from other mortgage banking entities.  Traditional financial institutions, investment banking companies and Internet sources for mortgages also add to the competitive market for mortgages.

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

Middleburg Bank has three levels of lending authority.  Individual loan officers are the first level and are limited to their lending authority.  The second level is the Officers Loan Committee, which is composed of four senior officers of Middleburg Bank. The Officers Loan Committee approves loans that exceed the individual loan officers’ lending authority and reviews loans to be presented to the Directors Loan Committee.  The Directors Loan Committee is composed of seven Directors, of which five are independent Directors.  The Directors Loan Committee approves new, modified and renewed credits that exceed Officer Loan Committee authorities.  The Chairman of the Directors Loan Committee is the Chairman of the Company.   A quorum is reached when four committee members are present, of which at least three must be independent Directors.  An application requires four votes to receive approval by this committee.  In addition, the Directors Loan Committee reports all new loans reviewed and approved to Middleburg Bank’s Board of Directors monthly.  Monthly reports shared with the Directors Loan Committee include, but not limited to, all new credits in excess of $12,500 or which had been extended; a watch list including names, current balance, risk rating and payment status; nonaccruals and charge-offs as recommended and a list of overdrafts in excess of $1,500 and which have been overdrawn more than four days.  The Directors Loan Committee also reviews lending policies proposed by management.

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

1 - 4 Family Residential Real Estate Lending
Residential lending activity may be generated by loan originator solicitation, referrals by real estate professionals, existing or new clients and purchases of whole loans.  As part of the loan application process, information is gathered concerning income, employment and credit history of the applicant.  Loan originations are underwritten using Middleburg Bank’s underwriting guidelines.  Security for the majority of residential lending is in the form of owner occupied 1-4 family dwellings. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Company's Board of Directors. In connection with residential real estate loans, the Company requires title insurance, hazard insurance and if required, flood insurance.  Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction.

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

Payment of Dividends
The Company is a legal entity separate and distinct from its banking and non-banking subsidiaries.  The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries.  Middleburg Bank is subject to laws and regulations that limit the amount of dividends it can pay.  In addition, both the Company and Middleburg Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Company does not expect that any of these laws, regulations or policies will materially affect the ability of Middleburg Bank to pay dividends.  During the year ended December 31, 2014, Middleburg Bank and Middleburg Investment Group paid $2.7 million and $750,000 respectively in dividends to the Company.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice.  The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice.

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

Under these regulations, a bank will be:

•
“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, a leverage ratio of 5% or greater and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal banking regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater and a leverage ratio of 4% or greater and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% and a leverage ratio of less than 4%;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3% and a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of total tangible assets.

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

Basel III Capital Rules
The Basel III capital rules ("Basel III") require well capitalized banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus a capital conservation buffer of 2.5% effectively resulting in a Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Basel III also requires banks to maintain a minimum ratio of Common Equity Tier 1 capital ("CET1") to risk-weighted assets of 4.5%, plus a capital conservation buffer of 2.5%, effectively resulting in a CET1 ratio of 7%. Institutions that do not maintain the required capital buffer would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.

The capital rules also introduces new methodologies for determining risk-weighted assets, including assigning higher risk weightings to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The implementation date of the Basel III rule is January 1, 2015, and the changes set forth in the final rules will be phased in from January 1, 2015 through January 1, 2019. As of December 31, 2014, the Company's capital ratios were significantly above the Basel III minimums for well capitalized banks. We do not expect any material impact to capital ratios as a result of implementing the Basel III final rules.

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

The Gramm-Leach-Bliley Act ("GLBA") and federal bank regulators have made various changes to the Community Reinvestment Act.  Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator.  A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

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

•	Deposit Insurance. The Act makes permanent the $250,000 limit for federal deposit insurance.

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

•
Capital Adequacy. The Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements.  Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis.  These minimum requirements cannot be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010.  These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions.  The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets.  Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013.  Accordingly, the Company's trust preferred securities will continue to qualify as Tier 1 Capital.

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

•	Corporate Governance. The Act includes corporate governance revisions that apply to all public companies, not just financial institutions, including with regard to executive compensation.

12

•
Consumer Financial Protection Bureau. The Act created a new, independent federal agency, the Consumer Financial Protection Bureau (“CFPB”) having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of GLBA and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes.

•
Derivative transactions. The Act and regulations may limit or place significant burdens and compliance and other costs on arranging and participating in certain types of swap and derivative transactions, including requirements for central clearing, exchange trading and transaction reporting for swaps and derivative transactions and new margin requirements for uncleared swaps. Provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations.

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

On January 14, 2014, the five financial regulatory agencies, approved an adjustment to the final rule by allowing banks to keep certain collateralized debt obligations (“CDOs”) acquired before the Volcker Rule was finalized, if the CDO was established before May 2010 and is backed primarily by trust preferred securities issued by banks with less than $15 billion in assets. The final rules were effective April 1, 2014; however, the Federal Reserve Board has extended the conformance period until July 21, 2017. In 2014, the Company sold certain securities in order to conform with the Volcker Rule, and we believe that we are in full compliance with the Rule.

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
A key aspect of our business strategy is our continued growth and expansion.  Our ability to continue to grow depends, in part, is based upon our ability to:

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
The revenue stream from mortgage lending is dependent upon our ability to originate loans. We sold our ownership interest in Southern Trust Mortgage on May 15, 2014, but continue to originate mortgage loans internally as well as through a business arrangement with Southern Trust Mortgage whereby the Bank acts as an investor in purchasing loans originated by the mortgage company. Loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market, higher interest rates and decreased refinancing activity. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect mortgage originations and, consequently, reduce income from mortgage lending activities. Deteriorating economic conditions may also cause home buyers to default on their mortgages.

CFPB regulations could restrict our ability to originate loans.
Pursuant to the Dodd-Frank Act, the CFPB rules requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The rule also contains new disclosure requirements at mortgage loan origination and in monthly statements. These requirements will likely require significant personnel resources and could have a material adverse effect on our operations.

We may incur losses if we are unable to successfully manage interest rate risk.
Our profitability will depend upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities.  Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage and home equity loans in the secondary market.  We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it.  Based on our asset/liability position at December 31, 2014, a rise in interest rates would increase our net interest income slightly in the short term.  Our net interest spread will depend on many factors that are partly or entirely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

New regulations could adversely impact our earnings due to, among other things, increased compliance costs or costs due to noncompliance.
The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including but not limited to:

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

Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the Federal Reserve, adopted final rules (the “Final Rules”) implementing the Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act. The Final Rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community banks, such as Middleburg Bank, have been afforded some relief under the final rules. If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules were effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2017. In 2014, the Company sold certain securities in its portfolio to conform with the Volcker Rule and we believe that we are in full compliance with the Rule.

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
Our directors and executive officers beneficially own approximately 5.00% of our common stock and may purchase additional shares of our common stock by exercising vested stock options.  By voting against a proposal submitted to shareholders, the directors and officers may be able to make approval more difficult for proposals requiring the vote of shareholders such as mergers, share exchanges, asset sales and amendment to the Company’s articles of incorporation.

An inadequate allowance for loan losses would reduce our earnings.
Our earnings are significantly affected by our ability to properly originate, underwrite and service loans.  We maintain an allowance for loan losses based upon many factors, including the following:

•	actual loan loss history;

•	volume, growth, and composition of the loan portfolio;

•	the amount of nonperforming loans and the value of their related collateral;

•	the effect of changes in the local real estate market on collateral values;

•	the effect of current economic conditions on a borrower’s ability to pay; and

•	other factors deemed relevant by management.

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
As a financial institution, we are heavily regulated at the state and federal levels.  As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices.  The Dodd-Frank Act includes significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank.  Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rulemaking and interpretation, we cannot predict the full effect of this legislation on our businesses, financial condition or results of operations.  Among other things, the Dodd-Frank Act and the regulations implemented thereunder limit debit card interchange fees, restrict ownership of covered funds, increase FDIC assessments, impose new requirements on mortgage lending, and establish more stringent capital requirements on bank holding companies.  As a result of these and other provisions in the Dodd-Frank Act, we will experience additional costs, restrictions on allowable investments, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations.

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
Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The ability of our bank subsidiary to pay dividends to us is limited by the bank’s obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on their dividends under federal and state bank regulatory requirements. In September 2014, we increased the dividend to $0.10 per share from $0.07 per share. We cannot be certain as to when, if ever, the dividend may be increased further, nor can we be certain that future reductions of the dividend will not be made.

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

The Basel III rules require us to maintain a capital conservation buffer above well capitalized capital levels. If we fail to maintain the capital conservation buffer, we may be subject to restrictions on discetionary payouts including the payment of dividends.

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

The Company’s corporate headquarters, and that of Middleburg Bank, is located at 111 West Washington Street, Middleburg, Virginia, 20117.  The Company’s subsidiaries own or lease various other offices in the counties and municipalities in which they operate.  At December 31, 2014, Middleburg Bank operated 12 branches in the Virginia communities of Ashburn, Gainesville, Leesburg, Marshall, Middleburg, Purcellville, Reston, Richmond, Warrenton and Williamsburg. All of the offices of Middleburg Trust Company are leased.  Additionally, Middleburg Bank owns an operations center building located at 106 Catoctin Circle, SE, Leesburg, Virginia 20175.  See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 5 “Premises and Equipment, Net” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

All of the Company’s properties are well maintained, are in good operating condition and are adequate for the Company’s present and anticipated future needs.

On February 6, 2015, the Company entered into an agreement to purchase a building for $2.2 million.  The building is located in Richmond, Virginia, and will be used in the operations of the Company.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market under the symbol “MBRG.”  The high and low sale prices per share for the Company’s Common Stock for each quarter of 2014 and 2013, and the amount of cash dividends per share in each quarter, are set forth in the table below.

Market Price and Dividends

		Sales Price ($)		Dividends ($)
		High	Low
2014:
	1st quarter	$19.41	$17.02	$0.07
	2nd quarter	20.79	17.20	0.07
	3rd quarter	20.21	17.07	0.10
	4th quarter	19.32	16.87	0.10
2013:
	1st quarter	$20.56	$17.34	$0.05
	2nd quarter	19.51	16.83	0.05
	3rd quarter	21.39	18.57	0.07
	4th quarter	20.94	18.04	0.07

As of March 6, 2015, the Company had approximately 425 shareholders of record and approximately 2,072 additional beneficial owners of shares of Common Stock.

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

The Company did not repurchase any shares of Common Stock during the fourth quarter of 2014.  On June 16, 1999, the Company adopted a repurchase plan, which authorized management to purchase up to $5 million of the Company’s common stock from time to time.  Subsequently, the plan was amended to authorize management to purchase up to 100,000 shares and to eliminate the $5 million limit.  As of March 6, 2015, the Company has 24,084 shares eligible for repurchase under the plan.

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the NASDAQ Composite Index and the SNL $1B-$5B Bank Index as reported by SNL Financial LC, assuming an investment of $100 in shares of Common Stock on December 31, 2009 and the reinvestment of dividends.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Middleburg Financial Corporation	100.00	120.64	122.18	153.30	158.56	161.23
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data that has been derived from the Company's audited financial statements for each of the periods and at the dates indicated.

	Years Ended December 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Balance Sheet Data:
Assets	$1,222,857	$1,227,753	$1,236,781	$1,192,860	$1,104,487
Loans, net	743,060	715,160	695,166	656,770	644,345
Loans held for sale	—	33,175	82,114	92,514	59,361
Securities	355,042	335,203	326,447	315,359	258,338
Deposits	989,080	982,396	981,900	929,869	890,306
Shareholders’ equity	122,034	115,073	117,122	108,013	99,993
Average shares outstanding, basic	7,106	7,074	7,032	6,975	6,933
Average shares outstanding, diluted	7,127	7,107	7,043	6,977	6,933
Income Statement Data:
Interest income	$43,325	$44,272	$47,023	$48,636	$48,031
Interest expense	5,243	6,567	8,824	10,691	14,175
Net interest income	38,082	37,705	38,199	37,945	33,856
Provision for loan losses	1,960	109	3,438	2,884	12,005
Net Interest income after provision for loan losses	36,122	37,596	34,761	35,061	21,851
Non-interest income	14,600	24,121	29,009	19,527	20,749
Securities gains (losses)	186	418	445	435	(237)
Non-interest expense	41,081	54,041	54,259	49,011	47,251
Income (loss) before income taxes and non-controlling interest in consolidated subsidiary	9,827	8,094	9,956	6,012	(4,888)
Income taxes	2,341	1,931	1,966	1,350	(2,562)
Non-controlling interest in consolidated subsidiary (income) loss	98	(9)	(1,504)	298	(362)
Net income (loss)	7,584	6,154	6,486	4,960	(2,688)
Per Share Data:
Net income (loss), basic	$1.07	$0.87	$0.92	$0.71	$(0.39)
Net income (loss), diluted	1.06	0.87	0.92	0.71	(0.39)
Cash dividends	0.34	0.24	0.20	0.20	0.35
Book value	17.11	15.90	16.15	15.13	14.02
Tangible book value (2)	16.58	15.14	15.30	14.24	13.10
Asset Quality Ratios:
Nonperforming loans to gross loans	1.89%	3.46%	3.92%	4.53%	4.79%
Nonperforming assets to total assets	1.59	2.33	3.05	3.27	3.62
Net charge-offs to average loans	0.46	0.15	0.54	0.49	0.95
Allowance for loan losses to gross loans	1.56	1.83	2.02	2.18	2.27
Selected Ratios:
Return on average assets	0.62%	0.51%	0.54%	0.44%	(0.25)%
Return on average equity	6.40	5.40	5.86	4.87	(2.71)
Dividend payout	32.08	27.60	21.70	28.20	NA
Efficiency ratio (1)	75.10	82.12	73.86	78.57	80.56
Equity to assets (including non-controlling interest in consolidated subsidiary)	9.98	9.37	9.47	9.04	9.05
Tier 1 risk-based capital ratio	15.70	14.64	14.09	13.46	12.80
Total risk-based capital ratio	16.95	15.89	15.35	14.72	14.06
Leverage ratio	9.90	9.43	9.10	8.81	9.02

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

At December 31, 2014, total assets were $1.2 billion, relatively unchanged when compared to December 31, 2013.  Total gross loans increased $26.4 million from $728.5 million at December 31, 2013 to $754.8 million at December 31, 2014.  Total deposits increased $6.7 million or 0.68% to $989.1 million at December 31, 2014 from $982.4 million at December 31, 2013.  Lower cost deposits, including demand checking, interest checking and savings increased $25.7 million or 3.6% from December 31, 2013 to $740.1 million at December 31, 2014.  Higher cost time deposits decreased 7.1% or $19.0 million from December 31, 2013 to $248.9 million at December 31, 2014.  The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, remained unchanged at 3.40% for the years ended December 31, 2014 and 2013. The provision for loan losses increased by $1.9 million for the year ended December 31, 2014 to $2.0 million compared to $109,000 for the same period in 2013. Total non-interest income decreased by $9.8 million for the year ended December 31, 2014, compared to 2013.  The decrease is almost entirely due to the decline in revenue from the gain on sale of residential mortgage loans stemming from the sale of the Company's ownership interest in Southern Trust Mortgage, its mortgage banking subsidiary, on May 15, 2014.  Non-interest expense in 2014 decreased by $13.0 million from 2013 through a combination of expense reductions at the Bank and the sale of the Company's ownership interest in Southern Trust Mortgage on May 15, 2014, which included a significant reduction in salaries and benefits in 2014. The Company remains well capitalized as evidenced by all regulatory capital ratios exceeding the regulatory minimums.

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

Middleburg Bank evaluates various loans individually for impairment as required by applicable accounting standards.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, troubled debt restructurings and other loans selected by management.  The evaluations are based upon discounted cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment with a group of loans that have similar characteristics.

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

The amount of estimated impairment for individually evaluated loans and groups of unimpaired loans is added together for a total estimate of loans losses.  This estimate of losses is compared to the allowance for loan losses of Middleburg Bank as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  Middleburg Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the consolidated financial statements.

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

Results of Operations

The Company had net income for 2014 of $7.6 million, an increase of $1.4 million or 23.2% from 2013. For 2014, the earnings per diluted share were $1.06 compared to earnings per diluted share of $0.87 for 2013.

Return on average assets (“ROA”) measures how effectively the Company employs its assets to produce net income.  The ROA for the Company was 0.62%, 0.51%, and 0.54% for the years ended December 31, 2014, 2013 and 2012, respectively.  Return on average equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total average equity capital invested.  ROE was 6.4%, 5.4%, and 5.9% for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities as of December 31.

	Years Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
Assets:
Securities:
Taxable	$282,198	$7,193	2.55%	$268,954	$6,337	2.36%	$262,991	$6,601	2.51%
Tax-exempt (1)	56,729	3,238	5.71%	66,396	3,870	5.83%	62,363	3,642	5.84%
Total securities	$338,927	$10,431	3.08%	$335,350	$10,207	3.04%	$325,354	$10,243	3.15%
Loans:
Taxable	$741,028	$33,810	4.56%	$755,913	$35,224	4.66%	$755,790	$37,890	5.01%
Tax-exempt (1)	643	34	5.29%	679	37	5.45%	135	8	5.93%
Total loans (3)	$741,671	$33,844	4.56%	$756,592	$35,261	4.66%	$755,925	$37,898	5.01%
Interest-bearing deposits with other institutions	71,275	162	0.23%	56,436	132	0.23%	54,237	124	0.23%
Total earning assets	$1,151,873	$44,437	3.86%	$1,148,378	$45,600	3.97%	$1,135,516	$48,265	4.25%
Less: allowances for loan losses	(12,241)			(13,643)			(14,830)
Total non-earning assets	77,834			80,813			84,279
Total assets	$1,217,466			$1,215,548			$1,204,965
Liabilities:
Interest-bearing deposits:
Checking	$339,996	$651	0.19%	$324,171	$852	0.26%	$322,715	$1,271	0.39%
Regular savings	113,363	212	0.19%	110,210	243	0.22%	105,768	350	0.33%
Money market savings	73,232	139	0.19%	75,899	171	0.23%	64,517	204	0.32%
Time deposits:
$100,000 and over	125,904	1,232	0.98%	139,018	1,671	1.20%	143,687	2,200	1.53%
Under $100,000	129,021	1,655	1.28%	140,230	1,974	1.41%	165,703	2,891	1.74%
Total interest-bearing deposits	$781,516	$3,889	0.50%	$789,528	$4,911	0.62%	$802,390	$6,916	0.86%
Short-term borrowings	—	—	—	3,565	123	3.45%	8,725	392	4.49%
Securities sold under agreements to repurchase	36,899	318	0.86%	35,536	325	0.91%	34,177	332	0.97%
FHLB borrowings and subordinated debt	70,141	1,036	1.48%	86,767	1,208	1.39%	83,654	1,184	1.42%
Federal funds purchased	1	—	—	—	—	—	—	—	—
Total interest-bearing liabilities	$888,557	$5,243	0.59%	$915,396	$6,567	0.72%	$928,947	$8,824	0.95%
Non-interest bearing liabilities
Demand deposits	199,273			175,942			156,057
Other liabilities	11,059			7,356			6,503
Total liabilities	$1,098,889			$1,098,694			$1,091,507
Non-controlling interest in consolidated Subsidiary	—			2,824			2,828
Shareholders’ equity	118,577			114,030			110,630
Total liabilities and Shareholders’ equity	$1,217,466			$1,215,548			$1,204,965
Net interest income (1)		$39,194			$39,033			$39,441
Interest rate spread			3.27%			3.25%			3.30%
Interest expense as a percent of average earning assets			0.46%			0.57%			0.78%
Net interest margin			3.40%			3.40%			3.47%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 365 day year for 2014 and 2013 and a 366 day year for 2012.

(3)	Total average loans include loans on non-accrual status.

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

Net interest income was $38.1 million for the year ended December 31, 2014.  This is an increase of 1.0% over net interest income of $37.7 million for 2013 and a decrease of 0.31% over net interest income of $38.2 million for 2012.  The net interest margin of 3.40% for 2014 was unchanged compared to 2013 and decreased by 7 basis points compared to a net interest margin of 3.47% for 2012. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio.  The tax rate utilized in calculating the tax benefit for each of the reported periods is 34%.  The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

	For the Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
GAAP measures:
Interest Income - Loans	$33,833	$35,248	$37,895
Interest Income - Investments & Other	9,492	9,024	9,128
Interest Expense - Deposits	3,889	4,911	6,916
Interest Expense - Other Borrowings	1,354	1,656	1,908
Total Net Interest Income	$38,082	$37,705	$38,199
Plus:
Non-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	$1,101	$1,315	$1,239
Non-taxable interest income - loans	11	13	3
Total Tax Benefit Realized on Non-Taxable Interest Income	$1,112	$1,328	$1,242
Total Tax Equivalent Net Interest Income	$39,194	$39,033	$39,441

The increase in net interest income for 2014 compared to 2013 was because the decrease in interest expense more than offset lower interest income from earning assets, as a result of a decline in yields on loans and securities. The decrease in net interest income for 2014 compared to 2012 was primarily due to lower interest income on earning assets that could not be fully offset by the decline in interest expense. Interest income and fees from loans and investments decreased 2.1% and 7.9% compared to 2013 and 2012, respectively. The cost of interest bearing liabilities for 2014 decreased to 0.59%, a decline of 13 basis points and 36 basis points relative to 2013 and 2012, respectively.

The yield on the loan portfolio decreased 10 basis points for 2014 to 4.56% compared to 4.66% for 2013 and decreased 45 basis points compared to 5.01% for 2012 as a result of lower yields on newly originated loans as well as the repricing of existing loans at lower rates. On average, the loan portfolio decreased $14.9 million or 2.0% from the year ended December 31, 2013 and decreased $14.3 million or 1.9% compared to 2012. Interest income from loans, on a tax-equivalent basis, decreased $1.4 million or 4.0% from the year ended December 31, 2013 and decreased $4.1 million or 10.7% compared to 2012. The average balance in the securities portfolio increased $3.6 million and $13.6 million compared to 2013 and 2012, respectively. The tax-equivalent yield on the securities was 3.08% at December 31, 2014, an increase of 4 basis points and a decrease of 7 basis points compared to 2013 and 2012, respectively.

The average balance of interest bearing deposit accounts (interest bearing checking, savings and money market accounts) increased to $526.6 million at December 31, 2014, from $510.3 million at December 31, 2013 and $493.0 million at December 31, 2012. These increases were the result of strong growth in both business and retail deposit accounts.   The average balances in total time deposits decreased $24.3 million compared to 2013 and decreased $54.5 million compared to 2012 due to a combination of maturing brokered deposits and run off in organic deposits. The cost of total interest bearing deposits decreased 12 basis points compared to 2013 and decreased 36 basis points compared to 2012. The decline in the cost of total interest bearing deposits was primarily the result of reductions in rates for retail deposits.

During 2014, the Company decreased its average short-term borrowings by $3.6 million from the year ended December 31, 2013 and $8.7 million from the year ended 2012.  The Company decreased average FHLB borrowings by $16.6 million compared to the year ended December 31, 2013 and decreased borrowings by $13.5 million compared to 2012. Total interest expense for 2014 was $5.2 million, a decrease of $1.3 million and $3.6 million compared to 2013 and 2012, respectively. The cost of interest-

bearing liabilities decreased 13 basis points from the year ended December 31, 2013, and decreased 36 basis points from 2012 primarily due to reductions in rates on retail deposits as well as a reduction in wholesale borrowings, including brokered certificates of deposit that matured in 2014.

Management believes that the net interest margin could decline slightly during 2015.  Based on conservative internal interest rate risk models and the assumption of a sustained low rate environment, the Company expects net interest income to trend downward throughout the next 12 months as loans and securities reprice and the decline in funding costs slows.  Targeted growth in earning assets and liability repricing opportunities may not fully mitigate the impact to the Company’s net interest margin.  The Asset/Liability Management Committee continues to focus on various strategies to manage the net interest margin.

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

	Years Ended December 31,
(Dollars in thousands)	2014 vs. 2013 Increase (Decrease) Due to Changes in:			2013 vs. 2012 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$322	$534	$856	$155	$(419)	$(264)
Tax-exempt (1)	(553)	(79)	(632)	235	(7)	228
Loans:
Taxable	(687)	(727)	(1,414)	6	(2,672)	(2,666)
Tax-exempt (1)	(2)	(1)	(3)	29	—	29
Interest bearing deposits with other institutions	34	(4)	30	5	3	8
Total earning assets	$(886)	$(277)	$(1,163)	$430	$(3,095)	$(2,665)
Interest-Bearing Liabilities:
Checking	$44	$(245)	$(201)	$6	$(425)	$(419)
Regular savings	7	(38)	(31)	15	(122)	(107)
Money market savings	(6)	(26)	(32)	52	(85)	(33)
Time deposits:
$100,000 and over	(148)	(291)	(439)	(69)	(460)	(529)
Under $100,000	(151)	(168)	(319)	(406)	(511)	(917)
Total interest-bearing deposits	$(254)	$(768)	(1,022)	$(402)	$(1,603)	(2,005)
Short-term borrowings	(62)	(61)	(123)	(193)	(76)	(269)
Securities sold under agreements to repurchase	14	(21)	(7)	15	(22)	(7)
FHLB borrowings and subordinated debt	(252)	80	(172)	43	(19)	24
Total interest-bearing liabilities	$(554)	$(770)	(1,324)	$(537)	$(1,720)	(2,257)
Change in net interest income	$(332)	$493	$161	$967	$(1,375)	$(408)
(1)           Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses
The Company’s loan loss provision during 2014, 2013 and 2012 was $2.0 million, $109,000 and $3.4 million, respectively.  The increase in provision during 2014 compared to the previous year was due to higher incurred losses on nonperforming loans that were sold during the first and second quarters of 2014. Improved credit quality and a reduction in nonperforming loans contributed to the decline in the provision for loan losses in 2013 compared to 2012. The Company is committed to making loan loss provisions that maintain an allowance that adequately reflects the risk inherent in the loan portfolio.  This commitment is more fully discussed in the “Allowance for Loan Losses” section below.

Non-interest Income
Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income includes fees generated by the commercial and retail banking segment, the wealth management segment and the mortgage banking segment of the Company.  Non-interest income was $14.8 million for the year ended December 31, 2014 compared to $24.5 million for 2013 and $29.5 million for 2012.  The primary reason for the decline in non-interest income for 2014 was the Company's sale of its majority interest in Southern Trust Mortgage during the second quarter of 2014, which resulted in no revenue from the gain on sale of residential mortgage loans in the third and fourth quarter of 2014. The following table depicts the changes in non-interest income:

(Dollars in thousands)	Years Ended December 31,
	2014	2013	2012
Service charges on deposit accounts	$2,422	$2,291	$2,197
Trust services income	4,362	3,970	3,751
Gains on loans held for sale	4,860	15,652	21,014
Gains on securities available for sale, net	186	418	445
Commissions on investment sales	611	470	518
Bank owned life insurance	662	472	459
Gain on sale of majority interest in consolidated subsidiary	24	—	—
Other operating income	1,659	1,266	1,070
Total non-interest income	$14,786	$24,539	$29,454

Revenues and expenses for Southern Trust Mortgage, through May 15, 2014, are reflected in the Company’s consolidated financial statements, with the proportionate share of Southern Trust Mortgage’s income not owned by the Company reported as “Net income (loss) attributable to non-controlling interest”.  Accordingly, gains on loans held for sale and fees on mortgages held for sale of generated by Southern Trust Mortgage were being reported as part of the consolidated non-interest income. The decline in gains on loans held for sale from $21.0 million and $15.7 million in 2012 and 2013, respectively to $4.9 million in 2014, was the result of the Company's sale of its majority interest in Southern Trust Mortgage on May 15, 2014, as noted above.  While gain on sale revenue from Southern Trust Mortgage will not be recurring due to the sale of the Company's majority interest, expenses related to Southern Trust Mortgage will not recur either. For the year ended December 31, 2013, Southern Trust Mortgage originated $729 million in loans compared to $946 million in loans for the year ended 2012, resulting a 25.5% decline in gain on sale revenue.

Income from the wealth management segment is produced by Middleburg Trust Company and Middleburg Investment Services. Middleburg Trust Company produced fees that increased 9.9% to $4.4 million for the year ended December 31, 2014 compared to $4.0 million for the same period in 2013 and increased 16.3% compared to 2012.  Assets under management were $1.87 billion at December 31, 2014, compared to $1.55 billion at December 31, 2013 and $1.49 billion at December 31, 2012. Commissions on investment sales increased to $611,000 for the year ended December 31, 2014, compared to $470,000 for the year ended December 31, 2013 and increased $93,000 compared to 2012. Middleburg Investment Group continues to expand the integration of Middleburg Trust Company and Middleburg Investment Services into a focused wealth management program for all of the Company’s clients.  Wealth management services are available at each of the Company's financial service centers.

Other operating income increased by $393,000 to $1.7 million for the year ended December 31, 2014, compared to the same period in 2013 and increased $589,000 compared to 2012.  These increases are primarily the result of income received from a large recovery in the first quarter of 2014 related to a previously charged-off loan.

Non-interest Expense
Non-interest expense decreased to $41.1 million for the year ended December 31, 2014, compared to $54.0 million for 2013 and $54.3 million for 2012.  Non-interest expense as a percentage of total average assets was 3.4%, 4.4% and 4.5% for the years ended December 31, 2014, 2013 and 2012, respectively. The primary reason for the decline in non-interest expense for 2014 was the Company's sale of its majority interest in Southern Trust Mortgage during the second quarter of 2014. Expenses attributable to Southern Trust Mortgage were consolidated in the Company's financial statements through the date of sale. The following table depicts the changes in non-interest expense:

(Dollars in thousands)	Years Ended December 31,
	2014	2013	2012
Salaries and employee benefits	$22,601	$30,627	$30,417
Occupancy and equipment	6,177	7,269	7,050
Advertising	365	1,457	2,034
Computer operations	1,893	1,860	1,572
Other real estate owned	256	1,455	2,721
Other taxes	849	751	813
Federal deposit insurance	899	822	1,050
Goodwill impairment	—	500	—
Other operating expenses	8,041	9,300	8,602
Total non-interest expense	$41,081	$54,041	$54,259

Salaries and employee benefits decreased $8.0 million to $22.6 million when comparing the year ended December 31, 2014 to 2013, and decreased 25.7% when compared to 2012. These decreases were primarily the result of the sale of the Company's majority interest in Southern Trust Mortgage in the second quarter of 2014 and staff reductions at the bank.

Occupancy and equipment expenses decreased 15.0% to $6.2 million for the year ended December 31, 2014, compared to $7.3 million for the same period in 2013 and decreased 12.4% compared to 2012.  The primary reason for the lower expenses in this category was the sale of Southern Trust Mortgage in the second quarter of 2014, as noted above.

Advertising expense decreased 74.9% in 2014 to $365,000 compared to $1.5 million in 2013 and decreased 82.1% compared to 2012.   The decrease in advertising expenses in 2014 was largely due to the Company streamlining its advertising campaigns and product marketing.

Computer operations expense increased slightly by 1.8% for the year ended December 31, 2014 and 20.4% when compared to 2012. The primary reasons for the increase in expenses from 2012 to 2014 were due to additional expenses related to a new anti-money laundering monitoring and tracking software and continued increases in expenses related to our on-line banking products.

Expenses relating to other real estate owned (OREO) decreased by 82.4% to $256,000 for the year ended December 31, 2014 compared to $1.5 million for the year ended December 31, 2013 and decreased 90.6% compared to 2012. Changes in the level of OREO related expenses are determined by the volume of OREO properties recorded during the periods, valuation allowance adjustments related to estimated selling costs of new properties recorded and adjustments based on fair value of existing properties, the condition and maintenance of properties held during the periods and gains and losses incurred on the sale of properties. OREO properties recorded and proceeds from the sale of OREO sold were $4.4 million and $2.7 million, respectively during 2014 compared to $2.4 million and $7.6 million, respectively, for 2013 and $8.5 million and $5.3 million, respectively, for 2012. OREO valuation adjustments were ($3,000), $235,000 and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Losses from OREO sales were $14,000 and $747,000 for the years ended December 31, 2014 and 2013, respectively. Gains from OREO sales were $125,000 for the year ended December 31, 2012.

Income Taxes
Reported income tax expense was $2.3 million for the year ended December 31, 2014, compared to income tax expense of $1.9 million for the year ended December 31, 2013 and $2.0 million for the year ended December 31, 2012. The effective tax rate was 23.8%, 23.9%, and 19.7% for 2014, 2013 and 2012, respectively. Note 10 of the Company’s consolidated financial statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and the Company’s actual income tax expense.

Summary of Financial Results by Quarter
The following table summarizes the major components of the Company’s results of operations for each quarter of the last three fiscal years.

	2014 Quarter Ended
(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
Net interest income	$9,711	$9,510	$9,545	$9,315
Net interest income after provision for loan losses	8,823	9,438	8,995	8,865
Other income	5,818	4,207	2,268	2,306
Net securities gains	63	66	12	45
Other expense	12,135	11,131	8,391	9,424
Income before income taxes	2,569	2,580	2,884	1,792
Net income	1,820	1,913	2,121	1,630
Net (income) loss attributable to non-controlling interest	157	(58)	—	—
Net income attributable to Middleburg Financial Corporation	1,977	1,855	2,121	1,630
Diluted earnings per common share	$0.28	$0.26	$0.30	$0.23
Dividends per common share	0.07	0.07	0.10	0.10

	2013 Quarter Ended
(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
Net interest income	$9,435	$9,341	$9,320	$9,609
Net interest income after provision for loan losses	9,623	9,157	9,317	9,499
Other income	5,881	6,754	6,105	5,381
Net securities gains (losses)	47	326	23	22
Other expense	13,928	13,108	13,305	13,700
Income before income taxes	1,623	3,129	2,140	1,202
Net income	1,260	2,355	1,649	899
Net (income) loss attributable to non-controlling interest	67	(262)	(38)	224
Net income attributable to Middleburg Financial Corporation	1,327	2,093	1,611	1,123
Diluted earnings per common share	$0.19	$0.29	$0.23	$0.16
Dividends per common share	0.05	0.05	0.07	0.07

	2012 Quarter Ended
(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
Net interest income	$9,771	$9,658	$9,217	$9,553
Net interest income after provision for loan losses	8,979	8,928	8,582	8,272
Other income	5,844	7,023	8,154	7,988
Net securities gains and impairment losses	140	148	164	(7)
Other expense	13,314	13,311	13,836	13,798
Income before income taxes	1,649	2,788	3,064	2,455
Net income	1,233	2,190	2,499	2,068
Net (income) loss attributable to non-controlling interest	349	(421)	(785)	(647)
Net income attributable to Middleburg Financial Corporation	1,582	1,769	1,714	1,421
Diluted earnings per common share	$0.23	$0.25	$0.24	$0.20
Dividends per common share	0.05	0.05	0.05	0.05

Financial Condition

The Company’s total assets were $1.2 billion at December 31, 2014, relatively unchanged compared to December 31, 2013.  Securities increased $21.3 million or 6.5% from 2013 to 2014.  Net loans increased by $27.9 million or 3.9% from 2013 to 2014.  Total liabilities were $1.1 billion as of December 31, 2014, relatively unchanged compared to December 31, 2013.  Total shareholders’ equity, excluding the non-controlling interest in consolidated subsidiary, at year end 2014 and 2013 was $122.0 million and $112.6 million, respectively.

Loans
The Company’s loan portfolio totaled 65.5% of average earning assets with a tax equivalent yield of 4.56% at December 31, 2014. Nonaccrual loans and loans past due more than 90 days and still accruing was 1.3% of average loans at December 31, 2014.  The Company is focused on originating and maintaining high credit quality loans and diversification as a means of increasing earnings.

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Real estate loans:
Construction	$33,050	$36,025	$50,218	$42,208	$68,110
Secured by farmland	19,708	16,578	11,876	10,047	11,532
Secured by 1-4 family residential	265,216	273,384	260,620	236,760	242,620
Other real estate loans	255,236	260,333	254,930	275,428	268,262
Commercial loans	163,269	129,554	118,573	94,427	56,385
Consumer loans	18,367	12,606	13,260	12,523	12,403
Total gross loans	754,846	728,480	709,477	671,393	659,312
Less allowance for loan losses	11,786	13,320	14,311	14,623	14,967
Net loans	$743,060	$715,160	$695,166	$656,770	$644,345

Changes in the loan portfolio at December 31, 2014 compared to December 31, 2013 were as follows:

•	Total loans were $754.8 million, an increase of 3.6% from $728.5 million.

•
Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans.  These loans represented 4.4% of total loans, a decrease of approximately $2.9 million from $36.0 million to $33.1 million.

•	Loans secured by farmland increased $3.1 million from $16.6 million to $19.7 million.

•	Loans secured by 1-4 family residential real estate represented 35.1% of total loans, a decrease of $8.2 million.

•
Other real estate loans are typically non-farm, non-residential real estate loans which are, in most cases, owner-occupied commercial buildings.  Other real estate loans represented 33.8% of total loans, a decrease of $5.1 million.

•
Commercial loans, which consist of secured and unsecured loans to small businesses, increased by $33.7 million. The increase included a reclassification of $8.6 million, previously in mortgage loans held for sale, into a single loan made to Southern Trust Mortgage and was necessitated by the Company's sale of its majority interest in Southern Trust Mortgage during the second quarter of 2014.

•	Consumer loans increased 45.7% from $12.6 million to $18.4 million.

Consistent with its focus on providing community-based financial services, the Company generally does not extend loans outside its principal market area.  The Company’s market area for its lending services encompasses Fairfax, Fauquier and Loudoun and Prince William counties, as well as, the Town of Williamsburg and the City of Richmond where it operates full service financial centers.

At December 31, 2014, the Company had no concentration of loans in any one industry in excess of 25% of its total loan portfolio.  However, because of the nature of the Company’s market, loan collateral is predominantly real estate.

The following table reflects the remaining maturity distribution of selected loan categories at December 31, 2014:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate Construction
Within 1 year	$17,329	$20,188
Variable Rate:
1-5 years	22,493	4,138
After 5 years	33,457	—
Total	55,950	4,138
Fixed Rate:
1-5 years	18,001	7,345
After 5 years	71,989	1,379
Total	$89,990	$8,724
Total Maturities	$163,269	$33,050

Asset Quality
The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio.  These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and the adequacy of the allowance for loan losses.  There were $19.5 million in total nonperforming assets, which consist of loans more than 90 days past due and still accruing, nonaccrual loans, restructured loans and foreclosed and repossessed property at December 31, 2014.  This is a decrease of $9.2 million when compared to the December 31, 2013 balance of $28.7 million.  Other real estate owned increased 18.3% to $4.1 million at December 31, 2014, compared to $3.4 million at December 31, 2013.  Loans more than 90 days past due and still accruing were $30,000 at December 31, 2014 compared to $808,000 at December 31, 2013.

During 2014, the Company sold $6.6 million in portfolio loans on a non-recourse basis. Of this amount, $5.9 million were on nonaccrual status and $6.3 million were classified as TDRs. Specific reserves associated with these loans totaled $655,000.

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

The table below summarizes nonperforming assets at December 31 of each of the past five years.

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans	$9,944	$19,752	$21,664	$25,346	$29,386
Restructured loans (1)	4,295	4,674	5,132	3,853	1,254
Accruing loans greater than 90 days past due	30	808	1,044	1,233	909
Total nonperforming loans	$14,269	$25,234	$27,840	$30,432	$31,549
Other real estate owned	4,051	3,424	9,929	8,535	8,394
Repossessed Assets	1,132	—	—	—	—
Total nonperforming assets	$19,452	$28,658	$37,769	$38,967	$39,943

Allowance for loan losses	$11,786	$13,320	$14,311	$14,623	$14,967

Nonperforming loans to gross loans	1.89%	3.46%	3.92%	4.53%	4.79%
Allowance for loan losses to nonperforming loans	82.60%	52.79%	51.40%	48.05%	47.44%
Nonperforming assets to total assets	1.59%	2.33%	3.05%	3.27%	3.62%
(1) Amount reflects restructured loans that are not included in nonaccrual loans.

Nonperforming loans decreased $11.0 million, or 43.5%, from December 31, 2013 to December 31, 2014 while the allowance for loan losses balance decreased $1.5 million, or 11.5%, during the same period. Specific reserves on impaired loans decreased by $2.0 million or 42.7%.

Also included in nonperforming loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at December 31, 2014 was $6.9 million of which $2.6 million were included in the Company’s nonaccrual loan totals at that date and $4.3 million represented loans performing as agreed to the restructured terms. This compares with $15.6 million in total TDRs at December 31, 2013, a decrease of $8.7 million or 55.8%.  The amount of the valuation allowance related to TDRs was $517,000 and $2.8 million as of December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company modified 5 loans considered TDRs, which totaled $1.3 million, compared to the modification of 23 loans considered TDRs, which totaled $5.2 million during 2013. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2014.

The Company requires six timely consecutive monthly payments be made and future payments reasonably assured, before a restructured loan that has been placed on nonaccrual can be returned to accrual status.  The Company does not utilize formal modification programs or packages when loans are considered for restructuring.  Any loan restructuring is based on the borrower’s circumstances and may include modifications to more than one of the terms and conditions of the loan.

The Company has not performed any commercial real estate or other type of loan workout whereby the existing loan would have been structured into multiple new loans.

The allowance for loan losses was 82.6% of nonperforming loans at December 31, 2014 and 52.8% at December 31, 2013. This increase is result of the disposition of nonperforming loans and additional specific reserves allocated to impaired loans. The allowance for loan losses was 51.4% of nonperforming loans at December 31, 2012. Management evaluates nonperforming loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

Allowance For Loan Losses
The allowance for loan losses was 1.56% and 1.83% of gross loans at December 31, 2014 and 2013, respectively. The primary reason for the decline in the allowance for loan losses was the disposition of non performing loans in the first and second quarters of 2014. For a discussion of the Company’s accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses”.

The following table depicts the transactions, in summary form, related to the allowance for loan losses in each year presented:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance, beginning of year	$13,320	$14,311	$14,623	$14,967	$9,185
Adjustment for the sale of majority interest in consolidated subsidiary	$(95)	$—	$—	$—	$—
Provision for loan losses	$1,960	$109	$3,438	$2,884	$12,005
Charge-offs:
Real estate loans:
Construction	$1,186	$394	$2,152	$467	$1,226
Secured by 1-4 family residential	1,380	785	893	2,062	3,256
Other real estate loans	747	97	760	438	460
Commercial loans	959	75	394	180	942
Consumer loans	36	30	72	318	500
Total charge-offs	$4,308	$1,381	$4,271	$3,465	$6,384
Recoveries:
Real estate loans:
Construction	$258	$68	$2	$29	$—
Secured by 1-4 family residential	342	140	388	41	37
Other real estate loans	110	37	86	98	4
Commercial loans	104	9	12	41	68
Consumer loans	95	27	33	28	52
Total recoveries	$909	$281	$521	$237	$161
Net charge-offs	$3,399	$1,100	$3,750	$3,228	$6,223
Balance, end of year	$11,786	$13,320	$14,311	$14,623	$14,967

Allowance for loan losses to gross loans	1.56%	1.83%	2.02%	2.18%	2.27%
Net charge-offs to average loans	0.46%	0.15%	0.54%	0.49%	0.95%
The allocation of the allowance (dollars in thousands) at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans were:

	Real Estate Construction		Real Estate Secured by Farmland		1-4 Family Residential		Other Real Estate Loans		Commercial		Consumer
	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans
2014	$550	4.4%	$179	2.6%	$3,966	35.1%	$3,916	33.8%	$2,354	21.6%	$821	2.5%
2013	847	5.0	166	2.3	6,734	37.5	3,506	35.7	1,890	17.8	177	1.7
2012	1,258	7.1	135	1.7	6,276	36.7	4,348	35.9	2,098	16.8	196	1.8
2011	897	6.3	110	1.5	7,465	35.3	4,385	41.0	1,621	14.1	145	1.8
2010	4,684	10.3	107	1.7	3,965	36.8	4,771	40.7	1,055	8.6	385	1.9

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

Securities
The Company manages its investment securities portfolio consistent with established policies that include guidelines for earnings, rate sensitivity, liquidity and pledging needs.  The Company holds bonds issued by the Commonwealth of Virginia and its political subdivisions with an aggregate market value of $28.1 million at December 31, 2014.  The aggregate holdings of these bonds approximate 23.1% of the Company’s shareholders’ equity.

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

The carrying value of the securities portfolio was $349.8 million at December 31, 2014, an increase of $21.3 million or 6.5% from the carrying value of $328.4 million at December 31, 2013.  The unrealized gains and losses on the AFS securities were $8.1 million and $2.0 million at December 31, 2014, respectively.

The securities portfolio represented approximately 30.4%, 28.6%, and 28.1% of the average earning assets of the Company at December 31, 2014, 2013 and 2012, respectively.   The carrying values of securities available for sale at the dates indicated were:

Available for Sale	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
U.S. government agency securities	$41,397	$21,339	$15,822
Obligations of states and political subdivisions	57,740	67,238	78,300
Mortgage-backed securities	201,336	189,944	182,522
Other securities	47,790	49,902	42,813
	$348,263	$328,423	$319,457

The carrying values of securities held to maturity at the dates indicated were:

Held to Maturity	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Obligations of states and political subdivisions	$1,500	$—	—
	$1,500	$—	$—

For the periods represented above, there were no losses related to other-than-temporary impairment (OTTI).

Securities with maturities greater than five years totaled $294.6 million, of which $200.2 million or 67.9% were mortgage-backed securities with a weighted average yield of 3.08%.  For that reason, the portfolio is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk.  Through the asset/liability process, the Company considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time. The Company holds in its securities portfolio investments that adjust or float according to changes in benchmark rates such as the London InterBank Offered Rate ("LIBOR").  These holdings are not considered speculative but instead necessary for good asset/liability management. The following table describes the maturity distribution and yields of the Company's securities portfolio, on a tax equivalent basis, at December 31, 2014. This table excludes Federal Reserve Stock of $1.7 million and Federal Home Loan Bank Stock of $3.6 million.

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years and Equities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale
U.S. government agencies	$1,637	1.56%	$14,958	2.96%	$22,477	3.24%	$2,325	3.24%	$41,397	3.08%
Mortgage-backed securities	—	—%	1,181	4.62%	6,230	2.80%	193,925	3.35%	201,336	3.34%
Other (2)	556	3.04%	9,955	3.90%	14,582	2.20%	28,629	4.00%	53,722	3.14%
Total taxable	$2,193	2.53%	$26,094	3.84%	$43,289	2.54%	$224,879	3.17%	$296,455	3.12%
Tax-exempt securities (1)	1,645	4.05%	25,193	3.72%	8,852	3.58%	16,118	3.75%	51,808	3.72%
Total securities available for sale	$3,838	3.18%	$51,287	3.82%	$52,141	2.83%	$240,997	3.25%	$348,263	3.21%
Securities held to maturity
Tax-exempt securities (1)	$—	—%	$—	—%	$—	—%	$1,500	4.39%	$1,500	4.39%
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$1,500	2.70%	$1,500	2.70%

(1)	Yields on tax-exempt securities, which includes tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis assuming a federal tax rate of 34%.

(2)	Includes corporate bonds, equity securities, asset-backed securities and taxable obligations of states and political subdivisions.

Goodwill
As of December 31, 2014, the Company recognized one consolidated subsidiary, Middleburg Investment Group ("MIG"), for the purpose of goodwill evaluation and reporting.   MIG is the parent company of Middleburg Trust Company.  The following table shows the allocation of goodwill and the percentage by which the fair value, as of December 31, 2014 (the most recent fair value evaluation date), exceeded the carrying value as of that date:

(Dollars in thousands)
Reporting Unit	Carrying Value Of Goodwill	Carrying Value of Reporting Unit (1)		Estimated Fair Value of Reporting Unit	Excess Fair Value
MIG	$3,421	5,865	(1)	6,136	4.62%
Total	$3,421	$5,865		$6,136	4.62%
(1)    Includes $386,000 of amortizing intangible assets.

Based on the results of the Company's impairment evaluation of goodwill, the estimated fair value of MIG exceeds the carrying value as of December 31, 2014, therefore no goodwill impairment charge was recorded.

As of December 31, 2013, the Company recognized Southern Trust Mortgage for the purpose of goodwill evaluation and reporting and determined the carrying value exceeded its fair value by approximately $500,000. Therefore, a goodwill impairment charge was recorded for $500,000 as of December 31, 2013. On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage and on this date the related goodwill was eliminated.

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

The following table is a summary of average deposits and average rates paid on those deposits:

	Years Ended December 31,
	2014		2013		2012
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing deposits	199,273		$175,942		$156,057
Interest-bearing deposits:
Checking	$339,996	0.19%	324,171	0.26%	322,715	0.39%
Regular savings	113,363	0.19%	110,210	0.22%	105,768	0.33%
Money market savings	73,232	0.19%	75,899	0.23%	64,517	0.32%
Time deposits:
$ 100,000 and over	125,904	0.98%	139,018	1.20%	143,687	1.53%
Under $ 100,000	129,021	1.28%	140,230	1.41%	165,703	1.74%
Total interest-bearing deposits	$781,516	0.50%	$789,528	0.62%	$802,390	0.86%
Total	$980,789		$965,470		$958,447

Average total deposits decreased 1.6% during 2014, 0.7% during 2013 and 7.6% during 2012.  At December 31, 2014, the average balance of non-interest bearing deposits increased 13.3% and 27.7% compared to December 31, 2013 and 2012, respectively.

The Company will continue to focus on core deposit growth as the primary source of liquidity and stability.  The Company offers individuals and small to medium-sized businesses a variety of deposit accounts, including demand and interest checking, money market, savings and time deposit accounts.  The Company also had $48.7 million in brokered deposits as of December 31, 2014 compared to $61.0 million in brokered deposits as of December 31, 2013. This is reflected in the balance of total time deposits.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2014:

Within three months	Three to six months	Six to twelve months	Over one year	Total	Percent of total deposits
(Dollars in thousands)
$16,243	$28,273	$27,130	$67,187	$138,833	14.0%

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

A summary of the Company’s exposure to off-balance sheet risk as of December 31, 2014 and 2013 is as follows:

(Dollars in thousands)	2014	2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$143,012	$116,528
Standby letters of credit	3,617	2,849

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

As of December 31, 2014, the Company had cash flow hedges on its balance sheet as well as derivative financial instruments that have not been designated as hedging instruments.  The derivatives are reported at their fair values as of each balance sheet date. For designated cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized on the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings as are changes in market value of derivatives not designated as hedging instruments.

Information concerning each of the Company's categories of derivatives as of December 31, 2014 and 2013 is presented in Note 24 to the consolidated financial statements.

A summary of the Company’s contractual obligations at December 31, 2014 is as follows:

(Dollars in thousands)	Payment due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Time deposits	$248,938	$114,838	$128,563	$5,537	$—
Securities sold under agreements to repurchase	38,551	38,551	—	—	—
Federal Home Loan Bank borrowings	55,000	50,000	5,000	—	—
Operating leases	24,248	2,011	4,769	1,514	15,954
Subordinated notes	5,155	—	—	—	5,155
Total Obligations	$371,892	$205,400	$138,332	$7,051	$21,109

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

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks.  The regulatory capital standards categorize assets and off-balance sheet items into four categories that weigh balance sheet assets according to risk, requiring more capital for holding higher risk assets.  The minimum ratio of qualifying total capital to risk-weighted assets is 8.0%, of which at least 4.0% must be Tier 1 capital, composed of common equity and retained earnings.  The Company had a ratio of total capital to risk-weighted assets of 17.0% and 15.9% at December 31, 2014 and 2013, respectively.  The ratio of Tier 1 capital to risk-weighted assets was 15.7% and 14.6% at December 31, 2014 and 2013, respectively.  The Company’s leverage ratio was 9.9% at December 31, 2014 compared to 9.4% at December 31, 2013. These ratios include the trust-preferred securities in Tier 1 capital for regulatory capital adequacy determination purposes. These ratios exceed the minimum capital requirements adopted by the federal banking regulatory agencies.

Regulatory capital levels for the Company meet those established for well-capitalized institutions. While we are currently considered well-capitalized, we may from time-to-time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

As of December 31, 2014, the Company's capital ratios were also significantly above the Basel III minimums for well capitalized banks. We do not expect any material impact to capital ratios as a result of implementing the Basel III final rules.

Shareholders' equity was $122.0 million at year end 2014 compared with $112.6 million at year end 2013. During 2014, the Company declared common stock dividends of $0.34 per share, compared to $0.24 per share in 2013 and $0.20 per share in 2012. The dividend payout ratio, based on net income available to common shareholders, was 32.1% in 2014, 27.6% in 2013 and 21.7% in 2012.

The primary source of funds for dividends paid by the Company to its shareholders is the dividends received from its subsidiaries.  Federal regulatory agencies impose certain restrictions on the payment of dividends and the transfer of assets from the banking subsidiaries to the holding company.  Historically, these restrictions have not had an adverse impact on the Company’s dividend policy.

Short-term Borrowings

The Company has various unused lines of credit available from certain correspondent banks in the aggregate amount of $24.0 million and a borrowing capacity of $35.8 million with the Federal Reserve Bank of Richmond.  These lines of credit, which bear interest at prevailing market rates, permit the Company to borrow funds in the overnight market, and are renewable annually subject to certain conditions.  All repurchase agreements entered into by the Company are accounted for as collateralized financings.  No repurchase agreements are accounted for as sales.

The following table shows the distribution of the Company’s short-term borrowings at the end of each of the last three years.

(Dollars in thousands)	Securities sold under agreements to repurchase	Short-term borrowings
At December 31:
2014	$38,551	$—
2013	34,539	—
2012	33,975	11,873
Weighted-average interest rate at year-end:
2014	0.80%	—%
2013	0.90	3.14
2012	0.90	5.00
Maximum amount outstanding at any month's end:
2014	$43,989	$—
2013	41,684	—
2012	38,949	17,656
Average amount outstanding during the year:
2014	$37,035	$—
2013	36,227	—
2012	34,177	8,725
Weighted-average interest rate during the year:
2014	0.86%	—%
2013	0.91	3.45
2012	0.97	4.49

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $24.0 million, none of which were outstanding at December 31, 2014.  Middleburg Bank is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  Available borrowing capacity from this source at December 31, 2014 was $35.8 million.  At December 31, 2014 and 2013, Middleburg Bank had $26.3 million and $22.1 million, respectively, of outstanding borrowings pursuant to securities sold under agreements to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.  At December 31, 2014 and 2013, the Company had $12.2 million and $12.4 million, respectively, of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions with remaining maturities of greater than one year.

As of December 31, 2014, Middleburg Bank had remaining credit availability in the amount of $305.5 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.

At December 31, 2014, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments and unencumbered securities available for sale were 29.6% of total deposits and liabilities.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis during the fiscal years of 2014 and 2013 as compared to the 20% Board-approved policy limit.

Estimated Net Interest Income Sensitivity
Rate Change	December 31, 2014	December 31, 2013
+ 200 bps	4.3%	2.7%
- 200 bps	(14.8)%	(11.6)%

At the end of 2014, the Company’s interest rate risk model indicated that in a rate environment of an immediate 200 basis points increase, net interest income could increase by 4.3% over a 12-month period.  For the same time period, the interest rate risk model indicated that, in a rate environment of an immediate 200 basis points decrease, net interest income could decrease by 14.8% over a 12-month period.  Down rate scenarios were not meaningful in the interest rate environment that prevailed as of December 31, 2014. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2014 and 2013;

•	Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012;

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012; and

•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and there has been no change in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to effect the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for the preparation, integrity and fair presentation of the Company’s financial statements for the year ended December 31, 2014.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2014.  This assessment was based on criteria for effective internal control over financial reporting as described in “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2014.  Management’s assessment did not determine any material weakness within the Company’s internal control structure.

The financial statements for the year ended December 31, 2014 have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C.  Personnel from that firm were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors – Nominees for Election for Terms Expiring in 2015” and “ – Executive Officers Who Are Not Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “– Code of Ethics” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Corporate Governance and the Board of Directors – Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership – Security Ownership of Management” and “– Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Equity Compensation Plans” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G (3) of Form 10-K, the information contained under the heading “Executive Compensation – Transactions with Management” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Audit Information – Fees of Independent Public Accountants” and “Pre-Approval Policies” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(3).	Exhibits:

42

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

3.3
Bylaws of the Company (restated in electronic format as of January 22, 2014), attached as Exhibit 3.3 to the Company's annual report on Form 10-K for the period ended December 31, 2013, incorporated herein by reference.

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

Second Amendment to Stock Purchase Agreement, dated April 28, 2014, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 30, 2014, incorporated herein by reference.

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
101
The following materials from the Middleburg Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.)

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

MIDDLEBURG FINANCIAL CORPORATION

Date:	March 13, 2015	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date:	March 13, 2015	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

Date:	March 13, 2015	By:	/s/ Tammy P. Frazier
Tammy P. Frazier
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph L. Boling*	Chairman of the Board and Director	March 13, 2015
Joseph L. Boling
/s/ Gary R. Shook	Chief Executive Officer and President	March 13, 2015
Gary R. Shook	(Principal Executive Officer)
/s/ Raj Mehra	Executive Vice President and Chief Financial Officer	March 13, 2015
Raj Mehra	(Principal Financial Officer)
/s/ Tammy P. Frazier	Senior Vice President and Chief Accounting Officer	March 13, 2015
Tammy P. Frazier	(Principal Accounting Officer)
/s/ Howard M. Armfield*	Director	March 13, 2015
Howard M. Armfield
/s/ Henry F. Atherton, III*	Director	March 13, 2015
Henry F. Atherton, III
/s/ Childs F. Burden*	Director	March 13, 2015
Childs F. Burden
/s/ John Rust*	Director	March 13, 2015
John Rust
/s/ Alexander G. Green, III*	Director	March 13, 2015
Alexander G. Green, III

/s/ Gary D. LeClair*	Director	March 13, 2015
Gary D. LeClair
/s/ John C. Lee, IV*	Director	March 13, 2015
John C. Lee, IV
/s/ Keith W. Meurlin*	Director	March 13, 2015
Keith W. Meurlin
/s/ Janet A. Neuharth*	Director	March 13, 2015
Janet A. Neuharth
/s/ Mary Leigh McDaniel*	Director	March 13, 2015
Mary Leigh McDaniel

*          Tammy P. Frazier, by signing her name hereto, signs this document on behalf of each of the persons indicated by an asterisk above pursuant to the powers of attorney duly executed by such persons and filed with the SEC as Exhibit 24.1 to this Annual Report on Form 10-K.
/s/ Tammy P. Frazier
Tammy P. Frazier        March 13, 2015

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

3.3
Bylaws of the Company (restated in electronic format as of January 22, 2014), attached as Exhibit 3.3 to the Company's annual report on Form 10-K for the period ended December 31, 2013, incorporated herein by reference.

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

Second Amendment to Stock Purchase Agreement, dated April 28, 2014, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 30, 2014, incorporated herein by reference.

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

101
The following materials from the Middleburg Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Middleburg, Virginia

FINANCIAL REPORT

DECEMBER 31, 2014

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited Middleburg Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Middleburg Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Middleburg Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Middleburg Financial Corporation and subsidiaries, and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 13, 2015

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
	December 31,
	2014	2013
ASSETS
Cash and due from banks	$7,396	$6,648
Interest bearing deposits with other banks	47,626	60,695
Total cash and cash equivalents	55,022	67,343
Securities held to maturity, fair value of $1,397 and $0, respectively	1,500	—
Securities available for sale, at fair value	348,263	328,423
Loans held for sale, net	—	33,175
Restricted securities, at cost	5,279	6,780
Loans, net of allowance for loan losses of $11,786 and $13,320, respectively	743,060	715,160
Premises and equipment, net	18,104	20,017
Goodwill and identified intangibles, net	3,807	5,346
Other real estate owned, net of valuation allowance of $755 and $398, respectively	4,051	3,424
Bank owned life insurance	22,617	21,955
Accrued interest receivable and other assets	21,154	26,130
TOTAL ASSETS	$1,222,857	$1,227,753
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$216,912	$185,577
Savings and interest bearing demand deposits	523,230	528,879
Time deposits	248,938	267,940
Total deposits	989,080	982,396
Securities sold under agreements to repurchase	38,551	34,539
Federal Home Loan Bank borrowings	55,000	80,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	13,037	10,590
TOTAL LIABILITIES	1,100,823	1,112,680
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized; 7,131,643 and 7,080,591 issued and outstanding, respectively)	17,494	17,403
Capital surplus	44,892	44,251
Retained earnings	55,854	50,689
Accumulated other comprehensive income	3,794	232
Total Middleburg Financial Corporation shareholders' equity	122,034	112,575
Non-controlling interest in consolidated subsidiary	—	2,498
TOTAL SHAREHOLDERS' EQUITY	122,034	115,073
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,222,857	$1,227,753

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
	Years Ended December 31,
	2014	2013	2012
INTEREST INCOME
Interest and fees on loans	$33,833	$35,248	$37,895
Interest and dividends on securities
Taxable	6,900	6,105	6,408
Tax-exempt	2,137	2,555	2,403
Dividends	293	232	193
Interest on deposits with other banks and federal funds sold	162	132	124
Total interest and dividend income	43,325	44,272	47,023
INTEREST EXPENSE
Interest on deposits	3,889	4,911	6,916
Interest on securities sold under agreements to repurchase	318	325	332
Interest on short-term borrowings	—	123	392
Interest on FHLB borrowings and other debt	1,036	1,208	1,184
Total interest expense	5,243	6,567	8,824
NET INTEREST INCOME	38,082	37,705	38,199
Provision for loan losses	1,960	109	3,438
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,122	37,596	34,761
NON-INTEREST INCOME
Service charges on deposit accounts	2,422	2,291	2,197
Trust services income	4,362	3,970	3,751
Gains on sales of loans held for sale	4,860	15,652	21,014
Gains on sales of securities available for sale, net	186	418	445
Total other-than-temporary impairment losses	—	—	(46)
Portion of loss recognized in other comprehensive income	—	—	46
Net impairment losses	—	—	—
Commissions on investment sales	611	470	518
Bank owned life insurance	662	472	459
Gain on sale of majority interest in consolidated subsidiary	24	—	—
Other operating income	1,659	1,266	1,070
Total non-interest income	14,786	24,539	29,454
NON-INTEREST EXPENSE
Salaries and employee benefits	22,601	30,627	30,417
Occupancy and equipment	6,177	7,269	7,050
Advertising	365	1,457	2,034
Computer operations	1,893	1,860	1,572
Other real estate owned	256	1,455	2,721
Other taxes	849	751	813
Federal deposit insurance	899	822	1,050
Goodwill impairment	—	500	—
Other operating expenses	8,041	9,300	8,602
Total non-interest expense	41,081	54,041	54,259
Income before income taxes	9,827	8,094	9,956
Income tax expense	2,341	1,931	1,966
NET INCOME	7,486	6,163	7,990
Net (income) loss attributable to non-controlling interest	98	(9)	(1,504)
Net income attributable to Middleburg Financial Corporation	$7,584	$6,154	$6,486

Earnings per share:
Basic	$1.07	$0.87	$0.92
Diluted	$1.06	$0.87	$0.92

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
	Years Ended December 31,
	2014	2013	2012

Net income	$7,486	$6,163	$7,990
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax of ($1,979), $3,212, and ($1,511), respectively	3,841	(6,234)	2,932
Reclassification adjustment for gains included in net income, net of tax of $63, $142, and $151, respectively	(123)	(276)	(294)
Unrealized gain (loss) on interest rate swap, net of tax of $82, ($142), and $50, respectively	(160)	275	(97)
Reclassification adjustment for loss on interest rate swap ineffectiveness included in net income, net of tax of ($2) for 2014	4	—	—
Total other comprehensive income (loss)	3,562	(6,235)	2,541
Total comprehensive income (loss)	11,048	(72)	10,531
Comprehensive loss (income) attributable to non-controlling interest	98	(9)	(1,504)
Comprehensive income (loss) attributable to Middleburg Financial Corporation	$11,146	$(81)	$9,027

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except for share and per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income	Non-Controlling Interest	Total
Balance December 31, 2011	$17,331	$43,498	$41,157	$3,926	$2,101	$108,013

Net income	—	—	6,486	—	1,504	7,990
Other comprehensive income, net of tax	—	—	—	2,541	—	2,541
Cash dividends – ($0.20 per share)	—	—	(1,408)	—	—	(1,408)
Distributions to non-controlling interest	—	—	—	—	(411)	(411)
Restricted stock vesting (12,932 shares)	33	(33)	—	—	—	—
Repurchase of restricted stock (2,736 shares)	(7)	(36)	—	—	—	(43)
Share-based compensation	—	440	—	—	—	440
Balance December 31, 2012	$17,357	$43,869	$46,235	$6,467	$3,194	$117,122

Net income		—	6,154	—	9	6,163
Other comprehensive loss, net of tax	—	—	—	(6,235)	—	(6,235)
Cash dividends – ($0.24 per share)	—	—	(1,700)	—	—	(1,700)
Distributions to non-controlling interest	—	—	—	—	(705)	(705)
Restricted stock vesting (21,455 shares)	54	(54)	—	—	—	—
Repurchase of restricted stock (5,467 shares)	(15)	(88)	—	—	—	(103)
Exercise of stock options (2,743 shares)	7	32	—	—	—	39
Share-based compensation	—	492	—	—	—	492
Balance December 31, 2013	$17,403	$44,251	$50,689	$232	$2,498	115,073

Net income	—	—	7,584	—	(98)	7,486
Other comprehensive income, net of tax	—	—	—	3,562	—	3,562
Cash dividends – ($0.34 per share)	—	—	(2,419)	—	—	(2,419)
Sale of majority interest in consolidated subsidiary	—	—	—	—	(2,400)	(2,400)
Restricted stock vesting (15,425 shares)	39	(39)	—	—	—	—
Repurchase of restricted stock (4,732 shares)	(12)	(76)	—	—	—	(88)
Exercise of stock options (25,501 shares)	64	330	—	—	—	394
Share-based compensation	—	426	—	—	—	426
Balance December 31, 2014	$17,494	$44,892	$55,854	$3,794	$—	$122,034

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash Flows From Operating Activities
Net income	$7,486	$6,163	$7,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,339	1,983	1,953
Provision for loan losses	1,960	109	3,438
Gain on sales of securities available for sale, net	(186)	(418)	(445)
Loss on disposal of assets, net	59	141	107
Goodwill impairment	—	500	—
Premium amortization on securities, net	2,981	3,530	3,691
Deferred income tax expense (benefit)	1,181	(384)	1,207
Gain on sale of majority interest in consolidated subsidiary	(24)	—	—
Decrease in loans held for sale, net	33,175	48,939	10,400
Share-based compensation	426	492	440
(Gain) loss on sale of other real estate owned and repossessed assets, net	14	747	(125)
Valuation adjustment on other real estate owned	(3)	235	1,727
Valuation adjustment on property held for sale	200	—	—
Decrease in prepaid FDIC insurance	—	3,015	978
Changes in assets and liabilities:
Decrease (increase) in other assets	(3,266)	293	(4,955)
Increase in other liabilities	2,447	1,746	1,950
Net cash provided by operating activities	$48,789	$67,091	$28,356
Cash Flows from Investing Activities
Proceeds from maturity, calls, principal repayments and sales of securities available for sale	132,286	109,794	134,040
Purchase of securities held to maturity	(1,500)	—	—
Purchase of securities available for sale	(149,287)	(132,155)	(144,503)
Redemption of restricted stock	1,501	210	127
(Purchases) sales of bank premises and equipment, net	321	(928)	(1,045)
Origination of loans, net	(39,790)	(22,492)	(50,178)
Proceeds from sale of loans	5,492	—	—
Proceeds from sale of majority interest in consolidated subsidiary, net	3,618	—	—
Proceeds from sale of other real estate owned and repossessed assets	2,666	7,602	5,348
Purchase of bank-owned life insurance	—	(5,000)	—
Net cash (used in) investing activities	$(44,693)	$(42,969)	$(56,211)
Cash Flows from Financing Activities
Increase in demand, interest-bearing demand and savings deposits	$25,686	$24,579	$85,903
Decrease in certificates of deposit	(19,002)	(24,083)	(33,872)
Increase in securities sold under agreements to repurchase	4,012	564	2,289
Decrease in short-term borrowings	—	(11,873)	(16,458)
Increase (decrease) in FHLB borrowings	(25,000)	2,088	(5,000)
Distributions to non-controlling interest	—	(705)	(411)
Payment of dividends on common stock	(2,419)	(1,700)	(1,408)
Proceeds from issuance of common stock, net	394	39	—
Repurchase of common stock	(88)	(103)	(43)
Net cash (used in) provided by financing activities	$(16,417)	$(11,194)	$31,000
Increase (decrease) in cash and cash equivalents	(12,321)	12,928	3,145
Cash and cash equivalents at beginning of year	67,343	54,415	51,270
Cash and cash equivalents at end of year	$55,022	$67,343	$54,415
Supplemental Disclosures of Cash Flow Information
Interest paid	$5,341	$6,720	$9,014
Income taxes	$800	$—	$2,500
Supplemental Disclosure of Non-Cash Transactions
Unrealized (loss) gain on securities available for sale	$5,634	$(9,864)	$3,998
Change in market value of interest rate swap	$(236)	$417	$(147)
Transfer of loans to other real estate owned and repossessed assets	$4,438	$2,389	$8,493
Loans originated for sale of other real estate owned	$—	$—	$149
Transfer of other real estate owned to premises and equipment	$—	$310	$—

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Middleburg Financial Corporation (the “Company”) is a bank holding company and through its banking subsidiary, Middleburg Bank, grants commercial, financial, agricultural, residential and consumer loans to customers principally in Loudoun County, Fauquier County and Fairfax County, Virginia as well as the Town of Williamsburg and the City of Richmond.  The loan portfolio is well diversified and generally is collateralized by assets of the borrowers.  The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Middleburg Trust Company is a non-banking subsidiary of Middleburg Financial Corporation which offers a comprehensive range of fiduciary and investment management services to individuals and businesses.  On May 15, 2014, Middleburg Financial Corporation, through its banking subsidiary, Middleburg Bank, sold all of its majority interest in Southern Trust Mortgage LLC, which originated and sold mortgages secured by personal residences primarily in the southeastern United States.

The accounting and reporting policies of the Company conform to U. S. generally accepted accounting principles and to accepted practice within the banking industry.

Principles of Consolidation
The consolidated financial statements of Middleburg Financial Corporation and its wholly owned subsidiaries, Middleburg Bank, Middleburg Investment Group, Inc., Middleburg Trust Company and Middleburg Bank Service Corporation include the accounts of all companies.  Through May 15, 2014, the Company owned 62.3% of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank. The issued and outstanding interest of Southern Trust Mortgage not held by the Company is reported as Non-Controlling Interest in Consolidated Subsidiary.  Accounting Standards Codification Topic 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in MFC Capital Trust II, which approximated $155,000 for each of the years ended December 31, 2014 and 2013.  The subordinate debt of the trust preferred entity is reflected as a liability of the Company.  All material intercompany balances and transactions have been eliminated in consolidation.

Securities
Certain debt securities that management has the positive intent and ability to hold until maturity are classified as "held-to-maturity" and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Real Estate Loans- Farmland:  Loans secured by agricultural property and not included in Real Estate – Other.

Real Estate Loans – 1-4 Family:  This class of loans includes loans secured by 1-4 family homes.  The Company’s general practice is to sell the majority of its newly originated fixed-rate residential real estate loans in the secondary mortgage market, and to hold in its portfolio adjustable rate residential real estate loans and loans in close proximity to its financial service centers.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

To determine the allowance for loan losses, loans are pooled by portfolio segment and losses are modeled using historical experience, and quantitative and other mathematical techniques over the loss emergence period.  Each class of loan requires exercising significant judgment to determine the estimation that fits the credit risk characteristics of its portfolio segment.  The Company uses internally developed models in this process.  Management must use judgment in establishing additional input metrics for the modeling processes.  The models and assumptions used to determine the allowance are reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end user controls are appropriate and properly documented.

The establishment of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and responds to changes in economic conditions, customer behavior, and collateral value, among other influences.  From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional amounts to or release balances from the allowance for loan losses.  Qualitative factors considered in the allowance for loan losses evaluation include the levels and trends in delinquencies and nonperforming loans, trends in volume and terms of loans, the effects of any changes in lending policies, the experience, ability, and depth of management, national and local economic trends and conditions, concentrations of credit, the quality of the Company’s loan review system, competition and regulatory requirements.  The Company’s allowance for loan losses is sensitive to risk ratings and economic assumptions and delinquency trends driving statistically modeled reserves.  Individual loan risk ratings are evaluated based on each situation by experienced senior credit officers.

Management monitors differences between estimated and actual incurred loan losses.  This monitoring process includes periodic assessments by senior management of loan portfolios and the models used to estimate incurred losses in those portfolios.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Credit exposures deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off amounts are credited to the allowance for loans losses.

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

For all classes of loans, impairment is measured on a loan-by-loan basis by comparing the loan balance to either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Any variance in values is charged-off when determined.

Troubled Debt Restructurings
 In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”).  Management strives to identify borrowers in financial difficulty early and works with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. All identified TDRs are considered to be impaired loans.

Management considers troubled debt restructurings and subsequent defaults in restructured loans in the determination of the adequacy of the Company's allowance for loan losses. When identified as a TDR, a loan is evaluated for potential loss as noted above for impaired loans. Loans identified as TDRs frequently are on nonaccrual status at the time of the restructuring and, in some cases, partial charge-offs may have already been taken against the loan and a specific allowance may have already been established for the loan. As a result of any modification as a TDR, the specific reserve associated with the loan may be increased. Additionally, loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future defaults. If loans modified in a TDR subsequently default, the Company evaluates them for possible further impairment. As a result, any specific allowance may be increased, adjustments may be made in the allocation of the total allowance balance, or partial charge-

offs may be taken to further write-down the carrying value of the loan. Management exercises significant judgment in developing estimates for potential losses associated with TDRs.

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. The fair value of mortgage loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities, and credit quality and fair value of loans committed at year-end. There has been no significant activity since May 15, 2014, the date the Company sold its majority interest in Southern Trust Mortgage, and therefore, there were no loans held for sale on the consolidated balance sheet as of December 31, 2014.

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

Other Real Estate Owned and Repossessed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Company may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions. Revenue and expenses from operations and changes in the property valuations are included in net expenses from foreclosed assets and improvements are capitalized.

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

Bank-Owned Life Insurance
The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the consolidated balance sheets, and any increase in cash surrender value is recorded as non-interest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as other income.

Income Taxes
Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. No liabilities for unrecognized tax benefits have been recognized as of December 31, 2014 or 2013.

Trust Company Assets
Securities and other properties held by Middleburg Trust Company in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Earnings Per Share
Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Nonvested restricted shares are included in basic earnings per share because of dividend participation rights. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and the warrant, and are determined using the treasury stock method.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from other banks and federal funds sold. Generally, federal funds are sold and purchased for one-day periods.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of goodwill and intangible assets, valuation of other real estate owned, and other-than-temporary impairment of securities.

Advertising Costs
The Company follows the policy of charging the costs of advertising to expense as incurred.

Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, and changes in the fair value of interest rate swaps, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

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

As of December 31, 2014, the Company had both fair value and cash flow hedges on its balance sheet as well as derivative financial instruments that have not been designated as hedging instruments.  The derivatives are reported at fair value as of each balance sheet date. For designated cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings as are changes in market value of derivatives not designated as hedging instruments.

Information concerning each of the Company's categories of derivatives as of December 31, 2014 and 2013 is presented in Note 24 to the consolidated financial statements.

Reclassifications
Certain reclassifications have been made to prior period balances to conform to current year presentation. No reclassifications were significant and had no effect on net income.

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

Share-Based Employee Compensation Plan
At December 31, 2014, the Company had a share-based employee compensation plan which is described more fully in Note 8 to the consolidated financial statements. Compensation cost relating to share-based payment transactions is recognized in the consolidated financial statements.  That cost is measured based on the fair value of the equity instruments issued and recognized over the applicable vesting period.  The Company recognized $426,000, $492,000, and $440,000 in compensation expense during 2014, 2013, and 2012, respectively.

Recent Accounting Pronouncements
In January 2014, the FASB issued ASU 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, “Development Stage Entities,” from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, “Consolidation,” for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-10 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation - Stock Compensation (Topic 718),” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The amendments in ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” The amendments in ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company does not expect the adoption of ASU 2014-17 to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

Note 2.     Securities

Amortized costs and fair values of securities being held to maturity as of December 31, 2014 are summarized as follows. There were no securities held to maturity as of December 31, 2013.

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$1,500	$—	$(103)	$1,397
Total	$1,500	$—	$(103)	$1,397

The amortized cost and fair value of securities being held to maturity as of December 31, 2014, by contractual maturity are shown below.

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value
Held to Maturity
Due after ten years	$1,500	$1,397
Total	$1,500	$1,397

Amortized costs and fair values of securities available for sale as of December 31, 2014 and 2013, are summarized as follows:

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$41,317	$283	$(203)	$41,397
Obligations of states and political subdivisions	55,541	2,408	(209)	57,740
Mortgage-backed securities:
Agency	169,257	4,698	(742)	173,213
Non-agency	28,235	115	(227)	28,123
Other asset backed securities	31,338	433	(58)	31,713
Corporate securities	16,545	131	(599)	16,077
Total	$342,233	$8,068	$(2,038)	$348,263

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$21,367	$304	$(332)	$21,339
Obligations of states and political subdivisions	68,904	1,083	(2,749)	67,238
Mortgage-backed securities:
Agency	166,095	3,539	(1,624)	168,010
Non-agency	22,029	116	(211)	21,934
Other asset backed securities	33,883	710	(175)	34,418
Corporate preferred stock	69	5	—	74
Corporate securities	15,680	58	(328)	15,410
Total	$328,027	$5,815	$(5,419)	$328,423

The amortized cost and fair value of securities available for sale as of December 31, 2014, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value
Available for Sale
Due in one year or less	$3,801	$3,838
Due after one year through five years	48,256	50,105
Due after five years through ten years	42,227	42,035
Due after ten years	19,119	19,236
Mortgage-backed securities	197,492	201,336
Other asset backed securities	31,338	31,713
Total	$342,233	$348,263

Proceeds from sales of securities during 2014, 2013, and 2012 were $58.9 million, $24.2 million, and $41.0 million, respectively.  Gross gains of $770,000, $732,000, and $743,000, and gross losses of $584,000, $314,000, and $298,000, were realized on those sales, respectively. There were no losses recognized for impaired securities in 2014, 2013, and 2012. The tax expense applicable to these net realized gains, losses amounted to $63,000, $142,000, and $151,000, respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $125.7 million and $102.3 million at December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, investments in an unrealized loss position that are temporarily impaired are as follows:

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to Maturity
Obligations of states and political subdivisions	$1,397	$(103)	$—	$—	$1,397	$(103)
Total	$1,397	$(103)	$—	$—	$1,397	$(103)

Available for Sale
U.S. government agencies	$15,331	$(65)	$5,833	$(138)	$21,164	$(203)
Obligations of states and political subdivisions	2,780	(14)	3,456	(195)	6,236	(209)
Mortgage-backed securities:
Agency	28,065	(327)	11,027	(415)	39,092	(742)
Non-agency	15,488	(167)	4,730	(60)	20,218	(227)
Other asset backed securities	6,594	(45)	1,077	(13)	7,671	(58)
Corporate securities	9,192	(391)	792	(208)	9,984	(599)
Total	$77,450	$(1,009)	$26,915	$(1,029)	$104,365	$(2,038)

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for Sale
U.S. government agencies	$10,218	$(273)	$1,416	$(59)	$11,634	$(332)
Obligations of states and political subdivisions	24,568	(2,539)	1,798	(210)	26,366	(2,749)
Mortgage-backed securities:
Agency	50,048	(1,264)	8,228	(360)	58,276	(1,624)
Non-agency	14,505	(152)	1,351	(59)	15,856	(211)
Other asset backed securities	1,585	(39)	2,187	(136)	3,772	(175)
Corporate preferred stock	—	—	—	—	—	—
Corporate securities	6,247	(274)	4,446	(54)	10,693	(328)
Total	$107,171	$(4,541)	$19,426	$(878)	$126,597	$(5,419)
A total of 118 securities have been identified by the Company as temporarily impaired at December 31, 2014.  Of the 118 securities, 116 are investment grade and 2 are speculative grade.  Mortgage-backed securities make up the majority of temporarily impaired securities at December 31, 2014.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of December 31, 2014.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Trust preferred securities
As of December 31, 2014 and 2013 the Company held no trust preferred securities in its investment portfolio.

Other-than-temporary impairment losses
At December 31, 2014, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity. For debt securities related to corporate securities, the Company determined that there was no other adverse change in the cash flows as viewed by a market participant; therefore, the Company does not consider the investments in these assets to be other-than-temporarily impaired at December 31, 2014.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future. For the years ended December 31, 2014, 2013, and 2012, no credit related impairment losses were recognized by the Company.

The Company’s investment in FHLB stock totaled $3.6 million and $5.1 million at December 31, 2014 and 2013, respectively.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2014, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the consolidated balance sheets and is not part of the available for sale portfolio.

The Company also had an investment in Federal Reserve Bank (“FRB”) stock which totaled $1.7 million at December 31, 2014 and 2013, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2014 and no impairment has been recognized. FRB stock is shown in the restricted securities line item on the consolidated balance sheets and is not part of the available for sale securities portfolio.

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

	2014		2013
(Dollars in thousands)	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
Real estate loans:
Construction	$33,050	4.4%	$36,025	5.0%
Secured by farmland	19,708	2.6	16,578	2.3
Secured by 1-4 family residential	265,216	35.1	273,384	37.5
Other real estate loans	255,236	33.8	260,333	35.7
Commercial loans	163,269	21.6	129,554	17.8
Consumer loans	18,367	2.5	12,606	1.7
Total Gross Loans (1)	754,846	100.0%	728,480	100.0%
Less allowance for loan losses	11,786		13,320
Net loans	$743,060		$715,160

(1)	Includes net deferred loan costs and premiums of $3.0 million and $2.4 million, respectively.

Loans presented in the table above exclude loans held for sale.  The Company had no mortgages held for sale at December 31, 2014 and $33.2 million at December 31, 2013.

During the year ended December 31, 2014, the Company sold $6.6 million in portfolio loans on a non-recourse basis. Of this amount, $5.9 million were on nonaccrual status and $6.3 million were classified as TDRs. Specific reserves associated with these loans totaled $655,000.

The following tables present a contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2014 and December 31, 2013, respectively:

	December 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$—	$—	$—	$33,050	$33,050
Secured by farmland	—	—	—	—	19,708	19,708
Secured by 1-4 family residential	819	—	548	1,367	263,849	265,216
Other real estate loans	—	—	—	—	255,236	255,236
Commercial loans	138	—	320	458	162,811	163,269
Consumer loans	16	1	3,003	3,020	15,347	18,367
Total	$973	$1	$3,871	$4,845	$750,001	$754,846

	December 31, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$76	$1,649	$554	$2,279	$33,746	$36,025
Secured by farmland	—	—	—	—	16,578	16,578
Secured by 1-4 family residential	590	3,751	1,022	5,363	268,021	273,384
Other real estate loans	116	—	4,197	4,313	256,020	260,333
Commercial loans	162	1,513	27	1,702	127,852	129,554
Consumer loans	31	9	38	78	12,528	12,606
Total	$975	$6,922	$5,838	$13,735	$714,745	$728,480

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2014 and 2013, respectively:

	2014		2013
(Dollars in thousands)	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
Real estate loans:
Construction	$247	$—	$2,368	$268
Secured by 1-4 family residential	4,932	—	9,458	539
Other real estate loans	1,472	—	6,045	—
Commercial loans	290	30	1,844	—
Consumer loans	3,003	—	37	1
Total	$9,944	$30	$19,752	$808

If interest on nonaccrual loans had been accrued, such income would have approximated $544,000, $1.1 million, and $1.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. The Company sold $6.6 million in loans during 2014, of which, $5.9 million were on nonaccrual status.

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

The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system as of December 31, 2014 and 2013, respectively:

December 31, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$25,637	$11,203	$255,898	$232,169	$159,595	$15,310	$699,812
Special Mention	6,764	7,903	1,518	15,687	3,059	18	34,949
Substandard	649	602	7,348	7,380	369	3,019	19,367
Doubtful	—	—	452	—	246	3	701
Loss	—	—	—	—	—	17	17
Ending Balance	$33,050	$19,708	$265,216	$255,236	$163,269	$18,367	$754,846

December 31, 2013
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$31,143	$8,067	$253,654	$238,811	$126,246	$12,510	$670,431
Special Mention	2,245	7,903	1,732	9,475	775	15	22,145
Substandard	2,090	608	16,158	12,047	2,419	44	33,366
Doubtful	547	—	1,840	—	114	37	2,538
Loss	—	—	—	—	—	—	—
Ending Balance	$36,025	$16,578	$273,384	$260,333	$129,554	$12,606	$728,480

The following tables present loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2014 and 2013:

	December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$131	$131	$—	$138	$—
Secured by farmland	7,903	7,903	—	7,903	454
Secured by 1-4 family residential	1,919	2,047	—	2,032	16
Other real estate loans	3,289	3,289	—	3,352	104
Commercial loans	448	448	—	454	18
Consumer loans	—	—	—	—	—
Total with no related allowance	$13,690	$13,818	$—	$13,879	$592
With an allowance recorded:
Real estate loans:
Construction	$115	$115	$66	$124	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,694	3,746	1,370	3,704	11
Other real estate loans	1,242	1,242	294	1,260	69
Commercial loans	398	1,248	292	783	7
Consumer loans	3,019	3,019	647	3,021	2
Total with a related allowance	$8,468	$9,370	$2,669	$8,892	$89
Total	$22,158	$23,188	$2,669	$22,771	$681

	December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$1,924	$2,475	$—	$1,975	$13
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,930	4,452	—	4,415	6
Other real estate loans	4,458	4,458	—	4,552	104
Commercial loans	2,115	2,115	—	2,267	—
Consumer loans	—	—	—	—	—
Total with no related allowance	$12,427	$13,500	$—	$13,209	$123
With an allowance recorded:
Real estate loans:
Construction	$712	$712	$486	$878	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	6,481	6,428	3,045	6,632	47
Other real estate loans	4,684	4,684	812	4,840	71
Commercial loans	355	377	275	399	10
Consumer loans	37	37	37	39	—
Total with a related allowance	$12,269	$12,238	$4,655	$12,788	$128
Total	$24,696	$25,738	$4,655	$25,997	$251

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

Included in certain loan categories of impaired loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at December 31, 2014 was $6.9 million of which $2.6 million were included in the Company’s nonaccrual loan totals at that date and $4.3 million represented loans performing as agreed according to the restructured terms. This compares with $15.6 million in total restructured loans at December 31, 2013.  The amount of the valuation allowance related to TDRs was $517,000 and $2.8 million as of December 31, 2014 and 2013 respectively.

Loan modifications that were classified as TDRs during the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
(Dollars in thousands)	2014			2013
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	4	$765	$698
Secured by farmland	—	—	—	—	—	—
Secured by 1-4 family residential	4	1,190	1,190	12	3,627	3,207
Other real estate loans	1	200	200	5	869	805
Total real estate loans	5	1,390	1,390	21	5,261	4,710
Commercial loans	—	—	—	2	516	509
Consumer loans	—	—	—	—	—	—
Total	5	$1,390	$1,390	23	$5,777	$5,219

Of the five contracts classified as TDRs during 2014, two were sold and two were paid off totaling $907,000. The interest rate was lowered for the one remaining contract outstanding. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2014. During 2013, of the 23 loans that were considered to be TDRs, the terms were extended for 18 loans, the interest rates were lowered for 18 loans and 12 loans were placed on interest only payment methods.

During the year ended December 31, 2014, the Company identified as TDRs two loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying these loans as TDRs, the Company evaluated them for impairment. The accounting amendments require prospective application of the impairment measurement guidance for those loans newly identified as impaired. As of December 31, 2014, the recorded investment in the loans restructured during 2014 for which the allowance was previously measured under a general allowance methodology was $916,000, and there was no allowance for loan losses associated with those loans on the basis of a current evaluation of loss.

During the year ended December 31, 2013, the Company identified as TDRs, 13 loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying these loans as TDRs, the Company evaluated them for impairment. As of December 31, 2013, the recorded investment in the loans restructured during 2013 for which the allowance was previously measured under a general allowance methodology was $3.5 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $1.3 million.

TDR payment defaults as of December 31, 2014 and December 31, 2013 were as follows:

	Year Ended December 31,
(Dollars in thousands)	2014		2013
Class of Loan	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate loans:
Construction	—	$—	1	$132
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	—	—	—	—
Other real estate loans	—	—	—	—
Total real estate loans	—	—	1	132
Commercial loans	1	44	—	—
Consumer loans	—	—	—	—
Total	1	$44	1	$132

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

	December 31, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2013	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Adjustment for the sale of majority interest in consolidated subsidiary	—		(95)	—	—	—	(95)
Charge-offs	(1,186)	—	(1,380)	(747)	(959)	(36)	(4,308)
Recoveries	258	—	342	110	104	95	909
Provision	631	13	(1,635)	1,047	1,319	585	1,960
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$66	$—	$1,370	$294	$292	$647	$2,669
Collectively evaluated for impairment	484	179	2,596	3,622	2,062	174	9,117
Total ending allowance balance	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Loans:
Individually evaluated for impairment	$246	$7,903	$5,613	$4,531	$846	$3,019	$22,158
Collectively evaluated for impairment	32,804	11,805	259,603	250,705	162,423	15,348	732,688
Total ending loans balance	$33,050	$19,708	$265,216	$255,236	$163,269	$18,367	$754,846

	December 31, 2013
(In Thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2012	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Charge-offs	(394)	—	(785)	(97)	(75)	(30)	(1,381)
Recoveries	68	—	140	37	9	27	281
Provision	(85)	31	1,103	(782)	(142)	(16)	109
Balance at December 31, 2013	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$486	$—	$3,045	$812	$275	$37	$4,655
Collectively evaluated for impairment	361	166	3,689	2,694	1,615	140	8,665
Total ending allowance balance	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Loans:
Individually evaluated for impairment	$2,636	$—	$10,411	$9,142	$2,470	$37	$24,696
Collectively evaluated for impairment	33,389	16,578	262,973	251,191	127,084	12,569	703,784
Total ending loans balance	$36,025	$16,578	$273,384	$260,333	$129,554	$12,606	$728,480

	December 31, 2012
(In Thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2011	$897	$110	$7,465	$4,385	$1,621	$145	$14,623
Charge-offs	(2,152)	—	(893)	(760)	(394)	(72)	(4,271)
Recoveries	2	—	388	86	12	33	521
Provision	2,511	25	(684)	637	859	90	3,438
Balance at December 31, 2012	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$166	$—	$2,724	$1,045	$338	$30	$4,303
Collectively evaluated for impairment	1,092	135	3,552	3,303	1,760	166	10,008
Total ending allowance balance	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Loans:
Individually evaluated for impairment	$2,969	$—	$10,792	$10,640	$2,364	$30	$26,795
Collectively evaluated for impairment	47,249	11,876	249,828	244,290	116,209	13,230	682,682
Total ending loans balance	$50,218	$11,876	$260,620	$254,930	$118,573	$13,260	$709,477

Note 5.	Premises and Equipment, Net

Premises and equipment consists of the following:

(Dollars in thousands)	2014	2013
Land	$1,858	$2,370
Facilities	20,189	20,675
Furniture, fixtures, and equipment	11,392	12,473
Construction in process and deposits on equipment	2,016	1,867
	35,455	37,385
Less accumulated depreciation	(17,351)	(17,368)
Total	$18,104	$20,017

Depreciation expense was $1.5 million for the year ended December 31, 2014 and $1.8 million for the years ended December 31, 2013, and 2012.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2014, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

2015	$2,011
2016	1,713
2017	1,554
2018	1,502
2019	1,514
Thereafter	15,954
$24,248

Rent expense was $2.8 million, $3.7 million, and $3.6 million for the years ended December 31, 2014, 2013, and 2012, respectively, and is included in occupancy and equipment expense on the consolidated statements of income.

Note 6.	Deposits

The Company has developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank. The overall balance of this product was $42.2 million and $42.1 million at December 31, 2014 and 2013, respectively.

The aggregate amount of jumbo time deposits, each with a minimum denomination of $250,000, was approximately $81.5 million and $80.5 million at December 31, 2014 and 2013, respectively.

At December 31, 2014, the scheduled maturities of time deposits (in thousands) are as follows:

2015	$114,838
2016	79,841
2017	48,722
2018	2,374
2019	3,163
$248,938

At December 31, 2014 and 2013, overdraft demand deposits reclassified to loans totaled $148,000 and $133,000, respectively.

Middleburg Bank obtains certain deposits through the efforts of third-party brokers.  At December 31, 2014 and 2013, brokered deposits totaled $48.7 million and $61.0 million, respectively, and were included in time deposits.

Note 7.	Borrowings

As of December 31, 2014, Middleburg Bank had remaining credit availability in the amount of $305.5 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  Advances on the line are secured by all of the Company’s first lien residential real estate loans on 1-4 unit, single-family dwellings; home equity lines of credit; and eligible commercial real estate loans.   The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB of Atlanta. Any borrowings in excess of the qualifying collateral require pledging of additional assets.

The Company had $55.0 million of Federal Home Loan Bank advances outstanding as of December 31, 2014.  The interest rates on these advances ranged from 0.20% to 1.11% and the weighted-average rate was 0.46%.  The Company’s Federal Home Loan Bank advances totaled $80.0 million at December 31, 2013.  The weighted-average interest rate on these advances at December 31, 2013 was 1.13%.

The contractual maturities of the Company’s long-term debt are as follows:

(Dollars in thousands)	December 31, 2014
Due in 2015	$50,000
Due in 2016	5,000
Total	$55,000

Securities sold under agreements to repurchase include:

•	Secured transactions with customers which generally mature the day following the day sold totaling $26.3 million and $22.17 million at December 31, 2014 and December 31, 2013, respectively.

•
Two structured repurchase agreements in the amounts of $7.2 million and $5.0 million at December 31, 2014 and $7.4 million and $5.0 million at December 31, 2013 with maturities of January 18, 2015 and May 27, 2015, respectively.

The outstanding balances and related information for securities sold under agreements to repurchase are summarized as follows:

(Dollars in thousands)	Securities sold under agreements to repurchase
At December 31:
2014	$38,551
2013	34,539
Weighted-average interest rate at year-end:
2014	0.80%
2013	0.90
Maximum amount outstanding at any month's end:
2014	$43,989
2013	41,684
Average amount outstanding during the year:
2014	$37,035
2013	36,227
Weighted-average interest rate during the year:
2014	0.86%
2013	0.91

At December 31, 2013, Southern Trust Mortgage had a $75 million line of credit for financing mortgage notes it originated until such time the mortgage notes were sold and a $5 million line of credit for operating purposes with Middleburg Bank, of which $32.3 million and $89,000, respectively, were outstanding at December 31, 2013.  These lines of credit were eliminated in the consolidation process and were not reflected in the consolidated financial statements of the Company. On May 15, 2014, Middleburg Financial Corporation, through its banking subsidiary, Middleburg Bank, sold all of its majority interest in Southern Trust Mortgage. As of the date of sale, the Company reduced the line of credit to $17 million of which $8.5 million was outstanding at December 31, 2014 and is classified as a loan in the consolidated financial statements of the Company.

The Company also has a line of credit with the Federal Reserve Bank of Richmond of $35.8 million of which there was no outstanding balance at December 31, 2014.

The Company has an additional $24 million in lines of credit available from other institutions at December 31, 2014.

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

The Company granted 35,000 shares of restricted stock on May 7, 2014 to certain employees and executive officers. The restricted stock awards are a hybrid performance and service-based awards that contain performance-based acceleration provisions if certain financial performance targets are met during pre-defined monitoring periods. If the performance targets are not met during the monitoring periods, only 50% of the awarded shares will vest on December 31, 2018. Under the terms of the award, vesting may be accelerated on a partial basis after December 31, 2016 depending on financial results for the years 2014 through 2016. Vesting may be accelerated each year thereafter until December 31, 2018 based on financial results as compared to a selected peer group for the preceding three years. If the stock award is not vested through acceleration, 50% of any unvested shares will become vested on December 31, 2018.  All unearned restricted stock grants are forfeited if the employee leaves the Company prior to vesting.

The following service-based restricted stock, not included in the above group, were issued:

•	On November 3, 2014, 2,000 shares of service-based restricted stock was issued to an employee. These shares will vest over a three-year period.

•
On January 27, 2014 and May 7, 2014, 133 shares and 4,400 shares of restricted stock, respectively, were awarded to members of the board of directors. These shares will vest at 100% on April 30, 2014 and April 30, 2015, respectively.

For the years ended December 31, 2014, 2013, and 2012, the Company recorded $426,000, $492,000, and $440,000, respectively, in share-based compensation expense related to restricted stock and option grants.  The total income tax benefit related to share-based compensation was $63,000, $54,000, and $79,000 in 2014, 2013, and 2012, respectively.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan:

	December 31,
	2014			2013			2012
(Dollars in thousands)	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at the beginning of the year	119,250	$16.39		109,944	$15.83		64,518	$14.96
Granted	41,533	17.65		32,500	17.96		49,975	16.86
Vested	(15,425)	15.59		(10,944)	15.54		(4,549)	14.79
Forfeited or expired	(11,250)	16.05		(12,250)	16.33		—	—
Non-vested at end of the year	134,108	$16.66	$2,415	119,250	$16.39	$2,151	109,944	$15.83	$1,942

The weighted-average remaining contractual term for non-vested grants at December 31, 2014, 2013, and 2012 was 3.5 , 3.9, and 4.3 years, respectively.  As of December 31, 2014, there was $1.4 million of total unrecognized compensation expense related to the non-vested service awards granted under the 2006 Equity Compensation Plan.

The aggregate intrinsic value represents the amount by which the current market value of the underlying stock exceeds the exercise price. This amount changes based on changes in the market value of the Company’s common stock.

The following table summarizes restricted stock performance awards granted under the 2006 Equity Compensation Plan:

	December 31,
	2014			2013			2012
(Dollars in thousands)	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at the beginning of the year	—	$—		10,511	$13.92		21,702	$14.27
Granted	—	—		—	—		—	—
Vested	—	—		(10,511)	13.92		(8,383)	14.59
Forfeited or expired	—	—		—	—		(2,808)	14.59
Non-vested at end of the year	—	$—	$—	—	$—	$—	10,511	$13.92	$186

There were no performance-based restricted stock granted during the years ended December 31, 2014, 2013, and 2012. Performance-based restricted stock awards vest based on the target levels being reached over a three-year period. Compensation expense is recognized based on the grant-date fair value of the awards and the estimated forfeiture rate associated with achieving the target result level. As of December 31, 2014, there was no unrecognized compensation expense related to non-vested awards.

Stock options may be granted periodically to certain officers and employees under the Company’s share-based compensation plan at prices equal to the market value of the stock on the date the options are granted.  Options granted vest over a three-year time period over which 25% vests on each of the first and second anniversaries of the grant and 50% on the third anniversary of the grant. As of December 31, 2014, all outstanding option awards were vested and, accordingly, there was no unrecognized compensation expense related to unvested stock-based option awards. Shares issued in connection with stock option exercises may be issued from available treasury shares or from market purchases. There were no stock option awards granted during the years ended December 31, 2014, 2013 or 2012.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan at the end of the reportable periods.

	2014		2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	58,513	$15.30	82,171	$17.32	160,171	$20.40
Granted	—	—	—	—	—	—
Exercised	(25,501)	14.00	(2,743)	14.00	—	—
Forfeited or expired	(3,000)	39.40	(20,915)	23.42	(78,000)	23.64
Outstanding at end of year	30,012	$14.00	58,513	$15.30	82,171	$17.32
Options exercisable at year end	30,012	$14.00	58,513	$15.30	82,171	$17.32

The total intrinsic value of options exercised was $126,500 and $11,100 during 2014 and 2013, respectively. There was $120,300 and $160,300 aggregate intrinsic value of options outstanding at December 31, 2014 and 2013, respectively. There was no aggregate intrinsic value of options outstanding at December 31, 2012.

As of December 31, 2014, options outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Options Exercisable
$14.00	25,012	4.20	25,012
$14.00	5,000	4.84	5,000
$14.00	30,012	4.31	30,012

Note 9.	Employee Benefit Plans

401(k) Plan
The Company has a 401(k) plan whereby a majority of employees participate in the plan.  Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 50% of the first 6% of an employee’s compensation contributed to the plan.  Matching contributions vest to the employee equally over a five year period.  For the years ended December 31, 2014, 2013, and 2012, expense attributable to the plan amounted to $340,000, $355,000 and $308,000, respectively.

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

For the years ended December 31, 2014 , 2013, and 2012 expense attributable to the plan was $898,000, $1.0 million, and $940,000, respectively.

Deferred Compensation Plans
The Company has adopted several deferred compensation plans; including a defined benefit SERP, an elective deferral plan for the Chairman, and a defined contribution SERP for certain Executive Officers.  The two plans for the Chairman made installment payouts in 2014, 2013 and 2012.  The defined contribution SERP for Executive Officers includes a vesting schedule, and is currently credited at a rate using the 10-year treasury plus 1.5%.  The deferred compensation expense for 2014, 2013, and 2012, was $222,000, $210,000, and $204,000, respectively. The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to help meet the costs of the obligations.

Note 10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia and various other states.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2011.

The Company believes it is more likely than not that the benefit of deferred tax assets will be realized.  Consequently, no valuation allowance for deferred tax assets is deemed necessary at December 31, 2014 and 2013.

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$4,007	$4,508
Deferred compensation	613	581
Investment in affiliate	—	401
Interest rate swap	98	15
Other real estate owned	256	263
Other	1,833	2,204
Total deferred tax assets	$6,807	$7,972
Deferred tax liabilities:
Deferred loan costs, net	$125	$25
Securities available for sale	2,050	135
Property and equipment	55	222
Total deferred tax liabilities	$2,230	$382
Net deferred tax assets	$4,577	$7,590

The provision for income taxes charged to operations for the years ended December 31, 2014, 2013, and 2012, consists of the following:

(Dollars in thousands)	2014	2013	2012
Current tax expense	$1,160	$2,315	$759
Deferred tax expense (benefit)	1,181	(384)	1,207
Total income tax expense	$2,341	$1,931	$1,966

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2014, 2013, and 2012, due to the following:

(Dollars in thousands)	2014	2013	2012
Computed "expected" tax expense	$3,374	$2,749	$2,874
Increase (decrease) in income taxes resulting from:
Tax-exempt income	(959)	(1,037)	(975)
Other, net	(74)	219	67
	$2,341	$1,931	$1,966

Note 11.	Related Party Transactions

The Company’s commercial and retail banking segment has, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders, commonly referred to as related parties.  Any loans made to related parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of origination for comparable loans with persons not related to the lender; and did not involve more than the normal risk of collectability or present other unfavorable features. Loans outstanding to directors and executive officers at December 31, 2014 and 2013 were:

(Dollars in thousands)	2014	2013
Balance, January 1	$2,983	$8,798
Decrease due to status changes	—	(5,890)
Principal additions	1,590	762
Principal payments	(769)	(687)
Balance, December 31	$3,804	$2,983

Additionally, unused commitments to extend credit to related parties were $1.5 million at December 31, 2014 and $2.3 million at December 31, 2013.

Related party deposits totaled $12.7 million and $11.6 million at December 31, 2014 and 2013, respectively.

Note 12.	Contingent Liabilities and Commitments

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The Company does not anticipate any material loss as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance sheet risk.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  For the final weekly reporting period in the years ended December 31, 2014 and 2013, the aggregate amount of gross daily average required reserves was approximately $2.3 million and $2.1 million, respectively.

On February 6, 2015, the Company entered into an agreement to purchase a building for $2.2 million.  The building is located in Richmond, Virginia, and will be used in the operations of the Company.

Note 13.	Earnings Per Share

The following shows the weighted-average number of shares used in computing earnings per share and the effect on weighted-average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2014		2013		2012
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,106,171	$1.07	7,074,410	$0.87	7,031,971	$0.92
Effect of dilutive securities:
Stock options	6,939		14,887		8,962
Warrant (See note 23)	13,491		17,849		2,186
Earnings per share, diluted	7,126,601	$1.06	7,107,146	$0.87	7,043,119	$0.92

In 2014, 2013, and 2012, stock options representing approximately 23,500, 11,900, and 37,700 shares, respectively, ranging in price from $22.00 to $39.40, were not included in the calculation of earnings per share because they would have been anti-dilutive.

Note 14.	Retained Earnings

Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities.  Federal regulations limit the payment of dividends to the sum of a bank’s current net income and retained net income of the two prior years.  As of December 31, 2014, the subsidiary bank had approximately $15.2 million in excess of regulatory limitations available for transfer to the Parent Company.

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

A summary of the contract amount of the Company's exposure to off-balance sheet risk as of December 31, 2014 and 2013, is as follows:

(Dollars in thousands)	2014	2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$143,012	$116,528
Standby letters of credit	3,617	2,849

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

The Company had approximately $2.9 million in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2014.

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

Loans Held for Sale
Loans held for sale are carried at market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data (Level II). Gains and losses on the sale of loans are recorded within income from mortgage banking activities on the consolidated statements of income. There has been no activity since May 15, 2014, the date the Company sold its majority interest in Southern Trust Mortgage, and therefore, there were no loans held for sale on the consolidated balance sheet as of December 31, 2014.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

(Dollars in thousands)	December 31, 2014
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$41,397	$—	$41,397	$—
Obligations of states and political subdivisions	57,740	—	57,740	—
Mortgage-backed securities:
Agency	173,213	—	173,213	—
Non-agency	28,123	—	28,123	—
Other asset backed securities	31,713	—	31,713	—
Corporate securities	16,077	—	16,077
Interest rate swaps	50	—	50	—
Liabilities:
Interest rate swaps	337	—	337	—

(Dollars in thousands)	December 31, 2013
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$21,339	$—	$21,339	$—
Obligations of states and political subdivisions	67,238	—	67,238	—
Mortgage-backed securities:
Agency	168,010	—	168,010	—
Non-agency	21,934	—	21,934	—
Other asset backed securities	34,418	—	34,418	—
Corporate preferred stock	74	—	74	—
Corporate securities	15,410	—	14,922	488
Mortgage loans held for sale	33,175	—	33,175	—
Mortgage interest rate locks	16	—	16	—
Interest rate swaps	333	—	333	—
Mortgage servicing rights	203	—	203	—
Mortgage banking hedge instruments	202	—	202	—
Liabilities:
Interest rate swaps	303	—	303	—
The following table presents changes in Level III assets measured at fair value on a recurring basis during the periods ended December 31, 2014 and 2013:

(Dollars in thousands)	December 31, 2014
Description	Balance December 31, 2013	Included in Earnings	Included in Other Comprehensive Income	Transfers In/Out of Level II and III	Balance December 31, 2014
Corporate securities	$488	$—	$—	$(488)	$—

(Dollars in thousands)	December 31, 2013
Description	Balance December 31, 2012	Included in Earnings	Included in Other Comprehensive Income	Transfers In/Out of Level II and III	Balance December 31, 2013
Corporate securities	$—	$—	$—	$488	$488

The following table presents quantitative information as of December 31, 2013 related to Level III fair value measurements for financial assets measured at fair value on a recurring basis:

	Fair Value (Dollars in thousands)	Valuation Technique	Unobservable Inputs
December 31, 2013
Corporate securities	$488	Third party trading desk	Prices heavily influenced by unobservable market inputs

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

When collateral-dependent loans are performing in accordance with the original terms of their contract, the Company continues to use the appraisal that was performed at origination as the basis for the collateral value. When a loan becomes collateral-dependent and are considered nonperforming, they are reviewed to determine the next appropriate course of action, either foreclosure or modification with forbearance agreement. The loans would then be reappraised prior to foreclosure or before a forbearance agreement is executed. This process does not vary by loan type.

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

Repossessed Assets
The value of repossessed assets is determined by the Company based on marketability and other factors and is considered Level III.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in thousands)	December 31, 2014
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$5,799	$—	$1,289	$4,510
Other real estate owned	$4,051	$—	$4,051	$—
Repossessed assets	$1,132	$—	$—	$1,132

(Dollars in thousands)	December 31, 2013
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$7,614	$—	$5,756	$1,858
Other real estate owned	$3,424	$—	$3,424	$—
The following table presents quantitative information as of December 31, 2014 and 2013 about Level III fair value measurements for assets measured at fair value on a non-recurring basis:

2014	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$4,510	Discounted appraised value	Discount for selling costs and age of appraisals	0% - 100% (7%)
Repossessed assets	1,132	Market analysis	Historical sales activity	50%

2013	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$1,858	Discounted appraised value	Discount for selling costs and age of appraisals	0% - 100% (4%)

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

Securities held to maturity
Certain debt securities that management has the positive intent and ability to hold until maturity are recorded at amortized cost. Fair values are determined in a manner that is consistent with securities available for sale.

Restricted Securities
The restricted security category is comprised of FHLB and Federal Reserve Bank stock. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and they lack a market. When the FHLB or Federal Reserve Bank repurchases stock, they repurchase at the stock's book value. Therefore, the carrying amounts of restricted securities approximate fair value.

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

Off-Balance Sheet Financial Instruments
The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2014 and 2013, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the tables below.

Fair Value of Financial Instruments
The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

(Dollars in thousands)	December 31, 2014
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$55,022	$55,022	$55,022	$—	$—
Securities held to maturity	1,500	1,397	—	1,397	—
Securities available for sale	348,263	348,263	—	348,263	—
Loans, net	743,060	751,572	—	1,289	750,283
Bank owned life insurance	22,617	22,617	—	22,617	—
Accrued interest receivable	4,285	4,285	—	4,285	—
Interest rate swaps	50	50	—	50	—
Financial liabilities:
Deposits	$989,080	$989,563	$—	$989,563	$—
Securities sold under agreements to repurchase	38,551	38,551	—	38,551	—
FHLB borrowings	55,000	55,042	—	55,042	—
Subordinated notes	5,155	5,159	—	5,159	—
Accrued interest payable	403	403	—	403	—
Interest rate swaps	337	337	—	337	—

(Dollars in thousands)	December 31, 2013
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$67,343	$67,343	$67,343	$—	$—
Securities available for sale	328,423	328,423	—	327,935	488
Loans held for sale	33,175	33,175	—	33,175	—
Loans, net	715,160	726,239	—	5,756	720,483
Bank owned life insurance	21,955	21,955	—	21,955	—
Accrued interest receivable	3,992	3,992	—	3,992	—
Mortgage interest rate locks	16	16	—	16	—
Interest rate swaps	334	334	—	334	—
Mortgage banking hedge instruments	202	202	—	202	—
Mortgage servicing rights	203	203	—	203	—
Financial liabilities:
Deposits	$982,396	$984,420	$—	$984,420	$—
Securities sold under agreements to repurchase	34,539	34,539	—	34,539	—
FHLB borrowings	80,000	80,666	—	80,666	—
Subordinated notes	5,155	5,198	—	5,198	—
Accrued interest payable	501	501	—	501	—
Interest rate swaps	304	304	—	304	—

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Middleburg Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2014 and 2013, that the Company and Middleburg Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the Federal Reserve Bank categorized Middleburg Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Company’s and Middleburg Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Capital (to Risk- Weighted Assets):
Consolidated	$128,971	17.0%	$60,857	8.0%	N/A	N/A
Middleburg Bank	123,801	16.3%	60,660	8.0%	$75,825	10.0%
Tier 1 Capital (to Risk- Weighted Assets):
Consolidated	$119,433	15.7%	$30,428	4.0%	N/A	N/A
Middleburg Bank	114,293	15.1%	30,330	4.0%	$45,495	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$119,433	9.9%	$48,232	4.0%	N/A	N/A
Middleburg Bank	114,293	9.5%	48,141	4.0%	$60,176	5.0%

As of December 31, 2013
Total Capital (to Risk- Weighted Assets):
Consolidated	$124,313	15.9%	$62,577	8.0%	N/A	N/A
Middleburg Bank	120,015	15.4%	62,417	8.0%	$78,022	10.0%
Tier 1 Capital (to Risk- Weighted Assets):
Consolidated	$114,490	14.6%	$31,289	4.0%	N/A	N/A
Middleburg Bank	110,217	14.1%	31,209	4.0%	$46,813	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$114,490	9.4%	$48,550	4.0%	N/A	N/A
Middleburg Bank	110,217	9.1%	48,484	4.0%	$60,605	5.0%

Note 18.	Goodwill and Intangibles Assets

As of December 31, 2014, goodwill and intangible assets relate to the Company’s acquisition of Middleburg Trust Company and Middleburg Investment Advisors. On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage and on this date the related goodwill was eliminated. As of December 31, 2013, goodwill and intangible assets relate to the Company’s acquisition of Middleburg Trust Company and Middleburg Investment Advisors and the consolidation of Southern Trust Mortgage.

Goodwill is not amortized and the Company is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, the Company determines that it is more likely than not that the fair value is less than its carrying amount. If the likelihood of impairment is more than 50%, the Company must perform a test for impairment and may be required to record impairment charges.

As of December 31, 2013, the Company recorded a $500,000 goodwill impairment charge related to Southern Trust Mortgage which is reflected on the consolidated statements of income for 2013.  Identifiable intangible assets are being amortized over the period of expected benefit, which is 15 years.

Information concerning goodwill and intangible assets is presented in the following table:

	December 31, 2014		December 31, 2013
(Dollars In thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Identifiable intangibles	$3,734	$3,348	$3,734	$3,177
Unamortizable goodwill	3,421	—	4,789	—

Amortization expense of intangible assets for each of the three years ended December 31, 2014, 2013, and 2012 totaled $171,000.  Estimated amortization expense of identifiable intangibles for the years ended December 31 follows:

(Dollars in thousands)
2015	$171
2016	171
2017	44
$386

Note 19.	Subordinated Notes

On December 12, 2003, MFC Capital Trust II, a wholly owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities.  On December 19, 2003, $5.0 million of trust-preferred securities were issued through a pooled underwriting totaling approximately $344 million.  The securities have a LIBOR-indexed floating rate of interest.

During 2014, the interest rates ranged from 3.07% to 3.09%.  For the year ended December 31, 2014, the weighted-average interest rate was 3.08%.  The securities have a mandatory redemption date of January 23, 2034, and are subject to varying call provisions beginning January 23, 2009. The principal asset of the trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.  See Note 24 for information regarding an interest rate swap entered into by the Company to manage the cash flows associated with these trust preferred securities.

The trust-preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 Capital after its inclusion.  The portion of the trust-preferred securities not considered as Tier 1 Capital may be included in Tier 2 Capital.  On December 31, 2014, all of the Company’s trust-preferred securities are included in Tier I Capital.

The obligations of the Company with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Company of the trusts’ obligations with respect to the Capital Securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities. There were no deferred interest payments on our junior subordinated debt securities at December 31, 2014, 2013 and 2012.

Note 20.	Ownership of Southern Trust Mortgage

In May 2008, Middleburg Bank acquired the membership interest units of one of the partners of Southern Trust Mortgage for $1.6 million.  As a result, the Company’s ownership interest exceeded 50% of the issued and outstanding membership units.  At December 31, 2013, the Company owned 62.3% of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank. On May 15, 2014, the Company sold 100% of its ownership interest in Southern Trust Mortgage.

Note 21.	Condensed Financial Information – Parent Corporation Only

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2014	2013
ASSETS
Cash on deposit with subsidiary bank	$563	$638
Money market fund	—	8
Investment securities available for sale	—	44
Investment in subsidiaries	124,242	115,444
Other assets	2,651	1,650
TOTAL ASSETS	$127,456	$117,784
LIABILITIES
Subordinated notes	$5,155	$5,155
Other liabilities	267	54
TOTAL LIABILITIES	5,422	5,209
SHAREHOLDERS' EQUITY
Common stock	17,494	17,403
Capital surplus	44,892	44,251
Retained earnings	55,854	50,689
Accumulated other comprehensive income, net	3,794	232
TOTAL SHAREHOLDERS' EQUITY	122,034	112,575
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$127,456	$117,784

STATEMENTS OF INCOME
	Year End December 31,
(Dollars in thousands)	2014	2013	2012
INCOME:
Dividends from subsidiaries	$3,440	$2,670	$1,880
Interest and dividends from investments	15	—	—
Other income	—	41	37
Total income	3,455	2,711	1,917
EXPENSES:
Salaries and employee benefits	746	671	517
Legal and professional fees	56	20	27
Directors fees	280	279	251
Interest expense	279	279	280
Other	401	361	416
Total expenses	1,762	1,610	1,491
Income before allocated tax benefits and undistributed income of subsidiaries	1,693	1,101	426
Income tax benefit	(753)	(542)	(559)
Income before equity in undistributed income of subsidiaries	2,446	1,643	985
Equity in undistributed income of subsidiaries	5,138	4,511	5,501
Net income	$7,584	$6,154	$6,486

STATEMENTS OF CASH FLOWS
	December 31,
(Dollars in thousands)	2014	2013	2012
Cash Flows from Operating Activities
Net income	$7,584	$6,154	$6,486
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(5,138)	(4,511)	(5,501)
Share-based compensation	426	492	440
Increase in other assets	(1,099)	(87)	(112)
Increase (decrease) in other liabilities	213	2	(2)
Net cash provided by operating activities	1,986	2,050	1,311
Cash Flows from Investing Activities
Proceeds from sales, calls and maturities of available for sale securities	44	—	—
Net cash provided by investing activities	44	—	—
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	394	39	—
Cash dividends paid on common stock	(2,419)	(1,700)	(1,408)
Repurchase of stock	(88)	(103)	(43)
Net cash (used in) financing activities	(2,113)	(1,764)	(1,451)
Increase (decrease) in cash and cash equivalents	(83)	286	(140)
Cash and Cash Equivalents at beginning of year	646	360	500
Cash and Cash Equivalents at end of year	$563	$646	$360

Note 22.	Segment Reporting

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

•
Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process through the Company's affiliation with Southern Trust Mortgage. The Company recognized gains on the sale of loans as part of other income. On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage and as a result, any mortgage banking activity for the Company subsequent to the sale date is included with the results of the retail banking segment. Any activity since the sale of Southern Trust Mortgage is considered to be immaterial and incidental to the Company's retail banking activities. The mortgage banking activities will continue to be evaluated and will be separately reported as a distinguishable segment if determined to be of significance to the reader of these financial statements or if the related operating results are believed to meet the quantitative tests for disclosure. Mortgage banking activities for the twelve months ended December 31, 2014 are the result of Southern Trust Mortgage activity that was consolidated with the Company through the date of sale.

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
Information about reportable segments and reconciliation to the consolidated financial statements follows:

	2014
(Dollars in thousands)	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$43,149	$14	$450	$(288)	$43,325
Wealth management fees	—	4,516	—	(154)	4,362
Other income	5,349	—	5,121	(46)	10,424
Total operating income	48,498	4,530	5,571	(488)	58,111
Expenses:
Interest expense	5,227	—	304	(288)	5,243
Salaries and employee benefits	16,567	2,262	3,772	—	22,601
Provision for loan losses	1,926	—	34	—	1,960
Other expense	15,818	1,140	1,722	(200)	18,480
Total operating expenses	39,538	3,402	5,832	(488)	48,284
Income before income taxes and non-controlling interest	8,960	1,128	(261)	—	9,827
Income tax expense	1,894	447	—	—	2,341
Net income	7,066	681	(261)	—	7,486
Non-controlling interest in consolidated subsidiary	—	—	98	—	98
Net income attributable to Middleburg Financial Corporation	$7,066	$681	$(163)	$—	$7,584
Total assets	$1,338,604	$12,953	$—	$(128,700)	$1,222,857
Capital expenditures	$911	$6	$3	$—	$920
Goodwill and other intangibles	$—	$3,807	$—	$—	$3,807

	2013
(Dollars in thousands)	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$43,702	$14	$1,773	$(1,217)	$44,272
Wealth management fees	—	4,139	—	(169)	3,970
Other income	4,527	—	16,473	(431)	20,569
Total operating income	48,229	4,153	18,246	(1,817)	68,811
Expenses:
Interest expense	6,444	—	1,340	(1,217)	6,567
Salaries and employee benefits	16,464	2,187	11,976	—	30,627
Provision for loan losses	105	—	4	—	109
Other expense	17,916	1,195	4,903	(600)	23,414
Total operating expenses	40,929	3,382	18,223	(1,817)	60,717
Income before income taxes and non-controlling interest	7,300	771	23	—	8,094
Income tax expense	1,608	323	—	—	1,931
Net income	5,692	448	23	—	6,163
Non-controlling interest in consolidated subsidiary	—	—	(9)	—	(9)
Net income attributable to Middleburg Financial Corporation	$5,692	$448	$14	$—	$6,154
Total assets	$1,222,837	$5,909	$41,745	$(42,738)	$1,227,753
Capital expenditures	$895	$—	$33	$—	$928
Goodwill and other intangibles	$—	$3,979	$1,367	$—	$5,346

	2012
(Dollars in thousands)	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$46,095	$10	$2,740	$(1,822)	$47,023
Wealth management fees	—	3,891	—	(140)	3,751
Other income	4,413	—	21,787	(497)	25,703
Total operating income	50,508	3,901	24,527	(2,459)	76,477
Expenses:
Interest expense	8,433	—	2,213	(1,822)	8,824
Salaries and employee benefits	15,678	2,208	12,531	—	30,417
Provision for loan losses	3,410	—	28	—	3,438
Other expense	17,413	1,300	5,766	(637)	23,842
Total operating expenses	44,934	3,508	20,538	(2,459)	66,521
Income before income taxes and non-controlling interest	5,574	393	3,989	—	9,956
Income tax expense	1,593	373	—	—	1,966
Net income	3,981	20	3,989	—	7,990
Non-controlling interest in consolidated subsidiary	—	—	(1,504)	—	(1,504)
Net income attributable to Middleburg Financial Corporation	$3,981	$20	$2,485	$—	$6,486
Total assets	$1,216,813	$6,416	$94,282	$(80,730)	$1,236,781
Capital expenditures	$947	$—	$98	$—	$1,045
Goodwill and other intangibles	$—	$4,150	$1,867	$—	$6,017

Note 23.	Capital Purchase Program and Stock Warrant

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share, at an initial exercise price of $15.85 per share. As a result of the completion of a public stock offering in 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101 and the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement. During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of December 31, 2014.

Note 24.	Derivatives

The Company utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Company accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Company designates each derivative instrument at the inception of the derivative transaction in accordance with this guidance. Information concerning each of the Company's categories of derivatives as of December 31, 2014 and 2013 is presented below.

Derivatives designated as cash flow hedges

During 2010, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap was designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s trust preferred capital securities described in Note 19, “Subordinated Notes”.  The swap hedges the cash flow associated with the trust preferred capital notes wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty.  The swap is calculated on a notional amount of $5.2 million.  The term of the swap is 10 years and commenced on October 23, 2010.  The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

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

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other income or other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, hedge ineffectiveness for this interest rate swap of $6,000 was identified during 2014 and is classified as other operating expenses on the consolidated statements of income.

The amounts included in accumulated other comprehensive income (loss) as unrealized losses (market value net of tax) were $185,000 and $29,000 as of December 31, 2014 and 2013, respectively.

Information concerning the derivative designated as a cash flow hedge at December 31, 2014 and 2013 is presented in the following tables:

	December 31, 2014
(Dollars in thousands)	Positions (#)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$213	0.23%	2.59%	5.8
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$74	0.16%	1.43%	4.0

	December 31, 2013
(Dollars in thousands)	Positions (#)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$72	0.23%	2.59%	6.8
Pay fixed - receive floating interest rate swap	1	$10,000	$102	$—	0.17%	1.43%	5.0

Derivatives designated as fair value hedges

The Company will from time to time utilize derivatives to limit exposure to the variability of fair market values of certain financial instruments. Information below is presented on derivatives designated as fair value hedges as of December 31, 2014 and 2013.

Mortgage banking activities
As a result of the Company's affiliation with Southern Trust Mortgage, and as part of the related mortgage banking activities, Southern Trust Mortgage entered into interest rate lock commitments which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked the interest rate. The period of time between the origination of a loan commitment and closing and sale of the loan generally ranges from 60 to 120 days. Southern Trust Mortgage either locked the loan and associated rate in with an investor and committed to deliver the loan only if settlement occurs ("best efforts delivery") or it committed to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Because of the high correlation between best efforts delivery contracts and interest rate lock commitments, no gain or loss was recognized on best efforts contracts and any resulting interest rate risk associated with these transactions was borne by the ultimate purchaser of the loan. Accordingly, as of December 31, 2013, the Company did not designate best efforts delivery contracts and the related interest rate lock commitments as hedging instruments (See discussion below under "Derivatives not designated as hedging instruments"). On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage and as a result, on this date, this activity ceased.

Mandatory delivery of mortgage loans
For the portion of interest rate lock commitments that were designated to be delivered under a mandatory delivery method, the Company, through its affiliation with Southern Trust Mortgage, bore the risk of changes in value of the commitment from the time a rate was locked with the mortgage customer until a loan was closed and ultimately sold to an investor. To mitigate this risk, the Company entered into forward sales contracts of mortgage backed securities ("MBS") with similar characteristics to the rate lock commitments. Both the rate lock commitments and the associated forward sales contracts were designated as fair value hedges by the Company as of December 31, 2013. On May 15, 2014, the Company sold all of its ownership interest in Southern Trust Mortgage and as a result, on this date, this activity ceased. Until the sate of sale, rate lock commitments and forward sales contracts of MBS were recorded at fair value with changes in fair value recorded through non-interest income on the consolidated statements of income.

The notional amount of interest rate lock commitments related to mandatory delivery methods totaled $22.2 million at December 31, 2013. This represented a total of 110 open interest rate lock commitments under mandatory delivery at December 31, 2013. The fair value of the open interest rate lock commitments under mandatory delivery at December 31, 2013 were $16,000.

At December 31, 2013, Southern Trust Mortgage had 27 open forward sales contracts of MBS with a notional value of $33.0 million. The fair value of these open forward sales contracts was $202,000 at December 31, 2013. Certain additional risks could arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. At December 31, 2013, we did not expect any counterparty to fail to meet its obligations. Additional risks inherent in mandatory delivery programs include the risk that if Southern Trust Mortgage did not close the loans subject to interest rate lock commitments, they would be obligated to deliver MBS to the counterparty under the forward sales agreement. If this would have been required, Southern Trust Mortgage could have incurred significant costs in acquiring replacement loans or MBS. On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage and as a result, on this date, this activity ceased.

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

As of December 31, 2013, the notional amount of open best efforts interest rate lock commitments was $103.5 million. The related notional amounts of open forward sales commitments to investors as of December 31, 2013 was $114.4 million.

The market value of best effort rate lock commitments and best efforts forward delivery contracts is not readily ascertainable with precision because the rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

Since the time between when a loan is locked under a best efforts contract and delivery of that loan to an investor is short, and the investor has committed to purchase the loan at an agreed-upon price, if it settles, we have concluded that the difference between the fair value of the loans and the fair value of the best efforts commitments was not material.

On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage and as a result, on this date, this activity ceased.

Two-way client loan swaps
During the fourth quarter of 2014 and 2012, the Company entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on an identical notional amount at a fixed interest rate. At the same time, the Company agrees to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our clients to effectively convert a variable rate loan into a fixed rate loan. Because the Company acts as an intermediary for our customers, changes in the fair value of the underlying derivatives contracts offset each other and do not significantly impact our results of operations. The Company had no undesignated interest rate swaps at December 31, 2014 and December 31, 2013.

Certain additional risks arise from interest rate swap contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. We do not expect any counterparty to fail to meet its obligations.

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	December 31, 2014
(Dollars in thousands)	Positions (#)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$4,002	$—	$19	1 month LIBOR plus 200 BP	3.90%	12.9
Pay fixed - receive floating interest rate swap	1	1,747	—	31	1 month LIBOR plus 180 BP	4.09%	9.9
Pay floating - receive fixed interest rate swap	1	4,002	19	—	3.90%	1 month LIBOR plus 200 BP	12.9
Pay floating - receive fixed interest rate swap	1	1,747	31	—	4.09%	1 month LIBOR plus 180 BP	9.9
Total derivatives not designated		$11,498	$50	$50

	December 31, 2013
(Dollars in thousands)	Positions (#)	Notional Amount (in thousands)	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$4,235	$—	$232	1 month LIBOR plus 200 BP	3.90%	13.9
Pay floating - receive fixed interest rate swap	1	4,235	232	—	3.90%	1 month LIBOR plus 200 BP	13.9
Total derivatives not designated		$8,470	$232	$232

Note 25.     Accumulated Other Comprehensive Income (Loss)

The following table presents information on changes in accumulated other comprehensive income (loss) for the periods indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2011	$4,133	$(207)	$3,926
Unrealized holding gains (net of tax of $1,511)	2,932	—	2,932
Reclassification adjustment (net of tax, $151)	(294)	—	(294)
Unrealized loss on interest rate swap (net of tax, $50)	—	(97)	(97)
Balance December 31, 2012	6,771	(304)	6,467
Unrealized holding losses (net of tax of $3,212)	(6,234)	—	(6,234)
Reclassification adjustment (net of tax, $142)	(276)	—	(276)
Unrealized gain on interest rate swap (net of tax, $142)	—	275	275
Balance December 31, 2013	261	(29)	232
Unrealized holding losses (net of tax of $1,979)	3,841	—	3,841
Reclassification adjustment (net of tax, $63)	(123)	—	(123)
Unrealized gain on interest rate swap (net of tax, $82)	—	(160)	(160)
Reclassification adjustment (net of tax, $2)	—	4	4
Balance December 31, 2014	$3,979	$(185)	$3,794

The following table presents information related to reclassifications from accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Income

(Dollars in thousands)	2014	2013	2012
Securities available for sale (1):
Net securities gains reclassified into earnings	$(186)	$(418)	$(445)	Gain on securities available for sale
Related income tax expense	63	142	151	Income tax expense
Derivatives (2):
Loss on interest rate swap ineffectiveness	6	—	—	Other operating expense
Related income tax benefit	(2)	—	—	Income tax expense
Net effect on accumulated other comprehensive income for the period	(119)	(276)	(294)	Net of tax
Total reclassifications for the period	$(119)	$(276)	$(294)	Net of tax
(1)    For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".
(2)    For more information related to unrealized losses on derivatives, see Note 24, "Derivatives".

51