Form 10-Q
period 2015-03-31
MIDDLEBURG FINANCIAL CORP
filed 2015-05-11
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,163,255 shares of Common Stock as of May 8, 2015.

 MIDDLEBURG FINANCIAL CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

PART I

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
	(Unaudited)
	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$6,652	$7,396
Interest bearing deposits with other banks	76,646	47,626
Total cash and cash equivalents	83,298	55,022
Securities held to maturity, fair value of $1,417 and $1,397, respectively	1,500	1,500
Securities available for sale, at fair value	355,864	348,263
Restricted securities, at cost	5,774	5,279
Loans, net of allowance for loan losses of $12,024 and $11,786, respectively	749,891	743,060
Premises and equipment, net	17,904	18,104
Goodwill and identified intangibles, net	3,765	3,807
Other real estate owned, net of valuation allowance of $663 and $755, respectively	3,402	4,051
Bank owned life insurance	22,777	22,617
Accrued interest receivable and other assets	21,212	21,154
TOTAL ASSETS	$1,265,387	$1,222,857
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$253,225	$216,912
Savings and interest bearing demand deposits	532,934	523,230
Time deposits	235,038	248,938
Total deposits	1,021,197	989,080
Securities sold under agreements to repurchase	31,040	38,551
Federal Home Loan Bank borrowings	70,000	55,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	13,170	13,037
TOTAL LIABILITIES	1,140,562	1,100,823
Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized; 7,127,105 and 7,131,643 issued and outstanding, respectively)	17,511	17,494
Capital surplus	44,923	44,892
Retained earnings	57,589	55,854
Accumulated other comprehensive income	4,802	3,794
TOTAL SHAREHOLDERS' EQUITY	124,825	122,034
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,265,387	$1,222,857

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
	(Unaudited)
	For the Three Months Ended March 31,
	2015	2014
INTEREST INCOME
Interest and fees on loans	$8,243	$8,806
Interest and dividends on securities
Taxable	1,906	1,617
Tax-exempt	461	584
Dividends	59	73
Interest on deposits with other banks and federal funds sold	30	26
Total interest and dividend income	10,699	11,106
INTEREST EXPENSE
Interest on deposits	855	1,002
Interest on securities sold under agreements to repurchase	45	80
Interest on FHLB borrowings and other debt	168	313
Total interest expense	1,068	1,395
NET INTEREST INCOME	9,631	9,711
Provision for loan losses	450	888
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,181	8,823
NON-INTEREST INCOME
Service charges on deposit accounts	558	557
Trust services income	1,218	1,048
Gains on sales of loans held for sale	—	2,942
Gains on sales of securities available for sale, net	101	63
Commissions on investment sales	129	140
Bank owned life insurance	160	162
Other operating income	842	969
Total non-interest income	3,008	5,881
NON-INTEREST EXPENSE
Salaries and employee benefits	4,848	7,033
Occupancy and equipment	1,339	1,900
Advertising	133	163
Computer operations	490	458
Other real estate owned	67	167
Other taxes	223	197
Federal deposit insurance	211	238
Other operating expenses	1,589	1,979
Total non-interest expense	8,900	12,135
Income before income taxes	3,289	2,569
Income tax expense	841	749
NET INCOME	2,448	1,820
Net loss attributable to non-controlling interest	—	157
Net income attributable to Middleburg Financial Corporation	$2,448	$1,977
Earnings per share:
Basic	$0.34	$0.28
Diluted	$0.34	$0.28

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
	(Unaudited)
	For the Three Months Ended March 31,
	2015	2014

Net income	$2,448	$1,820
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of tax of ($583) and ($848), respectively	1,136	1,647
Reclassification adjustment for gains included in net income, net of tax of $34, and $21, respectively	(67)	(42)
Unrealized loss on interest rate swaps, net of tax of $29 and $4, respectively	(57)	(9)
Reclassification adjustment for gain on interest rate swap ineffectiveness included in net income, net of tax of $2, and $0, respectively	(4)	—
Total other comprehensive income	1,008	1,596
Total comprehensive income	3,456	3,416
Comprehensive income attributable to non-controlling interest	—	(9)
Comprehensive income attributable to Middleburg Financial Corporation	$3,456	$3,407

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended March 31, 2015 and 2014
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance December 31, 2013	$17,403	$44,251	$50,689	$232	$2,498	$115,073

Net income	—	—	1,977	—	(157)	1,820
Other comprehensive income, net of tax	—	—	—	1,596	—	1,596
Cash dividends declared ($0.07 per share)	—	—	(495)	—	—	(495)
Distributions to non-controlling interest	—	—	—	—	(29)	(29)
Exercise of stock options (4,921 shares)	12	79	—	—	—	91
Share-based compensation	—	96	—	—	—	96
Balance March 31, 2014	$17,415	$44,426	$52,171	$1,828	$2,312	$118,152

Balance December 31, 2014	$17,494	$44,892	$55,854	$3,794	$—	$122,034

Net income	—	—	2,448	—	—	2,448
Other comprehensive income, net of tax	—	—	—	1,008	—	1,008
Cash dividends ($0.10 per share)	—	—	(713)	—	—	(713)
Restricted stock vesting (11,125 shares)	28	(28)	—	—	—	—
Repurchase of restricted stock (4,538 shares)	(11)	(71)	—	—	—	(82)
Share-based compensation	—	130	—	—	—	130
Balance March 31, 2015	$17,511	$44,923	$57,589	$4,802	$—	$124,825

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$2,448	$1,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	597	526
Provision for loan losses	450	888
Gain on sales of securities available for sale, net	(101)	(63)
Loss on disposal of assets, net	—	1
Premium amortization on securities, net	852	714
Decrease in loans held for sale, net	—	1,374
Share-based compensation	130	96
Loss on sale of other real estate owned and repossessed assets, net	30	—
Valuation adjustment on other real estate owned	20	116
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,102)	3,193
Increase in other liabilities	133	647
Net cash provided by operating activities	$3,457	$9,312
Cash Flows from Investing Activities
Proceeds from maturity, calls principal repayments and sales of securities available for sale	28,550	43,618
Purchase of securities available for sale	(35,276)	(38,934)
Redemption (purchase) of restricted stock, net	(495)	376
Purchases of bank premises and equipment, net	(151)	(154)
Origination of loans, net	(7,281)	(4,999)
Proceeds from sale of other real estate owned and repossessed assets	661	—
Net cash used in investing activities	$(13,992)	$(93)
Cash Flows from Financing Activities
Increase (decrease) in demand, interest-bearing demand and savings deposits	$46,017	$(8,425)
Decrease in time deposits	(13,900)	(12,720)
Decrease in securities sold under agreements to repurchase	(7,511)	(1,922)
Increase in FHLB borrowings	15,000	—
Distributions to non-controlling interest	—	(29)
Payment of dividends on common stock	(713)	(495)
Proceeds from issuance of common stock, net	—	91
Repurchase of common stock	(82)	—
Net cash provided by (used in) financing activities	$38,811	$(23,500)
Increase (decrease) in cash and and cash equivalents	28,276	(14,281)
Cash and cash equivalents at beginning of the period	55,022	67,343
Cash and cash equivalents at end of the period	$83,298	$53,062
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,073	$1,445
Income taxes	$270	$425
Supplemental Disclosure of Non-Cash Transactions
Unrealized gain on securities available for sale	$1,618	$2,432
Change in market value of interest rate swap	$(92)	$(13)
Transfer of loans to other real estate owned and repossessed assets	$—	$1,183

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.        General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2015 and December 31, 2014, the results of operations, comprehensive income, changes in shareholders' equity and cash flows for the three months ended March 31, 2015 and 2014, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued.  Management has concluded there were no additional material subsequent events to be disclosed.

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation. The amounts of these items are not considered to be material variations from the original classifications and presentations.

On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage to a consortium of banks and the President of Southern Trust Mortgage. While the Company no longer has a direct financial interest in Southern Trust Mortgage, the Company has maintained a warehouse participation agreement with Southern Trust Mortgage in the amount of $17.00 million, which is reflected in loans net of allowance for loan losses on the Company's consolidated balance sheets.

Note 2.        Share-Based Compensation Plan

The Company sponsors one share-based compensation plan, the 2006 Equity Compensation Plan, which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards, and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006, and has succeeded the Company’s 1997 Stock Incentive Plan.  Under the plan, the Company may grant share-based compensation to its directors, officers, employees, and other persons the Company determines have contributed to the profits or growth of the Company.  The number of shares reserved for issuance total 430,000 shares.

For the three months ended March 31, 2015, and 2014, the Company recorded $130,000 and $96,000, respectively, in share-based compensation expense. As of March 31, 2015, there was $1.3 million of total unrecognized compensation expense related to non-vested restricted awards under the 2006 Equity Compensation Plan. For the three months ended March 31, 2015, the Company recorded no compensation expense related to option awards. As of March 31, 2015 all outstanding option awards were previously vested and, accordingly, there was no unrecognized compensation expense as of March 31, 2015.

The aggregate intrinsic value, noted in the tables below, represents the amount by which the current market value of the underlying stock exceeds the exercise price as of March 31, 2015. Given there is no exercise price for restricted stock, the amount is equal to the current market value of the stock. This amount changes based on changes in the market value of the Company’s common stock.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan:

	March 31, 2015
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2014	134,108	$16.66
Granted	—	—
Vested	(11,125)	15.06
Forfeited	—	—
Non-vested at March 31, 2015	122,983	$16.80	$2,251

The weighted-average remaining contractual term for non-vested service award grants at March 31, 2015, was 3.40 years.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan and remaining outstanding unexercised options under the 1997 Stock Incentive Plan.

	March 31, 2015
	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	30,012	$14.00	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2015	30,012	$14.00	$129
Options exercisable at March 31, 2015	30,012	$14.00	$129

As of March 31, 2015, options outstanding and exercisable are summarized as follows:

Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Options Exercisable
$14.00	25,012	3.96	25,012
$14.00	5,000	4.59	5,000
$14.00	30,012	4.06	30,012

Note 3.        Securities

Amortized costs and fair values of securities held to maturity are summarized as follows.

	March 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$1,500	$—	$(83)	$1,417
Total	$1,500	$—	$(83)	$1,417

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$1,500	$—	$(103)	$1,397
Total	$1,500	$—	$(103)	$1,397

The amortized cost and fair value of securities held to maturity as of March 31, 2015, by contractual maturity are shown below.

	March 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value
Held to Maturity
Due after ten years	$1,500	$1,417
Total	$1,500	$1,417

Amortized costs and fair values of securities available for sale are summarized as follows:

	March 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$42,122	$603	$(74)	$42,651
U.S. Treasury securities	50	—	—	50
Obligations of states and political subdivisions	70,587	2,493	(231)	72,849
Mortgage-backed securities:
Agency	149,691	5,194	(411)	154,474
Non-agency	23,552	71	(62)	23,561
Other asset backed securities	46,159	755	(199)	46,715
Corporate securities	16,055	29	(520)	15,564
Total	$348,216	$9,145	$(1,497)	$355,864

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$41,317	$283	$(203)	$41,397
Obligations of states and political subdivisions	55,541	2,408	(209)	57,740
Mortgage-backed securities:
Agency	169,257	4,698	(742)	173,213
Non-agency	28,235	115	(227)	28,123
Other asset backed securities	31,338	433	(58)	31,713
Corporate securities	16,545	131	(599)	16,077
Total	$342,233	$8,068	$(2,038)	$348,263

The amortized cost and fair value of securities available for sale as of March 31, 2015, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	March 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$614	$617
Due after one year through five years	9,901	10,262
Due after five years through ten years	26,300	26,519
Due after ten years	91,999	93,716
Mortgage-backed securities	173,243	178,035
Other asset backed securities	46,159	46,715
Total	$348,216	$355,864

Proceeds from sales of securities during the three months ended March 31, 2015, were $8.4 million.  Gross gains of $118,000 and gross losses of $17,000 were realized on those sales, respectively.  The tax expense applicable to these net realized gains amounted to $34,000.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $106.1 million and $125.7 million at March 31, 2015 and December 31, 2014, respectively.

Investments in an unrealized loss position that are temporarily impaired are as follows:

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
March 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to Maturity
Obligations of states and political subdivisions	$1,417	$(83)	$—	$—	$1,417	$(83)
Total	$1,417	$(83)	$—	$—	$1,417	$(83)

Available for Sale
U.S. government agencies	$4,562	$(35)	$1,995	$(39)	$6,557	$(74)
Obligations of states and political subdivisions	13,114	(40)	3,566	(191)	16,680	(231)
Mortgage-backed securities:
Agency	16,592	(225)	7,242	(186)	23,834	(411)
Non-agency	12,202	(62)	3	—	12,205	(62)
Other asset backed securities	6,077	(38)	10,633	(161)	16,710	(199)
Corporate securities	8,546	(249)	2,729	(271)	11,275	(520)
Total	$61,093	$(649)	$26,168	$(848)	$87,261	$(1,497)

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to Maturity
Obligations of states and political subdivisions	$1,397	$(103)	$—	$—	$1,397	$(103)
Total	$1,397	$(103)	$—	$—	$1,397	$(103)

Available for Sale
U.S. government agencies	$15,331	$(65)	$5,833	$(138)	$21,164	$(203)
Obligations of states and political subdivisions	2,780	(14)	3,456	(195)	6,236	(209)
Mortgage-backed securities:
Agency	28,065	(327)	11,027	(415)	39,092	(742)
Non-agency	15,488	(167)	4,730	(60)	20,218	(227)
Other asset backed securities	6,594	(45)	1,077	(13)	7,671	(58)
Corporate securities	9,192	(391)	792	(208)	9,984	(599)
Total	$77,450	$(1,009)	$26,915	$(1,029)	$104,365	$(2,038)

A total of 100 securities have been identified by the Company as temporarily impaired at March 31, 2015.  Of the 100 securities, 98 are investment grade and two are speculative grade.  Mortgage-backed securities, municipal securities and corporate securities make up the majority of the gross unrealized losses for temporarily impaired securities at March 31, 2015.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of March 31, 2015.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s consolidated income statement and balance sheet.

Other-than-temporary impairment losses

At March 31, 2015, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity. For debt securities related to corporate securities, the Company determined that there was no other adverse change in the cash flows as viewed by a market participant; therefore, the Company does not consider the investments in these assets to be other-than-temporarily impaired at March 31, 2015.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future. For the three months ended March 31, 2015 and the year ended December 31, 2014, no credit related impairment losses were recognized by the Company.

The Company’s investment in FHLB stock totaled $4.1 million and $3.6 million at March 31, 2015 and December 31, 2014, respectively.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2015, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the consolidated balance sheets and is not part of the available for sale portfolio.

The Company also has an investment in Federal Reserve Bank (“FRB”) stock which totaled $1.7 million at March 31, 2015 and December 31, 2014, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2015 and no impairment has been recognized. FRB stock is shown in the restricted securities line item on the consolidated balance sheets and is not part of the available for sale securities portfolio.

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

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
Real estate loans:
Construction	$36,702	4.8%	$33,050	4.4%
Secured by farmland	19,615	2.6	19,708	2.6
Secured by 1-4 family residential	267,287	35.1	265,216	35.1
Other real estate loans	253,246	33.2	255,236	33.8
Commercial loans	165,757	21.8	163,269	21.6
Consumer loans	19,308	2.5	18,367	2.5
Total Gross Loans (1)	$761,915	100.0%	$754,846	100.0%
Less allowance for loan losses	12,024		11,786
Net loans	$749,891		$743,060

(1)	Includes net deferred loan costs and premiums of $3.2 million and $3.0 million, respectively.

The following tables present a contractual aging of the recorded investment in past due loans by class of loans:

	March 31, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$—	$—	$—	$36,702	$36,702
Secured by farmland	—	—	—	—	19,615	19,615
Secured by 1-4 family residential	1,130	203	795	2,128	265,159	267,287
Other real estate loans	—	809	—	809	252,437	253,246
Commercial loans	8	—	74	82	165,675	165,757
Consumer loans	12	3	3,000	3,015	16,293	19,308
Total	$1,150	$1,015	$3,869	$6,034	$755,881	$761,915

	December 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$—	$—	$—	$33,050	$33,050
Secured by farmland	—	—	—	—	19,708	19,708
Secured by 1-4 family residential	819	—	548	1,367	263,849	265,216
Other real estate loans	—	—	—	—	255,236	255,236
Commercial loans	138	—	320	458	162,811	163,269
Consumer loans	16	1	3,003	3,020	15,347	18,367
Total	$973	$1	$3,871	$4,845	$750,001	$754,846

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
Real estate loans:
Construction	$235	$—	$247	$—
Secured by 1-4 family residential	4,881	—	4,932	—
Other real estate loans	1,463	—	1,472	—
Commercial loans	46	74	290	30
Consumer loans	3,000	—	3,003	—
Total	$9,625	$74	$9,944	$30

If interest on nonaccrual loans had been accrued, such income would have approximated $112,500 and $544,000 for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

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

The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system:

March 31, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$29,399	$11,112	$257,340	$230,324	$162,476	$16,252	$706,903
Special Mention	6,728	7,903	1,513	14,386	3,019	14	33,563
Substandard	575	600	7,733	8,536	262	3,041	20,747
Doubtful	—	—	701	—	—	—	701
Loss	—	—	—	—	—	1	1
Ending Balance	$36,702	$19,615	$267,287	$253,246	$165,757	$19,308	$761,915

December 31, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$25,637	$11,203	$255,898	$232,169	$159,595	$15,310	$699,812
Special Mention	6,764	7,903	1,518	15,687	3,059	18	34,949
Substandard	649	602	7,348	7,380	369	3,019	19,367
Doubtful	—	—	452	—	246	3	701
Loss	—	—	—	—	—	17	17
Ending Balance	$33,050	$19,708	$265,216	$255,236	$163,269	$18,367	$754,846

The following tables present loans individually evaluated for impairment by class of loan:

	March 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$123	$123	$—	$134	$—
Secured by farmland	7,903	7,903	—	7,903	112
Secured by 1-4 family residential	1,398	1,526	—	1,507	—
Other real estate loans	272	272	—	287	—
Commercial loans	444	444	—	452	4
Consumer loans	—	—	—	—	—
Total with no related allowance	$10,140	$10,268	$—	$10,283	$116
With an allowance recorded:
Real estate loans:
Construction	$112	$112	$63	$122	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,954	4,006	1,339	3,962	4
Other real estate loans	4,238	4,238	455	4,315	39
Commercial loans	346	346	50	391	5
Consumer loans	3,000	3,000	1,000	3,000	—
Total with a related allowance	$11,650	$11,702	$2,907	$11,790	$48
Total	$21,790	$21,970	$2,907	$22,073	$164

	December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$131	$131	$—	$138	$—
Secured by farmland	7,903	7,903	—	7,903	—
Secured by 1-4 family residential	1,919	2,047	—	2,032	16
Other real estate loans	3,289	3,289	—	3,352	104
Commercial loans	448	448	—	454	18
Consumer loans	—	—	—	—	—
Total with no related allowance	$13,690	$13,818	$—	$13,879	$138
With an allowance recorded:
Real estate loans:
Construction	$115	$115	$66	$124	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,694	3,746	1,370	3,704	11
Other real estate loans	1,242	1,242	294	1,260	69
Commercial loans	398	1,248	292	783	7
Consumer loans	3,019	3,019	647	3,021	2
Total with a related allowance	$8,468	$9,370	$2,669	$8,892	$89
Total	$22,158	$23,188	$2,669	$22,771	$227

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

Included in certain loan categories of impaired loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at March 31, 2015 was $6.9 million of which $2.6 million were included in the Company’s nonaccrual loan totals at that date and $4.3 million represented loans performing as agreed according to the restructured terms. This compares with $6.9 million in total restructured loans at December 31, 2014.  The amount of the valuation allowance related to TDRs was $610,000 and $517,000 as of March 31, 2015 and December 31, 2014, respectively.

Loan modifications that were classified as TDRs during the three months ended March 31, 2015 and 2014 were as follows:

	Loans Modified as TDRs
	For the Three Months Ended March 31,
(Dollars in thousands)	2015			2014
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	—	$—	$—
Secured by farmland	—	—	—	—	—	—
Secured by 1-4 family residential	—	—	—	3	781	733
Other real estate loans	—	—	—	1	200	173
Total real estate loans	—	$—	$—	4	$981	$906
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	—	$—	$—	4	$981	$906

There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at March 31, 2015.

TDR payment defaults during three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2015		2014
Class of Loan	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate loans:
Construction	—	$—	—	$—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	—	—	3	297
Other real estate loans	—	—	—	—
Total real estate loans	—	$—	3	$297
Commercial loans	—	—	—	—
Consumer loans	—	—	—	—
Total	—	$—	3	$297

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

	March 31, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Charge-offs	—	—	—	—	(246)	(20)	(266)
Recoveries	9	—	19	15	5	6	54
Provision	8	6	188	(122)	(4)	374	450
Balance at March 31, 2015	$567	$185	$4,173	$3,809	$2,109	$1,181	$12,024
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$63	$—	$1,339	$455	$50	$1,000	$2,907
Collectively evaluated for impairment	504	185	2,834	3,354	2,059	181	9,117
Total ending allowance balance	$567	$185	$4,173	$3,809	$2,109	$1,181	$12,024
Loans:
Individually evaluated for impairment	$235	$7,903	$5,352	$4,510	$790	$3,000	$21,790
Collectively evaluated for impairment	36,467	11,712	261,935	248,736	164,967	16,308	740,125
Total ending loans balance	$36,702	$19,615	$267,287	$253,246	$165,757	$19,308	$761,915

	December 31, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2013	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Adjustment for the sale of majority interest in consolidated subsidiary	—	—	(95)	—	—	—	(95)
Charge-offs	(1,186)	—	(1,380)	(747)	(959)	(36)	(4,308)
Recoveries	258	—	342	110	104	95	909
Provision	631	13	(1,635)	1,047	1,319	585	1,960
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$66	$—	$1,370	$294	$292	$647	$2,669
Collectively evaluated for impairment	484	179	2,596	3,622	2,062	174	9,117
Total ending allowance balance	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Loans:
Individually evaluated for impairment	$246	$7,903	$5,613	$4,531	$846	$3,019	$22,158
Collectively evaluated for impairment	32,804	11,805	259,603	250,705	162,423	15,348	732,688
Total ending loans balance	$33,050	$19,708	$265,216	$255,236	$163,269	$18,367	$754,846

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

	For the Three Months Ended March 31,
	2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,127,910	$0.34	7,078,470	$0.28
Effect of dilutive securities:
Stock options, grants and warrant	7,052		11,739
Warrant	13,740		13,576
Earnings per share, diluted	7,148,702	$0.34	7,103,785	$0.28

The warrant and none of the stock options were considered anti-dilutive for the three months ended March 31, 2015 and 2014.

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

•
Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process through the Company's affiliation with Southern Trust Mortgage. The Company recognized gains on the sale of loans as part of other income. On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage and as a result, any mortgage banking activity for the Company subsequent to the sale date is included with the results of the retail banking segment. Any activity since the sale of Southern Trust Mortgage is considered to be immaterial and incidental to the Company's retail banking activities. The mortgage banking activities will continue to be evaluated and will be separately reported as a distinguishable segment if determined to be of significance to the reader of these financial statements or if the related operating results are believed to meet the quantitative tests for disclosure. Mortgage banking activities for the three months ended March 31, 2014 are the result of Southern Trust Mortgage activity that was consolidated with the Company through the date of sale.

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
The following tables represent reportable segment information for the three months ended March 31, 2015 and 2014, respectively:

	For the Three Months Ended					For the Three Months Ended
	March 31, 2015					March 31, 2014
(In Thousands)	Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$10,696	$3	$—	$—	$10,699	$11,013	$4	$287	$(198)	$11,106
Trust and investment fee income	—	1,259	—	(41)	1,218	—	1,086	—	(38)	1,048
Other income	1,790	—	—	—	1,790	1,746	—	3,113	(26)	4,833
Total operating income	12,486	1,262	—	(41)	13,707	12,759	1,090	3,400	(262)	16,987
Expenses:
Interest expense	1,068	—	—	—	1,068	1,395	—	198	(198)	1,395
Salaries and employee benefits	4,314	534	—	—	4,848	3,951	569	2,513	—	7,033
Provision for (recovery of) loan losses	450	—	—	—	450	926	—	(38)	—	888
Other	3,812	281	—	(41)	4,052	3,757	263	1,146	(64)	5,102
Total operating expenses	9,644	815	—	(41)	10,418	10,029	832	3,819	(262)	14,418
Income before income taxes and non-controlling interest	2,842	447	—	—	3,289	2,730	258	(419)	—	2,569
Income tax expense	674	167	—	—	841	644	105	—	—	749
Net Income	2,168	280	—	—	2,448	2,086	153	(419)	—	1,820
Non-controlling interest in income of consolidated subsidiary	—	—	—	—	—	—	—	157	—	157
Net income attributable to Middleburg Financial Corporation	$2,168	$280	$—	$—	$2,448	$2,086	$153	$(262)	—	$1,977
Total assets	$1,262,680	$6,312	$—	$(3,605)	$1,265,387	$1,204,499	$6,458	$40,284	$(42,829)	$1,208,412
Capital expenditures	$151	$—	$—	$—	$151	$143	$8	$3	$—	$154
Goodwill and other intangibles	$—	$3,765	$—	$—	$3,765	$—	$3,936	$1,367	$—	$5,303

Note 8.        Capital Purchase Program

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share, at an initial exercise price of $15.85 per share. As a result of the completion of a public stock offering in 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101 and the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement. During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of March 31, 2015.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)	March 31, 2015
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$42,651	$—	$42,651	$—
U.S. Treasury securities	50	—	50	—
Obligations of states and political subdivisions	72,849	—	72,849	—
Mortgage-backed securities:
Agency	154,474	—	154,474	—
Non-agency	23,561	—	23,561	—
Other asset backed securities	46,715	—	46,715	—
Corporate securities	15,564	—	15,564	—
Interest rate swaps	117	—	117	—
Liabilities:
Interest rate swaps	496	—	496	—

(Dollars in thousands)	December 31, 2014
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$41,397	$—	$41,397	$—
Obligations of states and political subdivisions	57,740	—	57,740	—
Mortgage-backed securities:
Agency	173,213	—	173,213	—
Non-agency	28,123	—	28,123	—
Other asset backed securities	31,713	—	31,713	—
Corporate securities	16,077	—	16,077
Interest rate swaps	50	—	50	—
Liabilities:
Interest rate swaps	337	—	337	—

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

For the purpose of evaluating the allowance for loan losses, new appraisals are discounted by 10% for estimated selling costs when determining the amount of specific reserves. Thereafter, for collateral-dependent impaired loans, we consider each loan on a case-by-case basis to determine whether or not the recorded values are appropriate given current market conditions. When necessary, new appraisals are obtained. If an appraisal is less than 12 months old, the only adjustment made is the 10% discount for selling costs. If an appraisal is older than 12 months, management will use judgment based on knowledge of current market values and specific facts surrounding any particular property to determine if an additional valuation adjustment may be necessary.

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

Repossessed Assets

The value of repossessed assets is determined by the Company based on marketability and other factors and is considered Level III.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in thousands)	March 31, 2015
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$8,743	$—	$4,008	$4,735
Other real estate owned	$3,402	$—	$3,402	$—
Repossessed assets (1)	$1,070	$—	$—	$1,070

(Dollars in thousands)	December 31, 2014
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$5,799	$—	$1,289	$4,510
Other real estate owned	$4,051	$—	$4,051	$—
Repossessed assets (1)	$1,132	$—	$—	$1,132
(1)    Included in other assets on the consolidated balance sheets.

The following table presents quantitative information as of March 31, 2015 and December 31, 2014 about Level III fair value measurements for assets measured at fair value on a non-recurring basis:

March 31, 2015	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$4,735	Discounted appraised value	Discount for age of appraisals	0% - 100% (7%)
Repossessed assets	$1,070	Market analysis	Historical sales activity	50%

December 31, 2014	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$4,510	Discounted appraised value	Discount for age of appraisals	0% - 100% (7%)
Repossessed assets	$1,132	Market analysis	Historical sales activity	50%

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

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2015 and December 31, 2014, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the tables below.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

(Dollars in thousands)	March 31, 2015
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$83,298	$83,298	$83,298	$—	$—
Securities held to maturity	1,500	1,417	—	1,417	—
Securities available for sale	355,864	355,864	—	355,864	—
Loans, net	749,891	759,103	—	4,008	755,095
Bank owned life insurance	22,777	22,777	—	22,777	—
Accrued interest receivable	4,332	4,332	—	4,332	—
Interest rate swaps	117	117	—	117	—
Financial liabilities:
Deposits	$1,021,197	$1,021,578	$—	$1,021,578	$—
Securities sold under agreements to repurchase	31,040	31,040	—	31,040	—
FHLB borrowings	70,000	69,948	—	69,948	—
Subordinated notes	5,155	5,151	—	5,151	—
Accrued interest payable	398	398	—	398	—
Interest rate swaps	496	496	—	496	—

(Dollars in thousands)	December 31, 2014
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$55,022	$55,022	$55,022	$—	$—
Securities held to maturity	1,500	1,397	—	1,397	—
Securities available for sale	348,263	348,263	—	348,263	—
Loans, net	743,060	751,572	—	1,289	750,283
Bank-owned life insurance	22,617	22,617	—	22,617	—
Accrued interest receivable	4,285	4,285	—	4,285	—
Interest rate swaps	50	50	—	50	—
Financial liabilities:
Deposits	$989,080	$989,563	$—	$989,563	$—
Securities sold under agreements to repurchase	38,551	38,551	—	38,551	—
FHLB borrowings	55,000	55,042	—	55,042	—
Subordinated notes	5,155	5,159	—	5,159	—
Accrued interest payable	403	403	—	403	—
Interest rate swaps	337	337	—	337	—

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

Note 10.        Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition", most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In April 2015, the FASB voted in favor of a one year deferral of the effective date of this amendment. An exposure draft is expected with a 30 day comment period. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings per share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

Note 11.        Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three months ended March 31, 2015 and 2014 were:

(Dollars in thousands)	Unrealized Gains on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance December 31, 2013	$261	$(29)	$232
Unrealized holding gains (net of tax, $848)	1,647	—	1,647
Reclassification adjustment (net of tax, $21)	(42)	—	(42)
Unrealized loss on interest rate swaps (net of tax, $4)	—	(9)	(9)
Balance March 31, 2014	$1,866	$(38)	$1,828

Balance December 31, 2014	$3,979	$(185)	$3,794
Unrealized holding gains (net of tax of $583)	1,136	—	1,136
Reclassification adjustment (net of tax, $34)	(67)	—	(67)
Unrealized loss on interest rate swap (net of tax, $29)	—	(57)	(57)
Reclassification adjustment, (net of tax of $2)	—	(4)	(4)
Balance March 31, 2015	$5,048	$(246)	$4,802

The following table presents information related to reclassifications from accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	For the Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Securities available for sale (1):
Net securities gains reclassified into earnings	$(101)	$(63)	Gain on securities available for sale
Related income tax expense	34	21	Income tax expense
Derivatives (2):
Gain on interest rate swap ineffectiveness	(6)	—	Other operating expenses
Related income tax expense	2	—	Income tax expense
Net effect on accumulated other comprehensive income	(71)	(42)	Net of tax
Total reclassifications	$(71)	$(42)	Net of tax
(1)    For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".
(2)    For more information related to unrealized losses on derivatives, see Note 12, "Derivatives".

Note 12.        Derivatives

The Company utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Company accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Company designates each derivative instrument at the inception of the derivative transaction in accordance with this guidance. Information concerning each of the Company's categories of derivatives as of March 31, 2015 and December 31, 2014 is presented below.

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

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, there was no hedge ineffectiveness identified for the three months ended March 31, 2015. At December 31, 2014 there was $6,000 of hedge ineffectiveness identified for this interest rate swap.

The amounts included in accumulated other comprehensive income (loss) as unrealized losses (market value net of tax) were $246,000 and $185,000 as of March 31, 2015 and December 31, 2014, respectively.

Information concerning the derivatives designated as a cash flow hedges at March 31, 2015 and December 31, 2014 is presented in the following tables:

	March 31, 2015
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$282	0.26%	2.59%	5.5
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$97	0.17%	1.43%	3.7

	December 31, 2014
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$213	0.23%	2.59%	5.8
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$74	0.16%	1.43%	4.0

Derivatives not designated as hedging instruments

Two-way client loan swaps

During the fourth quarter of 2014 and 2012, the Company entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on an identical notional amount at a fixed interest rate. At the same time, the Company agrees to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our clients to effectively convert a variable rate loan into a fixed rate loan. Because the Company acts as an intermediary for our customers, changes in the fair value of the underlying derivatives contracts offset each other and do not significantly impact our results of operations. The Company had no undesignated interest rate swaps at March 31, 2015 and December 31, 2014.

Certain additional risks arise from interest rate swap contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. We do not expect any counterparty to fail to meet its obligations.

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	March 31, 2015
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,942	$—	$49	1 month LIBOR plus 200 BP	3.90%	12.6
Pay fixed - receive floating interest rate swap	1	1,736	—	68	1 month LIBOR plus 180 BP	4.09%	9.6
Pay floating - receive fixed interest rate swap	1	3,942	49	—	3.90%	1 month LIBOR plus 200 BP	12.6
Pay floating - receive fixed interest rate swap	1	1,736	68	—	4.09%	1 month LIBOR plus 180 BP	9.6
Total derivatives not designated		$11,356	$117	$117

	December 31, 2014
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$4,002	$—	$19	1 month LIBOR plus 200 BP	3.90%	12.9
Pay fixed - receive floating interest rate swap	1	1,747	—	31	1 month LIBOR plus 180 BP	4.09%	9.9
Pay floating - receive fixed interest rate swap	1	4,002	19	—	3.90%	1 month LIBOR plus 200 BP	12.9
Pay floating - receive fixed interest rate swap	1	1,747	31	—	4.09%	1 month LIBOR plus 180 BP	9.9
Total derivatives not designated		$11,498	$50	$50

Note 13.        Other Real Estate Owned (OREO)

At March 31, 2015 and December 31, 2014, OREO balances were $3.4 million and $4.1 million, respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships, and are located primarily in the state of Virginia. Changes in the balance for OREO, net of valuation allowances, are as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Balance at the beginning of year, net	$4,051	$3,424
Transfers between loans and other real estate owned	—	3,301
Sales proceeds	(594)	(2,663)
Loss on disposition	(35)	(14)
Less valuation adjustments	(20)	3
Balance at the end of year, net	$3,402	$4,051

Expenses applicable to OREO, were $14,000 and $46,000 during the quarters ended March 31, 2015 and 2014, respectively.

The major classifications of OREO in the consolidated balance sheets at March 31, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Real estate loans:
Construction	$853	$871
Secured by farmland	—	—
Secured by 1-4 family residential	1,035	1,035
Other real estate loans	1,514	2,145
Total real estate loans	$3,402	$4,051

At March 31, 2015 and December 31, 2014, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process.

Note 14.        Low Income Housing Tax Credits

The Company has invested in three separate housing equity funds at March 31, 2015. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $6.42 million and $6.36 million at March 31, 2015 and December 31, 2014, respectively. The expected terms of these investments and the related tax benefits run through 2032. Tax credits and other tax benefits recognized during the quarters ended March 31, 2015 and 2014, were $123,000 and $78,000 related to these investments. Total projected tax credits to be received for 2015 are $409,000, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $6.77 million and $7.00 million at March 31, 2015 and December 31, 2014, respectively, and are included in other liabilities on the consolidated balance sheets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at March 31, 2015 and results of operations of the Company for the three months ended March 31, 2015 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2014 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Net income attributable to Middleburg Financial Corporation for the quarter ended March 31, 2015 increased 23.82% to $2.45 million from $1.98 million over the same period in 2014. Earnings per diluted share for the quarter ended March 31, 2015 were $0.34 per share compared to $0.28 per share for the same period in 2014.

Annualized return on average assets for the quarter ended March 31, 2015 was 0.80%, compared to 0.66% for the same period in 2014. Annualized return on average equity of Middleburg Financial Corporation for the quarter ended March 31, 2015 was 8.01%, compared to 6.99% for the same period in 2014.

The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, decreased from 3.54% for the quarter ended March 31, 2014 to 3.40% for the quarter ended March 31, 2015.

The provision for loan losses was $450,000 for the quarter ended March 31, 2015 compared to $888,000 for the same period in 2014.

Non-interest income for the quarter ended March 31, 2015 was lower by 48.85% compared to the quarter ended March 31, 2014 primarily due to no gains recorded on the sale of residential mortgage loans in the current period, stemming from the Company's sale of its majority interest in Southern Trust Mortgage during the second quarter of 2014.

Non-interest expense fell by 26.66% compared to the quarter ended March 31, 2014. Actions taken by the Company to reduce costs as well as the Company's sale of its interest in Southern Trust Mortgage during the second quarter of 2014 were the primary reasons for the decline in non-interest expense during the first quarter of 2015 compared to the same period in 2014.

The Company’s capital ratios remain well above regulatory minimum capital ratios as of March 31, 2015:

•	Tier 1 Leverage ratio was 9.76%, 5.76% over the regulatory minimum of 4.00%.

•	Common Equity Tier 1 ratio was 16.49%, 9.49% over the regulatory minimum of 7.00%.

•	Tier 1 Risk-Based Capital Ratio was 17.20%, 8.70% over the regulatory minimum of 8.50%

•	Total Risk Based Capital Ratio was 18.45%, 7.95% over the regulatory minimum of 10.50%.

At March 31, 2015, total assets were $1.27 billion, an increase of 3.48% since December 31, 2014.  Net loans held-for-investment increased by $6.83 million to $749.89 million, an increase of 0.92% since December 31, 2014. Total deposits were $1.02 billion, an increase of 3.25% since December 31, 2014. Non-maturity deposits, including demand, NOW and savings deposits increased $46.02 million from December 31, 2014 to $786.16 million at March 31, 2015.  Time deposits decreased by 5.58% or $13.90 million from December 31, 2014 to $235.04 million at March 31, 2015.

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

Middleburg Bank evaluates various loans individually for impairment as required by applicable accounting standards.  Loans evaluated individually for impairment include nonperforming loans, such as loans on nonaccrual, loans past due by 90 days or more, troubled debt restructurings and other loans selected by management.  The evaluations are based upon discounted cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment with a group of loans that have similar characteristics.

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

Goodwill and Intangibles

With the adoption of Accounting Standards Update 2011-08, "Intangible-Goodwill and Other-Testing Goodwill for Impairment", the Company is no longer required to perform a test for impairment unless, based on an assessment of qualitative factors related to goodwill, we determine that it is more likely than not that the fair value of each applicable reporting unit is less than its carrying amount. If the likelihood of impairment is more than 50%, the Company must perform a test for impairment and may be required to record impairment charges. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value with its carrying amount, including goodwill. If the carrying amount is greater than zero and its fair value exceeds its carrying amount, goodwill is considered not impaired; thus, the second step of the impairment test is unnecessary. If the carrying amount exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is recognized.

Management estimates fair value utilizing multiple methodologies which include discounted cash flows, comparable companies, third-party sale and assets under management analysis. Determining the fair value requires management to make judgments and assumptions related to various items, including estimates of future operating results, allocations of indirect expenses, and discount rates.  Management believes its estimates and assumptions are reasonable; however, the fair value could be different in the future if actual results or market conditions differ from the estimates and assumptions used.

The Company’s forecasted cash flows assume a stable economic environment and consistent long-term growth in assets under management over the projected periods.  Additionally, expenses are assumed to be consistently correlated with projected asset and revenue growth over the time periods projected.  Although we believe the key assumptions underlying the financial forecasts to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond the control of the Company.  Accordingly, there can be no assurance that the forecasted results will be realized and variations from the forecast may be material.  If weak economic conditions continue or worsen for a prolonged period of time, or if the reporting unit loses key personnel, the fair value may be adversely affected which may result in impairment of goodwill or other intangible assets in the future.  Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations.

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

Results of Operations

The Company's net income for the first quarter of 2015 was $2.45 million, an increase of $471,000 or 23.82% compared to the first quarter of 2014. For the first quarter of 2015, earnings per diluted share was $0.34 compared to earnings per diluted share of $0.28 for the first quarter of 2014.

The following tables reflect an analysis of the Company’s net interest income for the quarters ended March 31, 2015 and 2014 using the daily average balances of the Company’s assets and liabilities for the periods indicated. Nonaccrual loans are included in the loan balances.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$309,842	$1,965	2.57%	$276,914	$1,690	2.48%
Tax-exempt (1)	52,606	699	5.39%	60,936	885	5.88%
Total securities	$362,448	$2,664	2.98%	$337,850	$2,575	3.09%
Loans:
Taxable	$751,590	$8,237	4.44%	$759,073	$8,800	4.70%
Tax-exempt (1)	615	8	5.28%	652	9	5.60%
Total loans (3)	$752,205	$8,245	4.45%	$759,725	$8,809	4.70%
Interest on deposits with other banks and federal funds sold	61,203	30	0.20%	48,803	26	0.22%
Total earning assets	$1,175,856	$10,939	3.77%	$1,146,378	$11,410	4.04%
Less: allowances for loan losses	(11,660)			(13,622)
Total nonearning assets	76,223			79,191
Total assets	$1,240,419			$1,211,947
Liabilities:
Interest-bearing deposits:
Checking	$337,126	$166	0.20%	$332,546	$162	0.20%
Regular savings	115,319	53	0.19%	113,034	52	0.19%
Money market savings	69,536	32	0.19%	76,437	36	0.19%
Time deposits:
$100,000 and over	132,240	292	0.90%	130,407	324	1.01%
Under $100,000	110,367	312	1.15%	130,762	428	1.33%
Total interest-bearing deposits	$764,588	$855	0.45%	$783,186	$1,002	0.52%
Securities sold under agreements to repurchase	33,761	45	0.54%	35,752	80	0.90%
FHLB borrowings and other debt	65,988	168	1.03%	85,155	313	1.49%
Total interest-bearing liabilities	$864,337	$1,068	0.50%	$904,093	$1,395	0.63%
Non-interest bearing liabilities:
Demand deposits	238,785			180,574
Other liabilities	13,419			10,221
Total liabilities	$1,116,541			$1,094,888
Non-controlling interest	—			2,284
Shareholders' equity	123,878			114,775
Total liabilities and shareholders' equity	$1,240,419			$1,211,947
Net interest income		$9,871			$10,015
Interest rate spread			3.27%			3.41%
Cost of Funds			0.39%			0.52%
Interest expense as a percent of average earning assets			0.37%			0.49%
Net interest margin			3.40%			3.54%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 365 day year.

(3)	Total average loans include loans on non-accrual status.

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

Net interest income was $9.63 million for the quarter ended March 31, 2015.  This is a decrease of 0.82% compared to net interest income for the same period in 2014.  The net interest margin for the quarter ended March 31, 2015 was 3.40% compared to 3.54% for the same period in 2014.

The following factors contributed to the change in the net interest margin:

•
Yields on earning assets during the quarter ended March 31, 2015 declined by 27 bp compared to the same period for 2014. This included a 25 bp decrease in loan yields and a 11 bp decrease in yields on investment securities for the same period.

•	Loan yields were lower for the following reasons:

•
Less interest income from mortgages originated by Southern Trust Mortgage, held on the Company's balance sheet and subsequently sold to investors. The Company sold its majority interest in Southern Trust Mortgage in the second quarter of 2014. While the Company continues to extend credit to Southern Trust Mortgage for such residential mortgage originations, the size of the line of credit has been reduced to align with our lending limits.

•	Payoffs on commercial and 1-4 family residential loans and lower yields on loans booked during the quarter, which had the collective effect of lowering the effective yield on the loan portfolio.

•
Yields on investment securities declined by 11 bp primarily because the Company reduced its exposure to municipal bonds and in doing so reduced tax-exempt interest income, causing yields on tax-exempt securities to fall by 49 bp. The decline in interest income from municipal bonds was partially offset by higher yields on taxable investment securities that were added to the portfolio. Yields on taxable securities increased by 9 bp.

•
Cost of funds declined by 13 bp to 39 bp for the quarter ended March 31, 2015 compared to the same period in 2014 as the Company grew non-interest bearing deposits and paid off some maturing wholesale borrowings.

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

	For the Three Months Ended March 31,
(Dollars in thousands)	2015	2014
GAAP measures:
Interest Income - Loans	$8,243	$8,806
Interest Income - Investments & Other	2,456	2,300
Interest Expense - Deposits	855	1,002
Interest Expense - Other Borrowings	213	393
Total Net Interest Income	$9,631	$9,711
Non-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	238	301
Non-taxable interest income - loans	2	3
Total Tax Benefit Realized on Non-Taxable Interest Income	$240	$304
Total Tax Equivalent Net Interest Income	$9,871	$10,015

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

Non-Interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income includes fees generated by the commercial and retail banking segment and the wealth management segment.  Non-interest income for the quarter ended March 31, 2015 was lower by 48.85% compared to the quarter ended March 31, 2014.  A more detailed discussion of non-interest income follows:

•
The primary reason for the decline in non-interest income compared to the quarter ended March 31, 2014 was no gain recorded on the sales of residential mortgage loans in the current period, stemming primarily from the Company's sale of its majority interest in Southern Trust Mortgage during the second quarter of 2014.

•
Total revenue generated by our wealth management group, Middleburg Investment Group ("MIG") was $1.22 million for the quarter ended March 31, 2015, an increase of 16.22% when compared to the quarter ended March 31, 2014. Fee income is based primarily upon the market value of the accounts under administration which were $1.99 billion at March 31, 2015 and $1.56 billion at March 31, 2014.

•
Other operating income was $842,000 for the quarter ended March 31, 2015, a decrease of 13.11% when compared to the quarter ended March 31, 2014. Most of the other operating income during the first quarters of 2015 and 2014 was related to two separate recoveries of expenses during those quarters related to the same loan that had previously been charged-off.

The following table depicts the changes in non-interest income:

(Dollars in thousands)	For the Three Months Ended March 31,
	2015	2014
Service charges on deposit accounts	$558	$557
Trust services income	1,218	1,048
Gains on sales of loans held for sale	—	2,942
Gains on sales of securities available for sale, net	101	63
Commissions on investment sales	129	140
Bank owned life insurance	160	162
Other operating income	842	969
Total non-interest income	$3,008	$5,881

Non-Interest Expense

Non-interest expense fell by 26.66% when compared to the same period in 2014. Principal reasons for the improvement of non-interest expense were the following:

•
Salaries and employee benefit expenses declined by 31.07% when compared to the quarter ended March 31, 2014. The decline in salary and benefit expenses compared to the first quarter of 2014 was primarily due to the sale of the Company's majority interest in Southern Trust Mortgage in the second quarter of 2014.

•
Occupancy and equipment expense decreased by 29.53% compared to the same period in 2014. The primary reason for lower expenses in this category year over year was the sale of Southern Trust Mortgage in the second quarter of 2014.

•
Costs related to other real estate owned (OREO) decreased by 59.88% compared to the same period in 2014. Changes in the level of OREO related expenses are primarily determined by the volume of OREO properties held, which decreased by 24.25% compared to the first quarter of 2014.

•
Other expenses declined by 19.71% compared to the same period in 2014. Significant items in this category include expenses related to deposit processing, fees for advisory services, telephone and professional fees. Expense control contributed to lower expenses as well as the sale of the Company's majority interest in Southern Trust Mortgage in the second quarter of 2014.

The following table depicts the changes in non-interest expense:

(Dollars in thousands)	For the Three Months Ended March 31,
	2015	2014
Salaries and employee benefits	$4,848	$7,033
Occupancy and equipment	1,339	1,900
Advertising	133	163
Computer operations	490	458
Other real estate owned	67	167
Other taxes	223	197
Federal deposit insurance	211	238
Other operating expenses	1,589	1,979
Total non-interest expense	$8,900	$12,135

The adjusted efficiency ratio is not a measurement under accounting principles generally accepted in the United States. The Company calculates its efficiency ratio by dividing non-interest expense (adjusted for amortization of intangibles and other real estate expenses) by the sum of tax equivalent net interest income and non-interest income excluding gains and losses on the investment portfolio. The tax rate utilized in calculating tax equivalent amounts is 34%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.  The calculation of the adjusted efficiency ratio for the three months ended March 31, 2015 and 2014 is as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Summary of Operating Results:
Non-interest expense	$8,900	$12,135
Less: Amortization expense	43	43
Less: Other real estate owned expenses, net	67	167
Adjusted non-interest expense	$8,790	$11,925

Net interest income	$9,631	$9,711

Non-interest income	3,008	5,881
Less: Gains on securities available for sale, net	101	63
Adjusted non-interest income	$2,907	$5,818
Tax equivalent adjustment	322	387
Total net interest income and non-interest income, adjusted	$12,860	$15,916

Efficiency ratio, adjusted	68.35%	74.92%
Efficiency ratio, GAAP (1)	70.42%	77.83%
(1) Computed by dividing non-interest expense by the sum of net interest income and non-interest income.

Income Taxes

Income taxes on earnings amounted to $841,000, resulting in an effective tax rate of 25.57% for the quarter ended March 31, 2015, compared with $749,000, or 29.16% for the quarter ended March 31, 2014. The primary reason for the decline in the effective tax rate was the benefit from low income housing tax credits. Tax credits and other tax benefits recognized during the quarters ended March 31, 2015 and 2014, were $123,000 and $78,000 related to these investments. For a further discussion of low income housing tax credits, see “Note 14. Low Income Housing Tax Credits".

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total consolidated assets at March 31, 2015 were $1.27 billion, an increase of 3.48% from December 31, 2014. Changes in major asset categories were as follows:

•
Cash balances and deposits with other banks increased by $28.28 million compared to December 31, 2014. The primary reason was an increase in non-interest bearing deposits during the quarter that were not fully deployed into funding the purchase of earning assets.

•	The Company deployed some of its excess liquidity into growing its available for sale securities portfolio which increased by $7.60 million from December 31, 2014.

•	Loan balances grew in the first quarter of the year by $7.07 million from December 31, 2014.

•	Other real estate owned (OREO) decreased by $649,000 compared to December 31, 2014.

Total consolidated liabilities at March 31, 2015 were $1.14 billion, an increase of 3.61% from December 31, 2014. Total deposits increased by $32.12 million from December 31, 2014 to $1.02 billion as of March 31, 2015. Federal Home Loan Bank borrowings increased by $15 million to $70 million.

Shareholders’ equity at March 31, 2015 was $124.83 million, compared to $122.03 million at December 31, 2014. Retained earnings at March 31, 2015 were $57.59 million compared to $55.85 million at December 31, 2014. The book value of the Company’s common stock at March 31, 2015 was $17.51 per share versus $17.11 per share at December 31, 2014.

Loans

The Company’s loan portfolio at March 31, 2015 totaled 64.80% of average earning assets during the quarter with a tax equivalent yield of 4.45% for the quarter ended March 31, 2015.

The following table summarized total loans by category:

	March 31,	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Real estate loans:
Construction	$36,702	$33,050	$36,025	$50,218	$42,208
Secured by farmland	19,615	19,708	16,578	11,876	10,047
Secured by 1-4 family residential	267,287	265,216	273,384	260,620	236,760
Other real estate loans	253,246	255,236	260,333	254,930	275,428
Commercial loans	165,757	163,269	129,554	118,573	94,427
Consumer loans	19,308	18,367	12,606	13,260	12,523
Total gross loans	761,915	754,846	728,480	709,477	671,393
Less allowance for loan losses	12,024	11,786	13,320	14,311	14,623
Net loans	$749,891	$743,060	$715,160	$695,166	$656,770

Changes in the loan portfolio at March 31, 2015 compared to December 31, 2014 were as follows.

•
Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans.  These loans represented 4.80% of total loans, an increase of approximately $3.65 million from $33.05 million.

•	Loans secured by farmland decreased by $93,000 from $19.71 million.

•	Loans secured by 1-4 family residential real estate represented 35.10% of total loans, an increase of $2.07 million.

•
Other real estate loans are typically non-farm, non-residential real estate loans which are, in most cases, owner-occupied commercial buildings.  Other real estate loans represented 33.20% of total loans, a decrease of $1.99 million.

•	Commercial loans, which consist of secured and unsecured loans to small businesses, increased 1.52%.

•	Consumer loans increased by $941,000 or 5.12%.

Asset Quality

Asset quality has significantly improved over the course of the last few years; however it was relatively unchanged from December 31, 2014 to March 31, 2015.

•	Loans that were delinquent for more than 90 days and still accruing increased to $74,000 as of March 31, 2015 from $30,000 as of December 31, 2014.

•	Nonaccrual loans declined to $9.63 million as of March 31, 2015 from $9.94 million as of December 31, 2014, representing a decrease of 3.21%.

•	Total troubled debt restructurings were $6.85 million at March 31, 2015 compared to $6.90 million at December 31, 2014, representing a decrease of 0.67%.

•	Total nonperforming assets were $18.43 million or 1.46% of total assets at March 31, 2015 compared to $19.45 million or 1.59% to total assets at December 31, 2014.

•	Substandard and doubtful loans were $21.45 million at March 31, 2015 compared to $20.07 million at December 31, 2014, representing an increase of 6.88%.

•	Past due loans increased from $4.85 million at December 31, 2014 to $6.03 million at March 31, 2015, an increase of 24.54%.

The table below summarizes nonperforming assets for the periods indicated.

	March31,	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans	$9,625	$9,944	$19,752	$21,664	$25,346
Restructured loans (1)	4,262	4,295	4,674	5,132	3,853
Accruing loans greater than 90 days past due	74	30	808	1,044	1,233
Total nonperforming loans	$13,961	$14,269	$25,234	$27,840	$30,432
Other real estate owned	3,402	4,051	3,424	9,929	8,535
Repossessed assets (2)	1,070	1,132
Total nonperforming assets	$18,433	$19,452	$28,658	$37,769	$38,967

Allowance for loan losses	$12,024	$11,786	$13,320	$14,311	$14,623

Nonperforming loans to total loans	1.83%	1.89%	3.46%	3.92%	4.53%
Allowance for loan losses to nonperforming loans	86.13%	82.60%	52.79%	51.40%	48.05%
Nonperforming assets to total assets	1.46%	1.59%	2.33%	3.05%	3.27%
(1) Amount reflects restructured loans that are not included in nonaccrual loans.
(2) Included in other assets.

Included in nonperforming loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at March 31, 2015 was $6.9 million of which $2.6 million were included in the Company’s nonaccrual loan totals at that date and $4.3 million represented loans performing as agreed to the restructured terms. This compares with $6.9 million in total TDRs at December 31, 2014.  The amount of the valuation allowance related to TDRs was $610,000 and $517,000 as of March 31, 2015 and December 31, 2014, respectively.

During the quarter ended March 31, 2015, the Company modified no loans, compared to four modifications, which totaled $906,000 for the same period in 2014.

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

The allowance for loans losses was $12.02 million or 1.58% of total loans at March 31, 2015 compared to $11.79 million or 1.56% of total loans at December 31, 2014 and $13.23 million or 1.81% of total loans at March 31, 2014. The increase in the allowance for loan losses during the first quarter of 2015 is primarily due to an increase in specific reserves from $2.67 million at December 31, 2014 to $2.91 million at March 31, 2015.

The following table depicts the transactions, in summary form, related to the allowance for loan losses.

	For the Three Months Ended	For the Year Ended
(Dollars in thousands)	March 31, 2015	December 31, 2014
Balance, beginning of period	$11,786	$13,320
Add: Provision for loan losses	450	1,960
Adjustment for the sale of majority interest in consolidated subsidiary	—	(95)
Less: Charge-offs:
Real estate loans:
Construction	$—	$(1,186)
Secured by 1-4 family residential	—	(1,380)
Other real estate loans	—	(747)
Commercial loans	(246)	(959)
Consumer loans	(20)	(36)
Total charge-offs	$(266)	$(4,308)
Add: Recoveries:
Real estate loans:
Construction	$9	$258
Secured by 1-4 family residential	19	342
Other real estate loans	15	110
Commercial loans	5	104
Consumer loans	6	95
Total recoveries	$54	$909
Net charge-offs	$(212)	$(3,399)
Balance, end of period	$12,024	$11,786

Allowance for loan losses to total loans	1.58%	1.56%
Net charge-offs to average loans	0.03%	0.46%

The allocation of the allowance (dollars in thousands) at March 31, 2015 and December 31, 2014 were:

	March 31, 2015	December 31, 2014
Real Estate Construction	$567	$550
Real Estate Secured by Farmland	185	179
1-4 Family Residential	4,173	3,966
Other Real Estate Loans	3,809	3,916
Commercial	2,109	2,354
Consumer	1,181	821
	$12,024	$11,786

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

Securities

The carrying value of the securities portfolio was $357.36 million at March 31, 2015, an increase of $7.60 million compared to the carrying value of $349.76 million at December 31, 2014.

Unrealized losses were $1.58 million and $2.14 million at March 31, 2015 and December 31, 2014, respectively. Unrealized gains were $9.15 million and $8.07 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity. For debt securities related to corporate securities, the Company determined that there was no other adverse change in the cash flows as viewed by a market participant; therefore, the Company does not consider the investments in these assets to be other-than-temporarily impaired at March 31, 2015.

The securities portfolio at March 31, 2015 and December 31, 2014 represented approximately 30.3% and 30.4% of the average earning assets of the Company during the three and twelve month periods then ended.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased by $43,000 to $3.77 million at March 31, 2015. This decrease is attributable to amortization expense related to intangibles.

Deposits

Total deposits increased by $32.12 million from December 31, 2014 to $1.02 billion as of March 31, 2015, primarily due to strong deposit inflows, specifically in non-interest bearing business checking accounts, during the period.

Time deposits decreased by $13.90 million or 5.58% from December 31, 2014 to $235.04 million at March 31, 2015. Time deposits include brokered certificates of deposit and CDARS deposits. Securities sold under agreements to repurchase (“Repo Accounts”) decreased by $7.51 million from $38.55 million at December 31, 2014 to $31.04 million at March 31, 2015. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000. All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

FHLB Borrowings

The Company had no overnight advances from the Federal Home Loan Bank of Atlanta (“FHLB”) outstanding at March 31, 2015. FHLB term advances were $70.00 million at March 31, 2015, higher by $15.00 million compared to December 31, 2014.  We raised cash through short term advances maturing in three months or less in part to pay-off longer term wholesale borrowings that matured during the quarter.  Additionally, since a large portion of the deposit growth in the first quarter was deemed to be cyclical, the FHLB term advances enabled the Bank to manage liquidity without selling securities which would have reduced the yield on earning assets.

Capital Resources and Dividends

Shareholders' equity was $124.83 million at March 31, 2015 compared to $122.03 million at December 31, 2014. During the quarter ended March 31, 2015, the Company declared common stock dividends of $0.10 per share, compared to $0.07 per share for the same period in 2014. The book value of common stock was $17.51 per share at March 31, 2015 and $17.11 at December 31, 2014.

The Company's capital ratios remain well above regulatory minimum capital ratios as of March 31, 2015 and December 31, 2014:

•	Total Risk Based Capital ratio of 18.45% and 16.95% at March 31, 2015 and December 31, 2014, respectively.

•	Common Equity Tier 1 ratio of 16.49% at March 31, 2015. This is a new ratio under Basel III for 2015.

•	Tier 1 Capital ratio of 17.20% and 15.70% at March 31, 2015 and December 31, 2014, respectively.

•	Leverage ratio of 9.76% at March 31, 2015 compared to 9.90% at December 31, 2014.

The Company’s Tier 1 capital and total capital include $5.0 million of trust preferred securities. Under the changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (Basel III Final Rule), the Company's trust preferred securities will continue to be included in Tier 1 capital and total capital until they mature, pursuant to a "grandfathering" provision that exempts Middleburg Financial Corporation's securities from the more stringent regulatory capital treatment contained in the Basel III Final Rule for trust preferred securities. In addition to "grandfathering" certain previously outstanding trust preferred securities for community banks, the Basel III Final Rule introduces a new Common Equity Tier 1 capital measure, increases the applicable minimum regulatory capital levels and certain prompt corrective action capital levels, and establishes a capital conservation buffer and new risk weights for certain types of assets. The implementation date of the Basel III capital rules was January 1, 2015 for all US banking organizations not subject to the advanced approaches capital rules and the date for banking organizations to meet the fully phased in Basel III capital ratios is January 1, 2019. The Company is not subject to the advanced approaches capital rules. An advanced approaches banking organization is one that has total assets of $250 billion or more or foreign asset exposure of $10 billion or more (or elects with approval from its primary federal regulator to use the advanced approaches methodology to calculate risk weights).

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $24.0 million, none of which were outstanding at March 31, 2015.  Middleburg Bank is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  At March 31, 2015, available borrowing capacity from this source was $44.77 million.  At the end of the first quarter of 2015, Middleburg Bank had $26.04 million of outstanding borrowings pursuant to securities sold under agreements to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.  At March 31, 2015, the Company had $5.0 million of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions with remaining maturities of greater than one year.

The Company has a secured line of credit with the Federal Home Loan Bank of Atlanta . The credit available from this line depends on the total assets of the bank. As of March 31, 2015, the remaining credit availability from this line was up to $295.01 million, while the amount of eligible lendable collateral, in the form of qualifying real estate secured loans, was $143.82 million. The bank would have to post additional collateral, in the form of eligible securities, if it sought to borrow more than the amount of eligible lending collateral. The Company had $237.17 million of unencumbered securities as of March 31, 2015.

At March 31, 2015, cash, interest-bearing deposits with other banks, federal funds sold, short-term investments and unencumbered securities available for sale were 28.09% of total deposits and liabilities.

Off-Balance Sheet Arrangements
As of March 31, 2015, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	further adverse changes in general economic and business conditions in the Company’s market area;

•	changes in banking and other laws and regulations applicable to the Company;

•	maintaining asset qualities;

•	the ability to properly identify risks in our loan portfolio and calculate an adequate loan loss allowance;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	concentration in loans secured by real estate;

•	changing trends in customer profiles and behavior;

•	changes in interest rates and interest rate policies;

•	maintaining cost controls as the Company opens or acquires new facilities;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the ability to continue to attract low cost core deposits to fund asset growth;

•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

•	reliance on the Company’s management team, including its ability to attract and retain key personnel;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Company;

•	maintaining capital levels adequate to support the Company’s growth; and

•	other factors described in Item 1A, “Risk Factors,” discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis as of March 31, 2015 and December 31, 2014.

Estimated Net Interest Income Sensitivity
Rate Change	March 31, 2015	December 31, 2014
+ 200 bps	7.4%	4.3%
- 200 bps	(14.7)%	(14.8)%

At March 31, 2015, the Company’s interest rate risk model indicated that for an immediate 200 basis points increase in interest rates, net interest income was expected to increase by 7.40% over a 12-month period.  For the same time period, the interest rate risk model indicated that, for an immediate 200 basis points decrease in interest rates, net interest income was expected to decrease by 14.7% over a 12-month period.  While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

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

ITEM 1A.    RISK FACTORS

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in our risk factors from those disclosed in this report.

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

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date:	May 11, 2015	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date:	May 11, 2015	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.