Form 10-Q
period 2015-06-30
MIDDLEBURG FINANCIAL CORP
filed 2015-08-07
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,163,255 shares of Common Stock as of August 7, 2015.

 MIDDLEBURG FINANCIAL CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

PART I

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
	(Unaudited)
	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$5,001	$7,396
Interest bearing deposits with other banks	44,406	47,626
Total cash and cash equivalents	49,407	55,022
Securities held to maturity, fair value of $1,374 and $1,397, respectively	1,500	1,500
Securities available for sale, at fair value	351,990	348,263
Restricted securities, at cost	5,774	5,279
Loans, net of allowance for loan losses of $11,894 and $11,786, respectively	761,196	743,060
Premises and equipment, net	19,888	18,104
Goodwill and identified intangibles, net	3,722	3,807
Other real estate owned, net of valuation allowance of $663 and $755, respectively	3,402	4,051
Bank owned life insurance	22,940	22,617
Accrued interest receivable and other assets	22,166	21,154
TOTAL ASSETS	$1,241,985	$1,222,857
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$235,246	$216,912
Savings and interest bearing demand deposits	526,985	523,230
Time deposits	243,221	248,938
Total deposits	1,005,452	989,080
Securities sold under agreements to repurchase	24,049	38,551
Federal Home Loan Bank borrowings	70,000	55,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	12,539	13,037
TOTAL LIABILITIES	1,117,195	1,100,823
Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized; 7,163,255 and 7,131,643 issued and outstanding, respectively)	17,521	17,494
Capital surplus	45,063	44,892
Retained earnings	59,152	55,854
Accumulated other comprehensive income	3,054	3,794
TOTAL SHAREHOLDERS' EQUITY	124,790	122,034
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,241,985	$1,222,857

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
	(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$8,014	$8,493	$16,257	$17,299
Interest and dividends on securities
Taxable	1,792	1,792	3,698	3,410
Tax-exempt	449	537	910	1,121
Dividends	66	72	125	145
Interest on deposits with other banks and federal funds sold	31	47	61	73
Total interest and dividend income	10,352	10,941	21,051	22,048
INTEREST EXPENSE
Interest on deposits	848	995	1,703	1,997
Interest on securities sold under agreements to repurchase	17	81	62	161
Interest on FHLB borrowings and other debt	174	355	342	668
Total interest expense	1,039	1,431	2,107	2,826
NET INTEREST INCOME	9,313	9,510	18,944	19,222
(Recovery of) provision for loan losses	(425)	72	25	960
NET INTEREST INCOME AFTER (RECOVERY OF) PROVISION FOR LOAN LOSSES	9,738	9,438	18,919	18,262
NON-INTEREST INCOME
Service charges on deposit accounts	612	622	1,170	1,180
Trust services income	1,243	1,057	2,461	2,105
Gains (losses) on sales of loans held for sale	(6)	1,916	(6)	4,858
Gains on sales of securities available for sale, net	37	66	138	129
Commissions on investment sales	154	146	283	286
Bank owned life insurance	163	164	323	326
Gain on sale of majority interest in consolidated subsidiary	—	24	—	24
Other operating income	223	278	1,065	1,247
Total non-interest income	2,426	4,273	5,434	10,155
NON-INTEREST EXPENSE
Salaries and employee benefits	4,973	5,993	9,821	13,026
Occupancy and equipment	1,226	1,679	2,565	3,579
Advertising	101	131	234	294
Computer operations	522	510	1,012	969
Other real estate owned	25	12	92	179
Other taxes	231	220	454	417
Federal deposit insurance	184	230	395	468
Other operating expenses	1,807	2,356	3,396	4,335
Total non-interest expense	9,069	11,131	17,969	23,267
Income before income taxes	3,095	2,580	6,384	5,150
Income tax expense	815	667	1,656	1,415
NET INCOME	2,280	1,913	4,728	3,735
Net (income) loss attributable to non-controlling interest	—	(58)	—	98
Net income attributable to Middleburg Financial Corporation	$2,280	$1,855	$4,728	$3,833
Earnings per share:
Basic	$0.32	$0.26	$0.66	$0.54
Diluted	$0.32	$0.26	$0.66	$0.54

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
	(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$2,280	$1,913	$4,728	$3,735
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax of $916, ($974), $333 and ($1,822), respectively	(1,780)	1,890	(644)	3,537
Reclassification adjustment for gains included in net income, net of tax of $13, $22, $47 and $44, respectively	(24)	(44)	(91)	(85)
Unrealized gains (losses) on interest rate swaps, net of tax of ($29), $49, $0 and $53, respectively	56	(99)	(1)	(108)
Reclassification adjustment for (gain) loss on interest rate swap ineffectiveness included in net income, net of tax of $0, ($3), $2 and ($3), respectively	—	5	(4)	5
Total other comprehensive income (loss)	(1,748)	1,752	(740)	3,349
Total comprehensive income	532	3,665	3,988	7,084
Comprehensive (income) loss attributable to non-controlling interest	—	(58)	—	98
Comprehensive income attributable to Middleburg Financial Corporation	$532	$3,607	$3,988	$7,182

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except for share and per share data)
(Unaudited)

	For the Six Months Ended June 30, 2015 and 2014
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance December 31, 2013	$17,403	$44,251	$50,689	$232	$2,498	$115,073

Net income	—	—	3,833	—	(98)	3,735
Other comprehensive income, net of tax	—	—	—	3,349	—	3,349
Cash dividends declared ($0.14 per share)	—	—	(994)	—	—	(994)
Sale of majority interest in consolidated subsidiary	—	—	—	—	(2,400)	(2,400)
Exercise of stock options (9,563 shares)	24	132	—	—	—	156
Restricted stock vesting (15,258 shares)	38	(38)	—	—	—	—
Repurchase of restricted stock (4,693 shares)	(11)	(75)	—	—	—	(86)
Share-based compensation	—	213	—	—	—	213
Balance June 30, 2014	$17,454	$44,483	$53,528	$3,581	$—	$119,046

Balance December 31, 2014	$17,494	$44,892	$55,854	$3,794	$—	$122,034

Net income	—	—	4,728	—	—	4,728
Other comprehensive loss, net of tax	—	—	—	(740)	—	(740)
Cash dividends ($0.20 per share)	—	—	(1,430)	—	—	(1,430)
Restricted stock vesting (15,525 shares)	38	(38)	—	—	—	—
Repurchase of restricted stock (4,538 shares)	(11)	(71)	—	—	—	(82)
Share-based compensation	—	280	—	—	—	280
Balance June 30, 2015	$17,521	$45,063	$59,152	$3,054	$—	$124,790

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$4,728	$3,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,171	1,040
Provision for loan losses	25	960
Gain on sales of securities available for sale, net	(138)	(129)
Loss on disposal of assets, net	9	—
Premium amortization on securities, net	1,927	1,389
Decrease in loans held for sale, net	—	19,691
Share-based compensation	280	213
Gain on sale of majority interest in consolidated subsidiary	—	(24)
Loss on sale of other real estate owned, net	35	(140)
Valuation adjustment on other real estate owned	20	168
Valuation adjustment on property held for sale	—	200
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,447)	611
Decrease in other liabilities	(498)	(882)
Net cash provided by operating activities	$6,112	$26,832
Cash Flows from Investing Activities
Proceeds from maturity, calls principal repayments and sales of securities available for sale	62,646	71,065
Purchase of securities available for sale	(69,277)	(68,339)
Redemption (purchase) of restricted stock, net	(495)	376
Purchases of bank premises and equipment, net	(2,471)	(281)
Origination of loans, net	(19,288)	(8,936)
Proceeds from sale of loans	1,127	5,492
Proceeds from sale of majority interest in consolidated subsidiary, net	—	3,618
Proceeds from sale of other real estate owned and repossessed assets	673	1,086
Net cash (used in) provided by investing activities	$(27,085)	$4,081
Cash Flows from Financing Activities
Increase in demand, interest-bearing demand and savings deposits	$22,089	$34,077
Decrease in time deposits	(5,717)	(12,978)
Increase (decrease) in securities sold under agreements to repurchase	(14,502)	792
Increase in FHLB borrowings	15,000	—
Payment of dividends on common stock	(1,430)	(994)
Proceeds from issuance of common stock, net	—	156
Repurchase of common stock	(82)	(86)
Net cash provided by financing activities	$15,358	$20,967
Increase (decrease) in cash and and cash equivalents	(5,615)	51,880
Cash and cash equivalents at beginning of the period	55,022	67,343
Cash and cash equivalents at end of the period	$49,407	$119,223
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,147	$2,884
Income taxes	$1,360	$425
Supplemental Disclosure of Non-Cash Transactions
Unrealized (loss) gain on securities available for sale	$(1,115)	$5,230
Change in market value of interest rate swap	$(7)	$(156)
Transfer of loans to other real estate owned and repossessed assets	$—	$2,046

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.        General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2015 and December 31, 2014, the results of operations, comprehensive income, for the three and six month periods ending June 30, 2015 and 2014 and changes in shareholders' equity and cash flows for the six months ended June 30, 2015 and 2014, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

On May 15, 2014, the Company sold all of its interest in Southern Trust Mortgage to a consortium of banks and the President of Southern Trust Mortgage. While the Company no longer has a direct financial interest in Southern Trust Mortgage, the Company maintains a warehouse participation agreement with Southern Trust Mortgage in the amount of $19.0 million, which is reflected in loans, net of allowance for loan losses, on the Company's consolidated balance sheets.

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

For the six months ended June 30, 2015, and 2014, the Company recorded $280,000 and $213,000, respectively, in share-based compensation expense. As of June 30, 2015, there was $1.8 million of total unrecognized compensation expense related to non-vested restricted awards under the 2006 Equity Compensation Plan. For the three and six months ended June 30, 2015, the Company recorded no compensation expense related to option awards. As of June 30, 2015 all outstanding option awards were previously vested and, accordingly, there was no unrecognized compensation expense as of June 30, 2015.

The aggregate intrinsic value, noted in the tables below, represents the amount by which the current market value of the underlying stock exceeds the exercise price as of June 30, 2015. Given there is no exercise price for restricted stock, the amount is equal to the current market value of the stock. This amount changes based on changes in the market value of the Company’s common stock.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan:

	June 30, 2015
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2014	134,108	$16.66
Granted	36,150	18.50
Vested	(15,525)	15.79
Forfeited	—	—
Non-vested at June 30, 2015	154,733	$17.17	$2,785

The weighted-average remaining contractual term for non-vested service award grants at June 30, 2015, was 3.43 years.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan and remaining outstanding unexercised options under the 1997 Stock Incentive Plan.

	June 30, 2015
	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	30,012	$14.00	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2015	30,012	$14.00	$120
Options exercisable at June 30, 2015	30,012	$14.00	$120

As of June 30, 2015, options outstanding and exercisable are summarized as follows:

Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Options Exercisable
$14.00	25,012	3.71	25,012
$14.00	5,000	4.34	5,000
$14.00	30,012	3.81	30,012

Note 3.        Securities

Amortized costs and fair values of securities held to maturity are summarized as follows.

	June 30, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$1,500	$—	$(126)	$1,374
Total	$1,500	$—	$(126)	$1,374

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$1,500	$—	$(103)	$1,397
Total	$1,500	$—	$(103)	$1,397

The amortized cost and fair value of securities held to maturity as of June 30, 2015, by contractual maturity are shown below.

	June 30, 2015
(Dollars in thousands)	Amortized Cost	Fair Value
Held to Maturity
Due after ten years	$1,500	$1,374
Total	$1,500	$1,374

Amortized costs and fair values of securities available for sale are summarized as follows:

	June 30, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$45,291	$336	$(156)	$45,471
U.S. Treasury securities	50	—	—	50
Obligations of states and political subdivisions	71,900	1,864	(521)	73,243
Mortgage-backed securities:
Agency	142,586	4,323	(543)	146,366
Non-agency	17,892	28	(54)	17,866
Other asset backed securities	51,803	698	(308)	52,193
Corporate securities	17,553	15	(767)	16,801
Total	$347,075	$7,264	$(2,349)	$351,990

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$41,317	$283	$(203)	$41,397
Obligations of states and political subdivisions	55,541	2,408	(209)	57,740
Mortgage-backed securities:
Agency	169,257	4,698	(742)	173,213
Non-agency	28,235	115	(227)	28,123
Other asset backed securities	31,338	433	(58)	31,713
Corporate securities	16,545	131	(599)	16,077
Total	$342,233	$8,068	$(2,038)	$348,263

The amortized cost and fair value of securities available for sale as of June 30, 2015, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	June 30, 2015
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$240	$242
Due after one year through five years	8,983	9,253
Due after five years through ten years	28,048	27,922
Due after ten years	97,523	98,148
Mortgage-backed securities	160,478	164,232
Other asset backed securities	51,803	52,193
Total	$347,075	$351,990

Proceeds from sales of securities during the six months ended June 30, 2015, were $16.0 million.  Gross gains of $175,000 and gross losses of $37,000 were realized on those sales, respectively.  The tax expense applicable to these net realized gains amounted to $47,000.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $94.6 million and $125.7 million at June 30, 2015 and December 31, 2014, respectively.

Investments in an unrealized loss position that are temporarily impaired are as follows:

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
June 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to Maturity
Obligations of states and political subdivisions	$1,374	$(126)	$—	$—	$1,374	$(126)
Total	$1,374	$(126)	$—	$—	$1,374	$(126)

Available for Sale
U.S. government agencies	$18,059	$(87)	$2,553	$(69)	$20,612	$(156)
Obligations of states and political subdivisions	22,972	(288)	3,504	(233)	26,476	(521)
Mortgage-backed securities:
Agency	24,994	(327)	6,692	(216)	31,686	(543)
Non-agency	11,879	(53)	55	(1)	11,934	(54)
Other asset backed securities	14,191	(86)	10,890	(222)	25,081	(308)
Corporate securities	12,932	(442)	2,675	(325)	15,607	(767)
Total	$105,027	$(1,283)	$26,369	$(1,066)	$131,396	$(2,349)

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to Maturity
Obligations of states and political subdivisions	$1,397	$(103)	$—	$—	$1,397	$(103)
Total	$1,397	$(103)	$—	$—	$1,397	$(103)

Available for Sale
U.S. government agencies	$15,331	$(65)	$5,833	$(138)	$21,164	$(203)
Obligations of states and political subdivisions	2,780	(14)	3,456	(195)	6,236	(209)
Mortgage-backed securities:
Agency	28,065	(327)	11,027	(415)	39,092	(742)
Non-agency	15,488	(167)	4,730	(60)	20,218	(227)
Other asset backed securities	6,594	(45)	1,077	(13)	7,671	(58)
Corporate securities	9,192	(391)	792	(208)	9,984	(599)
Total	$77,450	$(1,009)	$26,915	$(1,029)	$104,365	$(2,038)

A total of 156 securities have been identified by the Company as temporarily impaired at June 30, 2015.  Of the 156 securities, 154 are investment grade and two are speculative grade.  Mortgage-backed securities, municipal securities and corporate securities make up the majority of the gross unrealized losses for temporarily impaired securities at June 30, 2015.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of June 30, 2015.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s consolidated income statement and balance sheet.

Other-than-temporary impairment losses

At June 30, 2015, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity. For debt securities related to corporate securities, the Company determined that there was no other adverse change in the cash flows as viewed by a market participant; therefore, the Company does not consider the investments in these assets to be other-than-temporarily impaired at June 30, 2015.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future. For the three and six months ended June 30, 2015 and the year ended December 31, 2014, no credit related impairment losses were recognized by the Company.

The Company’s investment in FHLB stock totaled $4.1 million and $3.6 million at June 30, 2015 and December 31, 2014, respectively.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2015, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the consolidated balance sheets.

The Company also has an investment in Federal Reserve Bank (“FRB”) stock which totaled $1.7 million at June 30, 2015 and December 31, 2014, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2015 and no impairment has been recognized. FRB stock is shown in the restricted securities line item on the consolidated balance sheets.

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

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
Real estate loans:
Construction	$30,781	4.0%	$33,050	4.4%
Secured by farmland	19,505	2.5	19,708	2.6
Secured by 1-4 family residential	272,198	35.2	265,216	35.1
Other real estate loans	265,892	34.4	255,236	33.8
Commercial loans	167,542	21.7	163,269	21.6
Consumer loans	17,172	2.2	18,367	2.5
Total Gross Loans (1)	$773,090	100.0%	$754,846	100.0%
Less allowance for loan losses	11,894		11,786
Net loans	$761,196		$743,060

(1)	Includes net deferred loan costs and premiums of $3.1 million and $3.0 million, respectively.

The following tables present a contractual aging of the recorded investment in past due loans by class of loans:

	June 30, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$—	$—	$—	$30,781	$30,781
Secured by farmland	—	—	—	—	19,505	19,505
Secured by 1-4 family residential	374	463	623	1,460	270,738	272,198
Other real estate loans	331	—	85	416	265,476	265,892
Commercial loans	22	—	88	110	167,432	167,542
Consumer loans	93	—	—	93	17,079	17,172
Total	$820	$463	$796	$2,079	$771,011	$773,090

	December 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$—	$—	$—	$33,050	$33,050
Secured by farmland	—	—	—	—	19,708	19,708
Secured by 1-4 family residential	819	—	548	1,367	263,849	265,216
Other real estate loans	—	—	—	—	255,236	255,236
Commercial loans	138	—	320	458	162,811	163,269
Consumer loans	16	1	3,003	3,020	15,347	18,367
Total	$973	$1	$3,871	$4,845	$750,001	$754,846

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
Real estate loans:
Construction	$223	$—	$247	$—
Secured by 1-4 family residential	4,491	—	4,932	—
Other real estate loans	1,187	85	1,472	—
Commercial loans	73	88	290	30
Consumer loans	2,034	—	3,003	—
Total	$8,008	$173	$9,944	$30

If interest on nonaccrual loans had been accrued, such income would have approximated $187,000 and $544,000 for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

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

The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system:

June 30, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$23,788	$11,004	$262,946	$251,176	$165,897	$15,066	$729,877
Special Mention	6,433	—	1,572	6,607	1,429	34	16,075
Substandard	560	8,501	6,782	6,922	216	2,068	25,049
Doubtful	—	—	898	1,187	—	4	2,089
Loss	—	—	—	—	—	—	—
Ending Balance	$30,781	$19,505	$272,198	$265,892	$167,542	$17,172	$773,090

December 31, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$25,637	$11,203	$255,898	$232,169	$159,595	$15,310	$699,812
Special Mention	6,764	7,903	1,518	15,687	3,059	18	34,949
Substandard	649	602	7,348	7,380	369	3,019	19,367
Doubtful	—	—	452	—	246	3	701
Loss	—	—	—	—	—	17	17
Ending Balance	$33,050	$19,708	$265,216	$255,236	$163,269	$18,367	$754,846

The following tables present loans individually evaluated for impairment by class of loan:

	June 30, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$114	$114	$—	$123	$—
Secured by farmland	7,903	7,903	—	7,903	113
Secured by 1-4 family residential	642	642	—	667	—
Other real estate loans	—	—	—	—	—
Commercial loans	468	468	—	473	9
Consumer loans	—	—	—	—	—
Total with no related allowance	$9,127	$9,127	$—	$9,166	$122
With an allowance recorded:
Real estate loans:
Construction	$109	$109	$60	$112	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	4,081	4,133	1,412	4,111	8
Other real estate loans	4,230	4,230	454	4,241	78
Commercial loans	327	327	43	344	8
Consumer loans	2,033	2,033	1,003	2,522	—
Total with a related allowance	$10,780	$10,832	$2,972	$11,330	$94
Total	$19,907	$19,959	$2,972	$20,496	$216

	December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$131	$131	$—	$138	$—
Secured by farmland	7,903	7,903	—	7,903	454
Secured by 1-4 family residential	1,919	2,047	—	2,032	16
Other real estate loans	3,289	3,289	—	3,352	104
Commercial loans	448	448	—	454	18
Consumer loans	—	—	—	—	—
Total with no related allowance	$13,690	$13,818	$—	$13,879	$592
With an allowance recorded:
Real estate loans:
Construction	$115	$115	$66	$124	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,694	3,746	1,370	3,704	11
Other real estate loans	1,242	1,242	294	1,260	69
Commercial loans	398	1,248	292	783	7
Consumer loans	3,019	3,019	647	3,021	2
Total with a related allowance	$8,468	$9,370	$2,669	$8,892	$89
Total	$22,158	$23,188	$2,669	$22,771	$681

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

Included in certain loan categories of impaired loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at June 30, 2015 was $15.7 million of which $3.6 million were included in the Company’s nonaccrual loan totals at that date and $12.1 million represented loans performing as agreed according to the restructured terms. This compares with $6.9 million in total restructured loans at December 31, 2014.  The amount of the valuation allowance related to TDRs was $1.62 million and $517,000 as of June 30, 2015 and December 31, 2014, respectively.

Loan modifications that were classified as TDRs during the three and six months ended June 30, 2015 and 2014 were as follows:

	Loans Modified as TDRs
	For the Three Months Ended June 30,
(Dollars in thousands)	2015			2014
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	—	$—	$—
Secured by farmland	1	7,903	7,903	—	—	—
Secured by 1-4 family residential	—	—	—	1	409	409
Other real estate loans	—	—	—	—	—	—
Total real estate loans	1	$7,903	$7,903	1	$409	$409
Commercial loans	—	—	—	—	—	—
Consumer loans	1	3,000	3,000	—	—	—
Total	2	$10,903	$10,903	1	$409	$409

	Loans Modified as TDRs
	For the Six Months Ended June 30,
(Dollars in thousands)	2015			2014
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	—	$—	$—
Secured by farmland	1	7,903	7,903	—	—	—
Secured by 1-4 family residential	—	—	—	4	1,190	1,142
Other real estate loans	—	—	—	1	200	173
Total real estate loans	1	$7,903	$7,903	5	$1,390	$1,315
Commercial loans	—	—	—	—	—	—
Consumer loans	1	3,000	3,000	—	—	—
Total	2	$10,903	$10,903	5	$1,390	$1,315

There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at June 30, 2015.

TDR payment defaults during three and six months ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended June 30,
(Dollars in thousands)	2015		2014
Class of Loan	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate loans:
Construction	—	$—	—	$—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	—	—	2	200
Other real estate loans	—	—	1	94
Total real estate loans	—	$—	3	$294
Commercial loans	—	—	1	49
Consumer loans	—	—	—	—
Total	—	$—	4	$343

	For the Six Months Ended June 30,
(Dollars in thousands)	2015		2014
Class of Loan	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate loans:
Construction	—	$—	—	$—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	—	—	4	376
Other real estate loans	—	—	1	94
Total real estate loans	—	$—	5	$470
Commercial loans	—	—	1	49
Consumer loans	—	—	—	—
Total	—	$—	6	$519

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

	June 30, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Charge-offs	—	—	(12)	(9)	(246)	(40)	(307)
Recoveries	31	—	324	21	8	6	390
Provision	(21)	11	(156)	35	(272)	428	25
Balance at June 30, 2015	$560	$190	$4,122	$3,963	$1,844	$1,215	$11,894
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$60	$—	$1,412	$454	$43	$1,003	$2,972
Collectively evaluated for impairment	500	190	2,710	3,509	1,801	212	8,922
Total ending allowance balance	$560	$190	$4,122	$3,963	$1,844	$1,215	$11,894
Loans:
Individually evaluated for impairment	$223	$7,903	$4,723	$4,230	$795	$2,033	$19,907
Collectively evaluated for impairment	30,558	11,602	267,475	261,662	166,747	15,139	753,183
Total ending loans balance	$30,781	$19,505	$272,198	$265,892	$167,542	$17,172	$773,090

	December 31, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2013	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Adjustment for the sale of majority interest in consolidated subsidiary	—	—	(95)	—	—	—	(95)
Charge-offs	(1,186)	—	(1,380)	(747)	(959)	(36)	(4,308)
Recoveries	258	—	342	110	104	95	909
Provision	631	13	(1,635)	1,047	1,319	585	1,960
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$66	$—	$1,370	$294	$292	$647	$2,669
Collectively evaluated for impairment	484	179	2,596	3,622	2,062	174	9,117
Total ending allowance balance	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Loans:
Individually evaluated for impairment	$246	$7,903	$5,613	$4,531	$846	$3,019	$22,158
Collectively evaluated for impairment	32,804	11,805	259,603	250,705	162,423	15,348	732,688
Total ending loans balance	$33,050	$19,708	$265,216	$255,236	$163,269	$18,367	$754,846

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

	For the Three Months Ended June 30,
	2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,145,929	$0.32	7,093,788	$0.26
Effect of dilutive securities:
Stock options	7,102		10,604
Warrant	14,134		13,434
Earnings per share, diluted	7,167,165	$0.32	7,117,826	$0.26

	For the Six Months Ended June 30,
	2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,140,514	$0.66	7,088,800	$0.54
Effect of dilutive securities:
Stock options	7,077		10,643
Warrant	13,937		13,528
Earnings per share, diluted	7,161,528	$0.66	7,112,971	$0.54

The warrant and none of the stock options were considered anti-dilutive as of June 30, 2015 and 2014.

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

•
Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The Company recognized gains on the sale of loans as part of other income. On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage and as a result, any mortgage banking activity for the Company subsequent to the sale date is included with the results of the retail banking segment. Any activity since the sale of Southern Trust Mortgage is considered to be immaterial and incidental to the Company's retail banking activities. The mortgage banking activities will continue to be evaluated and will be separately reported as a distinguishable segment if determined to be of significance to the reader of these financial statements or if the related operating results are believed to meet the quantitative tests for disclosure. Mortgage banking activities for the three and six months ended June 30, 2014 are the result of Southern Trust Mortgage activity that was consolidated with the Company through the date of sale.

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pay Middleburg Trust Company a monthly fee. Middleburg Bank also pays interest to Middleburg Trust Company on deposit accounts with Middleburg Bank. Middleburg Bank provided a warehouse line, office space, data processing and accounting services to Southern Trust Mortgage for which it received income. Transactions related to these relationships are eliminated to reach consolidated totals.
The following tables represent reportable segment information for the three and six months ended June 30, 2015 and 2014, respectively:

	For the Three Months Ended					For the Three Months Ended
	June 30, 2015					June 30, 2014
(In Thousands)	Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$10,350	$2	$—	$—	$10,352	$10,865	$3	$163	$(90)	$10,941
Trust and investment fee income	155	1,284	—	(41)	1,398	146	1,095	—	(38)	1,203
Other income	1,029	—	—	—	1,029	1,083	—	2,008	(21)	3,070
Total operating income	11,534	1,286	—	(41)	12,779	12,094	1,098	2,171	(149)	15,214
Expenses:
Interest expense	1,039	—	—	—	1,039	1,415	—	106	(90)	1,431
Salaries and employee benefits	4,367	606	—	—	4,973	4,168	566	1,259	—	5,993
Provision for (recovery of) loan losses	(425)	—	—	—	(425)	—	—	72	—	72
Other	3,850	288	—	(41)	4,097	4,334	287	576	(59)	5,138
Total operating expenses	8,831	894	—	(41)	9,684	9,917	853	2,013	(149)	12,634
Income before income taxes and non-controlling interest	2,703	392	—	—	3,095	2,177	245	158	—	2,580
Income tax expense	667	148	—	—	815	568	99	—	—	667
Net Income	2,036	244	—	—	2,280	1,609	146	158	—	1,913
Non-controlling interest in income of consolidated subsidiary	—	—	—	—	—	—	—	(58)	—	(58)
Net income attributable to Middleburg Financial Corporation	$2,036	$244	$—	$—	$2,280	$1,609	$146	$100	$—	$1,855
Total assets	$1,238,148	$6,532	$—	$(2,695)	$1,241,985	$1,365,914	$12,547	$—	$(125,726)	$1,252,735
Capital expenditures	$2,320	$—	$—	$—	$2,320	$298	$2	$3	$—	$303
Goodwill and other intangibles	$—	$3,722	$—	$—	$3,722	$—	$3,893	$—	$—	$3,893

	For the Six Months Ended					For the Six Months Ended
	June 30, 2015					June 30, 2014
(In Thousands)	Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$21,046	$5	$—	$—	$21,051	$21,879	$7	$450	$(288)	$22,048
Trust and investment fee income	284	2,543	—	(82)	2,745	286	2,181	—	(76)	2,391
Other income	2,689	—	—	—	2,689	2,690	—	5,121	(47)	7,764
Total operating income	24,019	2,548	—	(82)	26,485	24,855	2,188	5,571	(411)	32,203
Expenses:
Interest expense	2,107	—	—	—	2,107	2,810	—	304	(288)	2,826
Salaries and employee benefits	8,681	1,140	—	—	9,821	8,119	1,135	3,772	—	13,026
Provision for loan losses	25	—	—	—	25	926	—	34	—	960
Other	7,661	569	—	(82)	8,148	8,092	550	1,722	(123)	10,241
Total operating expenses	18,474	1,709	—	(82)	20,101	19,947	1,685	5,832	(411)	27,053
Income before income taxes and non-controlling interest	5,545	839	—	—	6,384	4,908	503	(261)	—	5,150
Income tax expense	1,341	315	—	—	1,656	1,211	204	—	—	1,415
Net Income	4,204	524	—	—	4,728	3,697	299	(261)	—	3,735
Non-controlling interest in income of consolidated subsidiary	—	—	—	—	—	—	—	98	—	98
Net income attributable to Middleburg Financial Corporation	$4,204	$524	$—	$—	$4,728	$3,697	$299	$(163)	$—	$3,833
Total assets	$1,238,148	$6,532	$—	$(2,695)	$1,241,985	$1,365,914	$12,547	$—	$(125,726)	$1,252,735
Capital expenditures	$2,471	$—	$—	$—	$2,471	$441	$10	$3	$—	$454
Goodwill and other intangibles	$—	$3,722	$—	$—	$3,722	$—	$3,893	$—	$—	$3,893

Note 8.        Capital Purchase Program

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share, at an initial exercise price of $15.85 per share. As a result of the completion of a public stock offering in 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101 and the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement. During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of June 30, 2015.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)	June 30, 2015
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$45,471	$—	$45,471	$—
U.S. Treasury securities	50	—	50	—
Obligations of states and political subdivisions	73,243	—	73,243	—
Mortgage-backed securities:
Agency	146,366	—	146,366	—
Non-agency	17,866	—	17,866	—
Other asset backed securities	52,193	—	52,193	—
Corporate securities	16,801	—	16,801	—
Interest rate swaps	52	—	52	—
Liabilities:
Interest rate swaps	341	—	341	—

(Dollars in thousands)	December 31, 2014
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$41,397	$—	$41,397	$—
Obligations of states and political subdivisions	57,740	—	57,740	—
Mortgage-backed securities:
Agency	173,213	—	173,213	—
Non-agency	28,123	—	28,123	—
Other asset backed securities	31,713	—	31,713	—
Corporate securities	16,077	—	16,077
Interest rate swaps	50	—	50	—
Liabilities:
Interest rate swaps	337	—	337	—

Measured on nonrecurring basis

The Company may be required, from time to time, to measure and recognize certain other assets at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques and inputs used by the Company in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the financial statements.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Fair value is measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level II).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level III.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable financial statements of the business if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level III).  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

When collateral-dependent loans are performing in accordance with the original terms of their contract, the Company continues to use the appraisal that was performed at origination as the basis for the collateral value. When loans become collateral-dependent and considered nonperforming, they are reviewed to determine the next appropriate course of action, either foreclosure or modification with forbearance agreement. The loans would then be reappraised prior to foreclosure or before a forbearance agreement is executed. This process does not vary by loan type.

The Company's procedure to monitor the value of collateral for collateral-dependent impaired loans between receipt of the original appraisal and an updated appraisal is to review annual tax assessment records. At this time, adjustments are made, if necessary. Information considered in the determination not to order an updated appraisal includes the availability and reliability of tax assessment records and significant changes in capitalization rates for income properties. Other facts and circumstances on a case-by-case basis may be considered relative to a decision not to order an updated appraisal. If, in the judgment of management, a reliable collateral value cannot be obtained by an alternative method, an updated appraisal would be obtained.

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

Other Real Estate Owned

The value of other real estate owned (“OREO”) is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level II).  For OREO properties that may be in construction, the Company’s policy is to obtain “as-is” appraisals on an annual basis as opposed to “as-completed” appraisals.  This approach provides current values without regard to completion of any construction or renovation that may be in process.  Accordingly, the Company considers the valuations to be Level II valuations even though some properties may be in process of renovation or construction. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability or other factors, then the fair value is considered Level III. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Any subsequent fair value adjustments are recorded in the period incurred and included in other non-interest expense on the consolidated statements of income.

For the purpose of OREO valuations, appraisals are discounted 10% for selling costs and it is the policy of the Company to obtain annual appraisals for properties held in accordance with the bank's OREO policy. Any fair value adjustments are recorded in the period incurred as loss on other real estate owned on the consolidated statements of income.

Repossessed Assets

The value of repossessed assets is determined by the Company based on marketability and other factors and is considered Level III.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in thousands)	June 30, 2015
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$7,808	$—	$3,156	$4,652
Other real estate owned	$3,402	$—	$3,402	$—
Repossessed assets (1)	$1,044	$—	$—	$1,044

(Dollars in thousands)	December 31, 2014
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$5,799	$—	$1,289	$4,510
Other real estate owned	$4,051	$—	$4,051	$—
Repossessed assets (1)	$1,132	$—	$—	$1,132
(1)    Included in other assets on the consolidated balance sheets.

The following table presents quantitative information as of June 30, 2015 and December 31, 2014 about Level III fair value measurements for assets measured at fair value on a non-recurring basis:

June 30, 2015	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$4,652	Discounted appraised value	Discount for age of appraisals	0% - 100% (5%)
Repossessed assets	$1,044	Market analysis	Historical sales activity	50%

December 31, 2014	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$4,510	Discounted appraised value	Discount for age of appraisals	0% - 100% (7%)
Repossessed assets	$1,132	Market analysis	Historical sales activity	50%

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

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2015 and December 31, 2014, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the tables below.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

(Dollars in thousands)	June 30, 2015
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$49,407	$49,407	$49,407	$—	$—
Securities held to maturity	1,500	1,374	—	1,374	—
Securities available for sale	351,990	351,990	—	351,990	—
Loans, net	761,196	769,114	—	3,156	765,958
Bank owned life insurance	22,940	22,940	—	22,940	—
Accrued interest receivable	4,785	4,785	—	4,785	—
Interest rate swaps	52	52	—	52	—
Financial liabilities:
Deposits	$1,005,452	$1,005,476	$—	$1,005,476	$—
Securities sold under agreements to repurchase	24,049	24,049	—	24,049	—
FHLB borrowings	70,000	69,701	—	69,701	—
Subordinated debt	5,155	5,133	—	5,133	—
Accrued interest payable	363	363	—	363	—
Interest rate swaps	341	341	—	341	—

(Dollars in thousands)	December 31, 2014
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$55,022	$55,022	$55,022	$—	$—
Securities held to maturity	1,500	1,397	—	1,397	—
Securities available for sale	348,263	348,263	—	348,263	—
Loans, net	743,060	751,572	—	1,289	750,283
Bank-owned life insurance	22,617	22,617	—	22,617	—
Accrued interest receivable	4,285	4,285	—	4,285	—
Interest rate swaps	50	50	—	50	—
Financial liabilities:
Deposits	$989,080	$989,563	$—	$989,563	$—
Securities sold under agreements to repurchase	38,551	38,551	—	38,551	—
FHLB borrowings	55,000	55,042	—	55,042	—
Subordinated debt	5,155	5,159	—	5,159	—
Accrued interest payable	403	403	—	403	—
Interest rate swaps	337	337	—	337	—

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

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weigh those terms and features. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

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

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on our consolidated financial statements.

Note 11.        Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the six months ended June 30, 2015 and 2014 were:

(Dollars in thousands)	Unrealized Gains (Losses) on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance December 31, 2013	$261	$(29)	$232
Unrealized holding gains (net of tax, $1,822)	3,537	—	3,537
Reclassification adjustment (net of tax, $44)	(85)	—	(85)
Unrealized loss on interest rate swaps (net of tax, $53)	—	(108)	(108)
Reclassification adjustment (net of tax, $3)	—	5	5
Balance June 30, 2014	$3,713	$(132)	$3,581

Balance December 31, 2014	$3,979	$(185)	$3,794
Unrealized holding losses (net of tax of $333)	(644)	—	(644)
Reclassification adjustment (net of tax, $47)	(91)	—	(91)
Unrealized loss on interest rate swap (net of tax, $0)	—	(1)	(1)
Reclassification adjustment, (net of tax of $2)	—	(4)	(4)
Balance June 30, 2015	$3,244	$(190)	$3,054

The following table presents information related to reclassifications from accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	For the Three Months Ended June 30,
(Dollars in thousands)	2015	2014
Securities available for sale (1):
Net securities gains reclassified into earnings	$(37)	$(66)	Gain on securities available for sale
Related income tax expense	13	22	Income tax expense
Derivatives (2):
Loss on interest rate swap ineffectiveness	—	8	Other operating expenses
Related income tax expense	—	(3)	Income tax expense
Net effect on accumulated other comprehensive income	(24)	(39)	Net of tax
Total reclassifications	$(24)	$(39)	Net of tax
(1)    For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".
(2)    For more information related to unrealized losses on derivatives, see Note 12, "Derivatives".

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	For the Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Securities available for sale (1):
Net securities gains reclassified into earnings	$(138)	$(129)	Gain on securities available for sale
Related income tax expense	47	44	Income tax expense
Derivatives (2):
(Gain) loss on interest rate swap ineffectiveness	(6)	8	Other operating expenses
Related income tax expense	2	(3)	Income tax expense
Net effect on accumulated other comprehensive income	(95)	(80)	Net of tax
Total reclassifications	$(95)	$(80)	Net of tax
(1)    For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".
(2)    For more information related to unrealized losses on derivatives, see Note 12, "Derivatives".

Note 12.        Derivatives

The Company utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Company accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Company designates each derivative instrument at the inception of the derivative transaction in accordance with this guidance. Information concerning each of the Company's categories of derivatives as of June 30, 2015 and December 31, 2014 is presented below.

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

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, there was no hedge ineffectiveness identified for the three and six months ended June 30, 2015 and 2014. At December 31, 2014 there was $6,000 of hedge ineffectiveness identified for this interest rate swap.

The amounts included in accumulated other comprehensive income (loss) as unrealized losses (market value net of tax) were $190,000 and $185,000 as of June 30, 2015 and December 31, 2014, respectively.

Information concerning the derivatives designated as a cash flow hedges at June 30, 2015 and December 31, 2014 is presented in the following tables:

	June 30, 2015
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$212	0.28%	2.59%	5.2
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$77	0.18%	1.43%	3.4

	December 31, 2014
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$213	0.23%	2.59%	5.8
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$74	0.16%	1.43%	4.0

Derivatives not designated as hedging instruments

Two-way client loan swaps

During the fourth quarter of 2014 and 2012, the Company entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on an identical notional amount at a fixed interest rate. At the same time, the Company agrees to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our clients to effectively convert a variable rate loan into a fixed rate loan. Because the Company acts as an intermediary for our customers, changes in the fair value of the underlying derivatives contracts offset each other and do not significantly impact our results of operations. The Company had no undesignated interest rate swaps at June 30, 2015 and December 31, 2014.

Certain additional risks arise from interest rate swap contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. We do not expect any counterparty to fail to meet its obligations.

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	June 30, 2015
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,882	$33	$—	1 month LIBOR plus 200 BP	3.90%	12.3
Pay fixed - receive floating interest rate swap	1	1,726	—	19	1 month LIBOR plus 180 BP	4.09%	9.3
Pay floating - receive fixed interest rate swap	1	3,882	—	33	3.90%	1 month LIBOR plus 200 BP	12.3
Pay floating - receive fixed interest rate swap	1	1,726	19	—	4.09%	1 month LIBOR plus 180 BP	9.3
Total derivatives not designated		$11,216	$52	$52

	December 31, 2014
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$4,002	$—	$19	1 month LIBOR plus 200 BP	3.90%	12.9
Pay fixed - receive floating interest rate swap	1	1,747	—	31	1 month LIBOR plus 180 BP	4.09%	9.9
Pay floating - receive fixed interest rate swap	1	4,002	19	—	3.90%	1 month LIBOR plus 200 BP	12.9
Pay floating - receive fixed interest rate swap	1	1,747	31	—	4.09%	1 month LIBOR plus 180 BP	9.9
Total derivatives not designated		$11,498	$50	$50

Note 13.        Other Real Estate Owned (OREO)

At June 30, 2015 and December 31, 2014, OREO balances were $3.4 million and $4.1 million, respectively. OREO is primarily comprised of residential properties and non-residential properties, and are located primarily in the state of Virginia. Changes in the balance for OREO, net of valuation allowances, are as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Balance at the beginning of year, net	$4,051	$3,424
Transfers between loans and other real estate owned	—	3,301
Sales proceeds	(594)	(2,663)
Loss on disposition	(35)	(14)
Less valuation adjustments	(20)	3
Balance at the end of year, net	$3,402	$4,051

Expenses applicable to OREO, were $25,000 and $12,000 during the three months ended June 30, 2015 and 2014, respectively and $92,000 and $179,000 during the six months ended June 30, 2015 and 2014, respectively.

The major classifications of OREO in the consolidated balance sheets at June 30, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Real estate loans:
Construction	$853	$871
Secured by farmland	—	—
Secured by 1-4 family residential	1,035	1,035
Other real estate loans	1,514	2,145
Total real estate loans	$3,402	$4,051

At June 30, 2015, the Company had $250,000 in one consumer mortgage loan secured by residential real estate for which foreclosure was in process. At December 31, 2014, there were no consumer mortgage loans secured by residential real estate for which foreclosure was in process.

Note 14.        Low Income Housing Tax Credits

The Company has invested in three separate housing equity funds at June 30, 2015. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $6.30 million and $6.36 million at June 30, 2015 and December 31, 2014, respectively. The expected terms of these investments and the related tax benefits run through 2032. Tax credits and other tax benefits recognized during the six months ended June 30, 2015 and the year ended December 31, 2014, were $186,000 and $78,000, respectively, related to these investments. Total projected tax credits to be received for 2015 are $339,000, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $6.77 million and $7.00 million at June 30, 2015 and December 31, 2014, respectively, and are included in other liabilities on the consolidated balance sheets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at June 30, 2015 and results of operations of the Company for the three and six months ended June 30, 2015 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2014 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Net income attributable to Middleburg Financial Corporation for the quarter ended June 30, 2015 increased 22.91% to $2.28 million from $1.86 million over the same period in 2014. Earnings per diluted share for the quarter ended June 30, 2015 were $0.32 per share compared to $0.26 per share for the same period in 2014. Net income attributable to Middleburg Financial Corporation for the six months ended June 30, 2015 increased 23.35% to $4.73 million from $3.83 million over the same period in 2014. Earnings per diluted share for the six months ended June 30, 2015 were $0.66 per share compared to $0.54 per share for the same period in 2014.

Annualized return on average assets for the quarter ended June 30, 2015 was 0.73%, compared to 0.61% for the same period in 2014. Annualized return on average equity of Middleburg Financial Corporation for the quarter ended June 30, 2015 was 7.31%, compared to 6.30% for the same period in 2014. Annualized return on average assets for the six months ended June 30, 2015 was 0.77%, compared to 0.63% for the same period in 2014. Annualized return on average equity of Middleburg Financial Corporation for the six months ended June 30, 2015 was 7.66%, compared to 6.60% for the same period in 2014.

The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, decreased from 3.38% for the quarter ended June 30, 2014 to 3.24% for the quarter ended June 30, 2015.  The net interest margin decreased from 3.47% for the six months ended June 30, 2014 to 3.32% for the six months ended June 30, 2015.

The company recorded a recovery of loan losses in the amount of $425,000 for the quarter ended June 30, 2015 compared to a provision of $72,000 for the same period in 2014. The provision for loan losses decreased to $25,000 for the six months ended June 30, 2015 compared to a provision of $960,000 for the same period in 2014.

Non-interest income for the quarter and six months ended June 30, 2015 was lower by 43.22% and 46.49% , respectively, compared to the quarter and six months ended June 30, 2014 primarily due to the decline in gains recorded on the sale of residential mortgage loans in the current period, stemming from the Company's sale of its majority interest in Southern Trust Mortgage during the second quarter of 2014.

Non-interest expense fell by 18.52% compared to the quarter ended June 30, 2014 and declined by 22.77% compared to the six months ended June 30, 2014. Actions taken by the Company to reduce costs as well as the Company's sale of its interest in Southern Trust Mortgage during the second quarter of 2014 were the primary reasons for the decline in non-interest expense.

The Company’s capital ratios remain well above regulatory minimum capital ratios as of June 30, 2015:

•	Tier 1 Leverage ratio was 9.85%, 5.85% over the regulatory minimum of 4.00%.

•	Common Equity Tier 1 ratio was 16.35%, 9.35% over the regulatory minimum of 7.00%.

•	Tier 1 Risk-Based Capital Ratio was 17.04%, 8.54% over the regulatory minimum of 8.50%

•	Total Risk Based Capital Ratio was 18.28%, 7.78% over the regulatory minimum of 10.50%.

At June 30, 2015, total assets were $1.24 billion, an increase of 1.56% since December 31, 2014.  Net loans held-for-investment increased by $18.14 million to $761.20 million, an increase of 2.44% since December 31, 2014. Total deposits were $1.01 billion, an increase of 1.66% since December 31, 2014. Non-maturity deposits, including demand, NOW and savings deposits increased $22.09 million from December 31, 2014 to $762.23 million at June 30, 2015.  Time deposits decreased by 2.30% or $5.72 million from December 31, 2014 to $243.22 million at June 30, 2015.

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

Middleburg Bank evaluates various loans individually for impairment as required by applicable accounting standards.  Loans evaluated individually for impairment include nonperforming loans, such as loans on nonaccrual, loans past due 90 days or more, troubled debt restructurings and other loans selected by management.  The evaluations are based upon discounted cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment with a group of loans that have similar characteristics.

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

The amount of estimated impairment for individually evaluated loans and groups of unimpaired loans is added together for a total estimate of loans losses.  This estimate of losses is compared to the allowance for loan losses of Middleburg Bank as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  Middleburg Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which may be material to the consolidated financial statements.

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

Results of Operations

The Company's net income for the second quarter of 2015 was $2.28 million, an increase of $425,000 or 22.91% compared to the second quarter of 2014. For the second quarter of 2015, earnings per diluted share was $0.32 compared to earnings per diluted share of $0.26 for the second quarter of 2014.

The following tables reflect an analysis of the Company’s net interest income for the quarters ended June 30, 2015 and 2014 using the daily average balances of the Company’s assets and liabilities for the periods indicated. Nonaccrual loans are included in the loan balances.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$315,874	$1,858	2.36%	$276,110	$1,864	2.71%
Tax-exempt (1)	51,199	680	5.33%	57,394	814	5.69%
Total securities	$367,073	$2,538	2.77%	$333,504	$2,678	3.22%
Loans:
Taxable	$764,101	$8,009	4.20%	$744,009	$8,487	4.58%
Tax-exempt (1)	615	8	5.22%	652	9	5.54%
Total loans (3)	$764,716	$8,017	4.20%	$744,661	$8,496	4.58%
Interest on deposits with other banks and federal funds sold	50,861	31	0.24%	81,552	47	0.23%
Total earning assets	$1,182,650	$10,586	3.59%	$1,159,717	$11,221	3.88%
Less: allowances for loan losses	(12,150)			(12,606)
Total nonearning assets	76,720			78,679
Total assets	$1,247,220			$1,225,790
Liabilities:
Interest-bearing deposits:
Checking	$345,768	$173	0.20%	$340,789	$161	0.19%
Regular savings	118,467	55	0.19%	113,487	53	0.19%
Money market savings	66,300	31	0.19%	73,308	35	0.19%
Time deposits:
$100,000 and over	129,519	286	0.89%	123,527	317	1.03%
Under $100,000	107,352	303	1.13%	132,002	429	1.30%
Total interest-bearing deposits	$767,406	$848	0.44%	$783,113	$995	0.51%
Securities sold under agreements to repurchase	29,168	17	0.25%	35,114	81	0.93%
FHLB borrowings and other debt	74,825	174	0.93%	85,155	355	1.60%
Federal funds purchased	4	—	—%
Total interest-bearing liabilities	$871,403	$1,039	0.48%	$903,386	$1,431	0.63%
Non-interest bearing liabilities:
Demand deposits	237,560			194,779
Other liabilities	13,149			9,936
Total liabilities	$1,122,112			$1,108,101
Non-controlling interest	—			—
Shareholders' equity	125,108			117,689
Total liabilities and shareholders' equity	$1,247,220			$1,225,790
Net interest income		$9,547			$9,790
Interest rate spread			3.11%			3.25%
Cost of Funds			0.38%			0.52%
Interest expense as a percent of average earning assets			0.35%			0.49%
Net interest margin			3.24%			3.38%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 365 day year.

(3)	Total average loans include loans on non-accrual status.

The Company's net income for the six months ended June 30, 2015 was $4.73 million, an increase of $895,000 or 23.35% from the six months ended June 30, 2014. For the six months ended June 30, 2015, earnings per diluted share was $0.66 compared to earnings per diluted share of $0.54 for the six months ended June 30, 2014.

The following tables reflect an analysis of the Company’s net interest income for the six months ended June 30, 2015 and 2014 using the daily average balances of the Company’s assets and liabilities for the periods indicated. Nonaccrual loans are included in the loan balances.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$312,875	$3,823	2.46%	$276,510	$3,555	2.59%
Tax-exempt (1)	51,899	1,379	5.36%	59,155	1,698	5.79%
Total securities	$364,774	$5,202	2.88%	$335,665	$5,253	3.16%
Loans:
Taxable	$757,880	$16,246	4.32%	$750,666	$17,288	4.64%
Tax-exempt (1)	615	16	5.25%	652	17	5.26%
Total loans (3)	$758,495	$16,262	4.32%	$751,318	$17,305	4.66%
Interest on deposits with other banks and federal funds sold	56,003	61	0.22%	65,268	73	0.23%
Total earning assets	$1,179,272	$21,525	3.68%	$1,152,251	$22,631	3.96%
Less: allowances for loan losses	(11,907)			(13,101)
Total nonearning assets	76,473			80,133
Total assets	$1,243,838			$1,219,283
Liabilities:
Interest-bearing deposits:
Checking	$341,471	$339	0.20%	$336,690	$322	0.19%
Regular savings	116,902	108	0.19%	113,262	105	0.19%
Money market savings	67,909	63	0.19%	74,864	71	0.19%
Time deposits:
$100,000 and over	130,872	579	0.89%	126,948	640	1.02%
Under $100,000	108,851	614	1.14%	131,385	859	1.32%
Total interest-bearing deposits	$766,005	$1,703	0.45%	$783,149	$1,997	0.51%
Securities sold under agreements to repurchase	31,452	62	0.40%	35,431	161	0.90%
FHLB borrowings and other debt	70,431	342	0.98%	85,155	668	1.54%
Federal funds purchased	2	—	—%	2	—	—%
Total interest-bearing liabilities	$867,890	$2,107	0.49%	$903,737	$2,826	0.63%
Non-interest bearing liabilities:
Demand deposits	238,169			189,807
Other liabilities	13,283			9,549
Total liabilities	$1,119,342			$1,103,093
Non-controlling interest	—			—
Shareholders' equity	124,496			116,190
Total liabilities and shareholders' equity	$1,243,838			$1,219,283
Net interest income		$19,418			$19,805
Interest rate spread			3.19%			3.33%
Cost of Funds			0.38%			0.52%
Interest expense as a percent of average earning assets			0.36%			0.49%
Net interest margin			3.32%			3.47%

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

Net interest income was $9.31 million for the quarter ended June 30, 2015.  This is a decrease of 2.07% compared to net interest income for the same period in 2014.  The net interest margin for the quarter ended June 30, 2015 was 3.24% compared to 3.38% for the same period in 2014. Net interest income was $18.94 million for the six months ended June 30, 2015. This is a decrease of 1.45% over net interest income reported for the same period for 2014. The net interest margin for the six months ended June 30, 2015 was 3.32% compared to 3.47% for the same period for 2014.

The following factors contributed to the change in the net interest margin:

•
Yields on earning assets during the quarter ended June 30, 2015 declined by 29 bp compared to the same period for 2014. This included a 38 bp decrease in loan yields and a 45 bp decrease in yields on investment securities for the same period. Yields on earning assets during the six month period ended June 30, 2015 declined by 28 bp compared to the same period for 2014. This included a 34 bp decrease in loan yields and a 28 bp decrease in yields on investment securities for the same period.

•	Cost of funds was 38 bp, 14 bp lower than the three and six months ended June 30, 2014 of 52 bp.

Yields on investment securities were impacted by higher premium amortization stemming from faster prepayments on mortgage backed securities accompanied by lower book yields for securities that were added to the portfolio during the period. Loan yields declined due to refinancing of existing loans and new loans getting booked at lower rates.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
GAAP measures:
Interest Income - Loans	$8,014	$8,493	$16,257	$17,299
Interest Income - Investments & Other	2,338	2,448	4,794	4,749
Interest Expense - Deposits	848	995	1,703	1,997
Interest Expense - Other Borrowings	191	436	404	829
Total Net Interest Income	$9,313	$9,510	$18,944	$19,222
Non-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	231	277	469	577
Non-taxable interest income - loans	3	3	5	6
Total Tax Benefit Realized on Non-Taxable Interest Income	$234	$280	$474	$583
Total Tax Equivalent Net Interest Income	$9,547	$9,790	$19,418	$19,805

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

Non-Interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income includes fees generated by the commercial and retail banking segment and the wealth management segment.  Non-interest income for the quarter and six months ended June 30, 2015 was lower by 43.22% and 46.49% compared to the quarter and six months ended June 30, 2014, respectively.  A more detailed discussion of non-interest income follows:

•
The primary reason for the decline in non-interest income compared to the quarter ended June 30, 2014 was due to the decline of gains on the sales of residential mortgage loans in the current period, stemming primarily from the Company's sale of its majority interest in Southern Trust Mortgage during the second quarter of 2014.

•
Total revenue generated by our wealth management group, Middleburg Investment Group ("MIG") was $1.24 million for the quarter ended June 30, 2015, an increase of 17.60% when compared to the quarter ended June 30, 2014. Total revenue generated by MIG was $2.46 million for the six month period ended June 30, 2015, an increase of 16.91% when compared to the same period in 2014. Fee income is based primarily upon the market value of the accounts under administration which were $1.97 billion at June 30, 2015 and $1.68 billion at June 30, 2014.

The following table depicts the changes in non-interest income:

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Service charges on deposit accounts	$612	$622	$1,170	$1,180
Trust services income	1,243	1,057	2,461	2,105
Gains (losses) on sales of loans held for sale	(6)	1,916	(6)	4,858
Gains on sales of securities available for sale, net	37	66	138	129
Commissions on investment sales	154	146	283	286
Bank owned life insurance	163	164	323	326
Gain on sale of majority interest in consolidated subsidiary	—	24	—	24
Other operating income	223	278	1,065	1,247
Total non-interest income	$2,426	$4,273	$5,434	$10,155

Non-Interest Expense

Non-interest expense for the quarter ended June 30, 2015, fell by 18.52% compared to the same period in 2014. Non-interest expense fell by 22.77% compared to the six months ended June 30, 2014. Principal reasons for the improvement in non-interest expenses were the following:

•
Salaries and employee benefit expenses declined by 17.02% and 24.60% when compared to the quarter and six months ended June 30, 2014. The decline in salary and benefit expenses compared to 2014 was primarily due to the sale of the Company's majority interest in Southern Trust Mortgage in the second quarter of 2014.

•
Occupancy and equipment expense declined by 26.98% and 28.33% compared to the quarter and six month periods ended June 30, 2014. The primary reasons for lower expenses in this category was management's overall expense control initiative and the sale of Southern Trust Mortgage in the second quarter of 2014.

•
Other expenses decreased by 23.30% and 21.66% compared to the quarter and six month periods ended June 30, 2014. The majority of expenses in this category relate to deposit processing, professional and advisory fees. The primary reason for lower expenses compared to 2014 was the sale of the Company's majority interest in Southern Trust Mortgage in the second quarter of 2014.

The following table depicts the changes in non-interest expense:

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Salaries and employee benefits	$4,973	$5,993	$9,821	$13,026
Occupancy and equipment	1,226	1,679	2,565	3,579
Advertising	101	131	234	294
Computer operations	522	510	1,012	969
Other real estate owned	25	12	92	179
Other taxes	231	220	454	417
Federal deposit insurance	184	230	395	468
Other operating expenses	1,807	2,356	3,396	4,335
Total non-interest expense	$9,069	$11,131	$17,969	$23,267

The adjusted efficiency ratio is not a measurement under accounting principles generally accepted in the United States. The Company calculates its efficiency ratio by dividing non-interest expense (adjusted for amortization of intangibles and other real estate expenses) by the sum of tax equivalent net interest income and non-interest income excluding gains and losses on the investment portfolio. The tax rate utilized in calculating tax equivalent amounts is 34%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.  The calculation of the adjusted efficiency ratio for the three and six months ended June 30, 2015 and 2014 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Summary of Operating Results:
Non-interest expense	$9,069	$11,131	$17,969	$23,267
Less: Amortization expense	43	43	85	86
Less: Other real estate owned expenses, net	25	12	92	179
Adjusted non-interest expense	$9,001	$11,076	$17,792	$23,002

Net interest income	$9,313	$9,510	$18,944	$19,222

Non-interest income	2,426	4,273	5,434	10,155
Less: Gains on securities available for sale, net	37	66	138	129
Adjusted non-interest income	$2,389	$4,207	$5,296	$10,026
Tax equivalent adjustment	318	365	640	751
Total net interest income and non-interest income, adjusted	$12,020	$14,082	$24,880	$29,999

Efficiency ratio, adjusted	74.88%	78.65%	71.51%	76.68%
Efficiency ratio, GAAP (1)	77.26%	80.76%	73.71%	79.20%
(1) Computed by dividing non-interest expense by the sum of net interest income and non-interest income.

Income Taxes

Income taxes on earnings amounted to $815,000, resulting in an effective tax rate of 26.33% for the quarter ended June 30, 2015, compared with $667,000, or 25.85% for the quarter ended June 30, 2014. Income taxes on earnings amounted to $1.66 million, resulting in an effective tax rate of 25.94% for the six months ended June 30, 2015, compared with $1.42 million, or 27.48% for the six months ended June 30, 2014. The primary reason for the decline in the effective tax rate was the benefit from low income housing tax credits. For a further discussion of low income housing tax credits, see “Note 14. Low Income Housing Tax Credits".

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total consolidated assets at June 30, 2015 were $1.24 billion, an increase of 1.56% from December 31, 2014. Changes in major asset categories were as follows:

•	Cash balances and deposits with other banks decreased by $5.62 million compared to December 31, 2014.

•	The Company deployed some of its excess liquidity into growing its securities portfolio which increased by $3.73 million compared to December 31, 2014.

•	Gross loan balances increased by $18.24 million from December 31, 2014.

Total consolidated liabilities at June 30, 2015 were $1.12 billion, an increase of 1.49% from December 31, 2014. Total deposits increased by $16.37 million from December 31, 2014 to $1.01 billion as of June 30, 2015. Federal Home Loan Bank borrowings increased by $15 million to $70 million.

Shareholders equity at June 30, 2015 was $124.79 million, compared to shareholders equity of $122.03 million at December 31, 2014. Retained earnings at June 30, 2015 were $59.15 million compared to retained earnings of $55.85 million at December 31, 2014. The book value of the Company’s common stock at June 30, 2015 was $17.42 per share versus $17.11 per share at December 31, 2014.

Loans

The Company’s loan portfolio at June 30, 2015 totaled 65.56% of average earning assets with a tax equivalent yield of 4.32% during the six month period ended June 30, 2015.

The following table summarized total loans by category:

	June 30,	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Real estate loans:
Construction	$30,781	$33,050	$36,025	$50,218	$42,208
Secured by farmland	19,505	19,708	16,578	11,876	10,047
Secured by 1-4 family residential	272,198	265,216	273,384	260,620	236,760
Other real estate loans	265,892	255,236	260,333	254,930	275,428
Commercial loans	167,542	163,269	129,554	118,573	94,427
Consumer loans	17,172	18,367	12,606	13,260	12,523
Total gross loans	773,090	754,846	728,480	709,477	671,393
Less allowance for loan losses	11,894	11,786	13,320	14,311	14,623
Net loans	$761,196	$743,060	$715,160	$695,166	$656,770

Changes in the loan portfolio at June 30, 2015 compared to December 31, 2014 were as follows.

•
Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans.  These loans represented 4.00% of total loans, a decrease of approximately $2.27 million from $33.05 million.

•	Loans secured by farmland decreased by $203,000 from $19.71 million.

•	Loans secured by 1-4 family residential real estate represented 35.20% of total loans, an increase of $6.98 million.

•
Other real estate loans are typically non-farm, non-residential real estate loans which are, in most cases, owner-occupied commercial buildings.  Other real estate loans represented 34.40% of total loans, an increase of $10.66 million.

•	Commercial loans, which consist of secured and unsecured loans to small businesses, increased 2.62%.

•	Consumer loans decreased by $1.20 million or 6.51%.

Asset Quality

Delinquencies on loans that were more than 90 days late and still accruing remain low at 0.02% of total loans as of June 30, 2015 and 0.004% as of December 31, 2014, past due loans decreased from $4.85 million at December 31, 2014 to $2.08 million at June 30, 2015, a decrease of 57.09%, and nonaccrual loans declined to $8.01 million as of June 30, 2015 from $9.94 million as of December 31, 2014.

Two loans from a single borrower relationship totaling $9.93 million underwent a restructuring during the second quarter of 2015 and one of the loans was downgraded, which resulted in total nonperforming assets increasing to $24.77 million or 1.99% of total assets compared to $19.45 million or 1.59% of total assets at December 31, 2014, increased troubled debt restructurings to $15.74 million at June 30, 2015 compared to $6.90 million at December 31, 2014, and increased substandard loans by 29.34% to $25.05 million at June 30, 2015 from $19.37 million at December 31, 2014. While this loan was restructured and downgraded during the second quarter 2015, the Company had properly classified this loan as impaired at December 31, 2014.

During the quarter, the Company sold $1.02 million of nonperforming loans and upgraded the risk rating of several loans due to the improved financial condition of the borrowers, resulting in the release of reserves which led to a recovery of provision for loan losses of $425,000 during the second quarter.

The table below summarizes nonperforming assets for the periods indicated.

	June 30,	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans	$8,008	$9,944	$19,752	$21,664	$25,346
Restructured loans (1)	12,138	4,295	4,674	5,132	3,853
Accruing loans greater than 90 days past due	173	30	808	1,044	1,233
Total nonperforming loans	$20,319	$14,269	$25,234	$27,840	$30,432
Other real estate owned	3,402	4,051	3,424	9,929	8,535
Repossessed assets (2)	1,044	1,132	—	—	—
Total nonperforming assets	$24,765	$19,452	$28,658	$37,769	$38,967

Allowance for loan losses	$11,894	$11,786	$13,320	$14,311	$14,623

Nonperforming loans to total loans	2.63%	1.89%	3.46%	3.92%	4.53%
Allowance for loan losses to nonperforming loans	58.54%	82.60%	52.79%	51.40%	48.05%
Nonperforming assets to total assets	1.99%	1.59%	2.33%	3.05%	3.27%
(1) Amount reflects restructured loans that are not included in nonaccrual loans.
(2) Included in other assets.

Included in nonperforming loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at June 30, 2015 was $15.7 million of which $3.6 million were included in the Company’s nonaccrual loan totals at that date and $12.1 million represented loans performing as agreed to the restructured terms. This compares with $6.9 million in total TDRs at December 31, 2014. The increase in TDRs during the first six months of 2015 is primarily attributed to the restructuring of two loans to a single borrower described above.  The amount of the valuation allowance related to TDRs was $1.62 million and $517,000 as of June 30, 2015 and December 31, 2014, respectively.

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

The allowance for loans losses was $11.89 million or 1.54% of total loans at June 30, 2015 compared to $11.79 million or 1.56% of total loans at December 31, 2014 and $13.23 million or 1.81% of total loans at June 30, 2014. During the quarter, the Company sold $1.02 million of nonperforming loans and upgraded the risk rating of several loans due to the improved financial condition of the borrowers, resulting in the release of reserves which led to a recovery of provision for loan losses of $425,000 during the second quarter.

The following table depicts the transactions, in summary form, related to the allowance for loan losses.

	For the Six Months Ended	For the Year Ended
(Dollars in thousands)	June 30, 2015	December 31, 2014
Balance, beginning of period	$11,786	$13,320
Add: Provision for loan losses	25	1,960
Adjustment for the sale of majority interest in consolidated subsidiary	—	(95)
Less: Charge-offs:
Real estate loans:
Construction	$—	$(1,186)
Secured by 1-4 family residential	(12)	(1,380)
Other real estate loans	(9)	(747)
Commercial loans	(246)	(959)
Consumer loans	(40)	(36)
Total charge-offs	$(307)	$(4,308)
Add: Recoveries:
Real estate loans:
Construction	$31	$258
Secured by 1-4 family residential	324	342
Other real estate loans	21	110
Commercial loans	8	104
Consumer loans	6	95
Total recoveries	$390	$909
Net charge-offs	$83	$(3,399)
Balance, end of period	$11,894	$11,786

Allowance for loan losses to total loans	1.54%	1.56%
Net charge-offs (recoveries) to average loans	(0.01)%	0.46%

The allocation of the allowance (dollars in thousands) at June 30, 2015 and December 31, 2014 were:

	June 30, 2015	December 31, 2014
Real Estate Construction	$560	$550
Real Estate Secured by Farmland	190	179
1-4 Family Residential	4,122	3,966
Other Real Estate Loans	3,963	3,916
Commercial	1,844	2,354
Consumer	1,215	821
	$11,894	$11,786

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

Securities

The carrying value of the securities portfolio was $353.49 million at June 30, 2015, an increase of $3.73 million compared to the carrying value of $349.76 million at December 31, 2014.

Unrealized losses were $2.48 million and $2.14 million at June 30, 2015 and December 31, 2014, respectively. Unrealized gains were $7.26 million and $8.07 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity. For debt securities related to corporate securities, the Company determined that there was no other adverse change in the cash flows as viewed by a market participant; therefore, the Company does not consider the investments in these assets to be other-than-temporarily impaired at June 30, 2015.

The securities portfolio at June 30, 2015 and December 31, 2014 represented approximately 29.8% and 30.4% of the average earning assets of the Company during the six and twelve month periods then ended.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased by $85,000 to $3.72 million at June 30, 2015. This decrease is attributable to amortization expense related to intangibles.

Deposits

Total deposits increased by $16.37 million from December 31, 2014 to $1.01 billion as of June 30, 2015, primarily due to strong deposit inflows, specifically in non-interest bearing business checking accounts, during the period.

Time deposits decreased by $5.72 million or 2.30% from December 31, 2014 to $243.22 million at June 30, 2015. Time deposits include brokered certificates of deposit and CDARS deposits. Securities sold under agreements to repurchase (“Repo Accounts”) decreased by $14.50 million from $38.55 million at December 31, 2014 to $24.05 million at June 30, 2015. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000. All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

FHLB Borrowings

The Company had no overnight advances from the Federal Home Loan Bank of Atlanta (“FHLB”) outstanding at June 30, 2015. FHLB term advances were $70.00 million at June 30, 2015, higher by $15.00 million compared to December 31, 2014.  We raised cash through short term advances maturing in three months or less in part to pay-off longer term wholesale borrowings that matured during the quarter.  Additionally, since some of the deposit growth in the second quarter was deemed to be cyclical, the FHLB term advances enabled the Bank to manage liquidity without selling securities, which would have reduced the yield on earning assets.

Capital Resources and Dividends

Shareholders' equity was $124.79 million at June 30, 2015 compared to $122.03 million at December 31, 2014. During the six month period ended June 30, 2015, the Company declared common stock dividends of $0.20 per share, compared to $0.14 per share for the same period in 2014. The book value of common stock was $17.42 per share at June 30, 2015 and $17.11 at December 31, 2014.

The Company's capital ratios remain well above regulatory minimum capital ratios as of June 30, 2015 and December 31, 2014:

•	Total Risk Based Capital ratio of 18.28% and 16.95% at June 30, 2015 and December 31, 2014, respectively.

•	Common Equity Tier 1 ratio of 16.35% at June 30, 2015. This is a new ratio under Basel III for 2015.

•	Tier 1 Capital ratio of 17.04% and 15.70% at June 30, 2015 and December 31, 2014, respectively.

•	Leverage ratio of 9.85% at June 30, 2015 compared to 9.90% at December 31, 2014.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $24.0 million, none of which were outstanding at June 30, 2015.  Middleburg Bank is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  At June 30, 2015, available borrowing capacity from this source was $35.90 million.  At June 30, 2015, Middleburg Bank had $24.05 million of outstanding borrowings pursuant to securities sold under agreements to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.

The Company has a secured line of credit with the Federal Home Loan Bank of Atlanta . The credit available from this line depends on the total assets of the bank. As of June 30, 2015, the remaining credit availability from this line was up to $307.77 million, while the amount of eligible lendable collateral, in the form of qualifying real estate secured loans, was $150.83 million. The bank would have to post additional collateral, in the form of eligible securities, if it sought to borrow more than the amount of eligible lending collateral. The Company had $248.16 million of unencumbered securities as of June 30, 2015.

At June 30, 2015, cash, interest-bearing deposits with other banks, federal funds sold, short-term investments and unencumbered securities available for sale were 26.64% of total deposits and liabilities.

Off-Balance Sheet Arrangements
As of June 30, 2015, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis as of June 30, 2015 and December 31, 2014.

Estimated Net Interest Income Sensitivity
Rate Change	June 30, 2015	December 31, 2014
+ 200 bps	4.9%	4.3%
- 200 bps	(16.3)%	(14.8)%

At June 30, 2015, the Company’s interest rate risk model indicated that for an immediate 200 basis points increase in interest rates, net interest income was expected to increase by 4.90% over a 12-month period.  For the same time period, the interest rate risk model indicated that, for an immediate 200 basis points decrease in interest rates, net interest income was expected to decrease by 16.3% over a 12-month period.  While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

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

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date:	August 7, 2015	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date:	August 7, 2015	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.