Form 10-Q
period 2015-09-30
MIDDLEBURG FINANCIAL CORP
filed 2015-11-06
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,162,716 shares of Common Stock as of November 6, 2015.

 MIDDLEBURG FINANCIAL CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

PART I

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
	(Unaudited)
	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$6,498	$7,396
Interest bearing deposits with other banks	33,281	47,626
Total cash and cash equivalents	39,779	55,022
Securities held to maturity, fair value of $1,375 and $1,397, respectively	1,500	1,500
Securities available for sale, at fair value	372,779	348,263
Restricted securities, at cost	5,349	5,279
Loans, net of allowance for loan losses of $11,400 and $11,786, respectively	769,467	743,060
Premises and equipment, net	19,787	18,104
Goodwill and identified intangibles, net	3,679	3,807
Other real estate owned, net of valuation allowance of $890 and $755, respectively	3,871	4,051
Bank owned life insurance	23,107	22,617
Accrued interest receivable and other assets	21,972	21,154
TOTAL ASSETS	$1,261,290	$1,222,857
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$242,890	$216,912
Savings and interest bearing demand deposits	539,972	523,230
Time deposits	249,491	248,938
Total deposits	1,032,353	989,080
Securities sold under agreements to repurchase	24,468	38,551
Federal Home Loan Bank borrowings	60,000	55,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	12,902	13,037
TOTAL LIABILITIES	1,134,878	1,100,823
Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized; 7,162,716 and 7,131,643 issued and outstanding, respectively)	17,522	17,494
Capital surplus	45,224	44,892
Retained earnings	60,542	55,854
Accumulated other comprehensive income	3,124	3,794
TOTAL SHAREHOLDERS' EQUITY	126,412	122,034
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,261,290	$1,222,857

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
	(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$8,227	$8,357	$24,484	$25,656
Interest and dividends on securities
Taxable	1,938	1,763	5,636	5,173
Tax-exempt	444	535	1,354	1,656
Dividends	71	84	196	230
Interest on deposits with other banks and federal funds sold	23	51	84	123
Total interest and dividend income	10,703	10,790	31,754	32,838
INTEREST EXPENSE
Interest on deposits	877	955	2,580	2,952
Interest on securities sold under agreements to repurchase	2	81	64	243
Interest on FHLB borrowings and other debt	165	209	507	876
Total interest expense	1,044	1,245	3,151	4,071
NET INTEREST INCOME	9,659	9,545	28,603	28,767
(Recovery of) provision for loan losses	(432)	550	(407)	1,510
NET INTEREST INCOME AFTER (RECOVERY OF) PROVISION FOR LOAN LOSSES	10,091	8,995	29,010	27,257
NON-INTEREST INCOME
Service charges on deposit accounts	622	635	1,792	1,815
Trust services income	1,168	1,119	3,629	3,224
Gains on sales of loans held for sale, net	—	1	3	4,859
Gains on sales of securities available for sale, net	—	12	138	141
Commissions on investment sales	132	193	415	479
Bank owned life insurance	166	168	489	494
Gain on sale of majority interest in consolidated subsidiary	—	—	—	24
Other operating income	266	152	1,331	1,399
Total non-interest income	2,354	2,280	7,797	12,435
NON-INTEREST EXPENSE
Salaries and employee benefits	4,834	4,441	14,664	17,467
Occupancy and equipment	1,248	1,262	3,813	4,841
Advertising	98	136	332	430
Computer operations	524	439	1,536	1,408
Other real estate owned	193	(33)	285	145
Other taxes	230	220	684	637
Federal deposit insurance	188	220	583	687
Other operating expenses	1,959	1,706	5,355	6,042
Total non-interest expense	9,274	8,391	27,252	31,657
Income before income taxes	3,171	2,884	9,555	8,035
Income tax expense	850	763	2,506	2,179
NET INCOME	2,321	2,121	7,049	5,856
Net loss attributable to non-controlling interest	—	—	—	98
Net income attributable to Middleburg Financial Corporation	$2,321	$2,121	$7,049	$5,954
Earnings per share:
Basic	$0.32	$0.30	$0.99	$0.84
Diluted	$0.32	$0.30	$0.98	$0.84

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
	(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$2,321	$2,121	$7,049	$5,856
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax of ($102), ($89), $229 and ($1,911), respectively	198	173	(446)	3,710
Reclassification adjustment for gains included in net income, net of tax of $0, $4, $47 and $48, respectively	—	(8)	(91)	(93)
Unrealized gains (losses) on interest rate swaps, net of tax of $66, ($39), $66 and $14, respectively	(128)	81	(129)	(27)
Reclassification adjustment for gain on interest rate swap ineffectiveness included in net income, net of tax of $0, $3, $2 and $0, respectively	—	(5)	(4)	—
Total other comprehensive income (loss)	70	241	(670)	3,590
Total comprehensive income	2,391	2,362	6,379	9,446
Comprehensive loss attributable to non-controlling interest	—	—	—	98
Comprehensive income attributable to Middleburg Financial Corporation	$2,391	$2,362	$6,379	$9,544

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except for share and per share data)
(Unaudited)

	For the Nine Months Ended September 30, 2015 and 2014
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance December 31, 2013	$17,403	$44,251	$50,689	$232	$2,498	$115,073

Net income	—	—	5,954	—	(98)	5,856
Other comprehensive income, net of tax	—	—	—	3,590	—	3,590
Cash dividends declared ($0.14 per share)	—	—	(1,706)	—	—	(1,706)
Sale of majority interest in consolidated subsidiary	—	—	—	—	(2,400)	(2,400)
Exercise of stock options (9,563 shares)	50	250	—	—	—	300
Restricted stock vesting (15,258 shares)	39	(39)	—	—	—	—
Repurchase of restricted stock (4,693 shares)	(12)	(76)	—	—	—	(88)
Share-based compensation	—	297	—	—	—	297
Balance September 30, 2014	$17,480	$44,683	$54,937	$3,822	$—	$120,922

Balance December 31, 2014	$17,494	$44,892	$55,854	$3,794	$—	$122,034

Net income	—	—	7,049	—	—	7,049
Other comprehensive loss, net of tax	—	—	—	(670)	—	(670)
Cash dividends ($0.33 per share)	—	—	(2,361)	—	—	(2,361)
Restricted stock vesting (15,692 shares)	39	(39)	—	—	—	—
Repurchase of restricted stock (4,577 shares)	(11)	(72)	—	—	—	(83)
Share-based compensation	—	443	—	—	—	443
Balance September 30, 2015	$17,522	$45,224	$60,542	$3,124	$—	$126,412

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$7,049	$5,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,736	1,536
(Recovery of) provision for loan losses	(407)	1,510
Gain on sales of securities available for sale, net	(138)	(141)
Loss on disposal of assets, net	65	59
Premium amortization on securities, net	2,937	2,114
Decrease in loans held for sale, net	—	33,175
Share-based compensation	443	297
Gain on sale of majority interest in consolidated subsidiary	—	(24)
Loss (gain) on sale of other real estate owned, net	46	(238)
Valuation adjustment on other real estate owned	177	222
Valuation adjustment on property held for sale	—	200
Changes in assets and liabilities:
Increase in other assets	(1,854)	(2,431)
(Decrease) increase in other liabilities	(135)	3,025
Net cash provided by operating activities	$9,919	$45,160
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal repayments and sales of securities available for sale	$82,336	$102,344
Purchase of securities available for sale	(110,464)	(105,448)
(Purchase) redemption of restricted stock, net	(70)	1,951
(Purchase) sale of bank premises and equipment, net	(2,756)	988
Origination of loans, net	(27,847)	(8,117)
Proceeds from sale of loans	1,127
Proceeds from sale of majority interest in consolidated subsidiary, net	—	3,618
Proceeds from sale of other real estate owned and repossessed assets	766	1,680
Net cash used in investing activities	$(56,908)	$(2,984)
Cash Flows from Financing Activities
Increase in demand, interest-bearing demand and savings deposits	$42,720	$23,885
Increase (decrease) in time deposits	553	(19,715)
Increase (decrease) in securities sold under agreements to repurchase	(14,083)	1,930
Increase (decrease) in FHLB borrowings	5,000	(35,000)
Payment of dividends on common stock	(2,361)	(1,706)
Proceeds from issuance of common stock, net	—	300
Repurchase of common stock	(83)	(88)
Net cash provided by (used in) financing activities	$31,746	$(30,394)
Increase (decrease) in cash and and cash equivalents	(15,243)	11,782
Cash and cash equivalents at beginning of the period	55,022	67,343
Cash and cash equivalents at end of the period	$39,779	$79,125
Supplemental Disclosures of Cash Flow Information
Interest paid	$3,158	$4,194
Income taxes	$2,560	$500
Supplemental Disclosure of Non-Cash Transactions
Unrealized (loss) gain on securities available for sale	$(813)	$5,480
Change in market value of interest rate swap	$(201)	$(41)
Transfer of loans to other real estate owned and repossessed assets	$720	$4,438

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.        General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2015 and December 31, 2014, the results of operations, comprehensive income, for the three and nine month periods ending September 30, 2015 and 2014 and changes in shareholders' equity and cash flows for the nine months ended September 30, 2015 and 2014, in accordance with accounting principles generally accepted in the United States of America.  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.        Share-Based Compensation Plan

The Company sponsors one share-based compensation plan, the 2006 Equity Compensation Plan, which provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance share awards, incentive awards, and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006, and has succeeded the Company’s 1997 Stock Incentive Plan.  Under the plan, the Company may grant share-based compensation to its directors, officers, employees, and other persons the Company determines have contributed to the profits or growth of the Company.  The number of shares reserved for issuance total 430,000 shares.

For the nine months ended September 30, 2015, and 2014, the Company recorded $443,000 and $297,000, respectively, in share-based compensation expense. As of September 30, 2015, there was $1.6 million of total unrecognized compensation expense related to non-vested restricted awards under the 2006 Equity Compensation Plan. For the three and nine months ended September 30, 2015, the Company recorded no compensation expense related to option awards. As of September 30, 2015 all outstanding option awards were previously vested and, accordingly, there was no unrecognized compensation expense as of September 30, 2015.

The aggregate intrinsic value, noted in the tables below, represents the amount by which the current market value of the underlying stock exceeds the exercise price as of September 30, 2015. Given there is no exercise price for restricted stock, the amount is equal to the current market value of the stock. This amount changes based on changes in the market value of the Company’s common stock.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan:

	September 30, 2015
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2014	134,108	$16.66
Granted	36,150	18.50
Vested	(15,692)	15.82
Forfeited	(500)	18.07
Non-vested at September 30, 2015	154,066	$17.17	$2,713

The weighted-average remaining contractual term for non-vested service award grants at September 30, 2015, was 3.17 years.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan and remaining outstanding unexercised options under the 1997 Stock Incentive Plan.

	September 30, 2015
	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	30,012	$14.00	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at September 30, 2015	30,012	$14.00	$108
Options exercisable at September 30, 2015	30,012	$14.00	$108

As of September 30, 2015, options outstanding and exercisable are summarized as follows:

Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Options Exercisable
$14.00	25,012	3.45	25,012
$14.00	5,000	4.09	5,000
$14.00	30,012	3.56	30,012

Note 3.        Securities

Amortized costs and fair values of securities held to maturity are summarized as follows.

	September 30, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$1,500	$—	$(125)	$1,375
Total	$1,500	$—	$(125)	$1,375

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$1,500	$—	$(103)	$1,397
Total	$1,500	$—	$(103)	$1,397

The amortized cost and fair value of securities held to maturity as of September 30, 2015, by contractual maturity are shown below.

	September 30, 2015
(Dollars in thousands)	Amortized Cost	Fair Value
Held to Maturity
Due after ten years	$1,500	$1,375
Total	$1,500	$1,375

Amortized costs and fair values of securities available for sale are summarized as follows:

	September 30, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$67,119	$656	$(58)	$67,717
U.S. Treasury securities	50	—	—	50
Obligations of states and political subdivisions	75,131	1,908	(470)	76,569
Mortgage-backed securities:
Agency	137,836	4,282	(434)	141,684
Non-agency	14,914	28	(60)	14,882
Other asset backed securities	54,958	505	(475)	54,988
Corporate securities	17,554	2	(667)	16,889
Total	$367,562	$7,381	$(2,164)	$372,779

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$41,317	$283	$(203)	$41,397
Obligations of states and political subdivisions	55,541	2,408	(209)	57,740
Mortgage-backed securities:
Agency	169,257	4,698	(742)	173,213
Non-agency	28,235	115	(227)	28,123
Other asset backed securities	31,338	433	(58)	31,713
Corporate securities	16,545	131	(599)	16,077
Total	$342,233	$8,068	$(2,038)	$348,263

The amortized cost and fair value of securities available for sale as of September 30, 2015, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	September 30, 2015
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$320	$321
Due after one year through five years	10,639	11,067
Due after five years through ten years	25,868	25,675
Due after ten years	123,027	124,162
Mortgage-backed securities	152,750	156,566
Other asset backed securities	54,958	54,988
Total	$367,562	$372,779

Proceeds from maturities, calls, principal repayments and sales of securities available for sale during the nine months ended September 30, 2015, were $82.3 million.  Gross gains of $175,000 and gross losses of $37,000 were realized, respectively.  The tax expense applicable to these net realized gains amounted to $47,000.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $109.5 million and $125.7 million at September 30, 2015 and December 31, 2014, respectively.

Investments in an unrealized loss position that are temporarily impaired are as follows:

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
September 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to Maturity
Obligations of states and political subdivisions	$1,375	$(125)	$—	$—	$1,375	$(125)
Total	$1,375	$(125)	$—	$—	$1,375	$(125)

Available for Sale
U.S. government agencies	$12,515	$(24)	$2,481	$(34)	$14,996	$(58)
Obligations of states and political subdivisions	18,340	(306)	978	(164)	19,318	(470)
Mortgage-backed securities:
Agency	18,710	(148)	9,372	(286)	28,082	(434)
Non-agency	9,370	(46)	1,861	(14)	11,231	(60)
Other asset backed securities	21,564	(220)	12,244	(255)	33,808	(475)
Corporate securities	13,193	(414)	2,747	(253)	15,940	(667)
Total	$93,692	$(1,158)	$29,683	$(1,006)	$123,375	$(2,164)

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to Maturity
Obligations of states and political subdivisions	$1,397	$(103)	$—	$—	$1,397	$(103)
Total	$1,397	$(103)	$—	$—	$1,397	$(103)

Available for Sale
U.S. government agencies	$15,331	$(65)	$5,833	$(138)	$21,164	$(203)
Obligations of states and political subdivisions	2,780	(14)	3,456	(195)	6,236	(209)
Mortgage-backed securities:
Agency	28,065	(327)	11,027	(415)	39,092	(742)
Non-agency	15,488	(167)	4,730	(60)	20,218	(227)
Other asset backed securities	6,594	(45)	1,077	(13)	7,671	(58)
Corporate securities	9,192	(391)	792	(208)	9,984	(599)
Total	$77,450	$(1,009)	$26,915	$(1,029)	$104,365	$(2,038)

A total of 145 securities have been identified by the Company as temporarily impaired at September 30, 2015.  Of the 145 securities, 143 are investment grade and two are speculative grade.  Mortgage-backed securities, municipal securities, other asset backed securities and corporate securities make up the majority of the gross unrealized losses for temporarily impaired securities at September 30, 2015.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of September 30, 2015.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s consolidated income statement and balance sheet.

Other-than-temporary impairment losses

At September 30, 2015, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity. For debt securities related to corporate securities, the Company determined that there was no other adverse change in the cash flows as viewed by a market participant; therefore, the Company does not consider the investments in these assets to be other-than-temporarily impaired at September 30, 2015.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future. For the three and nine months ended September 30, 2015 and the year ended December 31, 2014, no credit related impairment losses were recognized by the Company.

The Company’s investment in FHLB stock totaled $3.6 million at September 30, 2015 and December 31, 2014.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2015, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the consolidated balance sheets.

The Company also has an investment in Federal Reserve Bank (“FRB”) stock which totaled $1.7 million at September 30, 2015 and December 31, 2014, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2015 and no impairment has been recognized. FRB stock is shown in the restricted securities line item on the consolidated balance sheets.

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

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
Real estate loans:
Construction	$33,381	4.3%	$33,050	4.4%
Secured by farmland	19,391	2.5	19,708	2.6
Secured by 1-4 family residential	273,176	35.0	265,216	35.1
Other real estate loans	258,012	33.0	255,236	33.8
Commercial loans	179,907	23.0	163,269	21.6
Consumer loans	17,000	2.2	18,367	2.5
Total Gross Loans (1)	$780,867	100.0%	$754,846	100.0%
Less allowance for loan losses	11,400		11,786
Net loans	$769,467		$743,060

(1)	Includes net deferred loan costs and premiums of $3.3 million and $3.0 million, respectively.

The following tables present a contractual aging of the recorded investment in past due loans by class of loans:

	September 30, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$54	$—	$54	$33,327	$33,381
Secured by farmland	—	—	—	—	19,391	19,391
Secured by 1-4 family residential	181	233	1,818	2,232	270,944	273,176
Other real estate loans	592	—	—	592	257,420	258,012
Commercial loans	130	—	—	130	179,777	179,907
Consumer loans	56	2	20	78	16,922	17,000
Total	$959	$289	$1,838	$3,086	$777,781	$780,867

	December 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$—	$—	$—	$33,050	$33,050
Secured by farmland	—	—	—	—	19,708	19,708
Secured by 1-4 family residential	819	—	548	1,367	263,849	265,216
Other real estate loans	—	—	—	—	255,236	255,236
Commercial loans	138	—	320	458	162,811	163,269
Consumer loans	16	1	3,003	3,020	15,347	18,367
Total	$973	$1	$3,871	$4,845	$750,001	$754,846

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
Real estate loans:
Construction	$212	$—	$247	$—
Secured by 1-4 family residential	5,058	224	4,932	—
Other real estate loans	1,187	—	1,472	—
Commercial loans	68	—	290	30
Consumer loans	2,302	—	3,003	—
Total	$8,827	$224	$9,944	$30

If interest on nonaccrual loans had been accrued, such income would have approximated $305,300 and $544,000 for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

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

The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system:

September 30, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$27,034	$10,892	$264,332	$243,540	$178,301	$14,644	$738,743
Special Mention	5,800	—	1,078	6,223	1,410	16	14,527
Substandard	547	8,499	6,608	7,062	196	2,338	25,250
Doubtful	—	—	1,158	1,187	—	—	2,345
Loss	—	—	—	—	—	2	2
Ending Balance	$33,381	$19,391	$273,176	$258,012	$179,907	$17,000	$780,867

December 31, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$25,637	$11,203	$255,898	$232,169	$159,595	$15,310	$699,812
Special Mention	6,764	7,903	1,518	15,687	3,059	18	34,949
Substandard	649	602	7,348	7,380	369	3,019	19,367
Doubtful	—	—	452	—	246	3	701
Loss	—	—	—	—	—	17	17
Ending Balance	$33,050	$19,708	$265,216	$255,236	$163,269	$18,367	$754,846

The following tables present loans individually evaluated for impairment by class of loan:

	September 30, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$105	$105	$—	$118	$—
Secured by farmland	7,903	7,903	—	7,903	177
Secured by 1-4 family residential	1,083	1,083	—	1,094	2
Other real estate loans	—	—	—	—	—
Commercial loans	461	461	—	470	13
Consumer loans	—	—	—	—	—
Total with no related allowance	$9,552	$9,552	$—	$9,585	$192
With an allowance recorded:
Real estate loans:
Construction	$107	$107	$57	$111	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	4,445	4,496	1,376	4,480	9
Other real estate loans	4,220	4,220	463	4,236	118
Commercial loans	307	307	46	334	12
Consumer loans	2,302	2,302	1,020	2,662	—
Total with a related allowance	$11,381	$11,432	$2,962	$11,823	$139
Total	$20,933	$20,984	$2,962	$21,408	$331

	December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$131	$131	$—	$138	$—
Secured by farmland	7,903	7,903	—	7,903	454
Secured by 1-4 family residential	1,919	2,047	—	2,032	16
Other real estate loans	3,289	3,289	—	3,352	104
Commercial loans	448	448	—	454	18
Consumer loans	—	—	—	—	—
Total with no related allowance	$13,690	$13,818	$—	$13,879	$592
With an allowance recorded:
Real estate loans:
Construction	$115	$115	$66	$124	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,694	3,746	1,370	3,704	11
Other real estate loans	1,242	1,242	294	1,260	69
Commercial loans	398	1,248	292	783	7
Consumer loans	3,019	3,019	647	3,021	2
Total with a related allowance	$8,468	$9,370	$2,669	$8,892	$89
Total	$22,158	$23,188	$2,669	$22,771	$681

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

Included in certain loan categories of impaired loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at September 30, 2015 was $15.9 million of which $3.8 million were included in the Company’s nonaccrual loan totals at that date and $12.1 million represented loans performing as agreed according to the restructured terms. This compares with $6.9 million in total restructured loans at December 31, 2014.  The amount of the valuation allowance related to TDRs was $1.62 million and $517,000 as of September 30, 2015 and December 31, 2014, respectively.

Loan modifications that were classified as TDRs during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Loans Modified as TDRs
	For the Three Months Ended September 30,
(Dollars in thousands)	2015			2014
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	—	$—	$—
Secured by farmland	—	—	—	—	—	—
Secured by 1-4 family residential	—	—	—	1	409	409
Other real estate loans	—	—	—	—	—	—
Total real estate loans	—	$—	$—	1	$409	$409
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	—	$—	$—	1	$409	$409

	Loans Modified as TDRs
	For the Nine Months Ended September 30,
(Dollars in thousands)	2015			2014
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	—	$—	$—
Secured by farmland	1	7,903	7,903	—	—	—
Secured by 1-4 family residential	—	—	—	4	1,190	1,142
Other real estate loans	—	—	—	1	200	173
Total real estate loans	1	$7,903	$7,903	5	$1,390	$1,315
Commercial loans	—	—	—	—	—	—
Consumer loans	1	3,000	2,282	—	—	—
Total	2	$10,903	$10,185	5	$1,390	$1,315

There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at September 30, 2015.

TDR payment defaults during three and nine months ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended September 30,
(Dollars in thousands)	2015		2014
Class of Loan	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate loans:
Construction	—	$—	—	$—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	—	—	2	200
Other real estate loans	—	—	1	94
Total real estate loans	—	$—	3	$294
Commercial loans	—	—	1	49
Consumer loans	—	—	—	—
Total	—	$—	4	$343

	For the Nine Months Ended September 30,
(Dollars in thousands)	2015		2014
Class of Loan	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate loans:
Construction	—	$—	—	$—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	—	—	4	376
Other real estate loans	—	—	1	94
Total real estate loans	—	$—	5	$470
Commercial loans	—	—	1	49
Consumer loans	—	—	—	—
Total	—	$—	6	$519

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

	September 30, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Charge-offs	—	—	(100)	(9)	(246)	(46)	(401)
Recoveries	41	—	338	23	11	9	422
Provision (recovery)	189	12	(369)	(200)	(428)	389	(407)
Balance at September 30, 2015	$780	$191	$3,835	$3,730	$1,691	$1,173	$11,400
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$57	$—	$1,376	$463	$46	$1,020	$2,962
Collectively evaluated for impairment	723	191	2,459	3,267	1,645	153	8,438
Total ending allowance balance	$780	$191	$3,835	$3,730	$1,691	$1,173	$11,400
Loans:
Individually evaluated for impairment	$212	$7,903	$5,528	$4,220	$768	$2,302	$20,933
Collectively evaluated for impairment	33,169	11,488	267,648	253,792	179,139	14,698	759,934
Total ending loans balance	$33,381	$19,391	$273,176	$258,012	$179,907	$17,000	$780,867

	December 31, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2013	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Adjustment for the sale of majority interest in consolidated subsidiary	—	—	(95)	—	—	—	(95)
Charge-offs	(1,186)	—	(1,380)	(747)	(959)	(36)	(4,308)
Recoveries	258	—	342	110	104	95	909
Provision	631	13	(1,635)	1,047	1,319	585	1,960
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$66	$—	$1,370	$294	$292	$647	$2,669
Collectively evaluated for impairment	484	179	2,596	3,622	2,062	174	9,117
Total ending allowance balance	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Loans:
Individually evaluated for impairment	$246	$7,903	$5,613	$4,531	$846	$3,019	$22,158
Collectively evaluated for impairment	32,804	11,805	259,603	250,705	162,423	15,348	732,688
Total ending loans balance	$33,050	$19,708	$265,216	$255,236	$163,269	$18,367	$754,846

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

	For the Three Months Ended September 30,
	2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,162,930	$0.32	7,108,450	$0.30
Effect of dilutive securities:
Stock options	6,487		11,102
Warrant	11,716		14,710
Earnings per share, diluted	7,181,133	$0.32	7,134,262	$0.30

	For the Nine Months Ended September 30,
	2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,146,495	$0.99	7,099,506	$0.84
Effect of dilutive securities:
Stock options	6,880		10,778
Warrant	13,167		13,891
Earnings per share, diluted	7,166,542	$0.98	7,124,175	$0.84

The warrant and none of the stock options were considered anti-dilutive as of September 30, 2015 and 2014.

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

•
Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The Company recognized gains on the sale of loans as part of other income. On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage and as a result, any mortgage banking activity for the Company subsequent to the sale date is included with the results of the retail banking segment. Any activity since the sale of Southern Trust Mortgage is considered to be immaterial and incidental to the Company's retail banking activities. The mortgage banking activities will continue to be evaluated and will be separately reported as a distinguishable segment if determined to be of significance to the reader of these financial statements or if the related operating results are believed to meet the quantitative tests for disclosure. Mortgage banking activities for the three and nine months ended September 30, 2014 are the result of Southern Trust Mortgage activity that was consolidated with the Company through the date of sale.

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

The following tables represent reportable segment information for the three and nine months ended September 30, 2015 and 2014, respectively:

	For the Three Months Ended					For the Three Months Ended
	September 30, 2015					September 30, 2014
(In Thousands)	Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$10,700	$3	$—	$—	$10,703	$10,876	$4	$—	$(90)	$10,790
Trust and investment fee income	132	1,209	—	(41)	1,300	193	1,157	—	(38)	1,312
Other income	1,054	—	—	—	1,054	989	—	—	(21)	968
Total operating income	11,886	1,212	—	(41)	13,057	12,058	1,161	—	(149)	13,070
Expenses:
Interest expense	1,044	—	—	—	1,044	1,335	—	—	(90)	1,245
Salaries and employee benefits	4,355	479	—	—	4,834	3,877	564	—	—	4,441
Provision for (recovery of) loan losses	(432)	—	—	—	(432)	550	—	—	—	550
Other	2,465	2,016	—	(41)	4,440	3,722	287	—	(59)	3,950
Total operating expenses	7,432	2,495	—	(41)	9,886	9,484	851	—	(149)	10,186
Income before income taxes and non-controlling interest	4,454	(1,283)	—	—	3,171	2,574	310	—	—	2,884
Income tax expense	722	128	—	—	850	635	128	—	—	763
Net Income	3,732	(1,411)	—	—	2,321	1,939	182	—	—	2,121
Non-controlling interest in income of consolidated subsidiary	—	—	—	—	—	—	—	—	—	—
Net income attributable to Middleburg Financial Corporation	$3,732	$(1,411)	$—	$—	$2,321	$1,939	$182	$—	$—	$2,121
Total assets	$1,259,205	$6,615	$—	$(4,530)	$1,261,290	$1,322,493	$12,505	$—	$(127,271)	$1,207,727
Capital expenditures	$285	$—	$—	$—	$285	$307	$1	$3	$—	$311
Goodwill and other intangibles	$—	$3,679	$—	$—	$3,679	$—	$3,850	$—	$—	$3,850

	For the Nine Months Ended					For the Nine Months Ended
	September 30, 2015					September 30, 2014
(In Thousands)	Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated	Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$31,746	$8	$—	$—	$31,754	$32,665	$11	$450	$(288)	$32,838
Trust and investment fee income	415	3,752	—	(123)	4,044	479	3,339	—	(115)	3,703
Other income	3,753	—	—	—	3,753	3,657	—	5,121	(46)	8,732
Total operating income	35,914	3,760	—	(123)	39,551	36,801	3,350	5,571	(449)	45,273
Expenses:
Interest expense	3,151	—	—	—	3,151	4,055	—	304	(288)	4,071
Salaries and employee benefits	13,045	1,619	—	—	14,664	11,996	1,699	3,772	—	17,467
Provision for (recovery of) loan losses	(407)	—	—	—	(407)	1,476	—	34	—	1,510
Other	10,126	2,585	—	(123)	12,588	11,792	837	1,722	(161)	14,190
Total operating expenses	25,915	4,204	—	(123)	29,996	29,319	2,536	5,832	(449)	37,238
Income before income taxes and non-controlling interest	9,999	(444)	—	—	9,555	7,482	814	(261)	—	8,035
Income tax expense	2,063	443	—	—	2,506	1,847	332	—	—	2,179
Net Income	7,936	(887)	—	—	7,049	5,635	482	(261)	—	5,856
Non-controlling interest in (income) loss of consolidated subsidiary	—	—	—	—	—	—	—	98	—	98
Net income attributable to Middleburg Financial Corporation	$7,936	$(887)	$—	$—	$7,049	$5,635	$482	$(163)	$—	$5,954
Total assets	$1,259,205	$6,615	$—	$(4,530)	$1,261,290	$1,322,493	$12,505	$—	$(127,271)	$1,207,727
Capital expenditures	$2,756	$—	$—	$—	$2,756	$748	$11	$3	$—	$762
Goodwill and other intangibles	$—	$3,679	$—	$—	$3,679	$—	$3,850	$—	$—	$3,850

Note 8.        Capital Purchase Program

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share, at an initial exercise price of $15.85 per share. As a result of the completion of a public stock offering in 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101 and the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement. During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of September 30, 2015.

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

Interest Rate Swaps and Interest Rate Cap

Interest rate swaps and caps are recorded at fair value based on third party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data (Level II).

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)	September 30, 2015
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$67,717	$—	$67,717	$—
U.S. Treasury securities	50	—	50	—
Obligations of states and political subdivisions	76,569	—	76,569	—
Mortgage-backed securities:
Agency	141,684	—	141,684	—
Non-agency	14,882	—	14,882	—
Other asset backed securities	54,988	—	54,988	—
Corporate securities	16,889	—	16,889	—
Interest rate swaps	136	—	136	—
Interest rate cap	35	—	35	—
Liabilities:
Interest rate swaps	619	—	619	—

(Dollars in thousands)	December 31, 2014
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$41,397	$—	$41,397	$—
Obligations of states and political subdivisions	57,740	—	57,740	—
Mortgage-backed securities:
Agency	173,213	—	173,213	—
Non-agency	28,123	—	28,123	—
Other asset backed securities	31,713	—	31,713	—
Corporate securities	16,077	—	16,077
Interest rate swaps	50	—	50	—
Liabilities:
Interest rate swaps	337	—	337	—

Measured on nonrecurring basis

The Company may be required, from time to time, to measure and recognize certain other assets at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques and inputs used by the Company in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the financial statements.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Fair value is measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level II).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level III.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable financial statements of the business if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level III).  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

Repossessed Assets

The value of repossessed assets is determined by the Company based on marketability and other factors and is considered Level III.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in thousands)	September 30, 2015
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$8,419	$—	$4,351	$4,068
Other real estate owned	$3,871	$—	$3,871	$—
Repossessed assets (1)	$1,044	$—	$—	$1,044

(Dollars in thousands)	December 31, 2014
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$5,799	$—	$1,289	$4,510
Other real estate owned	$4,051	$—	$4,051	$—
Repossessed assets (1)	$1,132	$—	$—	$1,132
(1)    Included in other assets on the consolidated balance sheets.

The following table presents quantitative information as of September 30, 2015 and December 31, 2014 about Level III fair value measurements for assets measured at fair value on a nonrecurring basis:

September 30, 2015	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$4,068	Discounted appraised value	Discount for age of appraisals	0% - 100% (5%)
Repossessed assets	$1,044	Market analysis	Historical sales activity	50%

December 31, 2014	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$4,510	Discounted appraised value	Discount for age of appraisals	0% - 100% (7%)
Repossessed assets	$1,132	Market analysis	Historical sales activity	50%

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

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2015 and December 31, 2014, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the tables below.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

(Dollars in thousands)	September 30, 2015
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$39,779	$39,779	$39,779	$—	$—
Securities held to maturity	1,500	1,375	—	1,375	—
Securities available for sale	372,779	372,779	—	372,779	—
Loans, net	769,467	781,466	—	4,351	777,115
Bank owned life insurance	23,107	23,107	—	23,107	—
Accrued interest receivable	5,007	5,007	—	5,007	—
Interest rate swaps	136	136	—	136	—
Interest rate cap	35	35	—	35	—
Financial liabilities:
Deposits	$1,032,353	$1,032,511	$—	$1,032,511	$—
Securities sold under agreements to repurchase	24,468	24,468	—	24,468	—
FHLB borrowings	60,000	60,022	—	60,022	—
Subordinated debt	5,155	5,157	—	5,157	—
Accrued interest payable	396	396	—	396	—
Interest rate swaps	619	619	—	619	—

(Dollars in thousands)	December 31, 2014
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$55,022	$55,022	$55,022	$—	$—
Securities held to maturity	1,500	1,397	—	1,397	—
Securities available for sale	348,263	348,263	—	348,263	—
Loans, net	743,060	751,572	—	1,289	750,283
Bank-owned life insurance	22,617	22,617	—	22,617	—
Accrued interest receivable	4,285	4,285	—	4,285	—
Interest rate swaps	50	50	—	50	—
Financial liabilities:
Deposits	$989,080	$989,563	$—	$989,563	$—
Securities sold under agreements to repurchase	38,551	38,551	—	38,551	—
FHLB borrowings	55,000	55,042	—	55,042	—
Subordinated debt	5,155	5,159	—	5,159	—
Accrued interest payable	403	403	—	403	—
Interest rate swaps	337	337	—	337	—

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

Note 11.        Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the nine months ended September 30, 2015 and 2014 were:

(Dollars in thousands)	Unrealized Gains (Losses) on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance December 31, 2013	$261	$(29)	$232
Unrealized holding gains (net of tax, $1,911)	3,710	—	3,710
Reclassification adjustment (net of tax, $48)	(93)	—	(93)
Unrealized loss on interest rate swaps (net of tax, $14)	—	(27)	(27)
Reclassification adjustment (net of tax, $0)	—	—	—
Balance September 30, 2014	$3,878	$(56)	$3,822

Balance December 31, 2014	$3,979	$(185)	$3,794
Unrealized holding losses (net of tax of $229)	(446)	—	(446)
Reclassification adjustment (net of tax, $47)	(91)	—	(91)
Unrealized loss on interest rate swap (net of tax, $66)	—	(129)	(129)
Reclassification adjustment, (net of tax of $2)	—	(4)	(4)
Balance September 30, 2015	$3,442	$(318)	$3,124

The following table presents information related to reclassifications from accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	For the Three Months Ended September 30,
(Dollars in thousands)	2015	2014
Securities available for sale (1):
Net securities gains reclassified into earnings	$—	$(12)	Gain on securities available for sale
Related income tax expense	—	4	Income tax expense
Derivatives (2):
Loss on interest rate swap ineffectiveness	—	(8)	Other operating expenses
Related income tax expense	—	3	Income tax expense
Net effect on accumulated other comprehensive income	—	(13)	Net of tax
Total reclassifications	$—	$(13)	Net of tax
(1)    For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".
(2)    For more information related to unrealized losses on derivatives, see Note 12, "Derivatives".

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	For the Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Securities available for sale (1):
Net securities gains reclassified into earnings	$(138)	$(141)	Gain on securities available for sale
Related income tax expense	47	48	Income tax expense
Derivatives (2):
(Gain) loss on interest rate swap ineffectiveness	(6)	—	Other operating expenses
Related income tax expense	2	—	Income tax expense
Net effect on accumulated other comprehensive income	(95)	(93)	Net of tax
Total reclassifications	$(95)	$(93)	Net of tax
(1)    For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".
(2)    For more information related to unrealized losses on derivatives, see Note 12, "Derivatives".

Note 12.        Derivatives

The Company utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Company accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Company designates each derivative instrument at the inception of the derivative transaction in accordance with this guidance. Information concerning each of the Company's categories of derivatives as of September 30, 2015 and December 31, 2014 is presented below.

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

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, there was no hedge ineffectiveness identified for the three and nine months ended September 30, 2015 and 2014. At December 31, 2014 there was $6,000 of hedge ineffectiveness identified for this interest rate swap.

The amounts included in accumulated other comprehensive income (loss) as unrealized losses (market value net of tax) were $318,000 and $185,000 as of September 30, 2015 and December 31, 2014, respectively.

Information concerning the derivatives designated as a cash flow hedges at September 30, 2015 and December 31, 2014 is presented in the following tables:

	September 30, 2015
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$312	0.29%	2.59%	4.9
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$171	0.20%	1.43%	3.1

	December 31, 2014
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$213	0.23%	2.59%	5.8
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$74	0.16%	1.43%	4.0

Derivatives not designated as hedging instruments

Two-way client loan swaps

During the fourth quarter of 2014 and 2012, the Company entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on an identical notional amount at a fixed interest rate. At the same time, the Company agrees to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our clients to effectively convert a variable rate loan into a fixed rate loan. Because the Company acts as an intermediary for our customers, changes in the fair value of the underlying derivatives contracts offset each other and do not significantly impact our results of operations. The Company had no undesignated interest rate swaps at September 30, 2015 and December 31, 2014.

Certain additional risks arise from interest rate swap contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. We do not expect any counterparty to fail to meet its obligations.

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	September 30, 2015
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,821	$—	$62	1 month LIBOR plus 200 BP	3.90%	12.0
Pay fixed - receive floating interest rate swap	1	1,716	—	74	1 month LIBOR plus 180 BP	4.09%	9.0
Pay floating - receive fixed interest rate swap	1	3,821	62	—	3.90%	1 month LIBOR plus 200 BP	12.0
Pay floating - receive fixed interest rate swap	1	1,716	74	—	4.09%	1 month LIBOR plus 180 BP	9.0
Total derivatives not designated		$11,074	$136	$136

	December 31, 2014
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$4,002	$—	$19	1 month LIBOR plus 200 BP	3.90%	12.9
Pay fixed - receive floating interest rate swap	1	1,747	—	31	1 month LIBOR plus 180 BP	4.09%	9.9
Pay floating - receive fixed interest rate swap	1	4,002	19	—	3.90%	1 month LIBOR plus 200 BP	12.9
Pay floating - receive fixed interest rate swap	1	1,747	31	—	4.09%	1 month LIBOR plus 180 BP	9.9
Total derivatives not designated		$11,498	$50	$50

Rate Cap Transaction

At September 30, 2015, the Company had one derivative instrument in the form of an interest rate cap agreement with a notional amount of $10.0 million. The notional amount of the financial derivative instrument does not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreement. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party. We do not expect any counterparty to fail to meet its obligations.

The details of the interest rate cap agreement as of September 30, 2015 is summarized below:

September 30, 2015
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at September 30, 2015	Fair Value September 30, 2015	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$35	$—

In the third quarter of 2015, the interest rate cap agreement was purchased to limit the Company's exposure to rising interest rates. Under the terms of the agreement, the Company paid a premium of $70,000 for the right to receive cash flow payments if 3-month LIBOR rises above the cap of 2.00%, thus effectively ensuring interest expense is capped at a maximum rate of 2.00% for the duration of the agreement. The interest rate cap agreement is a derivative not designated as a hedging instrument.

At September 30, 2015, the total fair value of the interest rate cap agreement was $35,000. The fair value of the interest rate cap agreement is included in other assets on the Company's consolidated balance sheets. Changes in fair value are recorded in earnings in other operating expenses. At September 30, 2015, $35,000 was recognized in other operating expenses.

The premium paid on the interest rate cap agreement is recognized as an increase in interest expense over the duration of the agreement using the caplet method. For the three and nine months ended September 30, 2015, no premium amortization was required.

Note 13.        Other Real Estate Owned (OREO)

At September 30, 2015 and December 31, 2014, OREO balances were $3.9 million and $4.1 million, respectively. OREO is primarily comprised of residential properties and non-residential properties, and are located primarily in the state of Virginia. Changes in the balance for OREO, net of valuation allowances, are as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Balance at the beginning of year, net	$4,051	$3,424
Transfers between loans and other real estate owned	720	3,301
Sales proceeds	(677)	(2,663)
Loss on disposition	(46)	(14)
Less valuation adjustments	(177)	3
Balance at the end of year, net	$3,871	$4,051

Expenses applicable to OREO, were $193,000 and $(33,000) during the three months ended September 30, 2015 and 2014, respectively and $285,000 and $145,000 during the nine months ended September 30, 2015 and 2014, respectively.

The major classifications of OREO in the consolidated balance sheets at September 30, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Real estate loans:
Construction	$853	$871
Secured by farmland	—	—
Secured by 1-4 family residential	1,598	1,035
Other real estate loans	1,420	2,145
Total real estate loans	$3,871	$4,051

At September 30, 2015, the Company had $817,000 in two consumer mortgage loans secured by residential real estate for which foreclosure was in process. At December 31, 2014, there were no consumer mortgage loans secured by residential real estate for which foreclosure was in process.

Note 14.        Low Income Housing Tax Credits

The Company has invested in three separate housing equity funds at September 30, 2015. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $6.18 million and $6.36 million at September 30, 2015 and December 31, 2014, respectively. The expected terms of these investments and the related tax benefits run through 2032. Tax credits and other tax benefits recognized during the nine months ended September 30, 2015 and the year ended December 31, 2014, were $253,000 and $78,000, respectively, related to these investments. Total projected tax credits to be received for 2015 are $316,000, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $6.77 million and $7.00 million at September 30, 2015 and December 31, 2014, respectively, and are included in other liabilities on the consolidated balance sheets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at September 30, 2015 and results of operations of the Company for the three and nine months ended September 30, 2015 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2014 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Net income attributable to Middleburg Financial Corporation for the quarter ended September 30, 2015 increased 9.43% to $2.32 million from $2.12 million over the same period in 2014. Earnings per diluted share for the quarter ended September 30, 2015 were $0.32 per share compared to $0.30 per share for the same period in 2014. Net income attributable to Middleburg Financial Corporation for the nine months ended September 30, 2015 increased 18.39% to $7.05 million from $5.95 million over the same period in 2014. Earnings per diluted share for the nine months ended September 30, 2015 were $0.98 per share compared to $0.84 per share for the same period in 2014.

Annualized return on average assets for the quarter ended September 30, 2015 was 0.73%, compared to 0.69% for the same period in 2014. Annualized return on average equity of Middleburg Financial Corporation for the quarter ended September 30, 2015 was 7.32%, compared to 7.00% for the same period in 2014. Annualized return on average assets for the nine months ended September 30, 2015 was 0.75%, compared to 0.65% for the same period in 2014. Annualized return on average equity of Middleburg Financial Corporation for the nine months ended September 30, 2015 was 7.54%, compared to 6.77% for the same period in 2014.

The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, decreased from 3.36% for the quarter ended September 30, 2014 to 3.28% for the quarter ended September 30, 2015.  The net interest margin decreased from 3.43% for the nine months ended September 30, 2014 to 3.31% for the nine months ended September 30, 2015.

The Company recorded a recovery of loan losses in the amount of $432,000 for the quarter ended September 30, 2015 compared to a provision of $550,000 for the same period in 2014. The recovery of loan losses was $407,000 for the nine months ended September 30, 2015 compared to a provision for loan losses of $1.51 million for the same period in 2014. These recoveries of provision resulted from an overall improvement in asset quality. Refer to the discussion of asset quality in the financial condition section for specific discussion in the movement of asset quality.

Non-interest income for the quarter and nine months ended September 30, 2015 increased by 3.25% compared to the quarter ended September 30, 2014 and decreased by 37.30% compared to the nine months ended September 30, 2014 . The primary reason for the decrease in non interest income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, is the decline in gains recorded on the sale of residential mortgage loans in the current period, stemming from the Company's sale of its majority interest in Southern Trust Mortgage during the second quarter of 2014.

Non-interest expense increased by 10.52% compared to the quarter ended September 30, 2014 and declined by 13.91% compared to the nine months ended September 30, 2014. The increase in non-interest expenses for the quarter was the result of an increase in salaries and employee benefits of 8.85% due to staffing changes related to the Bank's mortgage division, an increase in OREO expense which resulted from a valuation adjustment for one property based on an updated appraisal received during the quarter, and other non-recurring expenses that were incurred during the quarter related to fraud losses and advisory fees. Actions taken by the Company to reduce costs as well as the Company's sale of its interest in Southern Trust Mortgage during the second quarter of 2014 were the primary reasons for the decline in non-interest expense during the nine months ended September 30, 2015.

The Company’s capital ratios remain well above regulatory minimum capital ratios as of September 30, 2015:

•	Tier 1 Leverage ratio was 9.84%, 5.84% over the regulatory minimum of 4.00%.

•	Common Equity Tier 1 ratio was 16.31%, 9.31% over the regulatory minimum of 7.00%.

•	Tier 1 Risk-Based Capital Ratio was 16.99%, 8.49% over the regulatory minimum of 8.50%

•	Total Risk Based Capital Ratio was 18.25%, 7.75% over the regulatory minimum of 10.50%.

At September 30, 2015, total assets were $1.26 billion, an increase of 3.14% since December 31, 2014.  Net loans held-for-investment increased by $26.41 million to $769.47 million, an increase of 3.55% since December 31, 2014. Total deposits were $1.03 billion, an increase of 4.38% since December 31, 2014. Non-maturity deposits, including demand, NOW and savings deposits increased $42.72 million from December 31, 2014 to $782.86 million at September 30, 2015.  Time deposits increased by 0.22% or $553,000 from December 31, 2014 to $249.49 million at September 30, 2015.

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

Results of Operations

The Company's net income for the third quarter of 2015 was $2.32 million, an increase of $200,000 or 9.43% compared to the second quarter of 2014. For the third quarter of 2015, earnings per diluted share was $0.32 compared to earnings per diluted share of $0.30 for the third quarter of 2014.

The following tables reflect an analysis of the Company’s net interest income for the quarters ended September 30, 2015 and 2014 using the daily average balances of the Company’s assets and liabilities for the periods indicated. Nonaccrual loans are included in the loan balances.

	Three Months Ended September 30,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$320,684	$2,009	2.49%	$282,860	$1,847	2.59%
Tax-exempt (1)	51,252	672	5.20%	54,410	811	5.91%
Total securities	$371,936	$2,681	2.86%	$337,270	$2,658	3.13%
Loans:
Taxable	$777,039	$8,222	4.20%	$730,006	$8,351	4.54%
Tax-exempt (1)	630	8	5.04%	652	9	5.48%
Total loans (3)	$777,669	$8,230	4.20%	$730,658	$8,360	4.54%
Interest on deposits with other banks and federal funds sold	46,671	23	0.20%	90,463	51	0.22%
Total earning assets	$1,196,276	$10,934	3.63%	$1,158,391	$11,069	3.79%
Less: allowances for loan losses	(11,870)			(11,309)
Total nonearning assets	77,155			74,477
Total assets	$1,261,561			$1,221,559
Liabilities:
Interest-bearing deposits:
Checking	$343,584	$176	0.20%	$354,080	$163	0.18%
Regular savings	120,104	56	0.18%	113,607	53	0.19%
Money market savings	66,144	32	0.19%	72,034	34	0.19%
Time deposits:
$100,000 and over	148,998	322	0.86%	121,274	297	0.97%
Under $100,000	103,897	291	1.11%	129,578	408	1.25%
Total interest-bearing deposits	$782,727	$877	0.45%	$790,573	$955	0.48%
Securities sold under agreements to repurchase	28,859	2	0.03%	39,142	81	0.82%
FHLB borrowings and other debt	68,416	165	0.96%	60,372	209	1.37%
Federal funds purchased	—	—	—%
Total interest-bearing liabilities	$880,002	$1,044	0.47%	$890,087	$1,245	0.55%
Non-interest bearing liabilities:
Demand deposits	242,983			200,768
Other liabilities	12,815			10,539
Total liabilities	$1,135,800			$1,101,394
Shareholders' equity	125,761			120,165
Total liabilities and shareholders' equity	$1,261,561			$1,221,559
Net interest income		$9,890			$9,824
Interest rate spread			3.16%			3.24%
Cost of Funds			0.37%			0.45%
Interest expense as a percent of average earning assets			0.35%			0.43%
Net interest margin			3.28%			3.36%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 365 day year.

(3)	Total average loans include loans on non-accrual status.

The Company's net income for the nine months ended September 30, 2015 was $7.05 million, an increase of $1.10 million or 18.39% from the nine months ended September 30, 2014. For the nine months ended September 30, 2015, earnings per diluted share was $0.98 compared to earnings per diluted share of $0.84 for the nine months ended September 30, 2014.

The following tables reflect an analysis of the Company’s net interest income for the nine months ended September 30, 2015 and 2014 using the daily average balances of the Company’s assets and liabilities for the periods indicated. Nonaccrual loans are included in the loan balances.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$315,507	$5,832	2.47%	$278,650	$5,403	2.59%
Tax-exempt (1)	51,680	2,051	5.31%	57,556	2,509	5.83%
Total securities	$367,187	$7,883	2.87%	$336,206	$7,912	3.15%
Loans:
Taxable	$764,337	$24,468	4.28%	$743,703	$25,639	4.61%
Tax-exempt (1)	620	25	5.39%	652	26	5.33%
Total loans (3)	$764,957	$24,493	4.28%	$744,355	$25,665	4.61%
Interest on deposits with other banks and federal funds sold	52,858	84	0.21%	73,759	123	0.22%
Total earning assets	$1,185,002	$32,460	3.66%	$1,154,320	$33,700	3.90%
Less: allowances for loan losses	(11,894)			(12,497)
Total nonearning assets	76,703			78,292
Total assets	$1,249,811			$1,220,115
Liabilities:
Interest-bearing deposits:
Checking	$342,184	$517	0.20%	$342,551	$485	0.19%
Regular savings	117,981	164	0.19%	113,378	158	0.19%
Money market savings	67,314	95	0.19%	73,910	105	0.19%
Time deposits:
$100,000 and over	136,980	900	0.88%	125,036	937	1.00%
Under $100,000	107,181	904	1.13%	130,776	1,267	1.30%
Total interest-bearing deposits	$771,640	$2,580	0.45%	$785,651	$2,952	0.50%
Securities sold under agreements to repurchase	30,578	64	0.28%	36,682	243	0.88%
FHLB borrowings and other debt	69,752	507	0.97%	76,803	876	1.52%
Federal funds purchased	2	—	—%	1	—	—%
Total interest-bearing liabilities	$871,972	$3,151	0.48%	$899,137	$4,071	0.61%
Non-interest bearing liabilities:
Demand deposits	239,791			193,501
Other liabilities	13,126			9,947
Total liabilities	$1,124,889			$1,102,585
Shareholders' equity	124,922			117,530
Total liabilities and shareholders' equity	$1,249,811			$1,220,115
Net interest income		$29,309			$29,629
Interest rate spread			3.18%			3.29%
Cost of Funds			0.38%			0.50%
Interest expense as a percent of average earning assets			0.36%			0.47%
Net interest margin			3.31%			3.43%

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

Net interest income was $9.66 million for the quarter ended September 30, 2015.  This is an increase of 1.19% compared to net interest income for the same period in 2014.  The net interest margin for the quarter ended September 30, 2015 was 3.28% compared to 3.36% for the same period in 2014. Net interest income was $28.60 million for the nine months ended September 30, 2015. This is a decrease of 0.57% over net interest income reported for the same period for 2014. The net interest margin for the nine months ended September 30, 2015 was 3.31% compared to 3.43% for the same period for 2014.

The following factors contributed to the change in the net interest margin:

•
Yields on earning assets during the quarter ended September 30, 2015 declined by 16 basis points ("bp") compared to the same period in 2014. This included a 34 bp decrease in loan yields and a 27 bp decrease in yields on investment securities for the same period. Yields on earning assets during the nine month period ended September 30, 2015 declined by 24 bp compared to the same period in 2014. This included a 33 bp decrease in loan yields and a 28 bp decrease in yields on investment securities for the same period.

•	Cost of funds was 37 bp and 38 bp, for the three and nine months ended September 30, 2015. Cost of funds was 45 bp and 50 bp, for the three and nine months ended September 30, 2014.

Yields on investment securities were impacted by higher premium amortization stemming from faster prepayments on mortgage backed securities accompanied by lower book yields for securities that were added to the portfolio during the period. Loan yields declined due to refinancing of existing loans and new loan origination being booked at lower rates.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
GAAP measures:
Interest Income - Loans	$8,227	$8,357	$24,484	$25,656
Interest Income - Investments & Other	2,476	2,433	7,270	7,182
Interest Expense - Deposits	877	955	2,580	2,952
Interest Expense - Other Borrowings	167	290	571	1,119
Total Net Interest Income	$9,659	$9,545	$28,603	$28,767
Non-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	228	276	697	853
Non-taxable interest income - loans	3	3	9	9
Total Tax Benefit Realized on Non-Taxable Interest Income	$231	$279	$706	$862
Total Tax Equivalent Net Interest Income	$9,890	$9,824	$29,309	$29,629

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

Non-Interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income includes fees generated by the commercial and retail banking segment and the wealth management segment.  Non-interest income for the quarter and nine months ended September 30, 2015 was higher by 3.25% and lower by 37.30% compared to the quarter and nine months ended September 30, 2014, respectively.  A more detailed discussion of non-interest income follows:

•
The primary reason for the increase in non-interest income for the quarter ended September 30, 2015 compared to the same period in 2014 was a 75.00% increase in other operating income stemmed from rental income received and prepayment penalties on certain investment securities. The primary reason for the decline in non-interest income during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014 was due to the decline of gains on the sales of residential mortgage loans in the current period, stemming primarily from the Company's sale of its majority interest in Southern Trust Mortgage during the second quarter of 2014.

•
Total revenue generated by our wealth management group, Middleburg Investment Group ("MIG") was $1.17 million for the quarter ended September 30, 2015, an increase of 4.38% compared to the quarter ended September 30, 2014 and

12.56% higher when comparing the nine months ended September 30, 2015 to September 30, 2014. Fee income is based primarily upon the market value of assets under administration which were $1.91 billion at September 30, 2015, $1.87 billion at December 31, 2014 and $1.78 billion at September 30, 2014.

The following table depicts the changes in non-interest income:

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Service charges on deposit accounts	$622	$635	$1,792	$1,815
Trust services income	1,168	1,119	3,629	3,224
Gains on sales of loans held for sale, net	—	1	3	4,859
Gains on sales of securities available for sale, net	—	12	138	141
Commissions on investment sales	132	193	415	479
Bank owned life insurance	166	168	489	494
Gain on sale of majority interest in consolidated subsidiary	—	—	—	24
Other operating income	266	152	1,331	1,399
Total non-interest income	$2,354	$2,280	$7,797	$12,435

Non-Interest Expense

Non-interest expense for the quarter ended September 30, 2015, increased by 10.52% compared to the same period in 2014. Non-interest expense for the nine months ended September 30, 2015 fell by 13.91% compared to the nine months ended September 30, 2014. Principal reasons for the changes in non-interest expenses were the following:

•
Salaries and employee benefit expenses increased by 8.85% when compared to the quarter ended September 30, 2014. The increase in salary and benefit expenses compared to the third quarter of 2014 resulted from staffing changes related to our mortgage division. Salaries and employee benefit expenses for the nine months ended September 30, 2015, declined by 16.05% when compared to the nine months ended September 30, 2014. This decline was primarily due to the sale of the Company's majority interest in Southern Trust Mortgage in the second quarter of 2014.

•
Occupancy and equipment expense during 2015 declined by1.11% and 21.24% compared to the quarter and nine month periods ended September 30, 2014. The primary reasons for lower expenses in this category was management's overall expense control initiative and the sale of Southern Trust Mortgage in the second quarter of 2014.

•	Costs related to other real estate owned (OREO) increased, primarily driven by a valuation adjustment for one property resulting from an updated appraisal received during the current quarter.

•
Other operating expenses increased by 14.83% compared to the quarter ended September 30, 2014 and decreased by 11.37% compared to the nine month period ended September 30, 2014. Most of the increase in other expenses for the quarter ended September 30, 2015 was due to expenses related to an external fraud loss and advisory fees that were non-recurring in nature. The primary reason for lower expenses for the nine month period ended September 30, 2015 compared to 2014 was the sale of the Company's majority interest in Southern Trust Mortgage in the second quarter of 2014.

The following table depicts the changes in non-interest expense:

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Salaries and employee benefits	$4,834	$4,441	$14,664	$17,467
Occupancy and equipment	1,248	1,262	3,813	4,841
Advertising	98	136	332	430
Computer operations	524	439	1,536	1,408
Other real estate owned	193	(33)	285	145
Other taxes	230	220	684	637
Federal deposit insurance	188	220	583	687
Other operating expenses	1,959	1,706	5,355	6,042
Total non-interest expense	$9,274	$8,391	$27,252	$31,657

The adjusted efficiency ratio is not a measurement under accounting principles generally accepted in the United States. The Company calculates its efficiency ratio by dividing non-interest expense (adjusted for amortization of intangibles and other real estate expenses) by the sum of tax equivalent net interest income and non-interest income excluding gains and losses on the investment portfolio. The tax rate utilized in calculating tax equivalent amounts is 34%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.  The calculation of the adjusted efficiency ratio for the three and nine months ended September 30, 2015 and 2014 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Summary of Operating Results:
Non-interest expense	$9,274	$8,391	$27,252	$31,657
Less: Amortization expense	43	43	128	129
Less: Other real estate owned expenses, net	193	(33)	285	145
Adjusted non-interest expense	$9,038	$8,381	$26,839	$31,383

Net interest income	$9,659	$9,545	$28,603	$28,767

Non-interest income	2,354	2,280	7,797	12,435
Less: Gains on securities available for sale, net	—	12	138	141
Adjusted non-interest income	$2,354	$2,268	$7,659	$12,294
Tax equivalent adjustment	317	365	958	1,117
Total net interest income and non-interest income, adjusted	$12,330	$12,178	$37,220	$42,178

Efficiency ratio, adjusted	73.30%	68.82%	72.11%	74.41%
Efficiency ratio, GAAP (1)	77.20%	70.96%	74.87%	76.83%
(1) Computed by dividing non-interest expense by the sum of net interest income and non-interest income.

Income Taxes

Income taxes on earnings amounted to $850,000, resulting in an effective tax rate of 26.81% for the quarter ended September 30, 2015, compared with $763,000, or 26.46% for the quarter ended September 30, 2014. Income taxes on earnings amounted to $2.51 million, resulting in an effective tax rate of 26.23% for the nine months ended September 30, 2015, compared with $2.18 million, or 27.12% for the nine months ended September 30, 2014. The primary reason for the decline in the effective tax rate was the benefit from low income housing tax credits. For a further discussion of low income housing tax credits, see “Note 14. Low Income Housing Tax Credits".

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total consolidated assets at September 30, 2015 were $1.26 billion, an increase of 3.14% from December 31, 2014. Changes in major asset categories were as follows:

•	Cash balances and deposits with other banks decreased by $15.24 million compared to December 31, 2014.

•	The Company deployed some of its excess liquidity into growing its securities portfolio which increased by $24.52 million compared to December 31, 2014.

•
Loan momentum increased with loans held-for-investment growing to $780.87 million as of September 30, 2015 compared to $754.85 million on December 31, 2014, an increase of $26.02 million from December 31, 2014. The mortgage division contributed $4.66 million and $6.06 million to total loan growth during the three and nine month periods ended September 30, 2015, respectively.

Total consolidated liabilities at September 30, 2015 were $1.13 billion, an increase of 3.09% from December 31, 2014. Total deposits increased by $43.27 million from December 31, 2014 to $1.03 billion as of September 30, 2015. Federal Home Loan Bank borrowings increased by $5 million to $60 million.

Shareholders equity at September 30, 2015 was $126.41 million, compared to shareholders equity of $122.03 million at December 31, 2014. Retained earnings at September 30, 2015 were $60.54 million compared to retained earnings of $55.85 million at December 31, 2014. The book value of the Company’s common stock at September 30, 2015 was $17.65 per share versus $17.11 per share at December 31, 2014.

Loans

The Company’s loan portfolio at September 30, 2015 totaled 65.90% of average earning assets with a tax equivalent yield of 4.28% during the nine month period ended September 30, 2015.

The following table summarized total loans by category:

	September 30,	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Real estate loans:
Construction	$33,381	$33,050	$36,025	$50,218	$42,208
Secured by farmland	19,391	19,708	16,578	11,876	10,047
Secured by 1-4 family residential	273,176	265,216	273,384	260,620	236,760
Other real estate loans	258,012	255,236	260,333	254,930	275,428
Commercial loans	179,907	163,269	129,554	118,573	94,427
Consumer loans	17,000	18,367	12,606	13,260	12,523
Total gross loans	780,867	754,846	728,480	709,477	671,393
Less allowance for loan losses	11,400	11,786	13,320	14,311	14,623
Net loans	$769,467	$743,060	$715,160	$695,166	$656,770

Changes in the loan portfolio at September 30, 2015 compared to December 31, 2014 were as follows.

•
Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans.  These loans represented 4.30% of total loans, an increase of approximately $331,000 from $33.05 million.

•	Loans secured by farmland decreased by $317,000 from $19.71 million.

•	Loans secured by 1-4 family residential real estate represented 35.00% of total loans, an increase of $7.96 million.

•
Other real estate loans are typically non-farm, non-residential real estate loans which are, in most cases, owner-occupied commercial buildings.  Other real estate loans represented 33.00% of total loans, an increase of $2.78 million.

•	Commercial loans, which consist of secured and unsecured loans to small businesses, increased 10.19%.

•	Consumer loans decreased by $1.37 million or 7.44%.

Asset Quality

While total non performing assets increased in the first nine months of 2015, the increase was primarily due to the restructuring of two loans that are part of a single relationship. During the second quarter of 2015, two loans from a single relationship totaling $9.93 million underwent a restructuring and one of the loans was downgraded that quarter, which resulted in total nonperforming assets increasing to $26.07 million compared to $19.45 million at December 31, 2014. This also increased troubled debt restructurings ("TDR's") to $15.94 million at September 30, 2015 compared to $6.90 million at December 31, 2014. While this loan was restructured and downgraded during 2015, the Company had properly classified this loan as impaired at December 31, 2014 and no additional specific reserve was required. The loan is also an accruing TDR.

With the exception of the increase in TDR's discussed above, there were declines in past due, nonaccrual and loans risk rated as special mention, substandard, doubtful or loss during the nine months ended September 30, 2015.

•	Total past due loans have declined by 36.21% to $3.09 million as of September 30, 2015 from $4.85 million as of December 31, 2014.

•	Nonaccrual loans have declined by 11.23% to $8.83 million as of September 30, 2015 from $9.94 million as of December 31, 2014.

•	Loans that were risk rated as special mention, substandard, doubtful, and loss declined by 23.46% to $42.12 million as of September 30, 2015 from $55.03 million as of December 31, 2014.

In a continuing effort to enhance asset quality, the Company also sold $1.02 million of nonperforming loans in the second quarter of 2015.

The improvement in asset quality resulted in the allowance for loans losses declining to $11.40 million or 1.46% of total loans at September 30, 2015 compared to $11.79 million or 1.56% of total loans at December 31, 2014.

The table below summarizes nonperforming assets for the periods indicated.

	September 30,	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans	$8,827	$9,944	$19,752	$21,664	$25,346
Restructured loans (1)	12,106	4,295	4,674	5,132	3,853
Accruing loans greater than 90 days past due	224	30	808	1,044	1,233
Total nonperforming loans	$21,157	$14,269	$25,234	$27,840	$30,432
Other real estate owned	3,871	4,051	3,424	9,929	8,535
Repossessed assets (2)	1,044	1,132	—	—	—
Total nonperforming assets	$26,072	$19,452	$28,658	$37,769	$38,967

Allowance for loan losses	$11,400	$11,786	$13,320	$14,311	$14,623

Nonperforming loans to total loans	2.71%	1.89%	3.46%	3.92%	4.53%
Allowance for loan losses to nonperforming loans	53.88%	82.60%	52.79%	51.40%	48.05%
Nonperforming assets to total assets	2.07%	1.59%	2.33%	3.05%	3.27%
(1) Amount reflects restructured loans that are not included in nonaccrual loans.
(2) Included in other assets.

Included in nonperforming loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at September 30, 2015 was $15.9 million of which $3.8 million were included in the Company’s nonaccrual loan totals at that date and $12.1 million represented loans performing as agreed to the restructured terms. This compares with $6.9 million in total TDRs at December 31, 2014. The increase in TDRs during the first six months of 2015 is primarily attributed to the restructuring of two loans to a single borrower described above.  The amount of the valuation allowance related to TDRs was $1.62 million and $517,000 as of September 30, 2015 and December 31, 2014, respectively.

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

The allowance for loans losses was $11.40 million or 1.46% of total loans at September 30, 2015 compared to $11.79 million or 1.56% of total loans at December 31, 2014 and $11.42 million or 1.57% of total loans at September 30, 2014.

The following table depicts the transactions, in summary form, related to the allowance for loan losses.

	For the Nine Months Ended	For the Year Ended
(Dollars in thousands)	September 30, 2015	December 31, 2014
Balance, beginning of period	$11,786	$13,320
Add: Provision for (recovery of) loan losses	(407)	1,960
Adjustment for the sale of majority interest in consolidated subsidiary	—	(95)
Less: Charge-offs:
Real estate loans:
Construction	$—	$(1,186)
Secured by 1-4 family residential	(100)	(1,380)
Other real estate loans	(9)	(747)
Commercial loans	(246)	(959)
Consumer loans	(46)	(36)
Total charge-offs	$(401)	$(4,308)
Add: Recoveries:
Real estate loans:
Construction	$41	$258
Secured by 1-4 family residential	338	342
Other real estate loans	23	110
Commercial loans	11	104
Consumer loans	9	95
Total recoveries	$422	$909
Net charge-offs	$21	$(3,399)
Balance, end of period	$11,400	$11,786

Allowance for loan losses to total loans	1.46%	1.56%
Net charge-offs (recoveries) to average loans	(0.0028)%	0.46%

The allocation of the allowance (dollars in thousands) at September 30, 2015 and December 31, 2014 were:

	September 30, 2015	December 31, 2014
Real Estate Construction	$780	$550
Real Estate Secured by Farmland	191	179
1-4 Family Residential	3,835	3,966
Other Real Estate Loans	3,730	3,916
Commercial	1,691	2,354
Consumer	1,173	821
	$11,400	$11,786

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

Securities

The carrying value of the securities portfolio was $374.28 million at September 30, 2015, an increase of $24.52 million compared to the carrying value of $349.76 million at December 31, 2014.

Unrealized losses were $2.29 million and $2.14 million at September 30, 2015 and December 31, 2014, respectively. Unrealized gains were $7.38 million and $8.07 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the Company evaluated the investment portfolio for possible other-than-temporary impairment and concluded that no adverse change in cash flows occurred and did not consider any securities to be other-than-temporarily impaired.

The securities portfolio at September 30, 2015 and December 31, 2014 represented approximately 31.5% and 30.4% of the average earning assets of the Company during the nine and twelve month periods then ended.

Goodwill and Other Identified Intangibles

Goodwill and other identified intangibles decreased by $128,000 to $3.68 million at September 30, 2015. This decrease is attributable to amortization expense related to intangibles.

Deposits

Total deposits increased by $43.27 million from December 31, 2014 to $1.03 billion as of September 30, 2015, primarily due to strong deposit inflows, specifically in non-interest bearing business checking accounts, during the period.

Time deposits increased by $553,000 or 0.22% from December 31, 2014 to $249.49 million at September 30, 2015. Time deposits include brokered certificates of deposit and CDARS deposits. Securities sold under agreements to repurchase (“Repo Accounts”) decreased by $14.08 million from $38.55 million at December 31, 2014 to $24.47 million at September 30, 2015. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000. All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

FHLB Borrowings

The Company had no overnight advances from the Federal Home Loan Bank of Atlanta (“FHLB”) outstanding at September 30, 2015. FHLB term advances were $60.00 million at September 30, 2015, higher by $5.00 million compared to December 31, 2014.  We raised cash through short term advances maturing in three months or less in part to pay-off longer term wholesale borrowings that matured during the second quarter of 2015.  Additionally, since some of the deposit growth in the second quarter was deemed to be cyclical, the FHLB term advances enabled the Bank to manage liquidity without selling securities, which would have reduced the yield on earning assets.

Capital Resources and Dividends

Shareholders' equity was $126.41 million at September 30, 2015 compared to $122.03 million at December 31, 2014. During the nine month period ended September 30, 2015, the Company declared common stock dividends of $0.33 per share, compared to $0.24 per share for the same period in 2014. The book value of common stock was $17.65 per share at September 30, 2015 and $17.11 at December 31, 2014.

The Company's capital ratios remain well above regulatory minimum capital ratios as of September 30, 2015 and December 31, 2014:

•	Total Risk Based Capital ratio of 18.25% and 16.95% at September 30, 2015 and December 31, 2014, respectively.

•	Common Equity Tier 1 ratio of 16.31% at September 30, 2015. This is a new ratio under Basel III for 2015.

•	Tier 1 Capital ratio of 16.99% and 15.70% at September 30, 2015 and December 31, 2014, respectively.

•	Leverage ratio of 9.84% at September 30, 2015 compared to 9.90% at December 31, 2014.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $35.0 million, none of which had outstanding balancesnat September 30, 2015.  Middleburg Bank is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  At September 30, 2015, available borrowing capacity from this source was $41.23 million.  At September 30, 2015, Middleburg Bank had $24.47 million of outstanding borrowings pursuant to securities sold under agreements to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.

The Company has a secured line of credit with the Federal Home Loan Bank of Atlanta. The credit available from this line depends on the total assets of the bank. As of September 30, 2015, the remaining credit availability from this line was up to $310.80 million, while the amount of eligible lendable collateral, in the form of qualifying real estate secured loans, was $124.91 million. The bank would have to post additional collateral, in the form of eligible securities, if it sought to borrow more than the amount of eligible lending collateral. The Company had $257.71 million of unencumbered securities as of September 30, 2015.

At September 30, 2015, cash, interest-bearing deposits with other banks, federal funds sold, short-term investments and unencumbered securities available for sale were 26.21% of total deposits and liabilities.

Off-Balance Sheet Arrangements
As of September 30, 2015, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis as of September 30, 2015 and December 31, 2014.

Estimated Net Interest Income Sensitivity
Rate Change	September 30, 2015	December 31, 2014
+ 200 bps	7.0%	4.3%
- 200 bps	(17.6)%	(14.8)%

At September 30, 2015, the Company’s interest rate risk model indicated that for an immediate 200 basis points increase in interest rates, net interest income was expected to increase by 7.00% over a 12-month period.  For the same time period, the interest rate risk model indicated that, for an immediate 200 basis points decrease in interest rates, net interest income was expected to decrease by 17.6% over a 12-month period.  While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is slightly asset sensitive.

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

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to factors such as prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change, caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables.  Furthermore, the sensitivity analysis does not reflect actions that the ALCO might take in response to or in anticipation of changes in interest rates.

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

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date:	November 6, 2015	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date:	November 6, 2015	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.