Form 10-K
period 2015-12-31
MIDDLEBURG FINANCIAL CORP
filed 2016-03-14
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $126,153,396
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,905,017 shares of Common Stock as of March 8, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders – Part III

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

Middleburg Bank has one wholly owned subsidiary, Middleburg Bank Service Corporation, incorporated under the laws of the Commonwealth of Virginia, which is a partner in two limited liability companies, Bankers Title Shenandoah, LLC, which sells title insurance through its members, and Bankers Insurance, LLC, which acts as a broker for insurance sales for its member banks.

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

Middleburg Bank serves the Virginia counties of Loudoun, Fairfax, Fauquier and western Prince William as well as the City of Williamsburg and the City of Richmond.

Loudoun, Fairfax, Fauquier and western Prince William counties are located in northwestern Virginia and included in the Washington-Baltimore metropolitan statistical area.    The local economy of these counties is driven by service industries, including but not limited to, professional and technical services requiring a high skill level; federal, state and local government; construction; agriculture and retail trade. According to the latest available U.S. Census Bureau data, the estimated population in these counties was:

•	Loudoun County - 363,050

•	Fairfax County - 1,137,538

•	Fauquier County - 68,248

•	Prince William County - 446,094

The City of Williamsburg is located in the Tidewater region of Virginia and has an estimated population of 14,691 according to the U.S. Census Bureau, while the surrounding area (James City County) has an estimated population of 72,583.

The City of Richmond has an estimated population of 217,853 according to the U.S. Census Bureau while the Richmond metropolitan statistical area has a population of 1,208,080.

Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. At December 31, 2015, assets of the commercial and retail banking segment totaled $1.4 billion. For the year ended December 31, 2015, the net income for this segment totaled $6.9 million.

Wealth Management Services
Middleburg Investment Group is a non-bank holding company that was formed in 2005.  It has one wholly-owned subsidiary, Middleburg Trust Company.

Middleburg Trust Company is chartered under Virginia law and opened for business in January 1994.  Its main office is located at 1600 Forest Avenue, Henrico, Virginia 23229.  Middleburg Trust Company serves the greater Richmond area including the counties of Henrico, Chesterfield, Hanover, Goochland and Powhatan.  Richmond is the capital of the Commonwealth of Virginia. In 2008, Middleburg Trust Company opened an office in Williamsburg, Virginia. Middleburg Trust Company also serves the counties of Fairfax, Fauquier and Loudoun with staff available in several of Middleburg Bank's financial service centers.

Revenue from wealth management activities is comprised mostly of fees based upon the market value of the accounts under administration as well as commissions on investment transactions. The wealth management services are conducted by Middleburg Trust Company. At December 31, 2015, assets of the wealth management services segment totaled $12.5 million. For the year ended December 31, 2015, the net income for this segment totaled $953,000.

Mortgage Banking Services
On May 15, 2014, Middleburg Financial Corporation, through its banking subsidiary, Middleburg Bank, sold all of its majority interest in Southern Trust Mortgage LLC, which originated and sold mortgages secured by personal residences primarily in the southeastern United States.

Prior to the date of sale, mortgage banking activities were conducted through a business arrangement with Southern Trust Mortgage whereby the Bank acted as an investor in purchasing loans originated by Southern Trust Mortgage. Subsequent to the sale date, mortgage banking activity for the Company is included with the results of the retail banking segment. Any activity since the sale of Southern Trust Mortgage is considered to be immaterial and incidental to the Company's retail banking activities. The mortgage banking activities will continue to be evaluated and will be separately reported as a distinct segment if determined to be of significance to these financial statements.

Products and Services

The Company, through its subsidiaries, offers a wide range of banking, fiduciary and investment management services to both individuals and small businesses.  Middleburg Bank’s services include various types of checking and savings deposit accounts, and the origination of business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans.  Also, Middleburg Bank offers ATMs at twelve facilities and at two off-site locations.  Additional banking services available to the Company’s clients include, but are not limited to, ACH, Internet banking, safe deposit rentals, notary public and wire services.

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

Employees

As of December 31, 2015, the Company and its subsidiaries had a total of 188 full time equivalent employees.  The Company considers relations with its employees to be excellent.  The Company’s employees are not represented by a collective bargaining unit.

U.S. Securities and Exchange Commission Filings

The Company maintains an Internet website at www.middleburgbank.com.  Shareholders of the Company and the public may access the Company’s periodic and current reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports) filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “Shareholder Relations” section of the Company’s website. The reports are made available on this website as soon as practical following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

Competition

The Company’s commercial and retail banking segment faces significant competition for both loans and deposits.  Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders.  Its most direct competition for deposits comes from commercial banks, credit unions, savings banks, savings and loan associations and other financial institutions. Based upon total deposits at June 30, 2015, as reported to the Federal Deposit Insurance Corporation (the “FDIC”), the Company had:

•	13.97% of the nearly $5.7 billion in deposits in Loudoun County.

•	1.15% of the nearly $4.8 billion in deposits in the Reston market.

•	5.94% of the nearly $1.4 billion in deposits in Fauquier County.

•	3.13% of the nearly $1.1 billion in deposits in James City County.

•	0.52% of the nearly $4.0 billion in deposits in Prince William County.

•	0.07% of the nearly $21.1 billion in deposits in the City of Richmond.

The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

The Company’s wealth management segment faces competition on several fronts.  Middleburg Trust Company competes for clients and accounts with banks, other financial institutions and money managers.  Even though many of these institutions have been engaged in the trust or investment management business for a considerably longer period of time than Middleburg Trust Company and have significantly greater resources, Middleburg Trust Company has grown through its commitment to providing quality trust and investment management services and a community focused approach to business.

Competition for the Company’s mortgage banking business was largely from other mortgage banking entities.  Traditional financial institutions, investment banking companies and Internet sources for mortgages also add to the competitive market for mortgages.

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

In an effort to manage risk, Middleburg Bank has written policies and procedures, which include approval limits assigned to individual loan officers based on their position and level of experience. Middleburg Bank also utilizes an outside third party loan review process that includes regular portfolio reviews to assess exposure to loan losses and to ascertain compliance with Middleburg Bank’s loan policy.

Middleburg Bank has three levels of lending authority.  Individual loan officers are the first level and are limited to their lending authority.  The second level is the Officers Loan Committee, which is composed of five senior officers of Middleburg Bank. The Officers Loan Committee approves loans that exceed the individual loan officers’ lending authority and reviews loans to be presented to the Directors Loan Committee.  The Directors Loan Committee is composed of six Directors, of which four are independent Directors.  The Directors Loan Committee approves new, modified and renewed credits that exceed Officer Loan Committee lending authorities.  The Chairman of the Directors Loan Committee is the Chairman of the Company.   A quorum is reached when four committee members are present, of which at least three must be independent Directors.  The approval of an application will be met with a majority of the members present, but no less than three votes. In addition, the Directors Loan Committee reports all new loans that were reviewed and approved to Middleburg Bank’s Board of Directors on a monthly basis.  Monthly reports provided to the Directors Loan Committee include, but are not limited to, all new credits in excess of $12,500 or which had been extended; a watch list including names, current balances, risk rating and payment status; nonaccruals and recommended; charge-offs and a list of overdrafts in excess of $1,500 which have been overdrawn for more than five days.  The Directors Loan Committee also reviews lending policies that are proposed by management.

Construction Lending
The Company originates local construction loans, primarily residential, and land acquisition and development loans.  The construction loans are primarily secured by units under construction and the underlying land for which the loan was obtained.  The average life of a typical construction loan is approximately twelve months and will reprice monthly to meet the market, generally the Wall Street Journal prime rate plus one percent.  Because the interest rate charged on these loans floats with the market, these loans help the Company in managing its interest rate risk.  Construction lending entails significant additional risks, compared with residential mortgage lending.  Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attributable to loan funds being advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction.  Thus, it is more difficult to evaluate accurately the funds that are required to complete a project and related loan-to-value ratios.  To mitigate the risks associated with construction lending, the Company generally limits loan amounts to 75% to 85% of appraised value, in addition to analyzing the creditworthiness of its borrowers.  The Company also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrowing entity’s principal owners.

Commercial Business Loans
Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields.  To manage these risks, the Company generally obtains appropriate collateral and personal guarantees from the borrowing entity’s principal owners and monitors the financial condition of its business borrowers.  Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself.  Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

Commercial Real Estate Lending
Commercial real estate loans are secured by various types of commercial real estate in the Company's market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches.

In its underwriting of commercial real estate, the Company may lend, in accordance with internal policy, up to 80% of the secured property’s appraised value. Commercial real estate lending entails significant additional risk, as compared to residential mortgage lending.  Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy. The Company's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation.  The Company also evaluates the location of the security property and typically requires personal guarantees or endorsements of the borrowing entity’s principal owners.

1 - 4 Family Residential Real Estate Lending
Residential lending activity may be generated by loan originator solicitation, referrals by real estate professionals, existing or new clients and purchases of whole loans.  As part of the loan application process, information is gathered on income, employment and credit history of the applicant.  Loan originations are underwritten using Middleburg Bank’s underwriting guidelines.  Security for the majority of residential lending is in the form of owner occupied 1-4 family dwellings. The valuation of residential collateral is provided by independent appraisers who have been approved by the Company's Board of Directors. In connection with residential real estate loans, the Company requires title insurance, hazard insurance and, if required, flood insurance.  Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction.

Consumer Lending
The Company offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans.  The Company currently originates all of its consumer loans in its geographic market area.  Most of the consumer loans are tied to the Wall Street Journal prime rate and reprice monthly.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of loans which are unsecured, such as lines of credit, or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  Consumer loan delinquencies often increase over time as the loans age.

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

The Bank Holding Company Act
Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require.  The Bank Holding Company Act limits activities at the bank holding company level to:

•	banking and managing or controlling banks;

•	furnishing services to or performing services for its subsidiaries; and

•	engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

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

Payment of Dividends
The Company is a legal entity separate and distinct from its banking and non-banking subsidiaries.  The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries.  The Company and Middleburg Bank are subject to laws and regulations that limit the amount of dividends it can pay, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Company does not expect that any of these laws, regulations or policies will materially affect the ability of Middleburg Bank to pay dividends.  During the year ended December 31, 2015, Middleburg Bank and Middleburg Investment Group paid $4.4 million and $1.0 million, respectively, in dividends to the Company.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice.  The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC
The deposits of Middleburg Bank are insured by the FDIC up to the limits set forth under applicable law.  Middleburg Bank pays deposit insurance assessments of the Deposit Insurance Fund (“DIF”) of the FDIC.

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

Capital Requirements
The Federal Reserve Board and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Final Rules) that apply to banking organizations they supervise. For the purposes of these capital rules, (i) common equity tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists principally of Tier 1 capital plus qualifying subordinated debt and preferred stock, and limited amounts of the allowance for loan losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans.

The Basel III Final Rules were effective January 1, 2015, and the Basel III Final Rules capital conservation buffer will be phased in from 2015 to 2019.

When fully phased in, the Basel III Final Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets, dependent upon future taxable income, and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. These deductions from and adjustments to regulatory capital will generally be phased in beginning in 2015 through 2018.

The Basel III Final Rules permanently includes in Tier 1 capital trust preferred securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total assets, subject to a limit of 25% of Tier 1 capital. The Company expects that its trust preferred securities will be included in Tier 1 capital until their maturity.

The Basel III Final Rules also implement a “countercyclical capital buffer,” generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer is a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

Other Safety and Soundness Regulations
There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent.  For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise.  In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure.  The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds.  The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and non-affiliated holders of subordinated debt of the commonly controlled insured depository institutions.

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

Federal Reserve System
In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits.  NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at an institution.  For net transaction accounts in 2015, the first $14.5 million will be exempt from reserve requirements.  A 3% reserve ratio will be assessed on net transaction accounts over $14.5 million up to and including $103.6 million, compared to over $13.3 million up to and including $89.0 million in 2014.  A 10% reserve ratio will be applied above $103.6 million in 2015, compared to above $89.0 million in 2014.  These percentages are subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

Dodd-Frank Act
The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies and banks, including the Company and the Bank. Provisions that significantly affect the business of the Company and the Bank include the following:

•
Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•
Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Creation of the Consumer Financial Protection Bureau. The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the CFPB, which is discussed in more detail below.

•
Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act (EFTA) to, among other things, require that debit card interchange fees be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations could significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•
Impose comprehensive regulation of the over-the-counter derivatives market, subject to significant rulemaking processes, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•
Require depository institutions with total consolidated assets of more than $10 billion to conduct regular stress tests and require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.

•	Require loan originators to retain 5% of any loan sold or securitized, unless it is a “qualified residential mortgage,” subject to certain exceptions.

•	Prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the Volcker Rule).

•	Implement corporate governance revisions that apply to all public companies not just financial institutions.

Many aspects of the Dodd-Frank Act remain subject to future rulemaking, making it difficult to anticipate the overall financial impact on the Company, its subsidiaries, its customers or the financial industry more generally. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are discussed further below.

Consumer Protection
The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, and establishes the CFPB’s power to act against unfair, deceptive or abusive practices, and gives the CFPB rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act (TILA) and the Real Estate Settlement Procedures Act (RESPA)).

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company and to the Bank by the Federal Reserve Board. However, the CFPB may include its own examiners in regulatory examinations by a small institution’s principal regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies, could influence how the Federal Reserve Board apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities on the Company and the Bank cannot be determined with certainty.

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
Pursuant to the Dodd-Frank Act, the CFPB rules requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The rule also contains disclosure requirements at origination and in monthly statements. These requirements require significant personnel resources and could have a material adverse effect on our operations.

We may incur losses if we are unable to successfully manage interest rate risk.
Our profitability will depend upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities.  Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage and home equity loans in the secondary market.  We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it.  Based on our asset/liability position at December 31, 2015, a rise in interest rates would decrease our net interest income slightly in the short term.  Our net interest spread will depend on many factors that are partly or entirely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

New regulations could adversely impact our earnings due to, among other things, increased compliance costs or costs due to noncompliance.
The CFPB issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including but not limited to:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact our growth or profitability.

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

We may be adversely affected by deterioration of economic conditions in our market area.
Our banking operations are located primarily in the Virginia counties of Loudoun, Fairfax, Fauquier and Prince William and also in the City of Williamsburg and the City of Richmond.  Because our lending is concentrated in this market, we will be affected by the general economic conditions in these areas.  Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing.  A decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact the demand for banking products and services generally, which could negatively affect our financial condition and performance.

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

Significant sales of our common stock, or the perception that significant sales may occur in the future, could adversely affect the market price for our common stock.
The sale of substantial amounts of our common stock could adversely affect the price of these securities. Sales of substantial amounts of our common stock in the public market, and the availability of shares for future sale, could cause the market price of our common stock to be lower.

As of March 8, 2016, one of our shareholders owns 30.5% of our outstanding common stock, of which 6.6% of our outstanding shares are covered by a resale registration statement with the SEC.  In addition, these shares may be sold in certain private transactions or, subject to certain volume limitations, pursuant to Rule 144 under the Securities Act.

This shareholder reported sporadic sales with the SEC in late February 2016, and it is possible that this shareholder could continue to sell shares in the future.  Although we cannot foresee the impact of such potential sales on the market, we have not observed any significant decline in our stock price since that time.  If a large amount of our common stock was sold in a short period of time, or other investors perceive such sales to be imminent, the market price of our common stock could drop.  The existence of this “market overhang” could have a negative impact on the market for our common stock.

The Company depends on the accuracy and completeness of information about clients and counterparties, and its financial condition could be adversely affected if it relies on misleading information.
In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which the Company does not independently verify. The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, the Company may assume that a customer’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations, and cash flows of the customer. The Company’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

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
The Basel III capital framework represents the most comprehensive overhaul of the U.S. banking capital framework in over two decades. This new capital framework and related changes to the standardized calculations of risk-weighted assets are complex and create additional compliance burdens, especially for community banks. The Basel III Capital Rules require bank holding companies and their subsidiaries, to maintain significantly more capital and adopted more demanding regulatory capital risk weightings and calculations. As a result of the Basel III Capital Rules, many community banks could be forced to limit banking operations and activities, and growth of loan portfolios, in order to focus on retention of earnings to improve capital levels. The Company believes that it maintains sufficient levels of Tier 1 and Common Equity Tier 1 capital to comply with the Basel III Final Rules. However, increased capital requirements imposed by the Basel III Capital Rules may require the Company to limit its banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations.

Our ability to pay dividends is limited and we may be unable to pay future dividends.
Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient capital in the Company and in our subsidiaries. The ability of our bank subsidiary to pay dividends to us is limited by the bank’s obligations to maintain sufficient capital, earnings and liquidity and by other restrictions on their dividends under federal and state bank regulatory requirements. We cannot be certain as to when, if ever, the dividend may be increased, nor can we be certain that future reductions of the dividend will not be made.

In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Board of Governors of the Federal Reserve System regarding capital adequacy and dividends. The Federal Reserve guidelines require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred debt) on our financial condition. These guidelines also require that we review our net income and our projected rate of earnings retention.

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
The FDIC has implemented a new methodology by which it will assess deposit insurance premium amounts.  The FDIC adopted a final rule in 2011, to change the FDIC’s assessment rates as well as providing that the assessment base will be the institution’s average consolidated total assets less its average tangible equity. Although the burden of replenishing the DIF will be placed primarily on institutions with assets greater than $10 billion, we expect higher annual deposit insurance assessments than we historically incurred before the financial crisis began several years ago. Any future increases in required deposit insurance premiums or special assessments could have a significant adverse impact on our financial condition and results of operations.

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

The Company’s corporate headquarters, and that of Middleburg Bank, is located at 111 West Washington Street, Middleburg, Virginia 20117.  The Company’s subsidiaries own or lease various other offices in the counties and municipalities in which they operate.  At December 31, 2015, Middleburg Bank operated twelve branches in the Virginia communities of Ashburn, Gainesville, Leesburg, Marshall, Middleburg, Purcellville, Reston, Richmond, Warrenton and Williamsburg. All of the offices of Middleburg Trust Company are leased.  Additionally, Middleburg Bank owns an operations center building located at 106 Catoctin Circle, SE, Leesburg, Virginia 20175.  See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 5 “Premises and Equipment, Net” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

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

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market under the symbol “MBRG.”  The high and low sale prices per share for the Company’s Common Stock for each quarter of 2015 and 2014, and the amount of cash dividends per share in each quarter, are set forth in the table below.

Market Price and Dividends

		Sales Price ($)		Dividends ($)
		High	Low
2015:	1st quarter	$18.50	$17.90	$0.10
	2nd quarter	18.90	17.41	0.10
	3rd quarter	18.67	16.60	0.13
	4th quarter	18.89	17.20	0.13
2014:	1st quarter	$19.41	$17.02	$0.07
	2nd quarter	20.79	17.20	0.07
	3rd quarter	20.21	17.07	0.10
	4th quarter	19.32	16.87	0.10

As of March 8, 2016, the Company had approximately 417 shareholders of record.

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

Issuer Purchases of Equity Securities
On September 15, 2015, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock. The repurchase program was effective immediately and runs through December 31, 2017. This program replaces the previous repurchase program adopted in 1999, pursuant to which the Company had 24,084 shares remaining eligible for repurchase. Repurchases may be made through privately-negotiated transactions, or open-market transactions.

The following table summarizes repurchases of the Corporation's common stock that occurred during the year ended December 31, 2015.

(Dollars in thousands, except for per share amounts)	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of a publicly announced plan	Approximate value of shares that may yet be purchased under the plan
November 1, 2015 - November 30, 2015	4,300	$18.23	4,300	$9,922,000
December 1, 2015 - December 31, 2015	73,200	$18.43	73,200	$8,578,000
Total	77,500	$18.37	77,500

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the NASDAQ Composite Index and the SNL $1B-$5B Bank Index as reported by SNL Financial LC, assuming an investment of $100 in shares of Common Stock on December 31, 2010 and the reinvestment of dividends.

	Period Ending December 31,
Index	2010	2011	2012	2013	2014	2015
Middleburg Financial Corporation	120.64	122.18	153.30	158.56	161.23	140.61
NASDAQ Composite	118.15	117.22	138.02	193.47	222.16	201.4
SNL Bank $1B-$5B	113.35	103.38	127.47	185.36	193.81	191.39

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data that has been derived from the Company's audited financial statements for each of the periods and at the dates indicated.

	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Balance Sheet Data:
Assets	$1,294,863	$1,222,857	$1,227,753	$1,236,781	$1,192,860
Loans, net	794,635	743,060	715,160	695,166	656,770
Loans held for sale	—	—	33,175	82,114	92,514
Securities	385,189	355,042	335,203	326,447	315,359
Deposits	1,040,800	989,080	982,396	981,900	929,869
Shareholders’ equity	123,554	122,034	115,073	117,122	108,013
Average shares outstanding, basic	7,147	7,106	7,074	7,032	6,975
Average shares outstanding, diluted	7,167	7,127	7,107	7,043	6,977
Income Statement Data:
Interest income	$42,281	$43,325	$44,272	$47,023	$48,636
Interest expense	4,207	5,243	6,567	8,824	10,691
Net interest income	38,074	38,082	37,705	38,199	37,945
Provision for loan losses	2,293	1,960	109	3,438	2,884
Net Interest income after provision for loan losses	35,781	36,122	37,596	34,761	35,061
Non-interest income	10,250	14,600	24,121	29,009	19,527
Securities gains	140	186	418	445	435
Non-interest expense	35,626	41,081	54,041	54,259	49,011
Income before income taxes and non-controlling interest in consolidated subsidiary	10,545	9,827	8,094	9,956	6,012
Income taxes	2,715	2,341	1,931	1,966	1,350
Non-controlling interest in consolidated subsidiary (income) loss	—	98	(9)	(1,504)	298
Net income	7,830	7,584	6,154	6,486	4,960
Per Share Data:
Net income, basic	$1.10	$1.07	$0.87	$0.92	$0.71
Net income, diluted	1.09	1.06	0.87	0.92	0.71
Cash dividends	0.46	0.34	0.24	0.20	0.20
Book value	17.44	17.11	15.90	16.15	15.13
Tangible book value (2)	16.93	16.58	15.14	15.30	14.24
Asset Quality Ratios:
Nonperforming loans to total loans	2.62%	1.89%	3.46%	3.92%	4.53%
Nonperforming assets to total assets	1.97	1.59	2.33	3.05	3.27
Net charge-offs to average loans	0.39	0.46	0.15	0.54	0.49
Allowance for loan losses to gross loans	1.37	1.56	1.83	2.02	2.18
Selected Ratios:
Return on average assets	0.62%	0.62%	0.51%	0.54%	0.44%
Return on average equity	6.25	6.40	5.40	5.86	4.87
Dividend payout	42.20	32.08	27.60	21.70	28.20
Efficiency ratio (1)	70.86	75.10	82.12	73.86	78.57
Equity to assets (including non-controlling interest in consolidated subsidiary)	9.54	9.98	9.37	9.47	9.04
Tier 1 risk-based capital ratio	16.27	15.70	14.64	14.09	13.46
Common equity tier 1 capital ratio	15.61	N/A	N/A	N/A	N/A
Total risk-based capital ratio	17.52	16.95	15.89	15.35	14.72
Leverage ratio	9.59	9.90	9.43	9.10	8.81

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

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc. Middleburg Bank is a community bank serving the Virginia counties of Prince William, Loudoun, Fairfax, Fauquier, the City of Williamsburg and the City of Richmond with twelve financial service centers and one limited service facility.  Middleburg Investment Group is a non-bank holding company with one wholly owned subsidiary, Middleburg Trust Company.  Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities.

The Company generates a significant amount of its income from the net interest income earned by Middleburg Bank.  Net interest income is the difference between interest income and interest expense.  Interest income depends on the amount of interest earning assets outstanding during the period and the interest rates earned thereon.  Middleburg Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon.  The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses or potential other-than-temporary impairment of securities.  Middleburg Investment Group’s subsidiary, Middleburg Trust Company, generates fee income by providing investment management and trust services to its clients.  Investment management and trust fees are generally based upon the value of assets under management, and, therefore can be significantly affected by fluctuations in the values of securities caused by changes in the capital markets.

At December 31, 2015, total assets were $1.3 billion, an increase of 5.89% when compared to December 31, 2014.  Total gross loans increased by $50.8 million from $754.8 million at December 31, 2014 to $805.7 million at December 31, 2015.  Total deposits increased by $51.7 million or 5.23% to $1.0 billion at December 31, 2015 from $989.1 million at December 31, 2014.  Lower cost deposits, including demand checking, interest checking and savings increased by $56.1 million or 7.6% from December 31, 2014 to $796.2 million at December 31, 2015.  Higher cost time deposits decreased by 1.8% or $4.4 million from December 31, 2014 to $244.6 million at December 31, 2015.  The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, was 3.27%, lower by 13 basis points compared to 3.40% for the year ended December 31, 2014. The provision for loan losses increased by $333,000 for the year ended December 31, 2015 to $2.3 million compared to $2.0 million for the same period in 2014. Total non-interest income decreased by $4.4 million for the year ended December 31, 2015, compared to the same period in 2014.  The decrease was almost entirely due to the decline in revenue from the gain on sale of residential mortgage loans stemming from the sale of the Company's ownership interest in Southern Trust Mortgage, its mortgage banking subsidiary, on May 15, 2014.  Non-interest expense in 2015 decreased by $5.5 million compared to 2014 through a combination of expense reductions at the Bank and the sale of the Company's ownership interest in Southern Trust Mortgage on May 15, 2014. The Company remains well capitalized with all regulatory capital ratios exceeding the regulatory minimums.

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

Allowance for Loan Losses
Middleburg Bank monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  Middleburg Bank maintains policies and procedures that address the systems of controls over the following areas of the allowance:  the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

The amount of estimated impairment for individually evaluated loans and groups of unimpaired loans is added together for a total estimate of loan losses.  This estimate of losses is compared to the allowance for loan losses of Middleburg Bank as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  Middleburg Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the consolidated financial statements.

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

The Company’s forecasted cash flows for its reporting units assume a stable economic environment and consistent long-term growth in assets under management over the projected periods.  Additionally, expenses are assumed to be consistently correlated with projected asset and revenue growth over the time periods projected.  Although we believe the key assumptions underlying the financial forecasts to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond the control of the Company.  Accordingly, there can be no assurance that the forecasted results will be realized and variations from the forecast may be material.  If weak economic conditions continue or worsen for a prolonged period of time, or if the reporting unit loses key personnel, the fair value of the reporting unit may be adversely affected which may result in impairment of goodwill or other intangible assets in the future.  Any changes in the key management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations.

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

Results of Operations

The Company's net income in 2015 was $7.8 million compared to $7.6 million in 2014, an increase of $246,000 on a year-over-year basis. For 2015, the earnings per diluted share were $1.09 compared to earnings per diluted share of $1.06 for 2014.

Return on average assets (“ROA”) measures how effectively the Company employs its assets to produce net income.  The ROA for the Company was 0.62%, 0.62%, and 0.51% for the years ended December 31, 2015, 2014 and 2013, respectively.  Return on average equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the total average equity capital invested.  ROE was 6.25%, 6.40%, and 5.40% for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities as of December 31.

	Years Ended December 31,
	2015			2014			2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
Assets:
Securities:
Taxable	$319,705	$7,893	2.47%	$282,198	$7,193	2.55%	$268,954	$6,337	2.36%
Tax-exempt (1)	51,732	2,732	5.28%	56,729	3,238	5.71%	66,396	3,870	5.83%
Total securities	$371,437	$10,625	2.86%	$338,927	$10,431	3.08%	$335,350	$10,207	3.04%
Loans:
Taxable	$771,207	$32,457	4.21%	$741,028	$33,810	4.56%	$755,913	$35,224	4.66%
Tax-exempt (1)	609	33	5.42%	643	34	5.29%	679	37	5.45%
Total loans (3)	$771,816	$32,490	4.21%	$741,671	$33,844	4.56%	$756,592	$35,261	4.66%
Interest-bearing deposits with other institutions	49,201	106	0.22%	71,275	162	0.23%	56,436	132	0.23%
Total earning assets	$1,192,454	$43,221	3.62%	$1,151,873	$44,437	3.86%	$1,148,378	$45,600	3.97%
Less: allowances for loan losses	(11,853)			(12,241)			(13,643)
Total non-earning assets	77,456			77,834			80,813
Total assets	$1,258,057			$1,217,466			$1,215,548
Liabilities:
Interest-bearing deposits:
Checking	$343,026	$693	0.20%	$339,996	$651	0.19%	$324,171	$852	0.26%
Regular savings	119,989	223	0.19%	113,363	212	0.19%	110,210	243	0.22%
Money market savings	70,239	136	0.19%	73,232	139	0.19%	75,899	171	0.23%
Time deposits:
$100,000 and over	138,860	1,220	0.88%	125,904	1,232	0.98%	139,018	1,671	1.20%
Under $100,000	106,023	1,190	1.12%	129,021	1,655	1.28%	140,230	1,974	1.41%
Total interest-bearing deposits	$778,137	$3,462	0.44%	$781,516	$3,889	0.50%	$789,528	$4,911	0.62%
Short-term borrowings	—	—	—	—	—	—	3,565	123	3.45%
Securities sold under agreements to repurchase	30,095	64	0.21%	36,899	318	0.86%	35,536	325	0.91%
FHLB borrowings and subordinated debt	68,977	681	0.99%	70,141	1,036	1.48%	86,767	1,208	1.39%
Federal funds purchased	1	—	—	1	—	—	—	—	—
Total interest-bearing liabilities	$877,210	$4,207	0.48%	$888,557	$5,243	0.59%	$915,396	$6,567	0.72%
Non-interest bearing liabilities
Demand deposits	241,996			199,273			175,942
Other liabilities	13,602			11,059			7,356
Total liabilities	$1,132,808			$1,098,889			$1,098,694
Non-controlling interest in consolidated Subsidiary	—			—			2,824
Shareholders’ equity	125,249			118,577			114,030
Total liabilities and Shareholders’ equity	$1,258,057			$1,217,466			$1,215,548
Net interest income (1)		$39,014			$39,194			$39,033
Interest rate spread			3.14%			3.27%			3.25%
Interest expense as a percent of average earning assets			0.35%			0.46%			0.57%
Net interest margin			3.27%			3.40%			3.40%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 365 day year.

(3)	Total average loans include loans on nonaccrual status.

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

Net interest income was $38.1 million for the year ended December 31, 2015, relatively unchanged when compared to 2014 and an increase of 1.0% over net interest income of $37.7 million for 2013.  The net interest margin of 3.27% for 2015 was 13 basis points lower than the net interest margin for 2014 and 2013. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio.  The tax rate utilized in calculating the tax benefit for each of the reported periods is 34%.  The reconciliation of tax equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States, to net interest income is reflected in the table below.

	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
GAAP measures:
Interest Income - Loans	$32,479	$33,833	$35,248
Interest Income - Investments & Other	9,802	9,492	9,024
Interest Expense - Deposits	3,462	3,889	4,911
Interest Expense - Other Borrowings	745	1,354	1,656
Total Net Interest Income	$38,074	$38,082	$37,705
Plus:
Non-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	$929	$1,101	$1,315
Non-taxable interest income - loans	11	11	13
Total Tax Benefit Realized on Non-Taxable Interest Income	$940	$1,112	$1,328
Total Tax Equivalent Net Interest Income	$39,014	$39,194	$39,033

Net interest income for 2015 remained relatively unchanged when compared to 2014 because the decrease in interest expense from reduced levels of borrowings offset the lower interest income from earning assets, stemming from a decline in yields on loans and securities. While the interest income from securities increased, it was not enough to offset the decline in interest income from loans causing total interest income to fall in 2015. The increase in net interest income for 2015 compared to 2013 was primarily due to lower interest expense from deposits and reduced levels of borrowings. Interest income and fees from loans and investments decreased 2.4% and 4.5% compared to 2014 and 2013, respectively. The cost of interest bearing liabilities for 2015 decreased to 0.48%, a decline of 11 basis points and 24 basis points relative to 2014 and 2013, respectively.

The yield on the loan portfolio decreased by 35 basis points to 4.21% for 2015 compared to 4.56% for 2014 and decreased by 45 basis points compared to 4.66% for 2013. The decrease was a result of lower yields on newly originated loans as well as the repricing of existing loans at lower rates. Interest income from loans, on a tax-equivalent basis, decreased by $1.4 million or 4.0% from the year ended December 31, 2014 and decreased by $2.8 million or 7.9% compared to 2013. The average balance in the securities portfolio increased by $32.5 million and $36.1 million compared to 2014 and 2013, respectively. The tax-equivalent yield on the securities was 2.86% at December 31, 2015, a decrease of 22 basis points and a decrease of 18 basis points compared to 2014 and 2013, respectively.

The average balance of interest bearing deposit accounts (interest checking, savings and money market accounts) increased to $533.3 million at December 31, 2015, from $526.6 million at December 31, 2014 and $510.3 million at December 31, 2013. These increases were the result of strong growth in both business and retail deposit accounts.  The average balances in total time deposits decreased $10.0 million compared to 2014 and decreased $34.4 million compared to 2013 due to a combination of maturing brokered deposits and run off in organic deposits. The cost of total interest bearing deposits decreased 6 basis points compared to 2014 and decreased 18 basis points compared to 2013. The decline in the cost of total interest bearing deposits was primarily the result of reductions in rates for retail deposits.

The Company had no short-term borrowings at December 31, 2015 and 2014. During 2014, the Company decreased its average short-term borrowings by $3.6 million from the year ended December 31, 2013.  The Company decreased average FHLB borrowings by $1.2 million during 2015 compared to the year ended December 31, 2014 and decreased borrowings by $17.8 million compared to 2013. Total interest expense for 2015 was $4.2 million, a decrease of $1.0 million and $2.4 million compared to 2014 and 2013, respectively. The cost of interest-bearing liabilities decreased by 11 basis points from the year ended December

31, 2014, and decreased 24 basis points from 2013 primarily due to reductions in rates on retail deposits as well as a reduction in wholesale borrowings, including maturing brokered certificates of deposit.

Management believes that the net interest margin could decline slightly during 2016.  Based on conservative internal interest rate risk models and the assumption of a sustained low rate environment, the Company expects net interest income to trend downward throughout the next twelve months as loans and securities reprice and the decline in funding costs slows.  Targeted growth in earning assets and liability repricing opportunities may not fully mitigate the impact to the Company’s net interest margin.  The Asset/Liability Management Committee continues to focus on various strategies to manage the net interest margin.

The following table analyzes changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities compared to changes in interest rates, on a tax equivalent basis.  The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.  Nonaccrual loans are included in the average outstanding loans.

	Years Ended December 31,
(Dollars in thousands)	2015 vs. 2014 Increase (Decrease) Due to Changes in:			2014 vs. 2013 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$917	$(217)	$700	$322	$534	$856
Tax-exempt (1)	(274)	(232)	(506)	(553)	(79)	(632)
Loans:
Taxable	1,495	(2,848)	(1,353)	(687)	(727)	(1,414)
Tax-exempt (1)	(2)	1	(1)	(2)	(1)	(3)
Interest bearing deposits with other institutions	(48)	(8)	(56)	34	(4)	30
Total earning assets	$2,088	$(3,304)	$(1,216)	$(886)	$(277)	$(1,163)
Interest-Bearing Liabilities:
Checking	$6	$36	$42	$44	$(245)	$(201)
Regular savings	12	(1)	11	7	(38)	(31)
Money market savings	(6)	3	(3)	(6)	(26)	(32)
Time deposits:
$100,000 and over	127	(139)	(12)	(148)	(291)	(439)
Under $100,000	(273)	(192)	(465)	(151)	(168)	(319)
Total interest-bearing deposits	$(134)	$(293)	(427)	$(254)	$(768)	(1,022)
Short-term borrowings	—	—	—	(62)	(61)	(123)
Securities sold under agreements to repurchase	(50)	(204)	(254)	14	(21)	(7)
FHLB borrowings and subordinated debt	(17)	(338)	(355)	(252)	80	(172)
Total interest-bearing liabilities	$(201)	$(835)	(1,036)	$(554)	$(770)	(1,324)
Change in net interest income	$2,289	$(2,469)	$(180)	$(332)	$493	$161
(1)           Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses
The Company’s loan loss provision during 2015, 2014 and 2013 were $2.3 million, $2.0 million and $109,000, respectively.  The increase in provision during 2015 compared to 2014 was due to certain loans that were charged-off in 2015 which had not been specifically reserved for in prior periods.

Non-interest Income
Non-interest income has been and will continue to be an important factor for increasing profitability.  Management continues to review opportunities to increase non-interest income.  Non-interest income includes fees generated by the commercial and retail banking segment, the wealth management segment and the mortgage banking segment of the Company.  Non-interest income was $10.4 million for the year ended December 31, 2015 compared to $14.8 million for 2014 and $24.5 million for 2013.  The primary reason for the decline in non-interest income for 2015 and 2014 was the Company's sale of its majority interest in Southern Trust Mortgage during the second quarter of 2014, which resulted in no revenue from the gain on sale of residential mortgage loans in 2015. There was minimal mortgage gain on sale revenue generated by the Bank in 2015. The following table depicts the changes in non-interest income:

(Dollars in thousands)	Years Ended December 31,
	2015	2014	2013
Service charges on deposit accounts	$1,061	$1,163	$1,114
Trust services income	4,785	4,362	3,970
ATM fee income	1,344	1,259	1,177
Gains (losses) on sales of loans held for sale, net	(1)	4,860	15,652
Gains on sales of securities available for sale, net	140	186	418
Commissions on investment sales	547	611	470
Bank owned life insurance	656	662	472
Gain on sale of majority interest in consolidated subsidiary	—	24	—
Other operating income	1,858	1,659	1,266
Total non-interest income	$10,390	$14,786	$24,539

Revenues and expenses for Southern Trust Mortgage, through May 15, 2014, are reflected in the Company’s consolidated financial statements, with the proportionate share of Southern Trust Mortgage’s income not owned by the Company reported as “Net income (loss) attributable to non-controlling interest”.  Accordingly, gains on loans held for sale and fees on mortgages held for sale of generated by Southern Trust Mortgage were being reported as part of the consolidated non-interest income. The decline in gains on loans held for sale from $4.9 million and $15.7 million in 2014 and 2013, respectively, was the result of the Company's sale of its majority interest in Southern Trust Mortgage on May 15, 2014, as noted above.  While gain on sale revenue from Southern Trust Mortgage will not be recurring due to the sale of the Company's majority interest, expenses related to Southern Trust Mortgage will not recur either.

Income from the wealth management segment is produced by Middleburg Trust Company and Middleburg Investment Services. Middleburg Trust Company produced fees that increased 9.7% to $4.8 million for the year ended December 31, 2015 compared to $4.4 million for the same period in 2014 and increased 20.5% compared to 2013.  Assets under management were $1.93 billion at December 31, 2015, compared to $1.87 billion at December 31, 2014 and $1.55 billion at December 31, 2013. Commissions on investment sales decreased to $547,000 for the year ended December 31, 2015, compared to $611,000 for the year ended December 31, 2014 and increased $77,000 compared to 2013. Middleburg Investment Group continues to expand the integration of Middleburg Trust Company and Middleburg Investment Services into a focused wealth management program for all of the Company’s clients.  Wealth management services are available at each of the Company's financial service centers.

Non-interest income generated from bank owned life insurance in 2015 was relatively unchanged when compared to 2014. The increase in non-interest income from bank owned life insurance of $184,000 from 2013 is due to the purchase of $5.0 million in additional insurance.

Other operating income increased by $199,000 to $1.9 million for the year ended December 31, 2015, compared to the same period in 2014 and increased $592,000 compared to 2013.  These increases are primarily the result of prepayment penalties received from certain government guaranteed securities that were recorded in 2015 and income received from a large recovery in the first quarter of 2015 and 2014 related to a previously charged-off loan.

Non-interest Expense
Non-interest expense decreased to $35.6 million for the year ended December 31, 2015, compared to $41.1 million for 2014 and $54.0 million for 2013.  Non-interest expense as a percentage of total average assets was 2.8%, 3.4% and 4.4% for the years ended December 31, 2015, 2014 and 2013, respectively. The primary reasons for the decline in non-interest expense for 2015 compared to 2014 were expense reduction initiatives at the Company and the Company's sale of its majority interest in Southern Trust Mortgage during the second quarter of 2014. The primary reason for the decline in non-interest expense compared to 2013 was the Company's sale of its majority interest in Southern Trust Mortgage, as previously noted. Expenses attributable to Southern Trust Mortgage were consolidated in the Company's financial statements through the date of sale. The following table depicts the changes in non-interest expense:

(Dollars in thousands)	Years Ended December 31,
	2015	2014	2013
Salaries and employee benefits	$18,435	$22,601	$30,627
Occupancy and equipment	5,106	6,177	7,269
Advertising	288	365	1,457
Computer operations	2,337	1,893	1,860
Other real estate owned	284	256	1,455
Other taxes	915	849	751
Federal deposit insurance	786	899	822
Goodwill impairment	—	—	500
ATM expense	547	520	501
Audits and exams	585	630	609
Other operating expenses	6,343	6,891	8,190
Total non-interest expense	$35,626	$41,081	$54,041

Salaries and employee benefits decreased by $4.2 million to $18.4 million when comparing the year ended December 31, 2015 to 2014, and decreased by 39.8% when compared to 2013. These decreases were primarily the result of the sale of the Company's majority interest in Southern Trust Mortgage in the second quarter of 2014 and lower incentive accruals in 2015 as we aligned compensation to the achievement of income and growth targets.

Occupancy and equipment expenses decreased 17.3% to $5.1 million for the year ended December 31, 2015, compared to $6.2 million for the same period in 2014 and decreased 29.8% compared to 2013.  The primary reason for the lower expenses in this category was the sale of Southern Trust Mortgage in the second quarter of 2014.

Advertising expense decreased 21.1% in 2015 to $288,000 compared to $365,000 in 2014 and decreased 80.2% compared to 2013.   The decrease in advertising expenses in 2015 compared to 2014 and 2013 was largely due to the Company's continued streamlining of its advertising campaigns and product marketing.

Computer operations expense increased 23.5% and 25.6% for the year ended December 31, 2015 when compared to 2014 and 2013. The primary reasons for the increase in expenses was primarily from costs related with the conversion to a new on-line banking platform during 2015.

Expenses relating to other real estate owned (OREO) increased $28,000 to $284,000 for the year ended December 31, 2015 compared to $256,000 for the year ended December 31, 2014 and decreased 80.5% compared to 2013. Changes in the level of OREO related expenses are determined by the volume of OREO properties recorded during the periods, adjustments based on fair value of existing properties, the condition and maintenance of properties held during the periods and gains and losses incurred on the sale of properties. OREO properties recorded and proceeds from the sale of OREO sold were $984,000 and $814,000, respectively during 2015 compared to $4.4 million and $2.7 million, respectively, for 2014 and $2.4 million and $7.6 million, respectively, for 2013. OREO valuation adjustments were $79,000, ($3,000), and $235,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Losses from OREO sales were $100,000, $14,000 and $747,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Income Taxes
Reported income tax expense was $2.7 million for the year ended December 31, 2015, compared to income tax expense of $2.3 million for the year ended December 31, 2014 and $1.9 million for the year ended December 31, 2013. The effective tax rate was 25.7%, 23.8%, and 23.9% for 2015, 2014 and 2013, respectively. The primary reason for the changes in the effective tax rates was related to the proportion of tax-exempt income and low income housing tax benefits to pre-tax income. Note 10 of the Company’s consolidated financial statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and the Company’s actual income tax expense.

Summary of Financial Results by Quarter
The following table summarizes the major components of the Company’s results of operations for each quarter of the last three fiscal years.

	2015 Quarter Ended
(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
Net interest income	$9,631	$9,313	$9,659	$9,471
Net interest income after provision for loan losses	9,181	9,738	10,091	6,771
Other income	2,907	2,398	2,354	2,591
Net securities gains	101	37	—	2
Other expense	8,900	9,078	9,274	8,374
Income before income taxes	3,289	3,095	3,171	990
Net income	$2,448	$2,280	$2,321	$781
Diluted earnings per common share	$0.34	$0.32	$0.32	$0.11
Dividends per common share	0.10	0.10	0.13	0.13

	2014 Quarter Ended
(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
Net interest income	$9,711	$9,510	$9,545	$9,315
Net interest income after provision for loan losses	8,823	9,438	8,995	8,865
Other income	5,818	4,207	2,268	2,306
Net securities gains	63	66	12	45
Other expense	12,135	11,131	8,391	9,424
Income before income taxes	2,569	2,580	2,884	1,792
Net income	1,820	1,913	2,121	1,630
Net (income) loss attributable to non-controlling interest	157	(58)	—	—
Net income attributable to Middleburg Financial Corporation	1,977	1,855	2,121	1,630
Diluted earnings per common share	$0.28	$0.26	$0.30	$0.23
Dividends per common share	0.07	0.07	0.10	0.10

	2013 Quarter Ended
(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
Net interest income	$9,435	$9,341	$9,320	$9,609
Net interest income after provision for loan losses	9,623	9,157	9,317	9,499
Other income	5,881	6,754	6,105	5,381
Net securities gains	47	326	23	22
Other expense	13,928	13,108	13,305	13,700
Income before income taxes	1,623	3,129	2,140	1,202
Net income	1,260	2,355	1,649	899
Net (income) loss attributable to non-controlling interest	67	(262)	(38)	224
Net income attributable to Middleburg Financial Corporation	1,327	2,093	1,611	1,123
Diluted earnings per common share	$0.19	$0.29	$0.23	$0.16
Dividends per common share	0.05	0.05	0.07	0.07

Financial Condition

The Company’s total assets were $1.3 billion at December 31, 2015, an increase of 5.9% compared to December 31, 2014.  Securities increased by $29.0 million or 8.3% from 2014 to 2015, excluding restricted securities.  Net loans increased by $51.6 million or 6.9% from 2014 to 2015.  Total liabilities were $1.2 billion as of December 31, 2015, an increase of 6.4% compared to December 31, 2014.  Total shareholders’ equity at year end 2015 and 2014 was $123.6 million and $122.0 million, respectively.

Loans
Total outstanding portfolio loans were 67.6% of average earning assets with a tax equivalent yield of 4.21% at December 31, 2015. Nonaccrual loans and loans past due more than 90 days and still accruing were 1.2% of average loans at December 31, 2015.  The Company is focused on originating and maintaining high credit quality loans and diversification as a means of increasing earnings.

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Real estate loans:
Construction	$39,673	$33,050	$36,025	$50,218	$42,208
Secured by farmland	19,062	19,708	16,578	11,876	10,047
Secured by 1-4 family residential	280,096	265,216	273,384	260,620	236,760
Other real estate loans	258,035	255,236	260,333	254,930	275,428
Commercial loans	190,482	163,269	129,554	118,573	94,427
Consumer loans	18,333	18,367	12,606	13,260	12,523
Total gross loans	805,681	754,846	728,480	709,477	671,393
Less allowance for loan losses	11,046	11,786	13,320	14,311	14,623
Net loans	$794,635	$743,060	$715,160	$695,166	$656,770

Changes in the loan portfolio at December 31, 2015 compared to December 31, 2014 were as follows:

•	Total loans were $805.7 million, an increase of 6.7% from $754.8 million as of December 31, 2014.

•
Real estate construction loans consist primarily of pre-sold 1-4 family residential loans along with a marginal amount of commercial construction loans.  These loans represented 4.9% of total loans, an increase of approximately $6.6 million from $33.1 million.

•	Loans secured by farmland decreased by $646,000 from $19.7 million to $19.1 million.

•	Loans secured by 1-4 family residential real estate represented 34.8% of total loans, an increase of $14.9 million.

•
Other real estate loans are typically non-farm, non-residential real estate loans which are, in most cases, owner-occupied commercial buildings.  Other real estate loans represented 32.0% of total loans, an increase of $2.8 million.

•	Commercial loans, which consist of secured and unsecured loans to small businesses, increased by $27.2 million.

•	Consumer loans remained relatively unchanged compared to 2014.

Consistent with its focus on providing community-based financial services, the Company generally does not extend loans outside its principal market area.  The Company’s market area for its lending services encompasses Fairfax, Fauquier and Loudoun and Prince William counties, as well as, the City of Williamsburg and the City of Richmond where it operates full service financial centers.

At December 31, 2015, the Company had no concentration of loans in any one industry in excess of 25% of its total loan portfolio.  However, because of the nature of the Company’s market, loan collateral is predominantly real estate.

The following table reflects the remaining maturity distribution of selected loan categories at December 31, 2015:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate Construction
Within 1 year	$21,577	$29,705
Variable Rate:
1-5 years	25,500	1,736
After 5 years	38,722	4,395
Total	64,222	6,131
Fixed Rate:
1-5 years	20,506	2,529
After 5 years	84,177	1,308
Total	$104,683	$3,837
Total Maturities	$190,482	$39,673

Asset Quality
The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio.  These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and the adequacy of the allowance for loan losses.  There were $25.5 million in total nonperforming assets, which consist of loans more than 90 days past due and still accruing, nonaccrual loans, performing restructured loans and foreclosed and repossessed property at December 31, 2015.  This is an increase of $6.1 million when compared to the December 31, 2014 balance of $19.5 million.  Other real estate owned decreased by 17.4% to $3.3 million at December 31, 2015, compared to $4.1 million at December 31, 2014.  Loans more than 90 days past due and still accruing were $278,000 at December 31, 2015 compared to $30,000 at December 31, 2014.

The Company sold $1.0 million and $6.6 million in portfolio loans at December 31, 2015 and 2014, respectively, on a non-recourse basis. Of this amount, $1.0 million and $5.9 million were on nonaccrual status at December 31, 2015 and 2014, and $1.0 million were classified as TDRs in 2015 compared to $6.3 million during 2014. There were no specific reserves associated with these loans at December 31, 2015 compared to specific reserves associated with these loans in 2014 of $655,000.

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

The table below summarizes nonperforming assets at December 31 of each of the past five years.

	Years ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans	$8,784	$9,944	$19,752	$21,664	$25,346
Restructured loans (1)	12,058	4,295	4,674	5,132	3,853
Accruing loans greater than 90 days past due	278	30	808	1,044	1,233
Total nonperforming loans	$21,120	$14,269	$25,234	$27,840	$30,432
Other real estate owned	3,345	4,051	3,424	9,929	8,535
Repossessed Assets	1,043	1,132	—	—	—
Total nonperforming assets	$25,508	$19,452	$28,658	$37,769	$38,967

Allowance for loan losses	$11,046	$11,786	$13,320	$14,311	$14,623

Nonperforming loans to gross loans	2.62%	1.89%	3.46%	3.92%	4.53%
Allowance for loan losses to nonperforming loans	52.3%	82.6%	52.8%	51.4%	48.1%
Nonperforming assets to total assets	1.97%	1.59%	2.33%	3.05%	3.27%
(1) Amount reflects restructured loans that are not included in nonaccrual loans.

Nonperforming loans increased by $6.9 million, or 48.0%, from December 31, 2014 to December 31, 2015 while the allowance for loan losses balance decreased $740,000, or 6.3%, during the same period. Specific reserves on impaired loans at December 31, 2015 remained relatively unchanged when compared to December 31, 2014.

Also included in nonperforming loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at December 31, 2015 was $15.5 million of which $3.4 million were included in the Company’s nonaccrual loan totals at that date and $12.1 million represented loans performing as agreed. This compares with $6.9 million in total TDRs at December 31, 2014, an increase of $8.67 million.  The amount of the valuation allowance related to TDRs was $1.6 million and $517,000 as of December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, the Company modified 7 loans considered to be TDRs, which totaled $14.8 million, compared to the modification of 5 loans considered TDRs, which totaled $1.4 million during 2014. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2015.

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

Allowance For Loan Losses
The allowance for loan losses was 1.37% and 1.56% of gross loans at December 31, 2015 and 2014, respectively.

The allowance for loan losses was 52.3% of nonperforming loans at December 31, 2015 and 82.6% at December 31, 2014. The lower coverage ratio was because of an increase in TDRs in 2015 resulting from the restructuring of two loans that are part of a single relationship. One of these loans was downgraded which resulted in an increase in accruing TDRs. While this loan was restructured and downgraded in 2015, the Company had properly classified the loan as impaired at December 31, 2014, and as a result, no additional reserves were recorded in 2015 for this loan. The allowance for loan losses was 52.8% of nonperforming loans at December 31, 2013. Management evaluates nonperforming loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

For a discussion of the Company’s accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses”.

The following table depicts the transactions, in summary form, related to the allowance for loan losses in each year presented:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance, beginning of year	$11,786	$13,320	$14,311	$14,623	$14,967
Adjustment for the sale of majority interest in consolidated subsidiary	$—	$(95)	$—	$—	$—
Provision for loan losses	$2,293	$1,960	$109	$3,438	$2,884
Charge-offs:
Real estate loans:
Construction	$—	$1,186	$394	$2,152	$467
Secured by 1-4 family residential	344	1,380	785	893	2,062
Other real estate loans	9	747	97	760	438
Commercial loans	3,281	959	75	394	180
Consumer loans	57	36	30	72	318
Total charge-offs	$3,691	$4,308	$1,381	$4,271	$3,465
Recoveries:
Real estate loans:
Construction	$246	$258	$68	$2	$29
Secured by 1-4 family residential	359	342	140	388	41
Other real estate loans	28	110	37	86	98
Commercial loans	14	104	9	12	41
Consumer loans	11	95	27	33	28
Total recoveries	$658	$909	$281	$521	$237
Net charge-offs	$3,033	$3,399	$1,100	$3,750	$3,228
Balance, end of year	$11,046	$11,786	$13,320	$14,311	$14,623

Allowance for loan losses to gross loans	1.37%	1.56%	1.83%	2.02%	2.18%
Net charge-offs to average loans	0.39%	0.46%	0.15%	0.54%	0.49%
Late in the fourth quarter of 2015, the Company recognized a commercial loan charge-off of $3.0 million related to a loan participation totaling $4.0 million secured by receivables and inventory. The Company was notified by the lead lender, another community bank in Virginia, that the loan relationship had become impaired. The impairment was related to false accounts receivable reports by the borrower to the lead lender which led to advances by the lead lender that were largely unsecured.

The allocation of the allowance (dollars in thousands) at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans were:

	Real Estate Construction		Real Estate Secured by Farmland		1-4 Family Residential		Other Real Estate Loans		Commercial		Consumer
	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans
2015	$905	4.9%	$192	2.4%	$3,341	34.8%	$3,761	32.0%	$1,706	23.6%	$1,141	2.3%
2014	550	4.4	179	2.6	3,966	35.1	3,916	33.8	2,354	21.6	821	2.5
2013	847	5.0	166	2.3	6,734	37.5	3,506	35.7	1,890	17.8	177	1.7
2012	1,258	7.1	135	1.7	6,276	36.7	4,348	35.9	2,098	16.8	196	1.8
2011	897	6.3	110	1.5	7,465	35.3	4,385	41.0	1,621	14.1	145	1.8

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

The carrying value of the securities portfolio, excluding restricted securities, was $378.8 million at December 31, 2015, an increase of $29.0 million from the carrying value of $349.8 million at December 31, 2014.  The unrealized gains and losses on the AFS securities were $5.8 million and $3.0 million at December 31, 2015, respectively.

The securities portfolio represented approximately 31.8%, 30.4%, and 28.6% of the average earning assets of the Company at December 31, 2015, 2014 and 2013, respectively.   The carrying values of securities available for sale at the dates indicated were:

Available for Sale	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
U.S. government agency securities	$78,940	$41,397	$21,339
Obligations of states and political subdivisions	75,593	57,740	67,238
Mortgage-backed securities	144,438	201,336	189,944
Other securities	75,600	47,790	49,902
	$374,571	$348,263	$328,423

The carrying values of securities held to maturity at the dates indicated were:

Held to Maturity	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Obligations of states and political subdivisions	$1,457	$1,500	$—
Corporate securities	2,750	—	—
	$4,207	$1,500	$—

For the periods represented above, there were no losses related to other-than-temporary impairment (OTTI).

The portfolio is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk.  Through the asset/liability process, the Company considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time. The Company holds in its securities portfolio investments that adjust or float according to changes in benchmark rates such as the London InterBank Offered Rate ("LIBOR").  These holdings are not considered speculative but instead necessary for good asset/liability management. The following table describes the maturity distribution and yields of the Company's securities portfolio, on a tax equivalent basis, at December 31, 2015. This table excludes Federal Reserve Stock of $1.7 million and Federal Home Loan Bank Stock of $4.7 million.

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years and Equities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale
U.S. government agencies	$401	3.43%	$1,623	2.21%	$5,049	2.05%	$71,867	1.83%	$78,940	1.62%
Mortgage-backed securities	1,774	3.74%	4,683	3.63%	664	3.79%	137,317	2.63%	144,438	2.62%
Other (2)	81	2.74%	8,672	2.34%	16,261	2.41%	75,898	3.41%	100,912	2.66%
Total taxable	$2,256	3.30%	$14,978	2.73%	$21,974	2.75%	$285,082	2.62%	$324,290	2.30%
Tax-exempt securities (1)	232	1.00%	905	2.24%	8,215	3.09%	40,929	3.72%	50,281	2.25%
Total securities available for sale	$2,488	2.73%	$15,883	2.60%	$30,189	2.84%	$326,011	2.90%	$374,571	2.29%
Securities held to maturity
Tax-exempt securities (1)	$—	—%	$—	—%	$—	—%	$1,457	2.70%	$1,457	2.70%
Other (2)	—	—%	—	—%	2,750	6.20%	—	—%	2,750	6.20%
Total securities held to maturity	$—	—%	$—	—%	$2,750	6.20%	$1,457	2.70%	$4,207	5.00%

(1)	Yields on tax-exempt securities, which includes tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis assuming a federal tax rate of 34%.

(2)	Includes corporate securities, asset-backed securities and taxable obligations of states and political subdivisions.

Goodwill
As of December 31, 2015, the Company recognized one consolidated subsidiary, Middleburg Investment Group ("MIG"), for the purpose of goodwill evaluation and reporting.   MIG is the parent company of Middleburg Trust Company.  The following table shows the allocation of goodwill and the percentage by which the fair value, as of December 31, 2015 (the most recent fair value evaluation date), exceeded the carrying value as of that date:

(Dollars in thousands)
Reporting Unit	Carrying Value Of Goodwill	Carrying Value of Reporting Unit (1)		Estimated Fair Value of Reporting Unit	Excess Fair Value
MIG	$3,421	$5,817	(1)	$6,588	13.25%
Total	$3,421	$5,817		$6,588	13.25%
(1)    Includes $215,000 of amortizing intangible assets.

Based on the results of the Company's impairment evaluation of goodwill, the estimated fair value of MIG exceeds the carrying value as of December 31, 2015, therefore no goodwill impairment charge was recorded.

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

The following table is a summary of average deposits and average rates paid on those deposits:

	Years Ended December 31,
	2015		2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing deposits	$241,996		$199,273		$175,942
Interest-bearing deposits:
Checking	$343,026	0.20%	$339,996	0.19%	$324,171	0.26%
Regular savings	119,989	0.19%	113,363	0.19%	110,210	0.22%
Money market savings	70,239	0.19%	73,232	0.19%	75,899	0.23%
Time deposits:
$ 100,000 and over	138,860	0.88%	125,904	0.98%	139,018	1.20%
Under $ 100,000	106,023	1.12%	129,021	1.28%	140,230	1.41%
Total interest-bearing deposits	$778,137	0.44%	$781,516	0.50%	$789,528	0.62%
Total	$1,020,133		$980,789		$965,470

Average total deposits increased by 4.0% during 2015, by 1.6% during 2014 and by 0.7% during 2013.  At December 31, 2015, the average balance of non-interest bearing deposits increased by 21.4% and 37.5% compared to December 31, 2014 and 2013, respectively.

The Company will continue to focus on core deposit growth as the primary source of liquidity and stability.  The Company offers individuals and small to medium-sized businesses a variety of deposit accounts, including demand and interest checking, money market, savings and time deposit accounts.  The Company also had $38.7 million in brokered deposits as of December 31, 2015 compared to $48.7 million in brokered deposits as of December 31, 2014. This is reflected in the balance of total time deposits.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2015:

Within three months	Three to six months	Six to twelve months	Over one year	Total	Percent of total deposits
(Dollars in thousands)
$35,773	$40,251	$29,356	$79,998	$185,378	17.8%

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

A summary of the Company’s exposure to off-balance sheet risk as of December 31, 2015 and 2014 is as follows:

(Dollars in thousands)	2015	2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$153,806	$143,012
Standby letters of credit	3,718	3,617

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

As of December 31, 2015, the Company had cash flow hedges on its balance sheet as well as derivative financial instruments that have not been designated as hedging instruments.  The derivatives are reported at their fair values as of each balance sheet date. For designated cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized on the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings as are changes in market value of derivatives not designated as hedging instruments.

Information concerning each of the Company's categories of derivatives as of December 31, 2015 and 2014 is presented in Note 24 to the consolidated financial statements.

A summary of the Company’s contractual obligations at December 31, 2015 is as follows:

(Dollars in thousands)	Payment due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Time deposits	$244,575	$138,694	$96,370	$9,511	$—
Securities sold under agreements to repurchase	26,869	26,869	—	—	—
Federal Home Loan Bank borrowings	85,000	60,000	25,000	—	—
Operating leases	22,267	1,722	4,591	1,334	14,620
Subordinated notes	5,155	—	—	—	5,155
Total Obligations	$383,866	$227,285	$125,961	$10,845	$19,775

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

The Federal Reserve Board has established minimum regulatory capital standards for bank holding companies and state member banks.  The regulatory capital standards categorize assets and off-balance sheet items into categories that weigh balance sheet assets according to risk, requiring more capital for holding higher risk assets.

The Company's capital ratios at December 31, 2015 and 2014 were:

•	Total capital to risk-weighted assets was 17.5% and 17.0%, respectively.

•	Tier 1 capital to risk-weighted assets was 16.3% and 15.7%, respectively.

•	Common equity Tier 1 capital to risk weighted assets was 15.6%. This was a new capital ratio in 2015 required by the final Basel III rules.

•	Tier 1 capital to average assets (leverage ratio) was 9.6% and 9.9%, respectively.

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

Shareholders' equity was $123.6 million at year end 2015 compared with $122.0 million at year end 2014. During 2015, the Company declared common stock dividends of $0.46 per share, compared to $0.34 per share in 2014 and $0.24 per share in 2013. The dividend payout ratio, based on net income available to common shareholders, was 42.2% in 2015, 32.1% in 2014 and 27.6% in 2013.

The primary source of funds for dividends paid by the Company to its shareholders is the dividends received from its subsidiaries.  Federal regulatory agencies impose certain restrictions on the payment of dividends and the transfer of assets from the banking subsidiaries to the holding company.  Historically, these restrictions have not had an adverse impact on the Company’s dividend policy.

On September 15, 2015, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock. The repurchase program was effective immediately and runs through December 31, 2017. This program replaces the previous repurchase program adopted in 1999, pursuant to which the Company had 24,084 shares remaining eligible for repurchase. As of December 31, 2015, the Company had executed and settled transactions to repurchase 77,500 shares, totaling $1.4 million, for an average price of $18.37. Since December 31, 2015, the Company has executed and settled transactions to repurchase 26,800 shares.

Short-term Borrowings

The Company has various unused lines of credit available from certain correspondent banks in the aggregate amount of $35.0 million and a borrowing capacity of $43.4 million with the Federal Reserve Bank of Richmond.  These lines of credit, which bear interest at prevailing market rates, permit the Company to borrow funds in the overnight market, and are renewable annually subject to certain conditions.  All repurchase agreements entered into by the Company are accounted for as collateralized financings.  No repurchase agreements are accounted for as sales.

The following table shows the distribution of the Company’s short-term borrowings at the end of each of the last three years.

(Dollars in thousands)	Securities sold under agreements to repurchase
At December 31:
2015	$26,869
2014	38,551
2013	34,539
Weighted-average interest rate at year-end:
2015	0.01%
2014	0.80
2013	0.90
Maximum amount outstanding at any month's end:
2015	$34,253
2014	43,989
2013	41,684
Average amount outstanding during the year:
2015	$30,095
2014	37,035
2013	36,227
Weighted-average interest rate during the year:
2015	0.21%
2014	0.86
2013	0.91

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $35.0 million, none of which were outstanding at December 31, 2015.  Middleburg Bank is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  Available borrowing capacity from this source at December 31, 2015 was $43.4 million.  At December 31, 2015 and 2014, Middleburg Bank had $26.9 million and $26.3 million, respectively, of outstanding borrowings pursuant to securities sold under agreements to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.  At December 31, 2014, the Company had $12.2 million of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions with remaining maturities of greater than one year, of which, both matured and were repaid in full during 2015.

As of December 31, 2015, Middleburg Bank had remaining credit availability in the amount of $291.6 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.

At December 31, 2015, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments and unencumbered securities available for sale were 28.5% of total deposits and 25.3% to total liabilities.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis during the fiscal years of 2015 and 2014 as compared to the Board approved limits of negative 10%.

Estimated Net Interest Income Sensitivity
Rate Change	December 31, 2015	December 31, 2014
+ 200 bps	(2.7)%	4.3%
- 200 bps	(13.4)%	(14.8)%

At the end of 2015, the Company’s interest rate risk model indicated that in a rate environment of an immediate 200 basis points increase, net interest income could decrease by 2.7% over a 12-month period.  For the same time period, the interest rate risk model indicated that, in a rate environment of an immediate 200 basis points decrease, net interest income could decrease by 13.4% over a 12-month period.  Down rate scenarios were not meaningful in the interest rate environment that prevailed as of December 31, 2015 or December 31, 2014. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2015 and 2014;

•	Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013;

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013; and

•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for the preparation, integrity and fair presentation of the Company’s financial statements for the year ended December 31, 2015.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to accounting principles generally accepted in the United States of America and related call report instructions as of December 31, 2015.  This assessment was based on criteria for effective internal control over financial reporting as described in “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2015.  Management’s assessment did not determine any material weakness within the Company’s internal control structure.

The financial statements for the year ended December 31, 2015 have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C.  Personnel from that firm were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors – Nominees for Election for Terms Expiring in 2015” and “ – Executive Officers Who Are Not Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “– Code of Ethics” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Corporate Governance and the Board of Directors – Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership – Security Ownership of Management” and “– Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Equity

Compensation Plans” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G (3) of Form 10-K, the information contained under the heading “Executive Compensation – Transactions with Management” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Audit Information – Fees of Independent Public Accountants” and “Pre-Approval Policies” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

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

10.1
Agreement, dated as of July 18, 2011, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s current Form 8-K filed with the Commission on July 20, 2011, incorporated herein by reference.*

10.2
Middleburg Financial Corporation 2006 Equity Compensation Plan, as amended, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 26, 2006, incorporated herein by reference.*

10.3
Middleburg Financial Corporation Form of Performance Share Award Agreement, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.4
Middleburg Financial Corporation Form of Restricted Share Award Agreement, attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.5
Middleburg Financial Corporation Form of Non-Qualified Stock Option Agreement, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 20, 2009, incorporated herein by reference.*

10.6
Middleburg Financial Corporation 2006 Management Incentive Plan, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference .*

10.7
Employment Agreement, dated as of April 28, 2010, between the Company and Gary R. Shook, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2010, incorporated herein by reference.*

10.8
Employment Agreement, dated as of May 7, 2010, between the Company and Raj Mehra, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 13, 2010, incorporated herein by reference.*

43

10.9
Executive Retirement Plan, as amended and restated through April 28,, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, Filed with the commission on October 14, 2010, incorporated herein by reference*

10.1
Supplemental Benefit Plan, as amended and restated effective November 17, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 22, 2010, incorporated herein by reference.*

10.11
Stock Purchase Agreement, dated March 27, 2009, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, incorporated herein by reference.*

10.12 10.13
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
101
The following materials from the Middleburg Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.)

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

MIDDLEBURG FINANCIAL CORPORATION

Date:	March 14, 2016	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date:	March 14, 2016	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

Date:	March 14, 2016	By:	/s/ Tammy P. Frazier
Tammy P. Frazier
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph L. Boling*	Chairman of the Board and Director	March 14, 2016
Joseph L. Boling
/s/ Gary R. Shook	Chief Executive Officer and President	March 14, 2016
Gary R. Shook	(Principal Executive Officer)
/s/ Raj Mehra	Executive Vice President and Chief Financial Officer	March 14, 2016
Raj Mehra	(Principal Financial Officer)
/s/ Tammy P. Frazier	Senior Vice President and Chief Accounting Officer	March 14, 2016
Tammy P. Frazier	(Principal Accounting Officer)
/s/ Howard M. Armfield*	Director	March 14, 2016
Howard M. Armfield
/s/ Henry F. Atherton, III*	Director	March 14, 2016
Henry F. Atherton, III
/s/ Childs F. Burden*	Director	March 14, 2016
Childs F. Burden
/s/ John Rust*	Director	March 14, 2016
John Rust
/s/ Alexander G. Green, III*	Director	March 14, 2016
Alexander G. Green, III

/s/ Gary D. LeClair*	Director	March 14, 2016
Gary D. LeClair
/s/ John C. Lee, IV*	Director	March 14, 2016
John C. Lee, IV
/s/ Keith W. Meurlin*	Director	March 14, 2016
Keith W. Meurlin
/s/ Janet A. Neuharth*	Director	March 14, 2016
Janet A. Neuharth
/s/ Mary Leigh McDaniel*	Director	March 14, 2016
Mary Leigh McDaniel

*          Tammy P. Frazier, by signing her name hereto, signs this document on behalf of each of the persons indicated by an asterisk above pursuant to the powers of attorney duly executed by such persons and filed with the SEC as Exhibit 24.1 to this Annual Report on Form 10-K.
/s/ Tammy P. Frazier
Tammy P. Frazier        March 14, 2016

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

10.1
Agreement, dated as of July 18, 2011, between the Company and Joseph L. Boling, attached as Exhibit 10.1 to the Company’s current Form 8-K filed with the Commission on July 20, 2011, incorporated herein by reference.*

10.2
Middleburg Financial Corporation 2006 Equity Compensation Plan, as amended, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 26, 2006, incorporated herein by reference.*

10.3
Middleburg Financial Corporation Form of Performance Share Award Agreement, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.4
Middleburg Financial Corporation Form of Restricted Share Award Agreement, attached as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.*

10.5
Middleburg Financial Corporation Form of Non-Qualified Stock Option Agreement, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 20, 2009, incorporated herein by reference.*

10.6
Middleburg Financial Corporation 2006 Management Incentive Plan, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference .*

10.7
Employment Agreement, dated as of April 28, 2010, between the Company and Gary R. Shook, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2010, incorporated herein by reference.*

10.8
Employment Agreement, dated as of May 7, 2010, between the Company and Raj Mehra, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 13, 2010, incorporated herein by reference.*

10.9
Executive Retirement Plan, as amended and restated through April 28,, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, Filed with the commission on October 14, 2010, incorporated herein by reference*

10.10
Supplemental Benefit Plan, as amended and restated effective November 17, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 22, 2010, incorporated herein by reference.*

10.11
Stock Purchase Agreement, dated March 27, 2009, between the Company and David L. Sokol, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, incorporated herein by reference.*

10.12 10.13
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

101
The following materials from the Middleburg Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Middleburg, Virginia

FINANCIAL REPORT

DECEMBER 31, 2015

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2016 expressed an unqualified opinion on the effectiveness of Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Middleburg Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Middleburg Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Middleburg Financial Corporation and subsidiaries, and our report dated March 14, 2016 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 14, 2016

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
	December 31,
	2015	2014
ASSETS
Cash and due from banks	$5,489	$7,396
Interest bearing deposits with other banks	33,739	47,626
Total cash and cash equivalents	39,228	55,022
Securities held to maturity, fair value of $4,163 and $1,397, respectively	4,207	1,500
Securities available for sale, at fair value	374,571	348,263
Restricted securities, at cost	6,411	5,279
Loans, net of allowance for loan losses of $11,046 and $11,786, respectively	794,635	743,060
Premises and equipment, net	19,531	18,104
Goodwill and identified intangibles, net	3,636	3,807
Other real estate owned, net of valuation allowance	3,345	4,051
Bank owned life insurance	23,273	22,617
Accrued interest receivable and other assets	26,026	21,154
TOTAL ASSETS	$1,294,863	$1,222,857
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$235,897	$216,912
Savings and interest bearing demand deposits	560,328	523,230
Time deposits	244,575	248,938
Total deposits	1,040,800	989,080
Securities sold under agreements to repurchase	26,869	38,551
Federal Home Loan Bank borrowings	85,000	55,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	13,485	13,037
TOTAL LIABILITIES	1,171,309	1,100,823
Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized; 7,085,217 and 7,131,643 issued and outstanding, respectively)	17,330	17,494
Capital surplus	44,155	44,892
Retained earnings	60,392	55,854
Accumulated other comprehensive income	1,677	3,794
TOTAL SHAREHOLDERS' EQUITY	123,554	122,034
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,294,863	$1,222,857

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
	Years Ended December 31,
	2015	2014	2013
INTEREST INCOME
Interest and fees on loans	$32,479	$33,833	$35,248
Interest and dividends on securities
Taxable	7,628	6,900	6,105
Tax-exempt	1,803	2,137	2,555
Dividends	265	293	232
Interest on deposits with other banks and federal funds sold	106	162	132
Total interest and dividend income	42,281	43,325	44,272
INTEREST EXPENSE
Interest on deposits	3,462	3,889	4,911
Interest on securities sold under agreements to repurchase	64	318	325
Interest on short-term borrowings	—	—	123
Interest on FHLB borrowings and other debt	681	1,036	1,208
Total interest expense	4,207	5,243	6,567
NET INTEREST INCOME	38,074	38,082	37,705
Provision for loan losses	2,293	1,960	109
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,781	36,122	37,596
NON-INTEREST INCOME
Service charges on deposit accounts	1,061	1,163	1,114
Trust services income	4,785	4,362	3,970
ATM fee income	1,344	1,259	1,177
Gains (losses) on sales of loans held for sale, net	(1)	4,860	15,652
Gains on sales of securities available for sale, net	140	186	418
Commissions on investment sales	547	611	470
Bank owned life insurance	656	662	472
Gain on sale of majority interest in consolidated subsidiary	—	24	—
Other operating income	1,858	1,659	1,266
Total non-interest income	10,390	14,786	24,539
NON-INTEREST EXPENSE
Salaries and employee benefits	18,435	22,601	30,627
Occupancy and equipment	5,106	6,177	7,269
Advertising	288	365	1,457
Computer operations	2,337	1,893	1,860
Other real estate owned	284	256	1,455
Other taxes	915	849	751
Federal deposit insurance	786	899	822
Goodwill impairment	—	—	500
ATM expense	547	520	501
Audits and exams	585	630	609
Other operating expenses	6,343	6,891	8,190
Total non-interest expense	35,626	41,081	54,041
Income before income taxes	10,545	9,827	8,094
Income tax expense	2,715	2,341	1,931
NET INCOME	7,830	7,486	6,163
Net (income) loss attributable to non-controlling interest	—	98	(9)
Net income attributable to Middleburg Financial Corporation	$7,830	$7,584	$6,154

Earnings per share:
Basic	$1.10	$1.07	$0.87
Diluted	$1.09	$1.06	$0.87

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
	Years Ended December 31,
	2015	2014	2013

Net income	$7,830	$7,486	$6,163
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax of $1,037, ($1,979), and $3,212, respectively	(2,015)	3,841	(6,234)
Reclassification adjustment for gains included in net income, net of tax of $48, $63, and $142, respectively	(92)	(123)	(276)
Unrealized gain (loss) on interest rate swaps, net of tax of $3, $82, and ($142), respectively	(6)	(160)	275
Reclassification adjustment for (gain) loss on interest rate swap ineffectiveness included in net income, net of tax of $2, ($2) and $0, respectively	(4)	4	—
Total other comprehensive income (loss)	(2,117)	3,562	(6,235)
Total comprehensive income (loss)	5,713	11,048	(72)
Comprehensive loss (income) attributable to non-controlling interest	—	98	(9)
Comprehensive income (loss) attributable to Middleburg Financial Corporation	$5,713	$11,146	$(81)

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except for share and per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income	Non-Controlling Interest	Total
Balance December 31, 2012	$17,357	$43,869	$46,235	$6,467	$3,194	$117,122

Net income	—	—	6,154	—	9	6,163
Other comprehensive loss, net of tax	—	—	—	(6,235)	—	(6,235)
Cash dividends – ($0.24 per share)	—	—	(1,700)	—	—	(1,700)
Distributions to non-controlling interest	—	—	—	—	(705)	(705)
Restricted stock vesting (21,455 shares)	54	(54)	—	—	—	—
Repurchase of restricted stock (5,467 shares)	(15)	(88)	—	—	—	(103)
Exercise of stock options (2,743 shares)	7	32	—	—	—	39
Share-based compensation	—	492	—	—	—	492
Balance December 31, 2013	$17,403	$44,251	$50,689	$232	$2,498	$115,073

Net income	—	—	7,584	—	(98)	7,486
Other comprehensive income, net of tax	—	—	—	3,562	—	3,562
Cash dividends – ($0.34 per share)	—	—	(2,419)	—	—	(2,419)
Sale of majority interest in consolidated subsidiary	—	—	—	—	(2,400)	(2,400)
Restricted stock vesting (15,425 shares)	39	(39)	—	—	—	—
Repurchase of restricted stock (4,732 shares)	(12)	(76)	—	—	—	(88)
Exercise of stock options (25,501 shares)	64	330	—	—	—	394
Share-based compensation	—	426	—	—	—	426
Balance December 31, 2014	$17,494	$44,892	$55,854	$3,794	$—	$122,034

Net income	—	—	7,830	—	—	7,830
Other comprehensive loss, net of tax	—	—	—	(2,117)	—	(2,117)
Cash dividends – ($0.46 per share)	—	—	(3,292)	—	—	(3,292)
Restricted stock vesting (16,359 shares)	41	(41)	—	—	—	—
Repurchase of restricted stock (4,576 shares)	(11)	(72)	—	—	—	(83)
Share-based compensation	—	605	—	—	—	605
Repurchase of common stock (77,500 shares)	(194)	(1,229)	—	—	—	(1,423)
Balance December 31, 2015	$17,330	$44,155	$60,392	$1,677	$—	$123,554

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash Flows From Operating Activities
Net income	$7,830	$7,486	$6,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,352	2,339	1,983
Provision for loan losses	2,293	1,960	109
Gain on sales of securities available for sale, net	(140)	(186)	(418)
Loss on disposal of assets, net	67	59	141
Goodwill impairment	—	—	500
Premium amortization on securities, net	4,042	2,981	3,530
Deferred income tax expense (benefit)	109	1,181	(384)
Gain on sale of majority interest in consolidated subsidiary	—	(24)	—
Decrease in loans held for sale, net	—	33,175	48,939
Share-based compensation	605	426	492
Loss on sale of other real estate owned, net	100	14	747
Valuation adjustment on other real estate owned	79	(3)	235
Valuation adjustment on property held for sale	—	200	—
Decrease in prepaid FDIC insurance	—	—	3,015
Changes in assets and liabilities:
(Increase) decrease in other assets	(5,482)	(3,266)	293
Increase in other liabilities	448	2,447	1,746
Net cash provided by operating activities	$12,303	$48,789	$67,091
Cash Flows from Investing Activities
Proceeds from maturity, calls, principal repayments and sales of securities available for sale	106,154	132,286	109,794
Proceeds from maturity, calls, principal repayments and sales of held to maturity	43	—	—
Purchase of securities held to maturity	(2,750)	(1,500)	—
Purchase of securities available for sale	(139,556)	(149,287)	(132,155)
(Purchases) redemptions of restricted stock	(1,132)	1,501	210
(Purchases) sales of bank premises and equipment, net	(2,137)	321	(928)
Originations and purchases of loans, net	(55,976)	(39,790)	(22,492)
Proceeds from sale of loans	1,124	5,492	—
Proceeds from sale of majority interest in consolidated subsidiary, net	—	3,618	—
Proceeds from sale of other real estate owned and repossessed assets	893	2,666	7,602
Purchase of bank-owned life insurance	—	—	(5,000)
Net cash used in investing activities	$(93,337)	$(44,693)	$(42,969)
Cash Flows from Financing Activities
Increase in demand, interest-bearing demand and savings deposits	$56,083	$25,686	$24,579
Decrease in certificates of deposit	(4,363)	(19,002)	(24,083)
(Decrease) increase in securities sold under agreements to repurchase	(11,682)	4,012	564
Decrease in short-term borrowings	—	—	(11,873)
Increase (decrease) in FHLB borrowings	30,000	(25,000)	2,088
Distributions to non-controlling interest	—	—	(705)
Payment of dividends on common stock	(3,292)	(2,419)	(1,700)
Proceeds from issuance of common stock, net	—	394	39
Repurchase of common stock	(1,506)	(88)	(103)
Net cash provided by (used in) provided by financing activities	$65,240	$(16,417)	$(11,194)
Increase (decrease) in cash and cash equivalents	(15,794)	(12,321)	12,928
Cash and cash equivalents at beginning of year	55,022	67,343	54,415
Cash and cash equivalents at end of year	$39,228	$55,022	$67,343
Supplemental Disclosures of Cash Flow Information
Interest paid	$4,200	$5,341	$6,720
Income taxes	$3,710	$800	$—
Supplemental Disclosure of Non-Cash Transactions
Unrealized (loss) gain on securities available for sale	$(3,192)	$5,634	$(9,864)
Change in market value of interest rate swap	$(15)	$(236)	$417
Transfer of loans to other real estate owned and repossessed assets	$984	$4,438	$2,389
Transfer of other real estate owned to premises and equipment	$697	$—	$310

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Middleburg Financial Corporation (the “Company”) is a bank holding company and through its banking subsidiary, Middleburg Bank, grants commercial, financial, agricultural, residential and consumer loans to customers principally in Loudoun County, Fauquier County and Fairfax County, Virginia as well as the City of Williamsburg and the City of Richmond.  The loan portfolio is well diversified and generally is collateralized by assets of the borrowers.  The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Middleburg Trust Company is a non-banking subsidiary of Middleburg Financial Corporation which offers a comprehensive range of fiduciary and investment management services to individuals and businesses.  On May 15, 2014, Middleburg Financial Corporation, through its banking subsidiary, Middleburg Bank, sold all of its majority interest in Southern Trust Mortgage LLC, which originated and sold mortgages secured by personal residences primarily in the southeastern United States.

The accounting and reporting policies of the Company conform to U. S. generally accepted accounting principles and to accepted practice within the banking industry.

Principles of Consolidation
The consolidated financial statements of Middleburg Financial Corporation and its wholly owned subsidiaries, Middleburg Bank, Middleburg Investment Group, Inc., Middleburg Trust Company and Middleburg Bank Service Corporation include the accounts of all companies.  Through May 15, 2014, the Company owned 62.3% of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank.  Accounting Standards Codification Topic 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in MFC Capital Trust II, which approximated $155,000 for each of the years ended December 31, 2015 and 2014.  The subordinate debt of the trust preferred entity is reflected as a liability of the Company.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. The fair value of mortgage loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities, and credit quality and fair value of loans committed at year-end. There has been no significant activity since May 15, 2014, the date the Company sold its majority interest in Southern Trust Mortgage, and therefore, there were no loans held for sale on the consolidated balance sheet as of December 31, 2015.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. No liabilities for unrecognized tax benefits have been recognized as of December 31, 2015 or 2014.

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

As of December 31, 2015, the Company had both fair value and cash flow hedges on its balance sheet as well as derivative financial instruments that have not been designated as hedging instruments.  The derivatives are reported at fair value as of each balance sheet date. For designated cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings as are changes in market value of derivatives not designated as hedging instruments.

Information concerning each of the Company's categories of derivatives as of December 31, 2015 and 2014 is presented in Note 24 to the consolidated financial statements.

Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current year presentation. No reclassifications were significant and there was no effect on net income.

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

Share-Based Employee Compensation Plan
At December 31, 2015, the Company had a share-based employee compensation plan which is described more fully in Note 8 to the consolidated financial statements. Compensation cost relating to share-based payment transactions is recognized in the consolidated financial statements.  That cost is measured based on the fair value of the equity instruments issued and recognized over the applicable vesting period.  The Company recognized $605,000, $426,000, and $492,000 in compensation expense during 2015, 2014, and 2013, respectively.

Recent Accounting Pronouncements
In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation - Stock Compensation (Topic 718),” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company does not expect the adoption of ASU 2015-05 to have a material impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) - 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient.” The amendments within this ASU are in 3 parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts 1 and 2 of this ASU are effective on a retrospective basis and Part 3 is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-12 to have a material impact on its consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The adoption of ASU 2015-15 did not have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

Note 2.	Securities

Amortized costs and fair values of securities being held to maturity as of December 31, 2015 and 2014, are summarized as follows:

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$1,457	$—	$(38)	$1,419
Corporate securities	2,750	24	(30)	2,744
Total	$4,207	$24	$(68)	$4,163

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$1,500	$—	$(103)	$1,397
Total	$1,500	$—	$(103)	$1,397

The amortized cost and fair value of securities being held to maturity as of December 31, 2015, by contractual maturity are shown below.

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value
Held to Maturity
Due after five years through ten years	$2,750	$2,744
Due after ten years	1,457	1,419
Total	$4,207	$4,163

Amortized costs and fair values of securities available for sale as of December 31, 2015 and 2014, are summarized as follows:

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$79,005	$315	$(380)	$78,940
Obligations of states and political subdivisions	74,071	1,956	(434)	75,593
Mortgage-backed securities:
Agency	129,360	3,046	(745)	131,661
Non-agency	12,782	33	(38)	12,777
Other asset backed securities	58,958	426	(603)	58,781
Corporate securities	17,557	22	(760)	16,819
Total	$371,733	$5,798	$(2,960)	$374,571

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$41,317	$283	$(203)	$41,397
Obligations of states and political subdivisions	55,541	2,408	(209)	57,740
Mortgage-backed securities:
Agency	169,257	4,698	(742)	173,213
Non-agency	28,235	115	(227)	28,123
Other asset backed securities	31,338	433	(58)	31,713
Corporate preferred stock	—	—	—	—
Corporate securities	16,545	131	(599)	16,077
Total	$342,233	$8,068	$(2,038)	$348,263

The amortized cost and fair value of securities available for sale as of December 31, 2015, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value
Available for Sale
Due in one year or less	$715	$715
Due after one year through five years	10,860	11,200
Due after five years through ten years	26,029	25,763
Due after ten years	133,029	133,674
Mortgage-backed securities	142,142	144,438
Other asset backed securities	58,958	58,781
Total	$371,733	$374,571

Proceeds from sales of securities during 2015, 2014, and 2013 were $11.6 million, $58.9 million, and $24.2 million, respectively.  Gross gains, including two called securities in 2015, of $177,000, $770,000, and $732,000, and gross losses of $37,000, $584,000, and $314,000, were realized on those sales, respectively. There were no losses recognized for impaired securities in 2015, 2014, and 2013. The tax expense applicable to these net realized gains amounted to $48,000, $63,000, and $142,000, respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $113.1 million and $125.7 million at December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, investments in an unrealized loss position that are temporarily impaired are as follows:

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to Maturity
Obligations of states and political subdivisions	$1,419	$(38)	$—	$—	$1,419	$(38)
Corporate securities	1,970	(30)	—	—	1,970	(30)
Total	$3,389	$(68)	$—	$—	$3,389	$(68)

Available for Sale
U.S. government agencies	$46,000	$(304)	$4,223	$(76)	$50,223	$(380)
Obligations of states and political subdivisions	16,559	(324)	1,082	(110)	17,641	(434)
Mortgage-backed securities:
Agency	27,627	(402)	9,911	(343)	37,538	(745)
Non-agency	7,842	(37)	671	(1)	8,513	(38)
Other asset backed securities	25,399	(276)	12,037	(327)	37,436	(603)
Corporate securities	10,740	(378)	4,866	(382)	15,606	(760)
Total	$134,167	$(1,721)	$32,790	$(1,239)	$166,957	$(2,960)

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to Maturity
Obligations of states and political subdivisions	$1,397	$(103)	$—	$—	$1,397	$(103)
Total	$1,397	$(103)	$—	$—	$1,397	$(103)

Available for Sale
U.S. government agencies	$15,331	$(65)	$5,833	$(138)	$21,164	$(203)
Obligations of states and political subdivisions	2,780	(14)	3,456	(195)	6,236	(209)
Mortgage-backed securities:
Agency	28,065	(327)	11,027	(415)	39,092	(742)
Non-agency	15,488	(167)	4,730	(60)	20,218	(227)
Other asset backed securities	6,594	(45)	1,077	(13)	7,671	(58)
Corporate preferred stock	—	—	—	—	—	—
Corporate securities	9,192	(391)	792	(208)	9,984	(599)
Total	$77,450	$(1,009)	$26,915	$(1,029)	$104,365	$(2,038)

A total of 212 securities have been identified by the Company as temporarily impaired at December 31, 2015.  Of the 212 securities, 209 are investment grade and 3 are speculative grade.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of December 31, 2015.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Trust preferred securities
As of December 31, 2015 and 2014 the Company held no trust preferred securities in its investment portfolio.

Other-than-temporary impairment losses
At December 31, 2015, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity. For debt securities related to corporate securities, the Company determined that there was no other adverse change in the cash flows as viewed by a market participant; therefore, the Company does not consider the investments in these assets to be other-than-temporarily impaired at December 31, 2015.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future. For the years ended December 31, 2015, 2014, and 2013, no credit related impairment losses were recognized by the Company.

The Company’s investment in FHLB stock totaled $4.7 million and $3.6 million at December 31, 2015 and 2014, respectively.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2015, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the consolidated balance sheets and is not part of the available for sale portfolio.

The Company also had an investment in Federal Reserve Bank (“FRB”) stock which totaled $1.7 million at December 31, 2015 and 2014, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2015 and no impairment has been recognized. FRB stock is shown in the restricted securities line item on the consolidated balance sheets and is not part of the available for sale securities portfolio.

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

	2015		2014
(Dollars in thousands)	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
Real estate loans:
Construction	$39,673	4.9%	$33,050	4.4%
Secured by farmland	19,062	2.4	19,708	2.6
Secured by 1-4 family residential	280,096	34.8	265,216	35.1
Other real estate loans	258,035	32.0	255,236	33.8
Commercial loans	190,482	23.6	163,269	21.6
Consumer loans	18,333	2.3	18,367	2.5
Total Gross Loans (1)	805,681	100.0%	754,846	100.0%
Less allowance for loan losses	11,046		11,786
Net loans	$794,635		$743,060

(1)	Includes net deferred loan costs and premiums of $3.5 million and $3.0 million, respectively.

The Company had no mortgages held for sale at December 31, 2015 and 2014.

During the year ended December 31, 2015, net proceeds received on the sale of $1.0 million in portfolio loans totaled $1.1 million, resulting in a net recovery of $100,000 of amounts previously charged-off related to those loans. These loans were sold on a non-

recourse basis. Of this amount, $1.0 million were on nonaccrual status and were classified as TDRs. There were no specific reserves associated with these loans. During the year ended December 31, 2014, the Company received net proceeds of $5.5 million on the sale of $6.6 million in portfolio loans on a non-recourse basis. Of this amount, $5.9 million were on nonaccrual status and $6.3 million were classified as TDRs. Specific reserves associated with these loans totaled $655,000.

The following tables present a contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2015 and December 31, 2014, respectively:

	December 31, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$69	$—	$—	$69	$39,604	$39,673
Secured by farmland	—	—	—	—	19,062	19,062
Secured by 1-4 family residential	259	—	1,117	1,376	278,720	280,096
Other real estate loans	325	—	248	573	257,462	258,035
Commercial loans	1,242	15	31	1,288	189,194	190,482
Consumer loans	4	17	—	21	18,312	18,333
Total	$1,899	$32	$1,396	$3,327	$802,354	$805,681

	December 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$—	$—	$—	$33,050	$33,050
Secured by farmland	—	—	—	—	19,708	19,708
Secured by 1-4 family residential	819	—	548	1,367	263,849	265,216
Other real estate loans	—	—	—	—	255,236	255,236
Commercial loans	138	—	320	458	162,811	163,269
Consumer loans	16	1	3,003	3,020	15,347	18,367
Total	$973	$1	$3,871	$4,845	$750,001	$754,846

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2015 and 2014, respectively:

	2015		2014
(Dollars in thousands)	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
Real estate loans:
Construction	$204	$—	$247	$—
Secured by 1-4 family residential	4,460	—	4,932	—
Other real estate loans	1,186	248	1,472	—
Commercial loans	1,036	30	290	30
Consumer loans	1,898	—	3,003	—
Total	$8,784	$278	$9,944	$30

If interest on nonaccrual loans had been accrued, such income would have approximated $342,000, $544,000, and $1.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. The Company sold $1.0 million and $6.6 million in loans during 2015 and 2014, respectively, of which, $1.0 million and $5.9 million were on nonaccrual status, respectively.

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

The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system as of December 31, 2015 and 2014, respectively:

December 31, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$30,114	$10,566	$271,721	$243,768	$183,532	$16,347	$756,048
Special Mention	9,024	—	896	7,254	3,638	42	20,854
Substandard	535	8,496	6,818	5,827	2,301	1,943	25,920
Doubtful	—	—	661	1,186	1,011	—	2,858
Loss	—	—	—	—	—	1	1
Ending Balance	$39,673	$19,062	$280,096	$258,035	$190,482	$18,333	$805,681

December 31, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$25,637	$11,203	$255,898	$232,169	$159,595	$15,310	$699,812
Special Mention	6,764	7,903	1,518	15,687	3,059	18	34,949
Substandard	649	602	7,348	7,380	369	3,019	19,367
Doubtful	—	—	452	—	246	3	701
Loss	—	—	—	—	—	17	17
Ending Balance	$33,050	$19,708	$265,216	$255,236	$163,269	$18,367	$754,846

The following tables present loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2015 and 2014:

	December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$100	$100	$—	$106	$—
Secured by farmland	7,903	7,903	—	7,903	237
Secured by 1-4 family residential	701	736	—	703	—
Other real estate loans	—	—	—	—	—
Commercial loans	458	493	—	490	17
Consumer loans	—	—	—	—	—
Total with no related allowance	$9,162	$9,232	$—	$9,202	$254
With an allowance recorded:
Real estate loans:
Construction	$103	$103	$53	$109	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	4,426	4,478	1,120	4,547	27
Other real estate loans	4,196	4,196	464	4,224	157
Commercial loans	1,059	4,059	27	2,315	100
Consumer loans	1,898	1,898	1,000	2,449	—
Total with a related allowance	$11,682	$14,734	$2,664	$13,644	$284
Total	$20,844	$23,966	$2,664	$22,846	$538

	December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$131	$131	$—	$138	$—
Secured by farmland	7,903	7,903	—	7,903	454
Secured by 1-4 family residential	1,919	2,047	—	2,032	16
Other real estate loans	3,289	3,289	—	3,352	104
Commercial loans	448	448	—	454	18
Consumer loans	—	—	—	—	—
Total with no related allowance	$13,690	$13,818	$—	$13,879	$592
With an allowance recorded:
Real estate loans:
Construction	$115	$115	$66	$124	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,694	3,746	1,370	3,704	11
Other real estate loans	1,242	1,242	294	1,260	69
Commercial loans	398	1,248	292	783	7
Consumer loans	3,019	3,019	647	3,021	2
Total with a related allowance	$8,468	$9,370	$2,669	$8,892	$89
Total	$22,158	$23,188	$2,669	$22,771	$681

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

Included in certain loan categories of impaired loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at December 31, 2015 was $15.5 million of which $3.4 million were included in the Company’s nonaccrual loan totals at that date and $12.1 million represented loans performing as agreed according to the restructured terms. This compares with $6.9 million in total restructured loans at December 31, 2014.  The amount of the valuation allowance related to TDRs was $1.6 million and $517,000 as of December 31, 2015 and 2014 respectively.

Loan modifications that were classified as TDRs during the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
(Dollars in thousands)	2015			2014
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	—	$—	$—
Secured by farmland	1	7,903	7,903	—	—	—
Secured by 1-4 family residential	—	—	—	4	1,190	1,190
Other real estate loans	4	4,283	3,872	1	200	200
Total real estate loans	5	12,186	11,775	5	1,390	1,390
Commercial loans	1	50	46	—	—	—
Consumer loans	1	3,000	3,000	—	—	—
Total	7	$15,236	$14,821	5	$1,390	$1,390

The interest rate was lowered for four of the contracts and the terms were extended for six of the contracts classified as TDRs during 2015. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2015. During 2014, of the five loans that were considered to be TDRs, two were sold and two were paid totaling $907,000. The interest rate was lowered for the one remaining contract.

During the year ended December 31, 2014, the Company identified as TDRs, two loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying these loans as TDRs, the Company evaluated them for impairment. As of December 31, 2014, the recorded investment in the loans restructured during 2014 for which the allowance was previously measured under a general allowance methodology was $916,000, and there was no allowance for loan losses associated with those loans, on the basis of a current evaluation of loss.

TDR payment defaults as of December 31, 2015 and December 31, 2014 were as follows:

Year Ended December 31,
(Dollars in thousands)	2015		2014
Class of Loan	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate loans:
Construction	—	$—	—	$—
Secured by farmland	—	—	—	—
Secured by 1-4 family residential	—	—	—	—
Other real estate loans	—	—	—	—
Total real estate loans	—	—	—	—
Commercial loans	—	—	1	44
Consumer loans	—	—	—	—
Total	—	$—	1	$44

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

	December 31, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Charge-offs	—	—	(344)	(9)	(3,281)	(57)	(3,691)
Recoveries	246	—	359	28	14	11	658
Provision	109	13	(640)	(174)	2,619	366	2,293
Balance December 31, 2015	$905	$192	$3,341	$3,761	$1,706	$1,141	$11,046
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$53	$—	$1,120	$464	$27	$1,000	$2,664
Collectively evaluated for impairment	852	192	2,221	3,297	1,679	141	8,382
Total ending allowance balance	$905	$192	$3,341	$3,761	$1,706	$1,141	$11,046
Loans:
Individually evaluated for impairment	$203	$7,903	$5,127	$4,196	$1,517	$1,898	$20,844
Collectively evaluated for impairment	39,470	11,159	274,969	253,839	188,965	16,435	784,837
Total ending loans balance	$39,673	$19,062	$280,096	$258,035	$190,482	$18,333	$805,681

	December 31, 2014
(In Thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2013	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Adjustment for the sale of majority interest in consolidated subsidiary	—	—	(95)	—	—	—	$(95)
Charge-offs	(1,186)	—	(1,380)	(747)	(959)	(36)	(4,308)
Recoveries	258	—	342	110	104	95	909
Provision	631	13	(1,635)	1,047	1,319	585	1,960
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$66	$—	$1,370	$294	$292	$647	$2,669
Collectively evaluated for impairment	484	179	2,596	3,622	2,062	174	9,117
Total ending allowance balance	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Loans:
Individually evaluated for impairment	$246	$7,903	$5,613	$4,531	$846	$3,019	$22,158
Collectively evaluated for impairment	32,804	11,805	259,603	250,705	162,423	15,348	732,688
Total ending loans balance	$33,050	$19,708	$265,216	$255,236	$163,269	$18,367	$754,846

	December 31, 2013
(In Thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2012	$1,258	$135	$6,276	$4,348	$2,098	$196	$14,311
Charge-offs	(394)	—	(785)	(97)	(75)	(30)	(1,381)
Recoveries	68	—	140	37	9	27	281
Provision	(85)	31	1,103	(782)	(142)	(16)	109
Balance at December 31, 2013	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$486	$—	$3,045	$812	$275	$37	$4,655
Collectively evaluated for impairment	361	166	3,689	2,694	1,615	140	8,665
Total ending allowance balance	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Loans:
Individually evaluated for impairment	$2,636	$—	$10,411	$9,142	$2,470	$37	$24,696
Collectively evaluated for impairment	33,389	16,578	262,973	251,191	127,084	12,569	703,784
Total ending loans balance	$36,025	$16,578	$273,384	$260,333	$129,554	$12,606	$728,480

Note 5.	Premises and Equipment, Net

Premises and equipment consists of the following:

(Dollars in thousands)	2015	2014
Land	$2,068	$1,858
Facilities	22,849	20,189
Furniture, fixtures, and equipment	11,676	11,392
Construction in process and deposits on equipment and land	1,455	2,016
	38,048	35,455
Less accumulated depreciation	(18,517)	(17,351)
Total	$19,531	$18,104

Depreciation expense was $1.3 million for the year ended December 31, 2015, $1.5 million for the year ended December 31, 2014, and $1.8 million for the year ended December 31, 2013.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2015, pertaining to banking premises, future minimum rent commitments (in thousands) under various operating leases are as follows:

2016	$1,722
2017	1,563
2018	1,512
2019	1,516
2020	1,334
Thereafter	14,620
$22,267

Rent expense was $2.0 million, $2.8 million, and $3.7 million for the years ended December 31, 2015, 2014, and 2013, respectively, and is included in occupancy and equipment expense on the consolidated statements of income.

Note 6.	Deposits

The Company has developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank. The overall balance of this product was $34.0 million and $42.2 million at December 31, 2015 and 2014, respectively.

The aggregate amount of jumbo time deposits, each with a minimum denomination of $250,000, was approximately $91.0 million and $81.5 million at December 31, 2015 and 2014, respectively.

At December 31, 2015, the scheduled maturities of time deposits (in thousands) are as follows:

2016	$138,694
2017	84,926
2018	11,444
2019	3,148
2020	6,363
$244,575

At December 31, 2015 and 2014, overdraft demand deposits reclassified to loans totaled $358,000 and $148,000, respectively.

Middleburg Bank obtains certain deposits through the efforts of third-party brokers.  At December 31, 2015 and 2014, brokered deposits totaled $38.7 million and $48.7 million, respectively, and were included in time deposits.

Note 7.	Borrowings

As of December 31, 2015, Middleburg Bank had remaining credit availability in the amount of $291.6 million at the Federal Home Loan Bank of Atlanta.  This line may be utilized for short and/or long-term borrowing.  Advances on the line are secured by all of the Company’s first lien residential real estate loans on 1-4 unit, single-family dwellings; home equity lines of credit; and eligible commercial real estate loans.   The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB of Atlanta. Any borrowings in excess of the qualifying collateral require pledging of additional assets.

The Company had $85.0 million of Federal Home Loan Bank advances outstanding as of December 31, 2015.  The interest rates on these advances ranged from 0.40% to 1.11% and the weighted-average rate was 0.66%.  The Company’s Federal Home Loan Bank advances totaled $55.0 million at December 31, 2014.  The weighted-average interest rate on these advances at December 31, 2014 was 0.46%.

The contractual maturities of the Company’s long-term debt are as follows:

(Dollars in thousands)	December 31, 2015
Due in 2016	$60,000
Due in 2017	15,000
Due in 2018	10,000
Total	$85,000

Securities sold under agreements to repurchase consist of:

•	Secured transactions with customers which generally mature the day following the day sold totaling $26.9 million and $26.3 million at December 31, 2015 and December 31, 2014, respectively.

•
Two structured repurchase agreements in the amounts of $7.2 million and $5.0 million were outstanding at December 31, 2014. These repurchase agreements matured and were repaid in full on January 18, 2015 and May 27, 2015, respectively.

The outstanding balances and related information for securities sold under agreements to repurchase are summarized as follows:

(Dollars in thousands)	Securities sold under agreements to repurchase
At December 31:
2015	$26,869
2014	38,551
Weighted-average interest rate at year-end:
2015	0.01%
2014	0.80
Maximum amount outstanding at any month's end:
2015	$34,253
2014	43,989
Average amount outstanding during the year:
2015	$30,095
2014	37,035
Weighted-average interest rate during the year:
2015	0.21%
2014	0.86

On May 15, 2014, Middleburg Financial Corporation, through its banking subsidiary, Middleburg Bank, sold all of its majority interest in Southern Trust Mortgage. As of the date of sale, the Company reduced their line of credit to $17 million of which $8.5 million was outstanding at December 31, 2014 and is classified as a loan in the consolidated financial statements of the Company.

The Company also has a line of credit with the Federal Reserve Bank of Richmond of $43.4 million of which there was no outstanding balance at December 31, 2015.

The Company has an additional $35.0 million in lines of credit available from other institutions at December 31, 2015.

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

The Company granted 31,750 shares of restricted stock on May 6, 2015 to certain employees and executive officers. The shares are in the form of performance-accelerated restricted stock. In order for a recipient to earn and have vested 100% of granted shares, the Company must achieve certain financial performance targets during predefined monitoring periods as compared to a selected peer group and the recipient must be employed by the Company or one of its subsidiaries at the end of the predefined vesting period. Vested shares are distributed to recipients immediately after performance targets are certified. Partial share vesting may be achieved for interim periods during the predefined monitoring periods, however no vesting may occur before the end of 2017. If any shares remain unvested, 50% of the unvested shares will be forfeited. Any remaining shares vest at the end of the predefined monitoring period provided that the recipient remained employed by the Company or one of its subsidiaries over the entire performance and vesting period.

On May 6, 2015, the Company's board of directors awarded eleven directors 400 shares of restricted stock for a total of 4,400 restricted shares. These shares will vest at 100% on April 30, 2016. These shares are not included in the above group.

For the years ended December 31, 2015, 2014, and 2013, the Company recorded $605,000, $426,000, and $492,000, respectively, in share-based compensation expense related to restricted stock and option grants.  The total income tax benefit related to share-based compensation was $117,000, $63,000, and $54,000 in 2015, 2014, and 2013, respectively.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan:

	December 31,
	2015			2014			2013
(Dollars in thousands)	Shares	Weighted-Average Grant Date Fair Value	Aggregate Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Value
Non-vested at the beginning of the year	134,108	$16.66		119,250	$16.39		120,455	$15.66
Granted	36,150	18.50		41,533	17.65		32,500	17.96
Vested	(16,359)	15.91		(15,425)	15.59		(21,455)	14.72
Forfeited or expired	(500)	18.07		(11,250)	16.05		(12,250)	16.33
Non-vested at end of the year	153,399	$17.17	$2,835	134,108	$16.66	$2,415	119,250	$16.39	$2,151

The weighted-average remaining contractual term for non-vested grants at December 31, 2015, 2014, and 2013 was 2.7 , 3.5, and 3.9 years, respectively.  As of December 31, 2015, there was $1.4 million of total unrecognized compensation expense related to the non-vested service awards granted under the 2006 Equity Compensation Plan.

Stock options may be granted periodically to certain officers and employees under the Company’s share-based compensation plan at prices equal to the market value of the stock on the date the options are granted.  Options granted vest over a three-year time period over which 25% vests on each of the first and second anniversaries of the grant and 50% on the third anniversary of the grant. As of December 31, 2015, all outstanding option awards were vested and, accordingly, there was no unrecognized compensation expense related to unvested stock-based option awards. Shares issued in connection with stock option exercises may be issued from available treasury shares or from market purchases. There were no stock option awards granted during the years ended December 31, 2015, 2014 or 2013.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan at the end of the reportable periods.

	2015		2014		2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	30,012	$14.00	58,513	$15.30	82,171	$17.32
Granted	—	—	—	—	—	—
Exercised	—	—	(25,501)	14.00	(2,743)	14.00
Forfeited or expired	—	—	(3,000)	39.40	(20,915)	23.42
Outstanding at end of year	30,012	$14.00	30,012	$14.00	58,513	$15.30
Options exercisable at year end	30,012	$14.00	30,012	$14.00	58,513	$15.30

The total intrinsic value of options exercised was $126,500 and $11,100 during 2014 and 2013, respectively. There was $134,500, $120,300, and $160,300 aggregate intrinsic value of options outstanding at December 31, 2015, 2014 and 2013, respectively.

The aggregate intrinsic value represents the amount by which the current market value of the underlying stock exceeds the exercise price. This amount changes based on changes in the market value of the Company’s common stock.

As of December 31, 2015, options outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Options Exercisable
$14.00	25,012	3.20	25,012
$14.00	5,000	3.84	5,000
$14.00	30,012	3.31	30,012

Note 9.	Employee Benefit Plans

401(k) Plan
The Company has a 401(k) plan whereby a majority of employees participate in the plan.  Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 50% of the first 6% of an employee’s compensation contributed to the plan.  Matching contributions vest to the employee equally over a five year period.  For the years ended December 31, 2015, 2014, and 2013, expense attributable to the plan amounted to $351,000, $340,000 and $355,000, respectively.

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

Each year, a participant receives an allocation of an employer contribution equal to 6.75% of total compensation (up to the statutory maximum) plus an additional contribution of 2.75% of compensation in excess of the Social Security taxable wage base (up to the statutory maximum). To receive an allocation, the participant must complete one thousand hours of service in the plan year and be employed on the last day of the plan year. The requirement to be employed on the last day of the plan year does not apply if a participant dies, retires, or becomes disabled during the plan year.

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

For the years ended December 31, 2015, 2014, and 2013 expense attributable to the plan was $926,000, $898,000, and $1.0 million, respectively.

Deferred Compensation Plans
The Company has adopted several deferred compensation plans; including a defined benefit SERP, an elective deferral plan for the Chairman, and a defined contribution SERP for certain Executive Officers.  The two plans for the Chairman made installment payouts in 2015, 2014 and 2013.  The defined contribution SERP for Executive Officers includes a vesting schedule, and is currently credited at a rate using the 10-year treasury plus 1.5%.  The deferred compensation expense for 2015, 2014, and 2013, was $226,000, $222,000, and $210,000, respectively. The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to help meet the costs of the obligations.

Note 10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia and various other states.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2012.

The Company believes it is more likely than not that the benefit of deferred tax assets will be realized.  Consequently, no valuation allowance for deferred tax assets was deemed necessary at December 31, 2015 and 2014.

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

(Dollars in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$3,756	$4,007
Deferred compensation	647	613
Interest rate swap	99	98
Other real estate owned	257	256
Property and equipment	49	—
Other	2,028	1,833
Total deferred tax assets	$6,836	$6,807
Deferred tax liabilities:
Deferred loan costs, net	$317	$125
Securities available for sale	965	2,050
Property and equipment	—	55
Total deferred tax liabilities	$1,282	$2,230
Net deferred tax assets	$5,554	$4,577

The provision for income taxes charged to operations for the years ended December 31, 2015, 2014, and 2013, consists of the following:

(Dollars in thousands)	2015	2014	2013
Current tax expense	$2,606	$1,160	$2,315
Deferred tax expense (benefit)	109	1,181	(384)
Total income tax expense	$2,715	$2,341	$1,931

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2015, 2014, and 2013, due to the following:

(Dollars in thousands)	2015	2014	2013
Computed "expected" tax expense	$3,585	$3,374	$2,749
Increase (decrease) in income taxes resulting from:
Tax-exempt income	(829)	(959)	(1,037)
Low income housing tax credits	(120)	(211)	(6)
Other, net	79	137	225
	$2,715	$2,341	$1,931

Note 11.	Related Party Transactions

The Company’s commercial and retail banking segment has, and may be expected to have in the future, banking transactions in the ordinary course of business with principal owners, directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders, commonly referred to as related parties.  Any loans made to related parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of origination for comparable loans with persons not related to the lender; and did not involve more than the normal risk of collectability or present other unfavorable features. Loans outstanding to directors and executive officers at December 31, 2015 and 2014 were:

(Dollars in thousands)	2015	2014
Balance, January 1	$3,804	$2,983
Decrease due to status changes	(2,375)	—
Principal additions	439	1,590
Principal payments	(499)	(769)
Balance, December 31	$1,369	$3,804

Additionally, unused commitments to extend credit to related parties were $2.3 million at December 31, 2015 and $1.5 million at December 31, 2014.

Related party deposits totaled $5.9 million and $12.7 million at December 31, 2015 and 2014, respectively.

Note 12.	Contingent Liabilities and Commitments

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The Company does not anticipate any material loss as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance sheet risk.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  For the final weekly reporting period in the years ended December 31, 2015 and 2014, the aggregate amount of gross daily average required reserves was approximately $3.1 million and $2.3 million, respectively.

Note 13.	Earnings Per Share

The following shows the weighted-average number of shares used in computing earnings per share and the effect on weighted-average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2015		2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,147,390	$1.10	7,106,171	$1.07	7,074,410	$0.87
Effect of dilutive securities:
Stock options	6,805		6,939		14,887
Warrant (See note 23)	13,192		13,491		17,849
Earnings per share, diluted	7,167,387	$1.09	7,126,601	$1.06	7,107,146	$0.87

In 2015, 2014, and 2013, there were no shares that would have been considered anti-dilutive.

On September 15, 2015, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock. The repurchase program was effective immediately and runs through December 31, 2017. This program replaces the previous repurchase program adopted in 1999, pursuant to which the Company had 24,084 shares remaining eligible for repurchase. As of December 31, 2015, the Company had executed and settled transactions to repurchase 77,500 shares, totaling $1.4 million, for an average price of $18.37. Since December 31, 2015, the Company has executed and settled transactions to repurchase 26,800 shares at a cost of $489,000.

Note 14.	Retained Earnings

Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities.  Federal regulations limit the payment of dividends to the sum of a bank’s current net retained income and retained net income of the two prior years.  As of December 31, 2015, the subsidiary bank had approximately $13.8 million in excess of regulatory limitations available for transfer to the Parent Company.

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

A summary of the contract amount of the Company's exposure to off-balance sheet risk as of December 31, 2015 and 2014, is as follows:

(Dollars in thousands)	2015	2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$153,806	$143,012
Standby letters of credit	3,718	3,617

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

The Company had approximately $1.6 million in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2015.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014.

(Dollars in thousands)	December 31, 2015
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$78,940	$—	$78,940	$—
Obligations of states and political subdivisions	75,593	—	75,593	—
Mortgage-backed securities:
Agency	131,661	—	131,661	—
Non-agency	12,777	—	12,777	—
Other asset backed securities	58,781	—	58,781	—
Corporate securities	16,819	—	16,819
Interest rate swaps	73	—	73	—
Interest rate cap	39		39
Liabilities:
Interest rate swaps	370	—	370	—

(Dollars in thousands)	December 31, 2014
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$41,397	$—	$41,397	$—
Obligations of states and political subdivisions	57,740	—	57,740	—
Mortgage-backed securities:
Agency	173,213	—	173,213	—
Non-agency	28,123	—	28,123	—
Other asset backed securities	31,713	—	31,713	—
Corporate securities	16,077	—	16,077	—
Interest rate swaps	50	—	50	—
Liabilities:
Interest rate swaps	337	—	337	—

Measured on nonrecurring basis

The Company may be required, from time to time, to measure and recognize certain other assets at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques and inputs used by the Company in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the financial statements.

Impaired Loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level II). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level III. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level III). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

Other Real Estate Owned
Other Real Estate Owned: OREO is measured at fair value less estimated costs to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level III. The initial fair value of OREO is based on an appraisal done at the time of foreclosure. Subsequent fair value adjustments are recorded in the period incurred and included in non-interest expense on the consolidated statements of income.

Repossessed Assets
The value of repossessed assets is determined by the Company based on marketability and other factors and is considered Level III.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in thousands)	December 31, 2015
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$9,018	$—	$—	$9,018
Other real estate owned	$3,345	$—	$—	$3,345
Repossessed assets	$1,043	$—	$—	$1,043

(Dollars in thousands)	December 31, 2014
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$5,799	$—	$—	$5,799
Other real estate owned	$4,051	$—	$—	$4,051
Repossessed assets	$1,132	$—	$—	$1,132

The following table presents quantitative information as of December 31, 2015 and 2014 about Level III fair value measurements for assets measured at fair value on a non-recurring basis:

2015	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$5,434	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 100% (17%)
Impaired loans	$3,584	Present value of cash flows	Discount rate	6% - 8% (7%)
Other real estate owned	$3,345	Appraisals	Discount to reflect current market conditions and estimated selling costs	10%
Repossessed assets	$1,043	Market analysis	Historical sales activity	50%

2014	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$2,409	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 100% (11%)
Impaired loans	$3,390	Present value of cash flows	Discount rate	4% - 7% (6%)
Other real estate owned	$4,051	Appraisals	Discount to reflect current market conditions and estimated selling costs	10%
Repossessed assets	$1,132	Market analysis	Historical sales activity	50%
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

Off-Balance Sheet Financial Instruments
The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2015 and 2014, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the tables below.

Fair Value of Financial Instruments
The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

(Dollars in thousands)	December 31, 2015
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$39,228	$39,228	$39,228	$—	$—
Securities held to maturity	4,207	4,163	—	4,163	—
Securities available for sale	374,571	374,571	—	374,571	—
Loans, net	794,635	802,535	—	—	802,535
Bank owned life insurance	23,273	23,273	—	23,273	—
Accrued interest receivable	5,204	5,204	—	5,204	—
Interest rate swaps	73	73	—	73	—
Interest rate cap	39	39	—	39	—
Financial liabilities:
Deposits	$1,040,800	$1,040,016	$—	$1,040,016	$—
Securities sold under agreements to repurchase	26,869	26,869	—	26,869	—
FHLB borrowings	85,000	85,033	—	85,033	—
Subordinated notes	5,155	5,157	—	5,157	—
Accrued interest payable	410	410	—	410	—
Interest rate swaps	370	370	—	370	—

(Dollars in thousands)	December 31, 2014
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$55,022	$55,022	$55,022	$—	$—
Securities held to maturity	1,500	$1,397	—	1,397	—
Securities available for sale	348,263	348,263	—	348,263	—
Loans, net	743,060	751,572	—	1,289	750,283
Bank owned life insurance	22,617	22,617	—	22,617	—
Accrued interest receivable	4,285	4,285	—	4,285	—
Interest rate swaps	50	50	—	50	—
Financial liabilities:
Deposits	$989,080	$989,563	$—	$989,563	$—
Securities sold under agreements to repurchase	38,551	38,551	—	38,551	—
FHLB borrowings	55,000	55,042	—	55,042	—
Subordinated notes	5,155	5,159	—	5,159	—
Accrued interest payable	403	403	—	403	—
Interest rate swaps	337	337	—	337	—

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Middleburg Bank to maintain minimum amounts and ratios, as set forth in the table below.  Management believes, as of December 31, 2015 and 2014, that the Company and Middleburg Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notification from the Federal Reserve Bank categorized Middleburg Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum capital requirements as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Company’s and Middleburg Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total Capital (to Risk- Weighted Assets):
Consolidated	$132,481	17.5%	$60,495	8.0%	N/A	N/A
Middleburg Bank	127,418	17.0%	60,055	8.0%	$75,068	10.0%
Tier 1 Capital (to Risk- Weighted Assets):
Consolidated	$123,008	16.3%	$45,371	6.0%	N/A	N/A
Middleburg Bank	118,013	15.7%	45,041	6.0%	$60,055	8.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$118,008	15.6%	$34,028	4.5%	N/A	N/A
Middleburg Bank	118,013	15.7%	33,781	4.5%	$48,794	6.5%
Tier 1 Capital (to Average Assets):
Consolidated	$123,008	9.6%	$51,301	4.0%	N/A	N/A
Middleburg Bank	118,013	9.2%	51,067	4.0%	$63,834	5.0%

As of December 31, 2014
Total Capital (to Risk- Weighted Assets):
Consolidated	$128,971	17.0%	$60,857	8.0%	N/A	N/A
Middleburg Bank	123,801	16.3%	60,660	8.0%	$75,825	10.0%
Tier 1 Capital (to Risk- Weighted Assets):
Consolidated	$119,433	15.7%	$30,428	4.0%	N/A	N/A
Middleburg Bank	114,293	15.1%	30,330	4.0%	$45,495	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$119,433	9.9%	$48,232	4.0%	N/A	N/A
Middleburg Bank	114,293	9.5%	48,141	4.0%	$60,176	5.0%

On January 1, 2015, the Company and the Bank applied changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (the Basel III Final Rule). The regulatory risk-based capital amounts presented above for December 31, 2015 include: (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred tax assets; (2) Tier 1 capital which consists principally of CET1 plus the Company’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses. In addition, the Company has made the one-time irrevocable election to continue treating accumulated other comprehensive income (AOCI) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in AOCI and the inclusion of AOCI in regulatory capital, as would otherwise be required under the Basel III Capital Rule. The table above also reflects the minimum regulatory and certain prompt corrective action capital levels that began on January 1, 2015.

Note 18.	Goodwill and Intangibles Assets

As of December 31, 2015 and 2014, goodwill and intangible assets relate to the Company’s acquisition of Middleburg Trust Company and Middleburg Investment Advisors. On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage and on this date the related goodwill was eliminated.

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

Identifiable intangible assets are being amortized over the period of expected benefit, which is 15 years.

Information concerning goodwill and intangible assets is presented in the following table:

	December 31, 2015		December 31, 2014
(Dollars In thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Identifiable intangibles	$3,734	$3,519	$3,734	$3,348
Unamortizable goodwill	3,421	—	3,421	—

Amortization expense of intangible assets for each of the three years ended December 31, 2015, and 2014, and 2013 totaled $171,000.  Estimated amortization expense of identifiable intangibles for the years ended December 31 follows:

(Dollars in thousands)
2016	$171
2017	44
$215

Note 19.	Subordinated Notes

On December 12, 2003, MFC Capital Trust II, a wholly owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities.  On December 19, 2003, $5.0 million of trust-preferred securities were issued through a pooled underwriting totaling approximately $344 million.  The securities have a LIBOR-indexed floating rate of interest.

During 2015, the interest rates ranged from 3.08% to 3.17%.  For the year ended December 31, 2015, the weighted-average interest rate was 3.13%.  The securities have a mandatory redemption date of January 23, 2034, and are subject to varying call provisions beginning January 23, 2009. The principal asset of the trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.  See Note 24 for information regarding an interest rate swap entered into by the Company to manage the cash flows associated with these trust preferred securities.

The trust-preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 Capital after its inclusion.  The portion of the trust-preferred securities not considered as Tier 1 Capital may be included in Tier 2 Capital.  On December 31, 2015, all of the Company’s trust-preferred securities are included in Tier I Capital.

The obligations of the Company with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Company of the trusts’ obligations with respect to the Capital Securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities. There were no deferred interest payments on our junior subordinated debt securities at December 31, 2015, 2014 and 2013.

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

Note 21.	Condensed Financial Information – Parent Corporation Only

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2015	2014
ASSETS
Cash on deposit with subsidiary bank	$1,403	$563
Investment in subsidiaries	125,900	124,242
Other assets	1,686	2,651
TOTAL ASSETS	$128,989	$127,456
LIABILITIES
Subordinated notes	$5,155	$5,155
Other liabilities	280	267
TOTAL LIABILITIES	5,435	5,422
SHAREHOLDERS' EQUITY
Common stock	17,330	17,494
Capital surplus	44,155	44,892
Retained earnings	60,392	55,854
Accumulated other comprehensive income, net	1,677	3,794
TOTAL SHAREHOLDERS' EQUITY	123,554	122,034
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$128,989	$127,456

STATEMENTS OF INCOME
	Year End December 31,
(Dollars in thousands)	2015	2014	2013
INCOME:
Dividends from subsidiaries	$5,383	$3,440	$2,670
Interest and dividends from investments	—	15	—
Other income	17	—	41
Total income	5,400	3,455	2,711
EXPENSES:
Salaries and employee benefits	919	746	671
Legal and professional fees	156	56	20
Directors fees	274	280	279
Interest expense	279	279	279
Other	424	401	361
Total expenses	2,052	1,762	1,610
Income before allocated tax benefits and undistributed income of subsidiaries	3,348	1,693	1,101
Income tax benefit	(715)	(753)	(542)
Income before equity in undistributed income of subsidiaries	4,063	2,446	1,643
Equity in undistributed income of subsidiaries	3,767	5,138	4,511
Net income	$7,830	$7,584	$6,154

STATEMENTS OF CASH FLOWS
	December 31,
(Dollars in thousands)	2015	2014	2013
Cash Flows from Operating Activities
Net income	$7,830	$7,584	$6,154
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(3,767)	(5,138)	(4,511)
Share-based compensation	605	426	492
Decrease (increase) in other assets	957	(1,099)	(87)
Increase in other liabilities	13	213	2
Net cash provided by operating activities	5,638	1,986	2,050
Cash Flows from Investing Activities
Proceeds from sales, calls and maturities of available for sale securities	—	44	—
Net cash provided by investing activities	—	44	—
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	—	394	39
Cash dividends paid on common stock	(3,292)	(2,419)	(1,700)
Repurchase of stock	(1,506)	(88)	(103)
Net cash used in financing activities	(4,798)	(2,113)	(1,764)
Increase (decrease) in cash and cash equivalents	840	(83)	286
Cash and Cash Equivalents at beginning of year	563	646	360
Cash and Cash Equivalents at end of year	$1,403	$563	$646

Note 22.	Segment Reporting

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

•
Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The Company recognized gains on the sale of loans as part of other income. On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage and as a result, any mortgage banking activity for the Company subsequent to the sale date is included with the results of the retail banking segment. Any activity since the sale of Southern Trust Mortgage is considered to be immaterial and incidental to the Company's retail banking activities. The mortgage banking activities will continue to be evaluated and will be separately reported as a distinguishable segment if determined to be of significance to the reader of these financial statements or if the related operating results are believed to meet the quantitative tests for disclosure. Mortgage banking activities for the twelve months ended December 31, 2014 and 2013 are the result of Southern Trust Mortgage activity that was consolidated with the Company through the date of sale.

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
Information about reportable segments and reconciliation to the consolidated financial statements follows:

	2015
(Dollars in thousands)	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$42,270	$11	$—	$—	$42,281
Wealth management fees	—	4,951	—	(166)	4,785
Other income	5,605	—	—	—	5,605
Total operating income	47,875	4,962	—	(166)	52,671
Expenses:
Interest expense	4,207	—	—	—	4,207
Salaries and employee benefits	16,130	2,305	—	—	18,435
Provision for loan losses	2,293	—	—	—	2,293
Other expense	16,237	1,120	—	(166)	17,191
Total operating expenses	38,867	3,425	—	(166)	42,126
Income before income taxes and non-controlling interest	9,008	1,537	—	—	10,545
Income tax expense	2,131	584	—	—	2,715
Net income	$6,877	$953	$—	$—	$7,830
Total assets	$1,415,626	$12,461	$—	$(133,224)	$1,294,863
Capital expenditures	$2,137	$—	$—	$—	$2,137
Goodwill and other intangibles	$—	$3,636	$—	$—	$3,636

	2014
(Dollars in thousands)	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$43,149	$14	$450	$(288)	$43,325
Wealth management fees	—	4,516	—	(154)	4,362
Other income	5,349	—	5,121	(46)	10,424
Total operating income	48,498	4,530	5,571	(488)	58,111
Expenses:
Interest expense	5,227	—	304	(288)	5,243
Salaries and employee benefits	16,567	2,262	3,772	—	22,601
Provision for loan losses	1,926	—	34	—	1,960
Other expense	15,818	1,140	1,722	(200)	18,480
Total operating expenses	39,538	3,402	5,832	(488)	48,284
Income before income taxes and non-controlling interest	8,960	1,128	(261)	—	9,827
Income tax expense	1,894	447	—	—	2,341
Net income	7,066	681	(261)	—	7,486
Non-controlling interest in consolidated subsidiary	—	—	98	—	98
Net income attributable to Middleburg Financial Corporation	$7,066	$681	$(163)	$—	$7,584
Total assets	$1,338,604	$12,953	$—	$(128,700)	$1,222,857
Capital expenditures	$911	$6	$3	$—	$920
Goodwill and other intangibles	$—	$3,807	$—	$—	$3,807

	2013
(Dollars in thousands)	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$43,702	$14	$1,773	$(1,217)	$44,272
Wealth management fees	—	4,139	—	(169)	3,970
Other income	4,527	—	16,473	(431)	20,569
Total operating income	48,229	4,153	18,246	(1,817)	68,811
Expenses:
Interest expense	6,444	—	1,340	(1,217)	6,567
Salaries and employee benefits	16,464	2,187	11,976	—	30,627
Provision for loan losses	105	—	4	—	109
Other expense	17,916	1,195	4,903	(600)	23,414
Total operating expenses	40,929	3,382	18,223	(1,817)	60,717
Income before income taxes and non-controlling interest	7,300	771	23	—	8,094
Income tax expense	1,608	323	—	—	1,931
Net income	5,692	448	23	—	6,163
Non-controlling interest in consolidated subsidiary	—	—	(9)	—	(9)
Net income attributable to Middleburg Financial Corporation	$5,692	$448	$14	$—	$6,154
Total assets	$1,222,837	$5,909	$41,745	$(42,738)	$1,227,753
Capital expenditures	$895	$—	$33	$—	$928
Goodwill and other intangibles	$—	$3,979	$1,367	$—	$5,346

Note 23.	Capital Purchase Program and Stock Warrant

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share, at an initial exercise price of $15.85 per share. As a result of the completion of a public stock offering in 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101 and the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement. During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of December 31, 2015.

Note 24.	Derivatives

The Company utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Company accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Company designates each derivative instrument at the inception of the derivative transaction in accordance with this guidance. Information concerning each of the Company's categories of derivatives as of December 31, 2015 and 2014 is presented below.

Derivatives designated as cash flow hedges

During 2010, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap was designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s trust preferred capital securities described in Note 19, “Subordinated Notes”.  The swap hedges the cash flow associated with the trust preferred capital notes wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty.  The swap is calculated on a notional amount of $5.2 million.  The term of the swap is 10 years and commenced on October 23, 2010.  The Company has cash collateral reserved for this swap in the amount of $400,000 and $350,000 as of December 31, 2015 and 2014, respectively. The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

During 2013, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s FHLB borrowings described in Note 7, “Borrowings”.  The swap hedges the cash flows associated with the FHLB borrowings wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 1.43% to the same counterparty.  The swap is calculated on a notional amount of $10 million.  The term of the swap is 5 years and commenced on November 25, 2013.  The Company has cash collateral reserved for this swap in the amount of $300,000 and $150,000 as of December 31, 2015 and 2014, respectively. The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, there was no hedge ineffectiveness identified during 2015. At December 31, 2014 $6,000 of hedge ineffectiveness identified for this interest rate sway and was classified as other operating expenses on the consolidated statements of income.

The amounts included in accumulated other comprehensive income (loss) as unrealized losses (market value net of tax) were $195,000 and $185,000 as of December 31, 2015 and 2014, respectively.

Information concerning the derivatives designated as a cash flow hedges at December 31, 2015 and 2014 is presented in the following tables:

	December 31, 2015
(Dollars in thousands)	Positions (#)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$226	0.32%	2.59%	4.8
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$71	0.23%	1.43%	3.0

	December 31, 2014
(Dollars in thousands)	Positions (#)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$213	0.23%	2.59%	5.8
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$74	0.16%	1.43%	4.0

Derivatives not designated as hedging instruments

Two-way client loan swaps
During the fourth quarter of 2014 and 2012, the Company entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on an identical notional amount at a fixed interest rate. At the same time, the Company agrees to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our clients to effectively convert a variable rate loan into a fixed rate loan. Because the Company acts as an intermediary for our customers, changes in the fair value of the underlying derivatives contracts offset each other and do not significantly impact our results of operations. The Company had no undesignated interest rate swaps at December 31, 2015 and December 31, 2014.

Certain additional risks arise from interest rate swap contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. We do not expect any counterparty to fail to meet its obligations.

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	December 31, 2015
(Dollars in thousands)	Positions (#)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,760	$—	$21	1 month LIBOR plus 200 BP	3.90%	11.9
Pay fixed - receive floating interest rate swap	1	1,706	—	52	1 month LIBOR plus 180 BP	4.09%	8.9
Pay floating - receive fixed interest rate swap	1	3,760	21	—	3.90%	1 month LIBOR plus 200 BP	11.9
Pay floating - receive fixed interest rate swap	1	1,706	52	—	4.09%	1 month LIBOR plus 180 BP	8.9
Total derivatives not designated		$10,932	$73	$73

	December 31, 2014
(Dollars in thousands)	Positions (#)	Notional Amount (in thousands)	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$4,002	$—	$19	1 month LIBOR plus 200 BP	3.90%	12.9
Pay fixed - receive floating interest rate swap	1	1,747	—	31	1 month LIBOR plus 180 BP	4.09%	9.9
Pay floating - receive fixed interest rate swap	1	4,002	19	—	3.90%	1 month LIBOR plus 200 BP	12.9
Pay floating - receive fixed interest rate swap	1	1,747	31	—	4.09%	1 month LIBOR plus 180 BP	9.9
Total derivatives not designated		$11,498	$50	$50

Rate Cap Transaction
At December 31, 2015, the Company had one derivative instrument in the form of an interest rate cap agreement with a notional amount of $10.0 million. The notional amount of the financial derivative instrument does not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreement. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party. We do not expect any counterparty to fail to meet its obligations.

The details of the interest rate cap agreement as of December 31, 2015 is summarized below:

December 31, 2015
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at December 31, 2015	Fair Value December 31, 2015	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$39	$—

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

At December 31, 2015, the total fair value of the interest rate cap agreement was $39,000. The fair value of the interest rate cap agreement is included in other assets on the Company's consolidated balance sheets. Changes in fair value are recorded in earnings in other operating expenses. At December 31, 2015, $31,000 was recognized in other operating expenses.

The premium paid on the interest rate cap agreement will be recognized as a decrease in interest income over the duration of the agreement using the caplet method. Since inception of the contract during 2015 and through December 31, 2015, no premium amortization was required.

Note 25.	Accumulated Other Comprehensive Income

The following table presents information on changes in accumulated other comprehensive income for the periods indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$6,771	$(304)	$6,467
Unrealized holding losses (net of tax, $3,212)	(6,234)	—	(6,234)
Reclassification adjustment (net of tax, $142)	(276)	—	(276)
Unrealized gain on interest rate swap (net of tax, $142)	—	275	275
Balance December 31, 2013	261	(29)	232
Unrealized holding gains (net of tax, $1,979)	3,841	—	3,841
Reclassification adjustment (net of tax, $63)	(123)	—	(123)
Unrealized gain on interest rate swap (net of tax, $82)	—	(160)	(160)
Reclassification adjustment (net of tax, $2)	—	4	4
Balance December 31, 2014	3,979	(185)	3,794
Unrealized holding losses (net of tax, $1,037)	(2,015)	—	(2,015)
Reclassification adjustment (net of tax, $48)	(92)	—	(92)
Unrealized gain on interest rate swap (net of tax, $3)	—	(6)	(6)
Reclassification adjustment (net of tax, $2)	—	(4)	(4)
Balance December 31, 2015	$1,872	$(195)	$1,677

The following table presents information related to reclassifications from accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in the Consolidated Statements of Income

(Dollars in thousands)	2015	2014	2013
Securities available for sale (1):
Net securities gains reclassified into earnings	$(140)	$(186)	$(418)	Gains on sales of securities available for sale, net
Related income tax expense	48	63	142	Income tax expense
Derivatives (2):
(Gain) loss on interest rate swap ineffectiveness	(6)	6	—	Other operating expense
Related income tax benefit	2	(2)	—	Income tax expense
Net effect on accumulated other comprehensive income for the period	(96)	(119)	(276)	Net of tax
Total reclassifications for the period	$(96)	$(119)	$(276)	Net of tax
(1)    For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".
(2)    For more information related to unrealized losses on derivatives, see Note 24, "Derivatives".

Note 26.	Other Real Estate Owned (OREO)

At December 31, 2015 and 2014, OREO balances were$3.3 million and $4.1 million, respectively. OREO is primarily comprised of residential properties and non-residential properties, and are located primarily in the state of Virginia. Changes in the balance for OREO, net of valuation allowances, are as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Balance at the beginning of year, net	$4,051	$3,424
Transfers from loans and to premises and equipment, net	287	3,301
Sales proceeds	(814)	(2,663)
Loss on disposition	(100)	(14)
Less valuation adjustments	(79)	3
Balance at the end of year, net	$3,345	$4,051

Expenses applicable to OREO, were $284,000, $256,000 and $1.5 million as of December 31, 2015, 2014 and 2013, respectively.

The major classifications of OREO in the consolidated balance sheets at December 31, 2015 and 2014 were as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Real estate loans:
Construction	$853	$871
Secured by farmland	—	—
Secured by 1-4 family residential	1,958	1,035
Other real estate loans	534	2,145
Total real estate loans	$3,345	$4,051

At December 31, 2015, the Company had one consumer mortgage loan secured by residential real estate for which foreclosure was in process. The amount of this loan was $533,000 at December 31, 2015.

Note 27.	Low Income Housing Tax Credits

The Company invested in four and three separate housing equity funds at December 31, 2015 and 2014, respectively. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $9.0 million and $6.5 million at December 31, 2015 and 2014, respectively. The expected terms of these investments and the related tax benefits run through 2033. Tax credits and other tax benefits recognized during the years ended December 31, 2015, 2014 and 2013 were $120,000, $211,000 and $6,000, respectively, related to these investments. Total projected tax credits to be received for 2015 are $237,000, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $9.3 million and $6.8 million at December 31, 2015 and 2014, respectively, and are included in other liabilities on the consolidated balance sheets.

50