Form 10-Q
period 2016-03-31
MIDDLEBURG FINANCIAL CORP
filed 2016-05-09
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,099,002 shares of Common Stock as of May 9, 2016.

 MIDDLEBURG FINANCIAL CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

PART I

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share data)
	(Unaudited)
	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$4,586	$5,489
Interest bearing deposits with other banks	61,135	33,739
Total cash and cash equivalents	65,721	39,228
Securities held to maturity, fair value of $9,209 and $4,163, respectively	9,227	4,207
Securities available for sale, at fair value	377,025	374,571
Restricted securities, at cost	6,901	6,411
Loans, net of allowance for loan losses of $11,330 and $11,046, respectively	813,221	794,635
Premises and equipment, net	19,316	19,531
Goodwill and identified intangibles, net	3,593	3,636
Other real estate owned, net of valuation allowance	3,727	3,345
Bank owned life insurance	23,434	23,273
Accrued interest receivable and other assets	25,956	26,026
TOTAL ASSETS	$1,348,121	$1,294,863
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$250,915	$235,897
Savings and interest bearing demand deposits	567,428	560,328
Time deposits	265,555	244,575
Total deposits	1,083,898	1,040,800
Securities sold under agreements to repurchase	25,294	26,869
Federal Home Loan Bank borrowings	95,000	85,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	13,549	13,485
TOTAL LIABILITIES	1,222,896	1,171,309
Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized; 7,099,002 and 7,085,217 issued and outstanding, respectively)	17,304	17,330
Capital surplus	43,625	44,155
Retained earnings	61,529	60,392
Accumulated other comprehensive income	2,767	1,677
TOTAL SHAREHOLDERS' EQUITY	125,225	123,554
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,348,121	$1,294,863

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
	(Unaudited)
	For the Three Months Ended March 31,
	2016	2015
INTEREST INCOME
Interest and fees on loans	$8,230	$8,243
Interest and dividends on securities
Taxable	2,073	1,906
Tax-exempt	452	461
Dividends	69	59
Interest on deposits with other banks and federal funds sold	48	30
Total interest and dividend income	10,872	10,699
INTEREST EXPENSE
Interest on deposits	871	855
Interest on securities sold under agreements to repurchase	1	45
Interest on FHLB borrowings and other debt	251	168
Total interest expense	1,123	1,068
NET INTEREST INCOME	9,749	9,631
Provision for loan losses	300	450
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,449	9,181
NON-INTEREST INCOME
Service charges on deposit accounts	279	259
Trust services income	1,158	1,218
ATM fee income	327	299
Gains on sales of loans held for sale, net	9	—
Gains on sales of securities available for sale, net	163	101
Commissions on investment sales	132	129
Bank owned life insurance	161	160
Other operating income	221	842
Total non-interest income	2,450	3,008
NON-INTEREST EXPENSE
Salaries and employee benefits	4,812	4,848
Occupancy and equipment	1,315	1,339
Advertising	55	133
Computer operations	720	490
Other real estate owned	167	67
Other taxes	235	223
Federal deposit insurance	175	211
ATM expense	163	129
Audits and exams	147	105
Other operating expenses	1,467	1,355
Total non-interest expense	9,256	8,900
Income before income taxes	2,643	3,289
Income tax expense	588	841
NET INCOME	$2,055	$2,448
Earnings per share:
Basic	$0.29	$0.34
Diluted	$0.29	$0.34

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
	(Unaudited)
	For the Three Months Ended March 31,
	2016	2015

Net income	$2,055	$2,448
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of tax, ($693) and ($583), respectively	1,347	1,136
Reclassification adjustment for gains included in net income, net of tax, $55 and $34, respectively	(108)	(67)
Unrealized losses on interest rate swaps, net of tax, $78 and $29, respectively	(149)	(57)
Reclassification adjustment for gain on interest rate swap ineffectiveness included in net income, net of tax, $0 and $2, respectively	—	(4)
Total other comprehensive income	1,090	1,008
Total comprehensive income	$3,145	$3,456

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except for per share data)
(Unaudited)

	For the Three Months Ended March 31, 2016 and 2015
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2014	$17,494	$44,892	$55,854	$3,794	$122,034

Net income	—	—	2,448	—	2,448
Other comprehensive income, net of tax	—	—	—	1,008	1,008
Cash dividends declared ($0.10 per share)	—	—	(713)	—	(713)
Restricted stock vesting (11,125 shares)	28	(28)	—	—	—
Repurchase of restricted stock (4,538 shares)	(11)	(71)	—	—	(82)
Share-based compensation	—	130	—	—	130
Balance March 31, 2015	$17,511	$44,923	$57,589	$4,802	$124,825

Balance December 31, 2015	$17,330	$44,155	$60,392	$1,677	$123,554

Net income	—	—	2,055	—	2,055
Other comprehensive income, net of tax	—	—	—	1,090	1,090
Cash dividends ($0.13 per share)	—	—	(918)	—	(918)
Restricted stock vesting (29,125 shares)	73	(73)	—	—	—
Repurchase of restricted stock (12,914 shares)	(32)	(224)	—	—	(256)
Share-based compensation	—	189	—	—	189
Repurchase of common stock (26,800 shares)	(67)	(422)	—	—	(489)
Balance March 31, 2016	$17,304	$43,625	$61,529	$2,767	$125,225

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$2,055	$2,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	649	597
Provision for loan losses	300	450
Originations of mortgage loans held for sale	(778)	—
Proceeds from the sales of mortgage loans held for sale	787	—
Net gains on the sales of mortgage loans held for sale	(9)	—
Gain on sales of securities available for sale, net	(163)	(101)
Premium amortization on securities, net	1,106	852
Share-based compensation	189	130
Loss on sale of other real estate owned, net	—	30
Valuation adjustments on other real estate owned	144	20
Increase in bank owned life insurance cash surrender value	(161)	(160)
Changes in assets and liabilities:
Increase in other assets	(983)	(942)
Increase in other liabilities	64	133
Net cash provided by operating activities	$3,200	$3,457
Cash Flows from Investing Activities
Proceeds from calls, principal repayments and sales of securities available for sale	$31,263	$28,550
Purchase of securities available for sale	(32,783)	(35,276)
Purchase of securities held to maturity	(5,020)	—
Purchase of restricted stock, net	(490)	(495)
Purchase of bank premises and equipment, net	(125)	(151)
(Loan originations) and principal collections, net	(6,541)	760
Purchases of loans	(15,890)	(8,041)
Proceeds from sales of loans	3,019	—
Proceeds from sale of other real estate owned and repossessed assets	—	661
Net cash used in investing activities	$(26,567)	$(13,992)
Cash Flows from Financing Activities
Increase in demand, interest-bearing demand and savings deposits	$22,118	$46,017
Increase (decrease) in time deposits	20,980	(13,900)
Decrease in securities sold under agreements to repurchase	(1,575)	(7,511)
Increase in FHLB borrowings	10,000	15,000
Payment of dividends on common stock	(918)	(713)
Repurchase of common stock	(745)	(82)
Net cash provided by financing activities	$49,860	$38,811
Increase in cash and cash equivalents	26,493	28,276
Cash and cash equivalents at beginning of the period	39,228	55,022
Cash and cash equivalents at end of the period	$65,721	$83,298
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,140	$1,073
Income taxes	$—	$270
Supplemental Disclosure of Non-Cash Transactions
Unrealized gain on securities available for sale	$1,877	$1,618
Change in fair value of interest rate swaps	$(227)	$(92)
Transfer of loans to other real estate owned	$526	$—

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.        General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2016 and December 31, 2015, the results of operations, comprehensive income, for the three month periods ending March 31, 2016 and 2015 and changes in shareholders' equity and cash flows for the three months ended March 31, 2016 and 2015, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued.  Management has concluded there were no additional material subsequent events to be disclosed.

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation. No reclassifications were significant and there was no effect on net income.

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

For the three months ended March 31, 2016 and 2015, the Company recorded $189,000 and $130,000, respectively, in share-based compensation expense. As of March 31, 2016, there was $2.4 million of total unrecognized compensation expense related to non-vested restricted awards under the 2006 Equity Compensation Plan. For the three months ended March 31, 2016, the Company recorded no compensation expense related to option awards. As of March 31, 2016 all outstanding option awards were previously vested and, accordingly, there was no unrecognized compensation expense as of March 31, 2016.

The aggregate intrinsic value, noted in the option table below, represents the amount by which the current market value of the underlying stock exceeds the exercise price as of March 31, 2016. Given there is no exercise price for restricted stock, the aggregate value is equal to the current market value of the stock. These amounts change based on changes in the market value of the Company’s common stock.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan:

	March 31, 2016
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Value (in thousands)
Non-vested at December 31, 2015	153,399	$17.17
Granted	53,500	20.76
Vested	(29,125)	16.17
Forfeited	—	—
Non-vested at March 31, 2016	177,774	$18.41	$3,840

The weighted-average remaining contractual term for non-vested restricted stock awards at March 31, 2016, was 3.03 years.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan and remaining outstanding unexercised options under the 1997 Stock Incentive Plan.

	March 31, 2016
	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	30,012	$14.00	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2016	30,012	$14.00	$228
Options exercisable at March 31, 2016	30,012	$14.00	$228

As of March 31, 2016, options outstanding and exercisable are summarized as follows:

Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Options Exercisable
$14.00	25,012	2.95	25,012
$14.00	5,000	3.59	5,000
$14.00	30,012	3.06	30,012

Note 3.        Securities

Amortized costs and fair values of securities held to maturity are summarized as follows.

	March 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$6,477	$—	$(35)	$6,442
Corporate securities	2,750	17	—	2,767
Total	$9,227	$17	$(35)	$9,209

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$1,457	$—	$(38)	$1,419
Corporate securities	2,750	24	(30)	2,744
Total	$4,207	$24	$(68)	$4,163

The amortized cost and fair value of securities held to maturity as of March 31, 2016, by contractual maturity are shown below.

	March 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value
Held to Maturity
Due after five years through ten years	$2,750	$2,767
Due after ten years	6,477	6,442
Total	$9,227	$9,209

Amortized costs and fair values of securities available for sale are summarized as follows:

	March 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$79,817	$1,062	$(93)	$80,786
Obligations of states and political subdivisions	68,920	2,021	(355)	70,586
Mortgage-backed securities:
Agency	135,239	3,940	(621)	138,558
Non-agency	12,062	94	(59)	12,097
Other asset backed securities	59,584	405	(893)	59,096
Corporate securities	16,688	16	(802)	15,902
Total	$372,310	$7,538	$(2,823)	$377,025

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$79,005	$315	$(380)	$78,940
Obligations of states and political subdivisions	74,071	1,956	(434)	75,593
Mortgage-backed securities:
Agency	129,360	3,046	(745)	131,661
Non-agency	12,782	33	(38)	12,777
Other asset backed securities	58,958	426	(603)	58,781
Corporate securities	17,557	22	(760)	16,819
Total	$371,733	$5,798	$(2,960)	$374,571

The amortized cost and fair value of securities available for sale as of March 31, 2016, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	March 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$482	$482
Due after one year through five years	10,142	10,412
Due after five years through ten years	25,249	24,994
Due after ten years	129,552	131,386
Mortgage-backed securities	147,301	150,655
Other asset backed securities	59,584	59,096
Total	$372,310	$377,025

Proceeds from calls, principal repayments and sales of securities available for sale during the three months ended March 31, 2016, and 2015 were $31.3 million and $28.6 million, respectively.  For the three months ended March 31, 2016 and 2015, gross gains of $171,000 and $118,000 and gross losses of $8,000 and $17,000, respectively, were realized.  The tax expense applicable to these net realized gains amounted to $55,000 and $34,000 for the three months ended March 31, 2016 and 2015, respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $112.8 million and $113.1 million at March 31, 2016 and December 31, 2015, respectively.

Investments in an unrealized loss position that are temporarily impaired are as follows:

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
March 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to Maturity
Obligations of states and political subdivisions	$1,422	$(35)	$—	$—	$1,422	$(35)
Total	$1,422	$(35)	$—	$—	$1,422	$(35)

Available for Sale
U.S. government agencies	$11,671	$(68)	$2,840	$(25)	$14,511	$(93)
Obligations of states and political subdivisions	4,641	(50)	6,589	(305)	11,230	(355)
Mortgage-backed securities:
Agency	17,296	(186)	10,814	(435)	28,110	(621)
Non-agency	2,069	(26)	999	(33)	3,068	(59)
Other asset backed securities	30,654	(541)	14,004	(352)	44,658	(893)
Corporate securities	1,450	(100)	11,110	(702)	12,560	(802)
Total	$67,781	$(971)	$46,356	$(1,852)	$114,137	$(2,823)

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to Maturity
Obligations of states and political subdivisions	$1,419	$(38)	$—	$—	$1,419	$(38)
Corporate securities	1,970	(30)	—	—	1,970	(30)
Total	$3,389	$(68)	$—	$—	$3,389	$(68)

Available for Sale
U.S. government agencies	$46,000	$(304)	$4,223	$(76)	$50,223	$(380)
Obligations of states and political subdivisions	16,559	(324)	1,082	(110)	17,641	(434)
Mortgage-backed securities:
Agency	27,627	(402)	9,911	(343)	37,538	(745)
Non-agency	7,842	(37)	671	(1)	8,513	(38)
Other asset backed securities	25,399	(276)	12,037	(327)	37,436	(603)
Corporate securities	10,740	(378)	4,866	(382)	15,606	(760)
Total	$134,167	$(1,721)	$32,790	$(1,239)	$166,957	$(2,960)

A total of 137 securities have been identified by the Company as temporarily impaired at March 31, 2016.  Of the 137 securities, 133 are investment grade and four are speculative grade.  Mortgage-backed securities, other asset backed securities and corporate securities make up the majority of the gross unrealized losses for temporarily impaired securities at March 31, 2016.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of March 31, 2016.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s consolidated income statement and balance sheet.

At March 31, 2016, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity. For debt securities related to corporate securities, the Company determined that there was no other adverse change in the cash flows as viewed by a market participant; therefore, the Company does not consider the investments in these assets to be other-than-temporarily impaired at March 31, 2016.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future. For the three months ended March 31, 2016 and the year ended December 31, 2015, no credit related impairment losses were recognized by the Company.

Restricted securities
The Company’s investment in FHLB stock totaled $5.2 million and $4.7 million at March 31, 2016 and December 31, 2015, respectively.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2016, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the consolidated balance sheets.

The Company also has an investment in Federal Reserve Bank (“FRB”) stock which totaled $1.7 million at March 31, 2016 and December 31, 2015, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2016, and no impairment has been recognized. FRB stock is shown in restricted securities on the consolidated balance sheets.

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

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
Real estate loans:
Construction	$43,254	5.3%	$39,673	4.9%
Secured by farmland	18,945	2.3	19,062	2.4
Secured by 1-4 family residential	288,855	35.0	280,096	34.8
Other real estate loans	264,456	32.1	258,035	32.0
Commercial loans	189,945	23.0	190,482	23.6
Consumer loans	19,096	2.3	18,333	2.3
Total Gross Loans (1)	$824,551	100.0%	$805,681	100.0%
Less allowance for loan losses	11,330		11,046
Net loans	$813,221		$794,635

(1)	Includes net deferred loan costs and premiums of $3.2 million and $3.5 million, respectively.

During the three months ended March 31, 2016, the Company received $3.0 million in proceeds on the sale of problem loans. Included in the sales were two loans with a recorded investment of $3.1 million as well as twelve loans with no outstanding recorded investment as they had been fully charged-off in prior periods. Gross charge-offs of $359,000 and gross recoveries of $300,000 were recorded through the allowance for loan losses during the three months ended March 31, 2016, related to the sales of these loans.

The following tables present a contractual aging of the recorded investment in past due loans by class of loans:

	March 31, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$31	$55	$86	$43,168	$43,254
Secured by farmland	—	—	—	—	18,945	18,945
Secured by 1-4 family residential	779	3,084	236	4,099	284,756	288,855
Other real estate loans	—	67	377	444	264,012	264,456
Commercial loans	271	199	1,066	1,536	188,409	189,945
Consumer loans	1,928	—	—	1,928	17,168	19,096
Total	$2,978	$3,381	$1,734	$8,093	$816,458	$824,551

	December 31, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$69	$—	$—	$69	$39,604	$39,673
Secured by farmland	—	—	—	—	19,062	19,062
Secured by 1-4 family residential	259	—	1,117	1,376	278,720	280,096
Other real estate loans	325	—	248	573	257,462	258,035
Commercial loans	1,242	15	31	1,288	189,194	190,482
Consumer loans	4	17	—	21	18,312	18,333
Total	$1,899	$32	$1,396	$3,327	$802,354	$805,681

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
Real estate loans:
Construction	$133	$—	$204	$—
Secured by 1-4 family residential	3,488	109	4,460	—
Other real estate loans	1,179	377	1,186	248
Commercial loans	1,064	25	1,036	30
Consumer loans	1,883	—	1,898	—
Total	$7,747	$511	$8,784	$278

If interest on nonaccrual loans had been accrued, such income would have approximated $127,600 and $342,000 for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

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

The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system:

March 31, 2016
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$37,533	$11,042	$281,582	$250,266	$182,969	$17,134	$780,526
Special Mention	5,642	—	878	6,988	3,573	35	17,116
Substandard	79	7,903	6,268	6,023	2,362	1,927	24,562
Doubtful	—	—	127	1,179	1,041	—	2,347
Loss	—	—	—	—	—	—	—
Ending Balance	$43,254	$18,945	$288,855	$264,456	$189,945	$19,096	$824,551

December 31, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$30,114	$10,566	$271,721	$243,768	$183,532	$16,347	$756,048
Special Mention	9,024	—	896	7,254	3,638	42	20,854
Substandard	535	8,496	6,818	5,827	2,301	1,943	25,920
Doubtful	—	—	661	1,186	1,011	—	2,858
Loss	—	—	—	—	—	1	1
Ending Balance	$39,673	$19,062	$280,096	$258,035	$190,482	$18,333	$805,681

The following tables present loans individually evaluated for impairment by class of loan:

	March 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$79	$79	$—	$126	$—
Secured by farmland	7,903	7,903	—	7,903	59
Secured by 1-4 family residential	242	277	—	242	—
Other real estate loans	—	—	—	—	—
Commercial loans	451	487	—	491	4
Consumer loans	—	—	—	—	—
Total with no related allowance	$8,675	$8,746	$—	$8,762	$63
With an allowance recorded:
Real estate loans:
Construction	$—	$—	$—	$—	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	3,860	3,912	1,086	4,004	7
Other real estate loans	4,179	4,179	330	4,285	39
Commercial loans	1,074	4,073	57	1,140	1
Consumer loans	1,883	1,883	787	2,442	—
Total with a related allowance	$10,996	$14,047	$2,260	$11,871	$47
Total	$19,671	$22,793	$2,260	$20,633	$110

	December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$100	$100	$—	$106	$—
Secured by farmland	7,903	7,903	—	7,903	237
Secured by 1-4 family residential	701	736	—	703	—
Other real estate loans	—	—	—	—	—
Commercial loans	458	493	—	490	17
Consumer loans	—	—	—	—	—
Total with no related allowance	$9,162	$9,232	$—	$9,202	$254
With an allowance recorded:
Real estate loans:
Construction	$103	$103	$53	$109	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	4,426	4,478	1,120	4,547	27
Other real estate loans	4,196	4,196	464	4,224	157
Commercial loans	1,059	4,059	27	2,315	100
Consumer loans	1,898	1,898	1,000	2,449	—
Total with a related allowance	$11,682	$14,734	$2,664	$13,644	$284
Total	$20,844	$23,966	$2,664	$22,846	$538

The “Recorded Investment” amounts in the table above represent the outstanding principal balance net of charge-offs and nonaccrual payments to principal on each loan represented in the table.  The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged-off on each loan and nonaccrual payments applied to principal.

Included in certain loan categories of impaired loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at March 31, 2016 was $15.3 million of which $3.3 million were included in the Company’s nonaccrual loan totals at that date and $12.0 million represented loans performing as agreed according to the restructured terms. This compares with $15.5 million in total restructured loans at December 31, 2015.  The amount of the valuation allowance related to TDRs was $1.2 million and $1.6 million as of March 31, 2016 and December 31, 2015, respectively.

Loan modifications that were classified as TDRs during the three months ended March 31, 2016 and 2015 were as follows:

	Loans Modified as TDRs
	For the Three Months Ended March 31,
(Dollars in thousands)	2016			2015
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	—	$—	$—
Secured by farmland	—	—	—	—	—	—
Secured by 1-4 family residential	—	—	—	—	—	—
Other real estate loans	1	368	367	—	—	—
Total real estate loans	1	$368	$367	—	$—	$—
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	1	$368	$367	—	$—	$—

There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at March 31, 2016 or December 31, 2015.

There were no TDR payment defaults during three months ended March 31, 2016 and 2015. For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

Note 5.        Allowance for Loan Losses

The following table presents, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	March 31, 2016
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2015	$905	$192	$3,341	$3,761	$1,706	$1,141	$11,046
Charge-offs	(359)	—	(7)	—	—	(6)	(372)
Recoveries	15	—	278	8	5	50	356
Provision	450	(22)	(238)	(68)	403	(225)	300
Balance at March 31, 2016	$1,011	$170	$3,374	$3,701	$2,114	$960	$11,330
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$1,086	$330	$57	$787	$2,260
Collectively evaluated for impairment	1,011	170	2,288	3,371	2,057	173	9,070
Total ending allowance balance	$1,011	$170	$3,374	$3,701	$2,114	$960	$11,330
Loans:
Individually evaluated for impairment	$79	$7,903	$4,102	$4,179	$1,525	$1,883	$19,671
Collectively evaluated for impairment	43,175	11,042	284,753	260,277	188,420	17,213	804,880
Total ending loans balance	$43,254	$18,945	$288,855	$264,456	$189,945	$19,096	$824,551

	December 31, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Charge-offs	—	—	(344)	(9)	(3,281)	(57)	(3,691)
Recoveries	246	—	359	28	14	11	658
Provision	109	13	(640)	(174)	2,619	366	2,293
Balance at December 31, 2015	$905	$192	$3,341	$3,761	$1,706	$1,141	$11,046
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$53	$—	$1,120	$464	$27	$1,000	$2,664
Collectively evaluated for impairment	852	192	2,221	3,297	1,679	141	8,382
Total ending allowance balance	$905	$192	$3,341	$3,761	$1,706	$1,141	$11,046
Loans:
Individually evaluated for impairment	$203	$7,903	$5,127	$4,196	$1,517	$1,898	$20,844
Collectively evaluated for impairment	39,470	11,159	274,969	253,839	188,965	16,435	784,837
Total ending loans balance	$39,673	$19,062	$280,096	$258,035	$190,482	$18,333	$805,681

	March 31, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Charge-offs	—	—	—	—	(246)	(20)	(266)
Recoveries	9	—	19	15	5	6	54
Provision	8	6	188	(122)	(4)	374	450
Balance at March 31, 2015	$567	$185	$4,173	$3,809	$2,109	$1,181	$12,024
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$63	$—	$1,339	$455	$50	$1,000	$2,907
Collectively evaluated for impairment	504	185	2,834	3,354	2,059	181	9,117
Total ending allowance balance	$567	$185	$4,173	$3,809	$2,109	$1,181	$12,024
Loans:
Individually evaluated for impairment	$235	$7,903	$5,352	$4,510	$790	$3,000	$21,790
Collectively evaluated for impairment	36,467	11,712	261,935	248,736	164,967	16,308	740,125
Total ending loans balance	$36,702	$19,615	$267,287	$253,246	$165,757	$19,308	$761,915

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

	For the Three Months Ended March 31,
	2016		2015
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,078,975	$0.29	7,127,910	$0.34
Effect of dilutive securities:
Stock options	9,004		7,052
Warrant	21,601		13,740
Earnings per share, diluted	7,109,580	$0.29	7,148,702	$0.34

The warrant and none of the stock options were considered anti-dilutive as of March 31, 2016 and 2015.

Note 7.        Segment Reporting

The Company operates its principal business activities of retail banking services and wealth management services in a decentralized fashion. Revenue from retail banking activity consists primarily of interest and fees earned on loans, including mortgage banking activity, interest earned on investment securities and service charges on deposit accounts. Revenue from the wealth management activities is comprised of fees based upon the market value of the accounts under administration as well as commissions on investment transactions.

Middleburg Bank and the Company have assets in custody with Middleburg Trust Company and accordingly pay Middleburg Trust Company a monthly fee. Middleburg Bank also pays interest to Middleburg Trust Company on deposit accounts with Middleburg Bank. Middleburg Trust Company pays rental and other miscellaneous occupancy expenses to Middleburg Bank. Transactions related to these relationships are eliminated to reach consolidated totals.

The following tables represent reportable segment information for the three months ended March 31, 2016 and 2015, respectively:

	For the Three Months Ended					For the Three Months Ended
	March 31, 2016					March 31, 2015
(In Thousands)	Retail Banking	Wealth Manage- ment	Parent Company	Inter- company Eliminations	Consolidated	Retail Banking	Wealth Manage- ment	Parent Company	Inter- company Eliminations	Consolidated
Revenues:
Interest income	$10,870	$2	$—	$—	$10,872	$10,696	$3	$—	$—	$10,699
Trust and investment fee income	—	1,201	—	(43)	1,158	—	1,259	—	(41)	1,218
Other income	1,319	—	—	(27)	1,292	1,790	—	—	—	1,790
Total operating income	12,189	1,203	—	(70)	13,322	12,486	1,262	—	(41)	13,707
Expenses:
Interest expense	1,053	—	70	—	1,123	999	—	69	—	1,068
Salaries and employee benefits	4,017	527	268	—	4,812	4,106	534	208	—	4,848
Provision for loan losses	300	—	—	—	300	450	—	—	—	450
Other	4,227	287	—	(70)	4,444	3,795	281	17	(41)	4,052
Total operating expenses	9,597	814	338	(70)	10,679	9,350	815	294	(41)	10,418
Income (loss) before income taxes	2,592	389	(338)	—	2,643	3,136	447	(294)	—	3,289
Income tax expense (benefit)	647	147	(206)	—	588	828	167	(154)	—	841
Net Income (loss)	$1,945	$242	$(132)	$—	$2,055	$2,308	$280	$(140)	$—	$2,448
Total assets	$1,342,502	$11,908	$126,760	$(133,049)	$1,348,121	$1,259,259	$12,145	$125,284	$(131,301)	$1,265,387
Capital expenditures	$125	$—	$—	$—	$125	$151	$—	$—	$—	$151
Goodwill and other intangibles	$—	$3,593	$—	$—	$3,593	$—	$3,765	$—	$—	$3,765

Note 8.        Capital Purchase Program

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share, at an initial exercise price of $15.85 per share. As a result of the completion of a public stock offering in 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101 and the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement. During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of March 31, 2016.

Note 9.        Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. U.S. GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. The three levels of the fair value hierarchy are as follows:

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)	March 31, 2016
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$80,786	$—	$80,786	$—
Obligations of states and political subdivisions	70,586	—	70,586	—
Mortgage-backed securities:
Agency	138,558	—	138,558	—
Non-agency	12,097	—	12,097	—
Other asset backed securities	59,096	—	59,096	—
Corporate securities	15,902	—	15,902	—
Interest rate swaps	242	—	242	—
Interest rate cap	12	—	12	—
Liabilities:
Interest rate swaps	766	—	766	—

(Dollars in thousands)	December 31, 2015
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$78,940	$—	$78,940	$—
Obligations of states and political subdivisions	75,593	—	75,593	—
Mortgage-backed securities:
Agency	131,661	—	131,661	—
Non-agency	12,777	—	12,777	—
Other asset backed securities	58,781	—	58,781	—
Corporate securities	16,819	—	16,819
Interest rate swaps	73	—	73	—
Interest rate cap	39		39
Liabilities:
Interest rate swaps	370	—	370	—

Measured on nonrecurring basis

The Company may be required, from time to time, to measure and recognize certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. The following describes the valuation techniques and inputs used by the Company in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the financial statements.

Impaired Loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  Any given loan may have multiple types of collateral. The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level II).  However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level III. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business' financial statements if not considered significant.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level III).  Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

Other Real Estate Owned
Other Real Estate Owned (“OREO”) is measured at fair value less estimated costs to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level III. The initial fair value of OREO is based on an appraisal performed at the time of foreclosure. Subsequent fair value adjustments are recorded in the period incurred and included in other non-interest expense on the consolidated statements of income.

For the purpose of OREO valuations, appraisals are discounted 10% for selling costs and it is the policy of the Company to obtain annual appraisals for properties held in accordance with the bank's OREO policy. Any fair value adjustments are recorded in the period incurred as loss on other real estate owned on the consolidated statements of income.

Repossessed Assets
The value of repossessed assets is determined by the Company based on marketability and other factors and is considered Level III.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in thousands)	March 31, 2016
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$8,736	$—	$—	$8,736
Other real estate owned	$3,727	$—	$—	$3,727
Repossessed assets (1)	$1,043	$—	$—	$1,043

(Dollars in thousands)	December 31, 2015
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$9,018	$—	$—	$9,018
Other real estate owned	$3,345	$—	$—	$3,345
Repossessed assets (1)	$1,043	$—	$—	$1,043

(1)	Included in other assets on the consolidated balance sheets.

The following table presents quantitative information as of March 31, 2016 and December 31, 2015 about Level III fair value measurements for assets measured at fair value on a nonrecurring basis:

March 31, 2016	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$5,321	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 100% (14%)
Impaired loans	$3,415	Present value of cash flows	Discount rate	6% - 8% (7%)
Other real estate owned	$3,727	Appraisals	Discount to reflect current market conditions and estimated selling costs	10%
Repossessed assets	$1,043	Market analysis	Historical sales activity	50%

December 31, 2015	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$5,434	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 100% (17%)
Impaired loans	$3,584	Present value of cash flows	Discount rate	6% - 8% (7%)
Other real estate owned	$3,345	Appraisals	Discount to reflect current market conditions and estimated selling costs	10%
Repossessed assets	$1,043	Market analysis	Historical sales activity	50%

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  U.S. GAAP excludes certain financial instruments and all non-

financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

FHLB Borrowings and Subordinated Notes
For variable rate long-term debt, fair values are based on carrying values.  For fixed rate debt, fair values are estimated based on observable market prices and discounted cash flow analysis using interest rates for borrowings of similar remaining maturities and characteristics.  The fair values of the Company's Subordinated Notes are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance Sheet Financial Instruments
The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2016 and December 31, 2015, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the tables below.

Fair Value of Financial Instruments
The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

(Dollars in thousands)	March 31, 2016
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$65,721	$65,721	$65,721	$—	$—
Securities held to maturity	9,227	9,209	—	9,209	—
Securities available for sale	377,025	377,025	—	377,025	—
Loans, net	813,221	823,904	—	—	823,904
Bank owned life insurance	23,434	23,434	—	23,434	—
Accrued interest receivable	5,172	5,172	—	5,172	—
Interest rate swaps	242	242	—	242	—
Interest rate cap	12	12	—	12	—
Financial liabilities:
Deposits	$1,083,898	$1,083,820	$—	$1,083,820	$—
Securities sold under agreements to repurchase	25,294	25,294	—	25,294	—
FHLB borrowings	95,000	95,155	—	95,155	—
Subordinated notes	5,155	5,163	—	5,163	—
Accrued interest payable	393	393	—	393	—
Interest rate swaps	766	766	—	766	—

(Dollars in thousands)	December 31, 2015
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$39,228	$39,228	$39,228	$—	$—
Securities held to maturity	4,207	4,163	—	4,163	—
Securities available for sale	374,571	374,571	—	374,571	—
Loans, net	794,635	802,535	—	—	802,535
Bank-owned life insurance	23,273	23,273	—	23,273	—
Accrued interest receivable	5,204	5,204	—	5,204	—
Interest rate swaps	73	73	—	73	—
Interest rate cap	39	39		39
Financial liabilities:
Deposits	$1,040,800	$1,040,016	$—	$1,040,016	$—
Securities sold under agreements to repurchase	26,869	26,869	—	26,869	—
FHLB borrowings	85,000	85,033	—	85,033	—
Subordinated debt	5,155	5,157	—	5,157	—
Accrued interest payable	410	410	—	410	—
Interest rate swaps	370	370	—	370	—

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

During March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

Note 11.        Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three months ended March 31, 2016 and 2015 were:

(Dollars in thousands)	Unrealized Gains on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance December 31, 2014	$3,979	$(185)	$3,794
Unrealized holding gains (net of tax, $583)	1,136	—	1,136
Reclassification adjustment (net of tax, $34)	(67)	—	(67)
Unrealized loss on interest rate swaps (net of tax, $29)	—	(57)	(57)
Reclassification adjustment (net of tax, $2)	—	(4)	(4)
Balance March 31, 2015	$5,048	$(246)	$4,802

Balance December 31, 2015	$1,872	$(195)	$1,677
Unrealized holding gains (net of tax, $693)	1,347	—	1,347
Reclassification adjustment (net of tax, $55)	(108)	—	(108)
Unrealized loss on interest rate swaps (net of tax, $78)	—	(149)	(149)
Balance March 31, 2016	$3,111	$(344)	$2,767

The following table presents information related to reclassifications from accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	For the Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Securities available for sale (1):
Net securities gains reclassified into earnings	$(163)	$(101)	Gain on sales of securities available for sale, net
Related income tax expense	55	34	Income tax expense
Derivatives (2):
Gain on interest rate swap ineffectiveness	—	(6)	Other operating expenses
Related income tax expense	—	2	Income tax expense
Net effect on accumulated other comprehensive income for the period	(108)	(71)	Net of tax
Total reclassifications for the period	$(108)	$(71)	Net of tax

(1)	For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".

(2)	For more information related to unrealized losses on derivatives, see Note 12, "Derivatives".

Note 12.        Derivatives

The Company utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Company accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Company designates each derivative instrument at the inception of the derivative transaction in accordance with this guidance. Information concerning each of the Company's categories of derivatives as of March 31, 2016 and December 31, 2015 is presented below.

Derivatives designated as cash flow hedges

During 2010, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap was designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s trust preferred capital securities. The swap hedges the cash flow associated with the trust preferred capital notes wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty.  The swap is calculated on a notional amount of $5.2 million.  The term of the swap is 10 years and commenced on October 23, 2010.  The Company has cash collateral reserved for this swap in the amount of $400,000 as of March 31, 2016 and December 31, 2015. The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

During 2013, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s FHLB borrowings. The swap hedges the cash flows associated with the FHLB borrowings wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 1.43% to the same counterparty.  The swap is calculated on a notional amount of $10.0 million.  The term of the swap is 5 years and commenced on November 25, 2013.  The Company has cash collateral reserved for this swap in the amount of $300,000 as of March 31, 2016 and December 31, 2015. The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, there was no hedge ineffectiveness identified for the three months ended March 31, 2016 and 2015. At December 31, 2015 there was no hedge ineffectiveness identified for this interest rate swap.

The amounts included in accumulated other comprehensive income as unrealized losses (fair value, net of tax) were $344,000 and $195,000 as of March 31, 2016 and December 31, 2015, respectively.

Information concerning the derivatives designated as a cash flow hedges at March 31, 2016 and December 31, 2015 is presented in the following tables:

	March 31, 2016
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$346	0.62%	2.59%	4.5
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$178	0.43%	1.43%	2.7

	December 31, 2015
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$226	0.32%	2.59%	4.8
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$71	0.23%	1.43%	3.0

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
Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	March 31, 2016
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,698	$—	$128	1 month LIBOR plus 200 BP	3.90%	11.6
Pay fixed - receive floating interest rate swap	1	1,695	—	114	1 month LIBOR plus 180 BP	4.09%	8.6
Pay floating - receive fixed interest rate swap	1	3,698	128	—	3.90%	1 month LIBOR plus 200 BP	11.6
Pay floating - receive fixed interest rate swap	1	1,695	114	—	4.09%	1 month LIBOR plus 180 BP	8.6
Total derivatives not designated		$10,786	$242	$242

	December 31, 2015
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,760	$—	$21	1 month LIBOR plus 200 BP	3.90%	11.9
Pay fixed - receive floating interest rate swap	1	1,706	—	52	1 month LIBOR plus 180 BP	4.09%	8.9
Pay floating - receive fixed interest rate swap	1	3,760	21	—	3.90%	1 month LIBOR plus 200 BP	11.9
Pay floating - receive fixed interest rate swap	1	1,706	52	—	4.09%	1 month LIBOR plus 180 BP	8.9
Total derivatives not designated		$10,932	$73	$73

Rate Cap Transaction
At March 31, 2016, the Company had one derivative instrument in the form of an interest rate cap agreement with a notional amount of $10.0 million. The notional amount of the financial derivative instrument does not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreement. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party. We do not expect any counterparty to fail to meet its obligations.

The details of the interest rate cap agreement as of March 31, 2016 and December 31, 2015 are summarized below:

March 31, 2016
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at March 31, 2016	Fair Value March 31, 2016	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$12	$—

December 31, 2015
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at December 31, 2015	Fair Value December 31, 2015	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$39	$—

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

At March 31, 2016 and December 31, 2015, the total fair value of the interest rate cap agreement was $12,000 and $39,000, respectively. The fair value of the interest rate cap agreement is included in other assets on the Company's consolidated balance sheets. Changes in fair value are recorded in earnings in other operating expenses. At March 31, 2016 and December 31, 2015, $27,000 and $31,000 was recognized in other operating expenses. There was no interest rate cap at March 31, 2015, therefore there were no changes in fair value and no amounts recognized in other operating expenses.

The premium paid on the interest rate cap agreement is recognized as a decrease in interest income over the duration of the agreement using the caplet method. For the three months ended March 31, 2016 and for the year ended December 31, 2015, no premium amortization was required.

Note 13.        Other Real Estate Owned (OREO)

At March 31, 2016 and December 31, 2015, OREO balances were $3.7 million and $3.3 million, respectively. OREO is primarily comprised of residential properties and non-residential properties, and are located primarily in the state of Virginia. Changes in the balance for OREO, net of valuation allowances, are as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Balance at the beginning of year, net	$3,345	$4,051
Transfers from loans and to premises and equipment, net	526	287
Sales proceeds	—	(814)
Loss on disposition	—	(100)
Less valuation adjustments	(144)	(79)
Balance at the end of year, net	$3,727	$3,345

Expenses applicable to OREO, were $167,000 and $67,000 during the three months ended March 31, 2016 and 2015, respectively.

The major classifications of OREO in the consolidated balance sheets at March 31, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Real estate loans:
Construction	$880	$853
Secured by farmland	—	—
Secured by 1-4 family residential	2,336	1,958
Other real estate loans	511	534
Total real estate loans	$3,727	$3,345

At March 31, 2016, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. At December 31, 2015, the Company had one consumer mortgage loan secured by residential real estate that totaled $530,000 for which foreclosure was in process and subsequently transfered to OREO.

Note 14.        Low Income Housing Tax Credits

The Company has invested in four separate housing equity funds at March 31, 2016 and December 31, 2015. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $8.87 million and $9.03 million at March 31, 2016 and December 31, 2015, respectively. The expected terms of these investments and the related tax benefits run through 2033. Tax credits and other tax benefits recognized during the three months ended March 31, 2016 and 2015, were $146,000 and $123,000, respectively, related to these investments. Total projected tax credits to be received for 2016 are $531,000, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $9.31 million at March 31, 2016 and December 31, 2015, and are included in other liabilities on the consolidated balance sheets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at March 31, 2016 and results of operations of the Company for the three months ended March 31, 2016 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2015 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc.  Middleburg Bank is a community bank serving the Virginia counties of Prince William, Loudoun, Fairfax, Fauquier, the City of Williamsburg and the City of Richmond with twelve financial service centers and one limited service facility.  Middleburg Investment Group is a non-bank holding company with one wholly owned subsidiary, Middleburg Trust Company.  Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s financial service centers.

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

Net income for the quarter ended March 31, 2016 declined by 16.05% to $2.06 million from $2.45 million for the same period in 2015. Earnings per diluted share for the quarter ended March 31, 2016 were $0.29 per share compared to $0.34 per share for the same period in 2015. Net income in the first quarter of 2015 included a large recovery in expenses related to a loan that had previously been charged off.

Annualized return on average assets for the quarter ended March 31, 2016 was 0.63% compared to 0.80% for the same period in 2015. Annualized return on average equity for the quarter ended March 31, 2016 was 6.63% compared to 8.01% for the same period in 2015.

The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, decreased from 3.40% for the quarter ended March 31, 2015 to 3.24% for the quarter ended March 31, 2016.

The Company recorded a provision for loan losses in the amount of $300,000 for the quarter ended March 31, 2016 compared to $450,000 for the same period in 2015. Refer to the discussion of asset quality in the financial condition section for specific discussion in the movement of asset quality.

Non-interest income for the quarter ended March 31, 2016 decreased by 18.55% compared to the quarter ended March 31, 2015. In the first quarter of 2015, there was a substantial recovery of expenses related to a loan that had previously been charged-off. Excluding this recovery of expenses totaling $565,000, other operating income in the first quarter of 2015 would have been $277,000 compared to $221,000 for the first quarter of 2016. Other operating income generally includes revenue from prepayment penalties, safe deposit charges, wire fees and other miscellaneous adjustments.

Non-interest expense increased by 4.00% compared to the quarter ended March 31, 2015. The increase in non-interest expenses for the quarter compared to the same period in 2015 was primarily the result of costs related to other real estate owned (OREO) which increased due to an increase in valuation adjustments recorded and an increase in computer expense due to $150,000 termination fee for converting to a new on-line banking platform.

The Company’s capital ratios remain well above regulatory minimum capital ratios as of March 31, 2016:

Capital Ratios	Actual March 31, 2016	Regulatory Minimum (1)	Excess Over Regulatory Minimum
Tier 1 leverage ratio	9.4%	4.0%	5.4%
Common equity tier 1 ratio	15.6%	7.0%	8.6%
Tier 1 risk-based capital ratio	16.2%	8.5%	7.7%
Total risk-based capital ratio	17.5%	10.5%	7.0%

(1)
Assumes fully phased-in Basel III regulatory capital rules. The Common Equity Ratio, the Tier 1 Ratio and the Total Capital Ratio include a 2.50% Capital Conservation Buffer that must be maintained in order for the bank to remain well capitalized and to avoid restrictions on payments of dividends, bonuses, capital repurchases and restricted payments.

At March 31, 2016, total assets were $1.35 billion, an increase of 4.11% since December 31, 2015.  Gross loans held-for-investment increased by $18.87 million to $824.55 million, an increase of 2.34% since December 31, 2015. Total deposits were $1.08 billion, an increase of 4.14% since December 31, 2015. Non-maturity deposits, including demand, NOW and savings deposits increased by $22.12 million from December 31, 2015 to $818.34 million at March 31, 2016.  Time deposits increased by 8.58% or $20.98 million from December 31, 2015 to $265.56 million at March 31, 2016.

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

Allowance for Loan Losses
Middleburg Bank monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  Middleburg Bank maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance:  the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with U.S. GAAP; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

Middleburg Bank evaluates various loans individually for impairment as required by applicable accounting standards.  Loans evaluated individually for impairment include nonperforming loans, such as loans on nonaccrual, loans past due 90 days or more, troubled debt restructurings and other loans selected by management.  The evaluations are based upon discounted cash flows, collateral valuations or observable market price.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment with a group of loans that have similar characteristics.

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

The amount of estimated impairment for individually evaluated loans and groups of unimpaired loans is added together for a total estimate of loans losses.  This estimate of losses is compared to the allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  Middleburg Bank recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is appropriately stated.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which may be material to the consolidated financial statements.

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

Results of Operations

The Company's net income for the first quarter of 2016 was $2.06 million, a decrease of $393,000 or 16.05% compared to the first quarter of 2015. For the first quarter of 2016, earnings per diluted share was $0.29 compared to earnings per diluted share of $0.34 for the first quarter of 2015.

The following tables reflect an analysis of the Company’s net interest income for the quarters ended March 31, 2016 and 2015 using the daily average balances of the Company’s assets and liabilities for the periods indicated. Nonaccrual loans are included in the loan balances.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$336,696	$2,142	2.56%	$309,842	$1,965	2.57%
Tax-exempt (1)	49,231	685	5.60%	52,606	699	5.39%
Total securities	$385,927	$2,827	2.95%	$362,448	$2,664	2.98%
Loans:
Taxable	$809,451	$8,223	4.09%	$751,590	$8,237	4.44%
Tax-exempt (1)	723	10	5.56%	615	8	5.28%
Total loans (3)	$810,174	$8,233	4.09%	$752,205	$8,245	4.45%
Interest on deposits with other banks and federal funds sold	44,407	48	0.43%	61,203	30	0.20%
Total earning assets	$1,240,508	$11,108	3.60%	$1,175,856	$10,939	3.77%
Less: allowances for loan losses	(11,177)			(11,660)
Total nonearning assets	81,563			76,223
Total assets	$1,310,894			$1,240,419
Liabilities:
Interest-bearing deposits:
Checking	$355,670	$191	0.22%	$337,126	$166	0.20%
Regular savings	128,113	59	0.19%	115,319	53	0.19%
Money market savings	75,498	38	0.20%	69,536	32	0.19%
Time deposits:
$100,000 and over	143,285	319	0.90%	132,240	292	0.90%
Under $100,000	109,685	264	0.97%	110,367	312	1.15%
Total interest-bearing deposits	$812,251	$871	0.43%	$764,588	$855	0.45%
Securities sold under agreements to repurchase	27,419	1	0.01%	33,761	45	0.54%
FHLB borrowings and other debt	98,012	251	1.03%	65,988	168	1.03%
Total interest-bearing liabilities	$937,682	$1,123	0.48%	$864,337	$1,068	0.50%
Non-interest bearing liabilities:
Demand deposits	234,780			238,785
Other liabilities	13,726			13,419
Total liabilities	$1,186,188			$1,116,541
Shareholders' equity	124,706			123,878
Total liabilities and shareholders' equity	$1,310,894			$1,240,419
Net interest income		$9,985			$9,871
Interest rate spread			3.12%			3.27%
Cost of Funds			0.39%			0.39%
Interest expense as a percent of average earning assets			0.36%			0.37%
Net interest margin			3.24%			3.40%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 366 day year for 2016 and 365 day year for 2015.

(3)	Total average loans include loans on non-accrual status.

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

Net interest income was $9.75 million for the quarter ended March 31, 2016.  This is an increase of 1.23% compared to the same period in 2015.  The net interest margin for the quarter ended March 31, 2016 was 3.24% compared to 3.40% for the same period in 2015.

The following factors contributed to the change in the net interest margin:

•
Yields on earning assets during the quarter ended March 31, 2016 declined by 17 basis points ("bp") compared to the same period in 2015. This included a 36 bp decrease in loan yields and a 3 bp decrease in yields on investment securities for the same period.

•	Cost of funds which includes non-interest bearing deposits was 39 bp for the quarter ended March 31, 2016, unchanged compared to the same period of 2015.

The decline in yields on investment securities was moderated as a result of lower premium amortization as prepayments on mortgage backed securities slowed during the quarter, which offset the lower yields for securities that were added to the portfolio during the period. Loan yields declined due to refinancing of existing loans and new loan originations generated at lower rates.

The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio.  The tax rate utilized in calculating the tax benefit for each of the reported periods is 34%.  The reconciliation of tax equivalent net interest income, which is not a measurement under U.S. GAAP, to net interest income is reflected in the table below.

	For the Three Months Ended March 31,
(Dollars in thousands)	2016	2015
GAAP measures:
Interest Income - Loans	$8,230	$8,243
Interest Income - Investments & Other	2,642	2,456
Interest Expense - Deposits	871	855
Interest Expense - Other Borrowings	252	213
Total Net Interest Income	$9,749	$9,631
Non-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	233	238
Non-taxable interest income - loans	3	2
Total Tax Benefit Realized on Non-Taxable Interest Income	$236	$240
Total Tax Equivalent Net Interest Income	$9,985	$9,871

Based on our internal interest rate risk models and the assumption of a sustained low rate environment, the Company expects net interest income to trend upward slightly throughout the next 12 months as principal paydowns from the securities portfolio are redeployed into higher yielding loans. It is anticipated that targeted growth in earning assets and liability repricing opportunities will help mitigate the impact to the Company’s net interest margin.  The Asset/Liability Management Committee continues to focus on various strategies to maintain the net interest margin.

Non-Interest Income
Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income includes fees generated by the commercial and retail banking segment and the wealth management segment.  Non-interest income for the quarter ended March 31, 2016 was lower by 18.55% compared to the quarter ended March 31, 2015.  A more detailed discussion of non-interest income follows:

•
The primary reason for the decrease in non-interest income for the quarter ended March 31, 2016 compared to the same period in 2015 stemmed from a $565,000 recovery in the first quarter of 2015 of expenses related to a loan that had been charged-off prior to 2015.

•
Total revenue generated by our wealth management group, Middleburg Investment Group ("MIG") was $1.16 million for the quarter ended March 31, 2016, a decrease of 4.93% compared to the same period of 2015. Fee income is based primarily upon market fluctuations for assets under administration which were $1.93 billion at March 31, 2016 and $1.87 billion at March 31, 2015.

The following table depicts the changes in non-interest income:

(Dollars in thousands)	For the Three Months Ended March 31,
	2016	2015
Service charges on deposit accounts	$279	$259
Trust services income	1,158	1,218
ATM fee income	327	299
Gains on sales of loans held for sale, net	9	—
Gains on sales of securities available for sale, net	163	101
Commissions on investment sales	132	129
Bank owned life insurance	161	160
Other operating income	221	842
Total non-interest income	$2,450	$3,008

Non-Interest Expense
Non-interest expense for the quarter ended March 31, 2016, increased by 4.00% compared to the same period in 2015. Principal reasons for the changes in non-interest expenses were the following:

•	Costs related to other real estate owned (OREO) increased, primarily due to a valuation adjustment of $189,000 for one property resulting from an updated appraisal received during the current quarter.

•
Computer operations increased to $720,000 for the current quarter compared to $490,000 for the quarter ended March 31, 2015. The increase in computer operations expenses compared to the same period in 2015 was largely due to a $150,000 termination fee for converting to a new on-line banking platform.

•	Other operating expenses increased by 8.27% when compared to the same period in 2015. This category includes meals and entertainment expenses, advisory expenses and legal costs.

The following table depicts the changes in non-interest expense:

(Dollars in thousands)	For the Three Months Ended March 31,
	2016	2015
Salaries and employee benefits	$4,812	$4,848
Occupancy and equipment	1,315	1,339
Advertising	55	133
Computer operations	720	490
Other real estate owned	167	67
Other taxes	235	223
Federal deposit insurance	175	211
ATM expense	163	129
Audits and exams	147	105
Other operating expenses	1,467	1,355
Total non-interest expense	$9,256	$8,900

The adjusted efficiency ratio is not a measurement under U.S. GAAP. The Company calculates its efficiency ratio by dividing non-interest expense (adjusted for amortization of intangibles and other real estate expenses) by the sum of tax equivalent net interest income and non-interest income excluding gains and losses on the investment portfolio. The tax rate utilized in calculating tax equivalent amounts is 34%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the adjusted efficiency ratio for the three months ended March 31, 2016 and 2015 is as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Summary of Operating Results:
Non-interest expense	$9,256	$8,900
Less: Amortization expense	43	43
Less: Other real estate owned expenses, net	167	67
Adjusted non-interest expense	$9,046	$8,790

Net interest income	$9,749	$9,631

Non-interest income	2,450	3,008
Less: Gains on securities available for sale, net	163	101
Adjusted non-interest income	$2,287	$2,907
Tax equivalent adjustment (2)	319	322
Total net interest income and non-interest income, adjusted	$12,355	$12,860

Efficiency ratio, adjusted	73.22%	68.35%
Efficiency ratio, U.S. GAAP (1)	75.88%	70.42%

(1)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income.

(2)
Includes tax-equivalent interest adjustments on loans and securities as well as tax-equivalent non-interest income adjustments related to the increase in cash surrender value of bank owned life insurance.

Income Taxes
Income taxes on earnings amounted to $588,000, resulting in an effective tax rate of 22.25% for the quarter ended March 31, 2016, compared with $841,000, or 25.57% for the quarter ended March 31, 2015. The primary reason for the decline in the effective tax rate was a benefit from low income housing tax credits. For a further discussion of low income housing tax credits, see “Note 14. Low Income Housing Tax Credits".

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total consolidated assets at March 31, 2016 were $1.35 billion, an increase of 4.11% from December 31, 2015. Changes in major asset categories were as follows:

•	Cash balances and deposits with other banks increased by $26.49 million compared to December 31, 2015.

•	Loan momentum was strong with loans held-for-investment growing by 2.34% or $18.87 million to $824.55 million as of March 31, 2016 compared to $805.68 million on December 31, 2015.

•	The Company deployed some of its excess liquidity into growing its securities portfolio which increased by $7.47 million compared to December 31, 2015.

Total consolidated liabilities at March 31, 2016 were $1.22 billion, an increase of 4.40% from December 31, 2015. Total deposits increased by $43.10 million from December 31, 2015 to $1.08 billion as of March 31, 2016. Federal Home Loan Bank borrowings increased by $10 million to $95 million.

Shareholders' equity at March 31, 2016 was $125.23 million, compared to $123.55 million at December 31, 2015. Retained earnings at March 31, 2016 were $61.53 million compared to retained earnings of $60.39 million at December 31, 2015. The book value of the Company’s common stock at March 31, 2016 was $17.64 per share versus $17.44 per share at December 31, 2015.

Loans
The Company’s loan portfolio at March 31, 2016 totaled 66.47% of average earning assets with a tax equivalent yield of 4.09% during the three month period ended March 31, 2016.

The following table summarized total loans by category:

	March 31,	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Real estate loans:
Construction	$43,254	$39,673	$33,050	$36,025	$50,218
Secured by farmland	18,945	19,062	19,708	16,578	11,876
Secured by 1-4 family residential	288,855	280,096	265,216	273,384	260,620
Other real estate loans	264,456	258,035	255,236	260,333	254,930
Commercial loans	189,945	190,482	163,269	129,554	118,573
Consumer loans	19,096	18,333	18,367	12,606	13,260
Total gross loans	824,551	805,681	754,846	728,480	709,477
Less allowance for loan losses	11,330	11,046	11,786	13,320	14,311
Net loans	$813,221	$794,635	$743,060	$715,160	$695,166

Changes in the loan portfolio at March 31, 2016 compared to December 31, 2015 were as follows:

•
Real estate construction loans primarily consist of pre-sold 1-4 family residential loans along with some commercial construction loans.  This category represented 5.30% of total loans, an increase of approximately $3.58 million from $39.67 million.

•	Loans secured by farmland decreased by $117,000 from $19.06 million.

•	Loans secured by 1-4 family residential real estate represented 35.00% of total loans, an increase of $8.76 million.

•
Other real estate loans are typically non-farm, non-residential real estate loans which are, in most cases, owner-occupied commercial buildings.  Other real estate loans represented 32.10% of total loans, an increase of $6.42 million.

•	Commercial loans, which consist of secured and unsecured loans to small businesses, decreased by 0.28%.

•	Consumer loans increased by $763,000 or 4.16%.

Asset Quality
Total nonperforming assets decreased to $25.06 million as of March 31, 2016 compared to $25.51 million as of December 31, 2015. Nonperforming assets include:

•
Nonaccrual loans declined by 11.81% to $7.75 million as of March 31, 2016 compared to $8.78 million as of December 31, 2015 and declined by 19.51% when compared to $9.63 million as of March 31, 2015. The decline in nonaccrual loans compared to the prior quarter was primarily due to one loan on nonaccrual that paid off in the first quarter of 2016 and one loan with property in foreclosure that was transferred to OREO during the quarter.

•
Restructured loans that were accruing were $12.03 million as of March 31, 2016 compared to $12.06 million and $4.26 million as of December 31, 2015 and March 31, 2015, respectively. The increase in restructured loans that were accruing was due to the restructuring of two loans that were part of a single relationship during the second quarter of 2015.

•	Other real estate owned was $3.73 million as of March 31, 2016 compared to $3.35 million and $3.40 million as of December 31, 2015 and March 31, 2015, respectively.

•	Loans past due 90+ days and still accruing $511,000 as of March 31, 2016 compared to $278,000 and $74,000 as of December 31, 2015 and March 31, 2015, respectively.

The Company increased its allowance for loan and lease losses ("ALLL") slightly to $11.33 million or 1.37% of total loans at March 31, 2016 compared to $11.05 million or 1.37% of total loans at December 31, 2015. The increase was largely due to loan growth which led to a higher general reserve. The provision for loan losses decreased to $300,000 in the first quarter of 2016 compared to a provision of $2.7 million in the previous quarter and a provision of $450,000 for the same period in 2015.

Total past due loans have increased $4.77 million since December 31, 2015. The increase was substantially the result of previously identified problem loans becoming past due during the period which remained past due at period end. These loans were on nonaccrual and considered to be impaired at December 31, 2015. Based on our updated impairment evaluations for the quarter ended March 31, 2016, no additional reserves were required.

During the three months ended March 31, 2016, the Company received $3.0 million in proceeds on the sale of problem loans. Included in the sales were two loans with a recorded investment of $3.1 million as well as twelve loans with no outstanding recorded investment as they had been fully charged-off in prior periods. Gross charge-offs of $359,000 and gross recoveries of $300,000 were recorded through the allowance for loan losses during the three months ended March 31, 2016, related to the sales of these loans.

The table below summarizes nonperforming assets for the periods indicated.

	March 31,	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans	$7,747	$8,784	$9,944	$19,752	$21,664
Restructured loans (1)	12,027	12,058	4,295	4,674	5,132
Accruing loans greater than 90 days past due	511	278	30	808	1,044
Total nonperforming loans	$20,285	$21,120	$14,269	$25,234	$27,840
Other real estate owned	3,727	3,345	4,051	3,424	9,929
Repossessed assets (2)	1,043	1,043	1,132	—	—
Total nonperforming assets	$25,055	$25,508	$19,452	$28,658	$37,769

Allowance for loan losses	$11,330	$11,046	$11,786	$13,320	$14,311

Nonperforming loans to total loans	2.46%	2.62%	1.89%	3.46%	3.92%
Allowance for loan losses to nonperforming loans	55.85%	52.30%	82.60%	52.80%	51.40%
Nonperforming assets to total assets	1.86%	1.97%	1.59%	2.33%	3.05%

(1)	Amount reflects restructured loans that are not included in nonaccrual loans.

(2)	Included in other assets.

Included in nonperforming loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at March 31, 2016 was $15.3 million of which $3.3 million were included in the Company’s nonaccrual loan totals at that date and $12.0 million represented loans performing as agreed to the restructured terms. This compares with $15.5 million in total TDRs at December 31, 2015. The amount of the valuation allowance related to TDRs was $1.19 million and $1.60 million as of March 31, 2016 and December 31, 2015, respectively.

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

The allowance for loans losses was $11.33 million or 1.37% of total loans at March 31, 2016 compared to $11.05 million or 1.37% of total loans at December 31, 2015 and $12.02 million or 1.58% of total loans at March 31, 2015.

The following table depicts the transactions, in summary form, related to the allowance for loan losses.

	For the Three Months Ended	For the Year Ended
(Dollars in thousands)	March 31, 2016	December 31, 2015
Balance, beginning of period	$11,046	$11,786
Add: Provision for loan losses	300	2,293
Less: Charge-offs:
Real estate loans:
Construction	$(359)	$—
Secured by 1-4 family residential	(7)	(344)
Other real estate loans	—	(9)
Commercial loans	—	(3,281)
Consumer loans	(6)	(57)
Total charge-offs	$(372)	$(3,691)
Add: Recoveries:
Real estate loans:
Construction	$15	$246
Secured by 1-4 family residential	278	359
Other real estate loans	8	28
Commercial loans	5	14
Consumer loans	50	11
Total recoveries	$356	$658
Net charge-offs	$(16)	$(3,033)
Balance, end of period	$11,330	$11,046

Allowance for loan losses to total loans	1.37%	1.37%
Net charge-offs to average loans	0.0021%	0.39%

The allocation of the allowance (dollars in thousands) at March 31, 2016 and December 31, 2015 were:

	March 31, 2016	December 31, 2015
Real Estate Construction	$1,011	$905
Real Estate Secured by Farmland	170	192
1-4 Family Residential	3,374	3,341
Other Real Estate Loans	3,701	3,761
Commercial	2,114	1,706
Consumer	960	1,141
	$11,330	$11,046

The Company has allocated the allowance according to the amount deemed reasonably necessary to provide for the probable losses inherent within each loan category.  The allocation of the allowance should not be interpreted as an indication that loan losses in future years will occur in the same proportions that they may have in prior periods or that the allocation indicates future loan loss trends.  Additionally, the proportion allocated to each loan category is not the total amount that may be available for future losses that could occur within such categories since the total allowance is available to absorb losses on the total portfolio.

Securities
The carrying value of the securities portfolio, excluding restricted stock, was $386.25 million at March 31, 2016, compared to $378.78 million at December 31, 2015.

Unrealized losses were $2.86 million and $3.03 million at March 31, 2016 and December 31, 2015, respectively. Unrealized gains were $7.56 million and $5.82 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the Company evaluated the investment portfolio for possible other-than-temporary impairment and concluded that no adverse change in cash flows occurred and did not consider any securities to be other-than-temporarily impaired.

The securities portfolio at March 31, 2016 and December 31, 2015 represented approximately 31.14% and 31.8% of the average earning assets of the Company during the periods then ended.

Goodwill and Other Identified Intangibles
Goodwill and other identified intangibles decreased by $43,000 to $3.59 million at March 31, 2016. This decrease is attributable to amortization expense related to intangibles.

Deposits
Total deposits increased by $43.10 million from December 31, 2015 to $1.08 billion as of March 31, 2016, primarily due to strong deposit inflows, specifically in time deposits and non-interest bearing business checking accounts during the period.

Time deposits increased by $20.98 million or 8.58% from December 31, 2015 to $265.56 million at March 31, 2016. Time deposits include brokered certificates of deposit and CDARS deposits. Securities sold under agreements to repurchase (“Repo Accounts”) decreased by $1.58 million from $26.87 million at December 31, 2015 to $25.29 million at March 31, 2016. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000. All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

FHLB Borrowings
The Company had no overnight advances from the Federal Home Loan Bank of Atlanta (“FHLB”) outstanding at March 31, 2016. FHLB term advances were $95.00 million at March 31, 2016, higher by $10.00 million compared to December 31, 2015.  The majority of FHLB advances have a remaining maturity of less than one year and we expect to replace them with core deposits as the advances mature.

Capital Resources and Dividends

Shareholders' equity was $125.23 million at March 31, 2016 compared to $123.55 million at December 31, 2015. During the three month period ended March 31, 2016, the Company declared common stock dividends of $0.13 per share compared to $0.10 per share for the same period in 2015. The book value of common stock was $17.64 per share at March 31, 2016 and $17.44 at December 31, 2015.

On September 15, 2015, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock, or approximately 8% of the Company’s outstanding shares. The repurchase program was effective immediately and runs through December 31, 2017. This program replaces the previous repurchase program adopted in 1999, pursuant to which the Company had 24,084 shares remaining eligible for repurchase. As of March 31, 2016, the Company had repurchased a total of 104,300 shares, totaling $1.91 million of the repurchase authorization for a weighted average price of $18.33.

The Company's capital ratios remain well above regulatory minimum capital ratios as of March 31, 2016 and December 31, 2015:

•	Total Risk Based Capital ratio of 17.47% and 17.50% at March 31, 2016 and December 31, 2015, respectively.

•	Common Equity Tier 1 ratio of 15.56% and 15.60% at March 31, 2016 and December 31, 2015, respectively.

•	Tier 1 Capital ratio of 16.22% and 16.30% at March 31, 2016 and December 31, 2015, respectively.

•	Leverage ratio of 9.40% at March 31, 2016 compared to 9.60% at December 31, 2015.

The Company’s Tier 1 capital and total capital includes $5.0 million of trust preferred securities. Under the changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (Basel III Final Rule), the Company's trust preferred securities will continue to be included in Tier 1 capital and total capital until they mature, pursuant to a "grandfathering" provision that exempts Middleburg Financial Corporation's securities from the more stringent regulatory capital treatment contained in the Basel III Final Rule for trust preferred securities. In addition to "grandfathering" certain previously outstanding trust preferred securities for community banks, the Basel III Final Rule introduces a new Common Equity Tier 1 capital measure, increases the applicable minimum regulatory capital levels and certain prompt corrective action capital levels, and establishes a capital conservation buffer and new risk weights for certain types of assets. The implementation date of the Basel III capital rules was January 1, 2015 for all US banking organizations not subject to the advanced approaches capital rules and the date for banking organizations to meet the fully phased in Basel III capital ratios is January 1, 2019. The Company is not subject to the advanced approaches capital rules. An advanced approaches banking organization is one that has total assets of $250 billion or more or foreign asset exposure of $10 billion or more (or elects with approval from its primary federal regulator to use the advanced approaches methodology to calculate risk weights).

Furthermore, with the Basel III Final Rule, banks must maintain minimum capital ratios in accordance with the following guidelines:

Capital Ratios	Basel Rule (2)	FDIC PCA (1)
Tier 1 leverage/Average assets ratio	4.0%	5.0%
Common equity tier 1/Risk weighted assets ratio	7.0%	6.5%
Tier 1 risk-based capital/Risk weighted assets ratio	8.5%	8.0%
Total risk-based capital/Risk weighted assets ratio	10.5%	10.0%

(1)	Prompt Corrective Action

(2)
Assumes fully phased-in Basel III regulatory capital rules. The Common Equity Ratio, the Tier 1 Ratio and the Total Capital Ratio include a 2.50% Capital Conservation Buffer that must be maintained in order for the bank to remain well capitalized and to avoid restrictions on payments of dividends, bonuses, capital repurchases and restricted payments.

A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments. However, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The Basel III rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter.

The following table shows the restrictions for various ranges of the buffer:

Capital Conservation Buffer	Maximum Payout as a Percentage of Eligible Retained Income
Less than or = 0.625%	—%
Less than or = 1.25% and greater than 0.625%	20.0%
Less than or = 1.875% and greater than 1.25%	40.0%
Less than or = 2.50% and greater than 1.875%	60.0%
Greater than 2.50%	No payment limit applies

The eligible retained income of the Company is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the Company's quarterly regulatory reports, net of any distributions and associated tax effects not already considered in net income.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $35.0 million, none of which had outstanding balances at March 31, 2016.  Middleburg Bank is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  At March 31, 2016, available borrowing capacity from this source was $39.45 million.  At March 31, 2016, Middleburg Bank had $25.29 million of outstanding borrowings pursuant to securities sold under agreements to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.

The Company has a secured line of credit with the Federal Home Loan Bank of Atlanta. The credit available from this line depends on the total assets of the bank. As of March 31, 2016, the remaining credit availability from this line was $291.74 million, while the amount of eligible collateral, in the form of qualifying real estate secured loans, was $201.70 million. The bank would have to post additional collateral, in the form of eligible securities, if it sought to borrow more than the amount of eligible lending collateral. The Company had $259.79 million of unencumbered securities as of March 31, 2016.

At March 31, 2016, cash, interest-bearing deposits with other banks, federal funds sold, short-term investments and unencumbered securities available for sale were 26.69% of total deposits and liabilities.

Off-Balance Sheet Arrangements
As of March 31, 2016, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	further adverse changes in general economic and business conditions in the Company’s market area;

•	changes in banking and other laws and regulations applicable to the Company;

•	maintaining asset qualities;

•	the ability to properly identify risks in our loan portfolio and calculate an adequate loan loss allowance;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	concentration in loans secured by real estate;

•	changing trends in customer profiles and behavior;

•	changes in interest rates and interest rate policies;

•	maintaining cost controls as the Company opens or acquires new facilities;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the ability to continue to attract low cost core deposits to fund asset growth;

•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

•	reliance on the Company’s management team, including its ability to attract and retain key personnel;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Company;

•	maintaining capital levels adequate to support the Company’s growth; and

•	other factors described in Item 1A, “Risk Factors,” discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis as of March 31, 2016 and December 31, 2015.

Estimated Net Interest Income Sensitivity
Rate Change	March 31, 2016	December 31, 2015
+ 200 bps	7.1%	(2.7)%
- 200 bps	(13.4)%	(13.4)%

At March 31, 2016, the Company’s interest rate risk model indicated that for an immediate 200 basis points increase in interest rates, net interest income was expected to increase by 7.10% over a 12-month period.  For the same time period, the interest rate risk model indicated that, for an immediate 200 basis points decrease in interest rates, net interest income was expected to decrease by 13.4% over a 12-month period.  While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is slightly asset sensitive.

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

ITEM 1A.    RISK FACTORS

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. The risk factors that are applicable to us are outlined in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in our risk factors from those disclosed in this report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 15, 2015, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock, or approximately 8% of the Company’s outstanding shares. The repurchase program was effective immediately and runs through December 31, 2017. This program replaces the previous repurchase program adopted in 1999, pursuant to which the Company had 24,084 shares remaining eligible for repurchase.

The following table summarizes repurchases of the Company's common stock that occurred during the three months ended March 31, 2016.

(Dollars in thousands, except for per share amounts)	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of a publicly announced plan	Approximate value of shares that may yet be purchased under the plan
January 1, 2016 - January 31, 2016	26,800	$18.29	26,800	$8,088,000
February 1, 2016 - February 29, 2016	—	$—	—	$8,088,000
March 1, 2016 - March 31, 2016	—	$—	—	$8,088,000
Total	26,800	$18.29	26,800

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date:	May 9, 2016	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date:	May 9, 2016	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.