Form 10-Q
period 2016-06-30
MIDDLEBURG FINANCIAL CORP
filed 2016-08-09
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,101,864 shares of Common Stock as of August 9, 2016.

 MIDDLEBURG FINANCIAL CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

PART I

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share data)
	(Unaudited)
	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$6,548	$5,489
Interest bearing deposits with other banks	26,072	33,739
Total cash and cash equivalents	32,620	39,228
Securities held to maturity, fair value of $11,080 and $4,163, respectively	10,727	4,207
Securities available for sale, at fair value	347,183	374,571
Restricted securities, at cost	6,243	6,411
Loans, net of allowance for loan losses of $11,527 and $11,046, respectively	843,120	794,635
Loans held for sale	189	—
Premises and equipment, net	18,944	19,531
Goodwill and identified intangibles, net	3,550	3,636
Other real estate owned, net of valuation allowance	3,553	3,345
Bank owned life insurance	23,596	23,273
Accrued interest receivable and other assets	24,611	26,026
TOTAL ASSETS	$1,314,336	$1,294,863
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$249,236	$235,897
Savings and interest bearing demand deposits	546,012	560,328
Time deposits	261,121	244,575
Total deposits	1,056,369	1,040,800
Securities sold under agreements to repurchase	31,043	26,869
Federal Home Loan Bank borrowings	79,500	85,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	14,230	13,485
TOTAL LIABILITIES	1,186,297	1,171,309
Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized; 7,101,390 and 7,085,217 issued and outstanding, respectively)	17,326	17,330
Capital surplus	43,923	44,155
Retained earnings	63,259	60,392
Accumulated other comprehensive income	3,531	1,677
TOTAL SHAREHOLDERS' EQUITY	128,039	123,554
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,314,336	$1,294,863

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
	(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$8,543	$8,014	$16,773	$16,257
Interest and dividends on securities
Taxable	1,992	1,792	4,065	3,698
Tax-exempt	440	449	892	910
Dividends	87	66	156	125
Interest on deposits with other banks and federal funds sold	40	31	88	61
Total interest and dividend income	11,102	10,352	21,974	21,051
INTEREST EXPENSE
Interest on deposits	890	848	1,761	1,703
Interest on securities sold under agreements to repurchase	—	17	1	62
Interest on FHLB borrowings and other debt	243	174	494	342
Total interest expense	1,133	1,039	2,256	2,107
NET INTEREST INCOME	9,969	9,313	19,718	18,944
Provision for (recovery of) loan losses	50	(425)	350	25
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	9,919	9,738	19,368	18,919
NON-INTEREST INCOME
Service charges on deposit accounts	286	270	565	528
Trust services income	1,132	1,243	2,290	2,461
ATM fee income, net	211	213	375	384
Gains (losses) on sales of loans held for sale, net	3	(6)	12	(6)
Gains on sales of securities available for sale, net	210	37	373	138
Commissions on investment sales	152	155	284	283
Bank owned life insurance	163	163	323	323
Other operating income	213	163	356	982
Total non-interest income	2,370	2,238	4,578	5,093
NON-INTEREST EXPENSE
Salaries and employee benefits	4,613	4,973	9,425	9,821
Occupancy and equipment	1,261	1,305	2,675	2,731
Amortization	209	160	418	319
Computer operations	598	522	1,318	1,012
Other real estate owned, net	(11)	25	156	92
Other taxes	237	231	472	454
Federal deposit insurance	216	184	391	395
Audits and exams	165	203	317	316
Other operating expenses	1,463	1,278	2,593	2,488
Total non-interest expense	8,751	8,881	17,765	17,628
Income before income taxes	3,538	3,095	6,181	6,384
Income tax expense	885	815	1,473	1,656
NET INCOME	$2,653	$2,280	$4,708	$4,728
Earnings per share:
Basic	$0.37	$0.32	$0.66	$0.66
Diluted	$0.37	$0.32	$0.66	$0.66

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
	(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$2,653	$2,280	$4,708	$4,728
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax, ($483), $916, ($1,176) and $333, respectively	938	(1,780)	2,285	(644)
Reclassification adjustment for gains included in net income, net of tax, $72, $13, $127 and $47, respectively	(138)	(24)	(246)	(91)
Unrealized gains (losses) on interest rate swaps, net of tax, $17, ($29), $95 and $0, respectively	(36)	56	(185)	(1)
Reclassification adjustment for gain on interest rate swap ineffectiveness included in net income, net of tax, $0, $0, $0 and $2, respectively	—	—	—	(4)
Total other comprehensive income (loss)	764	(1,748)	1,854	(740)
Total comprehensive income	$3,417	$532	$6,562	$3,988

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except for per share data)
(Unaudited)

	For the Six Months Ended June 30, 2016 and 2015
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2014	$17,494	$44,892	$55,854	$3,794	$122,034

Net income	—	—	4,728	—	4,728
Other comprehensive loss, net of tax	—	—	—	(740)	(740)
Cash dividends declared ($0.20 per share)	—	—	(1,430)	—	(1,430)
Restricted stock vesting (15,525 shares)	38	(38)	—	—	—
Repurchase of restricted stock (4,538 shares)	(11)	(71)	—	—	(82)
Share-based compensation	—	280	—	—	280
Balance June 30, 2015	$17,521	$45,063	$59,152	$3,054	$124,790

Balance December 31, 2015	$17,330	$44,155	$60,392	$1,677	$123,554

Net income	—	—	4,708	—	4,708
Other comprehensive income, net of tax	—	—	—	1,854	1,854
Cash dividends ($0.26 per share)	—	—	(1,841)	—	(1,841)
Exercise of stock options (4,638 shares)	11	53	—	—	64
Restricted stock vesting (33,525 shares)	84	(84)	—	—	—
Repurchase of restricted stock (12,914 shares)	(32)	(224)	—	—	(256)
Share-based compensation	—	445	—	—	445
Repurchase of common stock (26,800 shares)	(67)	(422)	—	—	(489)
Balance June 30, 2016	$17,326	$43,923	$63,259	$3,531	$128,039

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended
	June 30,
(Dollars in thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$4,708	$4,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,301	1,171
Provision for loan losses	350	25
Originations of mortgage loans held for sale	(1,186)	(287)
Proceeds from the sales of mortgage loans held for sale	1,009	281
(Gains) losses on the sales of mortgage loans held for sale, net	(12)	6
Gains on sales of securities available for sale, net	(373)	(138)
Losses on disposal of assets, net	2	9
Premium amortization on securities, net	2,232	1,927
Share-based compensation	445	280
(Gains) losses on sale of other real estate owned, net	(50)	35
Valuation adjustments on other real estate owned	144	20
Increase in bank owned life insurance cash surrender value	(323)	(323)
Changes in assets and liabilities:
Increase in other assets	(352)	(1,124)
Increase (decrease) in other liabilities	745	(498)
Net cash provided by operating activities	$8,640	$6,112
Cash Flows from Investing Activities
Proceeds from calls, principal repayments and sales of securities available for sale	$72,830	$62,646
Purchase of securities available for sale	(44,213)	(69,277)
Purchase of securities held to maturity	(6,520)	—
(Purchase) redemption of restricted stock, net	168	(495)
Purchase of bank premises and equipment, net	(97)	(2,471)
Loan originations, net	(17,390)	(4,060)
Purchases of loans	(36,383)	(15,228)
Proceeds from sales of loans	4,412	1,127
Proceeds from sale of other real estate owned and repossessed assets	224	673
Net cash used in investing activities	$(26,969)	$(27,085)
Cash Flows from Financing Activities
Increase (decrease) in demand, interest-bearing demand and savings deposits	$(977)	$22,089
Increase (decrease) in time deposits	16,546	(5,717)
Increase (decrease) in securities sold under agreements to repurchase	4,174	(14,502)
Increase (decrease) in FHLB borrowings	(5,500)	15,000
Payment of dividends on common stock	(1,841)	(1,430)
Proceeds from issuance of common stock, net	64	—
Repurchase of common stock	(745)	(82)
Net cash provided by financing activities	$11,721	$15,358
Decrease in cash and cash equivalents	(6,608)	(5,615)
Cash and cash equivalents at beginning of the period	39,228	55,022
Cash and cash equivalents at end of the period	$32,620	$49,407
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,273	$2,147
Income taxes	$625	$1,360
Supplemental Disclosure of Non-Cash Transactions
Unrealized gain on securities available for sale	$3,088	$(1,115)
Change in fair value of interest rate swaps	$(280)	$(7)
Transfer of loans to other real estate owned	$526	$—

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.        General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2016 and December 31, 2015, the results of operations and comprehensive income, for the three and six month periods ending June 30, 2016 and 2015 and changes in shareholders' equity and cash flows for the six months ended June 30, 2016 and 2015, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.        Share-Based Compensation Plan

The Company sponsors one share-based compensation plan, the 2006 Equity Compensation Plan, which provides for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards, and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006, and succeeded the Company’s 1997 Stock Incentive Plan.  The plan expired by its own terms in February 2016, before which, the Company granted share-based compensation to its directors, officers, employees, and other persons the Company determined to have contributed to the profits or growth of the Company.  The number of shares reserved for issuance totaled 430,000.

For the three months ended June 30, 2016 and 2015, the Company recorded $256,000 and $150,000, respectively, in share-based compensation. For the six months ended June 30, 2016 and 2015, the Company recorded $445,000 and $280,000, respectively, in share-based compensation expense. As of June 30, 2016, there was $2.1 million of total unrecognized compensation expense related to non-vested restricted awards under the 2006 Equity Compensation Plan. For the three and six months ended June 30, 2016 and 2015, the Company recorded no compensation expense related to option awards. As of June 30, 2016 all outstanding option awards were previously vested and, accordingly, there was no unrecognized compensation expense as of June 30, 2016.

The aggregate intrinsic value, noted in the option table below, represents the amount by which the current market value of the underlying stock exceeds the exercise price as of June 30, 2016. Given there is no exercise price for restricted stock, the aggregate value is equal to the current market value of the stock. These amounts change based on changes in the market value of the Company’s common stock.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan:

	June 30, 2016
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Value (in thousands)
Non-vested at December 31, 2015	153,399	$17.17
Granted	53,500	20.76
Vested	(33,525)	16.48
Forfeited	(2,250)	19.91
Non-vested at June 30, 2016	171,124	$18.39	$4,655

The weighted-average remaining contractual term for non-vested restricted stock awards at June 30, 2016, was 2.76 years.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan and remaining outstanding unexercised options under the 1997 Stock Incentive Plan.

	June 30, 2016
	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	30,012	$14.00	$—
Granted	—	—	—
Exercised	(4,638)	14.00	—
Forfeited	—	—	—
Outstanding at June 30, 2016	25,374	$14.00	$335
Options exercisable at June 30, 2016	25,374	$14.00	$335

The total intrinsic value of options exercised was $61,000 during the three and six months ended June 30, 2016, respectively.

As of June 30, 2016, options outstanding and exercisable are summarized as follows:

Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Options Exercisable
$14.00	20,374	2.70	20,374
$14.00	5,000	3.34	5,000
$14.00	25,374	2.83	25,374

Note 3.        Securities

Amortized costs and fair values of securities held to maturity are summarized as follows.

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$6,477	$253	$—	$6,730
Corporate securities	4,250	100	—	4,350
Total	$10,727	$353	$—	$11,080

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$1,457	$—	$(38)	$1,419
Corporate securities	2,750	24	(30)	2,744
Total	$4,207	$24	$(68)	$4,163

The amortized cost and fair value of securities held to maturity as of June 30, 2016, by contractual maturity are shown below.

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Fair Value
Held to Maturity
Due after five years through ten years	$4,250	$4,350
Due after ten years	6,477	6,730
Total	$10,727	$11,080

Amortized costs and fair values of securities available for sale are summarized as follows:

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$65,442	$1,216	$(127)	$66,531
Obligations of states and political subdivisions	67,664	2,420	(89)	69,995
Mortgage-backed securities:
Agency	123,514	3,826	(550)	126,790
Non-agency	13,306	131	(40)	13,397
Other asset backed securities	54,725	525	(744)	54,506
Corporate securities	16,606	59	(701)	15,964
Total	$341,257	$8,177	$(2,251)	$347,183

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$79,005	$315	$(380)	$78,940
Obligations of states and political subdivisions	74,071	1,956	(434)	75,593
Mortgage-backed securities:
Agency	129,360	3,046	(745)	131,661
Non-agency	12,782	33	(38)	12,777
Other asset backed securities	58,958	426	(603)	58,781
Corporate securities	17,557	22	(760)	16,819
Total	$371,733	$5,798	$(2,960)	$374,571

The amortized cost and fair value of securities available for sale as of June 30, 2016, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$487	$487
Due after one year through five years	9,421	9,675
Due after five years through ten years	24,463	24,403
Due after ten years	115,341	117,925
Mortgage-backed securities	136,820	140,187
Other asset backed securities	54,725	54,506
Total	$341,257	$347,183

Proceeds from calls, principal repayments and sales of securities available for sale during the six months ended June 30, 2016, and 2015 were $72.8 million and $62.6 million, respectively.  For the six months ended June 30, 2016 and 2015, gross gains of $396,000 and $175,000 and gross losses of $23,000 and $37,000, respectively, were realized.  The tax expense applicable to these net realized gains amounted to $127,000 and $47,000 for the six months ended June 31, 2016 and 2015, respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $119.9 million and $113.1 million at June 30, 2016 and December 31, 2015, respectively.

Investments in an unrealized loss position that are temporarily impaired are as follows:

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
June 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for Sale
U.S. government agencies	$11,883	$(112)	$1,633	$(15)	$13,516	$(127)
Obligations of states and political subdivisions	205	—	7,779	(89)	7,984	(89)
Mortgage-backed securities:
Agency	12,138	(130)	11,448	(420)	23,586	(550)
Non-agency	326	—	1,910	(40)	2,236	(40)
Other asset backed securities	19,390	(427)	18,049	(317)	37,439	(744)
Corporate securities	1,954	(46)	11,654	(655)	13,608	(701)
Total	$45,896	$(715)	$52,473	$(1,536)	$98,369	$(2,251)

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to Maturity
Obligations of states and political subdivisions	$1,419	$(38)	$—	$—	$1,419	$(38)
Corporate securities	1,970	(30)	—	—	1,970	(30)
Total	$3,389	$(68)	$—	$—	$3,389	$(68)

Available for Sale
U.S. government agencies	$46,000	$(304)	$4,223	$(76)	$50,223	$(380)
Obligations of states and political subdivisions	16,559	(324)	1,082	(110)	17,641	(434)
Mortgage-backed securities:
Agency	27,627	(402)	9,911	(343)	37,538	(745)
Non-agency	7,842	(37)	671	(1)	8,513	(38)
Other asset backed securities	25,399	(276)	12,037	(327)	37,436	(603)
Corporate securities	10,740	(378)	4,866	(382)	15,606	(760)
Total	$134,167	$(1,721)	$32,790	$(1,239)	$166,957	$(2,960)

A total of 118 securities have been identified by the Company as temporarily impaired at June 30, 2016.  Of the 118 securities, 113 are investment grade and five are speculative grade.  Mortgage-backed securities, other asset backed securities and corporate securities make up the majority of the gross unrealized losses for temporarily impaired securities at June 30, 2016.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of June 30, 2016.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s consolidated income statement and balance sheet.

At June 30, 2016, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities prior to maturity and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity. For debt securities related to corporate securities, the Company determined that there was no other adverse change in the cash flows as viewed by a market participant; therefore, the Company does not consider the investments in these assets to be other-than-temporarily impaired at June 30, 2016.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future. For the three and six months ended June 30, 2016 and the year ended December 31, 2015, no credit related impairment losses were recognized by the Company.

Restricted securities
The Company’s investment in FHLB stock totaled $4.5 million and $4.7 million at June 30, 2016 and December 31, 2015, respectively.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2016, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the consolidated balance sheets.

The Company also has an investment in Federal Reserve Bank (“FRB”) stock which totaled $1.7 million at June 30, 2016 and December 31, 2015, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2016, and no impairment has been recognized. FRB stock is shown in restricted securities on the consolidated balance sheets.

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

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
Real estate loans:
Construction	$42,947	5.0%	$39,673	4.9%
Secured by farmland	18,875	2.2	19,062	2.4
Secured by 1-4 family residential	303,200	35.5	280,096	34.8
Other real estate loans	275,797	32.3	258,035	32.0
Commercial loans	194,712	22.8	190,482	23.6
Consumer loans	19,116	2.2	18,333	2.3
Total gross loans (1)	$854,647	100.0%	$805,681	100.0%
Less allowance for loan losses	11,527		11,046
Net loans	$843,120		$794,635

(1)	Includes net deferred loan costs and premiums of $4.1 million and $3.5 million, respectively.

During the six months ended June 30, 2016, the Company received $4.4 million in proceeds on the sale of problem loans. Included in the sales were four loans with a recorded investment of $4.3 million, of which $1.2 million were on nonaccrual, as well as 28 loans with no outstanding recorded investment as they had been fully charged-off in prior periods. Gross charge-offs of $513,000 and gross recoveries of $640,000 were recorded through the allowance for loan losses during the six months ended June 30, 2016, related to the sales of these loans.

The following tables present a contractual aging of the recorded investment in past due loans by class of loans:

	June 30, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$167	$—	$167	$42,780	$42,947
Secured by farmland	—	—	—	—	18,875	18,875
Secured by 1-4 family residential	221	12	3,438	3,671	299,529	303,200
Other real estate loans	58	555	725	1,338	274,459	275,797
Commercial loans	246	—	522	768	193,944	194,712
Consumer loans	8	—	1	9	19,107	19,116
Total	$533	$734	$4,686	$5,953	$848,694	$854,647

	December 31, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$69	$—	$—	$69	$39,604	$39,673
Secured by farmland	—	—	—	—	19,062	19,062
Secured by 1-4 family residential	259	—	1,117	1,376	278,720	280,096
Other real estate loans	325	—	248	573	257,462	258,035
Commercial loans	1,242	15	31	1,288	189,194	190,482
Consumer loans	4	17	—	21	18,312	18,333
Total	$1,899	$32	$1,396	$3,327	$802,354	$805,681

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
Real estate loans:
Construction	$30	$—	$204	$—
Secured by 1-4 family residential	3,438	—	4,460	—
Other real estate loans	1,127	153	1,186	248
Commercial loans	511	25	1,036	30
Consumer loans	1,870	1	1,898	—
Total	$6,976	$179	$8,784	$278

If interest on nonaccrual loans had been accrued, such income would have approximated $253,800 and $342,000 for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

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

The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system:

June 30, 2016
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$37,345	$10,958	$294,453	$266,323	$188,364	$17,171	$814,614
Special Mention	5,572	—	2,376	3,483	3,493	31	14,955
Substandard	30	7,917	6,245	4,865	2,358	1,914	23,329
Doubtful	—	—	126	1,126	497	—	1,749
Loss	—	—	—	—	—	—	—
Ending Balance	$42,947	$18,875	$303,200	$275,797	$194,712	$19,116	$854,647

December 31, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$30,114	$10,566	$271,721	$243,768	$183,532	$16,347	$756,048
Special Mention	9,024	—	896	7,254	3,638	42	20,854
Substandard	535	8,496	6,818	5,827	2,301	1,943	25,920
Doubtful	—	—	661	1,186	1,011	—	2,858
Loss	—	—	—	—	—	1	1
Ending Balance	$39,673	$19,062	$280,096	$258,035	$190,482	$18,333	$805,681

The following tables present loans individually evaluated for impairment by class of loan:

	June 30, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$30	$30	$—	$31	$—
Secured by farmland	7,917	7,917	—	7,910	118
Secured by 1-4 family residential	242	277	—	243	—
Other real estate loans	1,126	1,126	—	1,133	—
Commercial loans	906	3,906	—	1,186	8
Consumer loans	—	—	—	—	—
Total with no related allowance	$10,221	$13,256	$—	$10,503	$126
With an allowance recorded:
Real estate loans:
Construction	$—	$—	$—	$—	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	4,254	4,307	1,094	4,273	21
Other real estate loans	2,991	2,991	222	3,001	77
Commercial loans	46	46	30	62	1
Consumer loans	1,870	1,870	787	1,884	—
Total with a related allowance	$9,161	$9,214	$2,133	$9,220	$99
Total	$19,382	$22,470	$2,133	$19,723	$225

	December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$100	$100	$—	$106	$—
Secured by farmland	7,903	7,903	—	7,903	237
Secured by 1-4 family residential	701	736	—	703	—
Other real estate loans	—	—	—	—	—
Commercial loans	458	493	—	490	17
Consumer loans	—	—	—	—	—
Total with no related allowance	$9,162	$9,232	$—	$9,202	$254
With an allowance recorded:
Real estate loans:
Construction	$103	$103	$53	$109	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	4,426	4,478	1,120	4,547	27
Other real estate loans	4,196	4,196	464	4,224	157
Commercial loans	1,059	4,059	27	2,315	100
Consumer loans	1,898	1,898	1,000	2,449	—
Total with a related allowance	$11,682	$14,734	$2,664	$13,644	$284
Total	$20,844	$23,966	$2,664	$22,846	$538

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

Included in certain loan categories of impaired loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at June 30, 2016 was $14.4 million of which $2.0 million were included in the Company’s nonaccrual loan totals at that date and $12.4 million represented loans performing as agreed according to the restructured terms. This compares with $15.5 million in total restructured loans at December 31, 2015.  The amount of the valuation allowance related to TDRs was $1.1 million and $1.6 million as of June 30, 2016 and December 31, 2015, respectively.

Loan modifications that were classified as TDRs during the three and six months ended June 30, 2016 and 2015 were as follows:

	Loans Modified as TDRs
	For the Three Months Ended June 30,
(Dollars in thousands)	2016			2015
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	—	$—	$—
Secured by farmland	—	—	—	1	7,903	7,903
Secured by 1-4 family residential	1	400	400	—	—	—
Other real estate loans	—	—	—	—	—	—
Total real estate loans	1	$400	$400	1	$7,903	$7,903
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	1	3,000	3,000
Total	1	$400	$400	2	$10,903	$10,903

	Loans Modified as TDRs
	For the Six Months Ended June 30,
(Dollars in thousands)	2016			2015
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	—	$—	$—
Secured by farmland	—	—	—	1	7,903	7,903
Secured by 1-4 family residential	1	400	400	—	—	—
Other real estate loans	1	368	367	—	—	—
Total real estate loans	2	$768	$767	1	$7,903	$7,903
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	1	3,000	3,000
Total	2	$768	$767	1	$10,903	$10,903

There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at June 30, 2016 or December 31, 2015.

There were no TDR payment defaults during three and six months ended June 30, 2016 and 2015. For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

Note 5.        Allowance for Loan Losses

The following table presents, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	June 30, 2016
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2015	$905	$192	$3,341	$3,761	$1,706	$1,141	$11,046
Charge-offs	(388)	—	(7)	(126)	—	(11)	(532)
Recoveries	132	—	394	23	63	51	663
Provision	347	(18)	(221)	96	384	(238)	350
Balance at June 30, 2016	$996	$174	$3,507	$3,754	$2,153	$943	$11,527
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$1,094	$222	$30	$787	$2,133
Collectively evaluated for impairment	996	174	2,413	3,532	2,123	156	9,394
Total ending allowance balance	$996	$174	$3,507	$3,754	$2,153	$943	$11,527
Loans:
Individually evaluated for impairment	$30	$7,917	$4,496	$4,117	$952	$1,870	$19,382
Collectively evaluated for impairment	42,917	10,958	298,704	271,680	193,760	17,246	835,265
Total ending loans balance	$42,947	$18,875	$303,200	$275,797	$194,712	$19,116	$854,647

	December 31, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Charge-offs	—	—	(344)	(9)	(3,281)	(57)	(3,691)
Recoveries	246	—	359	28	14	11	658
Provision	109	13	(640)	(174)	2,619	366	2,293
Balance at December 31, 2015	$905	$192	$3,341	$3,761	$1,706	$1,141	$11,046
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$53	$—	$1,120	$464	$27	$1,000	$2,664
Collectively evaluated for impairment	852	192	2,221	3,297	1,679	141	8,382
Total ending allowance balance	$905	$192	$3,341	$3,761	$1,706	$1,141	$11,046
Loans:
Individually evaluated for impairment	$203	$7,903	$5,127	$4,196	$1,517	$1,898	$20,844
Collectively evaluated for impairment	39,470	11,159	274,969	253,839	188,965	16,435	784,837
Total ending loans balance	$39,673	$19,062	$280,096	$258,035	$190,482	$18,333	$805,681

	June 30, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Charge-offs	—	—	(12)	(9)	(246)	(40)	(307)
Recoveries	31	—	324	21	8	6	390
Provision	(21)	11	(156)	35	(272)	428	25
Balance at June 30, 2015	$560	$190	$4,122	$3,963	$1,844	$1,215	$11,894
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$60	$—	$1,412	$454	$43	$1,003	$2,972
Collectively evaluated for impairment	500	190	2,710	3,509	1,801	212	8,922
Total ending allowance balance	$560	$190	$4,122	$3,963	$1,844	$1,215	$11,894
Loans:
Individually evaluated for impairment	$223	$7,903	$4,723	$4,230	$795	$2,033	$19,907
Collectively evaluated for impairment	30,558	11,602	267,475	261,662	166,747	15,139	753,183
Total ending loans balance	$30,781	$19,505	$272,198	$265,892	$167,542	$17,172	$773,090

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

	For the Three Months Ended June 30,
	2016		2015
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,100,226	$0.37	7,145,929	$0.32
Effect of dilutive securities:
Stock options	11,948		7,102
Warrant	41,743		14,134
Earnings per share, diluted	7,153,917	$0.37	7,167,165	$0.32

	For the Six Months Ended June 30,
	2016		2015
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,087,015	$0.66	7,140,514	$0.66
Effect of dilutive securities:
Stock options	10,476		7,077
Warrant	31,672		13,937
Earnings per share, diluted	7,129,163	$0.66	7,161,528	$0.66

The warrant and none of the stock options were considered anti-dilutive as of June 30, 2016 and 2015.

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

The following tables represent reportable segment information for the three and six months ended June 30, 2016 and 2015, respectively:

	For the Three Months Ended				For the Three Months Ended
	June 30, 2016				June 30, 2015
(In Thousands)	Retail Banking	Wealth Management	Intercompany Eliminations	Consolidated	Retail Banking	Wealth Management	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$11,099	$3	$—	$11,102	$10,350	$2	$—	$10,352
Trust and investment fee income	—	1,173	(41)	1,132	—	1,284	(41)	1,243
Other income	1,266	—	(28)	1,238	995	—	—	995
Total operating income	12,365	1,176	(69)	13,472	11,345	1,286	(41)	12,590
Expenses:
Interest expense	1,133	—	—	1,133	1,039	—	—	1,039
Salaries and employee benefits	4,052	561	—	4,613	4,367	606	—	4,973
Provision for (recovery of) loan losses	50	—	—	50	(425)	—	—	(425)
Other	4,028	179	(69)	4,138	3,661	288	(41)	3,908
Total operating expenses	9,263	740	(69)	9,934	8,642	894	(41)	9,495
Income before income taxes	3,102	436	—	3,538	2,703	392	—	3,095
Income tax expense	722	163	—	885	667	148	—	815
Net Income	$2,380	$273	$—	$2,653	$2,036	$244	$—	$2,280
Total assets	$1,310,589	$6,336	$(2,589)	$1,314,336	$1,238,148	$6,532	$(2,695)	$1,241,985
Capital expenditures	$(28)	$—	$—	$(28)	$2,320	$—	$—	$2,320
Goodwill and other intangibles	$—	$3,550	$—	$3,550	$—	$3,722	$—	$3,722

	For the Six Months Ended				For the Six Months Ended
	June 30, 2016				June 30, 2015
(In Thousands)	Retail Banking	Wealth Management	Intercompany Eliminations	Consolidated	Retail Banking	Wealth Management	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$21,969	$5	$—	$21,974	$21,046	$5	$—	$21,051
Trust and investment fee income	—	2,374	(84)	2,290	—	2,543	(82)	2,461
Other income	2,343	—	(55)	2,288	2,632	—	—	2,632
Total operating income	24,312	2,379	(139)	26,552	23,678	2,548	(82)	26,144
Expenses:
Interest expense	2,256	—	—	2,256	2,107	—	—	2,107
Salaries and employee benefits	8,337	1,088	—	9,425	8,681	1,140	—	9,821
Provision for loan losses	350	—	—	350	25	—	—	25
Other	8,013	466	(139)	8,340	7,320	569	(82)	7,807
Total operating expenses	18,956	1,554	(139)	20,371	18,133	1,709	(82)	19,760
Income before income taxes	5,356	825	—	6,181	5,545	839	—	6,384
Income tax expense	1,163	310	—	1,473	1,341	315	—	1,656
Net Income	$4,193	$515	$—	$4,708	$4,204	$524	$—	$4,728
Total assets	$1,310,589	$6,336	$(2,589)	$1,314,336	$1,238,148	$6,532	$(2,695)	$1,241,985
Capital expenditures	$97	$—	$—	$97	$2,471	$—	$—	$2,471
Goodwill and other intangibles	$—	$3,550	$—	$3,550	$—	$3,722	$—	$3,722

Note 8.        Capital Purchase Program

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share, at an initial exercise price of $15.85 per share. As a result of the completion of a public stock offering in 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101 and the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement. During 2011, the Warrant was sold by the U.S. Treasury at public auction and has not been exercised as of June 30, 2016.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)	June 30, 2016
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$66,531	$—	$66,531	$—
Obligations of states and political subdivisions	69,995	—	69,995	—
Mortgage-backed securities:
Agency	126,790	—	126,790	—
Non-agency	13,397	—	13,397	—
Other asset backed securities	54,506	—	54,506	—
Corporate securities	15,964	—	15,964	—
Interest rate swaps	322	—	322	—
Interest rate cap	3	—	3	—
Liabilities:
Interest rate swaps	899	—	899	—

(Dollars in thousands)	December 31, 2015
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$78,940	$—	$78,940	$—
Obligations of states and political subdivisions	75,593	—	75,593	—
Mortgage-backed securities:
Agency	131,661	—	131,661	—
Non-agency	12,777	—	12,777	—
Other asset backed securities	58,781	—	58,781	—
Corporate securities	16,819	—	16,819
Interest rate swaps	73	—	73	—
Interest rate cap	39	—	39	—
Liabilities:
Interest rate swaps	370	—	370	—

Measured on nonrecurring basis

The Company may be required, from time to time, to measure and recognize certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. The following describes the valuation techniques and inputs used by the Company in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans Held for Sale
Loans held for sale are carried at lower of cost or market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three and six months ended June 30, 2016. Gains and losses on the sale of loans are recorded as a component of non-interest income on the consolidated statements of income.

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

Other Real Estate Owned
Other Real Estate Owned (“OREO”) is measured at fair value less estimated costs to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level III. The initial fair value of OREO is based on an appraisal performed at the time of foreclosure. Subsequent fair value adjustments are recorded in the period incurred and included in other real estate owned, net, on the consolidated statements of income.

For the purpose of OREO valuations, appraisals are discounted 10% for selling costs and it is the policy of the Company to obtain annual appraisals for properties held in accordance with the bank's OREO policy.

Repossessed Assets
The value of repossessed assets is determined by the Company based on marketability and other factors and is considered Level III. Any fair value adjustments are recorded in the period incurred and are included in other operating expenses on the consolidated statements of income.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in thousands)	June 30, 2016
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$7,028	$—	$—	$7,028
Other real estate owned	$3,553	$—	$—	$3,553
Repossessed assets (1)	$1,043	$—	$—	$1,043

(Dollars in thousands)	December 31, 2015
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$9,018	$—	$—	$9,018
Other real estate owned	$3,345	$—	$—	$3,345
Repossessed assets (1)	$1,043	$—	$—	$1,043

(1)	Included in other assets on the consolidated balance sheets.

The following table presents quantitative information as of June 30, 2016 and December 31, 2015 about Level III fair value measurements for assets measured at fair value on a nonrecurring basis:

June 30, 2016	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$3,238	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 100% (19%)
Impaired loans	$3,790	Present value of cash flows	Discount rate	6% - 8% (6%)
Other real estate owned	$3,553	Appraisals	Discount to reflect current market conditions and estimated selling costs	10%
Repossessed assets	$1,043	Market analysis	Historical sales activity	50%

December 31, 2015	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$5,434	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 100% (17%)
Impaired loans	$3,584	Present value of cash flows	Discount rate	6% - 8% (7%)
Other real estate owned	$3,345	Appraisals	Discount to reflect current market conditions and estimated selling costs	10%
Repossessed assets	$1,043	Market analysis	Historical sales activity	50%

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  U.S. GAAP excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Off-Balance Sheet Financial Instruments
The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2016 and December 31, 2015, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the tables below.

Fair Value of Financial Instruments
The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

(Dollars in thousands)	June 30, 2016
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$32,620	$32,620	$32,620	$—	$—
Securities held to maturity	10,727	11,080	—	11,080	—
Securities available for sale	347,183	347,183	—	347,183	—
Loans held for sale, net	189	189	—	189	—
Loans, net	843,120	854,350	—	—	854,350
Bank owned life insurance	23,596	23,596	—	23,596	—
Accrued interest receivable	5,131	5,131	—	5,131	—
Interest rate swaps	322	322	—	322	—
Interest rate cap	3	3	—	3	—
Financial liabilities:
Deposits	$1,056,369	$1,056,495	$—	$1,056,495	$—
Securities sold under agreements to repurchase	31,043	31,043	—	31,043	—
FHLB borrowings	79,500	79,792	—	79,792	—
Subordinated notes	5,155	5,174	—	5,174	—
Accrued interest payable	393	393	—	393	—
Interest rate swaps	899	899	—	899	—

(Dollars in thousands)	December 31, 2015
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$39,228	$39,228	$39,228	$—	$—
Securities held to maturity	4,207	4,163	—	4,163	—
Securities available for sale	374,571	374,571	—	374,571	—
Loans, net	794,635	802,535	—	—	802,535
Bank-owned life insurance	23,273	23,273	—	23,273	—
Accrued interest receivable	5,204	5,204	—	5,204	—
Interest rate swaps	73	73	—	73	—
Interest rate cap	39	39	—	39	—
Financial liabilities:
Deposits	$1,040,800	$1,040,016	$—	$1,040,016	$—
Securities sold under agreements to repurchase	26,869	26,869	—	26,869	—
FHLB borrowings	85,000	85,033	—	85,033	—
Subordinated debt	5,155	5,157	—	5,157	—
Accrued interest payable	410	410	—	410	—
Interest rate swaps	370	370	—	370	—

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

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

Note 11.        Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the six months ended June 30, 2016 and 2015 were:

(Dollars in thousands)	Unrealized Gains on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance December 31, 2014	$3,979	$(185)	$3,794
Unrealized holding gains (net of tax, $333)	(644)	—	(644)
Reclassification adjustment (net of tax, $47)	(91)	—	(91)
Unrealized loss on interest rate swaps (net of tax, $0)	—	(1)	(1)
Reclassification adjustment (net of tax, $2)	—	(4)	(4)
Balance June 30, 2015	$3,244	$(190)	$3,054

Balance December 31, 2015	$1,872	$(195)	$1,677
Unrealized holding gains (net of tax, $1,176)	2,285	—	2,285
Reclassification adjustment (net of tax, $127)	(246)	—	(246)
Unrealized loss on interest rate swaps (net of tax, $95)	—	(185)	(185)
Balance June 30, 2016	$3,911	$(380)	$3,531

The following table presents information related to reclassifications from accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	For the Three Months Ended June 30,
(Dollars in thousands)	2016	2015
Securities available for sale (1):
Net securities gains reclassified into earnings	$(210)	$(37)	Gain on sales of securities available for sale, net
Related income tax expense	72	13	Income tax expense
Net effect on accumulated other comprehensive income for the period	(138)	(24)	Net of tax
Total reclassifications for the period	$(138)	$(24)	Net of tax

(1)	For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".

(2)	For more information related to unrealized losses on derivatives, see Note 12, "Derivatives".

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	For the Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Securities available for sale (1):
Net securities gains reclassified into earnings	$(373)	$(138)	Gain on securities available for sale
Related income tax expense	127	47	Income tax expense
Derivatives (2):
(Gain) loss on interest rate swap ineffectiveness	—	(6)	Other operating expenses
Related income tax expense	—	2	Income tax expense
Net effect on accumulated other comprehensive income	(246)	(95)	Net of tax
Total reclassifications	$(246)	$(95)	Net of tax

Note 12.        Derivatives

The Company utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Company accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Company designates each derivative instrument at the inception of the derivative transaction in accordance with this guidance. Information concerning each of the Company's categories of derivatives as of June 30, 2016 and December 31, 2015 is presented below.

Derivatives designated as cash flow hedges

During 2010, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap was designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s trust preferred capital securities. The swap hedges the cash flow associated with the trust preferred capital notes wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty.  The swap is calculated on a notional amount of $5.2 million.  The term of the swap is 10 years and commenced on October 23, 2010.  The Company had cash collateral reserved for this swap in the amount of $400,000 as of June 30, 2016 and December 31, 2015. The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

During 2013, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s FHLB borrowings. The swap hedges the cash flows associated with the FHLB borrowings wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 1.43% to the same counterparty.  The swap is calculated on a notional amount of $10.0 million.  The term of the swap is 5 years and commenced on November 25, 2013.  The Company had cash collateral reserved for this swap in the amount of $450,000 and $300,000 as of June 30, 2016 and December 31, 2015, respectively. The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, there was no hedge ineffectiveness identified for the three and six months ended June 30, 2016 and 2015. At December 31, 2015 there was no hedge ineffectiveness identified for this interest rate swap.

The amounts included in accumulated other comprehensive income as unrealized losses (fair value, net of tax) were $380,000 and $195,000 as of June 30, 2016 and December 31, 2015, respectively.

Information concerning the derivatives designated as a cash flow hedges at June 30, 2016 and December 31, 2015 is presented in the following tables:

	June 30, 2016
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$375	0.64%	2.59%	4.2
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$202	0.44%	1.43%	2.4

	December 31, 2015
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$226	0.32%	2.59%	4.8
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$71	0.23%	1.43%	3.0

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

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	June 30, 2016
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,635	$—	$178	1 month LIBOR plus 200 BP	3.90%	11.3
Pay fixed - receive floating interest rate swap	1	1,685	—	144	1 month LIBOR plus 180 BP	4.09%	8.3
Pay floating - receive fixed interest rate swap	1	3,635	178	—	3.90%	1 month LIBOR plus 200 BP	11.3
Pay floating - receive fixed interest rate swap	1	1,685	144	—	4.09%	1 month LIBOR plus 180 BP	8.3
Total derivatives not designated		$10,640	$322	$322

	December 31, 2015
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,760	$—	$21	1 month LIBOR plus 200 BP	3.90%	11.9
Pay fixed - receive floating interest rate swap	1	1,706	—	52	1 month LIBOR plus 180 BP	4.09%	8.9
Pay floating - receive fixed interest rate swap	1	3,760	21	—	3.90%	1 month LIBOR plus 200 BP	11.9
Pay floating - receive fixed interest rate swap	1	1,706	52	—	4.09%	1 month LIBOR plus 180 BP	8.9
Total derivatives not designated		$10,932	$73	$73

Rate Cap Transaction
At June 30, 2016, the Company had one derivative instrument in the form of an interest rate cap agreement with a notional amount of $10.0 million. The notional amount of the financial derivative instrument does not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreement. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party. We do not expect any counterparty to fail to meet its obligations.

The details of the interest rate cap agreement as of June 30, 2016 and December 31, 2015 are summarized below:

June 30, 2016
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at June 30, 2016	Fair Value June 30, 2016	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$3	$—

December 31, 2015
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at December 31, 2015	Fair Value December 31, 2015	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$39	$—

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

At June 30, 2016 and December 31, 2015, the total fair value of the interest rate cap agreement was $3,000 and $39,000, respectively. The fair value of the interest rate cap agreement is included in other assets on the Company's consolidated balance sheets. Changes in fair value are recorded in earnings in other operating expenses. For the six months ended June 30, 2016 and the year ended

December 31, 2015, $36,000 and $31,000 was recognized in other operating expenses. There was no interest rate cap at June 30, 2015, therefore there were no changes in fair value and no amounts recognized in other operating expenses.

The premium paid on the interest rate cap agreement is recognized as a decrease in interest income over the duration of the agreement using the caplet method. For the three and six months ended June 30, 2016 and for the year ended December 31, 2015, no premium amortization was required.

Note 13.        Other Real Estate Owned (OREO)

At June 30, 2016 and December 31, 2015, OREO balances were $3.6 million and $3.3 million, respectively. OREO is primarily comprised of residential properties and non-residential properties, and are located primarily in the state of Virginia. Changes in the balance for OREO, net of valuation allowances, are as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Balance at the beginning of year, net	$3,345	$4,051
Transfers from loans and to premises and equipment, net	526	287
Sales proceeds	(224)	(814)
(Gain) loss on disposition	50	(100)
Less valuation adjustments	(144)	(79)
Balance at the end of the period, net	$3,553	$3,345

Expenses applicable to net OREO, were $(11,000) and $25,000 during the three months ended June 30, 2016 and 2015, respectively and $156,000 and $92,000 during the six months ended June 30, 2016 and 2015, respectively.

The major classifications of OREO in the consolidated balance sheets at June 30, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Real estate loans:
Construction	$857	$853
Secured by farmland	—	—
Secured by 1-4 family residential	2,336	1,958
Other real estate loans	360	534
Total real estate loans	$3,553	$3,345

At June 30, 2016, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. At December 31, 2015, the Company had one consumer mortgage loan secured by residential real estate that totaled $533,000 for which foreclosure was in process and subsequently transfered to OREO.

Note 14.        Low Income Housing Tax Credits

The Company has invested in four separate housing equity funds at June 30, 2016 and December 31, 2015. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $8.70 million and $9.03 million at June 30, 2016 and December 31, 2015, respectively. The expected terms of these investments and the related tax benefits run through 2033. Tax credits and other tax benefits recognized during the three months ended June 30, 2016 and 2015 were $141,000 and $108,000, respectively, and for the six months ended June 30, 2016 and 2015, were $287,000 and $231,000, respectively, related to these investments. Total projected tax credits to be received for 2016 are $512,000, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $9.31 million at June 30, 2016 and December 31, 2015, and are included in other liabilities on the consolidated balance sheets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at June 30, 2016 and results of operations of the Company for the three and six months ended June 30, 2016 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2015 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

Net income for the quarter ended June 30, 2016 increased by 16.36% to $2.65 million from $2.28 million for the same period in 2015. Earnings per diluted share for the quarter ended June 30, 2016 were $0.37 per share compared to $0.32 per share for the same period in 2015. Net income for the six months ended June 30, 2016 decreased 0.42% to $4.71 million from $4.73 million over the same period in 2015. Earnings per diluted share for the six months ended June 30, 2016 and 2015 were $0.66 per share.

Annualized return on average assets for the quarter ended June 30, 2016 was 0.80% compared to 0.73% for the same period in 2015. Annualized return on average equity for the quarter ended June 30, 2016 was 8.47% compared to 7.31% for the same period in 2015. Annualized return on average assets for the six months ended June 30, 2016 was 0.72%, compared to 0.77% for the same period in 2015. Annualized return on average equity for the six months ended June 30, 2016 was 7.55%, compared to 7.66% for the same period in 2015.

The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, increased from 3.24% for the quarter ended June 30, 2015 to 3.26% for the quarter ended June 30, 2016.  The net interest margin decreased from 3.32% for the six months ended June 30, 2015 to 3.25% for the six months ended June 30, 2016.

The Company recorded a provision for loan losses in the amount of $50,000 for the quarter ended June 30, 2016 compared to the recovery of provision of $425,000 for the same period in 2015. The provision for loan losses increased to $350,000 for the six months ended June 30, 2016 compared to a provision of $25,000 for the same period in 2015. Refer to the discussion of asset quality in the financial condition section for specific discussion in the movement of asset quality.

Non-interest income for the quarter ended June 30, 2016 increased by 5.90% compared to the quarter ended June 30, 2015. Non-interest income for the six months ended June 30, 2016 decreased by 10.11% compared to the same period in 2015. The Company recorded net gains on securities available for sale of $210,000 and $373,000 the quarter and six month periods ended June 30, 2016, respectively, in order to fund loan growth. Also, in the first quarter of 2015, there was a substantial recovery of expenses of approximately $500,000 related to a loan that had previously been charged-off. Excluding this recovery, other operating income for the six month period ended June 30, 2015 would have been relatively flat compared to 2016. Other operating income generally includes revenue from prepayment penalties, safe deposit charges, wire fees and other miscellaneous adjustments.

Non-interest expense decreased by 1.46% compared to the quarter ended June 30, 2015. For the six months ended June 30, 2016, non-interest expense increased by 0.78% compared to the same period in 2015.

The Company’s capital ratios remain well above regulatory minimum capital ratios as of June 30, 2016:

Capital Ratios	Actual June 30, 2016	Regulatory Minimum (1)	Excess Over Regulatory Minimum
Tier 1 leverage ratio	9.5%	4.0%	5.5%
Common equity tier 1 ratio	15.4%	7.0%	8.4%
Tier 1 risk-based capital ratio	16.1%	8.5%	7.6%
Total risk-based capital ratio	17.3%	10.5%	6.8%

(1)
Assumes fully phased-in Basel III regulatory capital rules. The Common Equity Ratio, the Tier 1 Ratio and the Total Capital Ratio include a 2.50% Capital Conservation Buffer that must be maintained in order for the bank to remain well capitalized and to avoid restrictions on payments of dividends, bonuses, capital repurchases and restricted payments.

At June 30, 2016, total assets were $1.31 billion, an increase of 1.50% since December 31, 2015.  Gross loans held-for-investment increased by $48.97 million to $854.65 million, an increase of 6.08% since December 31, 2015. Total deposits were $1.06 billion, an increase of 1.50% since December 31, 2015. Non-maturity deposits, including demand, NOW and savings deposits decreased by $977,000 from December 31, 2015 to $795.25 million at June 30, 2016.  Time deposits increased by 6.77% or $16.55 million from December 31, 2015 to $261.12 million at June 30, 2016.

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

Middleburg Bank evaluates various loans individually for impairment as required by applicable accounting standards.  Loans evaluated individually for impairment include nonperforming loans, such as loans on nonaccrual, loans past due 90 days or more, troubled debt restructurings and other loans selected by management.  If a loan evaluated individually is determined not to be impaired, then the loan is assessed for impairment with a group of loans that have similar characteristics. For loans determined to be impaired, the evaluations are based upon discounted cash flows, collateral valuations or observable market price.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment, if any.

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

Results of Operations

The Company's net income for the second quarter of 2016 was $2.65 million, an increase of $373,000 or 16.36% compared to the second quarter of 2015. For the second quarter of 2016, earnings per diluted share was $0.37 compared to earnings per diluted share of $0.32 for the second quarter of 2015.

The following tables reflect an analysis of the Company’s net interest income for the quarters ended June 30, 2016 and 2015 using the daily average balances of the Company’s assets and liabilities for the periods indicated. Nonaccrual loans are included in the loan balances.

	Three Months Ended June 30,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$325,748	$2,079	2.57%	$315,874	$1,858	2.36%
Tax-exempt (1)	52,119	666	5.14%	51,199	680	5.33%
Total securities	$377,867	$2,745	2.92%	$367,073	$2,538	2.77%
Loans:
Taxable	$835,953	$8,538	4.11%	$764,101	$8,009	4.20%
Tax-exempt (1)	577	8	5.58%	615	8	5.22%
Total loans (3)	$836,530	$8,546	4.11%	$764,716	$8,017	4.20%
Interest on deposits with other banks and federal funds sold	42,654	40	0.38%	50,861	31	0.24%
Total earning assets	$1,257,051	$11,331	3.63%	$1,182,650	$10,586	3.59%
Less: allowances for loan losses	(11,383)			(12,150)
Total nonearning assets	80,296			76,720
Total assets	$1,325,964			$1,247,220
Liabilities:
Interest-bearing deposits:
Checking	$355,567	$193	0.22%	$345,768	$173	0.20%
Regular savings	129,868	60	0.19%	118,467	55	0.19%
Money market savings	75,405	45	0.24%	66,300	31	0.19%
Time deposits:
$100,000 and over	147,897	324	0.88%	129,519	286	0.89%
Under $100,000	111,539	268	0.97%	107,352	303	1.13%
Total interest-bearing deposits	$820,276	$890	0.44%	$767,406	$848	0.44%
Securities sold under agreements to repurchase	28,855	—	—%	29,168	17	0.25%
FHLB borrowings and other debt	93,799	243	1.04%	74,829	174	0.93%
Total interest-bearing liabilities	$942,930	$1,133	0.48%	$871,403	$1,039	0.48%
Non-interest bearing liabilities:
Demand deposits	243,490			237,560
Other liabilities	13,577			13,149
Total liabilities	$1,199,997			$1,122,112
Shareholders' equity	125,967			125,108
Total liabilities and shareholders' equity	$1,325,964			$1,247,220
Net interest income		$10,198			$9,547
Interest rate spread			3.15%			3.11%
Cost of Funds			0.38%			0.38%
Interest expense as a percent of average earning assets			0.36%			0.35%
Net interest margin			3.26%			3.24%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 366 day year for 2016 and 365 day year for 2015.

(3)	Total average loans include loans on non-accrual status.

The Company's net income for the six months ended June 30, 2016 was $4.71 million, a decrease of $20,000 or 0.42% from the six months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, earnings per diluted share was $0.66.

The following tables reflect an analysis of the Company’s net interest income for the six months ended June 30, 2016 and 2015 using the daily average balances of the Company’s assets and liabilities for the periods indicated. Nonaccrual loans are included in the loan balances.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$331,222	$4,221	2.56%	$312,875	$3,823	2.46%
Tax-exempt (1)	50,675	1,352	5.37%	51,899	1,379	5.36%
Total securities	$381,897	$5,573	2.93%	$364,774	$5,202	2.88%
Loans:
Taxable	$822,702	$16,761	4.1%	$757,880	$16,246	4.32%
Tax-exempt (1)	650	18	5.57%	615	16	5.25%
Total loans (3)	$823,352	$16,779	4.10%	$758,495	$16,262	4.32%
Interest on deposits with other banks and federal funds sold	43,530	88	0.41%	56,003	61	0.22%
Total earning assets	$1,248,779	$22,440	3.61%	$1,179,272	$21,525	3.68%
Less: allowances for loan losses	(11,280)			(11,907)
Total nonearning assets	80,930			76,473
Total assets	$1,318,429			$1,243,838
Liabilities:
Interest-bearing deposits:
Checking	$355,619	$383	0.22%	$341,471	$339	0.20%
Regular savings	128,990	119	0.19%	116,902	108	0.19%
Money market savings	75,452	84	0.22%	67,909	63	0.19%
Time deposits:
$100,000 and over	145,591	643	0.89%	130,872	579	0.89%
Under $100,000	110,612	532	0.97%	108,851	614	1.14%
Total interest-bearing deposits	$816,264	$1,761	0.43%	$766,005	$1,703	0.45%
Securities sold under agreements to repurchase	28,137	1	0.01%	31,452	62	0.40%
FHLB borrowings and other debt	95,902	494	1.04%	70,431	342	0.98%
Federal funds purchased	3	—	—%	2	—	—%
Total interest-bearing liabilities	$940,306	$2,256	0.48%	$867,890	$2,107	0.49%
Non-interest bearing liabilities:
Demand deposits	239,135			238,169
Other liabilities	13,651			13,283
Total liabilities	$1,193,092			$1,119,342
Shareholders' equity	125,337			124,496
Total liabilities and shareholders' equity	$1,318,429			$1,243,838
Net interest income		$20,184			$19,418
Interest rate spread			3.13%			3.19%
Cost of Funds			0.38%			0.38%
Interest expense as a percent of average earning assets			0.36%			0.36%
Net interest margin			3.25%			3.32%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 366 day year for 2016 and 365 day year for 2015.

(3)	Total average loans include loans on non-accrual status.

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

Net interest income was $9.97 million for the quarter ended June 30, 2016.  This is an increase of 7.04% compared to the same period in 2015.  The net interest margin for the quarter ended June 30, 2016 was 3.26% compared to a net interest margin of 3.24% for the same period in 2015. The net interest income was $19.72 million for the six months ended June 30, 2016. This is an increase of 4.09% over net interest income reported for the same period for 2015. The net interest margin for the six months ended June 30, 2016 was 3.25% compared to 3.32% for the same period for 2015.

The following factors contributed to the change in the net interest margin:

•
Yields on earning assets for the quarter increased by 4 bp compared to the same period for 2015 as we redeployed proceeds from sales of securities as well as principal paydowns into higher yielding loans. Yields on earning assets for the six month period decreased by 7 bp compared to the same period for 2015 despite the strong growth in loans during the first half of 2016. Loan yields declined due to refinancing of existing loans and new loan originations generated at lower rates, that were reflective of the market.

•	Yields on investment securities increased by 15 bp compared to the quarter ended June 30, 2015 and increased by 5 bp compared to the six month period ended June 30, 2015.

•	Yields on loans decreased by 9 bp compared to the quarter ended June 30, 2015 and decreased by 22 bp compared to the six month period ended June 30, 2015.

•	The cost of funds has remained stable at 38 bp, compared to the quarter and six month period ended June 30, 2015.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
GAAP measures:
Interest Income - Loans	$8,543	$8,014	$16,773	$16,257
Interest Income - Investments & Other	2,559	2,338	5,201	4,794
Interest Expense - Deposits	890	848	1,761	1,703
Interest Expense - Other Borrowings	243	191	495	404
Total Net Interest Income	$9,969	$9,313	$19,718	$18,944
Non-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	226	231	460	469
Non-taxable interest income - loans	3	3	6	5
Total Tax Benefit Realized on Non-Taxable Interest Income	$229	$234	$466	$474
Total Tax Equivalent Net Interest Income	$10,198	$9,547	$20,184	$19,418

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

Non-Interest Income
Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income includes fees generated by the commercial and retail banking segment and the wealth management segment.  Non-interest income for the quarter ended June 30, 2016 was higher by 5.90% compared to the quarter ended June 30, 2015.  Non-interest income for six months ended June 30, 2016 was lower by 10.11% compared to the same period for 2015. A more detailed discussion of non-interest income follows:

•
Total revenue generated by our wealth management group, Middleburg Investment Group ("MIG") declined by 8.93% and 6.95% compared to the same quarter and six month period in 2015. Fee income is based primarily upon the market value of assets under administration which were $1.86 billion at June 30, 2016 and $1.97 billion at June 30, 2015.

•	Net gains on securities available for sale were $210,000 and $373,000 for the quarter and six month periods ended June 30, 2016. Securities were sold in order to fund loan growth.

•
Other operating income was $213,000 for the quarter ended June 30, 2016, an increase of 30.67% compared to the quarter ended June 30, 2015. Other operating income was $356,000 for the six months ended June 30, 2016, a decrease of 63.75% compared to the same period in 2015. In the first quarter of 2015, there was a substantial recovery of approximately $500,000 in expenses related to a loan that had previously been charged off that was included in other operating income. Other operating income generally includes revenue from prepayment penalties, safe deposit charges, wire fees and other miscellaneous adjustments.

The following table depicts the changes in non-interest income:

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Service charges on deposit accounts	$286	$270	$565	$528
Trust services income	1,132	1,243	2,290	2,461
ATM fee income, net	211	213	375	384
Gains (losses) on sales of loans held for sale, net	3	(6)	12	(6)
Gains on sales of securities available for sale, net	210	37	373	138
Commissions on investment sales	152	155	284	283
Bank owned life insurance	163	163	323	323
Other operating income	213	163	356	982
Total non-interest income	$2,370	$2,238	$4,578	$5,093

Non-Interest Expense
Non-interest expense for the quarter ended June 30, 2016, decreased by 1.46% compared to the same period in 2015. Non-interest expense increased by 0.78% compared to the six months ended June 30, 2015. Principal reasons for the changes in non-interest expenses were the following:

•
Salaries and employee benefit expenses for the quarter decreased by 7.24% when compared to the same period in 2015. Salaries and employee benefit expenses decreased by 4.03% for the six month period ended June 30, 2016 when compared to the same period in 2015. The decreases in salaries and employee benefit expenses were primarily due to the Company's continued cost control initiatives.

•
Costs related to other real estate owned (OREO) decreased for the quarter by $36,000 when compared to the same period in 2015 due to two sales that resulted in gains. Costs related to OREO increased $64,000 for the six month period ended June 30, 2016 when compared to the same period in 2015. The difference was due to valuation adjustments resulting from updated appraisals during the period.

•
Computer operations expense for the quarter increased $76,000 when compared to the quarter ended June 30, 2015. Computer operations expense increased by $306,000 for the six month period ended June 30, 2016 when compared to the same period in 2015. The primary reasons for the increase in expenses are related to the conversion to a new on-line banking platform.

•
Other operating expenses for the quarter increased by 14.48% when compared to the same period in 2015. Other operating expenses increased by 4.22% for the six month period ended June 30, 2016 when compared to the same period in 2015. This category includes meals and entertainment expenses, advisory expenses and legal costs.

The following table depicts the changes in non-interest expense:

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Salaries and employee benefits	$4,613	$4,973	$9,425	$9,821
Occupancy and equipment	1,261	1,305	2,675	2,731
Amortization	209	160	418	319
Computer operations	598	522	1,318	1,012
Other real estate owned, net	(11)	25	156	92
Other taxes	237	231	472	454
Federal deposit insurance	216	184	391	395
Audits and exams	165	203	317	316
Other operating expenses	1,463	1,278	2,593	2,488
Total non-interest expense	$8,751	$8,881	$17,765	$17,628

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

The calculation of the adjusted efficiency ratio for the three and six months ended June 30, 2016 and 2015 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Summary of Operating Results:
Non-interest expense	$8,751	$8,881	$17,765	$17,628
Less: Intangible amortization	43	43	86	85
Less: Other real estate owned, net	(11)	25	156	92
Adjusted non-interest expense	$8,719	$8,813	$17,523	$17,451

Net interest income	$9,969	$9,313	$19,718	$18,944

Non-interest income	2,370	2,238	4,578	5,093
Less: Gains on sales of securities available for sale, net	210	37	373	138
Adjusted non-interest income	$2,160	$2,201	$4,205	$4,955
Tax equivalent adjustment (2)	313	318	632	643
Total net interest income and non-interest income, adjusted	$12,442	$11,832	$24,555	$24,542

Efficiency ratio, adjusted	70.08%	74.48%	71.36%	71.11%
Efficiency ratio, U.S. GAAP (1)	70.92%	76.89%	73.12%	73.34%

(1)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income.

(2)
Includes tax-equivalent interest adjustments on loans and securities as well as tax-equivalent non-interest income adjustments related to the increase in cash surrender value of bank owned life insurance.

Income Taxes
Income taxes on earnings amounted to $885,000 resulting in an effective tax rate of 25.01% for the quarter ended June 30, 2016, compared with $815,000, or 26.33% for the quarter ended June 30, 2015. Income taxes on earnings amounted to $1.47 million, resulting in an effective tax rate of 23.83% for the six months ended June 30, 2016, compared with $1.66 million, or 25.94% for the six months ended June 30, 2015. The primary reason for the decline in the effective tax rate was a benefit from low income housing tax credits. For a further discussion of low income housing tax credits, see “Note 14. Low Income Housing Tax Credits".

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total consolidated assets at June 30, 2016 were $1.31 billion, an increase of 1.50% from December 31, 2015. Cash balances and deposits at other banks decreased by $6.61 million and securities portfolio balances decreased by $20.87 million compared to

December 31, 2015. These decreases were primarily due to the funding of strong loan growth that was experienced in the second quarter of 2016 with loans held-for-investment growing by 6.08% or $48.97 million to $854.65 million as of June 30, 2016 compared to $805.68 million on December 31, 2015.

Total consolidated liabilities at June 30, 2016 were $1.19 billion, an increase of 1.28% from December 31, 2015. Total deposits increased by $15.57 million from December 31, 2015 to $1.06 billion as of June 30, 2016. Federal Home Loan Bank borrowings decreased by $5.5 million to $79.5 million.

Shareholders' equity at June 30, 2016 was $128.04 million, compared to $123.55 million at December 31, 2015. Retained earnings at June 30, 2016 were $63.26 million compared to $60.39 million at December 31, 2015. The book value of the Company’s common stock at June 30, 2016 was $18.03 per share versus $17.44 per share at December 31, 2015.

Loans

The following table summarized total loans by category:

	June 30,	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Real estate loans:
Construction	$42,947	$39,673	$33,050	$36,025	$50,218
Secured by farmland	18,875	19,062	19,708	16,578	11,876
Secured by 1-4 family residential	303,200	280,096	265,216	273,384	260,620
Other real estate loans	275,797	258,035	255,236	260,333	254,930
Commercial loans	194,712	190,482	163,269	129,554	118,573
Consumer loans	19,116	18,333	18,367	12,606	13,260
Total gross loans	854,647	805,681	754,846	728,480	709,477
Less allowance for loan losses	11,527	11,046	11,786	13,320	14,311
Net loans	$843,120	$794,635	$743,060	$715,160	$695,166

Changes in the loan portfolio at June 30, 2016 compared to December 31, 2015 were as follows:

•
Real estate construction loans primarily consist of pre-sold 1-4 family residential loans along with some commercial construction loans.  This category represented 5.0% of total loans, an increase of approximately $3.27 million from $39.67 million.

•	Loans secured by farmland decreased by $187,000 from $19.06 million.

•	Loans secured by 1-4 family residential real estate represented 35.5% of total loans, an increase of $23.10 million.

•
Other real estate loans are typically non-farm, non-residential real estate loans which are, in most cases, owner-occupied commercial buildings.  Other real estate loans represented 32.3% of total loans, an increase of $17.76 million.

•	Commercial loans, which consist of secured and unsecured loans to small businesses, increased by 2.22%.

•	Consumer loans increased by $783,000 or 4.27%.

Asset Quality
Total nonperforming assets continue to be relatively stable, totaling $24.16 million as of June 30, 2016 compared to $25.51 million and $24.77 million as of December 31, 2015 and June 30, 2015, respectively. Nonperforming assets include:

•
Nonaccrual loans declined by 20.58% to $6.98 million as of June 30, 2016 compared to $8.78 million as of December 31, 2015 and declined by 12.89% when compared to $8.01 million as of June 30, 2015. The decline in nonaccrual loans during the six months ended June 30, 2016 was primarily the result of:

◦	the sale of three loans with a recorded investment of approximately $225,000;

◦	a loan payoff of approximately $450,000;

◦	the principal reduction in one loan of approximately $500,000, and;

◦	the transfer of one loan to OREO with a recorded investment of approximately $530,000.

•
Restructured loans that were accruing remained relatively flat at $12.41 million as of June 30, 2016 compared to $12.06 million and $12.14 million as of December 31, 2015 and June 30, 2015, respectively.

•	Other real estate owned was $3.55 million as of June 30, 2016, relatively stable when compared to $3.35 million and $3.40 million as of December 31, 2015 and June 30, 2015, respectively.

•	Loans past due for 90+ days and still accruing were $179,000 as of June 30, 2016 compared to $278,000 and $173,000 as of December 31, 2015 and June 30, 2015, respectively.

Total past due loans increased by $2.63 million since December 31, 2015. The increase was largely the result of a previously identified problem loan. This loan was on nonaccrual and considered to be impaired at December 31, 2015. Based on our updated impairment evaluations for the quarter ended June 30, 2016, no additional reserves were required.

Total classified loans decreased from $49.63 million at December 31, 2015 to $40.03 million at June 30, 2016. The primary reason for the decline was due to the overall improvement in asset quality, as well as the sale and payoff of classified loans.

During the six months ended June 30, 2016, the Company received $4.4 million in proceeds from the sale of problem loans. Included in the sales were four loans with a recorded investment of $4.3 million, of which $1.2 million were on nonaccrual, as well as 28 loans with no outstanding recorded investment as they had been fully charged-off in prior periods. Gross charge-offs of $513,000 and gross recoveries of $640,000 were recorded through the allowance for loan losses during the six months ended June 30, 2016, related to the sales of these loans.

The table below summarizes nonperforming assets for the periods indicated.

	June 30,	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans	$6,976	$8,784	$9,944	$19,752	$21,664
Restructured loans (1)	12,407	12,058	4,295	4,674	5,132
Accruing loans greater than 90 days past due	179	278	30	808	1,044
Total nonperforming loans	$19,562	$21,120	$14,269	$25,234	$27,840
Other real estate owned	3,553	3,345	4,051	3,424	9,929
Repossessed assets (2)	1,043	1,043	1,132	—	—
Total nonperforming assets	$24,158	$25,508	$19,452	$28,658	$37,769

Allowance for loan losses	$11,527	$11,046	$11,786	$13,320	$14,311

Nonperforming loans to total loans	2.29%	2.62%	1.89%	3.46%	3.92%
Allowance for loan losses to nonperforming loans	58.93%	52.30%	82.60%	52.80%	51.40%
Nonperforming assets to total assets	1.84%	1.97%	1.59%	2.33%	3.05%

(1)	Amount reflects restructured loans that are not included in nonaccrual loans.

(2)	Included in other assets.

Included in nonperforming loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at June 30, 2016 was $14.4 million of which $2.0 million were included in the Company’s nonaccrual loan totals at that date and $12.4 million represented loans performing as agreed to the restructured terms. This compares with $15.5 million in total TDRs at December 31, 2015. The amount of the valuation allowance related to TDRs was $1.1 million and $1.6 million as of June 30, 2016 and December 31, 2015, respectively.

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

The Company increased its allowance for loan and lease losses ("ALLL") slightly to $11.53 million or 1.35% of total loans at June 30, 2016 compared to $11.05 million or 1.37% of total loans at December 31, 2015. The increase was largely due to loan growth which led to higher general reserves. The provision for loan losses was $50,000 for the quarter ended June 30, 2016 compared to a recovery of provision of $425,000 for the same period of 2015. The provision for loan losses was $350,000 and $25,000 for the six month periods ended June 30, 2016 and 2015.

The following table depicts the transactions, in summary form, related to the allowance for loan losses.

	For the Six Months Ended	For the Year Ended
(Dollars in thousands)	June 30, 2016	December 31, 2015
Balance, beginning of period	$11,046	$11,786
Add: Provision for loan losses	350	2,293
Less: Charge-offs:
Real estate loans:
Construction	$(388)	$—
Secured by 1-4 family residential	(7)	(344)
Other real estate loans	(126)	(9)
Commercial loans	—	(3,281)
Consumer loans	(11)	(57)
Total charge-offs	$(532)	$(3,691)
Add: Recoveries:
Real estate loans:
Construction	$132	$246
Secured by 1-4 family residential	394	359
Other real estate loans	23	28
Commercial loans	63	14
Consumer loans	51	11
Total recoveries	$663	$658
Net (charge-offs) recoveries	$131	$(3,033)
Balance, end of period	$11,527	$11,046

Allowance for loan losses to total loans	1.35%	1.37%
Net (recoveries) charge-offs to average loans	(0.018)%	0.39%

The allocation of the allowance (dollars in thousands) at June 30, 2016 and December 31, 2015 were:

	June 30, 2016	December 31, 2015
Real estate construction	$996	$905
Real estate secured by farmland	174	192
Real estate secured by1-4 family residential	3,507	3,341
Other real estate loans	3,754	3,761
Commercial	2,153	1,706
Consumer	943	1,141
	$11,527	$11,046

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

Securities
The carrying value of the securities portfolio, excluding restricted stock, was $357.91 million at June 30, 2016, compared to $378.78 million at December 31, 2015.

Unrealized losses were $2.25 million and $3.03 million at June 30, 2016 and December 31, 2015, respectively. Unrealized gains were $8.53 million and $5.82 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the Company evaluated the investment portfolio for possible other-than-temporary impairment and concluded that no adverse change in cash flows occurred and did not consider any securities to be other-than-temporarily impaired.

Goodwill and Other Identified Intangibles
Goodwill and other identified intangibles decreased by $86,000 from year end 2015 to $3.55 million at June 30, 2016. This decrease is attributable to amortization expense related to intangibles.

Deposits
Total deposits increased by $15.57 million from December 31, 2015 to $1.06 billion as of June 30, 2016, primarily due to strong deposit inflows, specifically in time deposits and non-interest bearing business checking accounts during the period.

Time deposits increased by $16.55 million or 6.77% from December 31, 2015 to $261.12 million at June 30, 2016. Time deposits include brokered certificates of deposit and CDARS deposits. Securities sold under agreements to repurchase (“Repo Accounts”) increased by $4.17 million from $26.87 million at December 31, 2015 to $31.04 million at June 30, 2016. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000. All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

FHLB Borrowings
The Company had no overnight advances from the Federal Home Loan Bank of Atlanta (“FHLB”) outstanding at June 30, 2016. FHLB term advances were $79.50 million at June 30, 2016, lower by $5.50 million compared to December 31, 2015.  The majority of FHLB advances have a remaining maturity of less than one year and we expect to replace them with core deposits as the advances mature.

Capital Resources and Dividends

Shareholders' equity was $128.04 million at June 30, 2016 compared to $123.55 million at December 31, 2015. During the quarter and six month period ended June 30, 2016, the Company declared common stock dividends of $0.13 per share and $0.26 per share, respectively, compared to $0.10 per share and $0.20 per share for the same periods in 2015. The book value of common stock was $18.03 per share at June 30, 2016 and $17.44 at December 31, 2015.

On September 15, 2015, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock, or approximately 8% of the Company’s outstanding shares. The repurchase program was effective immediately and runs through December 31, 2017. This program replaces the previous repurchase program adopted in 1999, pursuant to which the Company had 24,084 shares remaining eligible for repurchase. As of June 30, 2016, the Company had repurchased a total of 104,300 shares under the current plan, with a total cost of $1.91 million and for a weighted average price of $18.33.

The Company's capital ratios were well above regulatory minimums as of June 30, 2016 and December 31, 2015:

•	Total Risk Based Capital ratio of 17.34% and 17.50% at June 30, 2016 and December 31, 2015, respectively.

•	Common Equity Tier 1 ratio of 15.44% and 15.60% at June 30, 2016 and December 31, 2015, respectively.

•	Tier 1 Capital ratio of 16.08% and 16.30% at June 30, 2016 and December 31, 2015, respectively.

•	Leverage ratio of 9.45% at June 30, 2016 compared to 9.60% at December 31, 2015.

The Company's capital conservation buffer was 9.34% at the end of the second quarter of 2016.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $45.0 million, none of which had outstanding balances at June 30, 2016.  Middleburg Bank is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  At June 30, 2016, available borrowing capacity from this source was $41.34 million.  At June 30, 2016, Middleburg Bank had $31.04 million of outstanding borrowings pursuant to securities sold under agreements to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.

The Company has a secured line of credit with the Federal Home Loan Bank of Atlanta. The credit available from this line depends on the total assets of the bank. As of June 30, 2016, the remaining credit availability from this line was $298.25 million, while the amount of eligible collateral, in the form of qualifying real estate secured loans, was $205.47 million. The bank would have to post additional collateral, in the form of eligible securities, if it sought to borrow more than the amount of eligible lending collateral. The Company had $219.47 million of unencumbered securities as of June 30, 2016.

At June 30, 2016, cash, interest-bearing deposits with other banks, federal funds sold, short-term investments and unencumbered securities available for sale were 21.28% of total liabilities.

Off-Balance Sheet Arrangements
As of June 30, 2016, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis as of June 30, 2016 and December 31, 2015.

Estimated Net Interest Income Sensitivity
Rate Change	June 30, 2016	December 31, 2015
+ 200 bps	6.0%	(2.7)%
- 200 bps	(11.5)%	(13.4)%

At June 30, 2016, the Company’s interest rate risk model indicated that for an immediate 200 basis points increase in interest rates, net interest income was expected to increase by 6.00% over a 12-month period.  For the same time period, the interest rate risk model indicated that, for an immediate 200 basis points decrease in interest rates, net interest income was expected to decrease by 11.5% over a 12-month period.  While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is slightly asset sensitive.

The Company’s specific goal is to lower, where possible, the cost of its borrowed funds by replacing borrowings with lower cost core deposits.

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

There were no repurchases of the Company's common stock that occurred during the quarter ended June 30, 2016.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

3.1
Bylaws of Middleburg Financial Corporation (restated in electronic format as of July 27, 2016), filed as Exhibit 3.1 to the current report on Form 8-K filed July 28, 2016 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date:	August 9, 2016	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date:	August 9, 2016	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

EXHIBIT INDEX

Exhibits

3.1
Bylaws of Middleburg Financial Corporation (restated in electronic format as of July 27, 2016), filed as Exhibit 3.1 to the current report on Form 8-K filed July 28, 2016 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.