Form 10-Q
period 2016-09-30
MIDDLEBURG FINANCIAL CORP
filed 2016-11-04
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,207,459 shares of Common Stock as of November 4, 2016.

 MIDDLEBURG FINANCIAL CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

PART I

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share data)
	(Unaudited)
	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$5,557	$5,489
Interest bearing deposits with other banks	50,234	33,739
Total cash and cash equivalents	55,791	39,228
Securities held to maturity, fair value of $10,957 and $4,163, respectively	10,727	4,207
Securities available for sale, at fair value	352,618	374,571
Restricted securities, at cost	5,562	6,411
Loans, net of allowance for loan losses of $11,200 and $11,046, respectively	834,690	794,635
Loans held for sale	669	—
Premises and equipment, net	18,755	19,531
Goodwill and identified intangibles, net	3,507	3,636
Other real estate owned, net of valuation allowance	3,387	3,345
Bank owned life insurance	23,761	23,273
Accrued interest receivable and other assets	25,535	26,026
TOTAL ASSETS	$1,335,002	$1,294,863
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$267,017	$235,897
Savings and interest bearing demand deposits	562,954	560,328
Time deposits	261,534	244,575
Total deposits	1,091,505	1,040,800
Securities sold under agreements to repurchase	31,540	26,869
Federal Home Loan Bank borrowings	63,500	85,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	14,382	13,485
TOTAL LIABILITIES	1,206,082	1,171,309
Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized; 7,103,358 and 7,085,217 issued and outstanding, respectively)	17,331	17,330
Capital surplus	44,186	44,155
Retained earnings	64,600	60,392
Accumulated other comprehensive income	2,803	1,677
TOTAL SHAREHOLDERS' EQUITY	128,920	123,554
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,335,002	$1,294,863

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
	(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$8,624	$8,227	$25,397	$24,484
Interest and dividends on securities
Taxable	1,585	1,938	5,650	5,636
Tax-exempt	411	444	1,303	1,354
Dividends	82	71	238	196
Interest on deposits with other banks and federal funds sold	35	23	123	84
Total interest and dividend income	10,737	10,703	32,711	31,754
INTEREST EXPENSE
Interest on deposits	909	877	2,670	2,580
Interest on securities sold under agreements to repurchase	1	2	2	64
Interest on FHLB borrowings and other debt	210	165	704	507
Total interest expense	1,120	1,044	3,376	3,151
NET INTEREST INCOME	9,617	9,659	29,335	28,603
Provision for (recovery of) loan losses	(297)	(432)	53	(407)
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	9,914	10,091	29,282	29,010
NON-INTEREST INCOME
Service charges on deposit accounts	303	275	868	803
Trust services income	1,168	1,168	3,458	3,629
ATM fee income, net	190	209	565	593
Gains on sales of loans held for sale, net	11	9	23	3
Gains on sales of securities available for sale, net	138	—	511	138
Commissions on investment sales	133	132	417	415
Bank owned life insurance	165	166	488	489
Other operating income	136	212	492	1,194
Total non-interest income	2,244	2,171	6,822	7,264
NON-INTEREST EXPENSE
Salaries and employee benefits	4,727	4,793	14,152	14,544
Occupancy and equipment	1,262	1,323	3,937	4,054
Amortization	210	160	628	478
Computer operations	605	524	1,923	1,536
Other real estate owned, net	183	193	339	285
Other taxes	237	230	709	684
Federal deposit insurance	215	188	606	583
Audits and exams	136	156	453	472
Other operating expenses	1,599	1,524	4,192	4,083
Total non-interest expense	9,174	9,091	26,939	26,719
Income before income taxes	2,984	3,171	9,165	9,555
Income tax expense	720	850	2,193	2,506
NET INCOME	$2,264	$2,321	$6,972	$7,049
Earnings per share:
Basic	$0.32	$0.32	$0.98	$0.99
Diluted	$0.32	$0.32	$0.98	$0.98

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
	(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$2,264	$2,321	$6,972	$7,049
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax, $371, ($102), ($805) and $229, respectively	(724)	198	1,561	(446)
Reclassification adjustment for gains included in net income, net of tax, $47, $0, $174 and $47, respectively	(91)	—	(337)	(91)
Unrealized gains (losses) on interest rate swaps, net of tax, ($44), $66, $51 and $66, respectively	87	(128)	(98)	(129)
Reclassification adjustment for gain on interest rate swap ineffectiveness included in net income, net of tax, $0, $0, $0 and $2, respectively	—	—	—	(4)
Total other comprehensive income (loss)	(728)	70	1,126	(670)
Total comprehensive income	$1,536	$2,391	$8,098	$6,379

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except for per share data)
(Unaudited)

	For the Nine Months Ended September 30, 2016 and 2015
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance December 31, 2014	$17,494	$44,892	$55,854	$3,794	$122,034

Net income	—	—	7,049	—	7,049
Other comprehensive loss, net of tax	—	—	—	(670)	(670)
Cash dividends declared ($0.33 per share)	—	—	(2,361)	—	(2,361)
Restricted stock vesting (15,692 shares)	39	(39)	—	—	—
Repurchase of restricted stock (4,577 shares)	(11)	(72)	—	—	(83)
Share-based compensation	—	443	—	—	443
Balance September 30, 2015	$17,522	$45,224	$60,542	$3,124	$126,412

Balance December 31, 2015	$17,330	$44,155	$60,392	$1,677	$123,554

Net income	—	—	6,972	—	6,972
Other comprehensive income, net of tax	—	—	—	1,126	1,126
Cash dividends ($0.39 per share)	—	—	(2,764)	—	(2,764)
Exercise of stock options (6,650 shares)	16	76	—	—	92
Restricted stock vesting (33,691 shares)	84	(84)	—	—	—
Repurchase of restricted stock (12,958 shares)	(32)	(224)	—	—	(256)
Share-based compensation	—	685	—	—	685
Repurchase of common stock (26,800 shares)	(67)	(422)	—	—	(489)
Balance September 30, 2016	$17,331	$44,186	$64,600	$2,803	$128,920

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$6,972	$7,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,956	1,736
Provision for (recovery of) loan losses	53	(407)
Originations of mortgage loans held for sale	(2,301)	(287)
Proceeds from the sales of mortgage loans held for sale	1,655	290
Gains on the sales of mortgage loans held for sale, net	(23)	(3)
Gains on sales of securities available for sale, net	(511)	(138)
Losses on disposal of assets, net	2	65
Premium amortization on securities, net	3,721	2,937
Share-based compensation	685	443
(Gains) losses on sale of other real estate owned, net	(50)	46
Valuation adjustments on other real estate owned	310	177
Increase in bank owned life insurance cash surrender value	(488)	(489)
Changes in assets and liabilities:
Increase in other assets	(1,041)	(1,365)
Increase (decrease) in other liabilities	897	(135)
Net cash provided by operating activities	$11,837	$9,919
Cash Flows from Investing Activities
Proceeds from calls, principal repayments and sales of securities available for sale	$102,599	$82,336
Purchase of securities available for sale	(82,001)	(110,464)
Purchase of securities held to maturity	(6,520)	—
(Purchase) redemption of restricted stock, net	849	(70)
Purchase of bank premises and equipment, net	(250)	(2,756)
Loan originations, net	(5,021)	(3,859)
Purchases of loans	(40,025)	(23,988)
Proceeds from sales of loans	4,412	1,127
Proceeds from sale of other real estate owned and repossessed assets	224	766
Net cash used in investing activities	$(25,733)	$(56,908)
Cash Flows from Financing Activities
Increase in demand, interest-bearing demand and savings deposits	$33,746	$42,720
Increase in time deposits	16,959	553
Increase (decrease) in securities sold under agreements to repurchase	4,671	(14,083)
Increase (decrease) in FHLB borrowings	(21,500)	5,000
Payment of dividends on common stock	(2,764)	(2,361)
Proceeds from issuance of common stock, net	92	—
Repurchase of common stock	(745)	(83)
Net cash provided by financing activities	$30,459	$31,746
Increase (decrease) in cash and cash equivalents	16,563	(15,243)
Cash and cash equivalents at beginning of the period	39,228	55,022
Cash and cash equivalents at end of the period	$55,791	$39,779
Supplemental Disclosures of Cash Flow Information
Interest paid	$3,379	$3,158
Income taxes	$725	$2,560
Supplemental Disclosure of Non-Cash Transactions
Unrealized gains (losses) on securities available for sale	$1,855	$(813)
Change in fair value of interest rate swaps	$(149)	$(201)
Transfer of loans to other real estate owned	$526	$720

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.        General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2016 and December 31, 2015, the results of operations and comprehensive income, for the three and nine month periods ending September 30, 2016 and September 30, 2015 and changes in shareholders' equity and cash flows for the nine months ended September 30, 2016 and September 30, 2015, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) of Middleburg Financial Corporation (the “Company”).  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

On October 24, 2016, the Company and Access National Corporation (“Access”) announced a definitive agreement to combine in a strategic merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Access (the “Merger”). As a result of the Merger, the holders of shares of the Company's common stock will receive 1.3314 shares of Access common stock for each share of the Company's common stock held immediately prior to the effective date of the Merger. The transaction is expected to be completed in the second quarter of 2017, subject to approval of both companies' shareholders, regulatory approvals and other customary closing conditions.

In preparing these financial statements, management has evaluated all other subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued.  Management has concluded there were no additional material subsequent events to be disclosed.

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation. No reclassifications were significant and there was no effect on net income.

Note 2.        Share-Based Compensation Plan

The Company sponsors one share-based compensation plan, the 2006 Equity Compensation Plan, which provided for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards, and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006, and succeeded the Company’s 1997 Stock Incentive Plan.  The plan expired by its own terms in February 2016, before which, the Company granted share-based compensation to its directors, officers, employees, and other persons the Company determined to have contributed to the profits or growth of the Company.  The number of shares reserved for issuance totaled 430,000.

For the three months ended September 30, 2016 and 2015, the Company recorded $240,000 and $162,000, respectively, in share-based compensation. For the nine months ended September 30, 2016 and 2015, the Company recorded $685,000 and $443,000, respectively, in share-based compensation expense. As of September 30, 2016, there was $1.9 million of total unrecognized compensation expense related to non-vested restricted awards under the 2006 Equity Compensation Plan. For the three and nine months ended September 30, 2016 and 2015, the Company recorded no compensation expense related to option awards. As of September 30, 2016 all outstanding option awards were previously vested and, accordingly, there was no unrecognized compensation expense as of September 30, 2016.

The aggregate intrinsic value, noted in the option table below, represents the amount by which the current market value of the underlying stock exceeds the exercise price as of September 30, 2016. Given there is no exercise price for restricted stock, the aggregate value is equal to the current market value of the stock. These amounts change based on changes in the market value of the Company’s common stock.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan:

	September 30, 2016
	Shares	Weighted-Average Grant Date Fair Value	Aggregate Value (in thousands)
Non-vested at December 31, 2015	153,399	$17.17
Granted	53,500	20.76
Vested	(33,691)	16.49
Forfeited	(2,250)	19.91
Non-vested at September 30, 2016	170,958	$18.39	$4,835

The weighted-average remaining contractual term for non-vested restricted stock awards at September 30, 2016, was 2.50 years.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan and remaining outstanding unexercised options under the 1997 Stock Incentive Plan.

	September 30, 2016
	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	30,012	$14.00	$—
Granted	—	—	—
Exercised	(6,650)	14.00	—
Forfeited	—	—	—
Outstanding at September 30, 2016	23,362	$14.00	$334
Options exercisable at September 30, 2016	23,362	$14.00	$334

The total intrinsic value of options exercised was $27,000 and $88,000 during the three and nine months ended September 30, 2016, respectively. There were no options exercised for the three and nine months ended September 30, 2015.

As of September 30, 2016, options outstanding and exercisable are summarized as follows:

Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Options Exercisable
$14.00	18,362	2.47	18,362
$14.00	5,000	3.10	5,000
$14.00	23,362	2.61	23,362

Note 3.        Securities

Amortized costs and fair values of securities held to maturity are summarized as follows.

	September 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$6,477	$180	$—	$6,657
Corporate securities	4,250	50	—	4,300
Total	$10,727	$230	$—	$10,957

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$1,457	$—	$(38)	$1,419
Corporate securities	2,750	24	(30)	2,744
Total	$4,207	$24	$(68)	$4,163

The amortized cost and fair value of securities held to maturity as of September 30, 2016, by contractual maturity are shown below.

	September 30, 2016
(Dollars in thousands)	Amortized Cost	Fair Value
Held to Maturity
Due after five years through ten years	$4,250	$4,300
Due after ten years	6,477	6,657
Total	$10,727	$10,957

Amortized costs and fair values of securities available for sale are summarized as follows:

	September 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$69,635	$827	$(163)	$70,299
Obligations of states and political subdivisions	66,146	2,055	(103)	68,098
Mortgage-backed securities:
Agency	131,134	3,267	(513)	133,888
Non-agency	11,273	43	(94)	11,222
Other asset backed securities	53,085	652	(465)	53,272
Corporate securities	16,652	38	(851)	15,839
Total	$347,925	$6,882	$(2,189)	$352,618

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$79,005	$315	$(380)	$78,940
Obligations of states and political subdivisions	74,071	1,956	(434)	75,593
Mortgage-backed securities:
Agency	129,360	3,046	(745)	131,661
Non-agency	12,782	33	(38)	12,777
Other asset backed securities	58,958	426	(603)	58,781
Corporate securities	17,557	22	(760)	16,819
Total	$371,733	$5,798	$(2,960)	$374,571

The amortized cost and fair value of securities available for sale as of September 30, 2016, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	September 30, 2016
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$580	$583
Due after one year through five years	8,964	9,266
Due after five years through ten years	24,328	24,024
Due after ten years	118,561	120,363
Mortgage-backed securities	142,407	145,110
Other asset backed securities	53,085	53,272
Total	$347,925	$352,618

Proceeds from sales of securities available for sale during the nine months ended September 30, 2016 and 2015 were $43.9 million and $11.60 million, respectively. Proceeds from calls and principal repayments of securities available for sale during the nine months ended September 30, 2016, and 2015 were $58.7 million and $70.7 million, respectively.  For the nine months ended September 30, 2016 and 2015, gross gains of $534,000 and $175,000 and gross losses of $23,000 and $37,000, respectively, were realized.  The tax expense applicable to these net realized gains amounted to $174,000 and $47,000 for the nine months ended September 31, 2016 and 2015, respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $120.0 million and $113.1 million at September 30, 2016 and December 31, 2015, respectively.
Investments in an unrealized loss position that are temporarily impaired are as follows:

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
September 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for Sale
U.S. government agencies	$18,090	$(99)	$5,052	$(64)	$23,142	$(163)
Obligations of states and political subdivisions	1,334	(15)	7,432	(88)	8,766	(103)
Mortgage-backed securities:
Agency	17,246	(90)	12,728	(423)	29,974	(513)
Non-agency	5,616	(84)	1,940	(10)	7,556	(94)
Other asset backed securities	9,206	(178)	20,487	(287)	29,693	(465)
Corporate securities	1,994	(60)	11,266	(791)	13,260	(851)
Total	$53,486	$(526)	$58,905	$(1,663)	$112,391	$(2,189)

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to Maturity
Obligations of states and political subdivisions	$1,419	$(38)	$—	$—	$1,419	$(38)
Corporate securities	1,970	(30)	—	—	1,970	(30)
Total	$3,389	$(68)	$—	$—	$3,389	$(68)

Available for Sale
U.S. government agencies	$46,000	$(304)	$4,223	$(76)	$50,223	$(380)
Obligations of states and political subdivisions	16,559	(324)	1,082	(110)	17,641	(434)
Mortgage-backed securities:
Agency	27,627	(402)	9,911	(343)	37,538	(745)
Non-agency	7,842	(37)	671	(1)	8,513	(38)
Other asset backed securities	25,399	(276)	12,037	(327)	37,436	(603)
Corporate securities	10,740	(378)	4,866	(382)	15,606	(760)
Total	$134,167	$(1,721)	$32,790	$(1,239)	$166,957	$(2,960)

A total of 141 securities have been identified by the Company as temporarily impaired at September 30, 2016.  Of the 141 securities, 136 are investment grade and five are speculative grade.  Mortgage-backed securities, other asset backed securities and corporate securities make up the majority of the gross unrealized losses for temporarily impaired securities at September 30, 2016.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of September 30, 2016.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s consolidated income statement and balance sheet.

At September 30, 2016, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred. Based on this analysis and because the Company does not intend to sell securities in an unrealized loss position and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity, the Company does not consider any portfolio securities to be other-than-temporarily impaired. For debt securities related to corporate securities, the Company determined that there was no other adverse change in the cash flows as viewed by a market participant; therefore, the Company does not consider the investments in these assets to be other-than-temporarily impaired at September 30, 2016.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future. For the three and nine months ended September 30, 2016 and the year ended December 31, 2015, no credit related impairment losses were recognized by the Company.

Restricted securities
The Company’s investment in FHLB stock totaled $3.9 million and $4.7 million at September 30, 2016 and December 31, 2015, respectively.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2016, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the consolidated balance sheets.

The Company also has an investment in Federal Reserve Bank (“FRB”) stock which totaled $1.7 million at September 30, 2016 and December 31, 2015, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2016, and no impairment has been recognized. FRB stock is shown in restricted securities on the consolidated balance sheets.

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

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
Real estate loans:
Construction	$32,519	3.8%	$39,673	4.9%
Secured by farmland	16,832	2.0	19,062	2.4
Secured by 1-4 family residential	332,408	39.3	280,096	34.8
Other real estate loans	250,778	29.7	258,035	32.0
Commercial loans	193,826	22.9	190,482	23.6
Consumer loans	19,527	2.3	18,333	2.3
Total gross loans (1)	$845,890	100.0%	$805,681	100.0%
Less allowance for loan losses	11,200		11,046
Net loans	$834,690		$794,635

(1)	Includes net deferred loan costs and premiums of $3.7 million and $3.5 million, respectively.

During the nine months ended September 30, 2016, the Company received $4.4 million in proceeds from the sale of problem loans. Included in the sales were four loans with a recorded investment of $4.3 million, of which $1.2 million were on nonaccrual, as well as 28 loans with no outstanding recorded investment as they had been fully charged-off in prior periods. Gross charge-offs of $513,000 and gross recoveries of $640,000 were recorded through the allowance for loan losses during the nine months ended September 30, 2016, related to the sales of these loans.

The following tables present a contractual aging of the recorded investment in past due loans by class of loans:

	September 30, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$—	$—	$—	$32,519	$32,519
Secured by farmland	—	—	—	—	16,832	16,832
Secured by 1-4 family residential	287	—	3,319	3,606	328,802	332,408
Other real estate loans	315	1,089	148	1,552	249,226	250,778
Commercial loans	568	350	495	1,413	192,413	193,826
Consumer loans	—	6	1,871	1,877	17,650	19,527
Total	$1,170	$1,445	$5,833	$8,448	$837,442	$845,890

	December 31, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$69	$—	$—	$69	$39,604	$39,673
Secured by farmland	—	—	—	—	19,062	19,062
Secured by 1-4 family residential	259	—	1,117	1,376	278,720	280,096
Other real estate loans	325	—	248	573	257,462	258,035
Commercial loans	1,242	15	31	1,288	189,194	190,482
Consumer loans	4	17	—	21	18,312	18,333
Total	$1,899	$32	$1,396	$3,327	$802,354	$805,681

The following table presents the recorded investment in nonaccrual loans and loans that were past due 90 days or more and still accruing :

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
Real estate loans:
Construction	$29	$11	$204	$—
Secured by 1-4 family residential	3,308	—	4,460	—
Other real estate loans	1,089	148	1,186	248
Commercial loans	406	89	1,036	30
Consumer loans	1,871	—	1,898	—
Total	$6,703	$248	$8,784	$278

If interest on nonaccrual loans had been accrued, such income would have approximated $370,000 and $342,000 for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

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

The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system:

September 30, 2016
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$26,934	$8,901	$325,277	$240,168	$187,157	$17,588	$806,025
Special Mention	5,556	—	931	3,805	1,559	27	11,878
Substandard	29	7,931	5,976	5,716	4,704	1,911	26,267
Doubtful	—	—	126	1,089	406	—	1,621
Loss	—	—	98	—	—	1	99
Ending Balance	$32,519	$16,832	$332,408	$250,778	$193,826	$19,527	$845,890

December 31, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$30,114	$10,566	$271,721	$243,768	$183,532	$16,347	$756,048
Special Mention	9,024	—	896	7,254	3,638	42	20,854
Substandard	535	8,496	6,818	5,827	2,301	1,943	25,920
Doubtful	—	—	661	1,186	1,011	—	2,858
Loss	—	—	—	—	—	1	1
Ending Balance	$39,673	$19,062	$280,096	$258,035	$190,482	$18,333	$805,681

The following tables present loans individually evaluated for impairment by class of loan:

	September 30, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$30	$30	$—	$31	$—
Secured by farmland	7,931	7,931	—	7,917	217
Secured by 1-4 family residential	73	108	—	73	2
Other real estate loans	1,089	1,089	—	1,115	—
Commercial loans	879	879	—	885	15
Consumer loans	—	—	—	—	—
Total with no related allowance	$10,002	$10,037	$—	$10,021	$234
With an allowance recorded:
Real estate loans:
Construction	$—	$—	$—	$—	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	4,289	4,341	1,214	4,323	46
Other real estate loans	3,865	3,865	406	3,890	139
Commercial loans	406	3,406	190	708	—
Consumer loans	1,871	1,871	802	1,885	—
Total with a related allowance	$10,431	$13,483	$2,612	$10,806	$185
Total	$20,433	$23,520	$2,612	$20,827	$419

	December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$100	$100	$—	$106	$—
Secured by farmland	7,903	7,903	—	7,903	237
Secured by 1-4 family residential	701	736	—	703	—
Other real estate loans	—	—	—	—	—
Commercial loans	458	493	—	490	17
Consumer loans	—	—	—	—	—
Total with no related allowance	$9,162	$9,232	$—	$9,202	$254
With an allowance recorded:
Real estate loans:
Construction	$103	$103	$53	$109	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	4,426	4,478	1,120	4,547	27
Other real estate loans	4,196	4,196	464	4,224	157
Commercial loans	1,059	4,059	27	2,315	100
Consumer loans	1,898	1,898	1,000	2,449	—
Total with a related allowance	$11,682	$14,734	$2,664	$13,644	$284
Total	$20,844	$23,966	$2,664	$22,846	$538

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

Included in certain loan categories of impaired loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at September 30, 2016 was $14.4 million of which $2.0 million were included in the Company’s nonaccrual loan totals at that date and $12.4 million represented loans performing as agreed according to the restructured terms. This compares with $15.5 million in total restructured loans at December 31, 2015.  The amount of the valuation allowance related to TDRs was $1.1 million and $1.6 million as of September 30, 2016 and December 31, 2015, respectively.

Loan modifications that were classified as TDRs during the three and nine months ended September 30, 2016 and 2015 were as follows:

	Loans Modified as TDRs
	For the Three Months Ended September 30,
(Dollars in thousands)	2016			2015
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	—	$—	$—
Secured by farmland	—	—	—	—	—	—
Secured by 1-4 family residential	1	409	406	—	—	—
Other real estate loans	—	—	—	—	—	—
Total real estate loans	1	$409	$406	—	$—	$—
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	1	$409	$406	—	$—	$—

	Loans Modified as TDRs
	For the Nine Months Ended September 30,
(Dollars in thousands)	2016			2015
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	—	$—	$—	—	$—	$—
Secured by farmland	—	—	—	1	7,903	7,903
Secured by 1-4 family residential	2	809	806	—	—	—
Other real estate loans	1	368	367	—	—	—
Total real estate loans	3	$1,177	$1,173	1	$7,903	$7,903
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	1	3,000	2,282
Total	3	$1,177	$1,173	1	$10,903	$10,185

There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at September 30, 2016 or December 31, 2015.

There were no TDR payment defaults during three and nine months ended September 30, 2016 and 2015. For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

Note 5.        Allowance for Loan Losses

The following table presents, the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	September 30, 2016
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2015	$905	$192	$3,341	$3,761	$1,706	$1,141	$11,046
Charge-offs	(388)	—	(7)	(126)	(31)	(17)	(569)
Recoveries	128	—	395	27	65	55	670
Provision	238	(47)	(112)	(194)	396	(228)	53
Balance at September 30, 2016	$883	$145	$3,617	$3,468	$2,136	$951	$11,200
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$1,214	$406	$190	$802	$2,612
Collectively evaluated for impairment	883	145	2,403	3,062	1,946	149	8,588
Total ending allowance balance	$883	$145	$3,617	$3,468	$2,136	$951	$11,200
Loans:
Individually evaluated for impairment	$30	$7,931	$4,362	$4,954	$1,285	$1,871	$20,433
Collectively evaluated for impairment	32,489	8,901	328,046	245,824	192,541	17,656	825,457
Total ending loans balance	$32,519	$16,832	$332,408	$250,778	$193,826	$19,527	$845,890

	December 31, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Charge-offs	—	—	(344)	(9)	(3,281)	(57)	(3,691)
Recoveries	246	—	359	28	14	11	658
Provision	109	13	(640)	(174)	2,619	366	2,293
Balance at December 31, 2015	$905	$192	$3,341	$3,761	$1,706	$1,141	$11,046
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$53	$—	$1,120	$464	$27	$1,000	$2,664
Collectively evaluated for impairment	852	192	2,221	3,297	1,679	141	8,382
Total ending allowance balance	$905	$192	$3,341	$3,761	$1,706	$1,141	$11,046
Loans:
Individually evaluated for impairment	$203	$7,903	$5,127	$4,196	$1,517	$1,898	$20,844
Collectively evaluated for impairment	39,470	11,159	274,969	253,839	188,965	16,435	784,837
Total ending loans balance	$39,673	$19,062	$280,096	$258,035	$190,482	$18,333	$805,681

	September 30, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Charge-offs	—	—	(100)	(9)	(246)	(46)	(401)
Recoveries	41	—	338	23	11	9	422
Provision (recovery)	189	12	(369)	(200)	(428)	389	(407)
Balance at September 30, 2015	$780	$191	$3,835	$3,730	$1,691	$1,173	$11,400
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$57	$—	$1,376	$463	$46	$1,020	$2,962
Collectively evaluated for impairment	723	191	2,459	3,267	1,645	153	8,438
Total ending allowance balance	$780	$191	$3,835	$3,730	$1,691	$1,173	$11,400
Loans:
Individually evaluated for impairment	$212	$7,903	$5,528	$4,220	$768	$2,302	$20,933
Collectively evaluated for impairment	33,169	11,488	267,648	253,792	179,139	14,698	759,934
Total ending loans balance	$33,381	$19,391	$273,176	$258,012	$179,907	$17,000	$780,867

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

	For the Three Months Ended September 30,
	2016		2015
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,103,235	$0.32	7,162,930	$0.32
Effect of dilutive securities:
Stock options	11,694		6,487
Warrant	45,235		11,716
Earnings per share, diluted	7,160,164	$0.32	7,181,133	$0.32

	For the Nine Months Ended September 30,
	2016		2015
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,092,131	$0.98	7,146,495	$0.99
Effect of dilutive securities:
Stock options	10,882		6,880
Warrant	36,193		13,167
Earnings per share, diluted	7,139,206	$0.98	7,166,542	$0.98

The warrant and none of the stock options were considered anti-dilutive as of September 30, 2016 and 2015.

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

The following tables represent reportable segment information for the three and nine months ended September 30, 2016 and 2015, respectively:

	For the Three Months Ended				For the Three Months Ended
	September 30, 2016				September 30, 2015
(In Thousands)	Retail Banking	Wealth Management	Intercompany Eliminations	Consolidated	Retail Banking	Wealth Management	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$10,803	$3	$(69)	$10,737	$10,700	$3	$—	$10,703
Trust and investment fee income	—	1,208	(40)	1,168	—	1,210	(42)	1,168
Other income	1,103	—	(27)	1,076	1,003	—	—	1,003
Total operating income	11,906	1,211	(136)	12,981	11,703	1,213	(42)	12,874
Expenses:
Interest expense	1,189	—	(69)	1,120	1,044	—	—	1,044
Salaries and employee benefits	4,146	581	—	4,727	4,194	599	—	4,793
Provision for (recovery of) loan losses	(297)	—	—	(297)	(432)	—	—	(432)
Other	4,286	228	(67)	4,447	4,256	84	(42)	4,298
Total operating expenses	9,324	809	(136)	9,997	9,062	683	(42)	9,703
Income before income taxes	2,582	402	—	2,984	2,641	530	—	3,171
Income tax expense	567	153	—	720	722	128	—	850
Net Income	$2,015	$249	$—	$2,264	$1,919	$402	$—	$2,321
Total assets	$1,331,515	$6,537	$(3,050)	$1,335,002	$1,259,205	$6,615	$(4,530)	$1,261,290
Capital expenditures	$153	$—	$—	$153	$285	$—	$—	$285
Goodwill and other intangibles	$—	$3,507	$—	$3,507	$—	$3,679	$—	$3,679

	For the Nine Months Ended				For the Nine Months Ended
	September 30, 2016				September 30, 2015
(In Thousands)	Retail Banking	Wealth Management	Intercompany Eliminations	Consolidated	Retail Banking	Wealth Management	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$32,772	$8	$(69)	$32,711	$31,746	$8	$—	$31,754
Trust and investment fee income	—	3,582	(124)	3,458	—	3,753	(124)	3,629
Other income	3,446	—	(82)	3,364	3,635	—	—	3,635
Total operating income	36,218	3,590	(275)	39,533	35,381	3,761	(124)	39,018
Expenses:
Interest expense	3,445	—	(69)	3,376	3,151	—	—	3,151
Salaries and employee benefits	12,483	1,669	—	14,152	12,805	1,739	—	14,544
Provision for (recovery of) loan losses	53	—	—	53	(407)	—	—	(407)
Other	12,299	694	(206)	12,787	11,646	653	(124)	12,175
Total operating expenses	28,280	2,363	(275)	30,368	27,195	2,392	(124)	29,463
Income before income taxes	7,938	1,227	—	9,165	8,186	1,369	—	9,555
Income tax expense	1,730	463	—	2,193	2,063	443	—	2,506
Net Income	$6,208	$764	$—	$6,972	$6,123	$926	$—	$7,049
Total assets	$1,331,515	$6,537	$(3,050)	$1,335,002	$1,259,205	$6,615	$(4,530)	$1,261,290
Capital expenditures	$250	$—	$—	$250	$2,756	$—	$—	$2,756
Goodwill and other intangibles	$—	$3,507	$—	$3,507	$—	$3,679	$—	$3,679

Note 8.        Capital Purchase Program

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share, at an initial exercise price of $15.85 per share. As a result of the completion of a public stock offering in 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101. The Company subsequently redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement. During 2011, the Warrant was sold by the U.S. Treasury at public auction and, on November 3, 2016, the warrant was exercised in full for a total cash consideration of $1.65 million.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

(Dollars in thousands)	September 30, 2016
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$70,299	$—	$70,299	$—
Obligations of states and political subdivisions	68,098	—	68,098	—
Mortgage-backed securities:
Agency	133,888	—	133,888	—
Non-agency	11,222	—	11,222	—
Other asset backed securities	53,272	—	53,272	—
Corporate securities	15,839	—	15,839	—
Interest rate swaps	287	—	287	—
Interest rate cap	3	—	3	—
Liabilities:
Interest rate swaps	733	—	733	—

(Dollars in thousands)	December 31, 2015
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$78,940	$—	$78,940	$—
Obligations of states and political subdivisions	75,593	—	75,593	—
Mortgage-backed securities:
Agency	131,661	—	131,661	—
Non-agency	12,777	—	12,777	—
Other asset backed securities	58,781	—	58,781	—
Corporate securities	16,819	—	16,819
Interest rate swaps	73	—	73	—
Interest rate cap	39	—	39	—
Liabilities:
Interest rate swaps	370	—	370	—

Measured on nonrecurring basis

The Company may be required, from time to time, to measure and recognize certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. The following describes the valuation techniques and inputs used by the Company in determining the fair value of certain assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans Held for Sale
Loans held for sale are carried at lower of cost or market value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three and nine months ended September 30, 2016. Gains and losses on the sale of loans are recorded as a component of non-interest income on the consolidated statements of income.

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

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in thousands)	September 30, 2016
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$7,819	$—	$—	$7,819
Other real estate owned	$3,387	$—	$—	$3,387
Repossessed assets (1)	$1,043	$—	$—	$1,043

(Dollars in thousands)	December 31, 2015
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$9,018	$—	$—	$9,018
Other real estate owned	$3,345	$—	$—	$3,345
Repossessed assets (1)	$1,043	$—	$—	$1,043

(1)	Included in other assets on the consolidated balance sheets.

The following table presents quantitative information as of September 30, 2016 and December 31, 2015 about Level III fair value measurements for assets measured at fair value on a nonrecurring basis:

September 30, 2016	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$4,130	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 100% (10%)
Impaired loans	$3,689	Present value of cash flows	Discount rate	6% - 7% (6%)
Other real estate owned	$3,387	Appraisals	Discount to reflect current market conditions and estimated selling costs	10%
Repossessed assets	$1,043	Market analysis	Historical sales activity	50%

December 31, 2015	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$5,434	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 100% (17%)
Impaired loans	$3,584	Present value of cash flows	Discount rate	6% - 8% (7%)
Other real estate owned	$3,345	Appraisals	Discount to reflect current market conditions and estimated selling costs	10%
Repossessed assets	$1,043	Market analysis	Historical sales activity	50%

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

Off-Balance Sheet Financial Instruments
The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2016 and December 31, 2015, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the tables below.

Fair Value of Financial Instruments
The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

(Dollars in thousands)	September 30, 2016
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$55,791	$55,791	$55,791	$—	$—
Securities held to maturity	10,727	10,957	—	10,957	—
Securities available for sale	352,618	352,618	—	352,618	—
Loans held for sale, net	669	669	—	669	—
Loans, net	834,690	843,307	—	—	843,307
Bank owned life insurance	23,761	23,761	—	23,761	—
Accrued interest receivable	5,030	5,030	—	5,030	—
Interest rate swaps	287	287	—	287	—
Interest rate cap	3	3	—	3	—
Financial liabilities:
Deposits	$1,091,505	$1,090,406	$—	$1,090,406	$—
Securities sold under agreements to repurchase	31,540	31,540	—	31,540	—
FHLB borrowings	63,500	63,655	—	63,655	—
Subordinated notes	5,155	5,168	—	5,168	—
Accrued interest payable	407	407	—	407	—
Interest rate swaps	733	733	—	733	—

(Dollars in thousands)	December 31, 2015
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$39,228	$39,228	$39,228	$—	$—
Securities held to maturity	4,207	4,163	—	4,163	—
Securities available for sale	374,571	374,571	—	374,571	—
Loans, net	794,635	802,535	—	—	802,535
Bank-owned life insurance	23,273	23,273	—	23,273	—
Accrued interest receivable	5,204	5,204	—	5,204	—
Interest rate swaps	73	73	—	73	—
Interest rate cap	39	39	—	39	—
Financial liabilities:
Deposits	$1,040,800	$1,040,016	$—	$1,040,016	$—
Securities sold under agreements to repurchase	26,869	26,869	—	26,869	—
FHLB borrowings	85,000	85,033	—	85,033	—
Subordinated debt	5,155	5,157	—	5,157	—
Accrued interest payable	410	410	—	410	—
Interest rate swaps	370	370	—	370	—

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

During August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

Note 11.        Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015 were:

(Dollars in thousands)	Unrealized Gains on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance December 31, 2014	$3,979	$(185)	$3,794
Unrealized holding losses (net of tax, $229)	(446)	—	(446)
Reclassification adjustment (net of tax, $47)	(91)	—	(91)
Unrealized losses on interest rate swaps (net of tax, $66)	—	(129)	(129)
Reclassification adjustment (net of tax, $2)	—	(4)	(4)
Balance September 30, 2015	$3,442	$(318)	$3,124

Balance December 31, 2015	$1,872	$(195)	$1,677
Unrealized holding gains (net of tax, $805)	1,561	—	1,561
Reclassification adjustment (net of tax, $174)	(337)	—	(337)
Unrealized loss on interest rate swaps (net of tax, $51)	—	(98)	(98)
Balance September 30, 2016	$3,096	$(293)	$2,803

The following table presents information related to reclassifications from accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	For the Three Months Ended September 30,
(Dollars in thousands)	2016	2015
Securities available for sale (1):
Net securities gains reclassified into earnings	$(138)	$—	Gain on sales of securities available for sale, net
Related income tax expense	47	—	Income tax expense
Net effect on accumulated other comprehensive income for the period	(91)	—	Net of tax
Total reclassifications for the period	$(91)	$—	Net of tax

(1)	For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	For the Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Securities available for sale (1):
Net securities gains reclassified into earnings	$(511)	$(138)	Gain on sales of securities available for sale, net
Related income tax expense	174	47	Income tax expense
Derivatives (2):
(Gain) loss on interest rate swap ineffectiveness	—	(6)	Other operating expenses
Related income tax expense	—	2	Income tax expense
Net effect on accumulated other comprehensive income	(337)	(95)	Net of tax
Total reclassifications	$(337)	$(95)	Net of tax

(1)	For more information related to unrealized gains on securities available for sale, see Note 3, "Securities".

(2)	For more information related to unrealized losses on derivatives, see Note 12, "Derivatives".

Note 12.        Derivatives

The Company utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Company accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Company designates each derivative instrument at the inception of the derivative transaction in accordance with this guidance. Information concerning each of the Company's categories of derivatives as of September 30, 2016 and December 31, 2015 is presented below.

Derivatives designated as cash flow hedges

During 2010, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap was designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s trust preferred capital securities. The swap hedges the cash flow associated with the trust preferred capital notes wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty.  The swap is calculated on a notional amount of $5.2 million.  The term of the swap is 10 years and commenced on October 23, 2010.  The Company had cash collateral reserved for this swap in the amount of $400,000 as of September 30, 2016 and December 31, 2015. The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

During 2013, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s

FHLB borrowings. The swap hedges the cash flows associated with the FHLB borrowings wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 1.43% to the same counterparty.  The swap is calculated on a notional amount of $10.0 million.  The term of the swap is 5 years and commenced on November 25, 2013.  The Company had cash collateral reserved for this swap in the amount of $600,000 and $300,000 as of September 30, 2016 and December 31, 2015, respectively. The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, there was no hedge ineffectiveness identified for the three and nine months ended September 30, 2016 and 2015. At December 31, 2015 there was no hedge ineffectiveness identified for this interest rate swap.

The amounts included in accumulated other comprehensive income as unrealized losses (fair value, net of tax) were $293,000 and $195,000 as of September 30, 2016 and December 31, 2015, respectively.

Information concerning the derivatives designated as a cash flow hedges at September 30, 2016 and December 31, 2015 is presented in the following tables:

	September 30, 2016
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$308	0.71%	2.59%	3.9
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$138	0.44%	1.43%	2.1

	December 31, 2015
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$226	0.32%	2.59%	4.8
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$71	0.23%	1.43%	3.0

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

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	September 30, 2016
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,572	$—	$156	1 month LIBOR plus 200 BP	3.90%	11.0
Pay fixed - receive floating interest rate swap	1	1,674	—	131	1 month LIBOR plus 180 BP	4.09%	8.0
Pay floating - receive fixed interest rate swap	1	3,572	156	—	3.90%	1 month LIBOR plus 200 BP	11.0
Pay floating - receive fixed interest rate swap	1	1,674	131	—	4.09%	1 month LIBOR plus 180 BP	8.0
Total derivatives not designated		$10,492	$287	$287

	December 31, 2015
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,760	$—	$21	1 month LIBOR plus 200 BP	3.90%	11.9
Pay fixed - receive floating interest rate swap	1	1,706	—	52	1 month LIBOR plus 180 BP	4.09%	8.9
Pay floating - receive fixed interest rate swap	1	3,760	21	—	3.90%	1 month LIBOR plus 200 BP	11.9
Pay floating - receive fixed interest rate swap	1	1,706	52	—	4.09%	1 month LIBOR plus 180 BP	8.9
Total derivatives not designated		$10,932	$73	$73

Rate Cap Transaction
At September 30, 2016, the Company had one derivative instrument in the form of an interest rate cap agreement with a notional amount of $10.0 million. The notional amount of the financial derivative instrument does not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreement. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party. We do not expect any counterparty to fail to meet its obligations.

The details of the interest rate cap agreement as of September 30, 2016 and December 31, 2015 are summarized below:

September 30, 2016
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at September 30, 2016	Fair Value September 30, 2016	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$3	$—

December 31, 2015
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at December 31, 2015	Fair Value December 31, 2015	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$39	$—

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

At September 30, 2016 and December 31, 2015, the total fair value of the interest rate cap agreement was $3,000 and $39,000, respectively. The fair value of the interest rate cap agreement is included in other assets on the Company's consolidated balance sheets. Changes in fair value are recorded in earnings in other operating expenses. For the nine months ended September 30, 2016 and the year ended December 31, 2015, $36,000 and $31,000 was recognized in other operating expenses. During the three and nine months ended September 30, 2015, the total fair value of the interest rate cap agreement was $35,000 and $35,000 was recognized in other operating expenses.

The premium paid on the interest rate cap agreement is recognized as a decrease in interest income over the duration of the agreement using the caplet method. For the three and nine months ended September 30, 2016 and for the year ended December 31, 2015, no premium amortization was required.

Note 13.        Other Real Estate Owned (OREO)

At September 30, 2016 and December 31, 2015, OREO balances were $3.4 million and $3.3 million, respectively. OREO is primarily comprised of residential properties and non-residential properties, and are located primarily in the state of Virginia. Changes in the balance for OREO, net of valuation allowances, are as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Balance at the beginning of year, net	$3,345	$4,051
Transfers from loans and to premises and equipment, net	526	287
Sales proceeds	(224)	(814)
Gains (losses) on disposition	50	(100)
Less valuation adjustments	(310)	(79)
Balance at the end of the period, net	$3,387	$3,345

Expenses applicable to net OREO, including gains and losses on sales as well as valuation adjustments, were $183,000 and $193,000 during the three months ended September 30, 2016 and 2015, respectively and $339,000 and $285,000 during the nine months ended September 30, 2016 and 2015, respectively.

The major classifications of OREO in the consolidated balance sheets at September 30, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Real estate loans:
Construction	$858	$853
Secured by farmland	—	—
Secured by 1-4 family residential	2,169	1,958
Other real estate loans	360	534
Total real estate loans	$3,387	$3,345

At September 30, 2016, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. At December 31, 2015, the Company had one consumer mortgage loan secured by residential real estate that totaled $533,000 for which foreclosure was in process and subsequently transfered to OREO.

Note 14.        Low Income Housing Tax Credits

The Company has invested in four separate housing equity funds at September 30, 2016 and December 31, 2015. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $8.50 million and $9.03 million at September 30, 2016 and December 31, 2015, respectively. The expected terms of these investments and the related tax benefits run through 2033. Tax credits and other tax benefits recognized during the three months ended September 30, 2016 and 2015 were $110,000 and $36,000, respectively, and for the nine months ended September 30, 2016 and 2015, were $345,000 and $178,000, respectively, related to these investments. Total projected tax credits to be received for 2016 are $504,000, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $8.71 million and $9.31 million at September 30, 2016 and December 31, 2015, respectively, and are included in other liabilities on the consolidated balance sheets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at September 30, 2016 and results of operations of the Company for the three and nine months ended September 30, 2016 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the 2015 Form 10-K. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

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

On October 24, 2016, the Company and Access National Corporation (“Access”) announced a definitive agreement to combine in a strategic merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Access (the “Merger”). As a result of the Merger, the holders of shares of the Company's common stock will receive 1.3314 shares of Access common stock for each share of the Company's common stock held immediately prior to the effective date of the Merger. The completion of the Merger is subject to various closing conditions, including obtaining the approvals of the Company’s and Access' shareholders and receiving certain regulatory approvals. The transaction is expected to close during the second quarter 2017.

Net income for the quarter ended September 30, 2016 decreased by 2.46% to $2.26 million from $2.32 million for the same period in 2015. Earnings per diluted share for the quarter ended September 30, 2016 were $0.32 per share compared to $0.32 per share for the same period in 2015. Net income for the nine months ended September 30, 2016 decreased 1.09% to $6.97 million from $7.05 million over the same period in 2015. Earnings per diluted share for the nine months ended September 30, 2016 and 2015 were $0.98 per share.

Annualized return on average assets for the quarter ended September 30, 2016 was 0.68% compared to 0.73% for the same period in 2015. Annualized return on average equity for the quarter ended September 30, 2016 was 7.01% compared to 7.32% for the same period in 2015. Annualized return on average assets for the nine months ended September 30, 2016 was 0.71%, compared to 0.75% for the same period in 2015. Annualized return on average equity for the nine months ended September 30, 2016 was 7.37%, compared to 7.54% for the same period in 2015.

The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, decreased from 3.28% for the quarter ended September 30, 2015 to 3.11% for the quarter ended September 30, 2016.  The net interest margin decreased from 3.31% for the nine months ended September 30, 2015 to 3.20% for the nine months ended September 30, 2016.

The Company recorded a recovery of loan losses in the amount of $297,000 for the quarter ended September 30, 2016 compared to the recovery of loan losses of $432,000 for the same period in 2015. The provision for loan losses was $53,000 for the nine months ended September 30, 2016 compared to a recovery of loan losses of $407,000 for the same period in 2015. Refer to the discussion of asset quality in the financial condition section for specific discussion in the movement of asset quality.

Non-interest income for the quarter ended September 30, 2016 increased by 3.36% compared to the quarter ended September 30, 2015. Non-interest income for the nine months ended September 30, 2016 decreased by 6.08% compared to the same period in 2015. The Company recorded net gains on securities available for sale of $138,000 and $511,000 the quarter and nine month periods ended September 30, 2016, respectively, as sales were made to fund loan growth. Also, in the first quarter of 2015, there was a substantial recovery of expenses of approximately $500,000 related to a loan that had previously been charged-off. Excluding this recovery, other operating income for the nine month period ended September 30, 2016 would have been relatively flat compared to 2015. Other operating income generally includes revenue from prepayment penalties, safe deposit charges, wire fees and other miscellaneous adjustments.

Non-interest expense increased by 0.91% compared to the quarter ended September 30, 2015. For the nine months ended September 30, 2016, non-interest expense increased by 0.82% compared to the same period in 2015.

The Company’s capital ratios remain well above regulatory minimum capital ratios as of September 30, 2016:

Capital Ratios	Actual September 30, 2016	Regulatory Minimum (1)	Excess Over Regulatory Minimum
Tier 1 leverage ratio	9.6%	4.0%	5.6%
Common equity tier 1 ratio	15.9%	7.0%	8.9%
Tier 1 risk-based capital ratio	16.6%	8.5%	8.1%
Total risk-based capital ratio	17.8%	10.5%	7.3%

(1)
Assumes fully phased-in Basel III regulatory capital rules. The Common Equity Ratio, the Tier 1 Ratio and the Total Capital Ratio include a 2.50% Capital Conservation Buffer that must be maintained in order for the bank to remain well capitalized and to avoid restrictions on payments of dividends, bonuses, capital repurchases and restricted payments.

At September 30, 2016, total assets were $1.34 billion, an increase of 3.10% since December 31, 2015.  Gross loans held-for-investment increased by $40.21 million to $845.89 million, an increase of 4.99% since December 31, 2015. Total deposits were $1.09 billion, an increase of 4.87% since December 31, 2015. Non-maturity deposits, including demand, NOW and savings deposits increased by $33.75 million from December 31, 2015 to $829.97 million at September 30, 2016.  Time deposits increased by 6.93% or $16.96 million from December 31, 2015 to $261.53 million at September 30, 2016.

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

Results of Operations

The Company's net income for the third quarter of 2016 was $2.26 million, a decrease of $57,000 or 2.46% compared to the third quarter of 2015. For the third quarter of 2016 and 2015, earnings per diluted share were $0.32.

The following tables reflect an analysis of the Company’s net interest income for the quarters ended September 30, 2016 and 2015 using the daily average balances of the Company’s assets and liabilities for the periods indicated. Nonaccrual loans are included in the loan balances.

	Three Months Ended September 30,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$314,367	$1,667	2.11%	$320,684	$2,009	2.49%
Tax-exempt (1)	50,914	623	4.86%	51,252	672	5.20%
Total securities	$365,281	$2,290	2.49%	$371,936	$2,681	2.86%
Loans:
Taxable	$851,030	$8,618	4.03%	$777,039	$8,222	4.20%
Tax-exempt (1)	577	8	5.52%	630	8	5.04%
Total loans (3)	$851,607	$8,626	4.03%	$777,669	$8,230	4.20%
Interest on deposits with other banks and federal funds sold	39,315	35	0.35%	46,671	23	0.20%
Total earning assets	$1,256,203	$10,951	3.47%	$1,196,276	$10,934	3.63%
Less: allowances for loan losses	(11,516)			(11,870)
Total nonearning assets	80,465			77,155
Total assets	$1,325,152			$1,261,561
Liabilities:
Interest-bearing deposits:
Checking	$350,110	$194	0.22%	$343,584	$176	0.20%
Regular savings	130,623	61	0.19%	120,104	56	0.18%
Money market savings	76,377	49	0.26%	66,144	32	0.19%
Time deposits:
$100,000 and over	153,108	336	0.87%	148,998	322	0.86%
Under $100,000	116,061	269	0.92%	103,897	291	1.11%
Total interest-bearing deposits	$826,279	$909	0.44%	$782,727	$877	0.45%
Securities sold under agreements to repurchase	33,585	1	0.01%	28,859	2	0.03%
FHLB borrowings and other debt	71,731	210	1.17%	68,416	165	0.96%
Total interest-bearing liabilities	$931,595	$1,120	0.48%	$880,002	$1,044	0.47%
Non-interest bearing liabilities:
Demand deposits	250,705			242,983
Other liabilities	14,379			12,815
Total liabilities	$1,196,679			$1,135,800
Shareholders' equity	128,473			125,761
Total liabilities and shareholders' equity	$1,325,152			$1,261,561
Net interest income		$9,831			$9,890
Interest rate spread			2.99%			3.16%
Cost of Funds			0.38%			0.37%
Interest expense as a percent of average earning assets			0.35%			0.35%
Net interest margin			3.11%			3.28%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 366 day year for 2016 and 365 day year for 2015.

(3)	Total average loans include loans on non-accrual status.

The Company's net income for the nine months ended September 30, 2016 was $6.97 million, a decrease of $77,000 or 1.09% from the nine months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, earnings per diluted share was $0.98.

The following tables reflect an analysis of the Company’s net interest income for the nine months ended September 30, 2016 and 2015 using the daily average balances of the Company’s assets and liabilities for the periods indicated. Nonaccrual loans are included in the loan balances.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$325,562	$5,888	2.42%	$315,507	$5,832	2.47%
Tax-exempt (1)	50,755	1,974	5.20%	51,680	2,051	5.31%
Total securities	$376,317	$7,862	2.79%	$367,187	$7,883	2.87%
Loans:
Taxable	$832,214	$25,380	4.07%	$764,337	$24,468	4.28%
Tax-exempt (1)	625	26	5.56%	620	25	5.39%
Total loans (3)	$832,839	$25,406	4.07%	$764,957	$24,493	4.28%
Interest on deposits with other banks and federal funds sold	42,115	123	0.39%	52,858	84	0.21%
Total earning assets	$1,251,271	$33,391	3.56%	$1,185,002	$32,460	3.66%
Less: allowances for loan losses	(11,359)			(11,894)
Total nonearning assets	80,774			76,703
Total assets	$1,320,686			$1,249,811
Liabilities:
Interest-bearing deposits:
Checking	$353,769	$576	0.22%	$342,184	$517	0.20%
Regular savings	129,538	180	0.19%	117,981	164	0.19%
Money market savings	75,762	133	0.23%	67,314	95	0.19%
Time deposits:
$100,000 and over	148,115	980	0.88%	136,980	900	0.88%
Under $100,000	112,442	801	0.95%	107,181	904	1.13%
Total interest-bearing deposits	$819,626	$2,670	0.44%	$771,640	$2,580	0.45%
Securities sold under agreements to repurchase	29,966	2	0.01%	30,578	64	0.28%
FHLB borrowings and other debt	87,786	704	1.07%	69,752	507	0.97%
Federal funds purchased	2	—	—%	2	—	—%
Total interest-bearing liabilities	$937,380	$3,376	0.48%	$871,972	$3,151	0.48%
Non-interest bearing liabilities:
Demand deposits	243,020			239,791
Other liabilities	13,896			13,126
Total liabilities	$1,194,296			$1,124,889
Shareholders' equity	126,390			124,922
Total liabilities and shareholders' equity	$1,320,686			$1,249,811
Net interest income		$30,015			$29,309
Interest rate spread			3.08%			3.18%
Cost of Funds			0.38%			0.38%
Interest expense as a percent of average earning assets			0.36%			0.36%
Net interest margin			3.20%			3.31%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	All yields and rates have been annualized on a 366 day year for 2016 and 365 day year for 2015.

(3)	Total average loans include loans on non-accrual status.

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

Net interest income was $9.62 million for the quarter ended September 30, 2016.  This is a decrease of 0.43% compared to the same period in 2015.  The net interest margin for the quarter ended September 30, 2016 was 3.11% compared to a net interest margin of 3.28% for the same period in 2015. The net interest income was $29.34 million for the nine months ended September

30, 2016. This is an increase of 2.56% over net interest income reported for the same period for 2015. The net interest margin for the nine months ended September 30, 2016 was 3.20% compared to 3.31% for the same period for 2015.

The following factors contributed to the change in the net interest margin:

•
Yields on earning assets for the quarter decreased by 16 bp compared to the same period for 2015. Yields on earning assets for the nine month period decreased by 10 bp compared to the same period for 2015.

•
Yields on investment securities decreased by 37 bp compared to the quarter ended September 30, 2015 and decreased by 8 bp compared to the nine month period ended September 30, 2015. The principal reason for the decline in yields was elevated refinancing activity and sales of securities during the quarter.

•
Yields on loans decreased by 17 bp compared to the quarter ended September 30, 2015 and decreased by 21 bp compared to the nine month period ended September 30, 2015. Loan yields declined in large part due to payoffs and lower yields on new loans added to the balance sheet.

•	The cost of funds has remained relatively stable at 38 bp, compared to the quarter and nine month periods ended September 30, 2015.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
GAAP measures:
Interest Income - Loans	$8,624	$8,227	$25,397	$24,484
Interest Income - Investments & Other	2,113	2,476	7,314	7,270
Interest Expense - Deposits	909	877	2,670	2,580
Interest Expense - Other Borrowings	211	167	706	571
Total Net Interest Income	$9,617	$9,659	$29,335	$28,603
Non-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	212	228	671	697
Non-taxable interest income - loans	2	3	9	9
Total Tax Benefit Realized on Non-Taxable Interest Income	$214	$231	$680	$706
Total Tax Equivalent Net Interest Income	$9,831	$9,890	$30,015	$29,309

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

Non-Interest Income
Non-interest income has been and will continue to be an important factor for increasing profitability.  Management recognizes this and continues to review and consider areas where non-interest income can be increased.  Non-interest income includes fees generated by the commercial and retail banking segment and the wealth management segment.  Non-interest income for the quarter ended September 30, 2016 was higher by 3.36% compared to the quarter ended September 30, 2015.  Non-interest income for the nine months ended September 30, 2016 was lower by 6.08% compared to the same period for 2015. A more detailed discussion of non-interest income follows:

•
Total revenue generated by our wealth management group, Middleburg Investment Group ("MIG") remained unchanged for the quarter at $1.17 million compared to the same period of 2015 and decreased to $3.46 million for the nine month period ended September 30, 2016 from $3.63 million for the same period in 2015. Fee income is based primarily upon the market value of assets under administration which were $2.01 billion at September 30, 2016 and $1.91 billion at September 30, 2015.

•
Net gains on securities available for sale were $138,000 and zero for the quarters ended September 30, 2016 and 2015, respectively and $511,000 and $138,000 for the nine month periods ended September 30, 2016 and 2015, respectively. Securities were sold in order to fund loan growth.

•
Other operating income was $136,000 for the quarter ended September 30, 2016, a decrease of 35.85% compared to the quarter ended September 30, 2015. Other operating income was $492,000 for the nine months ended September 30, 2016, a decrease of 58.79% compared to the same period in 2015. In the first quarter of 2015, there was a substantial recovery of approximately $500,000 in expenses related to a loan that had previously been charged off that was included in other operating income. Other operating income generally includes revenue from prepayment penalties, safe deposit charges, wire fees and other miscellaneous adjustments.

The following table depicts the changes in non-interest income:

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Service charges on deposit accounts	$303	$275	$868	$803
Trust services income	1,168	1,168	3,458	3,629
ATM fee income, net	190	209	565	593
Gains on sales of loans held for sale, net	11	9	23	3
Gains on sales of securities available for sale, net	138	—	511	138
Commissions on investment sales	133	132	417	415
Bank owned life insurance	165	166	488	489
Other operating income	136	212	492	1,194
Total non-interest income	$2,244	$2,171	$6,822	$7,264

Non-Interest Expense
Non-interest expense for the quarter ended September 30, 2016, increased by 0.91% compared to the same period in 2015. Non-interest expense increased by 0.82% compared to the nine months ended September 30, 2015. Principal reasons for the changes in non-interest expenses were the following:

•
Salaries and employee benefit expenses for the quarter decreased by 1.38% when compared to the same period in 2015. Salaries and employee benefit expenses decreased by 2.70% for the nine month period ended September 30, 2016 when compared to the same period in 2015. The decreases in salaries and employee benefit expenses were primarily due to the Company's continued cost control initiatives.

•
Costs related to other real estate owned (OREO) decreased for the quarter by $10,000 when compared to the same period in 2015. Costs related to OREO increased $54,000 for the nine month period ended September 30, 2016 when compared to the same period in 2015. The difference was due to an increase in valuation adjustments based on updated appraisals during the nine month period ended September 30, 2016 compared to the same period in 2015.

•
Computer operations expense for the quarter increased $81,000 when compared to the quarter ended September 30, 2015. Computer operations expense increased by $387,000 for the nine month period ended September 30, 2016 when compared to the same period in 2015. The primary reasons for the increase in expenses are related to the conversion to a new on-line banking platform.

•
Other operating expenses for the quarter increased by 4.92% when compared to the same period in 2015. Other operating expenses increased by 2.67% for the nine month period ended September 30, 2016 when compared to the same period in 2015. Included in this category were merger related expenses that totaled $165,100 and $236,600 for the quarter and nine months ended September 30, 2016, respectively.

The following table depicts the changes in non-interest expense:

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Salaries and employee benefits	$4,727	$4,793	$14,152	$14,544
Occupancy and equipment	1,262	1,323	3,937	4,054
Amortization	210	160	628	478
Computer operations	605	524	1,923	1,536
Other real estate owned, net	183	193	339	285
Other taxes	237	230	709	684
Federal deposit insurance	215	188	606	583
Audits and exams	136	156	453	472
Other operating expenses	1,599	1,524	4,192	4,083
Total non-interest expense	$9,174	$9,091	$26,939	$26,719

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

The calculation of the adjusted efficiency ratio for the three and nine months ended September 30, 2016 and 2015 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Summary of Operating Results:
Non-interest expense	$9,174	$9,091	$26,939	$26,719
Less: Intangible amortization	43	43	129	129
Less: Other real estate owned, net	183	193	339	285
Adjusted non-interest expense	$8,948	$8,855	$26,471	$26,305

Net interest income	$9,617	$9,659	$29,335	$28,603

Non-interest income	2,244	2,171	6,822	7,264
Less: Gains on sales of securities available for sale, net	138	—	511	138
Adjusted non-interest income	$2,106	$2,171	$6,311	$7,126
Tax equivalent adjustment (2)	299	317	931	958
Total net interest income and non-interest income, adjusted	$12,022	$12,147	$36,577	$36,687

Efficiency ratio, adjusted	74.43%	72.90%	72.37%	71.70%
Efficiency ratio, U.S. GAAP (1)	77.35%	76.85%	74.51%	74.49%

(1)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income.

(2)
Includes tax-equivalent interest adjustments on loans and securities as well as tax-equivalent non-interest income adjustments related to the increase in cash surrender value of bank owned life insurance.

Income Taxes
Income taxes on earnings was $720,000 resulting in an effective tax rate of 24.13% for the quarter ended September 30, 2016, compared to $850,000, or 26.81% for the quarter ended September 30, 2015. Income taxes on earnings was $2.19 million, resulting in an effective tax rate of 23.93% for the nine months ended September 30, 2016, compared to $2.51 million, or 26.23% for the nine months ended September 30, 2015. The primary reason for the decline in the effective tax rate was an increased benefit from low income housing tax credits. For a further discussion of low income housing tax credits, see “Note 14. Low Income Housing Tax Credits".

Financial Condition

Assets, Liabilities and Shareholders’ Equity

Total consolidated assets at September 30, 2016 were $1.34 billion, an increase of 3.10% from December 31, 2015. Cash balances and deposits at other banks increased by $16.56 million and securities portfolio balances decreased by $15.43 million compared to December 31, 2015. We redeployed principal paydowns and sold some securities to fund higher yielding loans. Loans held-for-investment grew by 4.99% or $40.21 million to $845.89 million as of September 30, 2016 compared to $805.68 million on December 31, 2015.

Total consolidated liabilities at September 30, 2016 were $1.21 billion, an increase of 2.97% from December 31, 2015. Total deposits increased by $50.71 million from December 31, 2015 to $1.09 billion as of September 30, 2016. Federal Home Loan Bank borrowings decreased by $21.50 million to $63.50 million.

Shareholders' equity at September 30, 2016 was $128.92 million, compared to $123.55 million at December 31, 2015. Retained earnings at September 30, 2016 were $64.60 million compared to $60.39 million at December 31, 2015. The book value of the Company’s common stock at September 30, 2016 was $18.15 per share versus $17.44 per share at December 31, 2015.

Loans
The following table summarizes total loans by category:

	September 30,	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Real estate loans:
Construction	$32,519	$39,673	$33,050	$36,025	$50,218
Secured by farmland	16,832	19,062	19,708	16,578	11,876
Secured by 1-4 family residential	332,408	280,096	265,216	273,384	260,620
Other real estate loans	250,778	258,035	255,236	260,333	254,930
Commercial loans	193,826	190,482	163,269	129,554	118,573
Consumer loans	19,527	18,333	18,367	12,606	13,260
Total gross loans	845,890	805,681	754,846	728,480	709,477
Less allowance for loan losses	11,200	11,046	11,786	13,320	14,311
Net loans	$834,690	$794,635	$743,060	$715,160	$695,166

Changes in the loan portfolio at September 30, 2016 compared to December 31, 2015 were as follows:

•
Real estate construction loans primarily consist of pre-sold 1-4 family residential loans along with some commercial construction loans.  This category represented 3.8% of total loans, a decrease of approximately $7.15 million from $39.67 million.

•	Loans secured by farmland decreased by $2.23 million from $19.06 million.

•	Loans secured by 1-4 family residential real estate represented 39.3% of total loans, an increase of $52.31 million.

•
Other real estate loans are typically non-farm, non-residential real estate loans which are, in most cases, owner-occupied commercial buildings.  Other real estate loans represented 29.7% of total loans, a decrease of $7.26 million.

•	Commercial loans, which consist of secured and unsecured loans to small businesses, increased by 1.76%.

•	Consumer loans increased by $1.19 million or 6.51%.

Asset Quality
Total nonperforming assets continue to decline, totaling $23.77 million as of September 30, 2016 compared to $25.51 million and $26.07 million as of December 31, 2015 and September 30, 2015, respectively. Nonperforming assets include:

•
Nonaccrual loans declined by 23.69% to $6.70 million as of September 30, 2016 compared to $8.78 million as of December 31, 2015 and declined by 24.06% when compared to $8.83 million as of September 30, 2015. The decline in nonaccrual loans during the nine months ended September 30, 2016 was primarily the result of:

◦	the sale of loans with a recorded investment of approximately $1.36 million;

◦	loan payoffs of approximately $708,000, and;

◦	the transfer of loans to OREO with a recorded investment of approximately $530,000.

•	Restructured loans that were accruing totaled $12.39 million as of September 30, 2016 compared to $12.06 million and $12.11 million as of December 31, 2015 and September 30, 2015, respectively.

•	Other real estate owned was $3.39 million as of September 30, 2016, compared to $3.35 million and $3.87 million as of December 31, 2015 and September 30, 2015, respectively.

•	Loans past due for 90+ days and still accruing were $248,000 as of September 30, 2016 compared to $278,000 and $224,000 as of December 31, 2015 and September 30, 2015, respectively.

Total past due loans increased by $5.12 million since December 31, 2015. The increase was largely the result of two previously identified problem loans. These loans were on nonaccrual and considered to be impaired at December 31, 2015 however; they were not contractually past due until 2016. Based on our updated impairment evaluations for the quarter ended September 30, 2016, no additional reserves were required.

Total classified loans decreased from $49.63 million at December 31, 2015 to $39.96 million at September 30, 2016. The primary reason for the decline was due to the overall improvement in asset quality, as well as the sale and payoff of various classified loans.

During the nine months ended September 30, 2016, the Company received $4.41 million in proceeds from the sale of problem loans. Included in the sales were four loans with a recorded investment of $4.29 million, of which $1.25 million were on nonaccrual, as well as 28 loans with no outstanding recorded investment as they had been fully charged-off in prior periods. Gross charge-offs of $513,000 and gross recoveries of $640,000 were recorded through the allowance for loan losses during the nine months ended September 30, 2016, related to the sales of these loans.

The table below summarizes nonperforming assets for the periods indicated.

	September 30,	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans	$6,703	$8,784	$9,944	$19,752	$21,664
Restructured loans (1)	12,386	12,058	4,295	4,674	5,132
Accruing loans greater than 90 days past due	248	278	30	808	1,044
Total nonperforming loans	$19,337	$21,120	$14,269	$25,234	$27,840
Other real estate owned	3,387	3,345	4,051	3,424	9,929
Repossessed assets (2)	1,043	1,043	1,132	—	—
Total nonperforming assets	$23,767	$25,508	$19,452	$28,658	$37,769

Allowance for loan losses	$11,200	$11,046	$11,786	$13,320	$14,311

Nonperforming loans to total loans	2.29%	2.62%	1.89%	3.46%	3.92%
Allowance for loan losses to nonperforming loans	57.92%	52.30%	82.60%	52.80%	51.40%
Nonperforming assets to total assets	1.78%	1.97%	1.59%	2.33%	3.05%

(1)	Amount reflects restructured loans that are not included in nonaccrual loans.

(2)	Included in other assets.

Included in nonperforming loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at September 30, 2016 was $14.40 million of which $2.01 million were included in the Company’s nonaccrual loan totals at that date and $12.39 million represented loans performing as agreed to the restructured terms. This compares with $15.50 million in total TDRs at December 31, 2015. The amount of the valuation allowance related to TDRs was $1.11 million and $1.60 million as of September 30, 2016 and December 31, 2015, respectively.

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

The Company increased its allowance for loan and lease losses ("ALLL") slightly to $11.20 million or 1.32% of total loans at September 30, 2016 compared to $11.05 million or 1.37% of total loans at December 31, 2015. The increase was largely due to loan growth which led to a higher dollar amount of general reserves at September 30, 2016 compared to December 31, 2015. For the year-to-date 2016, recoveries of previously charged-off loans exceeded current year charge-offs by $101,000. The Company recorded a recovery of loan losses of $297,000 for the quarter ended September 30, 2016 compared to a recovery of loan losses of $432,000 for the same period of 2015 dur to improvements in asset quality. The provision for loan losses was $53,000 and a recovery of loan losses of $407,000 was recorded for the nine month periods ended September 30, 2016 and 2015. General reserves declined as the Company experienced negative loan growth during the quarter, which resulted in the recovery of loan losses.

The following table depicts the transactions, in summary form, related to the allowance for loan losses.

	For the Nine Months Ended	For the Year Ended
(Dollars in thousands)	September 30, 2016	December 31, 2015
Balance, beginning of period	$11,046	$11,786
Add: Provision for loan losses	53	2,293
Less: Charge-offs:
Real estate loans:
Construction	$(388)	$—
Secured by 1-4 family residential	(7)	(344)
Other real estate loans	(126)	(9)
Commercial loans	(31)	(3,281)
Consumer loans	(17)	(57)
Total charge-offs	$(569)	$(3,691)
Add: Recoveries:
Real estate loans:
Construction	$128	$246
Secured by 1-4 family residential	395	359
Other real estate loans	27	28
Commercial loans	65	14
Consumer loans	55	11
Total recoveries	$670	$658
Net (charge-offs) recoveries	$101	$(3,033)
Balance, end of period	$11,200	$11,046

Allowance for loan losses to total loans	1.32%	1.37%
Net (recoveries) charge-offs to average loans	(0.012)%	0.39%

The allocation of the allowance (dollars in thousands) at September 30, 2016 and December 31, 2015 were:

	September 30, 2016	December 31, 2015
Real estate construction	$883	$905
Real estate secured by farmland	145	192
Real estate secured by1-4 family residential	3,617	3,341
Other real estate loans	3,468	3,761
Commercial	2,136	1,706
Consumer	951	1,141
	$11,200	$11,046

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

Securities
The carrying value of the securities portfolio, excluding restricted stock, was $363.35 million at September 30, 2016, compared to $378.78 million at December 31, 2015.

Unrealized losses were $2.19 million and $3.03 million at September 30, 2016 and December 31, 2015, respectively. Unrealized gains were $7.11 million and $5.82 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the Company evaluated the investment portfolio for possible other-than-temporary impairment and concluded that no adverse change in cash flows occurred and did not consider any securities to be other-than-temporarily impaired.

Goodwill and Other Identified Intangibles
Goodwill and other identified intangibles decreased by $129,000 from year end 2015 to $3.51 million at September 30, 2016. This decrease is attributable to amortization expense related to intangibles.

Deposits
Total deposits increased by $50.71 million from December 31, 2015 to $1.09 billion as of September 30, 2016, due to strong deposit inflows, specifically in time deposits and non-interest bearing business checking accounts during the period.

Time deposits increased by $16.96 million or 6.93% from December 31, 2015 to $261.53 million at September 30, 2016. Time deposits include $24.45 million and $17.95 million of brokered certificates of deposit and CDARS deposits, respectively. Securities sold under agreements to repurchase (“Repo Accounts”) increased by $4.67 million from $26.87 million at December 31, 2015 to $31.54 million at September 30, 2016. The Repo Accounts include certain long-term commercial checking accounts with average balances that typically exceed $100,000. All repurchase agreement transactions entered into by the Company are accounted for as collateralized financings and not as sales.

FHLB Borrowings
The Company had no overnight advances from the Federal Home Loan Bank of Atlanta (“FHLB”) outstanding at September 30, 2016. FHLB term advances were $63.50 million at September 30, 2016, lower by $21.50 million compared to December 31, 2015.  The majority of FHLB advances have a remaining maturity of less than one year and we expect to replace them with core deposits as the advances mature.

Capital Resources and Dividends

Shareholders' equity was $128.92 million at September 30, 2016 compared to $123.55 million at December 31, 2015. During the quarter and nine month periods ended September 30, 2016, the Company declared common stock dividends of $0.13 per share and $0.39 per share, respectively, compared to $0.13 per share and $0.33 per share for the same periods in 2015. The book value of common stock was $18.15 per share at September 30, 2016 and $17.44 at December 31, 2015.

On September 15, 2015, the Company's Board of Directors authorized the repurchase of up to $10.00 million of the Company’s common stock, or approximately 8% of the Company’s outstanding shares. The repurchase program was effective immediately and runs through December 31, 2017. This program replaces the previous repurchase program adopted in 1999, pursuant to which the Company had 24,084 shares remaining eligible for repurchase. As of September 30, 2016, the Company had repurchased a total of 104,300 shares under the current plan, with a total cost of $1.91 million and for a weighted average price of $18.33, of this 26,800 shares were repurchased during the nine months ended September 30, 2016, with a total cost of $490,100 and for a weighted average price of $18.29.

The Company's capital ratios were well above regulatory minimums as of September 30, 2016 and December 31, 2015:

•	Total Risk Based Capital ratio of 17.83% and 17.50% at September 30, 2016 and December 31, 2015, respectively.

•	Common Equity Tier 1 ratio of 15.92% and 15.60% at September 30, 2016 and December 31, 2015, respectively.

•	Tier 1 Capital ratio of 16.57% and 16.30% at September 30, 2016 and December 31, 2015, respectively.

•	Leverage ratio of 9.59% at September 30, 2016 compared to 9.60% at December 31, 2015.

The Company's capital conservation buffer was 9.83% at the end of the third quarter of 2016.

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $45.0 million, none of which had outstanding balances at September 30, 2016.  Middleburg Bank is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  At September 30, 2016, available borrowing capacity from this source was $42.75 million.  At September 30, 2016, Middleburg Bank had $31.54 million of outstanding borrowings pursuant to securities sold under agreements to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.

The Company has a secured line of credit with the Federal Home Loan Bank of Atlanta. The credit available from this line depends on the total assets of the bank. As of September 30, 2016, the remaining credit availability from this line was $304.07 million, while the amount of eligible collateral, in the form of qualifying real estate secured loans, was $224.32 million. The bank would have to post additional collateral, in the form of eligible securities, if it sought to borrow more than the amount of eligible lending collateral. The Company had $239.04 million of unencumbered securities as of September 30, 2016.

At September 30, 2016, cash, interest-bearing deposits with other banks, federal funds sold, short-term investments and unencumbered securities available for sale were 24.47% of total liabilities.

Off-Balance Sheet Arrangements
As of September 30, 2016, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	ability to obtain regulatory approvals and meet other closing conditions to the pending merger with Access;

•	delays in closing the merger with Access;

•	the inability to recognize cost savings or revenues or to implement integration plans associated with the merger with Access;

•	deposit attrition, operating costs, customer losses and business disruption in connection with the merger, including adverse effects on relationships with employees;

•	termination of the merger agreement, or failure to complete the merger, could negatively impact our stock price and our future business and financial results;

•	further adverse changes in general economic and business conditions in the Company’s market area;

•	changes in banking and other laws and regulations applicable to the Company;

•	maintaining asset qualities;

•	the ability to properly identify risks in our loan portfolio and calculate an adequate loan loss allowance;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	concentration in loans secured by real estate;

•	changing trends in customer profiles and behavior;

•	changes in interest rates and interest rate policies;

•	maintaining cost controls as the Company opens or acquires new facilities;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the ability to continue to attract low cost core deposits to fund asset growth;

•	the ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

•	reliance on the Company’s management team, including its ability to attract and retain key personnel;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Company;

•	maintaining capital levels adequate to support the Company’s growth; and

•	other factors described in Item 1A, “Risk Factors,” discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis as of September 30, 2016 and December 31, 2015.

Estimated Net Interest Income Sensitivity
Rate Change	September 30, 2016	December 31, 2015
+ 200 bps	7.4%	(2.7)%
- 200 bps	(12.5)%	(13.4)%

At September 30, 2016, the Company’s interest rate risk model indicated that for an immediate 200 basis points increase in interest rates, net interest income was expected to increase by 7.40% over a 12-month period.  For the same time period, the interest rate risk model indicated that, for an immediate 200 basis points decrease in interest rates, net interest income was expected to decrease by 12.5% over a 12-month period.  The results for the down rate scenarios are not very meaningful given the low level of overall interest rates. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is slightly asset sensitive.

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

ITEM 1A.    RISK FACTORS

Other than the additional items disclosed below, there have been no material changes to the risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10K for the fiscal year ended December 31, 2015.

Combining Access and the Company may be more difficult, costly or time-consuming than we expect.
The success of the Merger will depend, in part, on Access’ ability to realize the anticipated benefits and cost savings from combining the businesses of Access and the Company and to combine the businesses of Access and the Company in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of the Company or decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, Access must successfully combine the businesses of Access and the Company. If Access is not able to achieve these objectives, the anticipated benefits and cost savings of the Merger may not be realized fully or at all or may take longer to realize than expected.

Access and the Company have operated, and, until the completion of the Merger, will continue to operate, independently. The success of the Merger will depend, in part, on Access’ ability to successfully combine the businesses of Access and the Company. To realize these anticipated benefits, after the completion of the Merger, Access expects to integrate the Company’s business into its own. The integration process in the Merger could result in the loss of key employees, the disruption of each party’s ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely either party’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the Merger. The loss of key employees could adversely affect Access’ ability to successfully conduct its business in the markets in which the Company now operates, which could have an adverse effect on Access’ financial results and the value of its common stock. If Access experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause Access and the Company to lose customers or cause customers to withdraw their deposits from the Company’s or Access’ banking subsidiaries, or other unintended consequences that could have a material adverse effect on Access’ results of operations or financial condition after the Merger. These integration matters could have an adverse effect on the Company during this transition period and on Access for an undetermined period after consummation of the Merger.

The Merger may distract management of the Company from its other responsibilities.
The Merger could cause the management of the Company to focus its time and energies on matters related to the Merger that otherwise would be directed to its business and operations. Any such distraction on the part of the Company’s management, if significant, could affect its ability to service existing business and develop new business and adversely affect the business and earnings of the Company before the Merger, or the business and earnings of Access after the Merger.

Termination of the Merger Agreement could negatively impact the Company.
Each of the Company’s and Access’s obligation to consummate the Merger remains subject to a number of conditions, and there can be no assurance that all of the conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. If the Merger Agreement is terminated, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. If the Merger Agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by the Company's board of directors, the Company may be required to pay to Access a termination fee of $9.9 million.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we would have to recognize these expenses and would have committed substantial time and resources by our management, without realizing the expected benefits of the

Merger. In addition, failure to consummate the Merger also may result in negative reactions from the financial markets or from our customers, vendors and employees. If the Merger is not completed, these risks may materialize and could have a material adverse effect on our stock price, business and cash flows, financial condition and results of operations.

The Merger Agreement limits the ability of the Company to pursue alternatives to the Merger.
The Merger Agreement contains “no-shop” provisions that, subject to limited exceptions, limit the ability of the Company to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. In addition, under certain circumstances, if the Merger Agreement is terminated and the Company, subject to certain restrictions, consummates a similar transaction other than the Merger, the Company must pay to Access a termination fee of $9.9 million. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing the acquisition even if it were prepared to pay consideration, with respect to the Company, with a higher per share market price than that proposed in the Merger.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees by the Company may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Company or the combined company following the Merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or the combined company following the Merger, the Company’s business, or the business of the combined company following the Merger, could be harmed. In addition, the Company has agreed to operate its business in the ordinary course prior to the closing of the Merger and from taking certain specified actions until the Merger occurs, and the merger agreement restricts us from taking other specified actions until the merger occurs without the consent of Access. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

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

There were no repurchases of the Company's common stock that occurred during the quarter ended September 30, 2016.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

2.1
Agreement and Plan of Reorganization, dated as of October 21, 2016, between Access National Corporation and Middleburg National Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 25, 2016).

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

101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLEBURG FINANCIAL CORPORATION

Date:	November 4, 2016	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date:	November 4, 2016	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

EXHIBIT INDEX

Exhibits

2.1
Agreement and Plan of Reorganization, dated as of October 21, 2016, between Access National Corporation and Middleburg National Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 25, 2016).

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
101
The following materials from the Middleburg Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.