Form 10-K
period 2016-12-31
MIDDLEBURG FINANCIAL CORP
filed 2017-03-15
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $193,158,000
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  7,200,194 shares of Common Stock as of March 15, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K will be included in the registrant’s definitive proxy statement and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

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

Merger between the Company and Access National Corporation ("Access")
On October 24, 2016, the Company and Access National Corporation (“Access”) announced a definitive agreement to combine in a strategic merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Access (the “Merger”). Upon consummation of the Merger, the holders of shares of the Company's common stock will receive 1.3314 shares of Access common stock for each share of the Company's common stock held immediately prior to the effective date of the Merger. The transaction is expected to be completed in the second quarter of 2017, subject to approval of both companies' shareholders, regulatory approvals and other customary closing conditions.

Commercial and Retail Banking Services
Middleburg Bank opened for business on July 1, 1924 and has continuously offered banking products and services to surrounding communities since that date.  Middleburg Bank has twelve full service facilities.  The main office is located at 111 West Washington Street, Middleburg, Virginia 20117.  Middleburg Bank has two full service facilities in Leesburg, Virginia.  Other full service facilities are located in Ashburn, Gainesville, Marshall, Purcellville, Reston, Richmond, Warrenton, and Williamsburg, Virginia.

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

Loudoun, Fairfax, Fauquier and western Prince William counties are located in northwestern Virginia and included in the Washington-Baltimore metropolitan statistical area.    The local economy of these counties is driven by service industries, including but not limited to, professional and technical services requiring a high skill level; federal, state and local government; construction; agriculture and retail trade. According to the latest available U.S. Census Bureau data, the estimated population in these counties was:

•	Loudoun County - 375,629

•	Fairfax County - 1,142,234

•	Fauquier County - 68,782

•	Prince William County - 451,721

The City of Williamsburg is located in the Tidewater region of Virginia and has an estimated population of 15,052 according to the U.S. Census Bureau, while the surrounding area (James City County) has an estimated population of 73,147.

The City of Richmond has an estimated population of 220,289 according to the U.S. Census Bureau while the Richmond metropolitan statistical area has a population of 1,269,129.

Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. At December 31, 2016, assets of the commercial and retail banking segment totaled $1.4 billion. For the year ended December 31, 2016, the net income for this segment totaled $7.1 million.

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

Revenue from wealth management activities is comprised mostly of fees based upon the market value of the accounts under administration as well as commissions on investment transactions. The wealth management services are conducted by Middleburg Trust Company. At December 31, 2016, assets of the wealth management services segment totaled $12.5 million. For the year ended December 31, 2016, the net income for this segment totaled $1.0 million.

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

Products and Services

The Company, through its subsidiaries, offers a wide range of banking, fiduciary and investment management services to both individuals and small businesses.  Middleburg Bank’s services include various types of checking and savings deposit accounts, and the origination of business, real estate, development, mortgage, home equity, automobile and other installment, demand and term loans.  Also, Middleburg Bank offers ATMs at twelve facilities and at two off-site locations.  Additional banking services available to the Company’s clients include, but are not limited to, ACH, Internet banking, safe deposit box rentals, notary public and wire services.

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

Employees

As of December 31, 2016, the Company and its subsidiaries had a total of 189 full time equivalent employees.  The Company considers relations with its employees to be excellent.  The Company’s employees are not represented by a collective bargaining unit.

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

Competition

The Company’s commercial and retail banking segment faces significant competition for both loans and deposits.  Competition for loans comes from commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies, and other institutional lenders.  Its most direct competition for deposits comes from commercial banks, credit unions, savings banks, savings and loan associations and other financial institutions. Based upon total deposits at June 30, 2016, as reported to the Federal Deposit Insurance Corporation (the “FDIC”), the Company had:

•	13.19% of the nearly $6.1 billion in deposits in Loudoun County.

•	1.24% of the nearly $5.0 billion in deposits in the Reston market.

•	6.55% of the nearly $1.5 billion in deposits in Fauquier County.

•	3.81% of the nearly $1.3 billion in deposits in James City County.

•	0.52% of the nearly $4.3 billion in deposits in Prince William County.

•	0.09% of the nearly $19.2 billion in deposits in the City of Richmond.

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

Middleburg Bank has three levels of lending authority.  Individual loan officers are the first level and are limited to their lending authority.  The second level is the Officers Loan Committee, which is composed of five senior officers of Middleburg Bank. The Officers Loan Committee approves loans that exceed the individual loan officers’ lending authority and reviews loans to be presented to the Directors Loan Committee.  The Directors Loan Committee is composed of six Directors, of which four are independent Directors.  The Directors Loan Committee approves new, modified and renewed credits that exceed Officer Loan Committee lending authorities.  A quorum is reached when four committee members are present, of which at least three must be independent Directors.  The approval of an application will be met with a majority of the members present, but no less than three votes. In addition, the Directors Loan Committee reports all new loans that were reviewed and approved to Middleburg Bank’s Board of Directors on a monthly basis.  Monthly reports provided to the Directors Loan Committee include, but are not limited to, all new credits in excess of $12,500 or which had been extended; a watch list including names, current balances, risk rating and payment status; nonaccruals and recommended charge-offs and a list of overdrafts in excess of $1,500 which have been overdrawn for more than five days.  The Directors Loan Committee also reviews lending policies that are proposed by management.

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

1 - 4 Family Residential Real Estate Lending
Residential lending activity may be generated by loan originator solicitation, referrals by real estate professionals, existing or new clients and purchases of whole loans.  As part of the loan application process, information is gathered on income, employment and credit history of the applicant.  Loan originations are underwritten using Middleburg Bank’s underwriting guidelines.  Security for the majority of residential lending is in the form of owner occupied 1- 4 family dwellings. The valuation of residential collateral is provided by independent appraisers who have been approved by the Company's Board of Directors. In connection with residential real estate loans, the Company requires title insurance, hazard insurance and, if required, flood insurance.  Flood determination letters with life of loan tracking are obtained on all federally related transactions with improvements serving as security for the transaction.

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

Supervision and Regulation

General

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve").  As a state-chartered commercial bank, Middleburg Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions.  It is also subject to regulation, supervision and examination by the Federal Reserve.  Other federal and state laws, including various consumer and compliance laws, govern the activities of Middleburg Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

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

Payment of Dividends
The Company is a legal entity separate and distinct from its banking and non-banking subsidiaries.  The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries.  The Company and Middleburg Bank are subject to laws and regulations that limit the amount of dividends it can pay, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Company does not expect that any of these laws, regulations or policies will materially affect the ability of Middleburg Bank to pay dividends.  During the year ended December 31, 2016, Middleburg Bank and Middleburg Investment Group paid $5.9 million and $1.0 million, respectively, in dividends to the Company.

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

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations.  In addition to being influenced by the risk profile of the particular depository institution, FDIC premiums are also influenced by the size of the FDIC insurance fund in relation to total deposits in FDIC insured banks.  An institution’s assessment base is its consolidated total assets less its average tangible equity as defined by the FDIC.  The FDIC has authority to impose special assessments from time to time.

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

Federal Reserve System
In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits.  NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at an institution.  For net transaction accounts for final weekly reporting period in the year ended December 31, 2016, the first $15.2 million will be exempt from reserve requirements.  A 3% reserve ratio will be assessed on net transaction accounts over $15.2 million up to and including $95.0 million.  A 10% reserve ratio will be applied above $95.0 million.  These percentages are subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

Dodd-Frank Act
The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have affected or may affect all bank holding companies and banks, including the Company and the Bank. Provisions that significantly affect the business of the Company and the Bank include the following:

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

•
Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act (EFTA) to, among other things, require that debit card interchange fees be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. The Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of $0.21 per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to $0.01 per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations could significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•
Impose comprehensive regulation of over-the-counter derivatives market, subject to significant rulemaking processes, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

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

Mortgage Lending
The CFPB implemented certain sections of the Dodd-Frank Act requiring creditors to make a reasonable, good faith determination of a consumer’s ability to repay any closed-end consumer credit transaction secured by a 1-4 family dwelling. The rule also established certain protections from liability under this requirement to ensure a borrower’s ability to repay for loans that meet the definition of “qualified mortgage.” Loans that satisfy this “qualified mortgage” safe harbor will be presumed to have complied with the new ability-to-repay standard.

Volcker Rule
The Volcker Rule generally would prohibit banking entities from:

•	engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account;

•	owning, sponsoring, or having certain relationships with hedge funds or private equity funds, referred to as “covered funds”.

On January 14, 2014, an adjustment to the final rule was made allowing banks to keep certain collateralized debt obligations (“CDOs”) acquired before the Volcker Rule was finalized, if the CDO was established before May 2010 and is backed primarily by trust preferred securities issued by banks with less than $15 billion in assets. The final rules were effective April 1, 2014; however, the Federal Reserve Board has extended the conformance period until July 21, 2017. We believe that we are in full compliance with the Rule.

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

Risks Related to the Merger with Access National Corporation

Combining Access and the Company may be more difficult, costly or time-consuming than we expect.
The success of the Merger will depend, in part, on the ability of Access to realize the anticipated benefits and cost savings from combining the businesses of Access and the Company in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of the Company or decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, Access must successfully combine the businesses of Access and the Company. If Access is not able to achieve these objectives, the anticipated benefits and cost savings of the Merger may not be realized fully or at all or may take longer to realize than expected.

Access and the Company have operated, and, until the completion of the Merger, will continue to operate, independently. The success of the Merger will depend, in part, on the ability of Access to successfully combine the businesses of Access and the Company. To realize these anticipated benefits, after the completion of the Merger, Access expects to integrate the Company’s business into its own. The integration process in the Merger could result in the loss of key employees, the disruption of each party’s ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely either party’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the Merger. The loss of key employees could adversely affect the ability of Access to successfully conduct its business in the markets in which the Company now operates, which could have an adverse effect on the financial results of Access and to the value of its common stock. If Access experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause Access and the Company to lose customers or cause customers to withdraw their deposits, or other unintended consequences that could have a material adverse effect on Access’s results of operations or financial condition after the Merger. These integration matters could have an adverse effect on the Company during this transition period and on Access for an undetermined period after consummation of the Merger.

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
Each of the Company’s and Access’s obligation to consummate the Merger remains subject to a number of conditions, and there can be no assurance that all of the conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected time frame, or at all. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame. If the Merger Agreement is terminated, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. If the Merger Agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by the Company's board of directors, the Company may be required to pay to Access a termination fee of $9.9 million.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we would have to recognize these expenses and our management would have committed substantial time and resources without realizing the expected benefits of the Merger. Additionally, failure to consummate the Merger may result in negative reactions from the financial markets or from our customers, vendors and employees. If the Merger is not completed, these risks may materialize and could have a material adverse effect on our stock price, business and cash flows, financial condition and results of operations.

The Merger Agreement limits the ability of the Company to pursue alternatives to the Merger.
The Merger Agreement contains “no-shop” provisions that, with limited exceptions, limit the ability of the Company to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. In addition, under certain circumstances, if the Merger Agreement is terminated and the Company, subject to certain restrictions, consummates a similar transaction other than the Merger, the Company must pay to Access a termination fee of $9.9 million. These provisions might discourage a potential competing acquiror who might have an interest in acquiring all or a significant part of the Company from considering or proposing the acquisition even if it were prepared to pay consideration, with respect to the Company, a higher share price than that proposed in the Merger.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees by the Company may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Company or the combined company following the Merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire to not remain with the Company or the combined company following the Merger, the Company’s business, or the business of the combined company following the Merger, could be harmed. In addition, the Company has agreed to operate its business in the ordinary course prior to the closing of the Merger and from taking certain specified actions until the Merger is completed, and the merger agreement restricts us from taking other specified actions until the Merger occurs without the consent of Access. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Our ability to complete the Merger with Access is subject to the receipt of consents and approvals from regulatory agencies which may impose conditions that could adversely affect us or cause the Merger to be abandoned.
Before the Merger may be completed, we must obtain various approvals or consents from the Federal Reserve Board and various bank regulatory and other authorities. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Although Access and the Company do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of Access following the Merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

Fluctuations in market prices of Access common stock will affect the value that our shareholders receive for their shares of our common stock.
Under the terms of the Merger, each share of the Company's common stock will be converted into the right to receive 1.3314 shares of Access common stock (such ratio, the "Exchange Ratio"), the value of which will depend upon the price of Access common stock at the effective date of the Merger. The market price of Access common stock as of the effective date of the Merger may vary from its price at the date the fixed Exchange Ratio was established. Such variations in the market price of Access common stock may result from changes in the business, operations or prospects of Access, regulatory considerations, general market and economic conditions, and other factors. At the time of the special meetings, shareholders of Access and the Company will not know the exact value of the consideration to be paid by Access when the Merger is completed.

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
Our profitability will depend upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities.  Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations and the value we can recognize on the sale of mortgage and home equity loans in the secondary market.  We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it.  Our net interest spread will depend on many factors that are partly or entirely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

New regulations could adversely impact our earnings due to, among other things, increased compliance costs or costs due to noncompliance.
The CFPB issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” must not contain certain specified features, including but not limited to:

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

As of January 17, 2017, one of our shareholders owned 29.19% of our outstanding common stock, of which 6.3% of our outstanding shares are covered by a resale registration statement with the SEC.  In addition, these shares may be sold in certain private transactions or, subject to certain volume limitations, pursuant to Rule 144 under the Securities Act.  If a large amount of our common stock was sold in a short period of time, or other investors perceive such sales to be imminent, the market price of our common stock could drop.  The existence of this “market overhang” could have a negative impact on the market for our common stock.

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

We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.
We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. Any change in enacted tax laws, rules or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations. The taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. We are subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets and our investments in low income housing tax credits. In addition, the determination of our provision for income taxes and other liabilities requires significant judgment by management. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could have a material adverse effect on our financial results in the period or periods for which such determination is made.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters, and that of Middleburg Bank, is located at 111 West Washington Street, Middleburg, Virginia 20117.  The Company’s subsidiaries own or lease various other offices in the counties and municipalities in which they operate.  At December 31, 2016, Middleburg Bank operated twelve branches in the Virginia communities of Ashburn, Gainesville, Leesburg, Marshall, Middleburg, Purcellville, Reston, Richmond, Warrenton and Williamsburg. All of the offices of Middleburg Trust Company are leased.  Additionally, Middleburg Bank owns an operations center building located at 106 Catoctin Circle, SE, Leesburg, Virginia 20175.  See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 5 “Premises and Equipment, Net” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

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

Shares of the Company’s Common Stock trade on the Nasdaq Capital Market under the symbol “MBRG.”  The high and low sale prices per share for the Company’s Common Stock for each quarter of 2016 and 2015, and the amount of cash dividends per share in each quarter, are set forth in the table below.

Market Price and Dividends

		Sales Price ($)		Dividends ($)
		High	Low
2016:	1st quarter	$22.35	$18.02	$0.13
	2nd quarter	27.69	22.00	0.13
	3rd quarter	29.24	26.47	0.13
	4th quarter	36.66	27.18	0.13
2015:	1st quarter	$18.50	$17.90	$0.10
	2nd quarter	18.90	17.41	0.10
	3rd quarter	18.67	16.60	0.13
	4th quarter	18.89	17.20	0.13

As of March 8, 2017, the Company had approximately 450 shareholders of record.

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

The following table summarizes repurchases of the Corporation's common stock that occurred during the year ended December 31, 2016.

(Dollars in thousands, except for per share amounts)	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of a publicly announced plan	Approximate value of shares that may yet be purchased under the plan
January 1, 2016 - January 31, 2016	26,800	$18.29	26,800	$8,088,000

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return on the NASDAQ Composite Index and the SNL $1B-$5B Bank Index as reported by SNL Financial LC, assuming an investment of $100 in shares of Common Stock on December 31, 2011 and the reinvestment of dividends.

	Period Ending December 31,
Index	2011	2012	2013	2014	2015	2016
Middleburg Financial Corporation	100.00	125.47	129.77	131.96	138.84	266.27
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank $1B-$5B	100.00	123.31	179.31	187.48	209.86	301.92

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data that has been derived from the Company's audited financial statements for each of the periods and at the dates indicated.

	Years Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Balance Sheet Data:
Assets	$1,272,643	$1,294,863	$1,222,857	$1,227,753	$1,236,781
Loans, net	848,693	794,635	743,060	715,160	695,166
Loans held for sale	—	—	—	33,175	82,114
Securities	316,792	385,189	355,042	335,203	326,447
Deposits	1,053,058	1,040,800	989,080	982,396	981,900
Shareholders’ equity	126,679	123,554	122,034	115,073	117,122
Average shares outstanding, basic	7,107	7,147	7,106	7,074	7,032
Average shares outstanding, diluted	7,151	7,167	7,127	7,107	7,043
Income Statement Data:
Interest income	$43,375	$42,281	$43,325	$44,272	$47,023
Interest expense	4,424	4,207	5,243	6,567	8,824
Net interest income	38,951	38,074	38,082	37,705	38,199
Provision for loan losses	1,853	2,293	1,960	109	3,438
Net Interest income after provision for loan losses	37,098	35,781	36,122	37,596	34,761
Non-interest income	9,184	9,481	14,080	24,121	29,009
Securities gains	1,554	140	186	418	445
Non-interest expense	36,959	34,857	40,561	54,041	54,259
Income before income taxes and non-controlling interest in consolidated subsidiary	10,877	10,545	9,827	8,094	9,956
Income taxes	2,813	2,715	2,341	1,931	1,966
Non-controlling interest in consolidated subsidiary (income) loss	—	—	98	(9)	(1,504)
Net income	8,064	7,830	7,584	6,154	6,486
Per Share Data:
Net income, basic	$1.13	$1.10	$1.07	$0.87	$0.92
Net income, diluted	1.13	1.09	1.06	0.87	0.92
Cash dividends	0.52	0.46	0.34	0.24	0.20
Book value	17.58	17.44	17.11	15.90	16.15
Tangible book value (2)	17.10	16.93	16.58	15.14	15.30
Asset Quality Ratios:
Nonperforming loans to total loans	2.51%	2.62%	1.89%	3.46%	3.92%
Nonperforming assets to total assets	2.16	1.97	1.59	2.33	3.05
Net charge-offs to average loans	0.18	0.39	0.46	0.15	0.54
Allowance for loan losses to gross loans	1.33	1.37	1.56	1.83	2.02
Selected Ratios:
Return on average assets	0.61%	0.62%	0.62%	0.51%	0.54%
Return on average equity	6.34	6.25	6.40	5.40	5.86
Dividend payout	46.02	42.20	32.08	27.60	21.70
Efficiency ratio (1)	73.80	70.86	75.10	82.12	73.86
Equity to assets (including non-controlling interest in consolidated subsidiary)	9.95	9.54	9.98	9.37	9.47
Tier 1 risk-based capital ratio	16.61	16.27	15.70	14.64	14.09
Common equity tier 1 capital ratio	15.97	15.61	N/A	N/A	N/A
Total risk-based capital ratio	17.86	17.52	16.95	15.89	15.35
Leverage ratio	9.95	9.59	9.90	9.43	9.10

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

Overview

The Company is headquartered in Middleburg, Virginia and conducts its primary operations through two wholly owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc. Middleburg Bank is a community bank serving the Virginia counties of Prince William, Loudoun, Fairfax, Fauquier, the City of Williamsburg and the City of Richmond with twelve financial service centers.  Middleburg Investment Group is a non-bank holding company with one wholly owned subsidiary, Middleburg Trust Company.  Middleburg Trust Company is a trust company headquartered in Richmond, Virginia, and maintains offices in Williamsburg, Virginia and in several of Middleburg Bank’s facilities.

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

At December 31, 2016, total assets were $1.3 billion, a decrease of 1.72% when compared to December 31, 2015.  Total gross loans increased by $54.4 million from $805.7 million at December 31, 2015 to $860.1 million at December 31, 2016.  Total deposits increased by $12.3 million or 1.18% to $1.1 billion at December 31, 2016 from $1.0 billion at December 31, 2015.  Non-interest bearing demand, savings and interest bearing demand deposits increased by $31.2 million or 3.9% from December 31, 2015 to $827.4 million at December 31, 2016.  Time deposits decreased by 7.7% or $18.9 million from December 31, 2015 to $225.6 million at December 31, 2016.  The net interest margin, a non-GAAP measure more fully described in the “Results of Operations” section below, was 3.20% for the full year 2016, lower by 7 basis points compared to 3.27% for the year ended December 31, 2015. The provision for loan losses decreased by $440,000 for the year ended December 31, 2016 to $1.9 million compared to $2.3 million for the same period in 2015. Total non-interest income increased by $1.1 million for the year ended December 31, 2016, compared to the same period in 2015.  Non-interest expense in 2016 increased by $2.1 million compared to 2015 due primarily to expenses associated with the merger with Access National Corporation. The Company remains well capitalized with all regulatory capital ratios exceeding the regulatory minimums.

On October 24, 2016, the Company and Access National Corporation (“Access”) announced a definitive agreement to combine in a strategic merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Access (the “Merger”). Upon consummation of the Merger, the holders of shares of the Company's common stock will receive 1.3314 shares of Access common stock for each share of the Company's common stock held immediately prior to the effective date of the Merger. The transaction is expected to be completed in the second quarter of 2017, subject to approval of both companies' shareholders, regulatory approvals and other customary closing conditions.

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

Allowance for Loan Losses
Middleburg Bank monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  Middleburg Bank maintains policies and procedures that address the systems of controls over the following areas of the allowance:  the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with U.S. generally accepted accounting principles ("GAAP"); the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

Management estimates fair value utilizing multiple methodologies which include discounted cash flows, third-party sale and assets under management analysis. Determining the fair value of the Company’s reporting units requires management to make judgments and assumptions related to various items, including estimates of future operating results, allocations of indirect expenses, and discount rates.  Management believes its estimates and assumptions are reasonable; however, the fair value of each reporting unit could be different in the future if actual results or market conditions differ from the estimates and assumptions used.

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

Other Real Estate Owned (OREO)
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Company may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions.

Results of Operations

The Company's net income in 2016 was $8.1 million compared to $7.8 million in 2015, an increase of $234,000 on a year-over-year basis. For 2016, the earnings per diluted share were $1.13 compared to earnings per diluted share of $1.09 for 2015.

Return on average assets (“ROA”) measures how effectively the Company employs its assets to produce net income.  The ROA for the Company was 0.61% for the year ended December 31, 2016 compared to 0.62% for the years ended December 31, 2015, and 2014.  Return on average equity (“ROE”), another measure of earnings performance, indicates the amount of net income earned in relation to the average equity capital invested.  ROE was 6.34%, 6.25%, and 6.40% for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table reflects an analysis of the Company’s net interest income using the daily average balances of the Company’s assets and liabilities as of December 31.

	Years Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)	Average Balance	Income/ Expense	Yield/ Rate (2)
Assets:
Securities:
Taxable	$320,250	$7,716	2.41%	$319,705	$7,893	2.47%	$282,198	$7,193	2.55%
Tax-exempt (1)	50,373	2,576	5.11%	51,732	2,732	5.28%	56,729	3,238	5.71%
Total securities	$370,623	$10,292	2.78%	$371,437	$10,625	2.86%	$338,927	$10,431	3.08%
Loans:
Taxable	$834,810	$33,773	4.05%	$771,207	$32,457	4.21%	$741,028	$33,810	4.56%
Tax-exempt (1)	604	33	5.46%	609	33	5.42%	643	34	5.29%
Total loans (3)	$835,414	$33,806	4.05%	$771,816	$32,490	4.21%	$741,671	$33,844	4.56%
Interest-bearing deposits with other institutions	40,672	164	0.40%	49,201	106	0.22%	71,275	162	0.23%
Total earning assets	$1,246,709	$44,262	3.55%	$1,192,454	$43,221	3.62%	$1,151,873	$44,437	3.86%
Less: allowances for loan losses	(11,311)			(11,853)			(12,241)
Total non-earning assets	80,980			77,456			77,834
Total assets	$1,316,378			$1,258,057			$1,217,466
Liabilities:
Interest-bearing deposits:
Checking	$351,764	$767	0.22%	$343,026	$693	0.20%	$339,996	$651	0.19%
Regular savings	130,357	241	0.18%	119,989	223	0.19%	113,363	212	0.19%
Money market savings	77,763	185	0.24%	70,239	136	0.19%	73,232	139	0.19%
Time deposits:
$100,000 and over	146,406	1,290	0.88%	138,860	1,220	0.88%	125,904	1,232	0.98%
Under $100,000	111,097	1,052	0.95%	106,023	1,190	1.12%	129,021	1,655	1.28%
Total interest-bearing deposits	$817,387	$3,535	0.43%	$778,137	$3,462	0.44%	$781,516	$3,889	0.50%
Securities sold under agreements to repurchase	31,076	3	0.01%	30,095	64	0.21%	36,899	318	0.86%
FHLB borrowings and subordinated debt	79,751	886	1.11%	68,977	681	0.99%	70,141	1,036	1.48%
Federal funds purchased	15	—	—	1	—	—	1	—	—
Total interest-bearing liabilities	$928,229	$4,424	0.48%	$877,210	$4,207	0.48%	$888,557	$5,243	0.59%
Non-interest bearing liabilities
Demand deposits	247,214			241,996			199,273
Other liabilities	13,832			13,602			11,059
Total liabilities	$1,189,275			$1,132,808			$1,098,889
Shareholders’ equity	127,103			125,249			118,577
Total liabilities and Shareholders’ equity	$1,316,378			$1,258,057			$1,217,466
Net interest income (1)		$39,838			$39,014			$39,194
Interest rate spread			3.07%			3.14%			3.27%
Interest expense as a percent of average earning assets			0.35%			0.35%			0.46%
Net interest margin			3.20%			3.27%			3.40%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2)	Yields and rates have been annualized on a 366 day year for 2016 and a 365 day year for 2015 and 2014.

(3)	Total average loans include loans on nonaccrual status.

Net Interest Income
Net interest income represents the principal source of earnings for the Company.  Net interest income is the amount by which interest generated from earning assets exceeds the expense of funding those assets.  Changes in volume and mix of interest earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $39.0 million for the year ended December 31, 2016 compared to $38.1 million for the year ended December 31, 2015 and 2014. The net interest margin of 3.20% for 2016 was 7 basis points lower than the net interest margin for 2015 and 20 basis points lower than the net interest margin for 2014. The net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets.  Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio.  The tax rate utilized in calculating the tax benefit for each of the reported periods is 34%.  The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income is reflected in the table below.

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
GAAP measures:
Interest income - loans	$33,795	$32,479	$33,833
Interest income - investments & other	9,580	9,802	9,492
Interest expense - deposits	3,535	3,462	3,889
Interest expense - other borrowings	889	745	1,354
Net Interest Income	$38,951	$38,074	$38,082
Plus:
Non-GAAP measures:
Tax Benefit Realized on:
Non-taxable interest income - municipal securities	$876	$929	$1,101
Non-taxable interest income - loans	11	11	11
Tax Benefit Realized on Non-Taxable Interest Income	$887	$940	$1,112
Tax Equivalent Net Interest Income	$39,838	$39,014	$39,194

Net interest income for 2016 increased slightly by 2.3% when compared to 2015 and 2014 due to an increase in interest income, primarily stemming from loan growth of 6.8% in 2016. The cost of interest bearing liabilities for 2016 remained unchanged at 0.48% when compared to 2015 and declined by 11 basis points when compared to 2014.

The yield on the loan portfolio decreased by 16 basis points to 4.05% for 2016 compared to 4.21% for 2015 and decreased by 51 basis points compared to 4.56% for 2014. The decrease was primarily due to lower yields on newly originated loans as well as the repricing of existing loans at lower rates. Interest income from loans, on a tax-equivalent basis, increased by $1.3 million or 4.1% from the year ended December 31, 2015 and remained relatively unchanged when compared to 2014.

The average balance in the securities portfolio decreased by $814,000 and increased by $31.7 million compared to 2015 and 2014, respectively. The tax-equivalent yield on securities was 2.78% at December 31, 2016, lower by 8 basis points and lower by 30 basis points compared to 2015 and 2014, respectively.

The average balance of total interest-bearing deposits increased to $817.4 million at December 31, 2016, from $778.1 million at December 31, 2015 and $781.5 million at December 31, 2014. These increases were the result of strong growth in both business and retail deposit accounts.  The average balances in total time deposits increased by $12.6 million compared to 2015 and increased by $2.6 million compared to 2014 even as we redeemed maturing brokered deposits and experienced run off in core time deposits. The cost of total interest bearing deposits remained relatively unchanged when compared to 2015 and decreased by 7 basis points compared to 2014. The decline in the cost of total interest bearing deposits was primarily the result of reductions in rates for time deposits as maturing certificates of deposit rolled to lower rates.

The Company increased average FHLB borrowings by $10.8 million during 2016 compared to 2015 and increased borrowings by $9.6 million compared to 2014. Total interest expense for 2016 was $4.4 million, an increase of $217,000 and a decrease of $819,000 compared to 2015 and 2014, respectively. The cost of interest-bearing liabilities was unchanged from the year ended December 31, 2015, and decreased by 11 basis points from 2014 primarily due to reductions in rates on time deposits and wholesale borrowings.

Management believes that the net interest margin could decline slightly during 2017.  Based on conservative internal interest rate risk models and the assumption of a sustained low rate environment, the Company expects net interest income to trend downward throughout the next 12 months as loans and securities reprice and the decline in funding costs slows.  Targeted growth in earning assets and liability repricing opportunities may not fully mitigate the impact to the Company’s net interest margin.  The Asset/Liability Management Committee continues to focus on various strategies to manage the net interest margin.

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

	Years Ended December 31,
(Dollars in thousands)	2016 vs. 2015 Increase (Decrease) Due to Changes in:			2015 vs. 2014 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$14	$(191)	$(177)	$917	$(217)	$700
Tax-exempt (1)	(71)	(85)	(156)	(274)	(232)	(506)
Loans:
Taxable	2,481	(1,165)	1,316	1,495	(2,848)	(1,353)
Tax-exempt (1)	—	—	—	(2)	1	(1)
Interest bearing deposits with other institutions	(14)	72	58	(48)	(8)	(56)
Total earning assets	$2,410	$(1,369)	$1,041	$2,088	$(3,304)	$(1,216)
Interest-Bearing Liabilities:
Checking	$18	$56	$74	$6	$36	$42
Regular savings	19	(1)	18	12	(1)	11
Money market savings	16	33	49	(6)	3	(3)
Time deposits:
$100,000 and over	66	4	70	127	(139)	(12)
Under $100,000	61	(199)	(138)	(273)	(192)	(465)
Total interest-bearing deposits	$180	$(107)	$73	$(134)	$(293)	$(427)
Securities sold under agreements to repurchase	2	(63)	(61)	(50)	(204)	(254)
FHLB borrowings and subordinated debt	114	91	205	(17)	(338)	(355)
Total interest-bearing liabilities	$296	$(79)	$217	$(201)	$(835)	$(1,036)
Change in net interest income	$2,114	$(1,290)	$824	$2,289	$(2,469)	$(180)
(1)           Income and yields are reported on tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses
The Company’s loan loss provision during 2016, 2015 and 2014 were $1.9 million, $2.3 million and $2.0 million, respectively.  The decrease in provision during 2016 compared to 2015 was due to certain loans that were charged-off in 2016 which had been specifically reserved for in prior periods. The increase in provision during 2015 was due to certain loans that were charged-off in 2015 which had not been specifically reserved for in prior periods.

Non-interest Income
Non-interest income has been and will continue to be an important factor for increasing profitability.  Management continues to review opportunities to increase non-interest income.  Non-interest income was $10.7 million for the year ended December 31, 2016 compared to $9.6 million for 2015 and $14.3 million for 2014.  The primary reason for the increase in non-interest income for 2016 was the result of net gains recognized on the sales of available for sale securities totaling $1.6 million for 2016 compared to $140,000 for 2015. The decrease in non-interest income when compared to 2014 was due to the Company's sale of its majority interest in Southern Trust Mortgage during the second quarter of 2014, which resulted in minimal revenue from the sale of residential mortgage loans in 2015. The following table depicts the changes in non-interest income:

(Dollars in thousands)	Years Ended December 31,
	2016	2015	2014
Service charges on deposit accounts	$1,154	$1,061	$1,163
Trust services income	4,643	4,785	4,362
ATM fee income, net	762	797	739
Gains (losses) on sales of loans held for sale, net	32	(1)	4,860
Gains on sales of securities available for sale, net	1,554	140	186
Commissions on investment sales	555	547	611
Bank owned life insurance	652	656	662
Gain on sale of majority interest in consolidated subsidiary	—	—	24
Other operating income	1,386	1,636	1,659
Total non-interest income	$10,738	$9,621	$14,266

Revenues and expenses for Southern Trust Mortgage, through May 15, 2014, are reflected in the Company’s consolidated financial statements. Accordingly, gains on loans held for sale and fees on mortgages held for sale generated by Southern Trust Mortgage were being reported as part of the consolidated non-interest income. The decline in gains on loans held for sale was the result of the Company's sale of its majority interest in Southern Trust Mortgage on May 15, 2014, as noted above.

Income from the wealth management segment is produced by Middleburg Trust Company and Middleburg Investment Services. Middleburg Trust Company produced fees of $4.6 million, $4.8 million and $4.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Assets under management were $1.93 billion at December 31, 2016, unchanged when compared to December 31, 2015 and and increase from $1.87 billion at December 31, 2014. Commissions on investment sales increased to $555,000 for the year ended December 31, 2016, compared to $547,000 for the year ended December 31, 2015 and decreased when compared to $611,000 for 2014. Middleburg Investment Group continues to expand the integration of Middleburg Trust Company and Middleburg Investment Services into a focused wealth management program for all of the Company’s clients.  Wealth management services are available at each of the Company's financial service centers.

Net gains on the sales of securities available for sale increased to $1.6 million for the year ended December 31, 2016 compared to $140,000 and $186,000 for the years ended December 31, 2015 and 2014, respectively. Securities were sold in order to fund loan originations and pay off borrowings and high cost maturing time deposits.

Other operating income was $1.4 million for the year ended December 31, 2016, compared to $1.6 million and $1.7 million for the same period in 2015 and 2014.  These decreases are primarily the result of income received from a large recovery of expenses in the first quarters of 2015 and 2014 related to a loan that had been charged off prior to 2014.

Non-interest Expense
Non-interest expense increased to $37.0 million for the year ended December 31, 2016, compared to $34.9 million for 2015 and $40.6 million for 2014.  Non-interest expense as a percentage of total average assets was 2.8% for the years ended December 31, 2016 and 2015 and 3.3% for the year ended December 31, 2014. Non-interest expenses increased for 2016 as a result of increased expenses related to the pending merger with Access National Corporation. Total merger related expenses for 2016 were $1.29 million, of which $1.2 million were legal and advisory fees. The primary reasons for the decline in non-interest expense for 2015 compared to 2014 were expense reduction initiatives at the Company and the Company's sale of its majority interest in Southern Trust Mortgage during the second quarter of 2014. The following table depicts the changes in non-interest expense:

(Dollars in thousands)	Years Ended December 31,
	2016	2015	2014
Salaries and employee benefits	$18,757	$18,435	$22,601
Occupancy and equipment	4,881	5,106	6,177
Advertising	200	288	365
Amortization	1,211	1,001	791
Computer operations	2,582	2,337	1,893
Other real estate owned, net	363	284	256
Other taxes	947	915	849
Federal deposit insurance	748	786	899
Audits and exams	589	585	630
Legal and advisory fees	1,202	1,029	1,324
Merger related expenses	1,289	—	—
Other operating expenses	4,190	4,091	4,776
Total non-interest expense	$36,959	$34,857	$40,561

Salaries and employee benefits increased by $322,000 to $18.8 million when comparing the year ended December 31, 2016 to 2015, and decreased by 17.0% when compared to 2014. The increase when comparing 2016 to 2015 was due to higher incentive accruals in 2016 as we aligned compensation to income and growth targets. The decrease when comparing 2016 to 2014 was primarily the result of the sale of the Company's majority interest in Southern Trust Mortgage in the second quarter of 2014.

Occupancy and equipment expenses decreased to $4.9 million for the year ended December 31, 2016, compared to $5.1 million for the same period in 2015 and decreased by 21.0% compared to 2014.  The primary reason for the lower expenses in this category was the sale of Southern Trust Mortgage in the second quarter of 2014.

Amortization expense increased to $1.2million compared to $1.0 million in 2015 and increased by 53.1% compared to 2014.   The increase in amortization expenses in 2016 compared to 2015 and 2014 was largely due to the Company's fourth investment in low income housing tax credit funds.

Computer operations expense increased to $2.6 million for the year ended December 31, 2016 from $2.3 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively. The primary reasons for the increase in expenses were costs related to conversion to a new on-line banking platform.

Expenses relating to other real estate owned (OREO) increased to $363,000 for the year ended December 31, 2016 compared to $284,000 for the year ended December 31, 2015 and $256,000 for the year ended December 31, 2014. Changes in the level of OREO related expenses are determined by the volume of OREO properties recorded during the periods, adjustments based on fair value of existing properties, the condition and maintenance of properties held during the periods and gains and losses incurred on the sale of properties. OREO valuation adjustments were $310,000, $79,000 and ($3,000) for the years ended December 31, 2016, 2015 and 2014, respectively. Net gains of $66,000 were recognized on OREO sales for the year ended December 31, 2016 compared to net losses of $100,000 and $14,000 for the years ended December 31, 2015 and 2014, respectively.

Legal and advisory fees increased in 2016 to $1.2 million compared to $1.0 million and $1.3 million for the years ended December 31, 2015 and 2014, respectively.  The primary reason for this increase when compared to the prior year is the result of legal and advisory fees related to existing problem loan relationships.

Income Taxes
Reported income tax expense was $2.8 million for the year ended December 31, 2016, compared to $2.7 million for the year ended December 31, 2015 and $2.3 million for the year ended December 31, 2014. The effective tax rate was 25.9%, 25.7%, and 23.8% for 2016, 2015 and 2014, respectively. The primary reason for the changes in the effective tax rates was related to the proportion of tax-exempt income and low income housing tax credits to pre-tax income. Note 10 of the Company’s consolidated financial statements provides a reconciliation between the amount of income tax expense computed using the federal statutory rate and the Company’s actual income tax expense.

Summary of Financial Results by Quarter
The following table summarizes the major components of the Company’s results of operations for each quarter of the last three fiscal years.

	2016 Quarter Ended
(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
Net interest income	$9,749	$9,969	$9,617	$9,616
Net interest income after provision for loan losses	9,449	9,919	9,914	7,816
Other income	2,045	2,160	2,106	2,873
Net securities gains	163	210	138	1,043
Other expense	9,014	8,751	9,174	10,020
Income before income taxes	2,643	3,538	2,984	1,712
Net income	$2,055	$2,653	$2,264	$1,092
Diluted earnings per common share	$0.29	$0.37	$0.32	$0.15
Dividends per common share	0.13	0.13	0.13	0.13

	2015 Quarter Ended
(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
Net interest income	$9,631	$9,313	$9,659	$9,471
Net interest income after provision for loan losses	9,181	9,738	10,091	6,771
Other income	2,754	2,201	2,171	2,355
Net securities gains	101	37	—	2
Other expense	8,748	8,881	9,090	8,138
Income before income taxes	3,289	3,095	3,171	990
Net income	$2,448	$2,280	$2,321	$781
Diluted earnings per common share	$0.34	$0.32	$0.32	$0.11
Dividends per common share	0.10	0.10	0.13	0.13

	2014 Quarter Ended
(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
Net interest income	$9,711	$9,510	$9,545	$9,316
Net interest income after provision for loan losses	8,823	9,438	8,995	8,866
Other income	5,687	4,073	2,108	2,212
Net securities gains	63	66	12	45
Other expense	12,004	10,997	8,231	9,329
Income before income taxes	2,569	2,580	2,884	1,794
Net income	1,820	1,913	2,121	1,632
Net (income) loss attributable to non-controlling interest	157	(59)	—	—
Net income attributable to Middleburg Financial Corporation	$1,977	$1,854	$2,121	$1,632
Diluted earnings per common share	$0.28	$0.26	$0.30	$0.22
Dividends per common share	0.07	0.07	0.10	0.10

Financial Condition

The Company’s total assets were $1.3 billion at December 31, 2016, a decrease of 1.72% compared to December 31, 2015.  Securities decreased by $66.5 million or 17.6% from 2015 to 2016, excluding restricted securities.  Net loans increased by $54.1 million or 6.8% from 2015 to 2016.  Total liabilities were $1.1 billion as of December 31, 2016, a decrease of 2.2% compared to December 31, 2015.  Total shareholders’ equity at year end 2016 and 2015 was $126.7 million and $123.6 million, respectively.

Loans
Total outstanding loans were 69.0% of average earning assets with a tax equivalent yield of 4.05% at December 31, 2016. Nonaccrual loans and loans past due more than 90 days and still accruing were 1.1% of average loans at December 31, 2016.  The Company is focused on originating and maintaining high credit quality loans as a principal means to increase revenue.

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Real estate loans:
Construction	$35,627	$39,673	$33,050	$36,025	$50,218
Secured by farmland	16,768	19,062	19,708	16,578	11,876
Secured by 1-4 family residential	314,045	280,096	265,216	273,384	260,620
Other real estate loans	283,613	258,035	255,236	260,333	254,930
Commercial loans	190,767	190,482	163,269	129,554	118,573
Consumer loans	19,277	18,333	18,367	12,606	13,260
Total gross loans	860,097	805,681	754,846	728,480	709,477
Less allowance for loan losses	11,404	11,046	11,786	13,320	14,311
Net loans	$848,693	$794,635	$743,060	$715,160	$695,166

Changes in the loan portfolio at December 31, 2016 compared to December 31, 2015 were as follows:

•	Total loans were $860.1 million, an increase of 6.8% from $805.7 million as of December 31, 2015.

•
Real estate construction loans consisted primarily of pre-sold 1-4 family residential loans and a marginal amount of commercial construction loans.  These loans represented 4.1% of total loans, a decrease of approximately $4.0 million from $39.7 million.

•	Loans secured by farmland decreased by $2.3 million from $19.1 million to $16.8 million.

•	Loans secured by 1-4 family residential real estate represented 36.5% of total loans, an increase of $33.9 million.

•
Other real estate loans are typically non-farm, non-residential real estate loans which are, in most cases, owner-occupied commercial buildings.  Other real estate loans represented 33.0% of total loans, an increase of $25.6 million.

•	Commercial loans, which consist of secured and unsecured loans to small businesses, increased by $285,000.

•	Consumer loans increased by $944,000 compared to 2015.

Consistent with its focus of providing community-based financial services, the Company generally does not extend loans outside its principal market area.  The Company’s market area for its lending services encompasses Fairfax, Fauquier and Loudoun and Prince William counties, as well as, the City of Williamsburg and the City of Richmond where it operates full service financial centers.

At December 31, 2016, the Company did not have loans in any one industry in excess of 25% of its total loan portfolio.  However, because of the nature of the Company’s market, loan collateral is predominantly real estate.

The following table reflects the remaining maturity distribution of selected loan categories at December 31, 2016:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate Construction
Within 1 year	$3,602	$4,626
Variable Rate:
1-5 years	28,474	10,006
After 5 years	70,337	10,302
Total	98,811	20,308
Fixed Rate:
1-5 years	14,337	7,654
After 5 years	74,017	3,039
Total	$88,354	$10,693
Total Maturities	$190,767	$35,627

Asset Quality
The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio.  These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and the adequacy of the allowance for loan losses.  As of December 31, 2016, we had $27.5 million in total nonperforming assets, which consist of loans more than 90 days past due and still accruing, nonaccrual loans, performing restructured loans and foreclosed and repossessed assets.  This is an increase of $2.0 million when compared to December 31, 2015.  Other real estate owned increased by 51.7% to $5.1 million at December 31, 2016, compared to $3.3 million at December 31, 2015.  Loans more than 90 days past due and still accruing were $781,000 at December 31, 2016 compared to $278,000 at December 31, 2015.

The Company sold $4.3 million and $1.0 million in loans on a non-recourse basis in 2016 and 2015, respectively, of which $1.2 million were on nonaccrual status and $1.0 million were on nonaccrual and TDR status, respectively, at the time of sale. Specific reserves associated with these loans were $339,000 at December 31, 2016 compared to no specific reserves for these loans at December 31, 2015.

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

The table below summarizes nonperforming assets at December 31 of each of the past five years.

	Years ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans	$8,359	$8,784	$9,944	$19,752	$21,664
Restructured loans (1)	12,410	12,058	4,295	4,674	5,132
Accruing loans greater than 90 days past due	781	278	30	808	1,044
Total nonperforming loans	$21,550	$21,120	$14,269	$25,234	$27,840
Other real estate owned	5,073	3,345	4,051	3,424	9,929
Repossessed Assets	843	1,043	1,132	—	—
Total nonperforming assets	$27,466	$25,508	$19,452	$28,658	$37,769

Allowance for loan losses	$11,404	$11,046	$11,786	$13,320	$14,311

Nonperforming loans to gross loans	2.5%	2.6%	1.9%	3.5%	3.9%
Allowance for loan losses to nonperforming loans	52.9%	52.3%	82.6%	52.8%	51.4%
Nonperforming assets to total assets	2.2%	2.0%	1.6%	2.3%	3.1%
(1) Amount reflects restructured loans that are not included in nonaccrual loans.

Nonperforming loans increased by $430,000, or 2.0%, from December 31, 2015 while the allowance for loan losses balance increased by $358,000, or 3.2%, during the same period. Specific reserves on impaired loans at December 31, 2016 were $3.8 million, an increase of 44.1% when compared to December 31, 2015.

Also included in nonperforming loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at December 31, 2016 was $14.4 million of which $2.0 million was included in the Company’s nonaccrual loan totals at that date and $12.4 million represented loans performing as agreed. This compares with $15.5 million in total TDRs at December 31, 2015, a decrease of $1.1 million.  The amount of the valuation allowance related to TDRs was $1.1 million and $1.6 million as of December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, the Company modified five loans considered to be TDRs, which totaled $2.1 million, compared to seven modifications considered to be TDRs, which totaled $14.8 million during 2015. There were no outstanding commitments to lend additional amounts to TDR related borrowers at December 31, 2016.

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

Allowance For Loan Losses
The allowance for loan losses was 1.33% and 1.37% of gross loans at December 31, 2016 and 2015, respectively.

The allowance for loan losses was 52.9% of nonperforming loans at December 31, 2016 compared to 52.3% at December 31, 2015 and 82.6% at December 31, 2014. The lower coverage ratio from 2014 to 2015 was because of an increase in TDRs in 2015 resulting from the restructuring of two loans that are part of a single relationship. One of these loans was downgraded which resulted in an increase in accruing TDRs. While this loan was restructured and downgraded in 2015, the Company had properly classified the loan as impaired at December 31, 2014, and as a result, no additional reserves were required in 2015 for this loan. Management evaluates nonperforming loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

Loans past due 90 days or greater increased $5.6 million from $1.4 million at December 31, 2015 to $7.0 million at December 31, 2016. The majority of this increase was related to existing impaired loans that had become past due as of December 31, 2016. One loan of approximately $1.9 million was identified as impaired in the prior year and one loan of approximately $2.0 million arose during the current year, both were individually evaluated for impairment and appropriately reserved for at December 31, 2016. Specific reserves related to impaired loans increased $1.2 million from $2.7 million at December 31, 2015 to $3.8 million at December 31, 2016. This increase, offset in part by our measured historical loss experience, attributed to the net increase in the allowance for loan losses from $11.0 million at December 31, 2015 to $11.4 million at December 31, 2016.

For a discussion of the Company’s accounting policies with respect to the allowance for loan losses, see “Critical Accounting Policies – Allowance for Loan Losses”.

The following table depicts the transactions, in summary form, related to the allowance for loan losses in each year presented:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance, beginning of year	$11,046	$11,786	$13,320	$14,311	$14,623
Adjustment for the sale of majority interest in consolidated subsidiary	$—	$—	$(95)	$—	$—
Provision for loan losses	$1,853	$2,293	$1,960	$109	$3,438
Charge-offs:
Real estate loans:
Construction	$388	$—	$1,186	$394	$2,152
Secured by 1-4 family residential	1,021	344	1,380	785	893
Other real estate loans	126	9	747	97	760
Commercial loans	639	3,281	959	75	394
Consumer loans	20	57	36	30	72
Total charge-offs	$2,194	$3,691	$4,308	$1,381	$4,271
Recoveries:
Real estate loans:
Construction	$129	$246	$258	$68	$2
Secured by 1-4 family residential	395	359	342	140	388
Other real estate loans	32	28	110	37	86
Commercial loans	85	14	104	9	12
Consumer loans	58	11	95	27	33
Total recoveries	$699	$658	$909	$281	$521
Net charge-offs	$1,495	$3,033	$3,399	$1,100	$3,750
Balance, end of year	$11,404	$11,046	$11,786	$13,320	$14,311

Allowance for loan losses to gross loans	1.33%	1.37%	1.56%	1.83%	2.02%
Net charge-offs to average loans	0.18%	0.39%	0.46%	0.15%	0.54%
Late in the fourth quarter of 2015, the Company recognized a loan charge-off of $3.0 million related to a participation totaling $4.0 million secured by receivables and inventory. The Company was notified by the lead lender, another community bank in Virginia, that the loan relationship had become impaired. The impairment was related to false accounts receivable reports by the borrower to the lead lender which led to advances by the lead lender that were largely unsecured.

The allocation of the allowance (dollars in thousands) at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans were:

	Real Estate Construction		Real Estate Secured by Farmland		1-4 Family Residential		Other Real Estate Loans		Commercial		Consumer
	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans	Balance	% Total Loans
2016	$939	4.1%	$127	2.0%	$2,262	36.5%	$3,167	33.0%	$3,933	22.2%	$976	2.2%
2015	905	4.9	192	2.4	3,341	34.8	3,761	32.0	1,706	23.6	1,141	2.3
2014	550	4.4	179	2.6	3,966	35.1	3,916	33.8	2,354	21.6	821	2.5
2013	847	5.0	166	2.3	6,734	37.5	3,506	35.7	1,890	17.8	177	1.7
2012	1,258	7.1	135	1.7	6,276	36.7	4,348	35.9	2,098	16.8	196	1.8

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

The Company accounts for securities under applicable accounting standards.  These standards require classification of investments into three categories, “held to maturity” (“HTM”), “available for sale” (“AFS”), or “trading,” as further defined in Note 1 to the Company’s consolidated financial statements.  The Company does not maintain a trading account and has classified no securities in this category.  HTM securities are required to be carried at amortized cost.  The HTM classification places restrictions on the Company’s ability to sell securities or to transfer securities into other categories.  AFS securities are carried at fair value.  The unrealized gains or losses, net of deferred income taxes, are reflected in shareholders’ equity.

The carrying value of the securities portfolio, excluding restricted securities, was $312.3 million at December 31, 2016, a decrease of $66.5 million from the carrying value of $378.8 million at December 31, 2015.  The unrealized gains and losses on the AFS securities were $2.3 million and $4.8 million at December 31, 2016, respectively.

The securities portfolio represented approximately 25.0%, 31.8%, and 30.4% of the average earning assets of the Company at December 31, 2016, 2015 and 2014, respectively.   The carrying values of securities available for sale at the dates indicated were:

Available for Sale	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
U.S. government agency securities	$73,184	$78,940	$41,397
Obligations of states and political subdivisions	63,373	75,593	57,740
Mortgage-backed securities	107,984	144,438	201,336
Other securities	57,026	75,600	47,790
	$301,567	$374,571	$348,263

The carrying values of securities held to maturity at the dates indicated were:

Held to Maturity	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Obligations of states and political subdivisions	$6,433	$1,457	$1,500
Corporate securities	4,250	2,750	—
	$10,683	$4,207	$1,500

For the periods represented above, there were no losses related to other-than-temporary impairment (OTTI).

The portfolio is managed primarily to provide superior returns without sacrificing interest rate, market and credit risk.  Through the asset/liability process, the Company considers the securities portfolio as a liquidity source in the event that funding is needed quickly within a 30-day period of time. The Company holds in its securities portfolio investments that adjust or float according to changes in benchmark rates such as the London InterBank Offered Rate ("LIBOR").  These holdings are not considered speculative but instead necessary for good asset/liability management. The following table describes the maturity distribution and yields of the Company's securities portfolio, on a tax equivalent basis, at December 31, 2016. This table excludes Federal Reserve Stock of $1.7 million and Federal Home Loan Bank Stock of $2.8 million.

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years and Equities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale
U.S. government agencies	$340	46.47%	$1,050	2.34%	$6,765	2.43%	$65,029	2.18%	$73,184	1.85%
Mortgage-backed securities	—	—%	4,641	3.01%	513	3.84%	102,830	2.29%	107,984	2.29%
Other (2)	100	1.30%	7,651	2.61%	20,564	2.54%	52,204	309.00%	80,519	2.54%
Total taxable	$440	15.92%	$13,342	2.65%	$27,842	2.93%	$220,063	2.52%	$261,687	2.23%
Tax-exempt securities (1)	337	1.50%	520	2.88%	5,330	2.67%	33,693	3.57%	39,880	2.43%
Total securities available for sale	$777	12.32%	$13,862	2.71%	$33,172	2.87%	$253,756	2.78%	$301,567	2.28%
Securities held to maturity
Tax-exempt securities (1)	$—	—%	$—	—%	$—	—%	$6,433	2.58%	$6,433	2.58%
Other (2)	—	—%	—	—%	4,250	6.13%	—	—%	4,250	6.13%
Total securities held to maturity	$—	—%	$—	—%	$4,250	6.13%	$6,433	2.58%	$10,683	3.99%

(1)	Yields on tax-exempt securities, which includes tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis assuming a federal tax rate of 34%.

(2)	Includes corporate securities, asset-backed securities and taxable obligations of states and political subdivisions.

Goodwill and Other Intangible Assets
As of December 31, 2016, the Company recognized one consolidated subsidiary, Middleburg Investment Group ("MIG"), for the purpose of goodwill evaluation and reporting.   MIG is the parent company of Middleburg Trust Company.

The carrying value of goodwill was $3.5 million at December 31, 2016, a decrease of $171,000 from $3.6 million at December 31, 2015.  Identifiable intangible assets were $44,000 and $215,000 at December 31, 2016 and 2015, respectively. Identifiable intangible assets are amortized over the period of expected benefit, which is 15 years. At December 31,2016, the remaining amortization expense of identifiable intangible assets was $44.000.

Based on the results of the Company's impairment evaluation of goodwill, the estimated fair value of MIG exceeds the carrying value as of December 31, 2016, therefore no goodwill impairment charge was recorded.

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

The following table is a summary of average deposits and average rates paid on those deposits:

	Years Ended December 31,
	2016		2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing deposits	$247,214		$241,996		$199,273
Interest-bearing deposits:
Checking	$351,764	0.22%	$343,026	0.20%	$339,996	0.19%
Regular savings	130,357	0.18%	119,989	0.19%	113,363	0.19%
Money market savings	77,763	0.24%	70,239	0.19%	73,232	0.19%
Time deposits:
$ 100,000 and over	146,406	0.88%	138,860	0.88%	125,904	0.98%
Under $ 100,000	111,097	0.95%	106,023	1.12%	129,021	1.28%
Total interest-bearing deposits	$817,387	0.43%	$778,137	0.44%	$781,516	0.50%
Total	$1,064,601		$1,020,133		$980,789

Average total deposits increased by 4.4% during 2016, by 4.0% during 2015 and by 1.6% during 2014.  At December 31, 2016, the average balance of non-interest bearing deposits increased by 2.2% and 21.4% compared to December 31, 2016 and 2015, respectively.

The Company will continue to focus on core deposit growth as the primary source of liquidity and stability.  The Company offers individuals and small to medium-sized businesses a variety of deposit accounts, including demand and interest checking, money market, savings and time deposit accounts.  The Company also had $36.5 million in brokered deposits as of December 31, 2016 compared to $38.7 million in brokered deposits as of December 31, 2015. This is reflected in the balance of total time deposits.

The following table is a summary of the maturity distribution of certificates of deposit equal to or greater than $100,000 as of December 31, 2016:

Within three months	Three to six months	Six to twelve months	Over one year	Total	Percent of total deposits
(Dollars in thousands)
$19,064	$35,897	$63,886	$16,058	$134,905	12.8%

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

A summary of the Company’s exposure to off-balance sheet risk as of December 31, 2016 and 2015 is as follows:

(Dollars in thousands)	2016	2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$132,669	$153,806
Standby letters of credit	4,998	3,718

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

As of December 31, 2016, the Company had cash flow hedges on its balance sheet as well as derivative financial instruments that have not been designated as hedging instruments.  The derivatives are reported at their fair values as of each balance sheet date. For designated cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized on the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings as are changes in market value of derivatives not designated as hedging instruments.

Information concerning each of the Company's categories of derivatives as of December 31, 2016 and 2015 is presented in Note 24 to the consolidated financial statements.

A summary of the Company’s contractual obligations at December 31, 2016 is as follows:

(Dollars in thousands)	Payment due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Time deposits	$225,640	$151,293	$63,864	$10,483	$—
Securities sold under agreements to repurchase	34,864	34,864	—	—	—
Federal Home Loan Bank borrowings	39,500	29,500	10,000	—	—
Operating leases	21,147	1,666	4,685	1,408	13,388
Subordinated notes	5,155	—	—	—	5,155
Total Obligations	$326,306	$217,323	$78,549	$11,891	$18,543

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

The Company's capital ratios at December 31, 2016 and 2015 were:

•	Total capital to risk-weighted assets was 17.9% and 17.5%, respectively.

•	Tier 1 capital to risk-weighted assets was 16.6% and 16.3%, respectively.

•	Common equity Tier 1 capital to risk weighted assets was 16.0% and 15.6%, respectively.

•	Tier 1 capital to average assets (leverage ratio) was 10.0% and 9.6%, respectively.

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

Shareholders' equity was $126.7 million at year end 2016 compared with $123.6 million at year end 2015. During 2016, the Company declared common stock dividends of $0.52 per share, compared to $0.46 per share in 2015 and $0.34 per share in 2014. The dividend payout ratio, based on net income available to common shareholders, was 46.0% in 2016, 42.2% in 2015 and 32.1% in 2014.

The primary source of funds for dividends paid by the Company to its shareholders is the dividends received from its subsidiaries.  Federal regulatory agencies impose certain restrictions on the payment of dividends and the transfer of assets from the banking subsidiaries to the holding company.  Historically, these restrictions have not had an adverse impact on the Company’s dividend policy.

On September 15, 2015, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock. The repurchase program was effective immediately and runs through December 31, 2017. This program replaces the previous repurchase program adopted in 1999, pursuant to which the Company had 24,084 shares remaining eligible for repurchase. As of December 31, 2016, the Company had executed and settled transactions to repurchase 104,300 shares, totaling $1.9 million, for an average price of $18.34, of which 26,800 shares totaling $489,000 were executed and settled during the first quarter of 2016 at an average price of $18.29.

Short-term Borrowings

The Company has various unused lines of credit available from certain correspondent banks in the aggregate amount of $45.0 million and a borrowing capacity of $33.4 million with the Federal Reserve Bank of Richmond.  These lines of credit, which bear interest at prevailing market rates, permit the Company to borrow funds in the overnight market, and are renewable annually subject to certain conditions.  All repurchase agreements entered into by the Company are accounted for as collateralized financings.  No repurchase agreements are accounted for as sales.

The following table shows the distribution of the Company’s short-term borrowings at the end of each of the last three years.

(Dollars in thousands)	Securities sold under agreements to repurchase
At December 31:
2016	$34,864
2015	26,869
2014	38,551
Weighted-average interest rate at year-end:
2016	0.01%
2015	0.01
2014	0.80
Maximum amount outstanding at any month's end:
2016	$35,660
2015	34,253
2014	43,989
Average amount outstanding during the year:
2016	$31,076
2015	30,095
2014	37,035
Weighted-average interest rate during the year:
2016	0.01%
2015	0.21
2014	0.86

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

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements.  Middleburg Bank maintains federal funds lines with large regional and money-center banking institutions.  These available lines total approximately $45.0 million, none of which were outstanding at December 31, 2016.  Middleburg Bank is also able to borrow from the discount window of the Federal Reserve Bank of Richmond.  Available borrowing capacity from this source at December 31, 2016 was $33.4 million.  At December 31, 2016 and 2015, Middleburg Bank had $34.9 million and $26.9 million, respectively, of outstanding borrowings pursuant to securities sold under agreements to repurchase transactions (“Repo Accounts”), with maturities of one day.  The Repo Accounts are long-term commercial checking accounts with average balances that typically exceed $100,000.  At December 31, 2014, the Company had $12.2 million of outstanding borrowings pursuant to securities sold under agreement to repurchase transactions with remaining maturities of greater than one year, of which, both matured and were repaid in full during 2015.

As of December 31, 2016, Middleburg Bank had remaining credit availability in the amount of $334.3 million at the Federal Home Loan Bank of Atlanta ("FHLB").  This line may be utilized for short and/or long-term borrowing. As of December 31, 2016, Middleburg Bank also had a letter of credit in the amount of $25.0 million with the FHLB. This letter of credit was issued as collateral for public fund depository accounts and is reflected in the remaining credit availability.

At December 31, 2016, cash, interest-bearing deposits with financial institutions, federal funds sold, short-term investments and unencumbered securities available for sale were 21.1% of total deposits and 19.4% to total liabilities.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  The simulation model is prepared and updated four times during each year.  This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward shift and a 200 basis point downward shift in interest rates.  The following reflects the range of the Company’s net interest income sensitivity analysis during the fiscal years of 2016 and 2015 as compared to the Board approved limits of negative 10%.

Estimated Net Interest Income Sensitivity
Rate Change	December 31, 2016	December 31, 2015
+ 200 bps	4.5%	(2.7)%
- 200 bps	(14.9)%	(13.4)%

At the end of 2016, the Company’s interest rate risk model indicated that in a rate environment of an immediate 200 basis points increase, net interest income could increase by 4.5% over a 12-month period.  For the same time period, the interest rate risk model indicated that, in a rate environment of an immediate 200 basis points decrease, net interest income could decrease by 14.9% over a 12-month period.  Down rate scenarios were not meaningful in the interest rate environment that prevailed as of December 31, 2016 or December 31, 2015. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced and is working to minimize risks to rising rates in the future.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this report following Item 15 below:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2016 and 2015;

•	Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014;

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014; and

•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for the preparation, integrity and fair presentation of the Company’s financial statements for the year ended December 31, 2016.  The financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that the Company’s internal control structure over financial reporting is effective, management assessed these controls as they conformed to U.S. generally accepted accounting principles and related call report instructions as of December 31, 2016.  This assessment was based on criteria for effective internal control over financial reporting as described in “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting as of December 31, 2016.  Management’s assessment did not determine any material weakness within the Company’s internal control structure.

The financial statements for the year ended December 31, 2016 have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C.  Personnel from that firm were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.

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

Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the registrant’s definitive proxy statement and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the registrant’s definitive proxy statement and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the registrant’s definitive proxy statement and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the registrant’s definitive proxy statement and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the registrant’s definitive proxy statement and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(3).	Exhibits:

2.1
Agreement and Plan of Reorganization, dated as of October 21, 2016, between Access National Corporation and Middleburg Financial Corporation, attached as Exhibit 2.1 to the current report and Form 8-K, filed October 25, 2016, incorporated herein by reference.

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

3.3	Bylaws of the Company (restated in electronic format as of July 27, 2016), attached as Exhibit 3.1 to the Company's current report on Form 8-K filed July 28, 2016, incorporated herein by reference.
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

44

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
101
The following materials from the Middleburg Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements.

(All exhibits not incorporated herein by reference are attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.)

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

MIDDLEBURG FINANCIAL CORPORATION

Date:	March 15, 2017	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date:	March 15, 2017	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

Date:	March 15, 2017	By:	/s/ Tammy P. Frazier
Tammy P. Frazier
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John C. Lee, IV*	Chairman of the Board and Director	March 15, 2017
John C. Lee, IV
/s/ Gary R. Shook	Chief Executive Officer and President	March 15, 2017
Gary R. Shook	(Principal Executive Officer)
/s/ Raj Mehra	Executive Vice President and Chief Financial Officer	March 15, 2017
Raj Mehra	(Principal Financial Officer)
/s/ Tammy P. Frazier	Senior Vice President and Chief Accounting Officer	March 15, 2017
Tammy P. Frazier	(Principal Accounting Officer)
/s/ Howard M. Armfield*	Director	March 15, 2017
Howard M. Armfield
/s/ Henry F. Atherton, III*	Director	March 15, 2017
Henry F. Atherton, III
/s/ Childs F. Burden*	Director	March 15, 2017
Childs F. Burden
/s/ John Rust*	Director	March 15, 2017
John Rust
/s/ Alexander G. Green, III*	Director	March 15, 2017
Alexander G. Green, III

/s/ Gary D. LeClair*	Director	March 15, 2017
Gary D. LeClair
/s/ Keith W. Meurlin*	Director	March 15, 2017
Keith W. Meurlin
/s/ Janet A. Neuharth*	Director	March 15, 2017
Janet A. Neuharth
/s/ Mary Leigh McDaniel*	Director	March 15, 2017
Mary Leigh McDaniel

*          Tammy P. Frazier, by signing her name hereto, signs this document on behalf of each of the persons indicated by an asterisk above pursuant to the powers of attorney duly executed by such persons and filed with the SEC as Exhibit 24.1 to this Annual Report on Form 10-K.
/s/ Tammy P. Frazier
Tammy P. Frazier        March 15, 2017

Exhibit Index

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization, dated as of October 21, 2016, between Access National Corporation and Middleburg Financial Corporation, attached as Exhibit 2.1 to the current report and Form 8-K, filed October 25, 2016, incorporated herein by reference.

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

3.3	Bylaws of the Company (restated in electronic format as of July 27, 2016), attached as Exhibit 3.1 to the Company's current report on Form 8-K filed July 28, 2016, incorporated herein by reference.

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

101
The following materials from the Middleburg Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Middleburg, Virginia

FINANCIAL REPORT

DECEMBER 31, 2016

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited the accompanying consolidated balance sheets of Middleburg Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middleburg Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Middleburg Financial Corporation
Middleburg, Virginia

We have audited Middleburg Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Middleburg Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Middleburg Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Middleburg Financial Corporation and subsidiaries, and our report dated March 15, 2017 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 15, 2017

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
	December 31,
	2016	2015
ASSETS
Cash and due from banks	$6,989	$5,489
Interest bearing deposits with other banks	21,555	33,739
Total cash and cash equivalents	28,544	39,228
Securities held to maturity, fair value of $10,095 and $4,163, respectively	10,683	4,207
Securities available for sale, at fair value	301,567	374,571
Restricted securities, at cost	4,542	6,411
Loans, net of allowance for loan losses of $11,404 and $11,046, respectively	848,693	794,635
Premises and equipment, net	19,021	19,531
Goodwill and identified intangibles, net	3,465	3,636
Other real estate owned, net of valuation allowance	5,073	3,345
Bank owned life insurance	23,925	23,273
Accrued interest receivable and other assets	27,130	26,026
TOTAL ASSETS	$1,272,643	$1,294,863
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$248,567	$235,897
Savings and interest bearing demand deposits	578,851	560,328
Time deposits	225,640	244,575
Total deposits	1,053,058	1,040,800
Securities sold under agreements to repurchase	34,864	26,869
Federal Home Loan Bank borrowings	39,500	85,000
Subordinated notes	5,155	5,155
Accrued interest payable and other liabilities	13,387	13,485
TOTAL LIABILITIES	1,145,964	1,171,309
Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock ($2.50 par value; 20,000,000 shares authorized; 7,205,066 and 7,085,217 issued and outstanding, respectively)	17,636	17,330
Capital surplus	45,688	44,155
Retained earnings	64,755	60,392
Accumulated other comprehensive income (loss), net	(1,400)	1,677
TOTAL SHAREHOLDERS' EQUITY	126,679	123,554
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,272,643	$1,294,863

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
	Years Ended December 31,
	2016	2015	2014
INTEREST INCOME
Interest and fees on loans	$33,795	$32,479	$33,833
Interest and dividends on securities
Taxable	7,406	7,628	6,900
Tax-exempt	1,700	1,803	2,137
Dividends	310	265	293
Interest on deposits with other banks and federal funds sold	164	106	162
Total interest and dividend income	43,375	42,281	43,325
INTEREST EXPENSE
Interest on deposits	3,535	3,462	3,889
Interest on securities sold under agreements to repurchase	3	64	318
Interest on FHLB borrowings and other debt	886	681	1,036
Total interest expense	4,424	4,207	5,243
NET INTEREST INCOME	38,951	38,074	38,082
Provision for loan losses	1,853	2,293	1,960
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	37,098	35,781	36,122
NON-INTEREST INCOME
Service charges on deposit accounts	1,154	1,061	1,163
Trust services income	4,643	4,785	4,362
ATM fee income, net	762	797	739
Gains (losses) on sales of loans held for sale, net	32	(1)	4,860
Gains on sales of securities available for sale, net	1,554	140	186
Commissions on investment sales	555	547	611
Bank owned life insurance	652	656	662
Gain on sale of majority interest in consolidated subsidiary	—	—	24
Other operating income	1,386	1,636	1,659
Total non-interest income	10,738	9,621	14,266
NON-INTEREST EXPENSE
Salaries and employee benefits	18,757	18,435	22,601
Occupancy and equipment	4,881	5,106	6,177
Advertising	200	288	365
Amortization	1,211	1,001	791
Computer operations	2,582	2,337	1,893
Other real estate owned, net	363	284	256
Other taxes	947	915	849
Federal deposit insurance	748	786	899
Audits and exams	589	585	630
Legal and advisory fees	1,202	1,029	1,324
Merger related expenses	1,289	—	—
Other operating expenses	4,190	4,091	4,776
Total non-interest expense	36,959	34,857	40,561
Income before income taxes	10,877	10,545	9,827
Income tax expense	2,813	2,715	2,341
NET INCOME	8,064	7,830	7,486
Net loss attributable to non-controlling interest	—	—	98
Net income attributable to Middleburg Financial Corporation	$8,064	$7,830	$7,584

Earnings per share:
Basic	$1.13	$1.10	$1.07
Diluted	$1.13	$1.09	$1.06

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
	Years Ended December 31,
	2016	2015	2014

Net income	$8,064	$7,830	$7,486
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax of $1,091, $1,037, and ($1,979), respectively	(2,116)	(2,015)	3,841
Reclassification adjustment for gains included in net income, net of tax of $528, $48, and $63, respectively	(1,026)	(92)	(123)
Unrealized gains (losses) on interest rate swaps, net of tax of ($34), $3, and $82, respectively	65	(6)	(160)
Reclassification adjustment for (gain) loss on interest rate swap ineffectiveness included in net income, net of tax of $0, $2 and ($2), respectively	—	(4)	4
Total other comprehensive income (loss)	(3,077)	(2,117)	3,562
Total comprehensive income	4,987	5,713	11,048
Comprehensive loss attributable to non-controlling interest	—	—	98
Comprehensive income attributable to Middleburg Financial Corporation	$4,987	$5,713	$11,146

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except for share and per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Non-Controlling Interest	Total
Balance December 31, 2013	$17,403	$44,251	$50,689	$232	$2,498	$115,073

Net income	—	—	7,584	—	(98)	7,486
Other comprehensive income, net of tax	—	—	—	3,562	—	3,562
Cash dividends – ($0.34 per share)	—	—	(2,419)	—	—	(2,419)
Sale of majority interest in consolidated subsidiary	—	—	—	—	(2,400)	(2,400)
Restricted stock vesting (15,425 shares)	39	(39)	—	—	—	—
Repurchase of restricted stock (4,732 shares)	(12)	(113)	—	—	—	(125)
Exercise of stock options (25,501 shares)	64	330	—	—	—	394
Share-based compensation	—	463	—	—	—	463
Balance December 31, 2014	$17,494	$44,892	$55,854	$3,794	$—	$122,034

Net income	—	—	7,830	—	—	7,830
Other comprehensive loss, net of tax	—	—	—	(2,117)	—	(2,117)
Cash dividends – ($0.46 per share)	—	—	(3,292)	—	—	(3,292)
Restricted stock vesting (16,359 shares)	41	(41)	—	—	—	—
Repurchase of restricted stock (4,576 shares)	(11)	(72)	—	—	—	(83)
Share-based compensation	—	605	—	—	—	605
Repurchase of common stock (77,500 shares)	(194)	(1,229)	—	—	—	(1,423)
Balance December 31, 2015	$17,330	$44,155	$60,392	$1,677	$—	$123,554

Net income	—	—	8,064	—	—	8,064
Other comprehensive loss, net of tax	—	—	—	(3,077)	—	(3,077)
Cash dividends – ($0.52 per share)	—	—	(3,701)	—	—	(3,701)
Restricted stock vesting (53,908 shares)	135	(135)	—	—	—	—
Repurchase of restricted stock (15,351 shares)	(38)	(315)	—	—	—	(353)
Share-based compensation	—	939	—	—	—	939
Exercise of stock options (6,650 shares)	16	76	—	—	—	92
Exercise of stock warrant (104,101 shares)	260	1,390	—	—	—	1,650
Repurchase of common stock (26,800 shares)	(67)	(422)	—	—	—	(489)
Balance December 31, 2016	$17,636	$45,688	$64,755	$(1,400)	$—	$126,679

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash Flows From Operating Activities
Net income	$8,064	$7,830	$7,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,584	2,352	2,339
Provision for loan losses	1,853	2,293	1,960
Gains on sales of securities available for sale, net	(1,554)	(140)	(186)
Loss on disposal of assets, net	115	67	59
Originations of mortgage loans held for sale	(3,346)	(1,597)	—
Proceeds from sales of mortgage loans held for sale	3,378	1,596	38,035
(Gains) losses on sales of mortgage loans held for sale, net	(32)	1	(4,860)
Premium amortization on securities, net	4,956	4,042	2,981
Deferred income tax expense	746	109	1,181
Gain on sale of majority interest in consolidated subsidiary	—	—	(24)
Share-based compensation	925	605	426
(Gains) losses on sales of other real estate owned, net	(66)	100	14
Valuation adjustments on other real estate owned	310	79	(3)
Valuation adjustments on other assets held for sale	200	—	200
Increase in bank owned life insurance cash surrender value	(652)	(656)	(662)
Changes in assets and liabilities:
Increase in other assets	(1,406)	(4,826)	(2,604)
Increase (decrease) in other liabilities	(98)	448	2,447
Net cash provided by operating activities	$15,977	$12,303	$48,789
Cash Flows from Investing Activities
Proceeds from maturity, calls, principal repayments and sales of securities available for sale	155,485	106,154	132,286
Proceeds from maturity, calls, and principal repayments of held to maturity	44	43	—
Purchases of securities held to maturity	(6,520)	(2,750)	(1,500)
Purchases of securities available for sale	(90,644)	(139,556)	(149,287)
(Purchases) redemptions of restricted stock, net	1,869	(1,132)	1,501
(Purchases) sales of bank premises and equipment, net	(978)	(2,137)	321
Loan originations, net	(26,687)	(13,941)	(5,748)
Proceeds from sales of loans	4,412	1,124	5,492
Purchases of loans	(36,321)	(42,035)	(34,042)
Proceeds from sale of majority interest in consolidated subsidiary, net	—	—	3,618
Proceeds from sale of other real estate owned and repossessed assets	713	893	2,666
Net cash provided by (used in) investing activities	$1,373	$(93,337)	$(44,693)
Cash Flows from Financing Activities
Increase in demand, interest-bearing demand and savings deposits	$31,193	$56,083	$25,686
Decrease in certificates of deposit	(18,935)	(4,363)	(19,002)
Increase (decrease) in securities sold under agreements to repurchase	7,995	(11,682)	4,012
Increase (decrease) in FHLB borrowings	(45,500)	30,000	(25,000)
Payment of dividends on common stock	(3,701)	(3,292)	(2,419)
Proceeds from exercise of options and warrant	1,742	—	394
Excess tax benefit on share-based compensation	14	—	37
Repurchases of common stock	(842)	(1,506)	(125)
Net cash provided by (used in) provided by financing activities	$(28,034)	$65,240	$(16,417)
Decrease in cash and cash equivalents	(10,684)	(15,794)	(12,321)
Cash and cash equivalents at beginning of year	39,228	55,022	67,343
Cash and cash equivalents at end of year	$28,544	$39,228	$55,022
Supplemental Disclosures of Cash Flow Information
Interest paid	$4,447	$4,200	$5,341
Income taxes	$1,525	$3,710	$800
Supplemental Disclosure of Non-Cash Transactions
Unrealized gains (losses) on securities available for sale	$(4,761)	$(3,192)	$5,634
Change in market value of interest rate swaps	$99	$(15)	$(236)
Transfer of loans to other real estate owned and repossessed assets	$2,645	$984	$4,438
Transfer of other real estate owned to premises and equipment	$—	$697	$—

See accompanying notes to the consolidated financial statements.

MIDDLEBURG FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

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

The accounting and reporting policies of the Company conform to U. S. generally accepted accounting principles and to accepted practices within the banking industry.

Pending Merger with Access National Corporation
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

Principles of Consolidation
The consolidated financial statements of Middleburg Financial Corporation and its wholly owned subsidiaries, Middleburg Bank, Middleburg Investment Group, Inc., Middleburg Trust Company and Middleburg Bank Service Corporation include the accounts of all companies.  Through May 15, 2014, the Company owned 62.3% of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank.  Accounting Standards Codification Topic 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in MFC Capital Trust II, which was $155,000 at December 31, 2016 and 2015.  The subordinated debt of the trust preferred entity is reflected as a liability of the Company.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Equity investments in the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank of Richmond ("FRB") are separately classified as restricted securities and are carried at cost.

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

For equity securities carried at cost as restricted securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value.  Other-than-temporary impairment of an equity security results in a write-down that must be included in income.  We regularly review each security for other-than-temporary impairment based on criteria that includes the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, the intention with regards to holding the security to maturity and the likelihood that we would be required to sell the security before recovery.

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

Consumer Loans: Consumer loans include all loans made to individuals for consumer or personal purposes.  They include new and used auto loans, unsecured loans, and lines of credit.

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

Allowance for Loan Losses
The allowance for loan losses reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date.  Management uses a disciplined process and methodology to establish the allowance for loan losses each quarter.  To determine the total allowance for loan losses, the Company estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis.  The allowance for loan losses consists of amounts applicable to:  (i) the commercial loan portfolio; (ii) the real estate portfolio; and (iii) the consumer loan portfolio.

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

The establishment of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and responds to changes in economic conditions, customer behavior, and collateral value, among other influences.  From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional amounts to or release balances from the allowance for loan losses.  Qualitative factors considered in the allowance for loan losses evaluation include the levels and trends in delinquencies and nonperforming loans, trends in volume and terms of loans, the effects of any changes in lending policies, the experience, ability, and depth of management, national and local economic trends and conditions, concentrations of credit, the quality of the Company’s loan review system, competition and regulatory requirements.  The Company’s allowance for loan losses is sensitive to risk ratings, economic assumptions and delinquency trends driving statistically modeled reserves.  Individual loan risk ratings are evaluated based on each situation by experienced senior credit officers.

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

Troubled Debt Restructurings
A troubled debt restructuring ("TDR") occurs in situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. All identified TDRs are considered to be impaired loans.

Management considers troubled debt restructurings and subsequent defaults of restructured loans in the determination of the adequacy of the Company's allowance for loan losses. When identified as a TDR, a loan is evaluated for potential loss as noted above for impaired loans. Loans identified as TDRs frequently are on nonaccrual status at the time of the restructuring and, in some cases, partial charge-offs may have already been taken against the loan and a specific reserve may have already been established for the loan. As a result of any modification as a TDR, the specific reserve associated with the loan may be increased.

Additionally, loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future defaults. If loans modified in a TDR subsequently default, the Company evaluates them for possible further impairment. As a result, any specific reserve may be increased, adjustments may be made in the allocation of the total allowance balance, or partial charge-offs may be taken to further write-down the carrying value of the loan. Management exercises significant judgment in developing estimates for potential losses associated with TDRs.

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

Bank-Owned Life Insurance
The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset increases in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the consolidated balance sheets, and any increase in cash surrender value is recorded as non-interest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as other income.

Income Taxes
Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured, as described above, is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. No liabilities for unrecognized tax benefits have been recognized as of December 31, 2016 or 2015.

Trust Company Assets
Securities and other properties held by Middleburg Trust Company in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Earnings Per Share
Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Nonvested restricted shares are included in basic earnings per share because of dividend participation rights. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  As of December 31, 2016 potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from other banks and federal funds sold. Generally, federal funds are sold and purchased for one-day periods.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of goodwill and intangible assets, valuation of other real estate owned, and other-than-temporary impairment of securities.

Advertising Costs
The Company follows the policy of charging the costs of advertising to expense as incurred.

Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, and changes in the fair value of interest rate swaps, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

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

As of December 31, 2016, the Company had both fair value and cash flow hedges on its balance sheet as well as derivative financial instruments that have not been designated as hedging instruments.  The derivatives are reported at fair value as of each balance sheet date. For designated cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings as are changes in market value of derivatives not designated as hedging instruments.

Information concerning each of the Company's categories of derivatives as of December 31, 2016 and 2015 is presented in Note 24 to the consolidated financial statements.

Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. No reclassifications were significant and there was no effect on net income.

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

Share-Based Employee Compensation Plan
At December 31, 2016, the Company had a share-based employee compensation plan which is described more fully in Note 8 to the consolidated financial statements. Compensation cost relating to share-based payment transactions is recognized in the consolidated financial statements.  That cost is measured based on the fair value of the equity instruments issued and recognized over the applicable vesting period.  The Company recognized $925,000, $605,000, and $426,000 in compensation expense during 2016, 2015, and 2014, respectively.

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

In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income (loss) at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

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

During January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are U.S. Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Public business entities that are not SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

Note 2.	Securities

Amortized costs and fair values of securities being held to maturity as of December 31, 2016 and 2015, are summarized as follows:

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$6,433	$—	$(594)	$5,839
Corporate securities	4,250	21	(15)	4,256
Total	$10,683	$21	$(609)	$10,095

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
Obligations of states and political subdivisions	$1,457	$—	$(38)	$1,419
Corporate securities	2,750	24	(30)	2,744
Total	$4,207	$24	$(68)	$4,163

The amortized cost and fair value of securities being held to maturity as of December 31, 2016, by contractual maturity are shown below.

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value
Held to Maturity
Due after five years through ten years	$4,250	$4,256
Due after ten years	6,433	5,839
Total	$10,683	$10,095

Amortized costs and fair values of securities available for sale as of December 31, 2016 and 2015, are summarized as follows:

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$73,546	$209	$(571)	$73,184
Obligations of states and political subdivisions	62,896	1,019	(542)	63,373
Mortgage-backed securities:
Agency	98,549	646	(1,144)	98,051
Non-agency	9,991	16	(74)	9,933
Other asset backed securities	41,860	361	(616)	41,605
Corporate securities	16,648	—	(1,227)	15,421
Total	$303,490	$2,251	$(4,174)	$301,567

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$79,005	$315	$(380)	$78,940
Obligations of states and political subdivisions	74,071	1,956	(434)	75,593
Mortgage-backed securities:
Agency	129,360	3,046	(745)	131,661
Non-agency	12,782	33	(38)	12,777
Other asset backed securities	58,958	426	(603)	58,781
Corporate securities	17,557	22	(760)	16,819
Total	$371,733	$5,798	$(2,960)	$374,571

The amortized cost and fair value of securities available for sale as of December 31, 2016, by contractual maturity are shown below.  Maturities may differ from contractual maturities in corporate and mortgage-backed securities because the securities and mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value
Available for Sale
Due in one year or less	$777	$777
Due after one year through five years	9,020	9,219
Due after five years through ten years	25,004	24,174
Due after ten years	118,289	117,808
Mortgage-backed securities	108,540	107,984
Other asset backed securities	41,860	41,605
Total	$303,490	$301,567

Proceeds from sales of securities available for sale during 2016, 2015, and 2014 were $79.3 million, $11.6 million, and $58.9 million, respectively.  Proceeds from calls and principal repayments of securities available for sale during 2016, 2015, and 2014 were $76.2 million, $89.9 million and $73.4 million, respectively. Gross gains on sales and calls of securities available for sale were $1.5 million, and $49,000 in 2016, respectively, $172,000 and $5,000 in 2015, respectively and $770,000 and none in 2014, respectively. Gross losses on sales and calls of securities available for sale were $28,000, and $9,000 in 2016, respectively, $37,000 and none in 2015, respectively and $584,000 and none in 2014 respectively. There were no losses recognized for impaired securities in 2016, 2015, and 2014. The tax expense applicable to these net realized gains amounted to $528,000, $48,000, and $63,000, for 2016, 2015 and 2014, respectively.

The carrying value of securities pledged to qualify for fiduciary powers, to secure public monies and for other purposes as required by law amounted to $115.7 million and $113.1 million at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, investments in an unrealized loss position that are temporarily impaired are as follows:

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to Maturity
Obligations of states and political subdivisions	$5,839	$(594)	$—	$—	$5,839	$(594)
Corporate securities	1,485	(15)	—	—	1,485	(15)
Total	$7,324	$(609)	$—	$—	$7,324	$(609)

Available for Sale
U.S. government agencies	$46,700	$(495)	$7,174	$(76)	$53,874	$(571)
Obligations of states and political subdivisions	12,670	(257)	6,968	(285)	19,638	(542)
Mortgage-backed securities:
Agency	51,018	(634)	13,020	(510)	64,038	(1,144)
Non-agency	5,379	(68)	1,944	(6)	7,323	(74)
Other asset backed securities	7,007	(284)	16,388	(332)	23,395	(616)
Corporate securities	5,912	(241)	9,262	(986)	15,174	(1,227)
Total	$128,686	$(1,979)	$54,756	$(2,195)	$183,442	$(4,174)

(Dollars in thousands)	Less than Twelve Months		Twelve Months or Greater		Total
2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held to Maturity
Obligations of states and political subdivisions	$1,419	$(38)	$—	$—	$1,419	$(38)
Corporate securities	1,970	(30)	—	—	1,970	(30)
Total	$3,389	$(68)	$—	$—	$3,389	$(68)

Available for Sale
U.S. government agencies	$46,000	$(304)	$4,223	$(76)	$50,223	$(380)
Obligations of states and political subdivisions	16,559	(324)	1,082	(110)	17,641	(434)
Mortgage-backed securities:
Agency	27,627	(402)	9,911	(343)	37,538	(745)
Non-agency	7,842	(37)	671	(1)	8,513	(38)
Other asset backed securities	25,399	(276)	12,037	(327)	37,436	(603)
Corporate securities	10,740	(378)	4,866	(382)	15,606	(760)
Total	$134,167	$(1,721)	$32,790	$(1,239)	$166,957	$(2,960)
A total of 256 securities have been identified by the Company as temporarily impaired at December 31, 2016.  Of the 256 securities, 251 are investment grade and five are speculative grade.  Market prices change daily and are affected by conditions beyond the control of the Company.  Although the Company has the ability to hold these securities until the temporary loss is recovered, decisions by management may necessitate a sale before the loss is fully recovered.  No such sales were anticipated or required as of December 31, 2016.  Investment decisions reflect the strategic asset/liability objectives of the Company.  The investment portfolio is analyzed frequently by the Company and managed to provide an overall positive impact to the Company’s income statement and balance sheet.

Other-than-temporary impairment losses
At December 31, 2016, the Company evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded that no adverse change in cash flows occurred and did not consider any portfolio securities to be other-than-temporarily impaired.  Based on this analysis and because the Company does not intend to sell securities in an unrealized loss position and it is more likely than not the Company will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity, the Company does not consider any portfolio securities to be other-than-temporarily impaired. For debt securities related to corporate securities, the Company determined that there was no other adverse change in the cash flows as viewed by a market participant; therefore, the Company does not consider the investments in these assets to be other-than-temporarily impaired at December 31, 2016.  However, there is a risk that the Company’s continuing reviews could result in recognition of other-than-temporary impairment charges in the future. For the years ended December 31, 2016, 2015, and 2014, no credit related impairment losses were recognized by the Company.

Restricted securities
The Company’s investment in FHLB stock totaled $2.8 million and $4.7 million at December 31, 2016 and 2015, respectively.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2016, and no impairment has been recognized.  FHLB stock is shown in restricted securities on the consolidated balance sheets and is not part of the available for sale portfolio.

The Company also had an investment in FRB stock which totaled $1.7 million at December 31, 2016 and 2015, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2016 and no impairment has been recognized. FRB stock is shown in the restricted securities line item on the consolidated balance sheets and is not part of the available for sale securities portfolio.

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

	2016		2015
(Dollars in thousands)	Outstanding Balance	Percent of Total Portfolio	Outstanding Balance	Percent of Total Portfolio
Real estate loans:
Construction	$35,627	4.1%	$39,673	4.9%
Secured by farmland	16,768	2.0	19,062	2.4
Secured by 1-4 family residential	314,045	36.5	280,096	34.8
Other real estate loans	283,613	33.0	258,035	32.0
Commercial loans	190,767	22.2	190,482	23.6
Consumer loans	19,277	2.2	18,333	2.3
Total Gross Loans (1)	860,097	100.0%	805,681	100.0%
Less allowance for loan losses	11,404		11,046
Net loans	$848,693		$794,635

(1)	Includes net deferred loan costs and premiums of $3.3 million and $3.5 million, respectively.

The Company had no mortgages held for sale at December 31, 2016 and 2015.

During the year ended December 31, 2016, net proceeds received on the sale of $4.3 million in four problem loans totaled $4.4 million, resulting in a net recovery of $127,000 of amounts previously charged-off related to those loans. These loans were sold on a non-recourse basis. Of this amount, $1.2 million were on nonaccrual status, as well as 28 loans with no outstanding recorded investment as they had been fully charged-off in prior periods. There were $339,000 in specific reserves associated with these loans. During the year ended December 31, 2015, the Company received net proceeds of $1.1 million on the sale of $1.0 million in portfolio loans on a non-recourse basis, resulting in a net recovery of $100,000 of amounts previously charged-off related to those loans. Of this amount, $1.0 million were on nonaccrual status and were classified as TDRs. There were no specific reserves associated with these loans.

The following tables present a contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2016 and December 31, 2015, respectively:

	December 31, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$—	$—	$—	$—	$35,627	$35,627
Secured by farmland	—	199	—	199	16,569	16,768
Secured by 1-4 family residential	—	—	514	514	313,531	314,045
Other real estate loans	312	—	2,104	2,416	281,197	283,613
Commercial loans	146	10	2,518	2,674	188,093	190,767
Consumer loans	88	4	1,871	1,963	17,314	19,277
Total	$546	$213	$7,007	$7,766	$852,331	$860,097

	December 31, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans
Real estate loans:
Construction	$69	$—	$—	$69	$39,604	$39,673
Secured by farmland	—	—	—	—	19,062	19,062
Secured by 1-4 family residential	259	—	1,117	1,376	278,720	280,096
Other real estate loans	325	—	248	573	257,462	258,035
Commercial loans	1,242	15	31	1,288	189,194	190,482
Consumer loans	4	17	—	21	18,312	18,333
Total	$1,899	$32	$1,396	$3,327	$802,354	$805,681

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2016 and 2015, respectively:

	2016		2015
(Dollars in thousands)	Nonaccrual	Past due 90 days or more and still accruing	Nonaccrual	Past due 90 days or more and still accruing
Real estate loans:
Construction	$29	$—	$204	$—
Secured by 1-4 family residential	296	303	4,460	—
Other real estate loans	1,976	128	1,186	248
Commercial loans	4,187	350	1,036	30
Consumer loans	1,871	—	1,898	—
Total	$8,359	$781	$8,784	$278

If interest on nonaccrual loans had been accrued, such income would have approximated $362,000, $342,000, and $544,000 for the years ended December 31, 2016, 2015, and 2014, respectively. The Company sold $4.3 million and $1.0 million in loans during 2016 and 2015, respectively, of which, $1.2 million and $1.0 million were on nonaccrual status, respectively.

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

Substandard:  Loans with well-defined weaknesses that jeopardize the liquidation of the debt.  Either the paying capacity of the borrower or the value of the collateral may be inadequate to protect the Company from potential losses.

Doubtful:  Loans with a very high possibility of loss.  However, because of important and reasonably specific pending factors, classification as a loss is deferred until a more exact status may be determined.

Loss: Loans are deemed uncollectible and are charged off immediately.

The following tables present the recorded investment in loans by class of loan that have been classified according to the internal classification system as of December 31, 2016 and 2015, respectively:

December 31, 2016
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$30,065	$8,796	$310,233	$274,591	$185,030	$17,342	$826,057
Special Mention	5,534	—	932	2,287	1,390	25	10,168
Substandard	28	7,972	2,584	4,759	2,179	1,909	19,431
Doubtful	—	—	125	1,976	2,168	—	4,269
Loss	—	—	171	—	—	1	172
Ending Balance	$35,627	$16,768	$314,045	$283,613	$190,767	$19,277	$860,097

December 31, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Pass	$30,114	$10,566	$271,721	$243,768	$183,532	$16,347	$756,048
Special Mention	9,024	—	896	7,254	3,638	42	20,854
Substandard	535	8,496	6,818	5,827	2,301	1,943	25,920
Doubtful	—	—	661	1,186	1,011	—	2,858
Loss	—	—	—	—	—	1	1
Ending Balance	$39,673	$19,062	$280,096	$258,035	$190,482	$18,333	$805,681

The following tables present loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2016 and 2015:

	December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$28	$28	$—	$28	$—
Secured by farmland	7,972	7,972	—	7,951	239
Secured by 1-4 family residential	72	108	—	72	2
Other real estate loans	1,976	1,976	—	1,976	—
Commercial loans	585	3,585	—	706	16
Consumer loans	—	—	—	—	—
Total with no related allowance	$10,633	$13,669	$—	$10,733	$257
With an allowance recorded:
Real estate loans:
Construction	$—	$—	$—	$—	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	1,275	1,326	251	1,239	49
Other real estate loans	2,971	2,971	206	2,975	151
Commercial loans	4,019	4,019	2,539	5,088	—
Consumer loans	1,871	1,871	842	1,871	—
Total with a related allowance	$10,136	$10,187	$3,838	$11,173	$200
Total	$20,769	$23,856	$3,838	$21,906	$457

	December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate loans:
Construction	$100	$100	$—	$106	$—
Secured by farmland	7,903	7,903	—	7,903	237
Secured by 1-4 family residential	701	736	—	703	—
Other real estate loans	—	—	—	—	—
Commercial loans	458	493	—	490	17
Consumer loans	—	—	—	—	—
Total with no related allowance	$9,162	$9,232	$—	$9,202	$254
With an allowance recorded:
Real estate loans:
Construction	$103	$103	$53	$109	$—
Secured by farmland	—	—	—	—	—
Secured by 1-4 family residential	4,426	4,478	1,120	4,547	27
Other real estate loans	4,196	4,196	464	4,224	157
Commercial loans	1,059	4,059	27	2,315	100
Consumer loans	1,898	1,898	1,000	2,449	—
Total with a related allowance	$11,682	$14,734	$2,664	$13,644	$284
Total	$20,844	$23,966	$2,664	$22,846	$538

The “Recorded Investment” amounts in the table above represent the outstanding principal balance net of charge-offs and nonaccrual payments of interest applied to principal on each loan represented in the table.  The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged-off on each loan and nonaccrual payments applied to principal.

Included in certain loan categories of impaired loans are troubled debt restructurings (“TDRs”). The total balance of TDRs at December 31, 2016 was $14.4 million of which $2.0 million were included in the Company’s nonaccrual loan totals at that date and $12.4 million represented loans performing as agreed according to the restructured terms. This compares with $15.5 million in total restructured loans at December 31, 2015.  The amount of the valuation allowance related to TDRs was $1.1 million and $1.6 million as of December 31, 2016 and 2015 respectively.

Loan modifications that were classified as TDRs during the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
(Dollars in thousands)	2016			2015
Class of Loan	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Construction	1	$38	$38	—	$—	$—
Secured by farmland	—	—	—	1	7,903	7,903
Secured by 1-4 family residential	2	809	806	—	—	—
Other real estate loans	2	1,240	1,240	4	4,283	3,872
Total real estate loans	5	2,087	2,084	5	12,186	11,775
Commercial loans	—	—	—	1	50	46
Consumer loans	—	—	—	1	3,000	3,000
Total	5	$2,087	$2,084	7	$15,236	$14,821

The interest only payment terms were extended for one of the contracts and the maturity dates were extended for four of the contracts classified as TDRs during 2016. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2016.

There were no TDR payment defaults as of December 31, 2016 and December 31, 2015. For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

Note 4.	Allowance for Loan Losses

The following table presents the total allowance for loan losses, the allowance by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment), the total loans and loans by impairment methodology (individually evaluated for impairment or collectively evaluated for impairment).

	December 31, 2016
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance December 31, 2015	$905	$192	$3,341	$3,761	$1,706	$1,141	$11,046
Charge-offs	(388)	—	(1,021)	(126)	(639)	(20)	(2,194)
Recoveries	129	—	395	32	85	58	699
Provision	293	(65)	(453)	(500)	2,781	(203)	1,853
Balance December 31, 2016	$939	$127	$2,262	$3,167	$3,933	$976	$11,404
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$251	$206	$2,539	$842	$3,838
Collectively evaluated for impairment	939	127	2,011	2,961	1,394	134	7,566
Total ending allowance balance	$939	$127	$2,262	$3,167	$3,933	$976	$11,404
Loans:
Individually evaluated for impairment	$28	$7,972	$1,347	$4,947	$4,604	$1,871	$20,769
Collectively evaluated for impairment	35,599	8,796	312,698	278,666	186,163	17,406	839,328
Total ending loans balance	$35,627	$16,768	$314,045	$283,613	$190,767	$19,277	$860,097

	December 31, 2015
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Charge-offs	—	—	(344)	(9)	(3,281)	(57)	(3,691)
Recoveries	246	—	359	28	14	11	658
Provision	109	13	(640)	(174)	2,619	366	2,293
Balance at December 31, 2015	$905	$192	$3,341	$3,761	$1,706	$1,141	$11,046
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$53	$—	$1,120	$464	$27	$1,000	$2,664
Collectively evaluated for impairment	852	192	2,221	3,297	1,679	141	8,382
Total ending allowance balance	$905	$192	$3,341	$3,761	$1,706	$1,141	$11,046
Loans:
Individually evaluated for impairment	$203	$7,903	$5,127	$4,196	$1,517	$1,898	$20,844
Collectively evaluated for impairment	39,470	11,159	274,969	253,839	188,965	16,435	784,837
Total ending loans balance	$39,673	$19,062	$280,096	$258,035	$190,482	$18,333	$805,681

	December 31, 2014
(Dollars in thousands)	Real Estate Construction	Real Estate Secured by Farmland	Real Estate Secured by 1-4 Family Residential	Other Real Estate Loans	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2013	$847	$166	$6,734	$3,506	$1,890	$177	$13,320
Adjustment for the sale of majority interest in consolidated subsidiary	—	—	(95)	—	—	—	(95)
Charge-offs	(1,186)	—	(1,380)	(747)	(959)	(36)	(4,308)
Recoveries	258	—	342	110	104	95	909
Provision	631	13	(1,635)	1,047	1,319	585	1,960
Balance at December 31, 2014	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$66	$—	$1,370	$294	$292	$647	$2,669
Collectively evaluated for impairment	484	179	2,596	3,622	2,062	174	9,117
Total ending allowance balance	$550	$179	$3,966	$3,916	$2,354	$821	$11,786
Loans:
Individually evaluated for impairment	$246	$7,903	$5,613	$4,531	$846	$3,019	$22,158
Collectively evaluated for impairment	32,804	11,805	259,603	250,705	162,423	15,348	732,688
Total ending loans balance	$33,050	$19,708	$265,216	$255,236	$163,269	$18,367	$754,846

Note 5.	Premises and Equipment, Net

Premises and equipment consists of the following:

(Dollars in thousands)	2016	2015
Land	$2,068	$2,068
Facilities	22,873	22,849
Furniture, fixtures, and equipment	11,729	11,676
Construction in process and deposits on equipment and land	1,842	1,455
	38,512	38,048
Less accumulated depreciation	(19,491)	(18,517)
Total	$19,021	$19,531

Depreciation expense was $1.4 million for the year ended December 31, 2016, $1.3 million for the year ended December 31, 2015, and $1.5 million for the year ended December 31, 2014.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2016, pertaining to banking premises, future minimum rent commitments under various operating leases are as follows:

(Dollars in thousands)	December 31, 2016
2017	$1,666
2018	1,617
2019	1,624
2020	1,444
2021	1,408
Thereafter	13,388
$21,147

Rent expense was $1.8 million, $2.0 million, and $2.8 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in occupancy and equipment expense on the consolidated statements of income.

Note 6.	Deposits

The Company has developed an interest bearing product that integrates the use of the cash within client accounts at Middleburg Trust Company for overnight funding at Middleburg Bank. The overall balance of this product was $43.2 million and $34.0 million at December 31, 2016 and 2015, respectively.

The aggregate amount of jumbo time deposits, each with a minimum denomination of $250,000, was approximately $84.5 million and $91.0 million at December 31, 2016 and 2015, respectively.

At December 31, 2016, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)	December 31, 2016
2017	$151,293
2018	38,370
2019	25,494
2020	7,115
2021	3,368
$225,640

At December 31, 2016 and 2015, overdraft demand deposits reclassified to loans totaled $142,000 and $358,000, respectively.

Middleburg Bank obtains certain deposits through the efforts of third-party brokers.  At December 31, 2016 and 2015, brokered deposits totaled $36.5 million and $38.7 million, respectively, and were included in time deposits.

Note 7.	Borrowings

As of December 31, 2016, Middleburg Bank had remaining credit availability in the amount of $334.3 million at the Federal Home Loan Bank of Atlanta ("FHLB").  This line may be utilized for short and/or long-term borrowing.  Advances on the line are secured by all of the Company’s first lien residential real estate loans on 1-4 unit, single-family dwellings; home equity lines of credit; and eligible commercial real estate loans.   The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB. Any borrowings in excess of the qualifying collateral require pledging of additional assets. As of December 31, 2016, Middleburg Bank also had a letter of credit in the amount of $25.0 million with the FHLB. This letter of credit was issued as collateral for public fund depository accounts and is reflected in the remaining credit availability.

The Company had $39.5 million of FHLB advances outstanding as of December 31, 2016.  The interest rates on these advances ranged from 0.63% to 0.93% and the weighted-average rate was 0.78%.  The Company’s FHLB advances totaled $85.0 million at December 31, 2015.  The weighted-average interest rate on these advances at December 31, 2015 was 0.66%.

The contractual maturities of the Company’s long-term debt are as follows:

(Dollars in thousands)	December 31, 2016
Due in 2017	$29,500
Due in 2018	10,000
Total	$39,500

Securities sold under agreements to repurchase consist of secured transactions with customers which generally mature the day following the day sold totaling $34.9 million and $26.9 million at December 31, 2016 and December 31, 2015, respectively.

The outstanding balances and related information for securities sold under agreements to repurchase are summarized as follows:

(Dollars in thousands)	Securities sold under agreements to repurchase
At December 31:
2016	$34,864
2015	26,869
Weighted-average interest rate at year-end:
2016	0.01%
2015	0.01
Maximum amount outstanding at any month's end:
2016	$35,660
2015	34,253
Average amount outstanding during the year:
2016	$31,076
2015	30,095
Weighted-average interest rate during the year:
2016	0.01%
2015	0.21

The Company also has a line of credit with the Federal Reserve Bank of Richmond of $33.4 million of which there was no outstanding balance at December 31, 2016.

The Company has an additional $45.0 million in lines of credit available from other institutions at December 31, 2016.

Note 8.	Share-Based Compensation Plan

The Company sponsored one share-based compensation plan, the 2006 Equity Compensation Plan, which provided for the granting of stock options, stock appreciation rights, stock awards, performance share awards, incentive awards, and stock units.  The 2006 Equity Compensation Plan was approved by the Company’s shareholders at the Annual Meeting held on April 26, 2006, and has succeeded the Company’s 1997 Stock Incentive Plan. The plan expired by its own terms in February 2016, before which, the Company granted share-based compensation to its directors, officers, employees, and other persons the Company determined to have contributed to the profits or growth of the Company.  The number of shares reserved for issuance totaled 430,000 shares.

The Company granted 49,100 shares of restricted stock during 2016 to certain employees and executive officers. Of the 49,100 shares, 31,750 shares are in the form of performance-accelerated restricted stock and 17,350 shares are in the form of time-based restricted stock. During 2016, the Company's board of directors also awarded 11 directors 400 shares of restricted stock for a total of 4,400 restricted shares. These shares will vest at 100% in April 2017.

For the performance-accelerated restricted stock granted to certain employees and executive officers, in order for a recipient to earn and have vested 100% of granted shares, the Company must achieve certain financial performance targets during predefined monitoring periods as compared to a selected peer group and the recipient must be employed by the Company or one of its subsidiaries at the end of the predefined vesting period. Vested shares are distributed to recipients immediately after performance targets are certified. Partial share vesting may be achieved for interim periods during the predefined monitoring periods, however no vesting may occur before the end of 2018. If any shares remain unvested, 50% of the unvested shares will be forfeited. Any remaining shares vest at the end of the predefined monitoring period provided that the recipient remained employed by the Company or one of its subsidiaries over the entire performance and vesting period.

For the time-based restricted stock granted to certain employees and executive officers, in order for a recipient to earn and have vested 100% of the granted shares, the recipient must be employed by the Company or one of its subsidiaries at the time of vesting.

For the years ended December 31, 2016, 2015, and 2014, the Company recorded $925,000, $605,000, and $426,000, respectively, in share-based compensation expense related to restricted stock and option grants.  The total income tax benefit related to share-based compensation was $5,000, $117,000, and $63,000 in 2016, 2015, and 2014, respectively.

The following table summarizes restricted stock awarded under the 2006 Equity Compensation Plan:

	December 31,
	2016			2015			2014
(Dollars in thousands)	Shares	Weighted-Average Grant Date Fair Value	Aggregate Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Value	Shares	Weighted-Average Grant Date Fair Value	Aggregate Value
Non-vested at the beginning of the year	153,399	$17.17		134,108	$16.66		119,250	$16.39
Granted	53,500	20.76		36,150	18.50		41,533	17.65
Vested	(53,908)	16.88		(16,359)	15.91		(15,425)	15.59
Forfeited or expired	(2,250)	19.91		(500)	18.07		(11,250)	16.05
Non-vested at end of the year	150,741	$18.50	$5,238	153,399	$17.17	$2,835	134,108	$16.66	$2,415

The weighted-average remaining contractual term for non-vested grants at December 31, 2016, 2015, and 2014 was 2.5 , 2.7, and 3.5 years, respectively.  As of December 31, 2016, there was $1.6 million of total unrecognized compensation expense related to the non-vested service awards granted under the 2006 Equity Compensation Plan.

Stock options may be granted periodically to certain officers and employees under the Company’s share-based compensation plan at prices equal to the market value of the stock on the date the options are granted.  Options granted vest over a three-year time period over which 25% vests on each of the first and second anniversaries of the grant and 50% on the third anniversary of the grant. As of December 31, 2016, all outstanding option awards were vested and, accordingly, there was no unrecognized compensation expense related to unvested stock-based option awards. Shares issued in connection with stock option exercises may be issued from available treasury shares or from market purchases. There were no stock option awards granted during the years ended December 31, 2016, 2015 or 2014.

The following table summarizes options outstanding under the 2006 Equity Compensation Plan at the end of the reportable periods:

	2016		2015		2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	30,012	$14.00	30,012	$14.00	58,513	$15.30
Granted	—	—	—	—	—	—
Exercised	(6,650)	14.00	—	—	(25,501)	14.00
Forfeited or expired	—	—	—	—	(3,000)	39.40
Outstanding at end of year	23,362	$14.00	30,012	$14.00	30,012	$14.00
Options exercisable at year end	23,362	$14.00	30,012	$14.00	30,012	$14.00

The total intrinsic value of options exercised was $88,000 and $126,500 during 2016 and 2014, respectively. There were no options exercised during 2015. There was $484,800, $134,500, and $120,300 aggregate intrinsic value of options outstanding at December 31, 2016, 2015 and 2014, respectively.

The aggregate intrinsic value represents the amount by which the current market value of the underlying stock exceeds the exercise price. This amount changes based on changes in the market value of the Company’s common stock.

As of December 31, 2016, options outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Options Exercisable
$14.00	18,362	2.22	18,362
$14.00	5,000	2.85	5,000
$14.00	23,362	2.36	23,362

Note 9.	Employee Benefit Plans

401(k) Plan
The Company has a 401(k) plan whereby a majority of employees participate in the plan.  Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 50% of the first 6% of an employee’s compensation contributed to the plan.  Matching contributions vest to the employee equally over a five year period.  For the years ended December 31, 2016, 2015, and 2014, expense attributable to the plan amounted to $364,000, $351,000 and $340,000, respectively.

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

Each year, a participant receives an allocation of an employer contribution equal to 3.00% of total compensation (up to the statutory maximum) plus an additional contribution of 2.75% of compensation in excess of the Social Security taxable wage base (up to the statutory maximum). To receive an allocation, the participant must complete one thousand hours of service in the plan year and be employed on the last day of the plan year. The requirement to be employed on the last day of the plan year does not apply if a participant dies, retires, or becomes disabled during the plan year.

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

For the years ended December 31, 2016, 2015, and 2014 expense attributable to the plan was $545,000, $926,000, and $898,000, respectively.

Deferred Compensation Plans
The Company has adopted several deferred compensation plans; including a defined benefit SERP, an elective deferral plan for the former Chairman, and a defined contribution SERP for certain executive officers.  The two plans for the former Chairman made installment payouts in 2016, 2015 and 2014.  The defined contribution SERP for executive officers includes a vesting schedule, and is currently credited at a rate using the 10-year treasury plus 1.5%.  The deferred compensation expense for 2016, 2015, and 2014, was $245,000, $226,000, and $222,000, respectively. The plans are unfunded; however, life insurance has been acquired on the life of the executive officers in amounts sufficient to help meet the costs of the obligations.

Note 10.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia and various other states.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2013.

The Company believes it is more likely than not that the benefit of deferred tax assets will be realized.  Consequently, no valuation allowance for deferred tax assets was deemed necessary at December 31, 2016 and 2015.

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

(Dollars in thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$3,877	$3,756
Deferred compensation	687	647
Interest rate swap	67	99
Other real estate owned	288	257
Securities available for sale	654	—
Property and equipment	—	49
Other	1,427	2,028
Total deferred tax assets	$7,000	$6,836
Deferred tax liabilities:
Deferred loan costs, net	$526	$317
Securities available for sale	—	965
Property and equipment	79	—
Total deferred tax liabilities	$605	$1,282
Net deferred tax assets	$6,395	$5,554

The provision for income taxes charged to operations for the years ended December 31, 2016, 2015, and 2014, consists of the following:

(Dollars in thousands)	2016	2015	2014
Current tax expense	$2,067	$2,606	$1,160
Deferred tax expense	746	109	1,181
Total income tax expense	$2,813	$2,715	$2,341

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2016, 2015, and 2014, due to the following:

(Dollars in thousands)	2016	2015	2014
Computed "expected" tax expense	$3,698	$3,585	$3,374
Increase (decrease) in income taxes resulting from:
Tax-exempt income	(796)	(829)	(959)
Low income housing tax credits	(408)	(120)	(211)
Merger related expenses	267	—	—
Other, net	52	79	137
	$2,813	$2,715	$2,341

Note 11.	Related Party Transactions

The Company’s commercial and retail banking segment has, and may be expected to have in the future, banking transactions in the ordinary course of business with principal owners, directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders, commonly referred to as related parties.  Any loans made to related parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of origination for comparable loans with persons not related to the lender; and did not involve more than the normal risk of collectability or present other unfavorable features. Loans outstanding to directors and executive officers at December 31, 2016 and 2015 were:

(Dollars in thousands)	2016	2015
Balance, January 1	$1,369	$3,804
Decrease due to status changes	—	(2,375)
Principal additions	352	439
Principal payments	(130)	(499)
Balance, December 31	$1,591	$1,369

Additionally, unused commitments to extend credit to related parties were $1.1 million at December 31, 2016 and $2.3 million at December 31, 2015.

Related party deposits totaled $5.0 million and $5.9 million at December 31, 2016 and 2015, respectively.

Note 12.	Contingent Liabilities and Commitments

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The Company does not anticipate any material loss as a result of these transactions.

See Note 15 with respect to financial instruments with off-balance sheet risk.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act.  For the final weekly reporting period in the years ended December 31, 2016 and 2015, the aggregate amount of gross daily average required reserves was approximately $3.5 million and $3.1 million, respectively.

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

	2016		2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	7,107,403	$1.13	7,147,390	$1.10	7,106,171	$1.07
Effect of dilutive securities:
Stock options	11,461		6,805		6,939
Warrant (See note 23)	32,026		13,192		13,491
Earnings per share, diluted	7,150,890	$1.13	7,167,387	$1.09	7,126,601	$1.06

In 2016, 2015, and 2014, there were no shares that would have been considered anti-dilutive.

On September 15, 2015, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock. The repurchase program was effective immediately and runs through December 31, 2017. This program replaces the previous repurchase program adopted in 1999, pursuant to which the Company had 24,084 shares remaining eligible for repurchase. As of December 31, 2016, the Company had executed and settled transactions to repurchase 104,300 shares, totaling $1.9 million, for an average price of $18.34, of which 26,800 shares totaling $489,000 were executed and settled during the first quarter of 2016 at an average price of $18.29.

Note 14.	Retained Earnings

Transfers of funds from the banking subsidiary to the Parent Company in the form of loans, advances, and cash dividends are restricted by federal and state regulatory authorities.  Federal regulations limit the payment of dividends to the sum of a bank’s current net retained income and retained net income of the two prior years.  As of December 31, 2016, the subsidiary bank had approximately $12.9 million in excess of regulatory limitations available for transfer to the Parent Company.

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

A summary of the contract amount of the Company's exposure to off-balance sheet risk as of December 31, 2016 and 2015, is as follows:

(Dollars in thousands)	2016	2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$132,669	$153,806
Standby letters of credit	4,998	3,718

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

The Company had approximately $3.4 million in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2016.

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

Interest Rate Swaps and Interest Rate Cap
Interest rate swaps and cap are recorded at fair value based on third party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data (Level II).

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

(Dollars in thousands)	December 31, 2016
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$73,184	$—	$73,184	$—
Obligations of states and political subdivisions	63,373	—	63,373	—
Mortgage-backed securities:
Agency	98,051	—	98,051	—
Non-agency	9,933	—	9,933	—
Other asset backed securities	41,605	—	41,605	—
Corporate securities	15,421	—	15,421	—
Interest rate swaps	44	—	44	—
Interest rate cap	9	—	9	—
Liabilities:
Interest rate swaps	242	—	242	—

(Dollars in thousands)	December 31, 2015
Description	Total	Level I	Level II	Level III
Assets:
U.S. government agencies	$78,940	$—	$78,940	$—
Obligations of states and political subdivisions	75,593	—	75,593	—
Mortgage-backed securities:
Agency	131,661	—	131,661	—
Non-agency	12,777	—	12,777	—
Other asset backed securities	58,781	—	58,781	—
Corporate securities	16,819	—	16,819	—
Interest rate swaps	73	—	73	—
Interest rate cap	39	—	39	—
Liabilities:
Interest rate swaps	370	—	370	—

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

Other Real Estate Owned ("OREO")
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

Repossessed Assets
The value of repossessed assets is determined by the Company based on marketability and other factors and is considered Level III.

The following table summarizes the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in thousands)	December 31, 2016
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$6,298	$—	$—	$6,298
Other real estate owned	$5,073	$—	$—	$5,073
Repossessed assets	$843	$—	$—	$843

(Dollars in thousands)	December 31, 2015
	Total	Level I	Level II	Level III
Assets:
Impaired loans	$9,018	$—	$—	$9,018
Other real estate owned	$3,345	$—	$—	$3,345
Repossessed assets	$1,043	$—	$—	$1,043

The following table presents quantitative information as of December 31, 2016 and 2015 about Level III fair value measurements for assets measured at fair value on a nonrecurring basis:

2016	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$1,134	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 100% (14%)
Impaired loans	$5,164	Present value of cash flows	Discount rate	6% - 8% (6%)
Other real estate owned	$5,073	Appraisals	Discount to reflect current market conditions and estimated selling costs	10%
Repossessed assets	$843	Market analysis	Discount to reflect current market conditions and estimated selling costs	70%

2015	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$5,434	Appraisals	Discount to reflect current market conditions and estimated selling costs	0% - 100% (17%)
Impaired loans	$3,584	Present value of cash flows	Discount rate	6% - 8% (7%)
Other real estate owned	$3,345	Appraisals	Discount to reflect current market conditions and estimated selling costs	10%
Repossessed assets	$1,043	Market analysis	Historical sales activity	50%

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

Off-Balance Sheet Financial Instruments
The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2016 and 2015, the fair values of loan commitments and standby letters of credit were deemed immaterial; therefore, they have not been included in the tables below.

Fair Value of Financial Instruments
The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

(Dollars in thousands)	December 31, 2016
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$28,544	$28,544	$28,544	$—	$—
Securities held to maturity	10,683	10,095	—	10,095	—
Securities available for sale	301,567	301,567	—	301,567	—
Loans, net	848,693	852,280	—	—	852,280
Bank owned life insurance	23,925	23,925	—	23,925	—
Accrued interest receivable	5,093	5,093	—	5,093	—
Interest rate swaps	44	44	—	44	—
Interest rate cap	9	9	—	9	—
Financial liabilities:
Deposits	$1,053,058	$1,051,245	$—	$1,051,245	$—
Securities sold under agreements to repurchase	34,864	34,864	—	34,864	—
FHLB borrowings	39,500	39,530	—	39,530	—
Subordinated notes	5,155	5,159	—	5,159	—
Accrued interest payable	387	387	—	387	—
Interest rate swaps	242	242	—	242	—

(Dollars in thousands)	December 31, 2015
			Fair value measurements using:
	Carrying Amount	Total Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$39,228	$39,228	$39,228	$—	$—
Securities held to maturity	4,207	4,163	—	4,163	—
Securities available for sale	374,571	374,571	—	374,571	—
Loans, net	794,635	802,535	—	—	802,535
Bank owned life insurance	23,273	23,273	—	23,273	—
Accrued interest receivable	5,204	5,204	—	5,204	—
Interest rate swaps	73	73	—	73	—
Interest rate cap	39	39	—	39	—
Financial liabilities:
Deposits	$1,040,800	$1,040,016	$—	$1,040,016	$—
Securities sold under agreements to repurchase	26,869	26,869	—	26,869	—
FHLB borrowings	85,000	85,033	—	85,033	—
Subordinated notes	5,155	5,157	—	5,157	—
Accrued interest payable	410	410	—	410	—
Interest rate swaps	370	370	—	370	—

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Middleburg Bank to maintain minimum amounts and ratios, as set forth in the table below.  Management believes, as of December 31, 2016 and 2015, that the Company and Middleburg Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2016, the most recent notification from the Federal Reserve Bank categorized Middleburg Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum capital requirements as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Company’s and Middleburg Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total Capital (to Risk- Weighted Assets):
Consolidated	$139,419	17.9%	$62,436	8.0%	N/A	N/A
Middleburg Bank	131,725	17.0%	61,994	8.0%	$77,492	10.0%
Tier 1 Capital (to Risk- Weighted Assets):
Consolidated	$129,642	16.6%	$46,827	6.0%	N/A	N/A
Middleburg Bank	122,016	15.8%	46,495	6.0%	$61,994	8.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$124,642	16.0%	$35,121	4.5%	N/A	N/A
Middleburg Bank	122,016	15.8%	34,872	4.5%	$50,370	6.5%
Tier 1 Capital (to Average Assets):
Consolidated	$129,642	10.0%	$52,142	4.0%	N/A	N/A
Middleburg Bank	122,016	9.4%	51,909	4.0%	$64,886	5.0%

As of December 31, 2015
Total Capital (to Risk- Weighted Assets):
Consolidated	$132,481	17.5%	$60,495	8.0%	N/A	N/A
Middleburg Bank	127,418	17.0%	60,055	8.0%	$75,068	10.0%
Tier 1 Capital (to Risk- Weighted Assets):
Consolidated	$123,008	16.3%	$45,371	6.0%	N/A	N/A
Middleburg Bank	118,013	15.7%	45,041	6.0%	$60,055	8.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$118,008	15.6%	$34,028	4.5%	N/A	N/A
Middleburg Bank	118,013	15.7%	33,781	4.5%	$48,794	6.5%
Tier 1 Capital (to Average Assets):
Consolidated	$123,008	9.6%	$51,301	4.0%	N/A	N/A
Middleburg Bank	118,013	9.2%	51,067	4.0%	$63,834	5.0%

In addition to the minimum regulatory capital required for capital adequacy purposes included in the table above, the Company is required to maintain a minimum Capital Conservation Buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the Capital Conservation Buffer was 0.625% on January 1, 2016 and will increase by 0.625% each year until it reaches 2.5% on January 1, 2019. The Capital Conservation Buffer is applicable to all ratios except the leverage ratio, which is noted above as Tier 1 Capital to Average Assets.

On January 1, 2015, the Company and the Bank applied changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (the Basel III Final Rule). The regulatory risk-based capital amounts presented above include: (1) common equity tier 1 capital (CET1) which consists principally of common stock (including surplus) and retained earnings with adjustments for goodwill, intangible assets and deferred tax assets; (2) Tier 1 capital which consists principally of CET1 plus the Company’s “grandfathered” trust preferred securities; and (3) Tier 2 capital which consists principally of Tier 1 capital plus a limited amount of the allowance for loan losses. In addition, the Company has made the one-time irrevocable election to continue treating accumulated other comprehensive income (loss) under regulatory standards that were in place prior to the Basel III Final Rule in order to eliminate volatility of regulatory capital that can result from fluctuations in accumulated other comprehensive income (loss) and the inclusion of accumulated other comprehensive income (loss) in regulatory capital, as would otherwise be required under the Basel III Capital Rule. The table above also reflects the minimum regulatory and certain prompt corrective action capital levels that began on January 1, 2015.

Note 18.	Goodwill and Intangibles Assets

As of December 31, 2016 and 2015, goodwill and intangible assets relate to the Company’s acquisition of Middleburg Trust Company and Middleburg Investment Advisors. On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage and on this date the related goodwill was eliminated.

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

Identifiable intangible assets are being amortized over the period of expected benefit, which is 15 years.

Information concerning goodwill and intangible assets is presented in the following table:

	December 31, 2016		December 31, 2015
(Dollars In thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Identifiable intangibles	$3,734	$3,690	$3,734	$3,519
Unamortizable goodwill	3,421	—	3,421	—

Amortization expense of intangible assets for each of the three years ended December 31, 2016, and 2015, and 2014 totaled $171,000.  Estimated amortization expense of identifiable intangibles for the years ended December 31 follows:

(Dollars in thousands)
2017	$44
$44

Note 19.	Subordinated Notes

On December 12, 2003, MFC Capital Trust II, a wholly owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities.  On December 19, 2003, $5.0 million of trust-preferred securities were issued through a pooled underwriting totaling approximately $344 million.  The securities have a LIBOR-indexed floating rate of interest.

During 2016, the interest rates ranged from 3.17% to 3.74%.  For the year ended December 31, 2016, the weighted-average interest rate was 3.54%.  The securities have a mandatory redemption date of January 23, 2034, and are subject to varying call provisions beginning January 23, 2009. The principal asset of the trust is $5.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.  See Note 24 for information regarding an interest rate swap entered into by the Company to manage the cash flows associated with these trust preferred securities.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 Capital after its inclusion.  The portion of the trust preferred securities not considered as Tier 1 Capital may be included in Tier 2 Capital.  On December 31, 2016, all of the Company’s trust preferred securities are included in Tier I Capital.

The obligations of the Company with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Company of the trusts’ obligations with respect to the Capital Securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities. There were no deferred interest payments on our junior subordinated debt securities at December 31, 2016, 2015 and 2014.

Note 20.	Ownership of Southern Trust Mortgage

In May 2008, Middleburg Bank acquired the membership interest units of one of the partners of Southern Trust Mortgage for $1.6 million.  As a result, the Company’s ownership interest exceeded 50% of the issued and outstanding membership units.  Prior to the sale, the Company owned 62.3% of the issued and outstanding membership interest units of Southern Trust Mortgage, through its subsidiary, Middleburg Bank. On May 15, 2014, the Company sold 100% of its ownership interest in Southern Trust Mortgage.

Note 21.	Condensed Financial Information – Parent Corporation Only

BALANCE SHEETS
	December 31,
(Dollars in thousands)	2016	2015
ASSETS
Cash on deposit with subsidiary bank	$2,154	$1,403
Investment in subsidiaries	126,694	125,900
Other assets	3,199	1,686
TOTAL ASSETS	$132,047	$128,989
LIABILITIES
Subordinated notes	$5,155	$5,155
Other liabilities	213	280
TOTAL LIABILITIES	5,368	5,435
SHAREHOLDERS' EQUITY
Common stock	17,636	17,330
Capital surplus	45,688	44,155
Retained earnings	64,755	60,392
Accumulated other comprehensive income (loss), net	(1,400)	1,677
TOTAL SHAREHOLDERS' EQUITY	126,679	123,554
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$132,047	$128,989

STATEMENTS OF INCOME
	Year End December 31,
(Dollars in thousands)	2016	2015	2014
INCOME:
Dividends from subsidiaries	$6,870	$5,383	$3,440
Interest and dividends from investments	—	—	15
Other income	2	17	—
Total income	6,872	5,400	3,455
EXPENSES:
Salaries and employee benefits	1,240	919	746
Legal and advisory fees	1,506	164	91
Directors fees	352	274	280
Interest expense	280	279	279
Other	426	416	366
Total expenses	3,804	2,052	1,762
Income before allocated tax benefits and undistributed income of subsidiaries	3,068	3,348	1,693
Income tax benefit	(1,081)	(715)	(753)
Income before equity in undistributed income of subsidiaries	4,149	4,063	2,446
Equity in undistributed income of subsidiaries	3,915	3,767	5,138
Net income	$8,064	$7,830	$7,584

STATEMENTS OF CASH FLOWS
	December 31,
(Dollars in thousands)	2016	2015	2014
Cash Flows from Operating Activities
Net income	$8,064	$7,830	$7,584
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(3,915)	(3,767)	(5,138)
Share-based compensation	925	605	426
(Increase) decrease in other assets	(1,469)	957	(1,099)
(Decrease) increase in other liabilities	(67)	13	213
Net cash provided by operating activities	3,538	5,638	1,986
Cash Flows from Investing Activities
Proceeds from sales, calls and maturities of available for sale securities	—	—	44
Net cash provided by investing activities	—	—	44
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	1,742	—	394
Cash dividends paid on common stock	(3,701)	(3,292)	(2,419)
Repurchases of stock	(828)	(1,506)	(88)
Net cash used in financing activities	(2,787)	(4,798)	(2,113)
Increase (decrease) in cash and cash equivalents	751	840	(83)
Cash and Cash Equivalents at beginning of year	1,403	563	646
Cash and Cash Equivalents at end of year	$2,154	$1,403	$563

Note 22.	Segment Reporting

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

In 2014, revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The Company recognized gains on the sale of loans as part of other income. On May 15, 2014, the Company sold all of its majority interest in Southern Trust Mortgage and as a result, any mortgage banking activity for the Company subsequent to the sale date is included with the results of the retail banking segment. Mortgage banking activities for the twelve months ended December 31, 2014 are the result of Southern Trust Mortgage activity that was consolidated with the Company through the date of sale. In 2014, Middleburg Bank provided a warehouse line, office space, data processing and accounting services to Southern Trust Mortgage for which it received income. Transactions related to these relationships are eliminated to reach consolidated totals.

Information about reportable segments and reconciliation to the consolidated financial statements follows:

	2016
(Dollars in thousands)	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$43,365	$10	$—	$—	$43,375
Trust services income	—	4,806	—	(163)	4,643
Other income	6,204	—	—	(109)	6,095
Total operating income	49,569	4,816	—	(272)	54,113
Expenses:
Interest expense	4,424	—	—	—	4,424
Salaries and employee benefits	16,473	2,284	—	—	18,757
Provision for loan losses	1,853	—	—	—	1,853
Other expense	17,556	918	—	(272)	18,202
Total operating expenses	40,306	3,202	—	(272)	43,236
Income before income taxes	9,263	1,614	—	—	10,877
Income tax expense	2,203	610	—	—	2,813
Net income	$7,060	$1,004	$—	$—	$8,064
Total assets	$1,270,222	$6,693	$—	$(4,272)	$1,272,643
Capital expenditures	$978	$—	$—	$—	$978
Goodwill and other intangibles	$—	$3,465	$—	$—	$3,465

	2015
(Dollars in thousands)	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$42,270	$11	$—	$—	$42,281
Trust services income	—	4,951	—	(166)	4,785
Other income	5,605	—	—	—	5,605
Total operating income	47,875	4,962	—	(166)	52,671
Expenses:
Interest expense	4,207	—	—	—	4,207
Salaries and employee benefits	16,130	2,305	—	—	18,435
Provision for loan losses	2,293	—	—	—	2,293
Other expense	16,237	1,120	—	(166)	17,191
Total operating expenses	38,867	3,425	—	(166)	42,126
Income before income taxes	9,008	1,537	—	—	10,545
Income tax expense	2,131	584	—	—	2,715
Net income	$6,877	$953	$—	$—	$7,830
Total assets	$1,291,708	$6,700	$—	$(3,545)	$1,294,863
Capital expenditures	$2,137	$—	$—	$—	$2,137
Goodwill and other intangibles	$—	$3,636	$—	$—	$3,636

	2014
(Dollars in thousands)	Commercial & Retail Banking	Wealth Management	Mortgage Banking	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$43,149	$14	$450	$(288)	$43,325
Trust services income	—	4,516	—	(154)	4,362
Other income	5,349	—	5,121	(46)	10,424
Total operating income	48,498	4,530	5,571	(488)	58,111
Expenses:
Interest expense	5,227	—	304	(288)	5,243
Salaries and employee benefits	16,567	2,262	3,772	—	22,601
Provision for loan losses	1,926	—	34	—	1,960
Other expense	15,818	1,140	1,722	(200)	18,480
Total operating expenses	39,538	3,402	5,832	(488)	48,284
Income before income taxes and non-controlling interest	8,960	1,128	(261)	—	9,827
Income tax expense	1,894	447	—	—	2,341
Net income	7,066	681	(261)	—	7,486
Non-controlling interest in consolidated subsidiary	—	—	98	—	98
Net income attributable to Middleburg Financial Corporation	$7,066	$681	$(163)	$—	$7,584
Total assets	$1,218,452	$7,152	$—	$(2,747)	$1,222,857
Capital expenditures	$911	$6	$3	$—	$920
Goodwill and other intangibles	$—	$3,807	$—	$—	$3,807

Note 23.	Capital Purchase Program and Stock Warrant

On January 30, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 22,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $2.50 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 208,202 shares of the Company’s common stock, par value $2.50 per share, at an initial exercise price of $15.85 per share. As a result of the completion of a public stock offering in 2009, the number of shares of common stock underlying the Warrant was reduced by one-half to 104,101 and the Company redeemed all 22,000 shares of Preferred Stock pursuant to the Purchase Agreement. During 2011, the Warrant was sold by the U.S. Treasury at public auction and, on November 3, 2016, was exercised in full for a total cash consideration of $1.65 million.

Note 24.	Derivatives

The Company utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Company accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Company designates each derivative instrument at the inception of the derivative transaction in accordance with this guidance. Information concerning each of the Company's categories of derivatives as of December 31, 2016 and 2015 is presented below.

Derivatives designated as cash flow hedges

During 2010, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap was designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s trust preferred capital securities described in Note 19, “Subordinated Notes”.  The swap hedges the cash flow associated with the trust preferred capital notes wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty.  The swap is calculated on a notional amount of $5.2 million.  The term of the swap is 10 years and commenced on October 23, 2010.  The Company has cash collateral reserved for this swap in the amount of $400,000 as of

December 31, 2016 and 2015, respectively. The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

During 2013, the Company entered into an interest rate swap agreement as part of the interest rate risk management process.  The swap has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with the Company’s FHLB borrowings described in Note 7, “Borrowings”.  The swap hedges the cash flows associated with the FHLB borrowings wherein the Company receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 1.43% to the same counterparty.  The swap is calculated on a notional amount of $10 million.  The term of the swap is 5 years and commenced on November 25, 2013.  The Company has cash collateral reserved for this swap in the amount of $600,000 and $300,000 as of December 31, 2016 and 2015, respectively. The swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income (loss).  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, there was no hedge ineffectiveness identified during 2016 and 2015. At December 31, 2014, $6,000 of hedge ineffectiveness identified for this interest rate swap and was classified as other operating expenses on the consolidated statements of income.

The amounts included in accumulated other comprehensive income (loss) as unrealized losses (market value net of tax) were $130,000 and $195,000 as of December 31, 2016 and 2015, respectively.

Information concerning the derivatives designated as a cash flow hedges at December 31, 2016 and 2015 is presented in the following tables:

	December 31, 2016
(Dollars in thousands)	Positions (#)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$160	0.87%	2.59%	3.8
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$38	0.60%	1.43%	2.0

	December 31, 2015
(Dollars in thousands)	Positions (#)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$226	0.32%	2.59%	4.8
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$71	0.23%	1.43%	3.0

Derivatives not designated as hedging instruments

Two-way client loan swaps
During the fourth quarter of 2014 and 2012, the Company entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on an identical notional amount at a fixed interest rate. At the same time, the Company agrees to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our clients to effectively convert a variable rate loan into a fixed rate loan. Because the Company acts as an intermediary for our customers, changes in the fair value of the underlying derivatives contracts offset each other and do not significantly impact our results of operations. The Company had no undesignated interest rate swaps at December 31, 2016 and December 31, 2015.

Certain additional risks arise from interest rate swap contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. We do not expect any counterparty to fail to meet its obligations.

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	December 31, 2016
(Dollars in thousands)	Positions (#)	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,508	$15	$—	1 month LIBOR plus 200 BP	3.90%	10.9
Pay fixed - receive floating interest rate swap	1	1,663	—	29	1 month LIBOR plus 180 BP	4.09%	7.9
Pay floating - receive fixed interest rate swap	1	3,508	—	15	3.90%	1 month LIBOR plus 200 BP	10.9
Pay floating - receive fixed interest rate swap	1	1,663	29	—	4.09%	1 month LIBOR plus 180 BP	7.9
Total derivatives not designated		$10,342	$44	$44

	December 31, 2015
(Dollars in thousands)	Positions (#)	Notional Amount (in thousands)	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,760	$—	$21	1 month LIBOR plus 200 BP	3.90%	11.9
Pay fixed - receive floating interest rate swap	1	1,706	—	52	1 month LIBOR plus 180 BP	4.09%	8.9
Pay floating - receive fixed interest rate swap	1	3,760	21	—	3.90%	1 month LIBOR plus 200 BP	11.9
Pay floating - receive fixed interest rate swap	1	1,706	52	—	4.09%	1 month LIBOR plus 180 BP	8.9
Total derivatives not designated		$10,932	$73	$73

Rate Cap Transaction
At December 31, 2016, the Company had one derivative instrument in the form of an interest rate cap agreement with a notional amount of $10.0 million. The notional amount of the financial derivative instrument does not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreement. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. We do not expect any counterparty to fail to meet its obligations.

The details of the interest rate cap agreement as of December 31, 2016 is summarized below:

December 31, 2016
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at December 31, 2016	Fair Value December 31, 2016	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$9	$—

December 31, 2015
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at December 31, 2015	Fair Value December 31, 2015	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$39	—

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

At December 31, 2016 and December 31, 2015, the total fair value of the interest rate cap agreement was $9,000 and $39,000, respectively. The fair value of the interest rate cap agreement is included in other assets on the Company's consolidated balance sheets. Changes in fair value are recorded in earnings in other operating expenses. During the years ended December 31, 2016 and December 31, 2015, $30,000 and $31,000 was recognized in other operating expenses, respectively.

The premium paid on the interest rate cap agreement will be recognized as a decrease in interest income over the duration of the agreement using the caplet method. From the date of inception and through December 31, 2016, no premium amortization was required.

Note 25.	Accumulated Other Comprehensive Income (Loss), Net

The following table presents information on changes in accumulated other comprehensive income for the periods indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss), Net
Balance December 31, 2013	$261	$(29)	$232
Unrealized holding gains (net of tax, $1,979)	3,841	—	3,841
Reclassification adjustment (net of tax, $63)	(123)	—	(123)
Unrealized gains on interest rate swaps (net of tax, $82)	—	(160)	(160)
Reclassification adjustment (net of tax, $2)	—	4	4
Balance December 31, 2014	3,979	(185)	3,794
Unrealized holding losses (net of tax, $1,037)	(2,015)	—	(2,015)
Reclassification adjustment (net of tax, $48)	(92)	—	(92)
Unrealized gains on interest rate swaps (net of tax, $3)	—	(6)	(6)
Reclassification adjustment (net of tax, $2)	—	(4)	(4)
Balance December 31, 2015	1,872	(195)	1,677
Unrealized holding losses (net of tax, $1,091)	(2,116)	—	(2,116)
Reclassification adjustment (net of tax, $528)	(1,026)	—	(1,026)
Unrealized losses on interest rate swaps (net of tax, ($34))	—	65	65
Balance December 31, 2016	$(1,270)	$(130)	$(1,400)

The following table presents information related to reclassifications from accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Income

(Dollars in thousands)	2016	2015	2014
Securities available for sale (1):
Net securities gains reclassified into earnings	$(1,554)	$(140)	$(186)	Gains on sales of securities available for sale, net
Related income tax expense	528	48	63	Income tax expense
Derivatives (2):
(Gain) loss on interest rate swap ineffectiveness	—	(6)	6	Other operating expense
Related income tax benefit	—	2	(2)	Income tax expense
Net effect on accumulated other comprehensive income (loss) for the period	(1,026)	(96)	(119)	Net of tax
Total reclassifications for the period	$(1,026)	$(96)	$(119)	Net of tax
(1)    For more information related to unrealized gains on securities available for sale, see Note 2, "Securities".
(2)    For more information related to unrealized losses on derivatives, see Note 24, "Derivatives".

Note 26.	Other Real Estate Owned ("OREO")

At December 31, 2016 and 2015, OREO balances were $5.1 million and $3.3 million, respectively. OREO is primarily comprised of residential properties and non-residential properties, and are located primarily in the state of Virginia. Changes in the balance for OREO, net of valuation allowances, are as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Balance at the beginning of year, net	$3,345	$4,051
Transfers from loans, net	2,645	287
Purchased loans	40	—
Sales proceeds	(713)	(814)
Gain (loss) on disposition	66	(100)
Less valuation adjustments	(310)	(79)
Balance at the end of year, net	$5,073	$3,345

Net expenses applicable to OREO, were $363,000, $284,000 and $256,000 as of December 31, 2016, 2015 and 2014, respectively.

The major classifications of OREO in the consolidated balance sheets at December 31, 2016 and 2015 were as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Real estate loans:
Construction	$946	$853
Secured by 1-4 family residential	3,767	1,958
Other real estate loans	360	534
Total real estate loans	$5,073	$3,345

At December 31, 2016, the Company had no consumer mortgage loan secured by residential real estate for which foreclosure was in process. At December 31, 2015, the Company had one consumer mortgage loan secured by residential real estate for which foreclosure was in process. The amount of this loan was $533,000 at December 31, 2015.

Note 27.	Low Income Housing Tax Credits

The Company invested in four separate housing equity funds at December 31, 2016 and 2015, respectively. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low

Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds are accounted for using the equity method and are recorded as other assets on the consolidated balance sheets. These investments totaled $8.4 million and $9.0 million at December 31, 2016 and 2015, respectively. The expected terms of these investments and the related tax benefits run through 2033. The net benefit recognized as a component of income tax expense related to tax credits and other tax benefits during the years ended December 31, 2016, 2015 and 2014 were $408,000, $120,000 and $211,000, respectively, related to these investments. Total projected tax credits to be received for 2016 are $441,000, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $8.2 million and $9.3 million at December 31, 2016 and 2015, respectively, and are included in other liabilities on the consolidated balance sheets.