Form 10-K/A
period 2016-12-31
MIDDLEBURG FINANCIAL CORP
filed 2017-03-31
CIK 914138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1 to
 FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016
 Commission file number 0-24159
 MIDDLEBURG FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1696103 (I.R.S. Employer Identification No.)
111 West Washington Street, Middleburg, Virginia (Address of principal executive offices)	20117 (Zip Code)
Registrant’s telephone number, including area code (703) 777-6327
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $2.50 per share	Nasdaq Stock Market
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 ("Amendment No. 1") of Middleburg Financial Corporation (the "Company") amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed March 15, 2017 (the "Form 10-K"). It is being filed solely to include the information required in Part III (Items 10,11, 12, 13 and 14) of Form 10-K that was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K.

Except as modified herein, no other information in the Form 10-K is being modified or amended by Amendment No. 1, and unless indicated otherwise, Amendment No. 1 does not reflect events occurring after March 15, 2017, which is the filing date of the Form 10-K. Accordingly, Amendment No. 1 should be read in conjunction with the Form 10-K and the Company's other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the exhibit list, the signature page and the certifications required to be filed as exhibits to this Amendment No. 1. Unless otherwise indicated, capitalized terms used herein but not defined shall have the meanings as ascribed to them in the Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS
General

The following biographical information discloses the name, age, business experience, the date each became a director and other directorships held during the past five years. Each term expires in 2017.

Howard M. Armfield, 74, has been a director since 1984.
Mr. Armfield is the retired President of Armfield, Harrison & Thomas, Inc., an independent insurance broker based in Leesburg, Virginia. Mr. Armfield holds a bachelor of arts degree from Duke University. A significant factor in Mr. Armfield’s contribution to the Board is his knowledge and experience in chairing the audit committee for the Company as he also holds a Certified Public Accountant (CPA) designation.  Mr. Armfield brings extensive experience in executive management, corporate governance and risk management.

Henry F. Atherton, III, 72, has been a director since 2004.
Mr. Atherton owns and operates a cattle and hay farm in Fauquier County, Virginia.  Previously, Mr. Atherton served as a member and as Chairman of the Fauquier County Planning Commission and also served as a member and Chairman of the Fauquier County Board of Supervisors. Mr. Atherton has demonstrated his civic mindedness and commitment by serving many community and civic organizations.  He currently serves on the Board of the Land Trust of Virginia.  He is a former trustee of the Virginia Outdoors Foundation and has served on the Agricultural and Forestall District Advisory Committee, the Agricultural Development Advisory Committee and the Virginia Association of Counties - Agricultural and Environmental Steering Committee. Mr. Atherton holds a bachelor of arts degree from Harvard University and a J.D. degree from Columbus School of Law, Catholic University. Mr. Atherton has also served in the U.S. Army. Overall, Mr. Atherton brings to our Board an understanding of our Company’s business, proven leadership skills and knowledge of the important role of agribusiness and community leadership in our local economy.

Childs F. Burden, 66, has been a director since 1997.
Since 1978, Mr. Burden has been a partner with a Washington, D.C. investment firm.  In addition, he is committed to volunteer service for historic preservation and serves on many preservation associated boards. Mr. Burden holds a bachelor of arts degree from the University of Virginia and is a Chartered Financial Analyst (CFA).  He brings to our Board extensive knowledge of investments and financial services, having many years of experience in such fields.

Alexander G. Green, III, 68, has been a director since 2008.
Mr. Green is the recently retired President and Chief Executive Officer of Armfield, Harrison & Thomas, Inc., an independent insurance agency in Leesburg, Virginia.  Earlier in his career he worked for First and Merchants National Bank as Assistant Vice President of Regional Commercial and Mortgage Lending. Mr. Green has served on other bank boards and multiple insurance agency councils and advisory boards. Mr. Green has also been very active in community groups such as the Leesburg Airport Commission, Loudoun County Planning Commission, Loudoun County Industrial Development Advisory Commission and the Loudoun Advisory Board of George Washington University. Mr. Green holds both his bachelor of science in finance and his master in business administration degrees from Virginia Polytechnic Institute and State University. As the former principal executive officer of a successful company, Mr. Green provides the Board with valuable insight and guidance on the issues of corporate strategy, commercial and mortgage lending, business community growth and risk management.

Gary D. LeClair, 61, has been a director since 2008.
Prior to 2008, Mr. LeClair had served as a Director of the Company from 2001 to 2006.   Mr. LeClair also serves as a Director of Middleburg Investment Group and its subsidiary, Middleburg Trust Company.  Mr. LeClair is the founder of the law firm of LeClairRyan, a Professional Corporation, resident in its Richmond, Virginia, office.  Mr. LeClair holds a bachelor of business administration degree in accounting from the College of William and Mary and a J.D. degree from Georgetown University School of Law.  Mr. LeClair’s extensive experience in the various aspects of the law, including dispute resolution, employee relations and contract negotiations, combined with his focus on the capital needs of a growing company and his extensive skills at managing risk and directing corporate strategy, provide our Board with an invaluable resource as it manages the current environment and looks to its future.

John C. Lee, IV, 59, has been a director since November 2006.
Mr. Lee founded Lee Technologies in 1983.  Schneider Electric, a global specialist in energy management acquired Lee Technologies in 2011.  Mr. Lee maintained a senior leadership position with Schneider Electric until his departure in December 2014.   Mr. Lee serves on various corporate Boards including Canara (Columbia Capital), Primary Integration (Rotunda Capital),

RedPeg Marketing and Aegis Mobile.  Mr. Lee also serves on various non-profit Boards including the Wolf Trap Foundation for the Performing Arts, Virginia Polytechnic Institute and State University Board of Visitors, Cal Ripken Sr. Foundation, Loyola University Maryland Board of Trustees, Northern Virginia Technology Council and The Economic Club of Washington, D.C.  Previous Boards served include Randolph-Macon College and Virginia Foundation for Independent Colleges (VFIC).  Mr. Lee holds a bachelor of arts in economics and business administration from Randolph-Macon College, and resides with his family in Middleburg, Virginia, and Washington, D.C.  Mr. Lee’s entrepreneurial and professional experience, together with his dedicated and wide-ranging philanthropic involvement as a business leader, provide our Board with valuable insight in matters of corporate strategy and planning. Mr. Lee was elected Chairman of the Board of Directors in July 2016.

Mary Leigh McDaniel, 63, has been a director since 2014.
Mary Leigh McDaniel joined the Board of Directors in January 2014.  Ms. McDaniel is a partner in the public accounting firm of Updegrove, Combs & McDaniel, PLC, a full service accounting firm that has been providing tax, accounting and financial consulting services throughout the Northern Virginia area for over 37 years. Ms. McDaniel was appointed by Governor Timothy M. Kaine to serve on the Vint Hill Economic Development Authority, serves on the PATH Foundation Board, and serves on the JV Board with LifePoint Hospitals. She has served on the Land Trust of Virginia, Chair of the Fauquier County Chamber of Commerce and was the recipient of their Business Person of the Year Award. Additionally, she is a member of the Warrenton Garden Club. She was elected to the Fauquier County Board of Supervisors effective January 1, 2016. Ms. McDaniel graduated Magna Cum Laude from James Madison University with a Bachelor of Business Administration in Accounting and Finance, is designated a Certified Public Accountant by the Virginia State Board of Accountancy, and holds the specialty designation of Personal Financial Specialist from the American Institute of CPAs.  She has been designated as a “Super CPA” by Virginia Business Magazine for several years.  Ms. McDaniel, as a highly successful executive with deep experience in accounting who is also very committed to our communities, is a valuable addition to our Board.

Keith W. Meurlin, 67, has been a director since 2005.
Mr. Meurlin retired as Vice President and Airport Manager of Washington Dulles International Airport in 2005 after 28 years of service.  Mr. Meurlin is also a retired Major General in the United States Air Force Reserve and was called back to active duty in 2005.  His final assignment was to establish for the Secretary of Defense the office to manage the care and benefits for wounded warriors from all services.  Mr. Meurlin has been actively involved in our communities by serving on the Board of Directors for both the Reston Chamber of Commerce as well as the Loudoun Chamber of Commerce, past Regional Chairman of the United Way of the National Capital Area, past Chairman of the Heart Association of Northern Virginia and recently was a member of the Loudoun Economic Development Commission, serving as Chairman of the Transportation and Infrastructure Committee.  He currently is the President of the Washington Airports Task Force, a public/private enterprise supporting the growth of aviation services and economic development for the Washington, D.C. region.  Mr. Meurlin also serves as a Board Member of the Dulles South Alliance, an organization focused on the long term planning and development of the Dulles south region and President of the Dulles Foreign Trade Zone.  Mr. Meurlin holds a bachelor of arts degree in political science from the University of Vermont and a master of science in systems management from the University of Southern California.

Janet A. Neuharth, 61, has been a director since 2006.
Ms. Neuharth is the Founder and President of Paper Chase Farms, Inc., an equestrian company based in Middleburg, Virginia. She is an active participant in Paper Chase Farms’ subsidiaries, serving as Director of Marketing for the retail area and Editorial Director of the publishing division. Ms. Neuharth is also the Chair and CEO of The Freedom Forum, a nonpartisan foundation based in Washington, D.C. that champions the First Amendment as a cornerstone of democracy. Ms. Neuharth is the former Chair of the National Council at Vanderbilt University School of Law and currently serves on the boards of the Library of Virginia Foundation, the Middleburg Forum, the Newseum, and the Newseum Institute. Ms. Neuharth holds a bachelor of arts degree in Political Science and English from the University of Florida and a J.D. degree from Vanderbilt University School of Law.  Ms. Neuharth’s leadership skills in consensus-building, risk management and executive management and her legal acumen add an important dimension and provide a valuable resource for our Board.

John M. Rust, 66, has been a director since 2009.
Mr. Rust is Senior Managing Director of Dominick and Dominick, a division of Wunderlich Securities, Inc. Dominick and Dominick is a full service securities firm founded in 1870 and based in New York City. Mr. Rust’s family’s long standing community leadership in Loudoun County provides the Company with valuable insights as to the specific needs of our community. Mr. Rust served on the Board of the Piedmont Community Foundation for nine years. In addition, Mr. Rust serves as a Trustee of the Rust Foundation. Mr. Rust holds a bachelor of science degree in finance from Lehigh University. Mr. Rust’s extensive experience in the various aspects of investment management, his focus on the capital needs of a growing company and his extensive skills at managing risk and directing corporate strategy provide our Board with an invaluable resource as it manages the current economic environment.

Gary R. Shook, 56, has been a director since 2007.
Mr. Shook has served as Chief Executive Officer and President of MFC since May 2010, and as President and Chief Executive Officer of Middleburg Bank since August 2008.  From 2007 to 2008, he served as President of MFC and Middleburg Bank.  From 2005 to 2007, Mr. Shook served as Executive Vice President, Investment Services and Fauquier Community Executive with Middleburg Bank.  Mr. Shook serves as a Director and Chairman of the Board of Middleburg Investment Group and Middleburg Trust Company.  From 1995 to 2005, he was Senior Vice President, Fauquier Bankshares, Inc.  Mr. Shook has served as a Director of the Loudoun County Chamber of Commerce, Vice Chairman of the Fauquier Chamber of Commerce; Chairman of the Bluemont Concert Series; President of the Rotary Club of Warrenton; and Senior Warden and Vestryman of St. James’ Episcopal Church.  He has served as a Director and is a past Chairman of the Virginia Bankers Association.  He is a member of the Government Relations Administrative Committee of the American Bankers Association.  He is a Trustee and member of the Executive Committee of the Virginia Foundation for Independent Colleges and a Director of Shrine Mont, The Cathedral Shrine of the Transfiguration and Conference Center.  He is also a Member of the CEO Cabinet of Loudoun County and a Member of the Loudoun Laurels Committee.  Mr. Shook holds a bachelor of arts degree from the University of Virginia.  Mr. Shook’s experience as Chief Executive Officer of Middleburg Financial Corporation and his extensive understanding of the financial services industry, risk management and governance of a public company provide the Board with an invaluable resource for assessing and managing risks and planning for corporate strategy.

NON-DIRECTOR EXECUTIVE OFFICERS

The following sets forth the names, ages, and business experience for the past five years of the Company's executive officers (including named executive officers pursuant to Item 402 of Regulation S-K), other than the ones listed under "Directors" above.

John Mason L. Antrim, 66
Mr. Antrim has served in numerous capacities at Middleburg Trust Company since its inception in 1993. Currently, he is the Chief Operating Officer.  In addition to his duties as COO, he is a member of the Board of Directors of Middleburg Trust Company and Middleburg Investment Group.  He also serves on the Trust Committee of the Virginia Bankers Association. Mr. Antrim holds a bachelor of arts degree in history from the University of Virginia.

Jeffrey H. Culver, 48
Mr. Culver was appointed Senior Executive Vice President and Chief Operating Officer of the Company and the Bank in 2013. From 2008 to 2012, Mr. Culver served as Executive Vice President and Chief Operating Officer of the Company and the Bank. Mr. Culver has also served as Corporate Secretary since November 2008. From May 2007 until December 2008, he served as Senior Vice President, Credit Administration and Strategic Planning.  From 2003 to 2007, Mr. Culver was Senior Vice President, Credit Administration. Mr. Culver holds a bachelor of arts degree from Ursinus College and master of arts degree in economics from American University.

David L. Hartley, 53
Mr. Hartley has served as President and Chief Executive Officer of Middleburg Investment Group since January of 2011 and also serves as Secretary on its Board of Directors. Mr. Hartley was named President and Chief Executive Officer of Middleburg Trust Company, a subsidiary of Middleburg Investment Group, in December 2015.  Prior to that, Mr. Hartley served as Senior Vice President of Middleburg Trust Company.  He has served on the Middleburg Trust Company Investment Committee since its founding in 2001.  He is currently a member of the Government Relations Committee of the Virginia Bankers Association.  Mr. Hartley holds a Certified Trust and Financial Advisor designation and a bachelor of arts degree from Randolph-Macon College.  Mr. Hartley has 25 years of investment experience.

Kathryn L. Kearns, 69
Ms. Kearns joined Middleburg Bank in 2010 as Senior Vice President, Community Executive for Leesburg and Loudoun County. In 2011, she was promoted to regional commercial lending manager for Northern Virginia and in July 2012 was promoted to Chief Credit Officer. Ms. Kearns has 37 years of financial services experience including commercial, construction lending, mortgages, mortgage operations and SBA lending. Ms. Kearns attended Hagerstown Junior College and the National Commercial Lending School at the University of Oklahoma.

Mark Andrew McLean, 63
Mr. McLean has served as Executive Vice President of Middleburg Bank, since May 2012.  In November 2013, he was appointed Chief Lending Officer. From February 2010 to 2012, Mr. McLean served as Senior Vice President of Middleburg Bank.  Mr. McLean holds a bachelor of science degree from the University of Virginia, a mini master of business administration degree from the University of Richmond and has 31 years of commercial banking experience.

Rajesh Mehra, 56
Mr. Mehra joined the Company on November 2, 2009, as Executive Vice President, Chief Financial Officer and Treasurer.  Prior to joining the Company, he was Executive Vice President and Chief Financial Officer for Fidelity Co-Operative Bank in Leominster, Massachusetts. Mr. Mehra has also served as the President of Chelsea Advisory Services, LLC, a consulting firm specializing in banking and capital markets in McLean, Virginia.  From 2005 to 2007 he was Senior Vice President and Chief Financial Officer for Urban Trust Bank in Bethesda, Maryland.  Earlier in his career, he worked at Fannie Mae and PricewaterhouseCoopers in Washington, D.C., and Credit Suisse and JP Morgan in New York. Mr. Mehra earned a bachelors degree in engineering from the Indian Institute of Technology and holds a master of science and business administration degree from the University of Massachusetts.

Suzanne K. Withers, 66
Ms. Withers is Executive Vice President, Human Resources and has served the Company since 2004. From 2002 to 2004, she was a human resource independent contractor.  Prior to 2002, she was employed with ALCATEL in Chantilly, Virginia, as Vice President, Human Resources and Freddie Mac in McLean, Virginia as Director, Human Resources. Ms. Withers holds a bachelor of science degree in sociology with a minor in psychology from Iowa State University and a master of education in personnel, guidance and counseling from Clemson University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and any persons who beneficially own more than 10% of the Company's outstanding shares of Common Stock, to file initial reports of ownership and changes in beneficial ownership with the SEC. Such persons are also required to furnish the Company with copies of all Section 16(a) reports that they file.

Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required to be filed, the Company believes that, during 2016, all directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock have filed with the SEC on a timely basis all reports required to be filed under Section 16(a), except as follows: Mr. LeClair- three late reports; Mr. Mehra-one late report; Mr. Shook-one late report; Mr. Culver-one late report.

Code of Ethics

The Board of Directors has approved a Code of Business Conduct and Ethics for directors, officers and all employees of the Company and its subsidiaries, including the Chief Executive Officer, Chief Financial Officer and other principal financial and accounting officers. The Code addresses such topics as protection and proper use of Company assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting and conflicts of interest. The Code of Ethics is available at www.middleburgbank.com, and requests for a copy of the Company’s Code of Ethics may be sent to ir@middleburgbank.com.

Committees of the Board

Audit Committee
The Audit Committee assists the Board of Directors in fulfilling its oversight responsibility to the shareholders relating to the integrity of the Company’s financial statements, compliance with legal and regulatory requirements and the qualifications, independence and the performance of the internal audit function. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of both the Company’s Risk Management Officer and the independent auditor engaged for the purpose of preparing and issuing an audit report and performing other audit, review or attestation services for the Company. The Board of Directors has adopted a written charter for the Audit Committee. In addition, the Audit Committee is primarily responsible for overseeing the Company’s risk management. Requests for a copy of the Company’s Audit Committee Charter may be sent to ir@middleburgbank.com, and it is also available on the Company’s website at www.middleburgbank.com.

Members of the Audit Committee are Ms. Neuharth and Ms. McDaniel and Messrs. Armfield, Atherton and LeClair, all of whom the Board in its business judgment determined are independent as defined by NASDAQ listing standards and SEC regulations. The Board of Directors also determined that all of the members of the Audit Committee have sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that Mr. Armfield qualifies as an audit committee financial expert as defined by SEC regulations.

Compensation Committee
The Compensation Committee reviews the CEO’s performance, including the results of CEO performance review questionnaires completed by all individual outside directors, sets CEO compensation, and reviews and sets guidelines for compensation of the other executive officers. In carrying out its responsibilities, the Compensation Committee annually reviews the recommendations made by the Chairman for the compensation of the CEO as well as recommendations made by the CEO for the compensation of other executive officers, and thereby establishes the compensation of the Company’s executive officers. The Compensation Committee may annually approve, with assistance from an independent consultant, the issuance of stock grants and other compensation related matters.

The members of the Compensation Committee are Messrs. Armfield, Burden, Green, Lee and Rust. The Board of Directors in its business judgment has determined that all members are independent as defined by the NASDAQ listing standards and SEC regulations. The Compensation Committee met five times in 2016. The Board of Directors has adopted a written charter for the Compensation Committee. Requests for a copy of the Company’s Compensation Committee Charter may be sent to ir@middleburgbank.com, and it is also available on the Company’s website at www.middleburgbank.com.

Nominating Committee
The Nominating Committee consists of Ms. Neuharth and Messrs. Armfield, Atherton, Green, Lee and Meurlin. The Board of Directors in its business judgment has determined that all members are independent as defined by NASDAQ’s listing standards. This Committee nominates the individuals proposed for election as directors in accordance with the Company’s Articles of Incorporation and Bylaws. The Nominating Committee does not have a charter and met one time in 2016.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report
The Compensation Committee has reviewed the Compensation Discussion and Analysis discussed it with the Company’s management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
Childs F. Burden, Chairman
Howard M. Armfield
John C. Lee, IV
Alexander G. Green III
John M. Rust

Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is a current or former officer or employee of the Company or any of our subsidiaries. In addition, there are no Compensation Committee interlocks with other entities with respect to any such member.

Compensation Discussion and Analysis

The Compensation Committee (the “Committee”) of the Board of Directors, composed of five independent directors of the Company, is responsible for the development, oversight and implementation of the Company’s compensation program for executive officers, including the executive officers named in the "Summary Compensation Table". The Committee consists entirely of non-employee, independent members of our Board of Directors and operates under a written charter approved by the Board of Directors.

The Company’s executive compensation program is designed to provide levels of compensation that are reflective of both the individual’s and the Company’s performance in achieving its goals and objectives. The Compensation Committee seeks to provide a mix of annual and long-term compensation that will align the short-term and long-term interests of the Company’s executive officers with those of its shareholders.

During 2016, the Committee engaged Matthews, Young - Management Consulting to act as consultant and independent advisor to the Committee. This advisor has provided ongoing assistance to the Committee since late 2008. The consultant assisted the Committee in reviewing compensation strategy, reviewing and recommending changes to our peer group, selecting and reviewing compensation and performance data for a peer group of comparable community financial institutions, conducting assessments of compensation policy, plans, and practices to address reporting requirements and Federal Reserve joint guidelines on effective incentive compensation, assisting with long term incentive grant determinations, assisting with risk assessment of compensation, and providing periodic updates on regulatory and reporting requirement changes related to compensation. In the capacity as advisor to the Compensation Committee, the consultant worked directly for the Committee and periodically met with Committee members without the presence of Company management.

In retaining the consultant as the Committee’s advisor, the Committee reviewed the factors described in the Dodd-Frank Act in evaluating the consultant’s independence status. These factors, and the Committee’s review, are as follows:

•	Review of services provided to the Company, determining that all consulting services were provided directly to the Committee or with the Committee’s advance review and approval;

•	Review and determination that the consultant’s total fees for services to the Company were not a material percentage of Matthews, Young’s total consulting revenues;

•	Discussion of the policies and procedures employed by Matthews, Young to prevent conflicts of interest;

•	Determination that the consultant has no business or personal relationship with any member of the Committee;

•	Determination that the consultant owns no common stock in the Company; and

•	Determination that the consultant has no business or personal relationship with any member of executive management.

In carrying out its responsibilities and objectives, the Compensation Committee annually reviews the Chief Executive Officer’s performance and compensation, with input from the Chairman. The Committee also reviews and approves recommendations made by the Chief Executive Officer for the compensation of the CFO, COO and other executive officers and thereby establishes the compensation of these executive officers. The Chairman, Chief Executive Officer, and the members of the Compensation Committee are provided peer group and competitive market compensation data for consideration and review when determining executive compensation levels. Additionally, the Committee may confer independently with its consultant prior to accepting management recommendations.

In 2016, the Compensation Committee established executive base salaries, determined annual cash bonuses/incentives, made grants of long-term incentives in the form of restricted stock, determined vesting status of outstanding stock grants, and conducted an annual risk assessment of compensation.

Objectives of Our Compensation Program
The primary objective of our executive compensation program is to attract and retain highly skilled and motivated executive officers who will manage the Company in a manner to promote our growth and profitability and advance the interests of our shareholders. Additional objectives of our executive compensation program are the following:

•	Support our business strategy and business plan with clearly communicated expectations for executive officers related to our common goals.

•	Align executive pay with shareholders’ interests.

•	Recognize individual initiative and achievements.

The Compensation Committee will continue to be guided by the following key principles:

•	Balancing Shareholder and Executive Interests
We balance our goal of using compensation as a key tool in attracting and retaining highly skilled and motivated executives with our commitment to using compensation to support our business strategy, align executive pay with shareholder interests, and recognize initiative and performance.

•	Competitiveness and Reasonableness
We target compensation to be competitive with our peer organizations while reflecting the skill set, track record, and performance of our executives.  We evaluate our actual compensation levels to ensure reasonableness (comparable pay for comparable performance, benchmarking against financial institutions of similar size, complexity, and geographic location).

•	Balancing Pay-for-Performance with Safety and Soundness
A significant portion of executive pay is tied to annual and long-term performance of the Company as well as individual job performance.  Annual cash incentives and equity grants are truly at-risk and are only earned through performance.  However, we carefully monitor and assess our incentive plans to ensure that they do not encourage unnecessary risk-taking.  Also, we include objectives related to asset and credit quality to emphasize the importance of operating the Company in a safe and sound manner.

•	Executive Investment in the Company
We link the interests of our key executives to the Company and our shareholders through two vehicles:  employment agreements that spell out the Company’s expectations; and the use of equity compensation that align executives' interests with shareholders because a material part of their pay depends on creating durable value for our shareholders.

Executive Compensation Philosophy
Our executive compensation philosophy strives to provide the opportunity for our executives to earn compensation that is competitive with market and peer levels and rewarded for results that are supportive of shareholder interests. Our program consists of annual cash compensation (base salaries and annual cash bonus and incentives), and long-term incentives (typically in the form of stock-based awards). We strive to maintain competitive compensation levels reflective of performance and provided in a mix of compensation that effectively balances cash and equity, and balances short and long-term rewards for operating and strategic results. We target executive salaries at the 50th percentile of comparable organizations and set individual salaries to reflect job performance and track record. We establish annual target incentive levels in-line with prevailing practice among comparable organizations, with the intent that annual cash compensation for targeted performance is competitive with the 50th percentile of comparable organizations. Job and operating performance that falls short of performance targets is designed to earn conservative cash compensation; and similarly, job and operating performance that exceeds performance targets is designed to pay above the market average. We manage the long-term incentive element of executive compensation so as to provide competitive equity awards. When making equity grants, we evaluate our run rate (total grants as a percent of common shares outstanding) in light of peer and competitive market practices so that the dilutive impact on our shareholders is in line with prevailing market practice.

We expect a reasonable and competitive portion of an executive officer’s total compensation to be at-risk, tied both to our annual and long-term performance as well as to the creation of shareholder value. In particular, we believe that short-term annual cash incentive compensation should be tied directly to both corporate performance and individual performance for the fiscal year that support the Company’s long term success and creation of shareholder value. Performance measures also include the achievement of identified goals as they pertain to the areas of our operations for which the executive officer is personally responsible and accountable. In coordination with our annual cash incentive plan, we believe that the value of long-term incentive compensation should be tied directly to future service, long-term corporate performance and an increase in shareholder value.

We differentiate compensation among executive officers based on the philosophy that total compensation should increase with an executive officer’s position and responsibility and that a greater percentage of total compensation should be tied to corporate and individual performance, and therefore at-risk, as position and responsibility increase. Thus, executive officers with greater roles and responsibilities associated with achieving our performance targets should bear a greater proportion of the risk that those goals are not achieved and should receive a greater proportion of the reward if our performance targets are met or surpassed. In addition, as an executive officer’s position and responsibility increases, the use of long-term incentive compensation should increase where our executive officers have the greatest influence on our strategic performance over time.

We currently have no executive stock ownership guidelines, but do monitor the overall level of executive stock ownership as well as the level of outstanding and unvested or unearned stock grants and unexercised stock options. In addition, we maintain an incentive claw back policy which requires executive officers to repay incentive payments and awards, whether in cash or stock, if based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.

Basis for Executive Pay Levels
The Compensation Committee generally meets at least quarterly to review our executive compensation program and its elements. At meetings, it also reviews peer group data provided by our executive compensation consultant.

In determining the compensation of our executive officers, the Committee evaluates total overall compensation, including benefits, as well as the mix of salary, cash bonuses and incentives, and equity incentives, using a number of factors including the following:

•	Our financial and operating performance, measured by attainment of specific strategic objectives and operating results.

•
The Chief Executive Officer’s review of the duties, responsibilities and performance of each executive officer. These include the achievement of identified goals for the year as they pertain to the areas of our operations for which the executive is personally responsible and accountable.

•	Historical cash and equity compensation levels.

•	Comparative industry market data to assess compensation competitiveness.

With respect to comparative industry data, the Compensation Committee reviews executive salaries and evaluates compensation structures and the financial performance of comparable companies in a designated peer group established by the Compensation Committee, with assistance from its executive compensation consultant. The peer group used for comparison purposes focuses principally on public companies in the banking industry in surrounding states that are similar to us in size and complexity, considering multiple factors including size of balance sheet items (e.g., assets and equity), workforce, branch network, business structure, market areas served, and market capitalization.

In 2016, the Compensation Committee worked with its independent consultant to review the existing peer group against which to compare the Company. The criteria used in selecting and evaluating the suitability of peer organizations focused on SEC reporting community banking institutions of comparable size and located in Virginia and surrounding states. During 2016, the following five peers were removed due to significant growth through acquisitions or being acquired by other banks: Eagle Bancorp, BNC Bancorp, Monarch Financial Holdings, NewBridge Bancorp, and Xenith Bankshares. Old Line Financial Corp, Paragon Commercial Corp, and Southern National Bancorp were added in 2016. The independent consultant compiled compensation data from proxy statements of the peer group and from market survey data contained in published surveys. The Compensation Committee used both sources of information when considering 2016 levels of base salary and total compensation for executive officers.

Members of our peer group for 2016 include:

Access National Corp - Reston, VA	Old Point Financial Corp - Hampton, VA
American National Bankshares, - Danville, VA	Park Sterling Corp - Charlotte, NC
C&F Financial Corp - West Point, VA	Paragon Commercial Corp - Raleigh, NC
Cardinal Financial Corp - McLean, VA	Peoples Bancorp of North Carolina - Newton, NC
Community Bankers Trust - Richmond, VA	Porter Bancorp - Louisville, KY
Eagle Financial Services - Berryville, VA	SY Bancorp - Louisville, KY
Eastern Virginia Bankshares - Tappahannock, VA	Shore Bancshares - Easton, MD
Fauquier Bankshares - Warrenton, VA	Southern National Bancorp - Charlottesville, VA
First South Bancorp - Washington, NC	Tri-County Financial Corp - Waldorf, MD
Old Line Bancshares - Bowie, MD	WashingtonFirst Bancshares - Washington, D.C.

Components of Executive Compensation
The elements of our 2016 executive compensation program included base annual salary, short-term incentive compensation under our Management Incentive Plan, and long-term incentives using stock-based awards under our 2006 Equity Compensation Plan.

We provide certain retirement benefits through supplemental executive retirement plans, our 401(k) savings plan, and our Money Purchase Pension Plan. We also provide health and welfare benefits that include participation in our health, dental and vision plans and various insurance plans, including disability and life insurance.

Each of the three principal components of executive compensation is designed to reward and provide incentives to executive officers consistent with our overall policies and principles on executive compensation. These components and the rationale and methodology for each are described below. Specific information on the amounts and types of compensation earned by the named executive officers during 2016 can be found in the "Summary Compensation Table" and other tables and narrative disclosures following this discussion.

Base Salary
Our base salary philosophy is to provide reasonable current income to our named executive officers in amounts that will attract and retain individuals with a broad, proven track record of performance.

The Compensation Committee establishes annual salary ranges for each executive officer. In establishing these ranges, the Compensation Committee balances the need to offer salaries that are competitive with peer companies with the need to maintain careful control of salary and benefits expense. The Compensation Committee reviews peer group data prepared by an independent consulting firm. Based upon the review of the peer group data provided and the Committee’s assessment of the CEO’s performance and track record, including a review of CEO performance review questionnaires prepared by each outside director, the Committee determines an appropriate salary level for the CEO. Based upon the review of peer group salary data and performance assessments, the CEO of the Company recommends base salaries for the COO, the CFO, the President of Middleburg Investment Group and the Chief Lending Officer, and reports salary changes for other executives to the Compensation Committee for review.

In reviewing the CEO’s compensation recommendations for 2016, the Compensation Committee considered our financial performance, achievements in implementing our long-term strategy, and the personal observations of the Chief Executive Officer with respect to individual executive’s performance. The CEO recommended to the Compensation Committee increases in base salaries of other executives after considering each individual’s performance and the peer group salary and compensation data. No particular weight was given to any particular aspects of the performance of the executive officers.

Mr. Shook, Mr. Culver, Mr. Mehra and Mr. Hartley are compensated pursuant to employment agreements, which are described under “Annual Compensation of Executive Officers”. Mr. Shook, Mr. Culver, Mr. Mehra and Mr. Hartley are eligible for base salary increases, bonuses and incentives as the Compensation Committee may determine.

In making a salary determination for the CEO for 2016, the Compensation Committee evaluated the performance of the CEO based on our financial performance, achievements in implementing the Bank’s long-term strategy, and the independent review of the performance of the CEO by the members of the Board of Directors. As with executive officers, the Compensation Committee also considered a salary range evaluation of an independent consulting firm. In 2016, the Compensation Committee adjusted the base salaries of the named executive officers in light of their performance and also took into consideration the salary levels of our peer group.

The annual base salaries for our named executive officers for 2016 and the percentage change from 2015 are as follows:

Name and Position	2016 Annual Salary	Percent Change from 2015
Gary R. Shook, President and Chief Executive Officer	$396,740	1.57%
Jeffrey H. Culver, SEVP, Chief Operating Officer	$285,398	2.29%
Rajesh Mehra, EVP, Chief Financial Officer	$229,356	2.29%
David L. Hartley, President, Middleburg Investment Group	$223,129	2.29%
Mark A. McLean, EVP, Chief Lending Officer	$202,292	2.32%

Annual Incentives
In 2016, the Compensation Committee approved performance metrics under our Management Incentive Plan (MIP), which sets the target level of executive cash incentives as a percentage of base salary, as further described below, at December 31, 2016. Each of the named executive officers participates in the Management Incentive Plan.

Executive officers currently have the opportunity to earn an annual incentive award up to a predetermined percentage of total compensation based on achievement of the Company's operating or consolidated performance goals. In addition to promoting the achievement of corporate performance goals, the incentive awards are designed to align the interests of executive management with those of shareholders in managing a profitable and sound institution.

In 2016, the MIP was designed to provide incentives that would be reasonable in relation to the payment of base salaries and overall compensation to executive officers, to be competitive with market and peer group incentive practices, and to provide executive officers the opportunity to earn above-target incentives for above-target performance. Consistent with the design goals of our MIP, the Compensation Committee determined that 2016 incentive opportunities for the named executive officers should be targeted at approximately 30% of base salary for the President and CEO and Chief Operating Officer and 25% of base salary for other named executive officers. The incentive payout scale, depending on actual results versus target, is shown in the following table extracted from our 2016 Management Incentive Plan.

Award Leverage Schedule:  President and CEO and Chief Operating Officer

Percent of all Corporate Measures of Performance	Percent of Base Salary
120%	40% of base
100% - 119%	30% - 39.9%
90% - 99%	20% - 29.9%
<90%	—

Award Leverage Schedule:  Other Named Executive Officers

Percent of all Corporate Measures of Performance	Percent of Base Salary
120%	35% of base
100% - 119%	25% - 34.9%
90% - 99%	20% - 24.9%
<90%	—
Note:  Awards are interpolated between performance levels shown above.

As shown above, awards are increased when performance exceeds performance targets, and awards are decreased when performance falls below performance targets. Results that fall below a preset threshold result in no incentives being awarded. Ultimately, all incentive awards under the 2016 Management Incentive Plan are at the discretion of the Compensation Committee. Based on discussion with executive management, the Compensation Committee approved the plan performance objectives and the award formula or matrix by which all awards under the 2016 Management Incentive Plan were calculated. Performance measures were selected based on our most important priorities for 2016. The Committee approved a weight for each performance measure to indicate its relative importance and the percent of overall incentives that could be earned for that particular performance measure.

The following table identifies the performance measures used and their assigned weights.

Award Percentages and Performance Measure Weightings

Participant	Net Income		ROAA		ROAE		Efficiency Ratio	Net Interest Margin		Individual Goals
CEO & President	20%	+	20%	+	20%	+	20%	20%	+	—
SEVP, COO	20%	+	20%	+	20%	+	20%	10%	+	10%
EVP, CFO	20%	+	20%	+	20%	+	20%	10%	+	10%
President, MIG	20%	+	20%	+	20%	+	20%	10%	+	10%
EVP, Chief Lending Officer	20%	+	20%	+	20%	+	20%	10%	+	10%

As shown above, the financial and operating targets approved by the Compensation Committee for the 2016 Management Incentive Plan were net income, return on average assets (ROAA), return on average equity (ROAE), efficiency ratio, net interest margin and individual operating goals for each named executive. An additional objective related to asset quality was also included for all participants. For 2016, we defined asset quality as nonperforming assets as a percent of total assets, where nonperforming assets equals the sum of other real estate owned, nonaccrual loans, accruing trouble debt restructurings and loans in excess of 90 days past due and still accruing. This asset quality performance measure can increase, keep intact or decrease the total amount of the incentive award achieved. More specifically, the asset quality performance measure is structured such that incentive earnings from other objectives are reduced if nonperforming assets are greater than the preset level or range. Because increases to loan loss reserves also reduce earnings on Net Income, ROAA and ROAE objectives, asset quality has the potential to further reduce incentives through these metrics as well, and thus reinforce its importance to the Company. The Asset Quality performance range was as follows:

Nonperforming Assets %	Impact on Incentives
> 2.5%	(15)%
.5% to 2.5%	—
< .5%	15%

For 2016, the Committee approved the following target performance levels: Net Income of $10.6 million, efficiency ratio of 66.97%, ROAA of 0.83%, ROAE of 8.40% and net interest margin of 3.30%.

For 2016, the Company’s actual results were as follows: Net Income of $8.1 million, efficiency ratio of 73.80%, ROAA of 0.61%, ROAE of 6.34% and net interest margin of 3.20%.

Actual nonperforming assets as a percent of total assets were 2.20%. As a result, no amounts were subtracted from the total incentives earned and paid.

Based on the Committee’s review of these results, the Committee authorized an incentive award to Mr. Shook of 9.5% of salary. Incentive awards to Messrs. Culver, Mehra, Hartley, and McLean averaged 14.1% of their respective salaries.

The Compensation Committee may also consider the award of individual bonus amounts to executive officers outside of the Management Incentive Plan. The Compensation Committee considers but is not bound by the recommendations of the Chief Executive Officer with respect to the payment or amounts of bonuses to executive officers. For 2016, the Compensation Committee awarded no executive officers any bonus outside of the Management Incentive Plan.

Long-Term Equity Incentives
In determining the amount of stock awards, the Compensation Committee considered our compensation philosophy, the equity compensation practices of our peer group, and the availability of shares in our equity plan reserve. Based on these considerations, the Compensation Committee determined that the 2016 stock awards to executive officers would be in the form of restricted stock.

Two grants of restricted shares were made during 2016. The first grant stipulated that 50% of shares would vest on December 31, 2016 provided that the grant recipient was employed as of that date and the remaining shares would vest on December 31, 2017, again provided that the grant recipient was employed on that date. This grant contained a further stipulation that in the event of a change of control event, any unvested shares would automatically vest. The following awards were made to named individuals:

•	Mr. Shook 1,500 shares

•	Mr. Culver 1,500 shares

•	Mr. Mehra 1,500 shares

•	Mr. Hartley 1,500 shares

•	Mr. McLean 1,000 shares

A second award was made during 2016 requiring that recipients meet a combination of performance and service requirements in order for shares to vest. In order to vest 100% of the shares granted, the Company must achieve an average multi-year Return on Average Assets (ROAA) that ranks in the top 50% of our peer group for specific multi-year periods beginning January 1, 2016 and ending December 31, 2020. In addition, recipients must remain employed by the Company through the end of the full five-year period.

A portion of the granted shares may be vested prior to the end of the five-year period, but no shares may be vested prior to December 31, 2018. If the ROAA performance requirement and service requirement are both met for any of the following periods, a portion of granted shares may be vested at the end of a period as follows:

•	2016 - 2018: 33.3%

•	2017 - 2019: 33.3%
•2016 - 2019: 66.7% minus any shares already vested

•	2018 - 2020: 33.4%
•2016 - 2020: 100% minus any shares already vested

At the end of the five-year period, one-half of any shares that did not vest for meeting the performance requirements are forfeited. Remaining shares may be vested provided that a grant recipient fulfilled the requirement to be employed by the Company for the entire five-year period.

The following awards were made to the named executive officers:

•	Mr. Shook 8,000 shares

•	Mr. Culver 6,500 shares

•	Mr. Mehra 3,000 shares

•	Mr. Hartley 3,000 shares

•	Mr. McLean 1,500 shares

In determining grants to executive officers, the Committee considers factors which impact the size of the total grant pool to all recipients (including run rate compared to peer group and market practices as well as the Company’s historical total grant levels) and factors which impact the number of shares to grant to individual executive officers (including the job level and performance of executive officers and the total number of other grant recipients).  The Committee determines the grant to the CEO.  The CEO provides recommendations for other executive officers and recipients, excluding himself.

Timing of Long-Term Incentive Awards
Our normal practice with respect to the timing of long-term incentive awards is to grant stock-based awards to executive officers once each year, usually during the first quarter. On February 18, 2016, the Company granted service-based restricted stock awards to 23 executives and officers of the Company, and performance and service-based restricted stock awards to eighteen executives and officers of the Company.

We are aware that the release of some information, including information related to our financial results, may have an impact on the market price of our common stock. However, our granting of performance and service-vested restricted stock is not directly impacted by our stock price on the grant date. Rather, the incentive value to executives and officers that receive grants is determined by the number of shares they ultimately earn and the price of the stock when such shares vest and are transferred. Furthermore, we believe that a consistent application of our stock awarding practices from year-to-year is vital and that the restricted stock awarded by the Compensation Committee represents an effective incentive for management to create long-term shareholder value.

Retirement, Deferred Compensation, Pension Plans and Life Insurance
We believe that non-qualified deferred compensation plays an important role in retaining key executives, as well as helping them provide for retirement. The Committee retained an independent consultant to analyze the total retirement benefits provided by us and Social Security to executives with various amounts of compensation and years of service so that the Committee could determine appropriate non-qualified deferred compensation levels.

Because of limits under our qualified retirement plans on the amount of deferrals that executives can make, and on the amount of defined benefits they can receive, several of our executives can expect to have a lower level of compensation replaced or a lower retirement replacement ratio than that targeted for all other employees. Consequently, as a matter of “pension equity”, the Company has adopted a non-qualified deferred compensation plan. The Compensation Committee oversees this plan and the Compensation Committee considers this plan when reviewing an executive’s total annual compensation and determining the annual and long-term compensation components described above.

Money Purchase Pension Plan (MPPP)
The Middleburg Financial Corporation Defined Benefit Pension Plan was replaced by a Money Purchase Pension Plan put into effect on January 1, 2010. Employees who have attained age 21 and completed one year of service are eligible to participate in the plan as of the first day of the month following the completion of such eligibility provisions. Employees earn a year of service if they complete 1,000 hours of service in a plan year. Service with Middleburg Financial Corporation and its subsidiaries prior to the effective date of the Plan counts toward a participant’s initial eligibility to participate in the Plan.

Each year, a participant receives an allocation of an employer contribution equal to 3.00% of total compensation (up to the statutory maximum) plus an additional contribution of 2.75% of compensation in excess of the Social Security taxable wage base (up to the statutory maximum). To receive an allocation, the participant must complete 1,000 hours of service in the plan year and be employed on the last day of the plan year, or die, retire, or become disabled during the plan year.

A participant becomes vested in their employer contributions according to a schedule which allows for graduated vesting and full vesting after five years of service. Service with Middleburg Financial Corporation and its subsidiaries prior to the effective date of the Plan count toward a participant’s vested percentage.

Assets are held in a pooled investment account and managed by Middleburg Trust Company. Distributions are made upon termination of employment, death, retirement or disability. The automatic form of benefit is a joint and 50% survivor annuity for married participants and single life annuity for single participants. Participants may elect, with spousal consent, payment in a lump sum. Annuity payments will be provided through an annuity contract purchased from a life insurance company.

The Plan, investment results and investment strategy are reviewed annually by the Compensation Committee. The Plan may be amended from time-to-time by the Board of Directors or its delegate. The Plan may be terminated by the Board of Directors at any time for any reason.

401(k) Savings Plan
The Company has a 401(k) Savings Plan available to all eligible employees. The plan’s primary purpose is to allow employees to save for retirement on a pre-tax basis. The plan provides for matching contributions by the Company equal to 50% of the first 6% of salary reduction contributions made by the employee. The 401(k) savings plan was adopted to provide assistance to our employees with meeting their personal post-retirement income requirements.

Supplemental Executive Retirement Plans
The Company has a Supplemental Executive Retirement Plan (“SERP”), in which Mr. Shook, Mr. Culver, Mr. Mehra and Mr. Hartley participate. The SERP is a defined contribution plan. Each year, we credit to their individual accounts an amount equal to a specified percentage of each participant’s annual base compensation, including any pretax deferrals of base compensation. The specified percentage for each participant varies depending on individual circumstances (e.g., age, years of service until retirement). Benefits will ultimately be a function of amounts credited to the account.

The SERP is unfunded for tax purposes; the participants are general unsecured creditors of the Bank in the amount of their promised benefits or balances.

Split Dollar Life Insurance Plans
Mr. Shook, Mr. Culver, Mr. Mehra, Mr. Hartley and Mr. McLean participate in a Split Dollar Life Insurance Plan. In the event Mr. Shook, Mr. Mehra, Mr. Culver, or Mr. Hartley were to die while employed by the Company, each executive’s named beneficiary would receive a death benefit of three times annual compensation. In the event Mr. McLean was to die while employed by the Company, his named beneficiary would receive a death benefit of $200,000. Death benefit obligations under the Plan are supported by life insurance policies insuring the participants and owned by the Company. No benefit is paid under the Plan for a death that occurs after termination of service from the Company.

The Split Dollar Life Insurance Plans were adopted to assist both the Company and the beneficiaries of the executives with any known and unknown financial obligations in the event of the executive’s death during employment with the Company.

Severance Payments
We have severance arrangements with Mr. Shook, Mr. Culver, Mr. Mehra, and Mr. Hartley, as stated in their employment agreements.

The Compensation Committee believes the components, the rationale and the methodology of the executive compensation strategy provide each executive with a comprehensive compensation package that is competitive and ultimately rewarding for the executive, the Company and its shareholders. For more information see “Payment upon Termination or Change in Control”.

Annual Compensation of Executive Officers
In the following tables and discussion, we summarize the compensation earned during 2016 by persons serving as Chief Executive Officer, Chief Financial Officer and our three next most highly compensated executive officers with over $100,000 in total compensation for services rendered in all capacities during 2016, collectively referred to as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Other Compensation (2)	Total
		($)	($)	($)	($)	($)
Gary R. Shook President & Chief Executive Officer	2016 2015 2014	396,740 390,615 378,383	37,600 - 107,030	197,220 148,000 156,907	150,278 152,907 146,982	781,838 691,522 789,302
Jeffrey H. Culver SEVP, Chief Operating Officer	2016 2015 2014	285,398 279,010 265,417	41,027 - 79,750	166,080 120,250 130,462	53,576 47,216 45,749	546,081 446,476 521,378
Rajesh Mehra EVP, Chief Financial Officer	2016 2015 2014	229,356 224,223 219,333	37,963 - 53,482	93,420 55,500 61,705	54,755 65,268 59,905	415,494 344,991 394,425
David L. Hartley President, Middleburg Investment Group	2016 2015 2014	223,129 218,135 210,417	25,186 - 54,395	93,420 55,500 61,705	52,518 62,711 58,429	394,253 336,346 384,946
Mark A. McLean EVP, Chief Lending Officer	2016 2015 2014	202,292 197,708 191,337	28,495 - 47,385	51,900 27,750 30,853	19,350 29,256 24,005	302,037 254,714 293,580

(1)
These amounts reflect the grant date fair values computed in accordance with FASB ASC topic 718 for equity awards granted in 2016, 2015 and 2014.  For information on the model and assumptions used to calculate the compensation cost, see Note 8 to the audited consolidated financial statements in our 2016 Form 10-K.  See the Grants of Plan-Based Awards Table for the grant date fair value of each stock grant awarded in 2016.

(2)	Additional information regarding other compensation is provided in the “Components of Other Compensation” table below.

Components of Other Compensation

Name	Year	Other (1)	Company Contribution to 401(k) Plan (2)	Company Contribution to SERP (3)	Director Fees (4)	Split Dollar Insurance (5)	Company Contribution to MPPP (6)	Total
Gary R. Shook	2016	$8,253	$7,950	$87,212	$31,900	$2,155	$12,808	$150,278
Jeffrey C. Culver	2016	$3,827	$7,950	$28,188	—	$803	$12,808	$53,576
Rajesh Mehra	2016	$9,600	$7,098	$24,012	—	$1,237	$12,808	$54,755
David L. Hartley	2016	$9,600	$5,722	$20,495	$3,000	$893	$12,808	$52,518
Mark A. McLean	2016	$596	$6,087	$—	$—	$662	$12,005	$19,350

(1)	Amounts disclosed in this column represent estimated cost of personal use of a Company-provided automobile or automobile allowance, the cost of membership fees and other miscellaneous benefits.

(2)	Amounts disclosed in this column represent payments by the Company to the executive officer’s account in the Company’s 401(k) plan. The Company made matching contributions during the year.

(3)	Amounts disclosed in this column represent credits to the executive’s accounts under the SERP of an amount equal the participant’s base compensation times a Benefit Percentage.

(4)
Amounts disclosed in this column represent director fees paid to Mr. Shook and Mr. Hartley for attendance at meetings of the Boards of Directors of the Company, Middleburg Trust Company and Middleburg Investment Group.

(5)
Amounts disclosed represent the imputed income to the executive resulting from the split dollar insurance plans.  The imputed income is equal to the plan benefit times the insurance carrier rate for the executive times the number of months covered during the year.

(6)	Amounts disclosed in this column represent contributions to the Company’s Money Purchase Pension Plan (“MPPP”).

Supplemental Discussion of Compensation
Total direct compensation includes base salary, annual cash incentives and long-term equity incentives. Those made up 40% to 73% of total 2016 remuneration for the above-named executive officers as reported in the "Summary Compensation Table".

On April 28, 2010, the Company and Mr. Shook entered into an employment agreement effective May 1, 2010. The term of Mr. Shook’s agreement was automatically extended on April 30, 2012, and will automatically extend for one additional year on each April 30 thereafter unless notice of non-renewal is provided or employment otherwise terminates according to the agreement’s provisions. Mr. Shook’s agreement provides a base salary along with eligibility to receive salary increases and incentive, bonus, or other compensation and reimbursement for certain country club membership dues as directed by the Compensation Committee. Mr. Shook’s employment may be terminated by the Company with or without cause. Information on severance payments is provided in the section entitled “Payments upon Termination or Change in Control”. Mr. Shook’s contract contains restrictive covenants that apply during employment and for a period following termination. For a 12-month period following termination, he is precluded from holding a key officer position in nearby financial institutions. For a 24-month period following termination, he is also precluded from soliciting our employees or soliciting or providing competitive services to our customers as well as owning, in the aggregate, greater than 1% of the outstanding shares of a competitor public company.

We entered into an initial two-year employment agreement with Mr. Mehra as the Company’s Executive Vice President and Chief Financial Officer on May 1, 2010 and continuing until April 30, 2012, unless terminated earlier. Beginning April 30, 2012 and each April 30 thereafter, the contract term automatically extends for an additional year, unless notice of non-renewal is provided or employment otherwise terminates. Mr. Mehra is eligible to receive base salary increases and incentive, bonus compensation or other compensation, and to participate in the Company’s benefit plans and programs for which he is or will be eligible. His employment may be terminated by the Company with or without cause. Information on severance payments is provided in the section entitled “Payments Upon Termination or Change in Control”. Mr. Mehra’s contract contains restrictive covenants that apply during employment and for a period following termination. For a 12-month period following termination, he is precluded from holding a key officer position in nearby financial institutions. For a 24-month period following termination, he is also precluded from soliciting our employees or soliciting or providing competitive services to our customers.

We entered into an employment agreement on May 1, 2010, with Mr. Culver, as Executive Vice President and Chief Operating Officer, with an initial term until April 30, 2012, unless terminated earlier. Beginning April 30, 2012, and each April 30 thereafter, the contract term automatically extends for an additional year, unless notice of non-renewal is provided or employment services terminate. The agreement sets an initial salary of $193,000 and provides an automobile and reimbursement of related expenses. All other elements of Mr. Culver’s agreement mirror those of Mr. Mehra’s agreement as described above.

We entered into an employment agreement with Mr. Hartley, as President of Middleburg Investment Group on January 1, 2011, with an initial term ending December 31, 2011. The term of Mr. Hartley’s agreement was automatically extended on December 31, 2011. Each December 31 thereafter, the contract term automatically extends for an additional year, unless notice of non-renewal is provided or employment services terminate. The agreement sets an initial salary of $185,000 with an initial bonus of $15,000 which was paid on December 31, 2010, and provides an automobile allowance and reimbursement of reasonable expenses. All other elements of Mr. Hartley’s agreement mirror those of Mr. Mehra’s and Mr. Culver’s agreements as described above.

The following table contains information concerning estimated future payouts under our non-equity incentive plan and stock awards granted to our named executive officers during 2016.

Grants of Plan-Based Awards for Fiscal Year 2016

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards:
Name	Grant Date	Threshold (2)	Target (3)	Maximum (4)	Number of Shares of Stock or Units (5) (#)	Grant Date Fair Value of Stock and Option Awards (6)
Gary R. Shook	2/18/2016	—	—	—	9,500	$197,220
	N/A	$79,348	$119,022	$158,696	—	—
Jeffrey H. Culver	2/18/2016	—	—	—	8,000	$166,080
	N/A	$57,080	$85,619	$114,159	—	—
Rajesh Mehra	2/18/2016	—	—	—	4,500	$93,420
	N/A	$45,871	$57,339	$80,275	—	—
David L. Hartley	2/18/2016	—	—	—	4,500	$93,420
	N/A	$44,626	$55,782	$78,095	—	—
Mark A. McLean	2/18/2016	—	—	—	2,500	$51,900
	N/A	$40,458	$50,573	$70,802	—	—

(1)	All estimated future payouts were set under the 2016 Management Incentive Plan.

(2)	The “threshold” amount represented 20% of the individual’s base salary for 2016.

(3)	The “target” amount represented 30% of base salary for Mr. Shook and Mr. Culver and 25% of base salary for Mr. Mehra, Mr. Hartley and Mr. McLean for 2016.

(4)	The “maximum” amount represented 40% of base salary for Mr. Shook and Mr. Culver and 35% of base salary for Mr. Mehra, Mr. Hartley and Mr. McLean for 2016.

(5)
Restricted stock awards totaling 22,000 are time vested awards over five years but contain performance-based vesting acceleration provisions. Restricted stock awards totaling 7,000 shares are time vested awards over two years.  Additional information on this award and its vesting provisions is provided under the “Components of Executive Compensation” section of this document.

(6)
The amounts in this column reflect the fair market value of restricted stock awards on the date of grant determined in accordance with generally accepted accounting principles.  We value restricted stock awards at the date of grant based on the number of shares subject to the grant multiplied by the closing price of our common stock on the date of grant.

Stock Options and Stock Awards
The following table provides information concerning unexercised options and unvested restricted stock unit awards held by the named executive officers of the Company as of December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End 2016

		Option Awards (1)			Stock Awards (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable	Option Exercise Price	Option Expiration Date	All Other Stock Awards: Number of Shares that have not Vested		All Other Stock Awards: Market Value of Shares that have not Vested (6)
Gary R. Shook	5/2/2012	—	—	—	5,000	(3)	$173,750
	5/1/2013	—	—	—	6,000	(4)	$208,500
	5/7/2014	—	—	—	8,900	(5)	$309,275
	5/6/2015	—	—	—	8,000	(7)	$278,000
	2/18/2016	—	—	—	9,500	(8)	$330,125

Jeffrey H. Culver	3/16/2009	5,073	$14.00	3/15/2019	—		—
	5/2/2012	—	—	—	4,000	(3)	$139,000
	5/1/2013	—	—	—	4,750	(4)	$165,063
	5/7/2014	—	—	—	7,400	(5)	$257,150
	5/6/2015	—	—	—	6,500	(7)	$225,875
	2/18/2016	—	—	—	8,000	(8)	$278,000

Rajesh Mehra	11/2/2009	5,000	$14.00	11/1/2019	—		—
	5/2/2012	—	—	—	2,500	(3)	$86,875
	5/1/2013	—	—	—	2,750	(4)	$95,563
	5/7/2014	—	—	—	3,500	(5)	$121,625
	5/6/2015	—	—	—	3,000	(7)	$104,250
	2/18/2016	—	—	—	4,500	(8)	$156,375

David L. Hartley	5/2/2012	—	—	—	1,500	(3)	$52,125
	5/1/2013	—	—	—	1,750	(4)	$60,813
	5/7/2014	—	—	—	3,500	(5)	$121,625
	5/6/2015	—	—	—	3,000	(7)	$104,250
	2/18/2016	—	—	—	4,500	(8)	$156,375

Mark A. McLean	5/2/2012	—	—	—	1,000	(3)	$34,750
	5/1/2013	—	—	—	1,000	(4)	$34,750
	5/7/2014	—	—	—	1,750	(5)	$60,813
	5/6/2015	—	—	—	1,500	(7)	$52,125
	2/18/2016	—	—	—	2,500	(8)	$86,875

(1)
Options were granted under our 2006 Equity Compensation Plan. The exercise price of each option equals the market price of our stock on the date of grant. The options granted under the 2006 plan vested on the grant anniversary date at the following percentages per year over a period of three years: 25%, 25%, and 50%.

(2)	These columns report the number and market value, respectively, of shares granted under the 2006 Equity Compensation Plan.

(3)
The May 2, 2012 restricted stock award is a time vested award over six years but contains performance-based vesting accelerations provisions. Partial vesting may occur on performance criteria after 2014 through 2017. Half of any shares not earned through performance acceleration will vest on December 31, 2017.

(4)
The May 1, 2013 restricted stock award is a time vested award over six years with performance-based vesting acceleration provisions. Partial vesting may occur on performance criteria after 2013 through 2018. Half of any shares not earned through performance acceleration will vest on December 31, 2018.

(5)	The May 7, 2014 restricted stock award is a time vested award over five years with performance-based vesting acceleration provisions.

(6)	Market value is calculated by multiplying the number of shares not vested at December 31, 2016 by the closing price of the Company's stock on that date.

(7)
The May 6, 2015 restricted stock award is a time vested award over five years with performance-based vesting acceleration provisions. Additional information on this award and its vesting provisions is provided under the “Components of Executive Compensation - Long-Term Equity Incentives" section of this document.

(8)
The February 18, 2016 restricted stock award is a time vested award over five years with performance-based vesting acceleration provisions and a time vested only award over two years. Additional information on this award and its vesting provisions is provided under the “Components of Executive Compensation - Long-Term Equity Incentives" section of this document.

Option Exercises and Stock Vested
In the table below, we list information on the vesting of stock awards during the year ended December 31, 2016, for each of the named executive officers.

	Option Exercises and Stock Vested
	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Gary R. Shook	13,250	$339,075
Jeffrey H. Culver	10,750	$276,473
Rajesh Mehra	6,500	$168,661
David L. Hartley	4,750	$126,920
Mark A. McLean	2,000	$52,163

(1)	The value realized on vesting is calculated as the number of shares acquired on vesting multiplied by the market value of the underlying shares on the vesting date.

Changes in Nonqualified Deferred Compensation
The following table shows the changes in the balance of the named executive officers’ nonqualified deferred compensation plans during 2016:

Name	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals and/or Distributions	Aggregate Balance at Last Fiscal Year End (2)
Gary R. Shook	$87,212	$19,892	—	$652,081
Jeffrey H. Culver	$28,188	$2,198	—	$90,613
Rajesh Mehra	$24,012	$5,161	—	$170,558
David L. Hartley	$20,495	$3,690	—	$125,280
Mark A. McLean	—	—	—	—

(1)	The amounts reflected are also included in the “All Other Compensation” column of the “Summary Compensation Table” above.

(2)
The amounts reflected include amounts that were also included in the “All Other Compensation” column of the “Summary Compensation Table” for the year 2016 in the following amounts: Mr. Shook, $87,212; Mr. Culver, $28,188; Mr. Mehra, $24,012; and Mr. Hartley, $20,495: for the year 2015 in the following amounts: Mr. Shook, $86,326; Mr. Culver, $11,579; Mr. Mehra, $23,768 and Mr. Hartley, $20,287: and for the year 2014 in the following amounts: Mr. Shook, $83,623; Mr. Culver, $11,015; Mr. Mehra, $23,249; and Mr. Hartley, $19,569.

Supplemental Discussion of Deferred Compensation
We believe that non-qualified deferred compensation plays an important role in retaining key executives, as well as helping them provide for retirement. The Committee retained an independent consultant to analyze the total retirement benefits provided by us and Social Security to executives with various amounts of compensation and years of service so that the Committee could determine appropriate non-qualified deferred compensation levels.

Because of limits under our qualified retirement plans on the amount of deferrals that executives can make, and on the amount of defined benefits they can receive, several of our executives can expect to have a lower level of compensation replaced or a lower retirement replacement ratio than targeted for all employees.

We provide a Supplemental Executive Retirement Plan (SERP) for Mr. Shook, Mr. Culver, Mr. Mehra, and Mr. Hartley. Under their plans, we credit their accounts under such SERP for an amount equal the participant’s base compensation times a benefit percentage.

In the event of termination of service, other than due to death, accumulated Company contributions plus earnings will be paid to the participant over a 10 year period. Mr. Shook, Mr. Culver, Mr. Mehra, and Mr. Hartley receive their accrued benefits under the Plan in the event of a pre-retirement death.

Payments Upon Termination or Change in Control
Mr. Shook is entitled to severance payments in connection with certain types of termination of employment under his employment agreement. Under the terms of his employment agreement, if Mr. Shook is terminated without “cause” or resigns for “good reason” (as defined in the agreement), he is entitled to severance payments as follows:

•	300% of his current salary;

•	any bonus or incentive earned but not yet paid for prior years;

•	a prorated amount for bonus or incentive earned in the termination year;

•	continuation, for the time period allowed by COBRA, of group health and dental benefits if he elects COBRA coverage;

•	payment of club membership dues; and

•	continued provision of an automobile and related expense reimbursement for the longer of 36 months or the end of the agreement’s term.

Mr. Mehra, Mr. Culver, and Mr. Hartley are also entitled to severance payments in connection with certain types of termination of employment that are essentially the same as provided for Mr. Shook, with the exception that 200% of current salary is paid to Mr. Culver along with automobile related benefits for a two year period. There are severance payments of 200% of current salary for Mr. Mehra and Mr. Hartley as well but no continued payments for club dues or automobile-related benefits beyond the separation date. Payment of these amounts are subject to the provision of Section 409A of the Internal Revenue Code which may require that disbursement of benefits be postponed for six months from date of termination. In addition, each officer’s compensation related to the change of control and employment termination will be reduced as necessary to avoid any “excess parachute payment” as defined by Section 280G of the Internal Revenue Code. This adjustment is intended to preserve the tax deductibility of these payments by the Company and avoid any related excise taxes under Section 4999 of the Internal Revenue Code.

In addition, severance payments may be paid to Mr. Shook, Mr. Mehra, Mr. Culver, and Mr. Hartley related to a Change of Control. If any executive’s employment is terminated without “cause” or if the executive resigns for “good reason” within one year after a Change of Control, the Company will pay Mr. Shook 300% of his highest cash compensation earned after 2009 and pay Mr. Culver 200% of his highest compensation after 2008. Mr. Mehra, and Mr. Hartley will be paid 200% of their highest cash compensation earned after 2009. Payment of these amounts are subject to the provision of Section 409A of the Internal Revenue Code which may require that disbursement of benefits be postponed for six months from date of termination. In addition, each officer’s compensation related to the change of control and employment termination will be reduced as necessary to avoid any “excess parachute payment” as defined by Section 280G of the Internal Revenue Code. This adjustment is intended to preserve the tax deductibility of these payments by the Company and avoid any related excise taxes under Section 4999 of the Internal Revenue Code.

If Mr. Shook, Mr. Mehra, Mr. Culver, or Mr. Hartley breach any of the covenants in their respective agreements related to the protection of confidential information, non-disclosure, non-competition and non-solicitation, or is terminated “for cause,” they are not entitled to any further compensation.

In addition, Mr. Shook, Mr. Mehra, Mr. Culver and Mr. Hartley have received Middleburg Financial Corporation Performance-Accelerated Restricted Stock Awards as well as time vested shares of restricted stock. If a change in control occurs, the shares of unvested performance-accelerated and time-vested restricted stock become fully vested on the date of a Change in Control. This information is included in the stock award agreements presented to each named executive officer.

The following table summarizes the payments to be made under the circumstances described above, assuming the event of termination occurred as of December 31, 2016 and not taking into account the potential effects of the pending merger with Access:

Name	Benefit	No Change in Control Termination Without Cause or for Good Reason	After Change in Control Termination Without Cause or for Good Reason
Gary R. Shook	Post termination 3X base salary	$1,190,220	$1,190,220
	Health care benefits continuation	52,680	52,680
	Club membership continuation	13,728	13,728
	Provided auto continuation	9,816	9,816
	Accelerated restricted stock (1)	1,273,588	1,273,588
	Total	$2,540,032	$2,540,032

Jeffrey H. Culver	Post termination 2X base salary	$570,796	$570,796
	Health care benefits continuation	32,902	32,902
	Club membership continuation	—	—
	Provided auto continuation	7,654	7,654
	Accelerated restricted stock (1)	1,039,025	1,039,025
	Total	$1,650,377	$1,650,377

Rajesh Mehra	Post termination 2X base salary	$458,712	$458,712
	Health care benefits continuation	35,924	35,924
	Club membership continuation	—	—
	Provided auto continuation	—	—
	Accelerated restricted stock (1)	538,625	538,625
	Total	$1,033,261	$1,033,261

David L. Hartley	Post termination 2X base salary	$446,258	$446,258
	Health care benefits continuation	34,730	34,730
	Club membership continuation	—	—
	Provided auto continuation	—	—
	Accelerated restricted stock (1)	469,125	469,125
	Total	$950,113	$950,113

(1)
Accelerated restricted stock awards are based on the number of restricted shares outstanding at December 31, 2016 multiplied by the closing price of the stock at December 31, 2016 ($34.75). Restricted shares outstanding: Mr. Shook, 36,650 shares; Mr. Culver, 29,900 shares; Mr. Mehra, 15,500 shares and Mr. Hartley, 13,500 shares. These awards may be reduced based on our employment agreements that limit parachute pay under IRC Section 280G limit.

The Company has not entered into any other agreements or arrangements that provide for the payment of severance or similar benefits to Mr. Shook, Mr. Mehra, Mr. Culver, or Mr. Hartley in connection with a termination of employment for any reason and whether or not it is in connection with a change in control.

Leadership Structure
The Company appointed Gary R. Shook as Chief Executive Officer in 2010, while retaining his duties as President and Director of the Company. Mr. Boling served as Board Chairman until July 2016, when John C. Lee, IV, was elected Chairman of the Board and Mr. Boling was designed as Chairman Emeritus and retired from the Board. The separation of Board Chairman and CEO roles is also commonly utilized by other public companies in the United States, and we believe this leadership structure is highly effective for the Company.

In addition to Mr. Lee and Mr. Shook, our Board currently is comprised of 9 independent directors. Our corporate governance guidelines require the election, by the independent directors, of an independent Lead Director to serve during any period when there is no independent Chairman of the Board. Howard M. Armfield is the elected independent Lead Director. The Board has five standing committees-Audit, Compensation, Investment, Nominating, and Governance. Four of the Board committees are comprised solely of independent directors, with each of the committees having a separate chair. Mr. Shook chairs the Investment Committee. Our corporate governance guidelines provide that our non-management directors will meet in executive session from time to time and that our independent Lead Director will preside at these sessions. Our independent directors meet periodically outside of regularly scheduled Board meetings. In addition, our independent Lead Director chairs meetings in the absence of our Chairman.

Compensation Policy and Practices Review
On an annual basis the Company reviews its compensation policies and practices to identify any risks arising from these policies or practices that are reasonably likely to have a material adverse effect on the Company.  This review covers executive officers as well as all employees.  While we do not believe such risks are reasonably likely to have a material adverse effect, we believe it is in the best interest of effective communication to our shareholders to explain the process and results of our review.

During 2016, the Compensation Committee conducted a review of its compensation policies and practices, incorporating guidelines on sound compensation principles established by the Federal Reserve and jointly supported by the FDIC and the OCC.  The Committee reviewed an extensive report prepared by the Company’s Risk Management Officer and utilized the assistance of the Company’s independent compensation advisor. We reviewed each plan’s stated objective and purpose, categories of participants, the manner in which accountability is assigned for the administration of each plan, performance measures used and the process for determining and verifying results, and the range of potential payouts.  In addition, our advisor reviewed the competitiveness and mix of compensation elements comprising our total executive compensation package.

As a result of our review, we find that the Company’s compensation policies, plans and practices do not encourage unnecessary or unreasonable risk-taking and do not give rise to risks that are reasonably likely to have a material adverse effect on the Company.

At our 2014 annual meeting, a significant majority of our shareholders approved our executive compensation program, with more than 97% of the votes cast in favor of the program. The Compensation Committee was pleased with this response and, based on these results and the Compensation Committee’s independent judgment, the Committee made no material changes to the structure of our executive compensation program for fiscal 2016.

Director Compensation
As compensation for service to the Company, each member of the Board of Directors, other than the Board Chairman, receives a fee of $1,000 for each meeting of the Board, $500 for each Audit and Compensation Committee meeting and $400 for other board committee meetings attended. In addition, each member of the Board of Directors receives a stock retainer of 400 shares per year, with a one-year vesting period. The Chairman of the Audit Committee receives an annual retainer of $4,000, the Chairman of the Compensation Committees receives an annual retainer of $3,000 and the Chairman of the Directors Loan Committee receives an annual retainer of $1,000.

John C. Lee, IV serves as Chairman of the Board of the Company and receives a stipend of $75,000. In addition, Mr. Lee received a grant of 400 restricted shares of stock during 2016. The grant has a one-year vesting period on the same terms as other Directors.

The following table shows the compensation earned by each of the nonemployee directors during 2016:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation	Total
Howard M. Armfield	$27,800	$8,304	—	$36,104
Henry F. Atherton, III	$30,700	$8,304	—	$39,004
Joseph L. Boling (4)	$24,510	$8,304	—	$32,814
Childs F. Burden	$32,400	$8,304	—	$40,704
Alexander G. Green, III	$20,300	$8,304	—	$28,604
Gary D. LeClair (2)	$24,000	$8,304	—	$32,304
John C. Lee, IV	$49,300	$8,304	—	$57,604
Mary Leigh McDaniel (3)	$21,400	$8,304	—	$29,704
Keith W. Meurlin	$29,800	$8,304	—	$38,104
Janet A. Neuharth	$34,900	$8,304	—	$43,204
John M. Rust	$21,700	$8,304	—	$30,004

(1)
This amount reflects the grant date fair value ($20.76 per share) computed in accordance with FASB ASC topic 718 for 400 shares of restricted stock granted to each member of the Board on February 18, 2016. For information on the model and assumptions used to calculate the Company’s share-based compensation expense, see Note 8 to the audited consolidated financial statements in our 2016 Form 10-K.

(2)	Fees earned or paid in cash includes $2,500 paid by Middleburg Trust Company for service on the subsidiary Board of Directors.

(3)	Fees earned or paid in cash includes $900 paid by Middleburg Bank for service on the Bank's regional advisory board.

(4)	Fees earned or paid in cash includes director fees through retirement date of July 27, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Executive Officers, and Principal Shareholders of the Company

The following table sets forth, as of March 14, 2017, certain information with respect to beneficial ownership of shares of Common Stock by each of the members of the Board of Directors, by each of the executive officers named in the “Summary Compensation Table” (the “named executive officers”) and by all current directors and executive officers as a group.  Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of a director living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in his or herself at once or at some future time.

Name	Common Stock that May Be Acquired Within 60 days of March 14, 2017	Shares of Common Stock Beneficially Owned as of March 14, 2017 (1)		Percent of Class (%) (2)
Howard M. Armfield	—	47,845	(3) (4)	*
Henry F. Atherton, III	—	3,400	(4)	*
Childs F. Burden	—	25,320	(4) (8)	*
Jeffrey H. Culver	5,073	47,557	(4)	*
Alexander G. Green, III	—	9,535	(4)	*
David L. Hartley	—	20,121	(4)	*
Gary D. LeClair	—	12,261	(4) (5)	*
John C. Lee, IV	—	45,381	(4)	*
Mary Leigh McDaniel	—	4,105	(4)	*
Mark. A. McLean	—	9,129	(4)	*
Rajesh Mehra	5,000	20,207	(4)	*
Keith W. Meurlin	—	4,104	(4)	*
Janet A. Neuharth	—	4,024	(4) (6)	*
John M. Rust	—	14,724	(4) (7)	*
Gary R. Shook	—	55,312	(4)	*
Current directors and executive officers as a group (18 persons)	12,085	359,473		5.16%
*     Percentage of ownership is less than one percent of the outstanding shares of Common Stock.

(1)	Does not include shares of Common Stock that could be acquired through the exercise of stock options within 60 days of March 14, 2017.

(2)	Based on 7,200,194 shares outstanding as of March 14, 2017.

(3)	Includes 20,290 shares held in revocable trusts in which Mr. and Mrs. Armfield are trustees.

(4)
Includes shares of unvested restricted stock with voting and dividend rights as follows:  400 shares to each director; Mr. Culver 29,900 shares; Mr. Hartley 13,500 shares; Mr. McLean 7,250 shares; Mr. Mehra 15,500 shares; and Mr. Shook 36,650 shares.

(5)	Includes 10,161 shares owned jointly with Mr. LeClair’s wife.

(6)	Includes 1,012 shares held in trusts for Ms. Neuharth’s children.

(7)	Includes 12,424 shares held in a trust in which Mr. Rust is trustee.

(8)	Includes 8,000 shares held in a trust in which Mr. Burden is trustee.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 14, 2017, certain information with respect to the beneficial ownership of shares of Common Stock by each person who owns, to the Company’s knowledge, more than 5% of the outstanding shares of Common Stock.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class (1)
David L. Sokol (2)	2,103,008	29.21%
Box 4998
Jackson, WY 83001-4998

(1)	Based on 7,200,194 shares outstanding as of March 14, 2017.

(2)
According to the most current information available to the Company as of March 14, 2017, David L. Sokol, through certain investment accounts, reported that he has sole voting and dispositive power over 2,103,008 shares of our Common Stock.

Equity Compensation Plans
The following table sets forth information as of December 31, 2016, with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Shareholders:
2006 Equity Compensation Plan	23,362	$14.00	122,211
Equity Compensation Plans Not Approved by Shareholders (2)	—	—	—
Total	23,362	$14.00	122,211

(1)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	The Company does not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Some of the directors and officers of the Company are at present, as in the past, customers of the Company and its subsidiaries, and the Company and its subsidiaries have had, and expect to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. These transactions do not involve more than the normal risk of collectability or present other unfavorable features. The balance of loans to directors, executive officers and their associates totaled $1.6 million at December 31, 2016, or 1.3% of the Company’s capital at that date.   Additionally, unused commitments to extend credit to directors, executive officers and their associates amounted to an additional $1.1 million at December 31, 2016, or 0.87% of the Company’s capital at that date.

There are no legal proceedings to which any director, officer or principal shareholder, or any affiliate thereof, is a party that would be material and adverse to the Company.

The Company has not adopted a formal policy that covers the review and approval of related person transactions by the Board of Directors. The Board, however, does review all such transactions that are proposed to it for approval. During such a review, the Board will consider, among other things, the related person’s relationship to the Company, the facts and circumstances of the proposed transaction, the aggregate dollar amount of the transaction, the related person’s relationship to the transaction and any other material information. The Audit Committee of the Board also has the responsibility to review significant conflicts of interest involving directors or executive officers.

In addition, any extensions of credit to our directors and officers are required to be on substantially the same terms as comparable transactions to non-related parties at the time of the extension of credit, pursuant to Regulation O - Loans to Executive Officers, Directors and Principal Shareholders of Member Banks - of the banking regulations applicable to us.

Independence of the Directors
The Board of Directors has determined that the following 10 individuals of its total 11 members are independent as defined by the listing standards of the NASDAQ Stock Market (“NASDAQ”): Ms. McDaniel and Ms. Neuharth and Messrs. Armfield, Atherton, Burden, Green, LeClair, Lee, Meurlin and Rust. In reaching this conclusion, the Board of Directors considered that the Company and its subsidiary Bank conduct business with companies of which certain members of the Board of Directors or members of their immediate families are or were directors or officers.

In addition to the transactions disclosed under "Certain Relationships and Related Transactions," the Board of Directors considered the following relationship between the Company and certain of its directors to determine whether such director was independent under NASDAQ's listing standards:

•	The Bank procures certain legal and advisory services from LeClairRyan, a legal firm in Richmond, Virginia. Gary LeClair is one of the founders of this law firm.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT INFORMATION

Fees of Independent Registered Public Accounting Firm
Yount, Hyde & Barbour, P.C., audited our consolidated financial statements for the fiscal years ended December 31, 2016 and 2015.  The following information is furnished with respect to fees billed for professional services rendered to us by Yount, Hyde & Barbour, P.C., for the fiscal years ended December 31, 2016 and 2015.

Audit Fees
The aggregate fees billed by Yount, Hyde & Barbour, P.C., for professional services rendered for the audit of the Company’s annual financial statements and the attestation regarding the adequacy of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act for the fiscal years ended December 31, 2016 and 2015, and also for the review of the financial statements included in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, for those fiscal years were $193,000 for 2016 and $176,300 for 2015.

Audit Related Fees
The aggregate fees billed by Yount, Hyde & Barbour, P.C., for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the heading “Audit Fees” above for the fiscal years ended December 31, 2016 and December 31, 2015, were $37,200 and $36,100, respectively.  During 2016 and 2015, audit related fees included consultation concerning financial accounting and reporting standards, employee benefit plan audits, and agreed upon procedures engagement for Middleburg Trust Company.

Tax Fees
The aggregate fees billed by Yount, Hyde & Barbour, P.C., for professional services for tax compliance for the fiscal years ended December 31, 2016, and December 31, 2015, were $18,800 and $23,725 respectively.  During 2016 and 2015, these services included preparation of federal and state income tax returns, preparation of tax election and other tax forms, and consultations regarding tax compliance issues.

All Other Fees
There were no fees billed by Yount, Hyde & Barbour, P.C., for any other services rendered to the Company for the fiscal years ended December 31, 2016 and 2015.

Pre-Approval Policies
All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Yount, Hyde & Barbour, P.C., were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  The Audit Committee’s Charter provides for pre-approval of audit, audit-related and tax services.  The Charter authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

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

21.1	Subsidiaries of the Company, previously filed.
23.1	Consent of Yount, Hyde & Barbour, P.C., previously filed.
24.1	Power of Attorney, previously filed.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, previously filed.
101
The following materials from the Middleburg Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, previously filed.

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

MIDDLEBURG FINANCIAL CORPORATION

Date:	March 31, 2017	By:	/s/ Gary R. Shook
Gary R. Shook
Chief Executive Officer

Date:	March 31, 2017	By:	/s/ Raj Mehra
Raj Mehra
Chief Financial Officer

Date:	March 31, 2017	By:	/s/ Tammy P. Frazier
Tammy P. Frazier
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
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

21.1	Subsidiaries of the Company, previously filed.

23.1	Consent of Yount, Hyde & Barbour, P.C., previously filed.

24.1	Power of Attorney, previously filed.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, previously filed.

101
The following materials from the Middleburg Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, previously filed.

* Management contracts and compensatory plans and arrangements.